Form 10-Q
period 2015-06-30
PENSKE AUTOMOTIVE GROUP, INC.
filed 2015-07-30
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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
Yes ☐ No ☒

As of July 23, 2015, there were 90,075,878 shares of voting common stock outstanding.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
	(In millions, except share and per share amounts)
ASSETS
Cash and cash equivalents	$36.7	$36.3
Accounts receivable, net of allowance for doubtful accounts of $4.3 and $3.5	738.8	701.4
Inventories	3,055.4	2,819.2
Other current assets	107.0	124.7
Assets held for sale	45.7	186.6
Total current assets	3,983.6	3,868.2
Property and equipment, net	1,378.3	1,328.8
Goodwill	1,292.1	1,265.8
Other indefinite-lived intangible assets	391.9	386.2
Equity method investments	359.0	352.8
Other long-term assets	29.0	26.4
Total assets	$7,433.9	$7,228.2

LIABILITIES AND EQUITY
Floor plan notes payable	$2,004.9	$1,812.6
Floor plan notes payable — non-trade	1,042.8	920.5
Accounts payable	502.1	417.6
Accrued expenses	329.3	310.3
Current portion of long-term debt	31.2	36.6
Liabilities held for sale	29.9	132.7
Total current liabilities	3,940.2	3,630.3
Long-term debt	1,130.8	1,316.0
Deferred tax liabilities	391.4	409.9
Other long-term liabilities	192.5	190.8
Total liabilities	5,654.9	5,547.0
Commitments and contingent liabilities (Note 9)
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 90,075,878 shares issued and outstanding at June 30, 2015; 90,244,840 shares issued and outstanding at December 31, 2014	—	—
Non-voting Common Stock, $0.0001 par value, 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	676.5	690.7
Retained earnings	1,143.9	1,015.4
Accumulated other comprehensive income (loss)	(69.3)	(53.3)
Total Penske Automotive Group stockholders’ equity	1,751.1	1,652.8
Non-controlling interest	27.9	28.4
Total equity	1,779.0	1,681.2
Total liabilities and equity	$7,433.9	$7,228.2

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Unaudited)
	(In millions, except per share amounts)
Revenue:
Retail automotive dealership	$4,538.6	$4,256.5	$8,713.6	$8,175.7
Retail commercial truck dealership	241.9	—	434.6	—
Commercial vehicle distribution and other	123.9	114.0	227.3	210.0
Total revenues	$4,904.4	$4,370.5	$9,375.5	$8,385.7
Cost of sales:
Retail automotive dealership	3,877.7	3,620.3	7,424.6	6,941.8
Retail commercial truck dealership	203.6	—	363.5	—
Commercial vehicle distribution and other	93.5	95.4	169.1	175.1
Total cost of sales	4,174.8	3,715.7	7,957.2	7,116.9
Gross profit	729.6	654.8	1,418.3	1,268.8
Selling, general and administrative expenses	551.3	502.0	1,085.8	979.2
Depreciation	19.2	17.0	37.8	33.1
Operating income	159.1	135.8	294.7	256.5
Floor plan interest expense	(11.0)	(11.6)	(21.1)	(22.7)
Other interest expense	(16.4)	(12.4)	(32.7)	(24.8)
Equity in earnings of affiliates	12.0	10.9	18.7	16.0
Income from continuing operations before income taxes	143.7	122.7	259.6	225.0
Income taxes	(47.6)	(41.2)	(86.4)	(75.9)
Income from continuing operations	96.1	81.5	173.2	149.1
Loss from discontinued operations, net of tax	(0.4)	(7.6)	(1.6)	(7.3)
Net income	95.7	73.9	171.6	141.8
Less: Income attributable to non-controlling interests	1.7	1.0	2.4	1.4
Net income attributable to Penske Automotive Group common stockholders	$94.0	$72.9	$169.2	$140.4
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$1.05	$0.89	$1.89	$1.63
Discontinued operations	$(0.00)	$(0.08)	$(0.02)	$(0.08)
Net income attributable to Penske Automotive Group common stockholders	$1.04	$0.81	$1.88	$1.55
Shares used in determining basic earnings per share (Note 6)	90.2	90.4	90.2	90.4
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$1.05	$0.89	$1.89	$1.63
Discontinued operations	$(0.00)	$(0.08)	$(0.02)	$(0.08)
Net income attributable to Penske Automotive Group common stockholders	$1.04	$0.81	$1.87	$1.55
Shares used in determining diluted earnings per share (Note 6)	90.2	90.4	90.3	90.4
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$96.1	$81.5	$173.2	$149.1
Less: Income attributable to non-controlling interests	1.7	1.0	2.4	1.4
Income from continuing operations, net of tax	94.4	80.5	170.8	147.7
Loss from discontinued operations, net of tax	(0.4)	(7.6)	(1.6)	(7.3)
Net income attributable to Penske Automotive Group common stockholders	$94.0	$72.9	$169.2	$140.4

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Unaudited)
	(In millions)
Net income	$95.7	$73.9	$171.6	$141.8
Other comprehensive income:
Foreign currency translation adjustment	37.8	16.8	(15.0)	26.1
Unrealized gain (loss) on interest rate swaps:
Unrealized gain (loss) arising during the period, net of tax benefits	—	—	—	(0.2)
Reclassification adjustment for loss included in floor plan interest expense, net of tax provision of $0.0, $0.7, $0.0 and $1.5, respectively	—	1.2	—	2.3
Unrealized gain (loss) on interest rate swaps, net of tax	—	1.2	—	2.1
Other adjustments to comprehensive income, net	0.5	0.8	(1.8)	(3.2)
Other comprehensive income (loss), net of taxes	38.3	18.8	(16.8)	25.0
Comprehensive income	134.0	92.7	154.8	166.8
Less: Comprehensive income attributable to non-controlling interests	1.5	0.9	1.6	1.1
Comprehensive income attributable to Penske Automotive Group common stockholders	$132.5	$91.8	$153.2	$165.7

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2015	2014
	(Unaudited)
	(In millions)
Operating Activities:
Net income	$171.6	$141.8
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	37.8	33.1
Earnings of equity method investments	(16.1)	(14.5)
Loss from discontinued operations, net of tax	1.6	7.3
Deferred income taxes	(18.4)	6.5
Changes in operating assets and liabilities:
Accounts receivable	(37.5)	(36.6)
Inventories	(189.5)	(55.6)
Floor plan notes payable	192.3	35.1
Accounts payable and accrued expenses	102.2	106.6
Other	26.1	(16.4)
Net cash provided by continuing operating activities	270.1	207.3
Investing Activities:
Purchase of equipment and improvements	(82.9)	(81.5)
Acquisitions net, including repayment of sellers’ floor plan notes payable of $41.2 and $23.0, respectively	(86.4)	(86.2)
Other	—	4.2
Net cash used in continuing investing activities	(169.3)	(163.5)
Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	780.4	572.6
Repayments under U.S. credit agreement revolving credit line	(702.4)	(562.6)
Repayment of U.S. credit agreement term loan	(88.0)	—
Repayment of U.S. commercial truck capital loan	(60.5)	—
Net repayments of other long-term debt	(124.1)	(47.2)
Net borrowings of floor plan notes payable — non-trade	122.3	32.4
Payment of deferred financing fees	(1.7)	—
Repurchases of common stock	(22.0)	(15.5)
Dividends	(40.7)	(33.5)
Other	0.2	0.3
Net cash used in continuing financing activities	(136.5)	(53.5)
Discontinued operations:
Net cash used in discontinued operating activities	(3.8)	(12.6)
Net cash provided by discontinued investing activities	130.2	0.8
Net cash (used in) provided by discontinued financing activities	(89.9)	32.6
Net cash provided by discontinued operations	36.5	20.8
Effect of exchange rate changes on cash and cash equivalents	(0.4)	—
Net change in cash and cash equivalents	0.4	11.1
Cash and cash equivalents, beginning of period	36.3	50.3
Cash and cash equivalents, end of period	$36.7	$61.4

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$52.1	$50.5
Income taxes	64.7	48.3

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF EQUITY

					Accumulated	Total
	Common Stock		Additional		Other	Penske
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Automotive Group Stockholders’ Equity	Non-controlling Interest	Total Equity
	(Unaudited)
	(Dollars in millions)
Balance, January 1, 2015	90,244,840	$—	$690.7	$1,015.4	$(53.3)	$1,652.8	$28.4	$1,681.2
Equity compensation	270,421	—	7.6	—	—	7.6	—	7.6
Repurchases of common stock	(439,383)	—	(22.0)	—	—	(22.0)	—	(22.0)
Dividends	—	—	—	(40.7)	—	(40.7)	—	(40.7)
Distributions to non-controlling interests	—	—	—	—	—	—	(2.7)	(2.7)
Sale of subsidiary shares to non-controlling interest	—	—	0.2	—	—	0.2	0.6	0.8
Foreign currency translation	—	—	—	—	(14.2)	(14.2)	(0.8)	(15.0)
Other	—	—	—	—	(1.8)	(1.8)	—	(1.8)
Net income	—	—	—	169.2	—	169.2	2.4	171.6
Balance, June 30, 2015	90,075,878	$—	$676.5	$1,143.9	$(69.3)	$1,751.1	$27.9	$1,779.0

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

Retail Automotive Dealership.  We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $16.6 billion in total retail automotive dealership revenue we generated in 2014. As of June 30, 2015, we operated 326 automotive retail franchises, of which 178 franchises are located in the U.S. and 148 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the six months ended June 30, 2015, we retailed and wholesaled more than 255,000 vehicles. We are diversified geographically, with 61% of our total retail automotive dealership revenues in the six months ended June 30, 2015 generated in the U.S. and Puerto Rico and 39% generated outside the U.S. We offer over 40 vehicle brands, with 72% of our retail automotive dealership revenue in the six months ended June 30, 2015 generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offer a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products. We operate these dealerships under franchise agreements with a number of automotive manufacturers and distributors which are subject to certain rights and restrictions typical of the industry.

During the six months ended June 30, 2015, we acquired one U.S. retail automotive franchise, Land Rover Darien, in Connecticut which complements our existing franchises in Danbury, Fairfield and Greenwich, Connecticut, and disposed of two U.S. retail automotive franchises, Nissan and Infiniti of San Francisco, California.

Retail Commercial Truck Dealership.  In November 2014, we acquired a controlling interest (91%) in a heavy and medium duty truck dealership group located in Texas, Oklahoma and New Mexico which, effective July 1, 2015, we renamed Premier Truck Group (“PTG”). Prior to the 2014 transaction, we held a 32% interest in PTG and accounted for this investment under the equity method. PTG operates sixteen locations, including ten full-service dealerships offering principally Freightliner, Western Star, and Sprinter-branded trucks. Two of these locations, Chattanooga and Knoxville, were acquired in February 2015. PTG also offers a full range of used trucks available for sale as well as service and parts departments, many of which are open 24 hours a day, seven days a week. On July 1, 2015, we acquired an additional 5% of PTG bringing our total ownership interest to 96%.

Commercial Vehicle Distribution.  Since August 2013, we have been the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts across Australia, New Zealand and portions of the Pacific. The business, known as Penske Commercial Vehicles Australia, distributes commercial vehicles and parts to a network of more than 70 dealership locations, including three company-owned retail commercial vehicle dealerships.

In October 2014, we acquired MTU Detroit Diesel Australia Pty Ltd., a leading distributor of diesel and gas engines and power systems, representing MTU, Detroit Diesel, Mercedes-Benz Industrial, Allison Transmission and MTU Onsite Energy. We have renamed this business Penske Power Systems. Penske Power Systems offers products across the on- and off-highway markets in Australia, New Zealand and portions of the Pacific and supports full parts and aftersales service through a network of branches, field locations and independent dealers across the region. The on-highway portion of this business complements our existing Penske Commercial Vehicles Australia distribution business.

Penske Truck Leasing. We hold a 9.0% limited partnership interest in Penske Truck Leasing Co., L.P. (‘‘PTL’’), a leading provider of transportation and supply chain services.

Basis of Presentation

The following unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of June 30, 2015 and December 31, 2014 and for the three and six month periods ended June 30, 2015 and 2014 is unaudited, but includes all adjustments which our management believes to be necessary for the fair presentation of results for the periods presented. We have changed the presentation of revenue and cost of sales within the Consolidated Condensed Statements of Income to reflect the addition of the retail commercial truck dealership business for the current and comparative periods presented.  We have also identified the retail commercial truck dealership business as a new reportable segment and have retroactively presented the segment data for all periods presented within the segment information footnote. Additionally, the consolidated condensed financial statements for the prior periods have been revised for entities that have been treated as discontinued operations, and results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2014, which are included as part of our Annual Report on Form 10-K.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of the contracts. This ASU can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB approved a one-year deferral of the effective date from January 1, 2017 to January 1, 2018 but will allow for early adoption as of January 1, 2017. We are currently assessing the impact the adoption of this accounting standard update will have on our consolidated financial position, results of operations, and cash flows.

In April 2015, the FASB issued ASU No. 2015-03, “Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU is effective for us beginning after January 1, 2016. We do not expect the adoption of this accounting standard update to have a material impact on our consolidated financial position, results of operations, and cash flows.

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

Prior to the adoption of ASU No. 2014-08, we accounted for dispositions as discontinued operations when it was evident that the operations and cash flows of an entity being disposed of would be eliminated from ongoing operations and we would not have any significant continuing involvement in its operations. The results of operations for those entities that were classified as discontinued operations prior to adoption of ASU No. 2014-08 are included in “Loss from discontinued operations” in the accompanying Consolidated Condensed Statements of Income for all periods presented and will continue to be reported within discontinued

operations in the future. Beginning with disposals or entities classified as held for sale subsequent to January 1, 2015, only those that represent a strategic shift that has, or will have, a major impact on our operations and financial results will be included in discontinued operations.

We had no entities newly classified as held for sale during the six months ended June 30, 2015. As such, the combined financial information presented below represents only retail automotive dealerships and our car rental business that were classified as discontinued operations prior to adoption of ASU No. 2014-08:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$35.7	$65.8	$76.0	$145.2
Pre-tax loss	$(1.2)	$(8.4)	$(5.3)	$(18.4)
Pre-tax gain on disposal	$0.7	$—	$3.0	$14.8

	June 30,	December 31,
	2015	2014
Inventories	$21.3	$34.7
Other assets	24.4	151.9
Total assets	$45.7	$186.6
Floor plan notes payable (including non-trade)	$16.6	$27.9
Other liabilities	13.3	104.8
Total liabilities	$29.9	$132.7

Divestitures

In February 2015, we divested our car rental business which included Hertz car rental franchises in the Memphis, Tennessee market and certain markets throughout Indiana. We received proceeds of $17.8 million from the sale excluding sales of car rental vehicles. The results of operations of our car rental business are included in discontinued operations for the six months ended June 30, 2015 and for the three and six months ended June 30, 2014. In June 2015, we disposed of two U.S. retail automotive franchises: Nissan and Infiniti of San Francisco, California. The results of operations of these franchises are included in discontinued operations for the three and six months ended June 30, 2015 and 2014.

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

Our fixed rate debt consists of amounts outstanding under our senior subordinated notes and mortgage facilities. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 2), and we estimate the fair value of our mortgage facilities using a present value technique based on current market interest rates for similar types of financial instruments (Level 2). A summary of the carrying values and fair values of our 5.75% senior subordinated notes, 5.375% senior subordinated notes and our fixed rate mortgage facilities are as follows:

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.75% senior subordinated notes due 2022	$550.0	$577.5	$550.0	$558.4
5.375% senior subordinated notes due 2024	300.0	303.0	300.0	306.0
Mortgage facilities	169.4	168.6	169.7	171.6

2. Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2015	2014
Retail automotive new vehicles	$1,941.5	$1,792.5
Retail automotive used vehicles	676.7	639.9
Retail automotive parts, accessories and other	107.4	103.5
Commercial truck dealership vehicles and parts	149.4	85.5
Commercial vehicle distribution vehicles and parts	180.4	197.8
Total inventories	$3,055.4	$2,819.2

We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $11.1 million and $8.4 million during the three months ended June 30, 2015 and 2014, respectively, and $20.2 million and $17.2 million during the six months ended June 30, 2015 and 2014, respectively.

3. Business Combinations

We acquired one retail automotive franchise and two retail commercial truck dealerships during the six months ended June 30, 2015. During the six months ended June 30, 2014, we acquired two retail automotive franchises as well as made an additional investment in an entity previously accounted for under the equity method. Our financial statements include the results of operations of the acquired entities from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements, and may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the six months ended June 30, 2015 and 2014 follows:

	June 30,
	2015	2014
Accounts receivable	$—	$0.7
Inventory	46.8	29.1
Other current assets	0.2	1.2
Property and equipment	4.4	4.1
Indefinite-lived intangibles	38.8	57.1
Current liabilities	(1.2)	(2.6)
Non-current liabilities	—	(2.2)
Total consideration	89.0	87.4
Seller financed/assumed debt	(2.6)	(1.2)
Total cash used in acquisitions	$86.4	$86.2

The following unaudited consolidated pro forma results of operations of PAG for the three and six months ended June 30, 2015 and 2014 give effect to acquisitions consummated during 2015 and 2014 as if they had occurred effective at the beginning of the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$4,904.4	$4,668.2	$9,402.2	$9,030.1
Income from continuing operations	94.4	82.9	171.2	152.6
Net income	94.0	75.3	169.6	145.3
Income from continuing operations per diluted common share	$1.05	$0.92	$1.90	$1.69
Net income per diluted common share	$1.04	$0.83	$1.88	$1.61

4. Intangible Assets

Following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the six months ended June 30, 2015:

	Goodwill	Other Indefinite- Lived Intangible Assets
Balance, January 1, 2015	$1,265.8	$386.2
Additions	30.6	8.2
Foreign currency translation	(4.3)	(2.5)
Balance, June 30, 2015	$1,292.1	$391.9

The additions during the six months ended June 30, 2015 were within our Retail Automotive and Retail Commercial Truck reportable segments. As of June 30, 2015, the goodwill balance within our Retail Automotive, Retail Commercial Truck, and Other reportable segments was $1,059.0, $147.3 million and $85.8 million, respectively.

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

The weighted average interest rate on floor plan borrowings was 1.5% for the six months ended June 30, 2015 and 1.7% for the six months ended June 30, 2014, including for 2014 the effect of the interest rate swap discussed in Note 8. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as “Floor plan notes payable—non-trade” on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.

6. Earnings Per Share

Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested equity awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for any dilutive effects. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Weighted average number of common shares outstanding	90,198,899	90,385,214	90,225,948	90,410,690
Effect of non-participatory equity compensation	36,000	36,000	36,000	36,000
Weighted average number of common shares outstanding, including effect of dilutive securities	90,234,899	90,421,214	90,261,948	90,446,690

7. Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2015	2014
U.S. credit agreement — revolving credit line	$78.0	$—
U.S. credit agreement — term loan	—	88.0
U.K. credit agreement — revolving credit line	17.3	121.5
U.K. credit agreement — term loan	14.1	18.7
U.K. credit agreement — overdraft line of credit	4.8	5.7
5.375% senior subordinated notes due 2024	300.0	300.0
5.75% senior subordinated notes due 2022	550.0	550.0
U.S. commercial truck capital loan	—	60.5
Australia working capital loan	—	—
Mortgage facilities	169.4	169.7
Other	28.4	38.5
Total long-term debt	1,162.0	1,352.6
Less: current portion	(31.2)	(36.6)
Net long-term debt	$1,130.8	$1,316.0

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

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of June 30, 2015, we had $78.0 million of revolver borrowings outstanding under the U.S. credit agreement.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a revolving credit agreement with the Royal Bank of Scotland plc (RBS) and BMW Financial Services (GB) Limited, and an additional demand overdraft line of credit with RBS (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes. In April 2015, we amended the U.K. credit agreement principally to increase the revolving borrowing capacity from £100.0 million to £150.0 million. The loans mature on the termination date of the facility, which is December 19, 2019. The revolving loans bear interest between defined LIBOR plus 1.35% and defined LIBOR plus 3.0% and the demand overdraft line of credit bears interest at the Bank of England Base Rate plus 1.75%. As of June 30, 2015, outstanding loans under the U.K. credit agreement amounted to £14.1 million ($22.1 million).

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

In 2012, our U.K. subsidiaries entered into a separate agreement with RBS, as agent for National Westminster Bank plc, providing for a £30.0 million term loan which was used for working capital and an acquisition. The term loan is repayable in £1.5 million quarterly installments through 2015 with a final payment of £7.5 million due December 31, 2015. The term loan bears interest between 2.675% and 4.325%, depending on the U.K. subsidiaries’ ratio of net borrowings to earnings before interest, taxes, depreciation and amortization (as defined). As of June 30, 2015, the amount outstanding under the U.K. term loan was £9.0 million ($14.1 million).

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

5.75% Senior Subordinated Notes

In August 2012, we issued $550.0 million in aggregate principal amount of 5.75% Senior Subordinated Notes due 2022 (the “5.75% Notes”). Interest on the 5.75% Notes is payable semi-annually on April 1 and October 1 of each year. The 5.75% Notes mature on October 1, 2022, unless earlier redeemed or purchased by us. The 5.75% Notes are unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our existing 100% owned U.S. subsidiaries. The 5.75% Notes also contain customary negative covenants and events of default.

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

U.S. Commercial Truck Capital Loan

The principal source of working capital of our PTG business was a working capital loan agreement with Mercedes-Benz Financial Services USA LLC with an amount outstanding of $60.5 million as of December 31, 2014. In February 2015, we repaid the outstanding principal balance using our U.S. revolving credit facility and we intend to continue to use the U.S. revolving credit facility to address PTG’s working capital needs.

Australia Working Capital Loan Agreement

Penske Commercial Vehicles Australia is party to a working capital loan agreement with Mercedes-Benz Financial Services Australia Pty Ltd that provides it with up to AU $28.0 million ($21.6 million) of working capital availability. This agreement provides the lender with a secured interest in certain inventory and receivables of our commercial vehicle distribution business. The loan bears interest at the Australian BBSW 30-day Bill Rate plus 2.35%. As of June 30, 2015, no loans were outstanding under the working capital loan agreement.

Mortgage Facilities

We are party to several mortgages which bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of June 30, 2015, we owed $169.4 million of principal under our mortgage facilities.

8. Derivatives and Hedging

Penske Commercial Vehicles Australia and Penske Power Systems sell vehicles, engines, parts and other products purchased from manufacturers in the U.S., Germany, and the U.K. In order to protect against exchange rate movements, Penske Commercial Vehicles Australia and Penske Power Systems enter into foreign exchange forward contracts against anticipated cash flows. The contracts are timed to mature when major shipments are scheduled to arrive in Australia and when receipt of payment from customers is expected. We classify our foreign exchange forward contracts as cash flow hedges and state them at fair value. We used Level 2 inputs to estimate the fair value of the foreign exchange forward contracts. The fair value of the contracts designated as hedging instruments was estimated to be an asset of $0.6 million and $1.1 million as of June 30, 2015 and December 31, 2014, respectively.

We previously were party to interest rate swap agreements through December 2014 pursuant to which the LIBOR portion of $300.0 million of our floating rate floor plan debt was fixed at a rate of 2.135% and $100.0 million of our floating rate floor plan debt was fixed at a rate of 1.55%. During the three and six months ended June 30, 2014, the swaps increased the weighted average interest rate on our floor plan borrowings by approximately 28 basis points. We are not party to any interest rate swap agreements in 2015.

9. Commitments and Contingent Liabilities

We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of June 30, 2015, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

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

We have $24.5 million of letters of credit outstanding as of June 30, 2015, and have posted $15.3 million of surety bonds in the ordinary course of business.

10. Equity

In the first six months of 2015 we repurchased or acquired 439,383 shares of our common stock. We repurchased 283,000 shares of our outstanding common stock in the first quarter for $14.0 million, or an average of $49.25 per share, under our securities repurchase program approved by our Board of Directors. During the three months ended June 30, 2015, we acquired an additional 156,383 shares of our common stock for $8.0 million, or an average of $51.05 per share, from employees in connection with a net share settlement feature of employee equity awards. As of June 30, 2015, our remaining authorization under the program was $136.0 million.

11. Accumulated Other Comprehensive Income/(Loss)

Changes in accumulated other comprehensive income/(loss) by component and the reclassifications out of accumulated other comprehensive income/(loss) during the three and six months ended June 30, 2015 and 2014, respectively, attributable to Penske Automotive Group common stockholders follows:

Three Months Ended June 30, 2015

	Foreign Currency Translation	Other	Total
Balance at March 31, 2015	$(103.9)	$(3.9)	$(107.8)
Other comprehensive income (loss) before reclassifications	38.0	0.5	38.5
Amounts reclassified from accumulated other comprehensive income - net of tax	—	—	—
Net current-period other comprehensive income (loss)	38.0	0.5	38.5
Balance at June 30, 2015	$(65.9)	$(3.4)	$(69.3)

Three Months Ended June 30, 2014

	Foreign Currency Translation	Other	Total
Balance at March 31, 2014	$20.9	$(2.9)	$18.0
Other comprehensive income (loss) before reclassifications	16.9	0.8	17.7
Amounts reclassified from accumulated other comprehensive income - net of tax	—	1.2	1.2
Net current-period other comprehensive income (loss)	16.9	2.0	18.9
Balance at June 30, 2014	$37.8	$(0.9)	$36.9

Six Months Ended June 30, 2015

	Foreign Currency Translation	Other	Total
Balance at December 31, 2014	$(51.7)	$(1.6)	$(53.3)
Other comprehensive income (loss) before reclassifications	(14.2)	(1.8)	(16.0)
Amounts reclassified from accumulated other comprehensive income - net of tax	—	—	—
Net current-period other comprehensive income (loss)	(14.2)	(1.8)	(16.0)
Balance at June 30, 2015	$(65.9)	$(3.4)	$(69.3)

Six Months Ended June 30, 2014

	Foreign Currency Translation	Other	Total
Balance at December 31, 2013	$11.4	$0.2	$11.6
Other comprehensive income (loss) before reclassifications	26.4	(3.4)	23.0
Amounts reclassified from accumulated other comprehensive income - net of tax	—	2.3	2.3
Net current-period other comprehensive income (loss)	26.4	(1.1)	25.3
Balance at June 30, 2014	$37.8	$(0.9)	$36.9

Within the amounts reclassified from accumulated other comprehensive income during the three and six months ended June 30, 2014, amounts associated with Other relate to interest rate swaps and are included in floor plan interest expense.

12. Segment Information

Our operations are organized by management into operating segments by line of business and geography. We have determined that we have three reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of retail automotive dealership operations, (ii) Retail Commercial Truck, consisting of our U.S. retail commercial truck dealership operations, and (iii) Other, consisting of our commercial vehicle and power systems distribution operations and our other investments in non-automotive retail operations. The Retail Automotive reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and the retail automotive joint ventures. The individual dealership operations included in the Retail Automotive reportable segment have been grouped into four geographic operating segments: Eastern, Central, and Western United States and International. The geographic operating segments have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). Revenue and segment income for the three and six months ended June 30, 2015 and 2014 follows:

Three Months Ended June 30

	Retail Automotive	Retail Commercial Truck	Other	Intersegment Elimination	Total
Revenues
2015	$4,538.6	$241.9	$124.2	$(0.3)	$4,904.4
2014	4,256.5	—	115.6	(1.6)	4,370.5
Segment income
2015	$120.5	$10.4	$12.8	$—	$143.7
2014	107.7	0.8	14.2	—	122.7

Six Months Ended June 30

	Retail Automotive	Retail Commercial Truck	Other	Intersegment Elimination	Total
Revenues
2015	$8,713.6	$434.6	$227.9	$(0.6)	$9,375.5
2014	8,175.7	—	212.3	(2.3)	8,385.7
Segment income
2015	$223.6	$17.8	$18.2	$—	$259.6
2014	201.6	1.4	22.0	—	225.0

13. Condensed Consolidating Financial Information

The following tables include condensed consolidating financial information as of June 30, 2015 and December 31, 2014 and for the three and six month periods ended June 30, 2015 and 2014 for Penske Automotive Group, Inc. (as the issuer of the 5.75% and 5.375% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing non-U.S. entities). Guarantor subsidiaries are directly or indirectly 100% owned by PAG, and the guarantees are full and unconditional, and joint and several. The guarantees may be released under certain circumstances upon resale, or transfer by us of the stock of the related guarantor or all or substantially all of the assets of the guarantor to a non-affiliate.

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2015

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In millions)

Cash and cash equivalents	$36.7	$—	$—	$—	$36.7
Accounts receivable, net	738.8	(422.0)	422.0	354.3	384.5
Inventories	3,055.4	—	—	1,579.9	1,475.5
Other current assets	107.0	—	2.8	36.5	67.7
Assets held for sale	45.7	—	—	11.3	34.4
Total current assets	3,983.6	(422.0)	424.8	1,982.0	1,998.8
Property and equipment, net	1,378.3	—	4.3	771.8	602.2
Intangible assets	1,684.0	—	—	833.7	850.3
Equity method investments	359.0	—	294.0	—	65.0
Other long-term assets	29.0	(2,125.6)	2,139.0	1.1	14.5
Total assets	$7,433.9	$(2,547.6)	$2,862.1	$3,588.6	$3,530.8
Floor plan notes payable	$2,004.9	$—	$—	$1,195.1	$809.8
Floor plan notes payable — non-trade	1,042.8	—	150.8	343.5	548.5
Accounts payable	502.1	—	3.3	150.1	348.7
Accrued expenses	329.3	(422.0)	1.0	148.1	602.2
Current portion of long-term debt	31.2	—	—	6.9	24.3
Liabilities held for sale	29.9	—	—	7.5	22.4
Total current liabilities	3,940.2	(422.0)	155.1	1,851.2	2,355.9
Long-term debt	1,130.8	(270.8)	928.0	111.6	362.0
Deferred tax liabilities	391.4	—	—	366.7	24.7
Other long-term liabilities	192.5	—	—	67.9	124.6
Total liabilities	5,654.9	(692.8)	1,083.1	2,397.4	2,867.2
Total equity	1,779.0	(1,854.8)	1,779.0	1,191.2	663.6
Total liabilities and equity	$7,433.9	$(2,547.6)	$2,862.1	$3,588.6	$3,530.8

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2014

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In millions)

Cash and cash equivalents	$36.3	$—	$—	$—	$36.3
Accounts receivable, net	701.4	(409.6)	409.6	392.6	308.8
Inventories	2,819.2	—	—	1,481.5	1,337.7
Other current assets	124.7	—	4.5	58.3	61.9
Assets held for sale	186.6	—	—	150.9	35.7
Total current assets	3,868.2	(409.6)	414.1	2,083.3	1,780.4
Property and equipment, net	1,328.8	—	4.3	754.6	569.9
Intangible assets	1,652.0	—	—	817.9	834.1
Equity method investments	352.8	—	285.5	—	67.3
Other long-term assets	26.4	(1,990.8)	2,005.0	4.4	7.8
Total assets	$7,228.2	$(2,400.4)	$2,708.9	$3,660.2	$3,259.5
Floor plan notes payable	$1,812.6	$—	$—	$1,102.0	$710.6
Floor plan notes payable — non-trade	920.5	—	86.8	398.1	435.6
Accounts payable	417.6	—	2.9	208.3	206.4
Accrued expenses	310.3	(409.6)	—	123.3	596.6
Current portion of long-term debt	36.6	—	—	4.6	32.0
Liabilities held for sale	132.7	—	—	105.9	26.8
Total current liabilities	3,630.3	(409.6)	89.7	1,942.2	2,008.0
Long-term debt	1,316.0	(247.0)	938.0	116.1	508.9
Deferred tax liabilities	409.9	—	—	385.6	24.3
Other long-term liabilities	190.8	—	—	66.9	123.9
Total liabilities	5,547.0	(656.6)	1,027.7	2,510.8	2,665.1
Total equity	1,681.2	(1,743.8)	1,681.2	1,149.4	594.4
Total liabilities and equity	$7,228.2	$(2,400.4)	$2,708.9	$3,660.2	$3,259.5

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2015

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In millions)

Revenues	$4,904.4	$—	$—	$2,609.0	$2,295.4
Cost of sales	4,174.8	—	—	2,203.6	1,971.2
Gross profit	729.6	—	—	405.4	324.2
Selling, general and administrative expenses	551.3	—	5.6	300.1	245.6
Depreciation	19.2	—	0.4	10.4	8.4
Operating income	159.1	—	(6.0)	94.9	70.2
Floor plan interest expense	(11.0)	—	(0.7)	(5.6)	(4.7)
Other interest expense	(16.4)	—	(10.2)	(1.4)	(4.8)
Equity in earnings of affiliates	12.0	—	10.5	—	1.5
Equity in earnings of subsidiaries	—	(148.4)	148.4	—	—
Income from continuing operations before income taxes	143.7	(148.4)	142.0	87.9	62.2
Income taxes	(47.6)	49.8	(47.6)	(34.1)	(15.7)
Income from continuing operations	96.1	(98.6)	94.4	53.8	46.5
(Loss) income from discontinued operations, net of tax	(0.4)	0.4	(0.4)	(0.2)	(0.2)
Net income	95.7	(98.2)	94.0	53.6	46.3
Other comprehensive income (loss), net of tax	38.3	(37.5)	38.3	—	37.5
Comprehensive income	134.0	(135.7)	132.3	53.6	83.8
Less: Comprehensive income attributable to non-controlling interests	1.5	0.2	(0.2)	—	1.5
Comprehensive income attributable to Penske Automotive Group common stockholders	$132.5	$(135.9)	$132.5	$53.6	$82.3

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2014

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In millions)

Revenues	$4,370.5	$—	$—	$2,454.3	$1,916.2
Cost of sales	3,715.7	—	—	2,064.7	1,651.0
Gross profit	654.8	—	—	389.6	265.2
Selling, general and administrative expenses	502.0	—	5.9	292.8	203.3
Depreciation	17.0	—	0.3	9.4	7.3
Operating income	135.8	—	(6.2)	87.4	54.6
Floor plan interest expense	(11.6)	—	(2.4)	(5.3)	(3.9)
Other interest expense	(12.4)	—	(7.4)	(0.4)	(4.6)
Equity in earnings of affiliates	10.9	—	9.4	—	1.5
Equity in earnings of subsidiaries	—	(128.3)	128.3	—	—
Income from continuing operations before income taxes	122.7	(128.3)	121.7	81.7	47.6
Income taxes	(41.2)	43.4	(41.2)	(28.0)	(15.4)
Income from continuing operations	81.5	(84.9)	80.5	53.7	32.2
(Loss) income from discontinued operations, net of tax	(7.6)	7.6	(7.6)	—	(7.6)
Net income	73.9	(77.3)	72.9	53.7	24.6
Other comprehensive income (loss), net of tax	18.8	(18.4)	18.8	1.5	16.9
Comprehensive income	92.7	(95.7)	91.7	55.2	41.5
Less: Comprehensive income attributable to non-controlling interests	0.9	—	—	—	0.9
Comprehensive income attributable to Penske Automotive Group common stockholders	$91.8	$(95.7)	$91.7	$55.2	$40.6

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2015

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In millions)

Revenues	$9,375.5	$—	$—	$4,957.3	$4,418.2
Cost of sales	7,957.2	—	—	4,175.2	3,782.0
Gross profit	1,418.3	—	—	782.1	636.2
Selling, general and administrative expenses	1,085.8	—	12.3	593.3	480.2
Depreciation	37.8	—	0.8	20.6	16.4
Operating income	294.7	—	(13.1)	168.2	139.6
Floor plan interest expense	(21.1)	—	(1.4)	(10.8)	(8.9)
Other interest expense	(32.7)	—	(20.0)	(2.7)	(10.0)
Equity in earnings of affiliates	18.7	—	16.3	—	2.4
Equity in earnings of subsidiaries	—	(275.4)	275.4	—	—
Income from continuing operations before income taxes	259.6	(275.4)	257.2	154.7	123.1
Income taxes	(86.4)	92.6	(86.4)	(62.4)	(30.2)
Income from continuing operations	173.2	(182.8)	170.8	92.3	92.9
(Loss) income from discontinued operations, net of tax	(1.6)	1.6	(1.6)	(1.3)	(0.3)
Net income	171.6	(181.2)	169.2	91.0	92.6
Other comprehensive income (loss), net of tax	(16.8)	14.8	(16.8)	—	(14.8)
Comprehensive income	154.8	(166.4)	152.4	91.0	77.8
Less: Comprehensive income attributable to non-controlling interests	1.6	0.8	(0.8)	—	1.6
Comprehensive income attributable to Penske Automotive Group common stockholders	$153.2	$(167.2)	$153.2	$91.0	$76.2

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2014

	Total Company	Eliminations	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In millions)

Revenues	$8,385.7	$—	$—	$4,612.1	$3,773.6
Cost of sales	7,116.9	—	—	3,875.7	3,241.2
Gross profit	1,268.8	—	—	736.4	532.4
Selling, general and administrative expenses	979.2	—	11.7	570.2	397.3
Depreciation	33.1	—	0.6	18.3	14.2
Operating income	256.5	—	(12.3)	147.9	120.9
Floor plan interest expense	(22.7)	—	(4.8)	(10.3)	(7.6)
Other interest expense	(24.8)	—	(14.5)	(0.9)	(9.4)
Equity in earnings of affiliates	16.0	—	13.6	—	2.4
Equity in earnings of subsidiaries	—	(241.7)	241.7	—	—
Income from continuing operations before income taxes	225.0	(241.7)	223.7	136.7	106.3
Income taxes	(75.9)	82.0	(76.0)	(52.6)	(29.3)
Income from continuing operations	149.1	(159.7)	147.7	84.1	77.0
(Loss) income from discontinued operations, net of tax	(7.3)	7.3	(7.3)	5.8	(13.1)
Net income	141.8	(152.4)	140.4	89.9	63.9
Other comprehensive income (loss), net of tax	25.0	(25.2)	25.0	(0.9)	26.1
Comprehensive income	166.8	(177.6)	165.4	89.0	90.0
Less: Comprehensive income attributable to non-controlling interests	1.1	0.2	(0.2)	—	1.1
Comprehensive income attributable to Penske Automotive Group common stockholders	$165.7	$(177.8)	$165.6	$89.0	$88.9

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2015

	Total Company	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In millions)

Net cash provided by continuing operating activities	$270.1	$9.4	$75.0	$185.7
Investing activities:
Purchase of equipment and improvements	(82.9)	(0.7)	(40.0)	(42.2)
Acquisitions, net	(86.4)	—	(21.7)	(64.7)
Net cash used in continuing investing activities	(169.3)	(0.7)	(61.7)	(106.9)
Financing activities:
Net repayments of long-term debt	(194.6)	(10.0)	(5.7)	(178.9)
Net borrowings (repayments) of floor plan notes payable — non-trade	122.3	64.0	(54.7)	113.0
Payment of deferred financing fees	(1.7)	—	—	(1.7)
Repurchases of common stock	(22.0)	(22.0)	—	—
Dividends	(40.7)	(40.7)	—	—
Other	0.2	—	—	0.2
Distributions from (to) parent	—	—	7.4	(7.4)
Net cash used in continuing financing activities	(136.5)	(8.7)	(53.0)	(74.8)
Net cash provided by discontinued operations	36.5	—	39.7	(3.2)
Effect of exchange rates on cash and cash equivalents	(0.4)	—	—	(0.4)
Net change in cash and cash equivalents	0.4	—	—	0.4
Cash and cash equivalents, beginning of period	36.3	—	—	36.3
Cash and cash equivalents, end of period	$36.7	$—	$—	$36.7

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2014

	Total Company	Penske Automotive Group	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
	(In millions)

Net cash provided by continuing operating activities	$207.3	$33.5	$89.7	$84.1
Investing activities:
Purchase of equipment and improvements	(81.5)	(0.4)	(60.5)	(20.6)
Acquisitions, net	(86.2)	—	(80.5)	(5.7)
Other	4.2	4.2	—	—
Net cash (used in) provided by continuing investing activities	(163.5)	3.8	(141.0)	(26.3)
Financing activities:
Net (repayments) borrowings of long-term debt	(37.2)	10.0	11.0	(58.2)
Net borrowings of floor plan notes payable — non-trade	32.4	1.7	14.6	16.1
Repurchases of common stock	(15.5)	(15.5)	—	—
Dividends	(33.5)	(33.5)	—	—
Other	0.3	—	—	0.3
Distributions from (to) parent	—	—	3.6	(3.6)
Net cash (used in) provided by continuing financing activities	(53.5)	(37.3)	29.2	(45.4)
Net cash provided by discontinued operations	20.8	—	9.0	11.8
Net change in cash and cash equivalents	11.1	—	(13.1)	24.2
Cash and cash equivalents, beginning of period	50.3	—	13.1	37.2
Cash and cash equivalents, end of period	$61.4	$—	$—	$61.4

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

Overview

We are an international transportation services company that operates automotive and commercial truck dealerships principally in the United States and Western Europe, and distributes commercial vehicles, diesel engines, gas engines, power systems and related parts and services principally in Australia and New Zealand. We employ more than 22,000 people worldwide.

During the six months ended June 30, 2015, our business generated $9.4 billion in total revenue which is comprised of $8.7 billion from retail automotive dealerships, $434.6 million from retail commercial truck dealerships and $227.3 million from commercial vehicle distribution and other operations.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $16.6 billion in total retail automotive dealership revenue we generated in 2014. As of June 30, 2015, we operated 326 automotive retail franchises, of which 178 franchises are located in the U.S. and 148 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the six months ended June 30, 2015, we retailed and wholesaled more than 255,000 vehicles. We are diversified geographically, with 61% of our total retail automotive dealership revenues in the six months ended June 30, 2015 generated in the U.S. and Puerto Rico and 39% generated outside the U.S. We offer over 40 vehicle brands, with 72% of our retail automotive dealership revenue in the six months ended June 30, 2015 generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offer a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products.

Retail automotive dealerships represented 93% of our total revenues and 91% of our total gross profit in the six months ended June 30, 2015.

Retail Commercial Truck Dealership. In November 2014, we acquired a controlling interest (91%) in a heavy and medium duty truck dealership group located in Texas, Oklahoma and New Mexico which, effective July 1, 2015, we renamed Premier Truck Group (“PTG”). Prior to the 2014 transaction, we held a 32% interest in PTG and accounted for this investment under the equity method. PTG operates sixteen locations, including ten full-service dealerships offering principally Freightliner, Western Star, and Sprinter-branded trucks. Two of these locations, Chattanooga and Knoxville, were acquired in February 2015. PTG also offers a full range of used trucks available for sale as well as service and parts departments, many of which are open 24 hours a day, seven days a week. On July 1, 2015, we acquired an additional 5% of PTG bringing our total ownership interest to 96%.

Retail commercial truck dealerships represented 4.6% of our total revenues and 5.0% of our total gross profit in the six months ended June 30, 2015.

Commercial Vehicle Distribution. Since August 2013, we have been the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts across Australia, New Zealand and portions of the Pacific. The business, known as Penske Commercial Vehicles Australia, distributes commercial vehicles and parts to a network of more than 70 dealership locations, including three company-owned retail commercial vehicle dealerships.

In October 2014, we acquired MTU Detroit Diesel Australia Pty Ltd., a leading distributor of diesel and gas engines and power systems, representing MTU, Detroit Diesel, Mercedes-Benz Industrial, Allison Transmission and MTU Onsite Energy. We have renamed this business Penske Power Systems. Penske Power Systems offers products across the on- and off-highway markets in Australia, New Zealand and portions of the Pacific and supports full parts and aftersales service through a network of branches, field locations and dealers across the region. The on-highway portion of this business complements our existing Penske Commercial Vehicles Australia distribution business.

Our commercial vehicle distribution business represented 2.3% of our total revenues and 4.0% of our total gross profit in the six months ended June 30, 2015.

Penske Truck Leasing.  We hold a 9.0% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation and supply chain services. PTL operates and maintains more than 225,000 vehicles and serves customers in North America, South America, Europe, Australia and Asia and is one of the largest purchasers of commercial trucks in North America. Product lines include full-service truck leasing, contract maintenance, commercial and consumer truck rentals, used truck sales, transportation and warehousing management and supply chain management solutions. In March 2015, Mitsui & Co. purchased a 20% ownership interest in PTL from General Electric Capital Corporation (“GECC”). PTL is currently owned 41.1% by Penske Corporation, 9.0% by us, 29.9% by GECC and 20.0% by Mitsui & Co. We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates”, which also includes the results of our other investments.

Outlook

The level of new automotive unit sales in our markets affects our results. The new vehicle market continues to perform well and for the six months ended June 30, 2015, the U.S. light vehicle retail market grew 4.4% to 8.5 million units. We believe the overall market is being positively impacted by generally strong economic conditions, attractive products and new model introductions by many different OEM’s, access to credit, the age of vehicles on the road, and the decline in oil prices contributing to lower consumer fuel costs.  We believe the current market for new light vehicle sales will remain strong for the remainder of 2015, although actual sales may materially differ.

During the six months ended June 30, 2015, U.K. new vehicle registrations increased 7.0% from 2014 to 1.4 million registrations.  We believe the overall market in the U.K. is being impacted as a result of continued positive conditions in the U.K. economy, access to credit, attractive financing offers, improving new car efficiency, and the latest technologically advanced vehicles, particularly in the area of premium brand sales.  We believe that new vehicle registrations will remain robust for the remainder of 2015, although actual results may differ materially.

During the six months ended June 30, 2015, North America sales of Class 5-8 medium and heavy-duty trucks, the principal vehicles for our PTG business, were approximately 258,700 units, an increase of 12.2% from 2014. The largest market, Class 8 heavy-duty trucks, increased 17.2% to 152,900 units from 130,400 units in 2014. Based on a growing economy, the strength of the order backlog, strong freight metrics, the drop in oil prices which may help trucking profitability and boost discretionary spending, there are expectations for continued strength in the Class 5-8 medium and heavy-duty truck market in 2015.

Our commercial vehicle distribution business, including the on-highway portion of our Penske Power Systems business, operates principally in the Australian and New Zealand heavy and medium duty truck markets. For the six months ended June 30, 2015, the Australian heavy-duty truck market reported sales of 4,642 units representing a decrease of 9.8% from the same period in 2014. For the six months ended June 30, 2015, the New Zealand market reported sales of 1,493 units representing an increase of 0.1% from the same period in 2014. The brands we represent in Australia hold a 9.6% market share in the heavy-duty truck market, while the brands we represent in New Zealand hold a 7.5% market share. We expect the Australian commercial vehicle market to lag behind historical sales levels in part because of difficult macro-economic conditions resulting in part from lower commodity prices in these markets. The commercial parts distribution portion of our business has been increasing and we expect the parts distribution business will continue to be resilient as a result of the increasing average fleet age in Australia to approximately 14 years combined with the delayed vehicle replacement cycle as a result of the difficult macro-economic conditions.

We expect PTL to benefit from continued strong economic conditions in the United States and in particular that PTL will be favorably impacted by increased demand for freight movement and increased costs of owning and maintaining fleet vehicles due in part to increasingly advanced vehicle technology and regulatory requirements.

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

Aggregate revenue and gross profit increased $533.9 million and $74.8 million, or 12.2% and 11.4%, respectively, during the three months ended June 30, 2015 and increased $989.8 million and $149.5 million, or 11.8%, respectively, during the six months ended June 30, 2015 compared to the same periods in 2014. The increases are largely attributable to same-store increases in new and used vehicle, finance and insurance, and service and parts revenue and gross profit, in addition to our acquisitions of PTG and Penske Power Systems in the fourth quarter of 2014. Additionally, as exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to strengthen against the U.S. Dollar, our U.K. results of operations would translate into more U.S. Dollar reported results. The British Pound weakened against the U.S. Dollar by 8.9% and 8.7% during the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014, which negatively impacted our reported results of operations. Foreign currency fluctuations decreased revenue and gross profit by $207.9 million and $29.8 million, respectively, for the three months ended June 30, 2015 and by $392.6 million and $56.8 million, respectively, for the six months ended June 30, 2015, and reduced earnings per share from continuing operations by approximately $0.05 and $0.10 per share for the three and six months ended June 30, 2015, respectively. Excluding the impact of foreign currency fluctuations, revenue and gross profit increased 17.0% and 16.0%, respectively, for the three months ended June 30, 2015, and increased 16.5% and 16.3%, respectively, for the six months ended June 30, 2015.

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

Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories that is secured by those vehicles. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing and includes interest relating to our retail commercial truck dealership and commercial vehicle distribution operations. The cost of our variable rate indebtedness is based on the prime rate, defined London Interbank Offered Rate (“LIBOR”), the Bank of England Base Rate, the Finance House Base Rate, the Euro Interbank Offered Rate, or the Australian or New Zealand Bank Bill Swap Rate (BBSW). Our floor plan interest expense decreased during the three and six months ended June 30, 2015 primarily as a result of the expiration of our interest rate swaps. Our other interest expense increased during the three and six months ended June 30, 2015 primarily due to an increased level of borrowing relating to the issuance of our $300.0 million 5.375% senior subordinated notes in November 2014.

Equity in earnings of affiliates represents our share of the earnings from our investments in joint ventures and other non-consolidated investments, including PTL. Because PTL is engaged in different businesses than we are, its operating performance may vary significantly from ours.

During the first quarter of 2015, we divested our car rental business which included Hertz car rental franchises in the Memphis, Tennessee market and certain markets throughout Indiana in light of our perceived inability to grow that business. The results of operations of our car rental business are included in discontinued operations for the six months ended June 30, 2015 and for the three and six months ended June 30, 2014.

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

Revenue Recognition

Dealership Vehicle, Parts and Service Sales. We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is completed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenue). During the six months ended June 30, 2015 and 2014, we earned $299.9 million and $281.0 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $292.4 million and $274.0 million, respectively, was recorded as a reduction of cost of sales. The remaining $7.5 million and $7.0 million was recorded as a reduction of selling, general and administrative expenses.

Dealership Finance and Insurance Sales. Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $26.8 million and $25.8 million as of June 30, 2015 and December 31, 2014, respectively.

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

Goodwill impairment is assessed at the reporting unit level annually on October 1 and upon the occurrence of an indicator of impairment. Our operations are organized by management into operating segments by line of business and geography. We have determined that we have three reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations, (ii) Retail Commercial Truck, consisting of our U.S. retail commercial truck dealership operations, and (iii) Other, consisting of our commercial vehicle and power systems distribution operations and our other investments in non-automotive retail operations. We have determined that the dealerships in each of our operating segments within the Retail Automotive reportable segment are components that are aggregated into four geographical reporting units for the purpose of goodwill impairment testing, as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The geographic reporting units are Eastern, Central, and Western United States and International. The goodwill included in our Other reportable segment relates to our commercial vehicle distribution operating segment.

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

Investments

We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $359.0 million and $352.8 million as of June 30, 2015 and December 31, 2014, respectively, including $287.2 million relating to PTL as of June 30, 2015. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment is identified, management estimates the fair value of the investment using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, profit margins, and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value.

Self-Insurance

We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, vehicle physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $24.8 million and $24.6 million as of June 30, 2015 and December 31, 2014, respectively. Changes in the reserve estimate during 2015 relate primarily to our workers compensation programs.

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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Retail Automotive Dealership New Vehicle Data

(In millions, except unit and per unit amounts)

			2015 vs. 2014
	2015	2014	Change	% Change
New retail unit sales	58,758	55,268	3,490	6.3%
Same-store new retail unit sales	58,191	55,063	3,128	5.7%
New retail sales revenue	$2,340.5	$2,230.3	$110.2	4.9%
Same-store new retail sales revenue	$2,317.8	$2,224.3	$93.5	4.2%
New retail sales revenue per unit	$39,834	$40,354	$(520)	(1.3)%
Same-store new retail sales revenue per unit	$39,830	$40,395	$(565)	(1.4)%
Gross profit — new	$176.2	$172.6	$3.6	2.1%
Same-store gross profit — new	$174.1	$172.1	$2.0	1.2%
Average gross profit per new vehicle retailed	$2,999	$3,122	$(123)	(3.9)%
Same-store average gross profit per new vehicle retailed	$2,992	$3,125	$(133)	(4.3)%
Gross margin % — new	7.5%	7.7%	(0.2)%	(2.6)%
Same-store gross margin % — new	7.5%	7.7%	(0.2)%	(2.6)%

Units

Retail unit sales of new vehicles increased from 2014 to 2015, including a 2.0% increase in the U.S. and a 16.9% increase internationally. The increase is due to a 3,128 unit, or 5.7%, increase in same-store new retail unit sales, coupled with a 362 unit increase from net dealership acquisitions. Same-store units increased 1.3% in the U.S. and 16.2% internationally. The overall same-store increase was driven primarily by an 8.4% increase in our premium brands. Overall, we believe our premium and volume non-U.S. brands are being positively impacted by favorable macro-economic conditions including credit availability, pent-up demand, and the introduction of new models.

Revenues

New vehicle retail sales revenue increased from 2014 to 2015 due to a $93.5 million, or 4.2%, increase in same-store revenues, coupled with a $16.7 million increase from net dealership acquisitions. Excluding $87.5 million of negative foreign currency fluctuations, same-store new retail revenue increased 8.1%. Same-store new retail revenue increased 2.2% in the U.S. and 8.0% internationally due in part to more favorable macro-economic conditions in the U.S. and in the U.K. The same-store revenue increase is due to the increase in same-store new retail unit sales, which increased revenue by $124.6 million, somewhat offset by a $565 per unit decrease in comparative average selling prices (including a $1,505 per unit decrease attributable to negative foreign currency fluctuations), which decreased revenue by $31.1 million.

Gross Profit

Retail gross profit from new vehicle sales increased from 2014 to 2015 due to a $2.0 million, or 1.2%, increase in same-store gross profit, coupled with a $1.6 million increase from net dealership acquisitions. Excluding $7.6 million of negative foreign currency fluctuations, same-store gross profit increased 5.6%. The increase in same-store gross profit is due to the increase in same-store new retail unit sales, which increased gross profit by $9.4 million, somewhat offset by a $133 per unit decrease in the average gross profit per new vehicle retailed (including a $130 per unit decrease attributable to negative foreign currency fluctuations), which decreased gross profit by $7.4 million.

Retail Automotive Dealership Used Vehicle Data

(In millions, except unit and per unit amounts)

			2015 vs. 2014
	2015	2014	Change	% Change
Used retail unit sales	49,519	45,497	4,022	8.8%
Same-store used retail unit sales	49,063	45,331	3,732	8.2%
Used retail sales revenue	$1,375.2	$1,265.6	$109.6	8.7%
Same-store used retail sales revenue	$1,365.7	$1,262.7	$103.0	8.2%
Used retail sales revenue per unit	$27,771	$27,818	$(47)	(0.2)%
Same-store used retail sales revenue per unit	$27,835	$27,855	$(20)	(0.1)%
Gross profit — used	$88.0	$89.8	$(1.8)	(2.0)%
Same-store gross profit — used	$87.4	$89.7	$(2.3)	(2.6)%
Average gross profit per used vehicle retailed	$1,777	$1,974	$(197)	(10.0)%
Same-store average gross profit per used vehicle retailed	$1,780	$1,978	$(198)	(10.0)%
Gross margin % — used	6.4%	7.1%	(0.7)%	(9.9)%
Same-store gross margin % — used	6.4%	7.1%	(0.7)%	(9.9)%

Units

Retail unit sales of used vehicles increased from 2014 to 2015, including a 5.1% increase in the U.S. and a 16.0% increase internationally. The increase is due to a 3,732 unit, or 8.2%, increase in same-store used retail unit sales, coupled with a 290 unit increase from net dealership acquisitions. Same-store units increased 4.5% in the U.S. and 15.4% internationally. The overall same-store increase was driven primarily by a 7.9% increase in premium brands. Overall, we believe that our same-store used vehicle sales are being positively impacted by our “retail first” initiative which focuses on reducing the number of vehicles we wholesale to third parties by offering and promoting these vehicles for retail sale in our dealerships, favorable market conditions including credit availability, pent-up demand, an increase in trade-in units due to an increase in new unit sales, and an increase in lease returns.

Revenues

Used vehicle retail sales revenue increased from 2014 to 2015 due to a $103.0 million, or 8.2%, increase in same-store revenues, coupled with a $6.6 million increase from net dealership acquisitions. Excluding $66.1 million of negative foreign currency fluctuations, same-store used retail revenue increased 13.4%. Same-store used retail revenue increased 6.7% in the U.S. and 9.9% internationally. The same-store revenue increase is primarily due to the increase in same-store used retail unit sales, which increased revenue by $103.9 million.

Gross Profit

Retail gross profit from used vehicle sales decreased from 2014 to 2015 due to a $2.3 million, or 2.6%, decrease in same-store gross profit, somewhat offset by a $0.5 million increase from net dealership acquisitions. Excluding $4.2 million of negative foreign currency fluctuations, same-store gross profit increased 2.1%. The decrease in same-store gross profit is due to a $198 per unit decrease in average gross profit per used vehicle retailed (including an $87 per unit decrease attributable to negative foreign currency fluctuations), which decreased gross profit by $9.0 million, somewhat offset by the increase in same-store used retail unit sales, which increased gross profit by $6.7 million. We believe the decline in average gross profit per unit and gross margin of used vehicles is due to an increasing availability of lower mileage, late model used vehicles, the relative affordability of new vehicles when compared to used vehicles and a reduction of manufacturer incentives on used vehicles in the U.K.

Retail Automotive Dealership Finance and Insurance Data

(In millions, except unit and per unit amounts)

			2015 vs. 2014
	2015	2014	Change	% Change
Total retail unit sales	108,277	100,765	7,512	7.5%
Total same-store retail unit sales	107,254	100,394	6,860	6.8%
Finance and insurance revenue	$121.9	$111.9	$10.0	8.9%
Same-store finance and insurance revenue	$120.9	$111.6	$9.3	8.3%
Finance and insurance revenue per unit	$1,125	$1,110	$15	1.4%
Same-store finance and insurance revenue per unit	$1,127	$1,112	$15	1.3%

Finance and insurance revenue increased from 2014 to 2015 due to a $9.3 million, or 8.3%, increase in same-store revenues, coupled with a $0.7 million increase from net dealership acquisitions. Excluding $4.0 million of negative foreign currency fluctuations, same-store finance and insurance revenue increased 11.9%. The same-store revenue increase is due to the increase in same-store retail unit sales, which increased revenue by $7.8 million, coupled with an increase in comparative average selling prices per unit, which increased revenue by $1.5 million. Finance and insurance revenue per unit increased 6.8% to $1,139 per unit in the

U.S. but decreased 8.7% to $1,100 per unit internationally due primarily to negative foreign currency fluctuations. Excluding $37 of negative foreign currency fluctuations per unit, finance and insurance revenue per unit was $1,162. We believe the overall increase is due to our efforts to increase finance and insurance revenue, which include adding resources to drive additional training, product penetration and targeting underperforming locations.

Retail Automotive Dealership Service and Parts Data

(In millions)

			2015 vs. 2014
	2015	2014	Change	% Change
Service and parts revenue	$454.7	$433.7	$21.0	4.8%
Same-store service and parts revenue	$451.5	$432.9	$18.6	4.3%
Gross profit — service and parts	$273.6	$258.9	$14.7	5.7%
Same-store gross profit — service and parts	$271.7	$258.3	$13.4	5.2%
Gross margin % — service and parts	60.2%	59.7%	0.5%	0.8%
Same-store gross margin % — service and parts	60.2%	59.7%	0.5%	0.8%

Revenues

Service and parts revenue increased from 2014 to 2015, including a 7.5% increase in the U.S. offset by a 1.3% decrease internationally due to foreign currency fluctuations. The overall increase in service and parts revenue is due to an $18.6 million, or 4.3%, increase in same-store revenues during the period, coupled with a $2.4 million increase from net dealership acquisitions. Excluding $13.7 million of negative foreign currency fluctuations, same-store service and parts revenue increased 7.5%. The increase in same-store revenue is due to a $15.5 million, or 16.4%, increase in warranty revenue, a $1.7 million, or 0.6%, increase in customer pay revenue, and a $1.4 million, or 4.1%, increase in vehicle preparation and body shop revenue. Overall, we believe that our service and parts business is being positively impacted by increasing units in operation due to increasing new vehicle sales in recent years and recall activity as a result of manufacturer initiated programs to correct safety related issues.

Gross Profit

Service and parts gross profit increased from 2014 to 2015 due to a $13.4 million, or 5.2%, increase in same-store gross profit during the period, coupled with a $1.3 million increase from net dealership acquisitions. Excluding $8.0 million of negative foreign currency fluctuations, same-store gross profit increased 8.3%. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $11.2 million, coupled with a 0.8% increase in gross margin, which increased gross profit by $2.2 million. The same-store gross profit increase is comprised of a $9.3 million, or 19.0%, increase in warranty gross profit, a $2.7 million, or 4.3%, increase in vehicle preparation and body shop gross profit, and a $1.4 million, or 0.9%, increase in non-warranty work (“customer pay”) gross profit.

Retail Commercial Truck Dealership Data

(In millions, except unit and per unit amounts)

During the three months ended June 30, 2015, Premier Truck Group generated $241.9 million of revenue and $38.3 million of gross profit principally through the retail sale of 1,789 new and used medium and heavy-duty trucks and service and parts sales.

New Commercial Truck Data	2015
New retail unit sales	1,491
New retail sales revenue	$146.3
New retail sales revenue per unit	$98,154
Gross profit — new	$6.9
Average gross profit per new truck retailed	$4,645
Gross margin % — new	4.7%

During the three months ended June 30, 2015, Premier Truck Group generated $146.3 million of new commercial truck retail sales revenue and $6.9 million of gross profit through the sale of 1,491 new commercial trucks. As discussed previously in the Outlook section, we see continued strength in the North American medium and heavy-duty Class 5 – 8 truck market which will positively impact Premier Truck Group’s new truck retail sales.

Used Commercial Truck Data	2015
Used retail unit sales	298
Used retail sales revenue	$15.6
Used retail sales revenue per unit	$52,394
Gross profit — used	$1.6
Average gross profit per used truck retailed	$5,462
Gross margin % — used	10.3%

During the three months ended June 30, 2015, Premier Truck Group generated $15.6 million of used commercial truck retail sales revenue and $1.6 million of gross profit through the sale of 298 used commercial trucks. We believe there is opportunity to grow used truck sales partially due to the continued strength of the North American medium and heavy-duty Class 5 – 8 truck market combined with e-commerce initiatives aimed at expanding our remarketing efforts.

Service and Parts Data	2015
Service and parts revenue	$75.0
Gross profit — service and parts	$27.7
Gross margin % — service and parts	36.9%

During the three months ended June 30, 2015, Premier Truck Group generated $75.0 million of service and parts revenue and $27.7 million of gross profit. Premier Truck Group generates service and parts revenue in connection with warranty and customer pay work performed at each of our truck dealerships and through retail sales of parts and accessories. Customer pay work represents approximately 86% of its service and parts revenue as the commercial truck business has a higher component of retail parts and service sales due to the high wear and tear and extended lifecycle of heavy-duty trucks. We expect the strength of the North American economy coupled with the current strength of the Class 5 – 8 medium and heavy-duty truck market will favorably impact Premier Truck Group’s service and parts revenue and gross profit.

Commercial Vehicle Distribution Data

Our commercial vehicle distribution business is comprised of our Penske Commercial Vehicles Australia business and our Penske Power Systems business which we acquired on August 30, 2013 and October 1, 2014, respectively. During the three months ended June 30, 2015, Penske Commercial Vehicles Australia generated $68.1 million of revenue and $10.4 million of gross profit through the distribution and retail sale of 354 vehicles and parts. During the three months ended June 30, 2014, this business generated $111.3 million of revenue and $17.9 million of gross profit through the distribution and retail sale of 498 vehicles and parts. We believe the decline in revenue and gross profit from 2014 is due to lagging sales levels attributable in part to difficult macro-economic conditions resulting from the declining price of commodities. Penske Power Systems generated $51.8 million of revenue and $19.3 million of gross profit during the three months ended June 30, 2015.

Selling, General and Administrative Data

(In millions)

			2015 vs. 2014
	2015	2014	Change	% Change
Personnel expense	$318.2	$281.3	$36.9	13.1%
Advertising expense	$26.1	$24.8	$1.3	5.2%
Rent & related expense	$70.1	$68.4	$1.7	2.5%
Other expense	$136.9	$127.5	$9.4	7.4%
Total SG&A expenses	$551.3	$502.0	$49.3	9.8%
Same-store SG&A expenses	$505.6	$500.4	$5.2	1.0%

Personnel expense as % of gross profit	43.6%	43.0%	0.6%	1.4%
Advertising expense as % of gross profit	3.6%	3.8%	(0.2)%	(5.3)%
Rent & related expense as % of gross profit	9.6%	10.4%	(0.8)%	(7.7)%
Other expense as % of gross profit	18.8%	19.5%	(0.7)%	(3.6)%
Total SG&A expenses as % of gross profit	75.6%	76.7%	(1.1)%	(1.4)%
Same-store SG&A expenses as % of same-store gross profit	75.9%	76.6%	(0.7)%	(0.9)%

Selling, general and administrative expenses (“SG&A”) increased from 2014 to 2015 due to a $5.2 million, or 1.0%, increase in same-store SG&A, coupled with a $44.1 million increase from net acquisitions. Excluding $19.5 million of negative foreign currency fluctuations, same-store SG&A increased 4.9%. The increase in same-store SG&A is due primarily to a net increase in variable personnel expenses, as a result of the 3.5% increase in same-store retail gross profit versus the prior year. SG&A as a percentage of gross profit was 75.6%, an improvement of 110 basis points compared to 76.7% in the prior year. SG&A expenses as a percentage of total revenue was 11.2% and 11.5% in the three months ended June 30, 2015 and 2014, respectively.

Depreciation

(In millions)

			2015 vs. 2014
	2015	2014	Change	% Change
Depreciation	$19.2	$17.0	$2.2	12.9%

The increase in depreciation from 2014 to 2015 is due to a $0.8 million, or 4.5%, increase in same-store depreciation, coupled with a $1.4 million increase from net acquisitions. The same-store increase is primarily related to our ongoing facility improvements and expansion programs.

Floor Plan Interest Expense

(In millions)

			2015 vs. 2014
	2015	2014	Change	% Change
Floor plan interest expense	$11.0	$11.6	$(0.6)	(5.2)%

The $0.6 million decrease in floor plan interest expense from 2014 to 2015 is primarily due to the expiration of our interest rate swaps which reduced floor plan interest expense by $1.9 million compared to 2014 somewhat offset by a $0.8 million, or 7.9%, increase in same-store floor plan interest expense, coupled with a $0.5 million increase from net dealership acquisitions. The same-store increase is primarily due to increases in the amounts outstanding under floor plan arrangements.

Other Interest Expense

(In millions)

			2015 vs. 2014
	2015	2014	Change	% Change
Other interest expense	$16.4	$12.4	$4.0	32.3%

The increase in other interest expense from 2014 to 2015 is primarily due to an increased level of borrowing in 2015 relating to the issuance of our $300.0 million 5.375% senior subordinated notes in November 2014 and additional interest expense attributable to acquisitions we completed in the fourth quarter of 2014 and the first six months of 2015. These increases are somewhat offset by a decrease in outstanding revolver borrowings under the U.S. and U.K. credit agreements during the three months ended June 30, 2015 compared to the same period in 2014.

Equity in Earnings of Affiliates

(In millions)

			2015 vs. 2014
	2015	2014	Change	% Change
Equity in earnings of affiliates	$12.0	$10.9	$1.1	10.1%

The increase in equity in earnings of affiliates from 2014 to 2015 is primarily attributable to an increase in equity in earnings from our investment in PTL somewhat offset by a reduction in equity in earnings in 2015 related to our investment in Premier Truck Group due to the consolidation of this entity during the fourth quarter of 2014 as a result of our acquisition of a controlling interest.

Income Taxes

(In millions)

			2015 vs. 2014
	2015	2014	Change	% Change
Income taxes	$47.6	$41.2	$6.4	15.5%

Income taxes increased from 2014 to 2015 primarily due to a $21.0 million increase in our pre-tax income compared to the prior year.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Retail Automotive Dealership New Vehicle Data

(In millions, except unit and per unit amounts)

			2015 vs. 2014
	2015	2014	Change	% Change
New retail unit sales	112,051	105,262	6,789	6.4%
Same-store new retail unit sales	110,123	104,343	5,780	5.5%
New retail sales revenue	$4,476.8	$4,247.6	$229.2	5.4%
Same-store new retail sales revenue	$4,385.5	$4,203.1	$182.4	4.3%
New retail sales revenue per unit	$39,954	$40,352	$(398)	(1.0)%
Same-store new retail sales revenue per unit	$39,823	$40,281	$(458)	(1.1)%
Gross profit — new	$343.8	$329.0	$14.8	4.5%
Same-store gross profit — new	$337.4	$325.9	$11.5	3.5%
Average gross profit per new vehicle retailed	$3,069	$3,125	$(56)	(1.8)%
Same-store average gross profit per new vehicle retailed	$3,063	$3,123	$(60)	(1.9)%
Gross margin % — new	7.7%	7.7%	0.0%	0.0%
Same-store gross margin % — new	7.7%	7.8%	(0.1)%	(1.3)%

Units

Retail unit sales of new vehicles increased from 2014 to 2015, including a 3.6% increase in the U.S. and a 12.6% increase internationally. The increase is due to a 5,780 unit, or 5.5%, increase in same-store new retail unit sales, coupled with a 1,009 unit increase from net dealership acquisitions. Same-store units increased 2.6% in the U.S. and 11.8% internationally. The overall same-store increase was driven primarily by an 8.7% increase in our premium brands. Overall, we believe our premium and volume non-U.S. brands are being positively impacted by favorable macro-economic conditions including credit availability, pent-up demand, and the introduction of new models.

Revenues

New vehicle retail sales revenue increased from 2014 to 2015 due to a $182.4 million, or 4.3%, increase in same-store revenues, coupled with a $46.8 million increase from net dealership acquisitions. Excluding $172.6 million of negative foreign currency fluctuations, same-store new retail revenue increased 8.4%. Same-store new retail revenue increased 4.1% in the U.S. and 4.7% internationally due in part to more favorable macro-economic conditions in the U.S. and in the U.K. The same-store revenue increase is due to the increase in same-store new retail unit sales, which increased revenue by $230.2 million, somewhat offset by a $458 per unit decrease in comparative average selling prices (including a $1,568 per unit decrease attributable to negative foreign currency fluctuations), which decreased revenue by $47.8 million.

Gross Profit

Retail gross profit from new vehicle sales increased from 2014 to 2015 due to an $11.5 million, or 3.5%, increase in same-store gross profit, coupled with a $3.3 million increase from net dealership acquisitions. Excluding $15.2 million of negative foreign currency fluctuations, same-store gross profit increased 8.2%. The increase in same-store gross profit is due to the increase in same-store new retail unit sales, which increased gross profit by $17.7 million, somewhat offset by a $60 per unit decrease in the average gross profit per new vehicle retailed (including a $139 per unit decrease attributable to negative foreign currency fluctuations), which decreased gross profit by $6.2 million.

Retail Automotive Dealership Used Vehicle Data

(In millions, except unit and per unit amounts)

			2015 vs. 2014
	2015	2014	Change	% Change
Used retail unit sales	97,576	90,525	7,051	7.8%
Same-store used retail unit sales	96,115	89,994	6,121	6.8%
Used retail sales revenue	$2,651.3	$2,460.8	$190.5	7.7%
Same-store used retail sales revenue	$2,615.1	$2,447.2	$167.9	6.9%
Used retail sales revenue per unit	$27,172	$27,184	$(12)	(0.0)%
Same-store used retail sales revenue per unit	$27,208	$27,193	$15	0.1%
Gross profit — used	$172.5	$176.3	$(3.8)	(2.2)%
Same-store gross profit — used	$170.4	$175.4	$(5.0)	(2.9)%
Average gross profit per used vehicle retailed	$1,768	$1,948	$(180)	(9.2)%
Same-store average gross profit per used vehicle retailed	$1,773	$1,949	$(176)	(9.0)%
Gross margin % — used	6.5%	7.2%	(0.7)%	(9.7)%
Same-store gross margin % — used	6.5%	7.2%	(0.7)%	(9.7)%

Units

Retail unit sales of used vehicles increased from 2014 to 2015, including a 3.9% increase in the U.S. and a 15.3% increase internationally. The increase is due to a 6,121 unit, or 6.8%, increase in same-store used retail unit sales, coupled with a 930 unit increase from net dealership acquisitions. Same-store units increased 2.9% in the U.S. and 14.4% internationally. The overall same-store increase was driven primarily by a 7.7% increase in premium brands. Overall, we believe that our same-store used vehicle sales are being positively impacted by our “retail first” initiative which focuses on reducing the number of vehicles we wholesale to third parties by offering and promoting these vehicles for retail sale in our dealerships, favorable market conditions including credit availability, pent-up demand, an increase in trade-in units due to an increase in new unit sales, and an increase in lease returns.

Revenues

Used vehicle retail sales revenue increased from 2014 to 2015 due to a $167.9 million, or 6.9%, increase in same-store revenues, coupled with a $22.6 million increase from net dealership acquisitions. Excluding $124.1 million of negative foreign currency fluctuations, same-store used retail revenue increased 11.9%. Same-store used retail revenue increased 5.2% in the U.S. and 8.8% internationally. The same-store revenue increase is due to the increase in same-store used retail unit sales, which increased revenue by $166.5 million, coupled with a $15 per unit increase in comparative average selling prices (including a $1,291 per unit decrease attributable to negative foreign currency fluctuations), which increased revenue by $1.4 million.

Gross Profit

Retail gross profit from used vehicle sales decreased from 2014 to 2015 due to a $5.0 million, or 2.9%, decrease in same-store gross profit, somewhat offset by a $1.2 million increase from net dealership acquisitions. Excluding $7.8 million of negative foreign currency fluctuations, same-store gross profit increased 1.6%. The decrease in same-store gross profit is due to a $176 per unit decrease in average gross profit per used vehicle retailed (including an $81 per unit decrease attributable to negative foreign currency fluctuations), which decreased gross profit by $15.8 million, somewhat offset by the increase in same-store used retail unit sales, which increased gross profit by $10.8 million. We believe the decline in average gross profit per unit and gross margin of used vehicles is due to an increasing availability of lower mileage, late model used vehicles, the relative affordability of new vehicles when compared to used vehicles and a reduction of manufacturer incentives on used vehicles in the U.K.

Retail Automotive Dealership Finance and Insurance Data

(In millions, except unit and per unit amounts)

			2015 vs. 2014
	2015	2014	Change	% Change
Total retail unit sales	209,627	195,787	13,840	7.1%
Total same-store retail unit sales	206,238	194,337	11,901	6.1%
Finance and insurance revenue	$233.0	$216.4	$16.6	7.7%
Same-store finance and insurance revenue	$229.9	$215.1	$14.8	6.9%
Finance and insurance revenue per unit	$1,111	$1,105	$6	0.5%
Same-store finance and insurance revenue per unit	$1,115	$1,107	$8	0.7%

Finance and insurance revenue increased from 2014 to 2015 due to a $14.8 million, or 6.9%, increase in same-store revenues, coupled with a $1.8 million increase from net dealership acquisitions. Excluding $7.8 million of negative foreign currency fluctuations, same-store finance and insurance revenue increased 10.5%. The same-store revenue increase is due to the increase in same-store retail unit sales, which increased revenue by $13.3 million, coupled with an increase in comparative average selling prices per unit, which increased revenue by $1.5 million. Finance and insurance revenue per unit increased 6.1% to $1,122 per unit in the U.S. but decreased 9.2% to $1,091 per unit internationally due primarily to negative foreign currency fluctuations. Excluding $38 of negative foreign currency fluctuations per unit, finance and insurance revenue per unit was $1,149. We believe the overall increase is due to our efforts to increase finance and insurance revenue, which include adding resources to drive additional training, product penetration and targeting underperforming locations.

Retail Automotive Dealership Service and Parts Data

(In millions)

			2015 vs. 2014
	2015	2014	Change	% Change
Service and parts revenue	$892.0	$849.1	$42.9	5.1%
Same-store service and parts revenue	$873.6	$841.1	$32.5	3.9%
Gross profit — service and parts	$533.9	$504.9	$29.0	5.7%
Same-store gross profit — service and parts	$523.8	$500.6	$23.2	4.6%
Gross margin % — service and parts	59.9%	59.5%	0.4%	0.7%
Same-store gross margin % — service and parts	60.0%	59.5%	0.5%	0.8%

Revenues

Service and parts revenue increased from 2014 to 2015, including a 7.8% increase in the U.S. offset by a 1.3% decrease internationally due to foreign currency fluctuations. The overall increase in service and parts revenue is due to a $32.5 million, or 3.9%, increase in same-store revenues during the period, coupled with a $10.4 million increase from net dealership acquisitions. Excluding $26.4 million of negative foreign currency fluctuations, same-store service and parts revenue increased 7.0%. The increase in same-store revenue is due to a $29.3 million, or 16.2%, increase in warranty revenue, a $1.8 million, or 2.7%, increase in vehicle preparation and body shop revenue, and a $1.4 million, or 0.2%, increase in customer pay revenue. Overall, we believe that our service and parts business is being positively impacted by increasing units in operation due to increasing new vehicle sales in recent years and recall activity as a result of manufacturer initiated programs to correct safety related issues.

Gross Profit

Service and parts gross profit increased from 2014 to 2015 due to a $23.2 million, or 4.6%, increase in same-store gross profit during the period, coupled with a $5.8 million increase from net dealership acquisitions. Excluding $15.5 million of negative foreign currency fluctuations, same-store gross profit increased 7.7%. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $19.5 million, coupled with a 0.8% increase in gross margin, which increased gross profit by $3.7 million. The same-store gross profit increase is comprised of a $16.8 million, or 17.9%, increase in warranty gross profit, a $4.9 million, or 4.1%, increase in vehicle preparation and body shop gross profit, and a $1.5 million, or 0.5%, increase in customer pay gross profit.

Retail Commercial Truck Dealership Data

(In millions, except unit and per unit amounts)

During the six months ended June 30, 2015, Premier Truck Group generated $434.6 million of revenue and $71.1 million of gross profit principally through the retail sale of 3,124 new and used medium and heavy-duty trucks and service and parts sales.

New Commercial Truck Data	2015
New retail unit sales	2,530
New retail sales revenue	$248.5
New retail sales revenue per unit	$98,232
Gross profit — new	$11.8
Average gross profit per new truck retailed	$4,664
Gross margin % — new	4.7%

During the six months ended June 30, 2015, Premier Truck Group generated $248.5 million of new commercial truck retail sales revenue and $11.8 million of gross profit through the sale of 2,530 new commercial trucks. As discussed previously in the Outlook section, we see continued strength in the North American medium and heavy-duty Class 5 – 8 truck market which will positively impact Premier Truck Group’s new truck retail sales.

Used Commercial Truck Data	2015
Used retail unit sales	594
Used retail sales revenue	$31.5
Used retail sales revenue per unit	$53,045
Gross profit — used	$3.3
Average gross profit per used truck retailed	$5,671
Gross margin % — used	10.5%

During the six months ended June 30, 2015, Premier Truck Group generated $31.5 million of used commercial truck retail sales revenue and $3.3 million of gross profit through the sale of 594 used commercial trucks. We believe there is opportunity to grow used truck sales partially due to the continued strength of the North American medium and heavy-duty Class 5 – 8 truck market combined with e-commerce initiatives aimed at expanding our remarketing efforts.

Service and Parts Data	2015
Service and parts revenue	$138.1
Gross profit — service and parts	$51.1
Gross margin % — service and parts	37.0%

During the six months ended June 30, 2015, Premier Truck Group generated $138.1 million of service and parts revenue and $51.1 million of gross profit. Premier Truck Group generates service and parts revenue in connection with warranty and customer pay work performed at each of our truck dealerships and through retail sales of parts and accessories. Customer pay work represents approximately 86% of its service and parts revenue as the commercial truck business has a higher component of retail parts and service sales due to the high wear and tear and extended lifecycle of heavy-duty trucks. We expect the strength of the North American economy coupled with the current strength of the Class 5 – 8 medium and heavy-duty truck market will favorably impact Premier Truck Group’s service and parts revenue and gross profit.

Commercial Vehicle Distribution Data

Our commercial vehicle distribution business is comprised of our Penske Commercial Vehicles Australia business and our Penske Power Systems business which we acquired on August 30, 2013 and October 1, 2014, respectively. During the six months ended June 30, 2015, Penske Commercial Vehicles Australia generated $124.4 million of revenue and $20.0 million of gross profit through the distribution and retail sale of 702 vehicles and parts. During the six months ended June 30, 2014, this business generated $205.8 million of revenue and $33.8 million of gross profit through the distribution and retail sale of 940 vehicles and parts. We believe the decline in revenue and gross profit from 2014 is due to lagging sales levels attributable in part to difficult macro-economic conditions resulting from the declining price of commodities. Penske Power Systems generated $95.8 million of revenue and $36.7 million of gross profit during the six months ended June 30, 2015.

Selling, General and Administrative Data

(In millions)

			2015 vs. 2014
	2015	2014	Change	% Change
Personnel expense	$625.6	$548.2	$77.4	14.1%
Advertising expense	$48.7	$46.1	$2.6	5.6%
Rent & related expense	$141.5	$133.9	$7.6	5.7%
Other expense	$270.0	$251.0	$19.0	7.6%
Total SG&A expenses	$1,085.8	$979.2	$106.6	10.9%
Same-store SG&A expenses	$985.5	$969.6	$15.9	1.6%

Personnel expense as % of gross profit	44.1%	43.2%	0.9%	2.1%
Advertising expense as % of gross profit	3.4%	3.6%	(0.2)%	(5.6)%
Rent & related expense as % of gross profit	10.0%	10.6%	(0.6)%	(5.7)%
Other expense as % of gross profit	19.1%	19.8%	(0.7)%	(3.5)%
Total SG&A expenses as % of gross profit	76.6%	77.2%	(0.6)%	(0.8)%
Same-store SG&A expenses as % of same-store gross profit	76.6%	77.1%	(0.5)%	(0.6)%

Selling, general and administrative expenses (“SG&A”) increased from 2014 to 2015 due to a $15.9 million, or 1.6%, increase in same-store SG&A, coupled with a $90.7 million increase from net acquisitions. Excluding $36.8 million of foreign currency fluctuations, same-store SG&A increased 5.4%. The increase in same-store SG&A is due primarily to a net increase in variable personnel expenses, as a result of the 3.7% increase in same-store retail gross profit versus the prior year. SG&A as a percentage of gross profit was 76.6%, an improvement of 60 basis points compared to 77.2% in the prior year. SG&A expenses as a percentage of total revenue was 11.6% and 11.7% in the six months ended June 30, 2015 and 2014, respectively.

Depreciation

(In millions)

			2015 vs. 2014
	2015	2014	Change	% Change
Depreciation	$37.8	$33.1	$4.7	14.2%

The increase in depreciation from 2014 to 2015 is due to a $1.7 million, or 5.1%, increase in same-store depreciation, coupled with a $3.0 million increase from net acquisitions. The same-store increase is primarily related to our ongoing facility improvements and expansion programs.

Floor Plan Interest Expense

(In millions)

			2015 vs. 2014
	2015	2014	Change	% Change
Floor plan interest expense	$21.1	$22.7	$(1.6)	(7.0)%

The $1.6 million decrease in floor plan interest expense from 2014 to 2015 is primarily due to the expiration of our interest rate swaps which reduced floor plan interest expense by $3.7 million compared to 2014 somewhat offset by a $1.1 million, or 5.6%, increase in same-store floor plan interest expense, coupled with a $1.0 million increase from net dealership acquisitions. The same-store increase is primarily due to increases in the amounts outstanding under floor plan arrangements.

Other Interest Expense

(In millions)

			2015 vs. 2014
	2015	2014	Change	% Change
Other interest expense	$32.7	$24.8	$7.9	31.9%

The increase in other interest expense from 2014 to 2015 is primarily due to an increased level of borrowing in 2015 relating to the issuance of our $300.0 million 5.375% senior subordinated notes in November 2014 and additional interest expense attributable to acquisitions we completed in the fourth quarter of 2014 and the first six months of 2015. These increases are somewhat offset by a decrease in outstanding revolver borrowings under the U.S. and U.K. credit agreements during the six months ended June 30, 2015 compared to the same period in 2014.

Equity in Earnings of Affiliates

(In millions)

			2015 vs. 2014
	2015	2014	Change	% Change
Equity in earnings of affiliates	$18.7	$16.0	$2.7	16.9%

The increase in equity in earnings of affiliates from 2014 to 2015 is primarily attributable to an increase in equity in earnings from our investment in PTL somewhat offset by a reduction in equity in earnings in 2015 related to our investment in Premier Truck Group due to the consolidation of this entity during the fourth quarter of 2014 as a result of our acquisition of a controlling interest.

Income Taxes

(In millions)

			2015 vs. 2014
	2015	2014	Change	% Change
Income taxes	$86.4	$75.9	$10.5	13.8%

Income taxes increased from 2014 to 2015 primarily due to a $34.6 million increase in our pre-tax income compared to the prior year.

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

We have historically expanded our operations through organic growth and the acquisition of dealerships and other businesses. We believe that cash flow from operations, dividends and distributions from our joint venture investments and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our operations and commitments for at least the next twelve months. In the event we pursue significant acquisitions or other expansion opportunities, significant repurchases of our outstanding securities, or refinance or repay existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings, which sources of funds may not necessarily be available on terms acceptable to us, if at all. In addition, our liquidity could be negatively impacted in the event we fail to comply with the covenants under our various financing and operating agreements or in the event our floor plan financing is withdrawn.

As of June 30, 2015, we had working capital of $43.4 million, including $36.7 million of cash available to fund our operations and capital commitments. In addition, we had $622.0 million, £145.9 million ($229.3 million), and AU $28.0 million ($21.6 million) available for borrowing under our U.S. credit agreement, U.K. credit agreement, and Australian working capital loan agreement, respectively.

Securities Repurchases

From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit facility, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. As of June 30, 2015, we have $136.0 million in repurchase authorization under the existing securities repurchase program. Refer to the disclosures provided in Part I, Item 1, Note 10 of the Notes to our Consolidated Condensed Financial Statements for a summary of shares repurchased under our securities repurchase program during the six months ended June 30, 2015.

Dividends

We paid the following cash dividends on our common stock in 2014 and 2015:

Per Share Dividends

2014

First Quarter	$0.18
Second Quarter	0.19
Third Quarter	0.20
Fourth Quarter	0.21

2015

First Quarter	$0.22
Second Quarter	0.23

We also have announced a cash dividend of $0.24 per share payable on September 1, 2015 to shareholders of record on August 10, 2015. Future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors, which may include our earnings, capital requirements, restrictions relating to any then-existing indebtedness, financial condition and other factors.

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

Long-Term Debt Obligations

As of June 30, 2015, we had the following long-term debt obligations outstanding:

June 30,
(In millions)	2015
U.S. credit agreement — revolving credit line	$78.0
U.K. credit agreement — revolving credit line	17.3
U.K. credit agreement — term loan	14.1
U.K. credit agreement — overdraft line of credit	4.8
5.375% senior subordinated notes due 2024	300.0
5.75% senior subordinated notes due 2022	550.0
Australia working capital loan	—
Mortgage facilities	169.4
Other	28.4
Total long-term debt	$1,162.0

As of June 30, 2015, we were in compliance with all covenants under our credit agreements and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 7 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of our long-term debt obligations.

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

During the six months ended June 30, 2015, outstanding revolving commitments varied between $0 million and $217.0 million under the U.S. credit agreement and between £4.0 million and £90.0 million ($6.3 million and $141.4 million) under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and the amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.

PTL Dividends

We hold a 9.0% ownership interest in Penske Truck Leasing. During the six months ended June 30, 2015 and 2014, we received $5.4 million and $4.0 million, respectively, of pro rata cash distributions relating to this investment. We currently expect to continue to receive future distributions from PTL quarterly, subject to its financial performance.

Operating Leases

Refer to the disclosures provided in Part I, Item 1, Note 9 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of our operating leases. As of June 30, 2015, we were in compliance with all covenants under these leases, and we believe we will remain in compliance with such covenants for the next twelve months.

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

Cash Flows

Cash and cash equivalents increased by $0.4 million and $11.1 million during the six months ended June 30, 2015 and 2014, respectively. The major components of these changes are discussed below.

Cash Flows from Continuing Operating Activities

Cash provided by continuing operating activities was $270.1 million and $207.3 million during the six months ended June 30, 2015 and 2014, respectively. Cash flows from continuing operating activities includes net income, as adjusted for non-cash items and the effects of changes in working capital.

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

	Six Months Ended June 30,
(In millions)	2015	2014
Net cash from continuing operating activities as reported	$270.1	$207.3
Floor plan notes payable — non-trade as reported	122.3	32.4
Net cash from continuing operating activities including all floor plan notes payable	$392.4	$239.7

Cash Flows from Continuing Investing Activities

Cash used in continuing investing activities was $169.3 million and $163.5 million during the six months ended June 30, 2015 and 2014, respectively. Cash flows from continuing investing activities consist primarily of cash used for capital expenditures and net expenditures for acquisitions and other investments. Capital expenditures were $82.9 million and $81.5 million during the six months ended June 30, 2015 and 2014, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our retail automotive segment and retail commercial truck segment capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit facilities. Cash used in acquisitions and other investments, net of cash acquired, was $86.4 million and $86.2 million during the six months ended June 30, 2015 and 2014, respectively, and included cash used to repay sellers floor plan liabilities in such business acquisitions of $41.2 million and $23.0 million, respectively.

Cash Flows from Continuing Financing Activities

Cash used in continuing financing activities was $136.5 million and $53.5 million during the six months ended June 30, 2015 and 2014, respectively. Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, issuance and repurchases of long-term debt, repurchases of common stock, net borrowings or repayments of floor plan notes payable non-trade, payment of deferred financing costs, and dividends.

We had net repayments of long-term debt of $194.6 million and $37.2 million during the six months ended June 30, 2015 and 2014, respectively, and paid $1.7 million of deferred financing fees during the six months ended June 30, 2015. We had net borrowings of floor plan notes payable non-trade of $122.3 million and $32.4 million during the six months ended June 30, 2015 and 2014, respectively. We repurchased common stock for a total of $22.0 million and $15.5 million during the six months ended June 30, 2015 and 2014, respectively. We also paid cash dividends to our stockholders of $40.7 million and $33.5 million during the six months ended June 30, 2015 and 2014, respectively.

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

Joint Venture Relationships

We are party to a number of joint ventures pursuant to which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of June 30, 2015, our retail automotive joint venture relationships included:

Location	Dealerships	Ownership Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Sprinter, Porsche, smart	81.03	%(A) (C)
Greenwich, Connecticut	Mercedes-Benz	80.00	%(B) (C)
Northern Italy	BMW, MINI, Maserati	70.00	%(C)
Las Vegas, Nevada	Ferrari, Maserati	50.00	%(D)
Frankfurt, Germany	Lexus, Toyota, Volkswagen	50.00	%(D)
Aachen, Germany	Audi, Citroën, Kia, Maserati, SEAT, Skoda, Toyota, Volkswagen	50.00	%(D)
Barcelona, Spain	BMW, MINI	50.00	%(D)

(A)     As of June 30, 2015, an entity controlled by one of our directors, Lucio A. Noto (the “Investor”), owns an 18.97% interest in this joint venture which entitles the Investor to 20% of the joint venture’s operating profits. In addition, the Investor has an option to purchase up to a 20% interest in the joint venture for specified amounts.

(B)     An entity controlled by one of our directors, Lucio A. Noto, owns a 20% interest in this joint venture.

(C)     Entity is consolidated in our financial results.

(D)     Entity is accounted for using the equity method of accounting.

Additionally, we are party to non-automotive joint ventures including our investments in Max Cycles (50%), Penske Commercial Leasing Australia (45%), Penske Vehicle Services (31%), PTL (9%), and National Powersport Auctions (7%) that are accounted for under the equity method, and our controlling interests in Premier Truck Group (96% as of July 1, 2015) and i.M. Branded (90%) that are consolidated in our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR or the Bank of England Base Rate. Based on the amount outstanding under these facilities as of June 30, 2015, a 100 basis point change in interest rates would result in an approximate $1.0 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, or the Euro Interbank Offered Rate, or the Australian or New Zealand Bank Bill Swap Rate (BBSW).

Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the trailing twelve months ended June 30, 2015, a 100 basis point change in interest rates would result in an approximate $25.0 million change to our annual floor plan interest expense.

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

Foreign Currency Exchange Rates. As of June 30, 2015, we had consolidated operations in the U.K., Germany, Italy, Australia and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $364.1 million change to our revenues for the six months ended June 30, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the fourth quarter of 2014, our Board of Directors authorized an increase in our authority to repurchase up to $150.0 million of our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. The program has an indefinite duration.  Our prior authorization at that time was $77.6 million. As of June 30, 2015, our remaining authorization under the program was $136.0 million.

During the second quarter of 2015, we acquired 156,383 shares of our common stock for $8.0 million from employees to satisfy tax obligations in connection with vesting of employee restricted stock awards.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
April 1 to April 30, 2015	—	$—	—	$136.0
May 1 to May 31, 2015	—	$—	—	$136.0
June 1 to June 30, 2015	156,383	$51.05	—	$136.0
	156,383		—

(1)         Consists of shares withheld from employees to satisfy employee withholding taxes in connection with the vesting of restricted stock.

Item 6. Exhibits

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.

32	Section 1350 Certification.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger S. Penske
Roger S. Penske
Date: July 30, 2015		Chief Executive Officer

	By:	/s/ J.D. Carlson
J.D. Carlson
Date: July 30, 2015		Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.

32	Section 1350 Certification.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.