Form 10-K
period 2015-12-31
PENSKE AUTOMOTIVE GROUP, INC.
filed 2016-02-25
CIK 1019849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1‑12297

Penske Automotive Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22‑3086739 (I.R.S. Employer Identification No.)
2555 Telegraph Road Bloomfield Hills, Michigan (Address of principal executive offices)	48302‑0954 (Zip Code)

Registrant’s telephone number, including area code (248) 648‑2500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Voting Common Stock, par value $0.0001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer or a smaller reporting company. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting common stock held by non‑affiliates as of June 30, 2015 was $2,222,289,185. As of February 16, 2016, there were 89,524,024 shares of voting common stock outstanding.

Documents Incorporated by Reference

Certain portions, as expressly described in this report, of the registrant’s proxy statement for the 2016 Annual Meeting of the Stockholders to be held May 4, 2016 are incorporated by reference into Part III, Items 10‑14.

PART I

Item 1.  Business

We are an international transportation services company that operates automotive and commercial truck dealerships principally in the United States and Western Europe, and distributes commercial vehicles, diesel engines, gas engines, power systems and related parts and services principally in Australia and New Zealand. We employ more than 22,000 people worldwide.

In 2015, our business generated $19.3 billion in total revenue, which is comprised of $17.9 billion from retail automotive dealerships, $944.1 million from retail commercial truck dealerships and $444.5 million from commercial vehicle distribution and other operations.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $17.9 billion in total retail automotive dealership revenue we generated in 2015. As of December 31, 2015, we operated 355 automotive retail franchises, of which 181 franchises are located in the U.S. and 174 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In 2015, we retailed and wholesaled more than 523,000 vehicles. We are diversified geographically, with 61% of our total automotive dealership revenues in 2015 generated in the U.S. and Puerto Rico and 39% generated outside the U.S. We offer over 40 vehicle brands, with 72% of our retail automotive dealership revenue in 2015 generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offer a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts, and replacement and aftermarket automotive products. Automotive dealerships represented 92.8% of our total revenues and 91.0% of our total gross profit in 2015.

We believe our diversified income streams help to mitigate the historical cyclicality found in some elements of the automotive sector. Revenues from higher margin service and parts sales include warranty work, customer paid work, collision repair services, and wholesale parts sales. Service and parts sales are typically less cyclical than retail vehicle sales and generate the largest part of our retail automotive gross profit. The following graphic shows the percentage of our total retail automotive dealership revenues by product area and their respective contribution to our retail automotive gross profit:

Revenue Mix	Gross Profit Mix

Used Vehicle
30%
Finance &
Insurance
3%
New Vehicle
52%
Service &
Parts
10%
Fleet &
Wholesale
5%

Finance & Insurance 18%
Used Vehicle 13%
Service & Parts 42%
New Vehicle 27%

Retail Commercial Truck Dealership. In November 2014, we acquired a controlling interest in a heavy and medium duty truck dealership group located primarily in Texas and Oklahoma, which we renamed Premier Truck Group (“PTG”). During 2015, we acquired an additional 5% of PTG bringing our total ownership interest to 96%. Prior to the 2014 transaction, we held a 32% interest in PTG and accounted for this investment under the equity method.

PTG operates fourteen locations, including ten full-service dealerships offering primarily Freightliner and Western Star branded trucks. Two of these locations, Chattanooga and Knoxville, were acquired in February 2015. PTG also offers a full range of used trucks available for sale as well as service and parts departments, many of which are open 24 hours a day, seven days a week. This business represented 4.9% of our total revenues and 5.1% of our total gross profit in 2015.

Commercial Vehicle Distribution. We are the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts across Australia, New Zealand and portions of the Pacific. This business, known as Penske Commercial Vehicles Australia, distributes commercial vehicles and parts to a network of more than 70 dealership locations, including three company-owned retail commercial vehicle dealerships.

In October 2014, we acquired MTU Detroit Diesel Australia Pty Ltd., a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Mercedes-Benz Industrial, Allison Transmission and MTU Onsite Energy. We have renamed this business Penske Power Systems. Penske Power Systems offers products across the on- and off-highway markets in Australia, New Zealand and portions of the Pacific and supports full parts and aftersales service through a network of branches, field locations and dealers across the region. The on-highway portion of this business complements our existing Penske Commercial Vehicles distribution business.

These businesses represented 2.2% of our total revenues and 3.8% of our total gross profit in 2015.

Penske Truck Leasing. We hold a 9.0% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation and supply chain services. PTL operates and maintains more than 220,000 vehicles and serves customers in North America, South America, Europe, Australia and Asia and is one of the largest purchasers of commercial trucks in North America. Product lines include full-service truck leasing, contract maintenance, commercial and consumer truck rentals, used truck sales, transportation and warehousing management and supply chain management solutions. In March 2015, Mitsui & Co. purchased a 20% ownership interest in PTL from General Electric Capital Corporation (“GECC”). PTL is currently owned 41.1% by Penske Corporation, 9.0% by us, 29.9% by GECC and 20.0% by Mitsui & Co. We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other investments.

2015 & 2016 Key Developments

Retail Automotive Dealership Acquisitions and Dispositions. In 2015, we acquired or were granted open points (new franchises awarded from the automotive manufacturer) representing six automotive franchises, including Land Rover of Darien in Connecticut, which complements our existing franchises in Greenwich and Fairfield, Connecticut, and Audi, Porsche, Land Rover and Jaguar franchises in Monmouth County, New Jersey. In addition,  in September 2015, we acquired an additional 10% interest in one of our German automotive dealership joint ventures, which gave us a controlling interest.  As a result, we began consolidating an additional 27 dealerships in our financial results from September 2015. We expect that these 33 franchises collectively represent approximately $925.0 million in annualized revenue. In 2015, we disposed of six retail automotive franchises, including Nissan and Infiniti of San Francisco.

Retail Commercial Truck Dealership. In 2015, we acquired an additional 5% of PTG bringing our total ownership interest to 96%. In February 2015, we acquired two retail commercial truck dealerships, located in Knoxville and Chattanooga, which complement the existing commercial truck operations acquired in 2014 in Texas and Oklahoma, representing approximately $270.0 million in annualized revenue.

Expansion of U.S. Credit Agreement. In May 2015, we amended and restated our U.S. credit agreement principally to increase the revolving borrowing capacity from $450.0 million to $700.0 million and to extend the term through

September of 2018. As amended, the U.S. credit agreement provides for up to $700.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, which includes $250.0 million in revolving loans solely for future U.S. acquisitions.

2016 Japan Investment. In January 2016, we acquired a 49% interest in the Nicole Group, a luxury dealership group with operations in Tokyo and nearby suburbs. The Nicole Group operates four BMW and three MINI dealerships, a

Rolls-Royce dealership and a Ferrari dealership, and is the exclusive importer and distributor of Alpina. This investment will be accounted for under the equity method of accounting.

Shareholder Dividends and Stock Repurchases. We increased our quarterly stock dividend each quarter in 2015. Our latest declared dividend is $0.26 per share payable March 1, 2016, which represents a dividend yield of 3.3% using our January 29, 2016 closing stock price. We repurchased 854,313 shares of our common stock in 2015 for $40.9 million, which, together with the quarterly dividends, represents a return to shareholders of approximately $125.7 million.

Named “Best Dealerships To Work For”. Fifteen of our dealerships in the U.S. were named by Automotive News as among the 100 “Best Dealerships to Work For” in 2015. In addition, our U.K. dealerships, collectively known as the Sytner Group, were ranked as one of the “Best Big Companies to Work For” in the U.K. by the London Sunday Times. We believe these awards reflect our ongoing commitment to our valuable dealership employees, which enhances customer satisfaction and may result in improved sales over time.

Outlook

In 2015, the U.S. light vehicle retail automotive market grew 5.7% to 17.5 million units. During the last several years the new vehicle market and the amount of customer traffic visiting our dealerships has continued to improve. 2015 was a record year for U.S. auto sales. We believe the overall market is being positively impacted by generally strong economic conditions, including increased consumer confidence, low levels of unemployment and low interest rates, attractive products and new model introductions by many different OEMs, access to credit, the age of vehicles on the road, and lower consumer fuel costs.

In 2015, U.K. new vehicle registrations increased 6.3% from 2014 to 2.6 million registrations. We believe the overall market in the U.K. is being positively impacted by generally strong economic conditions, strong business and consumer confidence, including low levels of unemployment, access to credit, attractive financing offers, improving new car fuel efficiency, and the latest technologically advanced vehicles, particularly in the area of premium brand sales. We expect another strong year of U.K. auto registrations in 2016 based on these factors.

In 2015, North American sales of Class 5-8 medium and heavy-duty trucks, the principal vehicles for our PTG business, were approximately 537,000 units, an increase of 7.8%.  The largest market, Class 8 heavy-duty trucks, increased 8.4% to approximately 310,000 units from approximately 286,000 units in 2014. The backlog of orders for Class 5-8 medium and heavy-duty trucks was approximately 187,000 units at the end of December 2015, including approximately 135,400 Class 8 heavy-duty trucks. Based on a growing economy, the strength of the order backlog and the drop in oil prices, which may help trucking profitability and boost discretionary spending, we expect another strong year in the North American Class 5-8 medium and heavy-duty truck market in 2016, especially for the brands we represent, although the Class 8 market is forecasted to experience a year over year decline according to industry reports.

Our Penske Commercial Vehicle distribution business and the on-highway portion of our Penske Power Systems business each operate principally in the Australian and New Zealand heavy and medium duty truck markets. In 2015, the Australian heavy-duty truck market reported sales of 9,895 units, representing a decrease of 7.5% from 2014. The New Zealand market reported sales of 3,004 units in 2015, representing a decrease of 6.4% from 2014. The brands we represent in Australia hold an 8.1% market share in the Australian heavy-duty truck market, and a 5.6% market share in New Zealand. We expect the Australian commercial vehicle market to lag behind historical sales levels partly due to difficult macro-economic conditions, including the weakening of the Australian dollar versus the U.S. dollar, and the declining price of commodities in these markets. The commercial parts distribution portion of our business has been increasing and we expect the parts distribution business will continue to be resilient due to the delayed vehicle replacement cycle resulting from the difficult macro-economic conditions.

We expect PTL to benefit from continued strong economic conditions in the United States. PTL has experienced revenue growth driven by increased demand for freight movement, as measured by freight utilization and freight volumes, which we believe is an indicator of the recovery of the overall economy. As a global supply chain provider, PTL has seen the trucking industry tightening capacity as a result of reductions in purchasing of trucks and increased utilization of the existing fleet. We expect this tightening to continue as the expense of maintaining and operating trucks continues to increase. PTL’s business is also impacted by the demand for freight. If the demand for freight changes, we expect PTL’s business to be impacted accordingly. As fleet operators add new vehicles, they must decide whether to buy or lease vehicles. We believe the complexity, cost and total capital requirements of vehicle ownership will continue to favor the types of global supply chain services PTL provides.

As discussed in “Item 1A. Risk Factors,” there are a number of factors that could cause actual results to differ materially from our expectations. For a detailed discussion of our financial and operating results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
• Grow through strategic acquisitions;
• Enhance customer satisfaction;
• Leverage scale and implement “best practices”; and
• Leverage digital marketing.

Attract, Develop, and Empower Associates to Grow our Business

We view our local managers and associates as one of our most important assets. We operate in a decentralized manner that fosters an entrepreneurial spirit where each dealership or business unit has independent operational and financial management responsible for day-to-day operations. We believe experienced local managers are better qualified to make day-to-day decisions concerning the successful operation of a business unit and can be more responsive to our customers’ needs. We seek local management that not only has relevant industry experience, but is also familiar with the local market. We also have regional management that oversees operations and supports the local unit operationally and administratively. We invest for future growth and offer outstanding brands and facilities which we believe attract outstanding talent. We believe attracting the best talent and allowing our associates to make business decisions at the local level helps to foster long-term growth through increased repeat and referral business.

Maintain Diversification

Our business benefits from our diversified revenue mix, including the multiple revenue streams in a traditional dealership (new vehicles, used vehicles, finance and insurance, and service and parts operations), revenues from our retail commercial truck dealership operations, our commercial vehicle distribution operations and returns relating to our joint venture investments, which we believe helps to mitigate the cyclicality that has historically impacted some elements of the automotive sector. We are further diversified within our automotive retail operations due to our brand mix, where we represent more than 40 brands, and geographically, where we operate across more than 15 states. One of the unique attributes of our operations versus our peers is our diversification outside the U.S.

The following table shows our revenues by country, and by state in the U.S., as a percentage of our total revenue:

Country	% of Total 2015 Revenue
United States		61%
United States Revenue by State
Arizona	6%
Arkansas	4%
California	12%
Connecticut	3%
Florida	2%
Georgia	4%
Indiana	1%
Minnesota	1%
New Jersey	8%
Ohio	2%
Oklahoma	1%
Puerto Rico	2%
Rhode Island	2%
Tennessee	1%
Texas	7%
Virginia	3%
Wisconsin	1%
Other	1%
United Kingdom		34%
Germany/Italy		3%
Australia/New Zealand/Pacific		2%

The U.K. is the second largest automotive retail market in Western Europe as measured by new units sold. We generated 95% of our revenue in the U.K. through the sale and service of premium brands in 2015. We believe we are among the largest Audi, Bentley, BMW, Ferrari, Land Rover, Lexus, Maserati, Mercedes-Benz, MINI, and Porsche dealers in the U.K. based on new unit sales. Additionally, we operate a number of dealerships in Germany, Western Europe’s largest automotive retail market, including through joint ventures with experienced local partners, which sell and service Audi, Lexus, Porsche, Toyota, Volkswagen and other brands. We also operate BMW/MINI and Maserati dealerships in Northern Italy and BMW/MINI dealerships in Spain through joint ventures with local partners.

Diversification Through Penske Truck Leasing. We hold a 9.0% ownership interest in PTL, a leading provider of transportation and supply chain services, which further diversifies our total results of operations. Our share of PTL’s earnings in 2015 was $32.2 million and is shown on our statement of income under the caption “Equity in earnings of affiliates.”

Expand Revenues at Existing Locations and Increase Higher-Margin Businesses

Retail Commercial Truck Dealership. Our PTG business provides more diversification to our overall business model and allows us to bring our automotive dealership expertise to the commercial truck market. Similar to automotive dealerships, the service and parts business of the commercial truck dealerships provides higher-margin revenues.

Increase Same-Store Sales. We believe our emphasis on superior customer service and premium facilities will contribute to increases in same-store sales over time. We have added a significant number of incremental automotive service bays in recent years in order to better accommodate our customers and further enhance our higher-margin service and parts revenues. Overall, we believe that our same-store used vehicle sales are being positively impacted by an increase in trade-in units due to an increase in new unit sales, an increase in lease returns, as well as favorable market conditions.

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

Expand Service and Parts and Collision Repair Revenues. Today’s vehicles are increasingly complex and require sophisticated equipment and specially trained technicians to perform certain services. Additionally, many manufacturers today are offering maintenance programs packaged with the vehicle sale. These programs require customers to have the service work performed at a factory-authorized dealership. Unlike independent service shops, our dealerships are authorized to perform this work under warranties provided by manufacturers. Additionally, we offer maintenance programs for sale through our dealerships. We believe that our brand mix and the complexity of today’s vehicles, combined with our investment in expanded service facilities, including the addition of a significant number of incremental service bays in recent years, and our focus on customer service, will contribute to increases in our service and parts revenue. We also operate 33 automotive collision repair centers which are integrated with local automotive dealership operations. We offer rapid repair services such as paint-less dent repair, headlight reconditioning, wheel repairs, tire sales, seat sales for our retail commercial truck operations, and windshield replacement at most of our facilities in order to offer our customers the convenience of one-stop shopping for all of their vehicle requirements.

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

We sell over 40 brands in our markets and our automotive dealership revenue mix consists of 72% related to premium brands, 24% related to volume non-U.S. brands, and 4% related to brands of U.S. based manufacturers. We believe our largely premium and non-U.S. brand mix will continue to offer us the opportunity to generate same-store growth, including higher margin service and parts sales. The following chart reflects our percentage of total retail automotive dealership revenue by brand:

PORSCHE
Audi
BENTLEY
3%
5%
13%
1%
Other
4%
3%
Ferrari
MASERATI
BMW
27%
MINI
11%
TOYOTA
4%
LEXUS
4%
NISSAN
1%
1%
GM
Ford
CHRYSLER
ACURA
7%
HONDA
6%
LAND ROVER
10%
Mercedes-Benz

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

Grow Through Strategic Acquisitions

We believe that attractive automotive retail acquisition opportunities exist for well-capitalized dealership groups with experience in identifying, acquiring and integrating dealerships. The fragmented automotive retail market provides us with significant growth opportunities in our markets. We generally seek to acquire dealerships with high-growth automotive brands in highly concentrated or growing demographic areas that will benefit from our management expertise, manufacturer relations and scale of operations, as well as smaller, single location dealerships that can be effectively integrated into our existing operations. Over time, we have also been awarded new franchises from various manufacturers. In 2015, we acquired or were granted open points representing 33 franchises, which we expect will generate approximately $925.0 million in annualized revenue.

We believe there are attractive retail commercial truck acquisition opportunities. We see continued growth in the brands we represent at our existing retail commercial truck dealerships and believe there are opportunities for us to continue to make strategic acquisitions over time. In 2015, the two retail commercial truck dealerships we acquired represented approximately $270.0 million in annualized revenues.

We also believe there are acquisition opportunities for our commercial vehicle distribution operations in Australia and New Zealand. We have a seasoned local management team in Australia that we have complemented with additional personnel familiar with our automotive retail operations and we will endeavor to utilize local management to identify additional retail and distribution opportunities.

Enhance Customer Satisfaction

We strive for superior customer satisfaction. By offering outstanding brands in premium facilities, “one-stop” shopping convenience in our aggregated facilities, and a well-trained and knowledgeable sales staff, we aim to forge lasting relationships with our customers, enhance our reputation in the community, and create the opportunity for significant repeat and referral business. We monitor customer satisfaction data accumulated by manufacturers to track the performance of operations, and incent our personnel to provide exceptional customer service, thereby driving increased customer loyalty. In addition, we monitor online reputation management sites, such as Google and Yelp reviews, to proactively assess customer comments to ensure we are offering a superior customer satisfaction experience in our dealerships.

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

Leverage Digital Marketing

As consumers have continued to shift towards digital platforms for their buying process, we have adjusted our marketing strategy to place a stronger emphasis on the Internet and digital media; however, where appropriate, we continue to utilize traditional marketing avenues in select markets, including targeted newspaper, direct mail, magazine, television, and radio advertising.

In order to attract customers and enhance our customer service, each of our dealerships maintains its own website storefront. All of our dealership websites employ consistent functionality and design formats while ensuring standards and requirements are met for each manufacturer. This allows us to minimize costs and benefit from consistent processes across our dealerships.

In addition to the individual website storefronts, we advertise our U.S. and U.K. automotive retail new and pre-owned vehicle inventory online through PenskeCars.com and Sytner.co.uk, respectively. These websites are designed to make it easy for consumers, employees and partners to view and compare on average over 50,000 new, certified and pre-owned vehicles. These sites, together with our dealership websites, provide consumers a simple method to schedule maintenance and repair services at their local Penske Automotive Group dealership and view extensive vehicle information, including photos, prices, promotions, videos and third party vehicle history reports for pre-owned vehicles.  Customers may also download our PenskeCars.com app to access our vehicle inventory, contact dealers and schedule service at their convenience. The manufacturers’ websites, in addition to our corporate websites, serve as lead generating tools to our dealerships. In the U.K., manufacturers also provide a website for the dealership.

We constantly strive to build and optimize our online presence across multiple platforms in order to drive organic and high quality traffic to our business. By focusing on social media, search engine management, video, reputation management and online chat, we proactively optimize all avenues of digital customer engagement. As an example, each of our dealerships maintains a Facebook property to bring in new customers to our dealership, focus on community involvement and enhance repeat and referral business. We also leverage our corporate social media efforts and partners to benefit our dealerships and create a strong sense of community. Most importantly, once our clients have reached us, the content that we serve our customers is tailored to their method of engagement with us, the device they are using and their specific requests where applicable.

Retail Automotive Dealership Operations

We routinely acquire and dispose of automotive retail franchises. Our financial statements include the results of operations of acquired dealerships from the date of acquisition. The following table sets forth information with respect to our current dealerships that were acquired or opened from January 1, 2013 to December 31, 2015, including the German dealerships we now consolidate in light of our acquisition of an additional ownership interest in that joint venture:

	Date Opened		Franchises
Dealership	or Acquired	Location
U.S.
Maserati of Warwick	03/13	Warwick, RI	Maserati
Bentley Edison	10/13	Edison, NJ	Bentley
Jaguar/Land Rover Annapolis	10/13	Annapolis, MD	Jaguar, Land Rover
Toyota-Scion of Pharr	12/13	Pharr, TX	Toyota, Scion
Hyundai of Pharr	12/13	Pharr, TX	Hyundai
Sprinter of Bedford	02/14	Bedford, OH	Sprinter
BMW of Greenwich	03/14	Greenwich, CT	BMW
Toyota of Surprise	05/14	Surprise, AZ	Toyota, Scion
Alfa Romeo of Fayetteville	10/14	Fayetteville, AR	Alfa Romeo
Landers Alfa Romeo	10/14	Benton, AR	Alfa Romeo
Land Rover Darien	01/15	Darien, CT	Land Rover
Audi Eatontown	11/15	West Long Branch, NJ	Audi
Porsche Monmouth	11/15	West Long Branch, NJ	Porsche
Jaguar/Land Rover Monmouth	11/15	Ocean, NJ	Jaguar, Land Rover
Lincoln South Coast	11/15	Santa Ana, CA	Lincoln

Outside the U.S.
Guy Salmon Land Rover Northampton	06/13	Northampton, England	Land Rover
AutoVanti Bologna – Casalecchio	07/13	Bologna, Italy	BMW, MINI
Lamborghini Leicester	09/13	Leicestershire, England	Lamborghini
AutoVanti Brianza	10/13	Desio, Italy	BMW
BluVanti Bologna Maserati	05/14	Bologna, Italy	Maserati
Skipton Volkswagen	05/14	Keighley, England	Volkswagen
Aix Automobile GmbH	09/15	Germany	Toyota
Audi Zentrum Aachen	09/15	Germany	Audi
Autohaus Krings	09/15	Germany	Skoda
Autohaus Nitsche GmbH	09/15	Germany	Volkswagen, Audi
Autohaus Piper GmbH & Co. KG	09/15	Germany	Skoda
Autohaus Piper GmbH & Co. KG	09/15	Germany	Volkswagen
Jacobs Automobile Aachen GmbH	09/15	Germany	Citroen, KIA
Jacobs Automobile Duren	09/15	Germany	Volkswagen, Audi, SEAT
Jacobs Automobile Eifel	09/15	Germany	Volkswagen
Jacobs Automobile Eschweiler	09/15	Germany	Volkswagen
Jacobs Automobile Geilenkirchen	09/15	Germany	Volkswagen, Audi
Jacobs Automobile Stolberg	09/15	Germany	Volkswagen
Jacobs Sportwagen GmbH	09/15	Germany	Maserati
Sirries Automobile GmbH	09/15	Germany	Volkswagen, Audi, Skoda
Volkswagen Zentrum Aachen	09/15	Germany	Volkswagen
Wolff & Meier GmbH	09/15	Germany	Volkswagen, Skoda
Zabka Automobile GmbH	09/15	Germany	Volkswagen, Audi, SEAT

In 2015, 2014 and 2013, we disposed of six, seven and thirty franchises, respectively, that we believe were not integral to our strategy or operations. The dispositions in 2015 included our Nissan and Infiniti franchises in San Francisco, California. During the first quarter of 2015, we divested our car rental business which included Hertz car rental franchises in the Memphis, Tennessee market and certain markets in Indiana in light of our perceived inability to grow that business. We expect to continue to pursue acquisitions and selected dispositions in the future.

Retail Automotive Franchises.  These tables exhibit our automotive retail franchises by location and manufacturer as of December 31, 2015:

Location	Franchises	Franchises	U.S.	Non-U.S.	Total
Arizona	24	BMW/MINI	21	41	62
Arkansas	14	Toyota/Lexus/Scion	41	4	45
California	30	Mercedes-Benz/Sprinter/smart	20	23	43
Connecticut	9	Audi/Volkswagen/Bentley	18	43	61
Florida	8	Chrysler/Jeep/Dodge/Fiat/Alfa Romeo	18	—	18
Georgia	4	Honda/Acura	22	2	24
Indiana	2	Ferrari/Maserati	5	12	17
Maryland	2	Porsche	7	8	15
Minnesota	2	Jaguar/Land Rover	7	18	25
New Jersey	27	Lamborghini	1	4	5
Ohio	9	Nissan/Infiniti	6	—	6
Puerto Rico	14	Cadillac/Chevrolet	5	—	5
Rhode Island	13	Others	10	19	29
Tennessee	2	Total	181	174	355
Texas	11
Virginia	7
Wisconsin	3
Total U.S.	181
U.K.	133
Germany	33
Italy	8
Total Non-U.S.	174
Total Worldwide	355

New Vehicle Retail Sales. In 2015, we retailed 233,524 new vehicles which generated 51.5% of our retail automotive dealership revenue and 27.1% of our retail automotive dealership gross profit. New vehicles are typically acquired by dealerships directly from the manufacturer. We strive to maintain outstanding relations with the automotive manufacturers, based in part on our long-term presence in the automotive retail market, our commitment to providing premium facilities, our commitment to drive customer satisfaction, the reputation of our management team and the consistent high sales volume at our dealerships. Our dealerships finance the purchase of most new vehicles from the manufacturers through floor plan financing provided primarily by various manufacturers’ captive finance companies.

Used Vehicle Retail Sales. In 2015, we retailed 198,459 used vehicles, which generated 30.3% of our retail automotive dealership revenue and 12.6% of our retail automotive dealership gross profit. We acquire used vehicles from various sources including auctions open only to authorized new vehicle dealers, public auctions, trade-ins from consumers in connection with their purchase of a new vehicle from us and lease expirations or terminations. To improve customer confidence in our used vehicle inventory, each of our dealerships participates in all available manufacturer certification processes for used vehicles. If certification is obtained, the used vehicle owner is typically provided benefits and warranties similar to those offered to new vehicle owners by the applicable manufacturer. Most of our dealerships have implemented software tools which assist in procuring and selling used vehicles. In the U.K., we offer used vehicles to wholesalers and other dealers via online auction.

Vehicle Finance, Extended Service and Insurance Sales. Finance, extended service and insurance sales represented 2.7% of our retail automotive dealership revenue and 18.3% of our retail automotive dealership gross profit in 2015. At our customers’ option, our dealerships can arrange third-party financing or leasing in connection with vehicle purchases. We typically receive a portion of the cost of the financing or leasing paid by the customer for each transaction as a fee. While these services are generally non-recourse to us, we are subject to chargebacks in certain circumstances, such as default under a financing arrangement or prepayment. These chargebacks vary by finance product but typically are limited to the fee we receive. As further discussed in “Item 1A. Risk Factors,” the Consumer Finance Protection Bureau

has instituted regulatory proceedings which may change the way we are compensated for assisting our customers in obtaining financing, which could result in lower related revenues.

We also offer our customers various vehicle warranty and extended protection products, including extended service contracts, maintenance programs, guaranteed auto protection (known as “GAP,” this protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a total loss), lease “wear and tear” insurance and theft protection products. The extended service contracts and other products that our dealerships currently offer to customers are underwritten by independent third parties, including the vehicle manufacturers’ captive finance companies. Similar to finance transactions, we are subject to chargebacks relating to fees earned in connection with the sale of certain extended protection products. We also offer for sale other aftermarket products, including security systems and protective coatings.

We offer finance and insurance products using a “menu” process, which is designed to ensure that we offer our customers a complete range of finance, insurance, protection, and other aftermarket products in a transparent manner. We provide training to our finance and insurance personnel to help assure compliance with internal policies and procedures, as well as applicable state regulations.

Service and Parts Sales. Service and parts sales represented 10.2% of our retail automotive dealership revenue and 41.6% of our retail automotive dealership gross profit in 2015. We generate service and parts sales in connection with warranty and non-warranty work performed at each of our dealerships. We believe our service and parts revenues benefit from the increasingly complex technology used in vehicles that makes it difficult for independent repair facilities to maintain and repair today’s automobiles.

A goal of each of our dealerships is to make each vehicle purchaser a customer of our service and parts department. Our dealerships keep detailed records of our customers’ maintenance and service histories, and many dealerships send reminders to customers when vehicles are due for periodic maintenance or service. Many of our dealerships have extended evening and weekend service hours for the convenience of our customers. We also offer rapid repair services such as paint-less dent repair, headlight reconditioning, wheel repairs, tire sales and windshield replacement at most of our facilities in order to offer our customers the convenience of one-stop shopping for all of their automotive requirements. We also operate 33 automotive collision repair centers, each of which is operated as an integral part of our dealership operations.

Fleet and Wholesale Sales. Fleet and wholesale sales represented 5.3% of our retail automotive dealership revenue and 0.4% of our retail automotive dealership gross profit in 2015. Fleet activities represent the sale of new units to customers that are deemed to not be retail customers such as cities, municipalities or rental car companies and are generally sold at contracted amounts. Wholesale activities relate to the sale of used vehicles generally to other dealers and occur at auction. Vehicles sold through this channel generally include units acquired by trade-in that do not meet certain standards or aged units.

PAG Retail Automotive Dealership Locations

The following is a list of all of our automotive dealerships as of December 31, 2015:

U.S. DEALERSHIPS
ARIZONA	smart center San Diego	OHIO
Acura North Scottsdale	Sprinter @ Mercedes-Benz of San Diego	Audi Bedford
Audi Chandler	Toyota Scion of Clovis	Audi Mentor
Audi North Scottsdale	Volkswagen South Coast	Honda of Mentor
Bentley Scottsdale	CONNECTICUT	Mercedes-Benz of Bedford
BMW North Scottsdale	Audi Fairfield	Porsche of Beachwood
Bugatti Scottsdale	BMW of Greenwich	smart center Bedford
Jaguar Land Rover North Scottsdale	Honda of Danbury	Sprinter @ Mercedes-Benz of Bedford
Lamborghini North Scottsdale	Land Rover Darien	Toyota Scion of Bedford
Lexus of Chandler	Mercedes-Benz of Fairfield	RHODE ISLAND
Mercedes-Benz of Chandler	Mercedes-Benz of Greenwich	Acura of Warwick
MINI North Scottsdale	Porsche of Fairfield	Audi Warwick
MINI of Tempe	smart center Fairfield	Bentley Providence
Porsche North Scottsdale	Sprinter @ Mercedes-Benz of Fairfield	BMW of Warwick
Rolls-Royce Motorcars Scottsdale	FLORIDA	Infiniti of Warwick
Scottsdale Aston Martin	Central Florida Toyota Scion	Lexus of Warwick
Scottsdale Ferrari Maserati	Palm Beach Toyota Scion	Maserati of Warwick
smart center Chandler	Royal Palm Mazda	Mercedes-Benz of Warwick
Sprinter @ Mercedes-Benz of Chandler	Royal Palm Nissan	MINI of Warwick
Tempe Honda	Royal Palm Toyota Scion	Nissan West Warwick
Toyota of Surprise	GEORGIA	Porsche of Warwick
Volkswagen North Scottsdale	Atlanta Toyota Scion	smart center Warwick
ARKANSAS	Honda Mall of Georgia	Sprinter @ Mercedes-Benz of Warwick
Acura of Fayetteville	United BMW Gwinnett	TENNESSEE
Alfa Romeo Fiat of Fayetteville	United BMW Roswell	Wolfchase Toyota Scion
Chevrolet of Fayetteville	INDIANA	TEXAS
Honda of Fayetteville	Penske Chevrolet	BMW of Austin
Landers Alfa Romeo Fiat	Penske Honda	Honda of Spring
Landers Chevrolet	MARYLAND	Hyundai of Pharr
Landers Chrysler Jeep Dodge	Jaguar Land Rover Annapolis	MINI of Austin
Landers Ford	MINNESOTA	Round Rock Honda
Toyota Scion of Fayetteville	Motorwerks BMW	Round Rock Hyundai
CALIFORNIA	Motorwerks MINI	Round Rock Toyota Scion
Acura of Escondido	NEW JERSEY	Spring Branch Honda
Audi Escondido	Acura of Turnersville	Toyota Scion of Pharr
Audi South Coast	Audi Eatontown	VIRGINIA
Audi Stevens Creek	Audi Turnersville	Audi Chantilly
BMW of Ontario	Bentley Edison	Audi Tysons Corner
BMW of San Diego	BMW of Tenafly	Mercedes-Benz of Chantilly
Capitol Honda	BMW of Turnersville	Mercedes-Benz of Tysons Corner
Crevier BMW	Chevrolet Cadillac of Turnersville	Porsche of Tysons Corner
Crevier MINI	Ferrari Maserati of Central New Jersey	smart center Tysons Corner
Honda North	Gateway Toyota Scion	Sprinter @ Mercedes Benz of Chantilly
Honda of Escondido	Honda of Turnersville	WISCONSIN
Kearny Mesa Acura	Hudson Chrysler Jeep Dodge	East Madison Toyota Scion
Kearny Mesa Toyota Scion	Hudson Nissan	Lexus of Madison
Lexus San Diego	Hudson Toyota Scion	PUERTO RICO
Lincoln South Coast	Hyundai of Turnersville	Lexus de Ponce
Los Gatos Acura	Jaguar Land Rover Monmouth	Lexus de San Juan
Marin Honda	Lexus of Bridgewater	Triangle Chrysler Jeep Dodge de Ponce
Mazda of Escondido	Lexus of Edison	Triangle Chrysler Jeep Dodge Fiat Nissan del Oeste
Mercedes-Benz of San Diego	Nissan of Turnersville	Triangle Fiat de Ponce
MINI of Marin	Porsche Monmouth	Triangle Honda 65 de Infanteria
MINI of Ontario	Toyota Scion of Turnersville	Triangle Toyota Scion de San Juan
MINI of San Diego	NEW YORK
Peter Pan BMW	BMW of Mamaroneck
Porsche of Stevens Creek

NON-U.S. DEALERSHIPS
U.K.
Audi	Guy Salmon Jaguar/Land Rover	Rolls-Royce
Belfast Audi	Maidstone	Rolls-Royce Motor Cars Manchester
Bradford Audi	Guy Salmon Jaguar/Land Rover	Rolls-Royce Motor Cars Sunningdale
Derby Audi	Thames Ditton	Suzuki
Harrogate Audi	Guy Salmon Jaguar/Land Rover Stockport	Stanley Motor Works
Huddersfield Audi	Guy Salmon Jaguar Northampton	Volkswagen
Leeds Audi	Guy Salmon Land Rover Bristol	Agnew Auto Exchange (SEAT)
Leicester Audi	Guy Salmon Land Rover Coventry	Agnew SEAT Boucher
Audi City London	Guy Salmon Land Rover Knutsford	Isaac Agnew Volkswagen
Nottingham Audi	Guy Salmon Land Rover Northampton	Isaac Agnew Volkswagen Mallusk
Portadown Audi	Guy Salmon Land Rover Portsmouth	Huddersfield SEAT
Reading Audi	Guy Salmon Land Rover Sheffield	Harrogate Volkswagen
Slough Audi	Guy Salmon Land Rover Stratford	Huddersfield Volkswagen
Wakefield Audi	Guy Salmon Land Rover Wakefield	Leeds Volkswagen
West London Audi	Lamborghini	Skipton Volkswagen
Bentley	Lamborghini Birmingham	Volvo
Bentley Birmingham	Lamborghini Edinburgh	Stanley Motor Works
Bentley Edinburgh	Lamborghini Leicester	Tollbar Warwick
Bentley Leicester	Lexus	GERMANY
Bentley Manchester	Lexus Bristol	Porsche Zentrum Manheim (Porsche)
BMW/MINI	Lexus Leicester	Tamsen GmbH Hamburg (Aston Martin, Bentley,
Bavarian BMW/MINI	Lexus Milton Keynes	Ferrari, Maserati, Lamborghini)
Sytner Birmingham	McLaren	Aix Automobile GmbH (Toyota)
Sytner City Canary Wharf	McLaren Manchester	Audi Zentrum Aachen (Audi)
Sytner Cardiff	Mercedes-Benz/smart	Autohaus Krings (Skoda)
Sytner Chigwell	Mercedes-Benz of Bath	Autohaus Nitsche GmbH (Audi, Volkswagen)
Sytner Coventry	Mercedes-Benz of Bedford	Autohaus Piper GmbH & Co. KG
Sytner Harold Wood	Mercedes-Benz of Carlisle	(Volkswagen, Skoda)
Sytner High Wycombe	Mercedes-Benz of Cheltenham	Jacobs Automobile Aachen GmbH (Citroën, Kia)
Sytner Leicester	and Gloucester	Jacobs Automobile Düren
Sytner Maidenhead	Mercedes-Benz of Newbury	(SEAT, Volkswagen, Audi)
Sytner Newport	Mercedes-Benz of Portadown	Jacobs Automobile Eifel (Volkswagen)
Sytner Nottingham	Mercedes-Benz of Sunderland	Jacobs Automobile Eschweiler (Volkswagen)
Sytner Oldbury	Mercedes-Benz of Weston-Super-Mare	Jacobs Automobile Geilenkirchen
Sytner Sheffield	Mercedes-Benz/smart of Belfast	(Volkswagen, Audi)
Sytner Slough	Mercedes-Benz/smart of Bristol	Jacobs Automobile Stolberg GmbH (Volkswagen)
Sytner Solihull	Mercedes-Benz/smart of Milton Keynes	Jacobs Sportwagen GmbH (Maserati)
Sytner Sunningdale	Mercedes-Benz/smart of Newcastle	Sirries Automobile GmbH
Sytner Sutton Coldfield	Mercedes-Benz/smart of Northampton	(Volkswagen, Audi, Skoda)
Ferrari/Maserati	Mercedes-Benz/smart of Swindon	Volkswagen Zentrum Aachen (Volkswagen)
Graypaul Ferrari/Maserati Birmingham	Mercedes-Benz/smart of Teesside	Wolff & Meier GmbH (Volkswagen, Skoda)
Graypaul Ferrari/Maserati Edinburgh	Porsche	Zabka Automobile GmbH
Graypaul Ferrari/Maserati Nottingham	Porsche Centre Belfast	(Volkswagen, Audi, SEAT)
Maranello Ferrari/Maserati	Porsche Centre Edinburgh	ITALY
Honda	Porsche Centre Glasgow	AutoVanti Bologna – Casalecchio (BMW, MINI)
Gatwick Honda	Porsche Centre Leicester	AutoVanti Bologna – Quarto Inferiore (BMW)
Redhill Honda	Porsche Centre Mid-Sussex	AutoVanti Brianza (BMW)
Jaguar/Land Rover	Porsche Centre Silverstone	AutoVanti Monza (BMW, MINI)
Guy Salmon Jaguar Coventry	Porsche Centre Solihull	BluVanti Bologna Maserati
Guy Salmon Jaguar/Land Rover Ascot

We also own 50% of the following dealerships:

GERMANY
Autohaus Nix GmbH (Toyota (5), Lexus, Volkswagen)
TCD GmbH (Toyota)

SPAIN
Barcelona Premium (BMW, MINI)
Barcelona Premium – General Mitre (BMW, MINI)
Barcelona Premium – Placa Cerda (BMW, MINI)
Barcelona Premium – Sant Boi (BMW, MINI)

Retail Commercial Truck Dealership Operations

In November 2014, we acquired a controlling interest in a heavy and medium duty truck dealership group located primarily in Texas and Oklahoma, which we renamed Premier Truck Group (“PTG”). During 2015, we acquired an additional 5% of PTG bringing our total ownership interest to 96%. PTG operates fourteen locations, including ten full-service dealerships offering primarily Freightliner and Western Star branded trucks. Two of these locations, Chattanooga and Knoxville, were acquired in February 2015.  PTG also offers a full range of used trucks available for sale as well as service and parts departments, many of which are open 24 hours a day, seven days a week. This business generated $944.1 million of revenue in 2015.

The following table sets forth the locations of our retail commercial truck dealerships:

GEORGIA

Premier Truck Group of Chattanooga

OKLAHOMA

Premier Truck Group of Ardmore

Premier Truck Group of Muskogee (Parts & Service)

Premier Truck Group of Oklahoma City

Premier Truck Group of Tulsa

TENNESSEE

Premier Truck Group of Knoxville

TEXAS

Premier Truck Group of Amarillo

Premier Truck Group of Arlington (Parts & Service)

Premier Truck Group of Dallas (North)

Premier Truck Group of Dallas (South)

Premier Truck Group of Fort Worth

Premier Truck Group of Midland (Parts)

Premier Truck Group of North Texas (Parts & Service)

Premier Truck Group of Odessa

Headquartered in Dallas, Texas, PTG serves thousands of customers, both in and traveling through the southwest, through its dealerships principally located in Oklahoma and North Central Texas. These dealerships provide the same suite of services as our automotive dealerships, offering new trucks and vans, a large selection of used trucks for sale, a full range of parts, maintenance and repair services, and finance and insurance options for its customers by facilitating truck and trailer financing and leasing, extended maintenance plans, physical damage insurance, GAP insurance, roadside relief and other programs.

The necessity of repairing trucks for our customers is a key differentiation for our commercial truck dealerships and we provide around-the-clock service in certain locations to get our customers’ commercial trucks back on the road so they can complete their routes. Many of the service and parts departments are conveniently open 24 hours every day and 7 days each week to better serve our customers. PTG also carries an extensive inventory of parts for the new and used trucks they sell and service, including for FUSO trucks and Thomas buses, and other makes of medium and heavy-duty trucks.

Similar to our automotive retail business, PTG is committed to providing outstanding brands and superior customer service in premium facilities. For example, our Dallas Freightliner location offers a state-of-the-art facility with over 200,000 square feet of climate controlled office space, service shops, customer amenities, parts inventory storage, and a 4,000 square foot parts showroom. This facility sits on almost 24 acres of property and is equipped with 80 full service truck bays, open 24 hours a day, 7 days a week, with a full suite of on-hand parts inventory. Guests of Dallas Freightliner enjoy a television lounge with HDTV theater seating, a large comfortable customer lounge with lockers, laundry and shower facilities, on-site trailer parking, and free recreational vehicle electrical hook-up.

Commercial Vehicle Distribution Operations

We are the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts across Australia, New Zealand and portions of the Pacific. This business, known as Penske Commercial Vehicles Australia, distributes commercial vehicles and parts to a network of more than 70 dealership locations, including three company-owned retail commercial vehicle dealerships. This business generated  $233.6 million of revenue in 2015.

Our local headquarters is located in Brisbane, Australia, which is the country’s third largest city. Our headquarters includes administrative facilities as well as a 167,000 square foot parts distribution center and an 85,000 square foot production center. We also have a 15,780 square foot parts distribution center in Auckland, New Zealand.

Western Star trucks are manufactured by Daimler Trucks North America in Portland, Oregon. These technologically advanced, custom-built vehicles are ordered by customers to meet their particular needs for hauling, mining, logging and other heavy-duty applications. We are also the exclusive importer of MAN trucks and buses. MAN Truck and Bus, a VW Group company, is a leading producer of medium and heavy-duty trucks as well as city and coach buses. These cab-forward, fuel efficient vehicles are principally produced in several sites in Germany. Dennis Eagle refuse collection vehicles are manufactured by Ros Roca in Warwick, England. Together these brands represented 8.1% of heavy-duty truck units sold in Australia during 2015.

Our commercial vehicle distribution operations include three retail commercial vehicle distribution points. The Brisbane Truck Centre in Brisbane, Australia is the largest retailer of Western Star Trucks in Australia by volume. The remaining two points are in Auckland, New Zealand and Tauranga, New Zealand, which together represent the largest retailer of Western Star Trucks in New Zealand by volume. We finance our purchases of these vehicles under a floor plan agreement with a local Daimler affiliate with terms similar to our other floor plan agreements.

In October 2014, we acquired MTU Detroit Diesel Australia Pty Ltd., a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Mercedes-Benz Industrial, Allison Transmission and MTU Onsite Energy. We have renamed this business Penske Power Systems (“PPS”). PPS offers products across the on- and off-highway markets in Australia, New Zealand and portions of the Pacific, including trucking, mining, power generation, construction, industrial, rail, marine, agriculture, oil & gas and defense and supports full parts and aftersales service through a network of branches, remote field service locations and dealers across the region. This business generated $197.9 million of revenue in 2015.

Penske Power Systems’ principal headquarters is located at its Melbourne branch, a workshop/office facility of approximately 56,000 square feet. In addition to sales, distribution and full product repair capability, this facility includes the offices for national sales, engineering and marketing, a regional training facility and a regional engineering center. In addition, PPS operates a corporate office based at its Sydney (Chipping Norton) branch, approximately a 61,000 square foot facility dedicated to corporate activities and distribution and product repair capability. PPS operates additional branch facilities across Australia and in Auckland, New Zealand.

Penske Power Systems’ 86 dealers are strategically located throughout Australia, New Zealand and the Pacific. Most of the dealers (79) represent the Detroit Diesel brand, with the majority aligned to Western Star and/or Freightliner Truck manufacturers.  The remaining dealers represent the MTU (3) and Allison Transmission (4) brands. The “off-highway” business of PPS principally includes the sale of power systems by PPS directly to customers in the commercial, defense and maritime sectors, and to several dealers. PPS conducts business through its 14 branch locations and utilizes mobile remote field service units travelling directly to customer premises.

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

Full-service truck leasing, truck rental and contract maintenance. Full-service truck leasing, truck rental and contract maintenance of commercial trucks constitutes PTL’s largest business. PTL, one of the largest purchasers of commercial trucks in North America, manages a fleet of more than 220,000 trucks, tractors and trailers, consisting of approximately 156,000 vehicles owned by PTL and operated by its customers under full-service leases and rental agreements and approximately 67,000 customer-owned and operated vehicles for which PTL provides contract maintenance services.

PTL’s commercial and consumer rental fleet consists of approximately 61,000 vehicles for use by its full-service truck leasing, small business and consumer customers for periods ranging from less than a day to 12 months.

Commercial customers often outsource to PTL to reduce the complexity and cost of vehicle ownership. PTL integrates most aspects of fleet management, including the provision of custom configured equipment and the delivery of a package of support and maintenance services, as well as making additional short-term rental vehicles available to its contract customers. Its broad service offering has enabled its customers to reduce the large number of vendors that an in-house fleet manager must coordinate. The services provided under its full-service lease and contract maintenance agreements generally include preventive maintenance, advanced diagnostics, emergency road service, fleet services, safety programs and fuel services through its network of approximately 670 locations across the United States, Canada, Mexico and Australia. This network has enabled PTL to successfully meet multi-location customer requirements for consistent and reliable service. Its commercial rental operations offer short-term availability of tractors, trucks and trailers, typically to accommodate seasonal, emergency and other temporary needs. A significant portion of these rentals are to existing full-service leasing and contract maintenance customers that are seeking flexibility in their fleet management.

For consumer customers, PTL provides short-term rental of light- and medium-duty trucks on a one-way and local basis, typically to transport household goods. Customers typically include local small businesses and individuals seeking a do-it-yourself solution to their moving needs. Its consumer fleet consists generally of late model vehicles ranging in size from small vans to 26-foot trucks. Its consumer rentals are conducted through approximately 1,800 independent rental agents and 340 of its PTL-operated leasing and rental facilities.

Logistics.  PTL’s logistics business offers an extensive variety of services, including dedicated contract carriage, distribution center management, transportation management and lead logistics provider. PTL coordinates services for its customers across the supply chain, including: inbound material flow, handling and packaging, inventory management, distribution and technologies, and sourcing of third-party carriers. These services are available individually or on a combined basis and often involve its associates performing services at the customer’s location. By offering a scalable series of products to its customers, PTL can manage the customer’s entire supply chain or any stand-alone service. It also utilizes specialized software that enables real-time fleet visibility and provides reporting metrics, giving customers detailed information on fuel economy and other critical supply chain costs. PTL’s international logistics business has approximately 350 locations in North America, South America, Europe and Asia, with recently expanded logistics operations in India.

Industry Information

Approximately 61% of our automotive dealership revenues are generated in the U.S., which in 2015 was the world’s second largest automotive retail market as measured by units sold. In 2015, sales of new cars and light trucks were approximately 17.5 million units, an increase of 5.7% from 2014, and were generated at approximately 18,000 franchised new-car dealerships as of January 1, 2016. According to the latest available data from the National Automobile Dealers Association, dealership revenue is derived as follows: 58% from new vehicle sales, 31% from used vehicle sales and 11% from service and parts sales. Dealerships also offer a wide range of higher-margin products and services, including extended service contracts, financing arrangements and credit insurance. The National Automobile Dealers Association figures noted above include finance and insurance revenues within either new or used vehicle sales, as sales of these products are usually incremental to the sale of a vehicle.

We also operate in Germany, the U.K., Italy, and Spain, which represented the first, second, fourth, and fifth largest automotive retail markets, respectively, in Western Europe in 2015, and accounted for approximately 64% of the total vehicle sales in Western Europe. Unit sales of automobiles in Western Europe were approximately 13.2 million in 2015, a 9.0% increase compared to 2014. In Germany, the U.K., Italy, and Spain, new car sales were approximately 3.2 million, 2.6 million, 1.6 million and 1.0 million units, respectively, in 2015.

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

In 2015, North America sales of Class 5-8 medium and heavy-duty trucks, the principal vehicles for our PTG business, were approximately 537,000 units, an increase of 7.8% from 2014.  The largest market, Class 8 heavy-duty trucks, increased 8.4% to 310,000 units from 286,000 units in 2014 and our principal brands, Freightliner and Western Star, represent approximately 39.1% of that market.

Our commercial vehicle distribution business operates principally in Australia and New Zealand. In 2015, heavy-duty truck sales in Australia and New Zealand combined were 12,899 units, representing a decrease of 7.3% from 2014. The brands we represent in Australia hold an 8.1% market share in the Australian heavy-duty truck market, and a 5.6% market share in New Zealand.

Generally, new vehicle unit sales are cyclical and, historically, fluctuations have been influenced by factors such as manufacturer incentives, interest rates, fuel prices, unemployment, inflation, weather, the level of personal discretionary spending, credit availability, consumer confidence and other general economic factors. However, from a profitability perspective, automotive and truck retailers have historically been less vulnerable than manufacturers and parts suppliers to declines in new vehicle sales. We believe this is due to the retailers’ more flexible expense structure (a significant portion of the retail industry’s costs are variable) and their diversified revenue streams such as used vehicle sales and service and parts sales. In addition, manufacturers may offer various dealer incentives when sales are slow, which further increases the volatility in profitability for manufacturers and may help to decrease volatility for automotive retailers.

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

We utilize common customer relationship management systems that assist us in identifying customer opportunities and responding to customer inquiries. We utilize compliance systems that assist us with our regulatory obligations and assist us in maintaining the privacy of the information we receive from customers that we collect, process, and retain in the normal course of our business. We have adopted rigorous customer information safeguard programs and “red flag” policies to assist us in maintaining customer privacy.

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

Marketing

Our marketing strategy takes a two-pronged approach that focuses strongly on our individual businesses to capitalize on our local branding, as well as corporate programs and web presence that allows us to leverage our scale and parent brands. We also make it a point to align ourselves with the marketing implemented by our OEM partners for their respective brands and integrate those initiatives and resources across our businesses.

The central core of our strategy revolves around a data driven approach that combines key metrics and trends from industry and consumer studies, our customer relations management systems and performance data from our businesses. This approach emphasizes objectivity and transparency in our marketing efforts and allows us to produce return on investment metrics to gauge our success.

Our dealerships have strong local brand and name recognition and are respected in their local communities. As such, we focus our efforts on our individual businesses to capitalize on their strong local reputation with a mix of traditional and digital marketing practices. To supplement local marketing, we also run corporate initiatives to link our local businesses to leverage our scale and parent brand recognition.

Parallel to our own initiatives, manufacturers supplement our efforts through advertising and financing campaigns that promote their respective brands. We leverage manufacturer efforts by focusing on common marketing metrics and aligning our initiatives with the manufacturer to create a strong and consistent message for our customers.

We leverage our scale by using consistent performance metrics across the group to identify best practices and areas for improvement and we negotiate enterprise arrangements for key marketing providers. We also utilize a single, unified customer relationship management tool in the U.S. in order to enhance and control customer communication, provide visibility into our sales pipeline and track return on investment for lead sources across the group.

Consistent with our data-driven approach, as consumers have continued to shift towards digital platforms for their buying process, we have adjusted our marketing strategy to place an even stronger emphasis on the Internet and digital media; however, where appropriate, we continue to utilize traditional marketing avenues in select markets, including targeted newspaper, direct mail, magazine, television, and radio advertising.

In order to attract customers and enhance our customer service, each of our dealerships maintains its own website storefront. All of our dealership websites employ consistent functionality and design formats while ensuring standards and requirements are met for each manufacturer. This allows us to minimize costs and benefit from consistent processes across our dealerships.

In addition to the individual website storefronts, we advertise our U.S. and U.K. automotive retail new and pre-owned vehicle inventory online through PenskeCars.com and Sytner.co.uk, respectively. These websites are designed to make it easy for consumers, employees and partners to view and compare on average over 50,000 new, certified and pre-owned vehicles. These sites, together with our dealership websites, provide consumers a simple method to schedule maintenance and repair services at their local Penske Automotive Group dealership and view extensive vehicle information, including photos, prices, promotions, videos and third party vehicle history reports for pre-owned vehicles.  Customers may also download our PenskeCars.com app to access our vehicle inventory, contact dealers and schedule service at their convenience. The manufacturers’ websites, in addition to our corporate websites, serve as lead generating tools to our dealerships. In the U.K., manufacturers also provide a website for the dealership.

We constantly strive to build and optimize our online presence across multiple platforms in order to drive organic and high quality traffic to our business. By focusing on social media, search engine management, video, reputation management and online chat, we proactively optimize all avenues of digital customer engagement. As an example, each of our dealerships maintains a Facebook property to bring in new customers to our dealership, focus on community involvement and enhance repeat and referral business. We also leverage our corporate social media efforts and partners to benefit our dealerships and create a strong sense of community. Most importantly, once our clients have reached us, the content that we serve our customers is tailored to their method of engagement with us, the device they are using and their specific requests where applicable.

In Australia and New Zealand, we market our commercial vehicles and other products principally through our network of dealership and service locations, supported by corporate level marketing efforts. We separate our marketing by brand in Australia. We market to customers at various trade shows and other industry events in Australia and New Zealand, which presents the opportunity to approach fleet managers with new products and offerings. We also employ racing and other local sponsorships to generate brand awareness in our markets. Our Internet marketing leverages manufacturer websites supplemented by our brand specific websites to promote our brands. Furthermore, in Australia, we and our dealers advertise available pre-owned commercial vehicle inventory online through pensketrucks.com.au. This website is designed to make it easy for customers to view and compare on average 150 certified and pre-owned commercial vehicles and make contact with the relevant dealership.  It provides another point of contact for customers to engage with the Penske brands in Australia. We also rely on our dealerships and service locations to market to local customers, though we typically assign a regional sales manager to oversee local dealer marketing efforts.

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

With respect to our commercial vehicle distribution operations in Australia and New Zealand, we are party to distributor agreements with each manufacturer of products we distribute pursuant to which we are the distributor of these products in those countries and nearby markets. The agreements govern all aspects of our distribution rights, including sales and service activities, service and warranty terms, use of intellectual property, promotion and advertising provisions, pricing and payment terms, and indemnification requirements.  The agreement with Western Star expires in 2025, the agreement with MTU expires in 2024 and the agreement with Detroit Diesel expires in 2025. We also are party to shipping agreements with respect to importing those products. For each of our dealers, we have signed a franchise agreement with terms that set forth the dealer’s obligations with respect to the sales and servicing of these vehicles.

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

The automotive and truck retail industry is currently served by franchised dealerships, independent used vehicle dealerships and individual consumers who sell used vehicles in private transactions. For new vehicle sales, we compete primarily with other franchised dealers in each of our marketing areas, relying on our premium facilities, superior customer service, advertising and merchandising, management experience, sales expertise, reputation and the location of our dealerships to attract and retain customers. Each of our markets may include a number of well-capitalized competitors, including in certain instances dealerships owned by manufacturers and national and regional retail chains. In our retail commercial truck dealership operations, we compete with other manufacturers and retailers of medium and heavy-duty trucks such as Ford, International Kenworth, Mack, Peterbilt and Volvo. We also compete with dealers that sell the same brands of new vehicles that we sell and with dealers that sell other brands of new vehicles that we do not represent in a particular market. Our new vehicle dealership competitors have franchise agreements which give them access to new vehicles on the same terms as us. Automotive dealers also face competition in the sale of new vehicles from purchasing services and warehouse clubs. With respect to arranging financing for our customers’ vehicle purchases, we compete with a broad range of financial institutions such as banks and local credit unions.

For used vehicle sales, we compete in a highly fragmented market which sells more than 40 million units annually through other franchised dealers, independent used vehicle dealers, automobile rental agencies, purchasing services, private parties and used vehicle “superstores” for the procurement and resale of used vehicles. We compete with other franchised dealers to perform warranty repairs, and with other dealers, franchised and non-franchised service center chains, and independent garages for non-warranty repair and routine maintenance business. We compete with other dealers, franchised and independent aftermarket repair shops, and parts retailers in our parts operations. We believe that the principal factors consumers consider when determining where to purchase vehicle parts and service are price, the use of factory-approved replacement parts, facility location, the familiarity with a manufacturer’s brands and the quality of customer service. A number of regional or national chains offer selected parts and services at prices that may be lower than our prices.

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

Commercial Vehicle Distribution. With respect to our commercial vehicle distribution operations in Australia and New Zealand, we compete with manufacturers, distributors, and retailers of other vehicles and products in our markets. The brands we represent in Australia hold an 8.1% market share in the Australian heavy-duty truck market, and a 5.6% market share in New Zealand.

PTL. As an alternative to using PTL’s full-service truck leasing or contract maintenance services, PTL believes that most potential customers perform some or all of these services themselves. They may also purchase similar or alternative services from other third-party vendors. PTL’s full-service truck leasing operations compete with companies providing similar services on a national, regional and local level. PTL’s contract maintenance offering competes primarily with truck and trailer manufacturers and independent dealers who provide maintenance services. Its commercial and consumer rental operations compete with several other nationwide truck rental systems, a large number of truck leasing and rental companies with multiple branches operating on a regional basis, and many similar companies operating primarily on a local basis. Its logistics business competes with other dedicated logistics providers, transportation management businesses, freight brokers, warehouse providers and truckload carriers on a national, regional and local level, as well as with the internal supply chain functions of prospective customers who rely on their own resources for logistics management.

Employees and Labor Relations

As of December 31, 2015, we employed more than 22,000 people, approximately 670 of whom were covered by collective bargaining agreements with labor unions. We consider our relations with our employees to be satisfactory. Our policy is to motivate our key managers through, among other things, variable compensation programs tied principally to local profitability. Due to our reliance on vehicle manufacturers, we may be adversely affected by labor strikes or work stoppages at the manufacturers’ facilities.

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

Our financing activities with customers are subject to truth-in-lending, consumer leasing, equal credit opportunity and similar regulations, as well as motor vehicle finance laws, installment finance laws, insurance laws, usury laws and other installment sales laws. Some jurisdictions regulate finance fees that may be paid as a result of vehicle sales. In recent years, private plaintiffs, state attorneys general and federal agencies in the U.S. have increased their scrutiny of advertising, sales, and finance and insurance activities in the sale and leasing of motor vehicles. As further discussed in “Item 1A. Risk Factors,” the Consumer Finance Protection Bureau has instituted regulatory proceedings which may change the way we are compensated for assisting our customers in obtaining financing, which could result in lower related revenues.

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

The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include the following:

Macro-economic conditions. Our performance is impacted by general economic conditions overall, and in particular by economic conditions in the markets in which we operate. These economic conditions include: levels of new and used vehicle sales, availability of consumer credit, changes in consumer demand, consumer confidence levels, fuel prices, personal discretionary spending levels, interest rates, and unemployment rates. When the worldwide economy faltered and the worldwide automotive industry experienced significant operational and financial difficulties in 2008 and 2009, we were adversely affected, and we expect a similar relationship between general economic and industry conditions and our performance in the future.

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

Brand reputation. Our businesses, and our commercial vehicle operations in particular as those are more concentrated with a particular manufacturer, are impacted by consumer demand and brand preference, including consumers’ perception of the quality of those brands. A decline in the quality and brand reputation of the vehicles or other products we sell or distribute, as a result of events such as manufacturer recalls or legal proceedings, may adversely affect our business. If such events were to occur, the profitability of our business related to those manufacturers could be adversely affected. In September 2015, Volkswagen Group of America, Inc. and Volkswagen AG received notice from the U.S. Environmental Protection Agency, U.S. Department of Justice and the California Air Resources Board informing them that those agencies had determined that some of its 2.0L 4-cylinder TDI diesel vehicles do not comply with applicable emissions regulations. There have been more recent conflicting reports whether similar issues are present in other manufacturers’ vehicles. While VW represents less than 3% of our global sales by revenue, should such non-compliance by the automotive manufacturers prove widespread or be present in a substantial number of vehicles we sell, our business could be adversely affected.

Restructuring, bankruptcy or other adverse conditions affecting a significant automotive manufacturer or supplier. Our success depends on the overall success of the automotive industry generally, and in particular on the success of the brands of vehicles that each of our dealerships sell. In 2015, revenue generated at our BMW/MINI, Audi/Volkswagen/Porsche/Bentley, Toyota/Lexus/Scion, and Mercedes-Benz/Sprinter/smart dealerships represented 27%, 22%, 15%, and 10%, respectively, of our total automotive dealership revenues. Significant adverse events, such as the earthquake and tsunami that struck Japan in March 2011 and resulted in reduced new vehicle production by Japanese automotive manufacturers in 2011, or other future events that interrupt vehicle or parts supply to our dealerships, would likely have a significant and adverse impact on the industry as a whole, including us, particularly if the events impact any of the manufacturers whose franchises generate a significant percentage of our revenue.

Manufacturer incentive programs. Vehicle manufacturers offer incentive programs intended to promote and support vehicle sales. These incentive programs include but are not limited to customer rebates, dealer incentives on new vehicles, manufacturer floor plan interest and advertising assistance, and warranties on new and used vehicles. A discontinuation of or change to the manufacturers’ incentive programs may adversely impact vehicle demand, the value of new and used vehicles, and materially affect our results of operations.

Our business is very competitive. We generally compete with: other franchised dealerships in our markets; private market buyers and sellers of used vehicles; Internet-based vehicle brokers; national and local service and repair shops and parts retailers; with respect to commercial vehicles, distributors of similar products; and manufacturers in certain markets. Purchase decisions by consumers when shopping for a vehicle are extremely price sensitive. The level of competition in the market generally, coupled with increasing price transparency resulting from increased use of the Internet by consumers, and pricing discounts to customers, can lead to lower selling prices and related profits. If there is a prolonged drop in retail prices, new vehicle sales are allowed to be made over the Internet without the involvement of franchised dealers, or if dealerships are able to effectively use the Internet to sell outside of their markets, our business could be materially adversely affected.

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

Leverage.  Our significant debt and other commitments expose us to a number of risks, including:

Cash requirements for debt and lease obligations. A significant portion of the cash flow we generate must be used to service the interest and principal payments relating to our various financial commitments, including $3.4 billion of floor plan notes payable, $1.3 billion of non-vehicle long-term debt and $5.1 billion of future lease commitments (including extension periods that are reasonably assured of being exercised and assuming constant consumer price indices). A sustained or significant decrease in our operating cash flows could lead to an inability to meet our debt service or lease requirements or to a failure to meet specified financial and operating covenants included in certain of our agreements. If this were to occur, it may lead to a default under one or more of our commitments and potentially the acceleration of amounts due, which could have a significant and adverse effect on us.

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

Performance of sublessees. In connection with the sale, relocation and closure of certain of our franchises, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties in 2015 totaled approximately $23.7 million. In the aggregate, we remain ultimately liable for approximately $248.2 million of such lease payments including payments relating to all available renewal periods. We rely on our sub-tenants to pay the rent and maintain the properties covered by these leases. In the event a subtenant does not perform under the terms of their lease with us, we could be required to fulfill such obligations, which could have a significant and adverse effect on us.

Information technology. Our information systems are fully integrated into our operations and we rely on them to operate effectively, including with respect to: electronic communications and data transfer protocols with manufacturers and other vendors; customer relationship management; sales and service scheduling; data storage; and financial and operational reporting. The majority of our systems are licensed from third parties, the most significant of which are provided by a limited number of suppliers in the U.S., U.K. and Australia. The failure of our information systems to perform as designed, the failure to protect the integrity of these systems, or the interruption of these systems due to natural disasters, power loss or other reasons, could disrupt our business operations, impact sales and results of operations, expose us to customer or third-party claims, or result in adverse publicity.

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

The success of our commercial vehicle distribution businesses are directly impacted by availability and demand for the vehicles and other products we distribute. We are the exclusive distributor of Western Star commercial trucks, MAN commercial trucks and buses, and Dennis Eagle refuse collection vehicles, together with associated parts across Australia, New Zealand and portions of the Pacific. We are also the distributor of diesel and gas engines and power systems in these same markets. The profitability of these businesses depends upon the number of vehicles, engines, power systems and parts we distribute, which in turn is impacted by demand for these products. We believe demand is subject to general economic conditions, exchange rate fluctuations, regulatory changes, competitiveness of the products and other factors over which we have limited control. In the event sales of these products are less than we expect, our related results of operations and cash flows for this aspect of our business may be materially adversely affected. The products we distribute are principally manufactured at a limited number of locations. In the event of a supply disruption or if sufficient quantities of the vehicles, engines, power systems and parts are not made available to us, or if we accept these products and are unable to economically distribute them, our cash flows or results of operations may be materially adversely affected.

Australian economic conditions.  Our commercial vehicle distribution operations in Australia and New Zealand may be impacted by local economic conditions and in particular, the price of commodities such as copper and iron ore which may impact the desire of our customers to operate their mining operations and replace their vehicle fleets. Adverse pricing concerns of those, and other commodities, may have a material adverse effect on our ability to distribute, and/or retail, commercial vehicles and other products profitably. These same conditions may also negatively impact the value of the Australian dollar versus the U.S. dollar, which negatively impacts our U.S. dollar reported financial results and the pricing of products sold by Penske Commercial Vehicles, which are manufactured in the U.S.

International and foreign currency risk. We have significant operations outside the U.S. that expose us to changes in foreign exchange rates and to the impact of economic and political conditions in the markets where we operate. As exchange rates fluctuate, our results of operations as reported in U.S. dollars fluctuate. For example, if the U.S. dollar were to continue to strengthen against the U.K. pound, our U.K. results of operations would translate into less U.S. dollar reported results. Any significant or prolonged increase in the value of the U.S. dollar, particularly as compared to the U.K. pound, could result in a significant and adverse effect on our reported results.

Joint ventures. We have significant investments in a variety of joint ventures, including automotive retail operations in Germany and Spain, and a 9.0% ownership interest in PTL. We expect to receive annual operating distributions from each such venture. These benefits may not be realized if the joint ventures do not perform as expected, or if changes in tax, financial or regulatory requirements negatively impact the results of the joint venture operations. Our ability to dispose of these investments may be limited.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act established the Consumer Finance Protection Bureau (the “CFPB”), a consumer financial protection agency with broad regulatory powers. Although automotive dealers are generally excluded from the CFPB’s regulatory authority, the CFPB influences automotive financing through its regulation of automotive finance companies and other financial institutions. The CFPB has issued regulatory guidance instructing our consumer finance lenders to monitor dealer loans for potential discrimination resulting from the system used to compensate dealers for assisting in the customer financing transaction. The CFPB has instructed lenders that if discrimination is found, and not cured on a timely basis, then the lender must change the way it compensates dealers.  Recently several lenders have modified their dealer compensation methodologies. We cannot predict at this time the outcome of this regulatory initiative by the CFPB. In addition, the CFPB has announced its future intention to regulate the sale of other finance and insurance products. A similar agency in the U.K., the Financial Conduct Authority, is also regulating consumer finance and insurance operations. If any of these initiatives restrict our ability to generate revenue from arranging financing for our customers or selling customers additional products, we could be adversely affected.

Recalls. Legislative and regulatory bodies from time to time have considered laws or regulations that would prohibit companies from renting or selling any vehicle that is subject to a recall until the recall service is performed. Whether any such prohibition may be enacted, and its ultimate scope, cannot be determined at this time. If a law or regulation is enacted that prevents the sale of vehicles until recall service has been performed, we could be required to reserve a significant portion of our vehicles from being available for sale for even a minor recall unrelated to vehicle safety. In addition, various manufacturers have issued stop sale notices in relation to certain recalls that require that we retain vehicles until the recall can be performed. For certain airbag recalls, these required parts are currently unavailable. While servicing recall vehicles yields parts and service revenue to us, the inability to sell a significant portion of our vehicles could increase our costs and have an adverse effect on our results of operations if a large number of our vehicles are the subject of simultaneous recalls, or if needed replacement parts are not in adequate supply.

Vehicle requirements. Federal and state governments in our markets have increasingly placed restrictions and limitations on the vehicles sold in the market in an effort to combat perceived negative environmental effects. For example, in the U.S., automotive manufacturers are subject to federally mandated corporate average fuel economy standards which will increase substantially through 2025. Furthermore, numerous states, including California, have adopted or are considering regulations requiring the sale of specified numbers of zero-emission vehicles. Significant increases in fuel economy requirements and new federal or state restrictions on emissions on vehicles and fuels in the U.S. could adversely affect prices of and demand for the new vehicles that we sell. With respect to our retail commercial truck dealerships, stricter fuel consumption and emissions standards have been enacted for model year 2014 through 2018 heavy-duty trucks. Similar tighter standards have been proposed for later years.  These and other new standards may adversely affect the prices of and demand for the trucks that we sell.

Franchise laws in the U.S. In the U.S., state law generally provides protections to franchised vehicle dealers from discriminatory practices by manufacturers and from unreasonable termination or non-renewal of their franchise agreements. In a recent forum, the U.S. Federal Trade Commission questioned the efficacy of these laws. If these franchise laws are repealed or amended, manufacturers may have greater flexibility to terminate or not renew our franchises. Franchised automotive dealers in the European Union operate without such protections.

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

Related parties.  Our two largest stockholders, Penske Corporation and its affiliates (“Penske Corporation”) and Mitsui & Co. and its affiliates (“Mitsui”), together beneficially own approximately 52% of our outstanding common stock. The presence of such significant shareholders results in several risks, including:

Our principal stockholders have substantial influence. Penske Corporation and Mitsui have entered into a stockholders agreement pursuant to which they have agreed to vote together as to the election of our directors. As a result, Penske Corporation has the ability to control the composition of our Board of Directors, which may allow it to control our affairs and business. This concentration of ownership, coupled with certain provisions contained in our agreements with manufacturers, our certificate of incorporation, and our bylaws, could discourage, delay or prevent a change in control of us.

Some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests. Roger Penske, our Chairman and Chief Executive Officer and a director, and Robert Kurnick, Jr., our President and a director, hold the same offices at Penske Corporation. Each of these officers is paid much of their compensation by Penske Corporation. The compensation they receive from us is based on their efforts on our behalf, however, they are not required to spend any specific amount of time on our matters. One of our directors, Greg Penske, is the son of our Chairman and also serves as a director of Penske Corporation. Roger Penske also serves as Chairman at Penske Truck Leasing, for which he is compensated by PTL.

Penske Corporation has pledged its shares of common stock to secure a loan facility. Penske Corporation has pledged all of its shares of our common stock as collateral to secure a loan facility. A default by Penske Corporation could result in the foreclosure on those shares by the lenders, after which the lenders could attempt to sell those shares on the open market or to a third party. Any such change in ownership and/or sale could materially impact the market price of our common stock. See below “Penske Corporation ownership levels.”

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We lease or sublease substantially all of our dealership properties and other facilities. These leases are generally for a period of between 5 and 20 years, and are typically structured to include renewal options at our election. We lease office space in Bloomfield Hills, Michigan, Leicester, England and Brisbane, Australia for our principal administrative headquarters and other corporate related activities. We believe that our facilities are sufficient for our needs and are in good repair.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “PAG.” As of February 16, 2016, there were 175 holders of record of our common stock. The following table sets forth the high and low sales prices and quarterly dividends per share for our common stock as reported on the New York Stock Exchange Composite Tape during each quarter of 2015 and 2014.

	High	Low	Dividend
2014:
First Quarter	$47.08	$39.78	$0.18
Second Quarter	49.86	41.05	0.19
Third Quarter	51.44	40.56	0.20
Fourth Quarter	50.71	36.36	0.21
2015:
First Quarter	$52.70	$46.01	$0.22
Second Quarter	54.14	48.09	0.23
Third Quarter	54.39	43.39	0.24
Fourth Quarter	51.84	41.30	0.25

Dividends

In addition to the dividends noted above, we have announced the payment of a dividend of $0.26 per share to be paid on March 1, 2016 to shareholders of record as of February 10, 2016. Future cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions imposed by any then-existing indebtedness and other factors considered relevant by our Board of Directors. In particular, our U.S. credit agreement and the indentures governing our 5.75% and 5.375% senior subordinated notes contain, and any future indenture that governs any notes which may be issued by us may contain, certain limitations on our ability to pay dividends. Refer to the disclosures provided in Part II, Item 8, Note 9 of the Notes to our Consolidated Financial Statements set forth below for a detailed description of our long-term debt obligations. We are a holding company whose assets consist primarily of the direct or indirect ownership of the capital stock of our operating subsidiaries. Consequently, our ability to pay dividends is dependent upon the earnings of our subsidiaries and their ability to distribute earnings and other advances and payments to us.

Securities Repurchases

In the fourth quarter of 2015, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities to $200.0 million. We previously had $109.0 million in repurchase authorization. For further information with respect to repurchases of our shares by us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Securities Repurchases” on page 46.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
October 1 to October 31, 2015	—	$—	—	$136.0
November 1 to November 30, 2015	571,313	$47.17	571,313	$109.0
December 1 to December 31, 2015	—	$—	—	$200.0
	571,313		571,313

SHARE INVESTMENT PERFORMANCE

The following graph compares the cumulative total stockholder returns on our common stock based on an investment of $100 on December 31, 2010 and the close of the market on December 31 of each year thereafter against (i) the Standard & Poor’s 500 Index and (ii) an industry/peer group consisting of Asbury Automotive Group, Inc., AutoNation, Inc., Group 1 Automotive, Inc., Lithia Motors, Inc., and Sonic Automotive, Inc. The graph assumes the reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Penske Automotive Group, Inc., the S&P 500 Index  and a Peer Group

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	Cumulative Total Return
	12/10	12/11	12/12	12/13	12/14	12/15
Penske Automotive Group, Inc.	100.00	111.87	178.03	283.94	300.57	264.14
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
Peer Group	100.00	128.39	153.50	204.91	255.79	249.94

Item 6.  Selected Financial Data

The following table sets forth our selected historical consolidated financial and other data as of and for each of the five years in the period ended December 31, 2015, which has been derived from our audited consolidated financial statements. During the periods presented, we made a number of acquisitions and have included the results of operations of the acquired dealerships from the date of acquisition. As a result, our period to period results of operations vary depending on the dates of the acquisitions. Accordingly, this selected financial data is not necessarily comparable or indicative of our future results. During the periods presented, we also sold or made available for sale certain entities which have been treated as discontinued operations in accordance with generally accepted accounting principles.  You should read this selected consolidated financial data in conjunction with our audited consolidated financial statements and related footnotes included elsewhere in this report.

	As of and for the Years Ended December 31,
	2015	2014 (1)	2013	2012 (2)	2011 (3)
	(In millions, except share and per share data)
Consolidated Statement of Operations Data:
Total revenues	$19,284.9	$17,232.0	$14,482.5	$12,944.1	$10,935.6
Gross profit	$2,867.5	$2,579.2	$2,201.0	$1,979.9	$1,732.4
Income from continuing operations attributable to Penske Automotive Group common stockholders (4)	$329.6	$301.4	$247.0	$194.2	$172.3
Net income attributable to Penske Automotive Group common stockholders	$326.1	$286.7	$244.2	$185.5	$176.9
Diluted earnings per share from continuing operations attributable to Penske Automotive Group common stockholders	$3.67	$3.34	$2.73	$2.15	$1.89
Diluted earnings per share attributable to Penske Automotive Group common stockholders	$3.63	$3.17	$2.70	$2.05	$1.94
Shares used in computing diluted share data	89,759,626	90,354,839	90,330,621	90,342,315	91,274,132
Balance Sheet Data:
Total assets	$8,022.7	$7,228.2	$6,415.5	$5,379.0	$4,499.4
Total floor plan notes payable	$3,379.6	$2,746.4	$2,579.7	$2,095.4	$1,619.1
Total debt (excluding floor plan notes payable)	$1,284.3	$1,353.2	$996.8	$913.9	$850.2
Total equity attributable to Penske Automotive Group common stockholders	$1,790.2	$1,652.8	$1,504.4	$1,304.2	$1,145.1
Cash dividends per share	$0.94	$0.78	$0.62	$0.46	$0.24

(1)

Includes a gain of $16.0 million ($9.7 million after tax), or $0.10 per share, relating to the revaluation at fair value of a previously held noncontrolling interest in PTG, of which we acquired a controlling interest in November 2014.

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

(4)

Excludes income from continuing operations attributable to non-controlling interests of $4.3 million, $3.4 million, $1.5 million, $1.7 million, and $1.4 million in 2015, 2014, 2013, 2012, and 2011, respectively.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in Item 1A. “Risk Factors” and “Forward-Looking Statements.” We have acquired and initiated a number of businesses during the periods presented and addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the revision of our financial statements for entities which have been treated as discontinued operations.

Overview

We are an international transportation services company that operates automotive and commercial truck dealerships principally in the United States and Western Europe, and distributes commercial vehicles, diesel engines, gas engines, power systems and related parts and services principally in Australia and New Zealand. We employ more than 22,000 people worldwide.

In 2015, our business generated $19.3 billion in total revenue, which is comprised of $17.9 billion from retail automotive dealerships, $944.1 million from retail commercial truck dealerships and $444.5 million from commercial vehicle distribution and other operations.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $17.9 billion in total retail automotive dealership revenue we generated in 2015. As of December 31, 2015, we operated 355 automotive retail franchises, of which 181 franchises are located in the U.S. and 174 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In 2015, we retailed and wholesaled more than 523,000 vehicles. We are diversified geographically, with 61% of our total retail automotive dealership revenues in 2015 generated in the U.S. and Puerto Rico and 39% generated outside the U.S. We offer over 40 vehicle brands, with 72% of our retail automotive dealership revenue in 2015 generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offer a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products. In September 2015, we acquired an additional 10% interest in one of our German automotive dealership joint ventures, which gave us a controlling interest. As a result, these dealerships are now consolidated in our financial results.

Retail automotive dealerships represented 92.8% of our total revenues and 91.0% of our total gross profit in 2015.

Retail Commercial Truck Dealership. In November 2014, we acquired a controlling interest in a heavy and medium duty truck dealership group located primarily in Texas and Oklahoma, which we renamed Premier Truck Group (“PTG”). During 2015, we acquired an additional 5% of PTG bringing our total ownership interest to 96%. Prior to the 2014 transaction, we held a 32% interest in PTG and accounted for this investment under the equity method.

PTG operates fourteen locations, including ten full-service dealerships offering primarily Freightliner and Western Star branded trucks. Two of these locations, Chattanooga and Knoxville, were acquired in February 2015. PTG also offers a full range of used trucks available for sale as well as service and parts departments, many of which are open 24 hours a day, seven days a week.

This business represented 4.9% of our total revenues and 5.1% of our total gross profit in 2015.

Commercial Vehicle Distribution. We are the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts across Australia, New Zealand and portions of the Pacific. This business, known as Penske Commercial Vehicles Australia, distributes commercial vehicles and parts to a network of more than 70 dealership locations, including three company-owned retail commercial vehicle dealerships.

In October 2014, we acquired MTU Detroit Diesel Australia Pty Ltd., a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Mercedes-Benz Industrial, Allison Transmission and MTU Onsite Energy. We have renamed this business Penske Power Systems. Penske Power Systems offers products across the on- and off-highway markets in Australia, New Zealand and portions of the Pacific and supports full parts and aftersales service through a network of branches, field locations and dealers across the region. The on-highway portion of this business complements our existing Penske Commercial Vehicles distribution business.

These businesses represented 2.2% of our total revenues and 3.8% of our total gross profit in 2015.

Penske Truck Leasing. We hold a 9.0% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation and supply chain services. PTL operates and maintains more than 220,000 vehicles and serves customers in North America, South America, Europe, Australia and Asia and is one of the largest purchasers of commercial trucks in North America. Product lines include full-service truck leasing, contract maintenance, commercial and consumer truck rentals, used truck sales, transportation and warehousing management and supply chain management solutions. In March 2015, Mitsui & Co. purchased a 20% ownership interest in PTL from General Electric Capital Corporation (“GECC”). PTL is currently owned 41.1% by Penske Corporation, 9.0% by us, 29.9% by GECC and 20.0% by Mitsui & Co. We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other investments.

Outlook

Please see the discussion provided under “Outlook” in Part I, Item 1 for a discussion of our outlook in our markets.

Operating Overview

Automotive and commercial truck dealerships represent the majority of our results of operations. New and used vehicle revenues include sales to retail customers and to leasing companies providing consumer leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, sales of third-party insurance policies, commissions relating to the sale of finance and lease contracts to third parties and the sales of certain other products. Service and parts revenues include fees paid by customers for repair, maintenance and collision services, and the sale of replacement parts and other aftermarket accessories as well as warranty repairs that are reimbursed directly by various OEMs.

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

Aggregate revenue and gross profit increased $2,052.9 million, or 11.9%, and $288.3 million, or 11.2%, respectively,  during 2015 compared to 2014. The increases are largely attributable to same-store increases in new and used vehicle, finance and insurance and service and parts revenue and gross profit,  in addition to our acquisitions of PTG and Penske Power Systems in the fourth quarter of 2014. Additionally, as exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to strengthen against the U.S. Dollar, our U.K. results of operations would translate into more U.S. Dollar reported results. The British Pound weakened against the U.S. Dollar by 7.2% during 2015, which negatively impacted our reported results of operations. Foreign currency fluctuations decreased revenue and gross profit by $703.8 million and $103.4 million, respectively, in 2015. Foreign currency fluctuations also reduced earnings per share from continuing operations by approximately $0.14 per share in 2015. Excluding the impact of foreign currency fluctuations, revenue and gross profit increased 16.0%  and 15.2%, respectively, in 2015.

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

Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories that is secured by those vehicles. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing and includes interest relating to our retail commercial truck dealership and commercial vehicle distribution operations. The cost of our variable rate indebtedness is based on the prime rate, defined London Interbank Offered Rate (“LIBOR”), the Bank of England Base Rate, the Finance House Base Rate, the Euro Interbank Offered Rate, or the Australian or New Zealand Bank Bill Swap Rate (“BBSW”). Our floor plan interest expense decreased in 2015 primarily as a result of the expiration of our interest rate swaps. Our other interest expense increased during 2015 primarily due to an increased level of borrowing relating to the issuance of our $300.0 million 5.375% senior subordinated notes in November 2014.

Equity in earnings of affiliates represents our share of the earnings from our investments in joint ventures and other non-consolidated investments, including PTL.

During the first quarter of 2015, we divested our car rental business that included Hertz car rental franchises in the Memphis, Tennessee market and certain markets throughout Indiana in light of our perceived inability to grow that business. The results of operations of our car rental business are included in discontinued operations for the years ended December 31, 2015, 2014, and 2013.

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

Revenue Recognition

Dealership Vehicle, Parts and Service Sales. We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is completed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenue). During 2015, 2014, and 2013, we earned $628.9 million, $592.5 million, and $498.9 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $611.7 million, $578.2 million, and $485.8 million, respectively, was recorded as a reduction of cost of sales. The remaining $17.2 million, $14.3 million, and $13.1 million, was recorded as a reduction of selling, general and administrative expenses during 2015, 2014, and 2013, respectively.

Dealership Finance and Insurance Sales. Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $23.8 million and $25.8 million as of December 31, 2015 and 2014, respectively.

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

Goodwill impairment is assessed at the reporting unit level annually on October 1 and upon the occurrence of an indicator of impairment. Our operations are organized by management into operating segments by line of business and geography. We have determined that we have three reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations, (ii) Retail Commercial Truck, consisting of our U.S. retail commercial truck dealership operations, and (iii) Other, consisting of our commercial vehicle and power systems distribution operations and our other investments in non-automotive operations. We have determined that the dealerships in each of our operating segments within the Retail Automotive reportable segment are components that are aggregated into four geographical reporting units for the purpose of goodwill impairment testing, as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals), and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The geographic reporting units are Eastern, Central, and Western United States and International. Our Retail Commercial Truck reportable segment has been determined to represent one operating segment and reporting unit. The goodwill included in our Other reportable segment relates primarily to our commercial vehicle distribution operating segment.

For our Retail Automotive reporting units, we prepare a qualitative assessment of the carrying value of goodwill using the criteria in ASC 350-20-35-3 to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. If it were determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, additional analysis would be unnecessary. During 2015, we concluded that it was not more likely than not that any of the retail automotive reporting units’ fair values were less than their carrying amount. If additional impairment testing was necessary, we would have estimated the fair value of our reporting units using an “income” valuation approach. The “income” valuation approach estimates our enterprise value using a net present value model, which discounts projected free cash flows of our business using the weighted average cost of capital as the discount rate. In connection with this process, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization. We believe this reconciliation process is consistent with a market participant perspective. This consideration would also include a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest, and other significant assumptions including revenue and profitability growth, franchise profit margins, residual values and the cost of capital.

For our Retail Commercial Truck and Other reportable segments, we performed our initial impairment test by comparing the estimated fair value of each reporting unit with its carrying value. We estimated the fair value of these reporting units using an “income” valuation approach, as described above. We concluded that the fair value of each of these reporting units exceeded its carrying value.

Investments

We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $336.4 million and $352.8 million as of December 31, 2015 and 2014, respectively, including $290.6 million relating to PTL as of December 31, 2015. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment is identified, management estimates the fair value of the investment using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, profit margins and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value.

Self-Insurance

We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, vehicle physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $26.4 million and $24.6 million as of December 31, 2015 and 2014, respectively. Changes in the reserve estimate during 2015 relate primarily to our workers’ compensation program.

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

We do not provide for U.S. taxes relating to undistributed earnings or losses of our non-U.S. subsidiaries. Income from continuing operations before income taxes of non-U.S. subsidiaries (which subsidiaries are predominately in the U.K.) was $182.5 million, $170.6 million, and $134.7 million during 2015, 2014, and 2013, respectively. We believe these earnings will be indefinitely reinvested in the companies that produced them. At December 31, 2015, we have not provided U.S. federal income taxes on a temporary difference of $790.0 million related to the excess of financial reporting basis over tax basis in our non-U.S. subsidiaries.

Classification in Continuing and Discontinued Operations

We classify the results of our operations in our consolidated financial statements based on generally accepted accounting principles relating to discontinued operations, which requires judgments, including whether a business will be divested, the period required to complete the divestiture, the likelihood of changes to the divestiture plans, and whether the divestiture represents a strategic shift that has, or will have, a major impact on our operations. If we determine that a business should be either reclassified from continuing operations to discontinued operations or from discontinued operations to continuing operations, our consolidated financial statements for prior periods are revised to reflect such reclassification.  Refer to the disclosures provided in Part II, Item 8, Note 4 of the Notes to our Consolidated Financial Statements for a detailed description of the factors we consider for classification in discontinued operations.

Recent Accounting Pronouncements

Please see the disclosures provided under “Recent Accounting Pronouncements” in Part II, Item 8, Note 1 of the Notes to our Consolidated Financial Statements set forth below which are incorporated by reference herein.

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

2015 compared to 2014 and 2014 compared to 2013 (in millions, except unit and per unit amounts)

Our results for 2014 include a gain of $16.0 million ($9.7 million after-tax), or $0.10 per share, relating to the revaluation at fair value of a previously held noncontrolling interest in PTG, of which we acquired a controlling interest in November 2014.

Retail Automotive Dealership New Vehicle Data

(In millions, except unit and per unit amounts)

			2015 vs. 2014				2014 vs. 2013
New Vehicle Data	2015	2014	Change	% Change	2014	2013	Change	% Change
New retail unit sales	233,524	216,609	16,915	7.8%	216,609	195,566	21,043	10.8%
Same-store new retail unit sales	223,692	213,798	9,894	4.6%	205,620	194,004	11,616	6.0%
New retail sales revenue	$9,208.9	$8,698.8	$510.1	5.9%	$8,698.8	$7,528.2	$1,170.6	15.5%
Same-store new retail sales revenue	$8,917.2	$8,573.0	$344.2	4.0%	$8,259.7	$7,461.2	$798.5	10.7%
New retail sales revenue per unit	$39,434	$40,159	$(725)	(1.8)%	$40,159	$38,494	$1,665	4.3%
Same-store new retail sales revenue per unit	$39,864	$40,099	$(235)	(0.6)%	$40,170	$38,459	$1,711	4.4%
Gross profit — new	$706.9	$674.6	$32.3	4.8%	$674.6	$580.7	$93.9	16.2%
Same-store gross profit — new	$676.5	$666.5	$10.0	1.5%	$641.8	$574.9	$66.9	11.6%
Average gross profit per new vehicle retailed	$3,027	$3,115	$(88)	(2.8)%	$3,115	$2,969	$146	4.9%
Same-store average gross profit per new vehicle retailed	$3,024	$3,117	$(93)	(3.0)%	$3,121	$2,963	$158	5.3%
Gross margin % — new	7.7%	7.8%	(0.1)%	(1.3)%	7.8%	7.7%	0.1%	1.3%
Same-store gross margin % — new	7.6%	7.8%	(0.2)%	(2.6)%	7.8%	7.7%	0.1%	1.3%

Units

Retail unit sales of new vehicles increased from 2014 to 2015, including a  3.1% increase in the U.S. and an 18.5% increase internationally. The increase is due to a 9,894 unit, or 4.6%, increase in same-store new retail unit sales, coupled with a 7,021 unit increase from net dealership acquisitions during the year. Same-store units increased 2.3% in the U.S. and 9.8% internationally due in part to more favorable macro-economic conditions in the U.S. and in the U.K. The overall same-store increase was driven primarily by a 6.4%  increase in our premium brands.

The increase from 2013 to 2014 is due to an 11,616 unit, or 6.0%, increase in same-store new retail unit sales, coupled with a 9,427 unit increase from net dealership acquisitions during the year. Same-store units increased 2.3% in the U.S. and 15.3% internationally due in part to more favorable macro-economic conditions in the U.S. and in the U.K. The overall same-store increase was driven by a 10.3% increase in our premium brands.

Overall, we believe our premium, volume non-U.S., and domestic brands are being positively impacted by improved market conditions including credit availability, pent-up demand, and the introduction of new models.

Revenues

New vehicle retail sales revenue increased from 2014 to 2015 due to a $344.2 million, or 4.0%,  increase in same-store revenues, coupled with a $165.9 million increase from net dealership acquisitions.  Excluding $277.2 million of negative foreign currency fluctuations, same-store new retail revenue increased 7.2%. The same-store revenue increase is due to the increase in same-store new retail unit sales, which increased revenue by $394.4 million, somewhat offset by a $235 per unit decrease in comparative average selling prices per unit (including a $1,239 per unit decrease attributable to negative foreign currency fluctuations), which decreased revenue by $50.2 million.

The increase from 2013 to 2014 is primarily due to a $798.5 million, or 10.7%, increase in same-store revenues, coupled with a $372.1 million increase from net dealership acquisitions during the year. The same-store revenue increase is due to the increase in same store unit sales, which increased revenue by $466.6 million, coupled with a $1,711 per unit increase in comparative average selling prices per unit, which increased revenue by $331.9 million.

Gross Profit

Retail gross profit from new vehicle sales increased from 2014 to 2015 due to a $10.0 million, or 1.5%,  increase in same-store gross profit, coupled with a $22.3 million increase from net dealership acquisitions during the year.  Excluding $24.5 million of negative foreign currency fluctuations, same-store gross profit increased 5.2%. The increase in same-store gross profit is due to the increase in same-store new retail unit sales, which increased gross profit by $29.9 million, somewhat offset by a $93 per unit decrease in the average gross profit per new vehicle retailed (including a $110 per unit decrease attributable to negative foreign currency fluctuations), which decreased gross profit by $19.9 million.

The increase from 2013 to 2014 is due to a $66.9 million, or 11.6%,  increase in same-store gross profit, coupled with a $27.0 million increase from net dealership acquisitions during the year. The increase in same-store gross profit is due to the increase in new retail unit sales, which increased gross profit by $36.3 million, coupled with a $158 per unit increase in comparative average selling prices per unit, which increased gross profit by $30.6 million.

Retail Automotive Dealership Used Vehicle Data

(In millions, except unit and per unit amounts)

			2015 vs. 2014				2014 vs. 2013
Used Vehicle Data	2015	2014	Change	% Change	2014	2013	Change	% Change
Used retail unit sales	198,459	182,109	16,350	9.0%	182,109	163,356	18,753	11.5%
Same-store used retail unit sales	189,548	180,155	9,393	5.2%	173,863	161,419	12,444	7.7%
Used retail sales revenue	$5,425.5	$4,971.1	$454.4	9.1%	$4,971.1	$4,201.3	$769.8	18.3%
Same-store used retail sales revenue	$5,233.3	$4,924.9	$308.4	6.3%	$4,777.6	$4,157.1	$620.5	14.9%
Used retail sales revenue per unit	$27,338	$27,297	$41	0.2%	$27,297	$25,718	$1,579	6.1%
Same-store used retail sales revenue per unit	$27,609	$27,337	$272	1.0%	$27,479	$25,753	$1,726	6.7%
Gross profit — used	$328.3	$335.5	$(7.2)	(2.1)%	$335.5	$307.0	$28.5	9.3%
Same-store gross profit — used	$322.4	$332.8	$(10.4)	(3.1)%	$320.3	$303.8	$16.5	5.4%
Average gross profit per used vehicle retailed	$1,654	$1,842	$(188)	(10.2)%	$1,842	$1,879	$(37)	(2.0)%
Same-store average gross profit per used vehicle retailed	$1,701	$1,847	$(146)	(7.9)%	$1,842	$1,882	$(40)	(2.1)%
Gross margin % — used	6.1%	6.7%	(0.6)%	(9.0)%	6.7%	7.3%	(0.6)%	(8.2)%
Same-store gross margin % — used	6.2%	6.8%	(0.6)%	(8.8)%	6.7%	7.3%	(0.6)%	(8.2)%

Units

Retail unit sales of used vehicles increased from 2014 to 2015, including a  1.9% increase in the U.S. and a 23.2% increase internationally. The increase is due to a 9,393 unit, or 5.2%,  increase in same-store retail unit sales, coupled with a 6,957 unit increase from net dealership acquisitions. Same-store units increased 1.4% in the U.S. and 12.8% internationally. The overall same-store increase was driven primarily by a 5.7% increase in premium brands.

The increase from 2013 to 2014 is due to a 12,444 unit, or 7.7%,  increase in same-store new retail unit sales, coupled with a 6,309 unit increase from net dealership acquisitions. Same-store units increased 6.2% in the U.S. and 10.8% internationally. The same-store increases were driven primarily by a 10.4% increase in premium brands.

Overall, we believe that our same-store used vehicle sales are being positively impacted by an increase in trade-in units due to an increase in new unit sales, an increase in lease returns, as well as favorable market conditions.

Revenues

Used vehicle retail sales revenue increased from 2014 to 2015 due to a $308.4 million, or 6.3%,  increase in same-store revenues, coupled with a $146.0 million increase from net dealership acquisitions. Excluding $209.2 million of negative foreign currency fluctuations, same-store used retail revenue increased 10.5%. The same-store revenue increase is due to the increase in same-store used retail unit sales, which increased revenue by $259.4 million, coupled with a  $272 per unit increase in comparative average selling prices (offset by a $1,104 per unit decrease attributable to negative foreign currency fluctuations), which increased revenue by $49.0 million.

The increase from 2013 to 2014 is due to a $620.5 million, or 14.9%,  increase in same-store revenues, coupled with a $149.3 million increase from net dealership acquisitions. The same-store revenue increase is due to the increase in same-store retail unit sales, which increased revenue by $341.9 million, coupled with a $1,726 per unit increase in comparative average selling prices, which increased revenue by $278.6 million.

Gross Profit

Retail gross profit from used vehicle sales decreased from  2014 to 2015 due to a $10.4 million, or 3.1%,  decrease in same-store gross profit, offset by a $3.2 million increase from net dealership acquisitions. Excluding $12.5 million of negative foreign currency fluctuations, same-store gross profit increased 0.6%. The decrease in same-store gross profit is due to a $146 per unit decrease in average gross profit per used vehicle retailed (including a $66 per unit decrease attributable to negative foreign currency fluctuations), which decreased gross profit by  $26.3 million, somewhat offset by the increase in same-store used retail unit sales, which increased gross profit by $15.9 million. We believe the decline in average gross profit per unit and gross margin of used vehicles is due to an increasing availability of lower mileage, late model used vehicles, the relative affordability of new vehicles when compared to used vehicles, and the reduction of manufacturer incentives on used vehicles in the U.K.

The increase from 2013 to 2014 is due to a $16.5 million, or 5.4%,  increase in same-store gross profit, coupled with a $12.0 million increase from net dealership acquisitions. The increase in same-store gross profit is due to the increase in used retail unit sales, which increased gross profit by $22.9 million, somewhat offset by a $40 per unit decrease in average gross profit per used vehicle retailed, which decreased gross profit by $6.4 million.

Retail Automotive Dealership Finance and Insurance Data

(In millions, except unit and per unit amounts)

			2015 vs. 2014				2014 vs. 2013
Finance and Insurance Data	2015	2014	Change	% Change	2014	2013	Change	% Change
Total retail unit sales	431,983	398,718	33,265	8.3%	398,718	358,922	39,796	11.1%
Total same-store retail unit sales	413,240	393,953	19,287	4.9%	379,483	355,423	24,060	6.8%
Finance and insurance revenue	$478.3	$436.0	$42.3	9.7%	$436.0	$370.4	$65.6	17.7%
Same-store finance and insurance revenue	$471.6	$432.2	$39.4	9.1%	$418.5	$368.8	$49.7	13.5%
Finance and insurance revenue per unit	$1,107	$1,093	$14	1.3%	$1,093	$1,032	$61	5.9%
Same-store finance and insurance revenue per unit	$1,141	$1,097	$44	4.0%	$1,103	$1,038	$65	6.3%

Finance and insurance revenue increased from 2014 to 2015 due to a $39.4 million, or 9.1%,  increase in same-store revenues, coupled with a $2.9 million increase from net dealership acquisitions. Excluding $13.0 million of negative foreign currency fluctuations, same-store finance and insurance revenue increased 12.1%. The same-store revenue increase is due to the increase in same-store retail unit sales, which increased revenue by $22.0 million, coupled with an increase in comparative average selling prices per unit, which increased revenue by $17.4 million. Finance and insurance revenue per unit increased 6.6% to $1,123 per unit in the U.S. but decreased 8.5% to $1,077 per unit internationally due primarily to negative foreign currency fluctuations.  Excluding $30 of negative foreign currency fluctuations per unit, finance and insurance revenue per unit was $1,137.  We believe the overall increase is due to our efforts to increase finance and insurance revenue, which include adding resources to drive additional training, product penetration and targeting underperforming locations.

The increase from 2013 to 2014 is due to a $49.7 million, or 13.5%,  increase in same-store revenues, coupled with a $15.9 million increase from net dealership acquisitions. The same-store revenue increase is due to the increase in retail unit sales, which increased revenue by $26.6 million, coupled with an increase in comparative average finance and insurance revenue per unit, which increased revenue by $23.1 million.

Retail Automotive Dealership Service and Parts Data

(In millions)

			2015 vs. 2014				2014 vs. 2013
Service and Parts Data	2015	2014	Change	% Change	2014	2013	Change	% Change
Service and parts revenue	$1,830.7	$1,716.9	$113.8	6.6%	$1,716.9	$1,531.7	$185.2	12.1%
Same-store service and parts revenue	$1,759.6	$1,693.9	$65.7	3.9%	$1,639.2	$1,515.9	$123.3	8.1%
Gross profit — service and parts	$1,084.0	$1,021.6	$62.4	6.1%	$1,021.6	$908.3	$113.3	12.5%
Same-store service and parts gross profit	$1,051.7	$1,008.9	$42.8	4.2%	$982.3	$902.6	$79.7	8.8%
Gross margin % — service and parts	59.2%	59.5%	(0.3)%	(0.5)%	59.5%	59.3%	0.2%	0.3%
Same-store service and parts gross margin %	59.8%	59.6%	0.2%	0.3%	59.9%	59.5%	0.4%	0.7%

Revenues

Service and parts revenue increased from 2014 to 2015, including a  6.6% increase in the U.S. and a 6.8% increase internationally. The overall increase in service and parts revenue is due to a $65.7 million, or 3.9%,  increase in same-store revenues during the year, coupled with a $48.1 million increase from net dealership acquisitions. Excluding $44.9 million of negative foreign currency fluctuations, same-store service and parts revenue increased 6.5%. The increase in same-store revenue is due to a $52.1 million, or 13.9%, increase in warranty revenue, a $10.7 million, or 0.9%, increase in customer pay revenue, a $1.7 million, or 7.4%, increase in vehicle preparation revenue, and a $1.2 million, or 1.0%, increase in body shop revenue.

The increase from 2013 to 2014 is due to a $123.3 million, or 8.1%,  increase in same-store revenues during the year, coupled with a $61.9 million increase from net dealership acquisitions. The increase in same-store revenue is due to an  $81.3 million, or 7.7%, increase in customer pay revenue, a $27.4 million, or 8.1%, increase in warranty revenue, a $12.9 million, or 13.4%, increase in body shop revenue, and a $1.7 million, or 8.2%, increase in vehicle preparation revenue.

We believe that our service and parts business is being positively impacted by increasing units in operation due to increasing new vehicle sales in recent years and increased recall activity as a result of manufacturer initiated programs to correct safety related issues.

Gross Profit

Service and parts gross profit increased from 2014 to 2015 due to a  $42.8 million, or 4.2%,  increase in same-store gross profit during the year, coupled with a $19.6 million increase from net dealership acquisitions. Excluding $26.1 million of negative foreign currency fluctuations, same-store service and parts gross profit increased 6.8%. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $39.3 million, coupled with a 0.4% increase in same-store gross margin percentage, which increased gross profit by $3.5 million. The same-store gross profit increase is composed of a $28.5 million, or 14.7%, increase in warranty gross profit, a $7.7 million, or 4.4%, increase in vehicle preparation gross profit, a $6.3 million, or 1.1%, increase in customer pay gross profit, and a $0.3 million, or 0.4%, increase in body shop gross profit.

The increase from 2013 to 2014 is due to a $79.7 million, or 8.8%,  increase in same-store gross profit, coupled with a $33.6 million increase from net dealership acquisitions. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $73.9 million, coupled with a 0.7% increase in same-store gross margin percentage, which increased gross profit by $5.8 million. The same-store gross profit increase is composed of a

$36.3 million, or 7.1%, increase in customer pay gross profit, a $17.7 million, or 11.7%, increase in vehicle preparation gross profit, a $14.9 million, or 8.5%, increase in warranty gross profit, and a $10.8 million, or 17.9%, increase in body shop gross profit.

Retail Commercial Truck Dealership Data

(In millions, except unit and per unit amounts)

During 2015, Premier Truck Group generated $944.1 million of revenue and $147.0 million of gross profit principally through the retail sale of 6,977 new and used medium and heavy-duty trucks and service and parts sales. Comparative data is not presented, as we acquired a controlling interest in Premier Truck Group in November 2014. From our acquisition date through December 31, 2014, this business generated $125.6 million of revenue and $21.1 million of gross profit principally through the retail sale of 979 new and used medium and heavy-duty trucks and service and parts sales.

New Commercial Truck Data	2015
New retail unit sales	5,864
New retail sales revenue	$572.5
New retail sales revenue per unit	$97,629
Gross profit — new	$26.8
Average gross profit per new truck retailed	$4,576
Gross margin % — new	4.7%

During 2015, Premier Truck Group generated $572.5 million of new commercial truck retail sales revenue and $26.8 million of gross profit through the sale of 5,864 new commercial trucks.

Used Commercial Truck Data	2015
Used retail unit sales	1,113
Used retail sales revenue	$58.7
Used retail sales revenue per unit	$52,775
Gross profit — used	$5.4
Average gross profit per used truck retailed	$4,810
Gross margin % — used	9.2%

During 2015, Premier Truck Group generated $58.7 million of used commercial truck retail sales revenue and $5.4 million of gross profit through the sale of 1,113 used commercial trucks.

Service and Parts Data	2015
Service and parts revenue	$286.0
Gross profit — service and parts	$105.5
Gross margin % — service and parts	36.9%

During 2015, Premier Truck Group generated $286.0 million of service and parts revenue and $105.5 million of gross profit. Premier Truck Group generates service and parts revenue in connection with warranty and customer pay work performed at each of our truck dealerships and through retail sales of parts and accessories. Customer pay work represents approximately 85% of service and parts revenue, largely due to the significant amount of retail parts sold to third parties. We expect the strength of the North American economy coupled with the current strength of the Class 5-8 medium and heavy-duty truck market will favorably impact Premier Truck Group’s service and parts revenue and gross profit.

Commercial Vehicle Distribution Data

Our commercial vehicle distribution business is comprised of our Penske Commercial Vehicles Australia business and our Penske Power Systems business, which we acquired on August 30, 2013 and October 1, 2014, respectively.

Penske Commercial Vehicles Australia generated $233.6 million of revenue and $37.9 million of gross profit in 2015 through the distribution and retail sale of 1,243 vehicles and parts. During 2014, this business generated $387.0 million of revenue and $62.9 million of gross profit through the distribution and retail sale of 1,773 vehicles and parts. We believe the decline in revenue and gross profit from 2014 is attributable in part to difficult macro-economic conditions, the declining price of commodities, and the weakening of the Australian dollar versus the U.S. dollar, including the impact on the products sold by Penske Commercial Vehicles. Penske Power Systems generated $197.9 million of revenue and $72.1 million of gross profit in 2015. From our acquisition date through December 31, 2014, this business generated $52.5 million of revenue and $15.8 million of gross profit.

Selling, General and Administrative

(In millions)

			2015 vs. 2014				2014 vs. 2013
Selling, General and Administrative Data	2015	2014	Change	% Change	2014	2013	Change	% Change
Personnel expense	$1,278.7	$1,133.1	$145.6	12.8%	$1,133.1	$958.8	$174.3	18.2%
Advertising expense	$101.0	$93.7	$7.3	7.8%	$93.7	$80.7	$13.0	16.1%
Rent & related expense	$288.5	$270.7	$17.8	6.6%	$270.7	$247.0	$23.7	9.6%
Other expense	$554.8	$511.1	$43.7	8.6%	$511.1	$425.1	$86.0	20.2%
Total SG&A expenses	$2,223.0	$2,008.6	$214.4	10.7%	$2,008.6	$1,711.6	$297.0	17.4%
Same-store SG&A expenses	$1,993.2	$1,951.5	$41.7	2.1%	$1,848.2	$1,682.4	$165.8	9.9%

Personnel expense as % of gross profit	44.6%	44.0%	0.6%	1.4%	44.0%	43.6%	0.4%	0.9%
Advertising expense as % of gross profit	3.5%	3.6%	(0.1)%	(2.8)%	3.6%	3.7%	(0.1)%	(2.7)%
Rent & related expense as % of gross profit	10.1%	10.5%	(0.4)%	(3.8)%	10.5%	11.2%	(0.7)%	(6.2)%
Other expense as % of gross profit	19.3%	19.8%	(0.5)%	(2.5)%	19.8%	19.3%	0.5%	2.6%
Total SG&A expenses as % of gross profit	77.5%	77.9%	(0.4)%	(0.5)%	77.9%	77.8%	0.1%	0.1%
Same-store SG&A expenses as % of same-store gross profit	77.6%	77.7%	(0.1)%	(0.1)%	77.9%	77.9%	—%	—%

Selling, general and administrative (“SG&A”) expenses increased from 2014 to 2015 due to a $41.7 million, or 2.1%,  increase in same-store SG&A, coupled with a $172.7 million increase from net acquisitions.  Excluding $64.6 million of foreign currency fluctuations, same-store SG&A increased 5.4%. The increase in same-store SG&A is due primarily to a net increase in variable personnel expenses, as a result of the 6.5% increase (adjusted for foreign currency fluctuations) in same-store retail gross profit versus the prior year.

The aggregate increase from 2013 to 2014 is due to a  $165.8 million, or 9.9%,  increase in same-store SG&A expenses, coupled with a $131.2 million increase from net acquisitions. The increase in same-store SG&A expenses from 2013 to 2014 is due primarily to a net increase in variable personnel expenses, as a result of the 9.9% increase in same-store retail gross profit versus the prior year.

SG&A expenses as a percentage of total revenue were 11.5%, 11.7% and 11.8% in 2015,  2014, and 2013, respectively, and as a percentage of gross profit were 77.5%, 77.9%, and 77.8%, in 2015,  2014, and 2013, respectively.

Depreciation

(In millions)

			2015 vs. 2014				2014 vs. 2013
	2015	2014	Change	% Change	2014	2013	Change	% Change
Depreciation	$78.0	$70.2	$7.8	11.1%	$70.2	$59.6	$10.6	17.8%

The increase in depreciation from 2014 to 2015 is due to a $2.9 million, or 4.2%, increase in same-store depreciation, coupled with a $4.9 million increase from net acquisitions during the year. The increase from 2013 to 2014 is due to a $6.1 million, or 10.3%, increase in same-store depreciation, coupled with a $4.5 million increase from net acquisitions during the year. The same-store increases are primarily related to our ongoing facility improvement and expansion programs.

Floor Plan Interest Expense

(In millions)

			2015 vs. 2014				2014 vs. 2013
	2015	2014	Change	% Change	2014	2013	Change	% Change
Floor plan interest expense	$44.5	$46.5	$(2.0)	(4.3)%	$46.5	$43.4	$3.1	7.1%

The decrease in floor plan interest expense from 2014 to 2015 is primarily due to the expiration of our interest rate swaps, which reduced floor plan interest expense by $7.5 million compared to 2014, somewhat offset by a $2.8 million, or 7.3%, increase in same-store floor plan interest expense, coupled with a $2.7 million increase from net dealership acquisitions. The increase from 2013 to 2014 including the impact of swap transactions, is due to a $1.3 million, or 3.0%, increase in same-store floor plan interest expense and a $1.8 million increase from net dealership acquisitions. The same-store increases are primarily due to increases in the amounts outstanding under floor plan arrangements.

Other Interest Expense

(In millions)

			2015 vs. 2014				2014 vs. 2013
	2015	2014	Change	% Change	2014	2013	Change	% Change
Other interest expense	$69.4	$52.8	$16.6	31.4%	$52.8	$45.3	$7.5	16.6%

The increase in other interest expense from 2014 to 2015 is primarily due to an increased level of borrowing in 2015 relating to the issuance of our $300.0 million 5.375% senior subordinated notes in November 2014 and additional interest expense attributable to acquisitions we completed in the fourth quarter of 2014 and during 2015. These increases are somewhat offset by a decrease in outstanding revolver borrowings under the U.S. and U.K. credit agreements during 2015 when compared to 2014. The increase from 2013 to 2014 is primarily due to an increased level of borrowing in 2014 relating to the issuance of our $300.0 million 5.375% senior subordinated notes in November 2014 and borrowings to acquire PTG and Penske Power Systems.

Gain on Investment

We recognized a gain of $16.0 million in 2014 relating to the revaluation at fair value of a previously held noncontrolling interest in PTG, of which we acquired a controlling interest in November 2014.

Equity in Earnings of Affiliates

(In millions)

			2015 vs. 2014				2014 vs. 2013
	2015	2014	Change	% Change	2014	2013	Change	% Change
Equity in earnings of affiliates	$39.3	$40.8	$(1.5)	(3.7)%	$40.8	$30.7	$10.1	32.9%

The decrease in equity in earnings of affiliates from 2014 to 2015 is primarily attributable to acquiring a controlling interest in PTG during the fourth quarter of 2014 and consolidating it in our results from that point forward. The decrease is somewhat offset by an increase in equity in earnings from our investment in PTL.  The increase from 2013 to 2014 was primarily attributable to an increase in equity in earnings from our investment in PTL and increases in earnings at our non-U.S. automotive joint ventures.

Income Taxes

(In millions)

			2015 vs. 2014				2014 vs. 2013
	2015	2014	Change	% Change	2014	2013	Change	% Change
Income taxes	$158.0	$153.1	$4.9	3.2%	$153.1	$123.3	$29.8	24.2%

Income taxes increased from 2014 to 2015 primarily due to a $34.0 million increase in our pre-tax income versus the prior year. The increase from 2013 to 2014 is due to an $86.1 million increase in our pre-tax income versus the prior year.

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

We have historically expanded our operations through organic growth and the acquisition of dealerships and other businesses. We believe that cash flow from operations, dividends and distributions from our joint venture investments and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our existing operations and current commitments for at least the next twelve months. In the event we pursue significant acquisitions, or other expansion opportunities, significant repurchases of our outstanding securities, or refinance or repay existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings, which sources of funds may not necessarily be available on terms acceptable to us, if at all. In addition, our liquidity could be negatively impacted in the event we fail to comply with the covenants under our various financing and operating agreements or in the event our floor plan financing is withdrawn.

As of December 31, 2015, we had working capital of $121.2 million, including $62.4 million of cash, available to fund our operations and capital commitments. In addition, we had $540.0 million, £112.0 million ($165.0 million), and AU $20.5 million ($14.9 million) available for borrowing under our U.S. credit agreement, U.K. credit agreement, and Australian working capital loan agreement, respectively.

Securities Repurchases

From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit facility, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. In the fourth quarter of 2015, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities to $200.0 million. We previously had $109.0 million in repurchase authorization. Refer to the disclosures provided in Part II, Item 8, Note 14 of the Notes to our Consolidated Financial Statements set forth below for a summary of shares repurchased under our securities repurchase program.

Dividends

We paid the following cash dividends on our common stock in 2014 and 2015:

Per Share Dividends

2014

First Quarter	$0.18
Second Quarter	0.19
Third Quarter	0.20
Fourth Quarter	0.21

2015

First Quarter	$0.22
Second Quarter	0.23
Third Quarter	0.24
Fourth Quarter	0.25

We also have announced a cash dividend of $0.26 per share to be paid on March 1, 2016 to shareholders of record as of February 10, 2016. Future cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions imposed by any then-existing indebtedness and other factors considered relevant by our Board of Directors.

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

Long-Term Debt Obligations

As of December 31, 2015, we had the following long-term debt obligations outstanding:

December 31,
(In millions)	2015
U.S. credit agreement – revolving credit line	$160.0
U.K. credit agreement – revolving credit line	70.7
U.K. credit agreement – overdraft line of credit	—
5.375% senior subordinated notes due 2024	300.0
5.75% senior subordinated notes due 2022	550.0
Australia working capital loan agreement	5.5
Mortgage facilities	165.8
Other	32.3
Total long-term debt	$1,284.3

As of December 31, 2015, we were in compliance with all covenants under our credit agreements and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part II, Item 8, Note 9 of the Notes to our Consolidated Financial Statements set forth below for a detailed description of our long-term debt obligations.

Short-Term Borrowings

In 2015, we had four principal sources of short-term borrowings: the revolving portion of the U.S. credit agreement, the revolving portion of the U.K. credit agreement, our Australian working capital loan agreement and the floor plan agreements that we utilize to finance our vehicle inventories. We are able to access availability under the floor plan agreements to fund our cash needs, including payments made relating to our higher interest rate revolving credit agreements.

During 2015, outstanding revolving commitments varied between $0 million and $283.5 million under the U.S. credit agreement, between £0 million and £90.0 million ($0 million and $132.6 million) under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and between AU $0 million and AU $7.5 million ($0 million and $5.5 million) under the Australia working capital loan agreement. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.

PTL Dividends

We hold a 9.0% ownership interest in Penske Truck Leasing. During 2015,  2014, and 2013 we received $13.8 million, $11.6 million, and $9.9 million, respectively, of pro rata cash distributions relating to this investment. We currently expect to continue to receive future distributions from PTL quarterly, subject to its financial performance.

Operating Leases

We estimate the total rent obligations under our operating leases, including any extension periods we may exercise at our discretion and assuming constant consumer price indices, to be $5.1 billion. As of December 31, 2015, we were in compliance with all covenants under these leases, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part II, Item 8, Note 11 of the Notes to our Consolidated Financial Statements set forth below for a detailed description of our operating leases.

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

Cash Flows

Cash and cash equivalents increased by $26.1 million and $6.4 million in 2015 and 2013, respectively, and decreased by $14.0 million in 2014. The major components of these changes are discussed below.

Cash Flows from Continuing Operating Activities

Cash provided by continuing operating activities was $391.5 million, $359.3 million, and $298.9 million during 2015,  2014, and 2013, respectively. Cash flows from continuing operating activities includes net income, as adjusted for non-cash items and the effects of changes in working capital.

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

	Year Ended December 31,
(In millions)	2015	2014	2013
Net cash from continuing operating activities as reported	$391.5	$359.3	$298.9
Floor plan notes payable — non-trade as reported	154.2	26.1	191.1
Net cash from continuing operating activities including all floor plan notes payable	$545.7	$385.4	$490.0

Cash Flows from Continuing Investing Activities

Cash used in continuing investing activities was $351.7 million, $553.7 million, and $491.6 million during 2015,  2014, and 2013, respectively. Cash flows from continuing investing activities consist primarily of cash used for capital expenditures, net expenditures for acquisitions and other investments. Capital expenditures were $199.5 million, $176.1 million, and $175.0 million during 2015,  2014, and 2013, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our retail automotive and retail commercial truck segment capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit facilities. Cash used in acquisitions and other investments, net of cash acquired, was $156.9 million, $355.0 million, and $314.0 million during 2015,  2014, and 2013, respectively, and included cash used to repay sellers floor plan liabilities in such business acquisitions of $60.3 million, $117.8 million, and $29.6 million, respectively. Additionally, cash provided by other investing activities was $4.7 million during 2015 and cash used in other investing activities was $22.6 million and $2.6 million during 2014, and 2013, respectively.

Cash Flows from Continuing Financing Activities

Cash used in continuing financing activities was $49.3 million during 2015 and cash provided by continuing financing activities was $164.7 million and $200.6 million during 2014 and 2013, respectively. Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, issuance and repurchases of long-term debt, repurchases of common stock, net borrowings or repayments of floor plan notes payable non-trade, payment of deferred financing costs, and dividends.

We had net repayments of long-term debt of $62.1 million and $71.3 million during 2015 and 2014, respectively, and had net borrowings of long-term debt of $81.1 million during 2013. We issued $300.0 million of senior subordinated notes in 2014, and paid $4.4 million of deferred financing fees in conjunction with the issuance of the senior subordinated notes during 2014. We paid $1.8 million of deferred financing fees in 2015 in conjunction with the changes made to our U.K. credit agreement during the year. We had net borrowings of floor plan notes payable non-trade of $154.2 million, $26.1 million, and $191.1 million during 2015,  2014, and 2013, respectively. In 2015,  2014, and 2013, we repurchased 1.0 million, 0.3 million, and 0.5 million shares of common stock for $48.9 million, $15.5 million, and $15.8 million, respectively. We also paid $84.8 million, $70.5 million, and $56.0 million of cash dividends to our stockholders during 2015,  2014, and 2013, respectively.

Cash Flows from Discontinued Operations

Cash flows relating to discontinued operations are not currently considered, nor are they expected to be, material to our liquidity or our capital resources. Management does not believe that there are any material past, present or upcoming cash transactions relating to discontinued operations.

Contractual Payment Obligations

The table below sets forth our best estimates as to the amounts and timing of future payments relating to our most significant contractual obligations as of December 31, 2015, excluding amounts related to entities classified as discontinued operations. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of any relevant agreements. Future events, including acquisitions, divestitures, new or revised operating lease agreements, borrowings or repayments under our credit agreements and our floor plan arrangements, and purchases or refinancing of our securities, could cause actual payments to differ significantly from these amounts.  Potential payments noted above under “Off-Balance Sheet Arrangements” are excluded from this table.

		Less than			More than
(In millions)	Total	1 year	1 to 3 years	3 to 5 years	5 years
Floor plan notes payable (A)	$3,379.6	$3,379.6	$—	$—	$—
Long-term debt obligations	1,284.3	29.2	186.5	104.3	964.3
Operating lease commitments	5,060.0	223.0	435.1	423.6	3,978.3
Scheduled interest payments (B)	383.9	55.1	92.8	90.7	145.3
Uncertain tax positions (C)	12.8	—	—	12.8	—
	$10,120.6	$3,686.9	$714.4	$631.4	$5,087.9

(A)	Floor plan notes payable are revolving financing arrangements. Payments are generally made as required pursuant to the floor plan borrowing agreements discussed above under “Vehicle Financing.”

(B)

Estimates of future variable rate interest payments under floor plan notes payable and our credit agreements are excluded due to our inability to estimate changes in interest rates in the future. See “Vehicle Financing,” “U.S. Credit Agreement,” and “U.K. Credit Agreement” in Part II, Item 8 of the Notes to our Consolidated Financial Statements set forth below for a discussion of such variable rates.

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

We urge you to carefully consider these risk factors and further information under “Item 1A. —  Risk Factors” in evaluating all forward-looking statements regarding our business. Readers of this report are cautioned not to place undue reliance on the forward-looking statements contained in this report. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Except to the extent required by the federal securities laws and the Securities and Exchange Commission’s rules and regulations, we have no intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Additional Information

Investors and others should note that we announce material financial information using our company website (www.penskeautomotive.com), our investor relations website (investors.penskeautomotive.com), SEC filings, press releases, public conference calls and webcasts. Information about Penske Automotive Group, its business, and its results of operations may also be announced by posts on the following social media channels from time to time:

•	Penske Automotive Group’s Twitter feed (www.twitter.com/penskecarscorp)
•	Penske Automotive Group’s Facebook page (www.facebook.com/penskecars)

The information that we post on these social media channels could be deemed to be material information. As a result, we encourage investors, the media, and others interested in Penske Automotive Group to review the information that we post on these social media channels. These channels may be updated from time to time on Penske Automotive Group’s investor relations website. The information on or accessible through our websites and social media channels is not incorporated by reference in this Annual Report on Form 10-K and our references to such content are intended to be inactive textual or oral references only.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR or the Bank of England Base Rate. Based on the amount outstanding under these facilities as of December 31, 2015, a 100 basis point change in interest rates would result in an approximate $2.3 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, the Euro Interbank Offered Rate, or the Australian or New Zealand Bank Bill Swap Rate (BBSW).

Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the year ended December 31, 2015, a 100 basis point change in interest rates would result in an approximate $30.1 million change to our annual floor plan interest expense.

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

Foreign Currency Exchange Rates. As of December 31, 2015, we had consolidated operations in the U.K., Germany, Italy, Australia and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $747.8 million change to our revenues for the year ended December 31, 2015.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Deloitte & Touche LLP is our principal independent auditing firm. In delivering its audit opinion, Deloitte & Touche LLP relies on the opinion of KPMG Audit Plc, a U.K. based affiliate of KPMG LLP, principally in respect of our subsidiary which holds our international operations, UAG UK Holdings Limited. KPMG Audit Plc notified us on December 18, 2015 that it intended to wind down its operations and transition them to KPMG LLP, its parent company.

As previously disclosed on Form 8-K, KPMG Audit Plc informed our Audit Committee that KPMG Audit Plc declined to stand for re-election as our independent registered public accountant. The reports of KPMG Audit Plc for the fiscal years ended December 31, 2014 and December 31, 2013 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle. During our fiscal years ended December 31, 2014 and 2013 (i) there were no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between us and KPMG Audit Plc on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of KPMG Audit Plc would have caused KPMG Audit Plc to make reference to the subject matter of the disagreement in connection with its reports on our consolidated financial statements for such years, and (ii) there were no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

As previously disclosed on Form 8-K, on December 18, 2015, our Audit Committee approved the appointment of KPMG LLP, the parent company of KPMG Audit Plc, to perform independent audit services principally for our subsidiary which holds our international operations, UAG UK Holdings Limited, beginning December 18, 2015. During the fiscal years ended December 31, 2014 and 2013 neither we nor anyone acting on our behalf consulted KPMG LLP regarding any matters identified within Items 304(a)(2)(i) and (ii) of Regulation S-K.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details regarding the shares of common stock issuable upon the exercise of outstanding options, warrants and rights granted under our equity compensation plans (including individual equity compensation arrangements) as of December 31, 2015. Our equity plan is described in more detail in Part II, Item 8, Note 13 of the Notes to our Consolidated Financial Statements appearing below in this report.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by security holders	—	$—	3,959,566
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	3,959,566

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(1)	Financial Statements

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2016.

Penske Automotive Group, Inc.

By:	/s/ Roger S. Penske
Roger S. Penske Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger S. Penske	Chairman of the Board and	February 25, 2016
Roger S. Penske	Chief Executive Officer (Principal Executive Officer)

/s/ J.D. Carlson	Executive Vice President and Chief Financial Officer	February 25, 2016
J.D. Carlson	(Principal Financial and Accounting Officer)

/s/ John D. Barr	Director	February 25, 2016
John D. Barr

/s/ Michael R. Eisenson	Director	February 25, 2016
Michael R. Eisenson

/s/ Robert H. Kurnick, Jr.	Director	February 25, 2016
Robert H. Kurnick, Jr.

/s/ William J. Lovejoy	Director	February 25, 2016
William J. Lovejoy

/s/ Kimberly J. McWaters	Director	February 25, 2016
Kimberly J. McWaters

/s/ Lucio A. Noto	Director	February 25, 2016
Lucio A. Noto

/s/ Greg Penske	Director	February 25, 2016
Greg Penske

/s/ Sandra E. Pierce	Director	February 25, 2016
Sandra E. Pierce

/s/ Kanji Sasaki	Director	February 25, 2016
Kanji Sasaki

/s/ Ronald G. Steinhart	Director	February 25, 2016
Ronald G. Steinhart

/s/ H. Brian Thompson	Director	February 25, 2016
H. Brian Thompson

INDEX OF EXHIBITS

Each management contract or compensatory plan or arrangement is identified with an asterisk.

3.1	Certificate of Incorporation (incorporated by reference to exhibit 3.2 to our Form 8-K filed July 2, 2007).
3.2	Amended and Restated Bylaws of Penske Automotive Group, Inc. (incorporated by reference to exhibit 3.1 to our Form 8-K filed October 23, 2013).
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

4.3.1

Fifth Amended and Restated Credit Agreement dated May 1, 2015 among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 4.1 to our Form 10-Q filed May 1, 2015).

4.3.2

Second Amended and Restated Security Agreement dated as of September 8, 2004 among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 10.2 to our Form 8-K filed September 10, 2004).

4.4.1

Amended and Restated Credit Agreement dated April 2, 2015, by and among our U.K. Subsidiaries, Royal Bank of Scotland plc, and BMW Financial Services (GB) Limited (incorporated by reference to exhibit 4.2 to our Form 10-Q filed May 1, 2015).

10.1	Form of Dealer Agreement with Audi of America, Inc., a division of Volkswagen of America, Inc. (incorporated by reference to exhibit 10.2.14 to our Form 10-K filed February 26, 2002).
10.2	Form of Car Center Agreement with BMW of North America, Inc. (incorporated by reference to exhibit 10.2.5 to our Form 10-K filed February 26, 2002).
10.3	Form of SAV Center Agreement with BMW of North America, Inc. (incorporated by reference to exhibit 10.2.6 to our Form 10-K filed February 26, 2002).
10.4	Form of Dealership Agreement with BMW (GB) Limited (incorporated by reference to exhibit 10.4 to our Form 10-K filed February 26, 2008).
10.5	Form of Dealer Agreement with Lexus, a division of Toyota Motor Sales U.S.A., Inc. (incorporated by reference to exhibit 10.2.4 to our Form 10-K filed February 26, 2002).
10.6	Form of Mercedes-Benz USA, Inc. Passenger and Car Retailer Agreement (incorporated by reference to exhibit 10.2.11 to our Form 10-Q filed May 15, 2000).

10.7	Form of Mercedes-Benz USA, Inc. Light Truck Retailer Agreement (incorporated by reference to exhibit 10.2.12 to our Form 10-Q filed May 15, 2000).
10.8	Form of Dealer Agreement with MINI Division of BMW of North America, LLC (incorporated by reference to exhibit 10.10 to our Form 10-K filed February 24, 2010).
10.9	Form of Dealer Agreement with Toyota Motor Sales, U.S.A., Inc. (incorporated by reference to exhibit 10.2.7 to our Form 10-K filed February 26, 2002).
*10.10	Amended and Restated Penske Automotive Group, Inc. 2002 Equity Compensation Plan (incorporated by reference to exhibit 10.9 to our Form 10-K filed February 26, 2008).
*10.11	Penske Automotive Group, Inc. 2012 Equity Incentive Plan (incorporated by reference to exhibit 4.3 to our Form S-8 filed November 2, 2012).
*10.12	Penske Automotive Group 2015 Equity Incentive Plan (incorporated by reference to exhibit 10.1 to our Form 8-K filed May 6, 2015).
*10.13	Form of Restricted Stock Agreement.

*10.14	Form of Restricted Stock Unit Agreement.
*10.15	Amended and Restated Penske Automotive Group, Inc. Non-Employee Director Compensation Plan (incorporated by reference to exhibit 10.16 to our Form 10-K filed February 28, 2011).
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

10.21

VMC Holding Corporation Stockholders’ Agreement dated November 5, 2013 among VMC Holding Corporation, Penske Automotive Group, Inc., Penske Truck Leasing Co., L.P., PCP Holdings, Inc., and other investors (incorporated by reference to exhibit 10.25 to our Form 10-K filed March 3, 2014).

10.22	Joint Insurance Agreement dated August 7, 2006 between us and Penske Corporation (incorporated by reference to exhibit 10.1 to our Form 10-Q filed August 9, 2006).
10.23	Trade name and Trademark Agreement dated May 6, 2008 between us and Penske System, Inc. (incorporated by reference to exhibit 10.1 to our Form 10-Q filed May 8, 2008).
10.24.1

Fifth Amended and Restated Agreement of Limited Partnership of Penske Truck Leasing Co., L.P. dated March 18, 2015 by and among Penske Truck Leasing Corporation, PTL GP LLC, GE Capital Truck Leasing Holding Corp., Logistics Holding Corp., General Electric Credit Corporation of Tennessee, MBK Commercial Vehicles Inc., MBK USA Commercial Vehicles Inc., and us (incorporated by reference to exhibit 10.1 to our Form 10-Q filed May 1, 2015).

10.24.2

Amendment No. 1 dated November 24, 2015 to Fifth Amended and Restated Agreement of Limited Partnership of Penske Truck Leasing Co., L.P. dated March 18, 2015 by and among Penske Truck Leasing Corporation, PTL GP LLC, GE Capital Truck Leasing Holding Corp., Logistics Holding Corp., General Electric Credit Corporation of Tennessee, MBK Commercial Vehicles Inc., MBK USA Commercial Vehicles Inc., and us.

10.25

Amended and Restated Rights Agreement dated March 17, 2015 by and between Penske Automotive Group, Inc. and Penske Truck Leasing Corporation (incorporated by reference to exhibit 10.2 to our Form 10-Q filed May 1, 2015).

10.26.1

Second Amended and Restated Limited Liability Company Agreement of LJ VP Holdings LLC dated March 17, 2015 by and among Penske Truck Leasing Corporation, GE Capital Memco, LLC, and us (incorporated by reference to exhibit 10.3 to our Form 10-Q filed May 1, 2015).

10.26.2

Amendment No. 1 dated November 24, 2015 to Second Amended and Restated Limited Liability Company Agreement of LJ VP Holdings LLC dated March 17, 2015 by and among LJ VP Holdings LLC, Penske Truck Leasing Corporation, and us.

10.27.1

Amended and Restated Co-obligation Fee, Indemnity and Security Agreement dated March 17, 2015 between General Electric Capital Corporation and us (incorporated by reference to exhibit 10.4 to our Form 10-Q filed May 1, 2015).

10.27.2	Letter Agreement dated November 24, 2015 regarding notice and confirmation of assignment of Amended and Restated PAG Co-Obligation Fee, Indemnity and Security Agreement.
10.28.1	Amended and Restated Penske Automotive Group 401(k) Savings and Retirement Plan effective January 1, 2014 (incorporated by reference to exhibit 10.28 to our Form 10-K filed February 26, 2015).
10.28.2	First Amendment dated December 14, 2015 to the Amended and Restated Penske Automotive Group 401(k) Savings and Retirement Plan effective January 1, 2014.
12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiary List.
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of KPMG LLP.
23.3	Consent of KPMG Audit Plc.
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.
32	Section 1350 Certification.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*Compensatory plans or contracts

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith.  We hereby agree to furnish a copy of any such instrument to the Commission upon request.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PENSKE AUTOMOTIVE GROUP, INC.

As of December 31, 2015 and 2014 and For the Years Ended

December 31, 2015, 2014 and 2013

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

The Company acquired a controlling interest in Jacobs Holding GmbH (“Jacobs”), one of our German automotive dealership joint ventures, in September 2015. Management has excluded Jacobs from its assessment of effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. Jacobs represents 2% of the Company’s total assets and 1% of the Company’s total revenues as of and for the year ended December 31, 2015.

The Company’s independent registered public accounting firm that audited the consolidated financial statements included in the Company’s Annual Report on Form 10-K has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page F-4.

Penske Automotive Group, Inc.

February 25, 2016

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

The Company acquired a controlling interest in Jacobs Holding GmbH (“Jacobs”), one of our German automotive dealership joint ventures, in September 2015. Management has excluded Jacobs from its assessment of effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. Jacobs represents 6% of the Company’s total assets and 3% of the Company’s total revenues as of and for the year ended December 31, 2015.

The Company’s independent registered public accounting firm that audited the consolidated financial statements of the Company (not included herein) has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page F-6.

UAG UK Holdings Limited

February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Penske Automotive Group, Inc.
Bloomfield Hills, Michigan

We have audited the accompanying consolidated balance sheets of Penske Automotive Group, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits. We did not audit the financial statements or the effectiveness of internal control over financial reporting of UAG UK Holdings Limited and subsidiaries (a consolidated subsidiary), which statements reflect total assets constituting 41% and 40% of consolidated total assets as of December 31, 2015 and 2014, respectively, and total revenues constituting 39%, 40%, and 37% of consolidated total revenues for the years ended December 31, 2015, 2014, and 2013, respectively. Those financial statements and the effectiveness of UAG UK Holdings Limited and subsidiaries’ internal control over financial reporting were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for UAG UK Holdings Limited and subsidiaries and to the effectiveness of UAG UK Holdings Limited and subsidiaries’ internal control over financial reporting, is based solely on the reports of the other auditors.

As described in the accompanying Management Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Jacobs Holding GmbH (a subsidiary of UAG UK Holdings Limited) which was acquired in September 2015 and which represent total assets constituting 2% of the Company’s total assets and 1% of the Company’s total revenues as of December 31, 2015 and for the year ended December 31, 2015. Accordingly, our audit and that of the other auditors did not include the internal control over financial reporting at Jacobs Holding GmbH.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinions.

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

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penske Automotive Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and (as to the amounts included for UAG UK Holdings Limited and subsidiaries) the reports of the other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion based on our audit and the reports of other auditors, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Detroit, Michigan
February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

UAG UK Holdings Limited:

We have audited the consolidated balance sheet of UAG UK Holdings Limited (“UAG”) and subsidiaries (together the “Company”) as of December 31, 2015, and the related consolidated statements of income, comprehensive income, equity and cash flows for the year then ended. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. We also have audited UAG’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). UAG’s management is responsible for these consolidated financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule and an opinion on UAG’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, UAG maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

UAG acquired a controlling interest in Jacobs Holding GmbH (“Jacobs”), a German automotive retailer, in September 2015. Management has excluded Jacobs from its assessment of effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. Jacobs represents 6% of the Company’s total assets and 3% of the Company’s total revenues as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of UAG also excluded an evaluation of the internal control over financial reporting of Jacobs.

/s/ KPMG LLP

Milton Keynes, United Kingdom

February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

UAG UK Holdings Limited:

We have audited the consolidated balance sheet of UAG UK Holdings Limited (“UAG”) and subsidiaries (together the “Company”) as of December 31, 2014, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the years in the two-year period then ended. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of UAG’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for each of the years in the two-year period then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG Audit Plc

Birmingham, United Kingdom

February 26, 2015

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In millions, except share and
	per share amounts)
ASSETS
Cash and cash equivalents	$62.4	$36.3
Accounts receivable, net of allowance for doubtful accounts of $4.2 and $3.5	782.3	707.1
Inventories	3,463.5	2,836.4
Other current assets	86.8	124.8
Assets held for sale	13.1	155.6
Total current assets	4,408.1	3,860.2
Property and equipment, net	1,520.1	1,331.6
Goodwill	1,322.8	1,270.4
Other indefinite-lived intangible assets	408.0	386.6
Equity method investments	336.4	352.8
Other long-term assets	27.3	26.6
Total assets	$8,022.7	$7,228.2
LIABILITIES AND EQUITY
Floor plan notes payable	$2,247.2	$1,812.6
Floor plan notes payable — non-trade	1,132.4	933.8
Accounts payable	493.8	422.5
Accrued expenses	378.1	316.0
Current portion of long-term debt	29.2	37.2
Liabilities held for sale	6.2	108.2
Total current liabilities	4,286.9	3,630.3
Long-term debt	1,255.1	1,316.0
Deferred tax liabilities	433.4	409.9
Other long-term liabilities	212.4	190.8
Total liabilities	6,187.8	5,547.0
Commitments and contingent liabilities (Note 11)
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 89,524,724 shares issued and outstanding at December 31, 2015; 90,244,840 shares issued and outstanding at December 31, 2014	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	656.0	690.7
Retained earnings	1,256.7	1,015.4
Accumulated other comprehensive income (loss)	(122.5)	(53.3)
Total Penske Automotive Group stockholders’ equity	1,790.2	1,652.8
Non-controlling interest	44.7	28.4
Total equity	1,834.9	1,681.2
Total liabilities and equity	$8,022.7	$7,228.2

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
	(In millions, except share and per share amounts)
Revenue:
Retail automotive dealership	$17,896.3	$16,657.5	$14,329.9
Retail commercial truck dealership	944.1	125.6	—
Commercial vehicle distribution and other	444.5	448.9	152.6
Total revenues	$19,284.9	$17,232.0	$14,482.5
Cost of sales:
Retail automotive dealership	15,288.3	14,180.1	12,153.1
Retail commercial truck dealership	797.1	104.5	—
Commercial vehicle distribution and other	332.0	368.2	128.4
Total cost of sales	16,417.4	14,652.8	12,281.5
Gross profit	2,867.5	2,579.2	2,201.0
Selling, general and administrative expenses	2,223.0	2,008.6	1,711.6
Depreciation	78.0	70.2	59.6
Operating income	566.5	500.4	429.8
Floor plan interest expense	(44.5)	(46.5)	(43.4)
Other interest expense	(69.4)	(52.8)	(45.3)
Gain on investment	—	16.0	—
Equity in earnings of affiliates	39.3	40.8	30.7
Income from continuing operations before income taxes	491.9	457.9	371.8
Income taxes	(158.0)	(153.1)	(123.3)
Income from continuing operations	333.9	304.8	248.5
Loss from discontinued operations, net of tax	(3.5)	(14.7)	(2.8)
Net income	330.4	290.1	245.7
Less: Income attributable to non-controlling interests	4.3	3.4	1.5
Net income attributable to Penske Automotive Group common stockholders	$326.1	$286.7	$244.2
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$3.67	$3.34	$2.74
Discontinued operations	(0.04)	(0.16)	(0.03)
Net income attributable to Penske Automotive Group common stockholders	$3.63	$3.17	$2.71
Shares used in determining basic earnings per share	89,759,626	90,318,839	90,273,747
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$3.67	$3.34	$2.73
Discontinued operations	(0.04)	(0.16)	(0.03)
Net income attributable to Penske Automotive Group common stockholders	$3.63	$3.17	$2.70
Shares used in determining diluted earnings per share	89,759,626	90,354,839	90,330,621
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$333.9	$304.8	$248.5
Less: Income attributable to non-controlling interests	4.3	3.4	1.5
Income from continuing operations, net of tax	329.6	301.4	247.0
Loss from discontinued operations, net of tax	(3.5)	(14.7)	(2.8)
Net income attributable to Penske Automotive Group common stockholders	$326.1	$286.7	$244.2
Cash dividends per share	$0.94	$0.78	$0.62

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Net income	$330.4	$290.1	$245.7
Other comprehensive income:
Foreign currency translation adjustment	(62.9)	(64.4)	11.5
Unrealized gain (loss) on interest rate swaps:
Unrealized loss arising during the period, net of tax benefit of $0.0, $0.1, and $0.3, respectively	—	(0.2)	(0.4)
Reclassification adjustment for loss included in floor plan interest expense, net of tax provision of $0.0, $3.2, and $2.9, respectively	—	4.9	4.4
Unrealized gain (loss) on interest rate swaps, net of tax	—	4.7	4.0
Other adjustments to comprehensive income, net	(7.4)	(6.5)	3.4
Other comprehensive income (loss), net of tax	(70.3)	(66.2)	18.9
Comprehensive income	260.1	223.9	264.6
Less: Comprehensive income attributable to non-controlling interests	3.2	2.1	2.0
Comprehensive income attributable to Penske Automotive Group common stockholders	$256.9	$221.8	$262.6

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Operating Activities:
Net income	$330.4	$290.1	$245.7
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	78.0	70.2	59.6
Gain on investment	—	(16.0)	—
Earnings of equity method investments	(28.0)	(28.8)	(23.0)
Loss from discontinued operations, net of tax	3.5	14.7	2.8
Deferred income taxes	44.6	50.5	77.6
Changes in operating assets and liabilities:
Accounts receivable	(23.5)	(41.2)	(35.1)
Inventories	(428.4)	(120.6)	(391.0)
Floor plan notes payable	360.8	140.7	290.6
Accounts payable and accrued expenses	66.0	19.6	80.8
Other	(11.9)	(19.9)	(9.1)
Net cash provided by continuing operating activities	391.5	359.3	298.9
Investing Activities:
Purchase of equipment and improvements	(199.5)	(176.1)	(175.0)
Acquisitions net, including repayment of sellers’ floor plan notes payable of $60.3, $117.8 and $29.6, respectively	(156.9)	(355.0)	(314.0)
Other	4.7	(22.6)	(2.6)
Net cash used in continuing investing activities	(351.7)	(553.7)	(491.6)
Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	1,420.4	1,272.6	1,102.8
Repayments under U.S. credit agreement revolving credit line	(1,260.4)	(1,362.6)	(1,062.8)
Repayments under U.S. credit agreement term loan	(88.0)	(10.0)	(12.0)
Repayment of U.S. commercial truck capital loan	(60.5)	—	—
Issuance of 5.375% senior subordinated notes	—	300.0	—
Net (repayments) borrowings of other long-term debt	(73.6)	28.7	53.1
Net borrowings of floor plan notes payable — non-trade	154.2	26.1	191.1
Payment of deferred financing fees	(1.8)	(4.4)	—
Repurchases of common stock	(48.9)	(15.5)	(15.8)
Dividends	(84.8)	(70.5)	(56.0)
Other	(5.9)	0.3	0.2
Net cash (used in) provided by continuing financing activities	(49.3)	164.7	200.6
Discontinued operations:
Net cash (used in) provided by discontinued operating activities	(5.5)	8.6	20.7
Net cash provided by (used in) discontinued investing activities	129.6	19.8	(66.3)
Net cash (used in) provided by discontinued financing activities	(87.1)	(11.4)	44.1
Net cash provided by (used in) discontinued operations	37.0	17.0	(1.5)
Effect of exchange rate changes on cash and cash equivalents	(1.4)	(1.3)	—
Net change in cash and cash equivalents	26.1	(14.0)	6.4
Cash and cash equivalents, beginning of period	36.3	50.3	43.9
Cash and cash equivalents, end of period	$62.4	$36.3	$50.3
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$110.1	$98.4	$92.2
Income taxes	114.9	114.3	33.5
Seller financed/assumed debt	2.6	136.4	—

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY

	Voting and Non-voting
	Common Stock		Additional		Accumulated	Total
	Issued		Paid-in	Retained	Other Comprehensive	Penske Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity
	(Dollars in millions)
Balance, January 1, 2013	90,294,765	$—	$700.0	$611.0	$(6.8)	$1,304.2	$12.1	$1,316.3
Equity compensation	456,784	—	9.2	—	—	9.2	—	9.2
Repurchases of common stock	(507,818)	—	(15.8)	—	—	(15.8)	—	(15.8)
Dividends ($0.62 per share)	—	—	—	(56.0)	—	(56.0)	—	(56.0)
Distributions to non-controlling interests	—	—	—	—	—	—	(1.3)	(1.3)
Sale of subsidiary shares to non-controlling interest	—	—	0.2	—	—	0.2	4.3	4.5
Deconsolidation of Italian investment	—	—	—	—	—	—	(8.3)	(8.3)
Reconsolidation of Italian investment	—	—	—	—	—	—	8.9	8.9
Foreign currency translation	—	—	—	—	11.0	11.0	0.5	11.5
Interest rate swaps	—	—	—	—	4.0	4.0	—	4.0
Other	—	—	—	—	3.4	3.4	—	3.4
Net income	—	—	—	244.2	—	244.2	1.5	245.7
Balance, December 31, 2013	90,243,731	—	693.6	799.2	11.6	1,504.4	17.7	1,522.1
Equity compensation	336,459	—	12.3	—	—	12.3	—	12.3
Repurchases of common stock	(335,350)	—	(15.5)	—	—	(15.5)	—	(15.5)
Dividends ($0.78 per share)	—	—	—	(70.5)	—	(70.5)	—	(70.5)
Purchase of controlling interest	—	—	—	—	—	—	10.2	10.2
Distributions to non-controlling interests	—	—	—	—	—	—	(1.7)	(1.7)
Sale of subsidiary shares to non-controlling interest	—	—	0.3	—	—	0.3	0.1	0.4
Foreign currency translation	—	—	—	—	(63.1)	(63.1)	(1.3)	(64.4)
Interest rate swaps	—	—	—	—	4.7	4.7	—	4.7
Other	—	—	—	—	(6.5)	(6.5)	—	(6.5)
Net income	—	—	—	286.7	—	286.7	3.4	290.1
Balance, December 31, 2014	90,244,840	—	690.7	1,015.4	(53.3)	1,652.8	28.4	1,681.2
Equity compensation	290,580	—	14.0	—	—	14.0	—	14.0
Repurchases of common stock	(1,010,696)	—	(48.9)	—	—	(48.9)	—	(48.9)
Dividends ($0.94 per share)	—	—	—	(84.8)	—	(84.8)	—	(84.8)
Purchase of controlling interest	—	—	—	—	—	—	22.5	22.5
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	—	—	(6.1)	(6.1)
Distributions to non-controlling interests	—	—	—	—	—	—	(3.8)	(3.8)
Sale of subsidiary shares to non-controlling interest	—	—	0.2	—	—	0.2	0.5	0.7
Foreign currency translation	—	—	—	—	(61.8)	(61.8)	(1.1)	(62.9)
Other	—	—	—	—	(7.4)	(7.4)	—	(7.4)
Net income	—	—	—	326.1	—	326.1	4.3	330.4
Balance, December 31, 2015	89,524,724	$—	$656.0	$1,256.7	$(122.5)	$1,790.2	$44.7	$1,834.9

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

In 2015, our business generated $19.3 billion in total revenue, which is comprised of $17.9 billion from retail automotive dealerships, $944.1 million from retail commercial truck dealerships and $444.5 million from commercial vehicle distribution and other operations.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $17.9 billion in total retail automotive dealership revenue we generated in 2015. As of December 31, 2015, we operated 355 automotive retail franchises, of which 181 franchises are located in the U.S. and 174 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K.

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

For the year ended December 31, 2015, BMW/MINI franchises accounted for 27% of our total retail automotive dealership revenues, Audi/Volkswagen/Porsche/Bentley franchises accounted for 22%, Toyota/Lexus/Scion franchises accounted for 15%, and Mercedes-Benz/Sprinter/smart accounted for 10%. No other manufacturers’ franchises accounted for more than 10% of our total retail automotive dealership revenues. At December 31, 2015 and 2014, we had receivables from manufacturers of $178.9 million and $172.0 million, respectively. In addition, a large portion of our contracts in transit, which are included in accounts receivable, are due from manufacturers’ captive finance companies.

During the year ended December 31, 2015, we acquired five U.S. retail automotive franchises and were also awarded one U.S. retail automotive franchise. We disposed of six retail automotive franchises. Additionally, in 2015, we acquired an additional 10% interest in one of our automotive dealership joint ventures located in Germany.  We now own a 60% controlling interest in this joint venture, and therefore this entity is now consolidated in our financial results for the year ended December 31, 2015, representing 27 franchises.

Retail Commercial Truck Dealership.  In November 2014, we acquired a controlling interest in a heavy and medium duty truck dealership group located primarily in Texas and Oklahoma, which we renamed Premier Truck Group (“PTG”). During 2015, we acquired an additional 5% of PTG, bringing our total ownership interest to 96%.  Prior to the 2014 transaction, we held a 32% interest in PTG and accounted for this investment under the equity method.

PTG operates fourteen locations, including ten full-service dealerships offering primarily Freightliner and Western Star branded trucks. Two of these locations, Chattanooga and Knoxville, were acquired in February 2015. PTG also offers a full range of used trucks available for sale as well as service and parts departments, many of which are open 24 hours a day, seven days a week.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Commercial Vehicle Distribution. We are the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts across Australia, New Zealand and portions of the Pacific. This business, known as Penske Commercial Vehicles Australia, distributes commercial vehicles and parts to a network of more than 70 dealership locations, including three company-owned retail commercial vehicle dealerships.

In October 2014, we acquired MTU Detroit Diesel Australia Pty Ltd., a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Mercedes-Benz Industrial, Allison Transmission and MTU Onsite Energy. We have renamed this business Penske Power Systems. Penske Power Systems offers products across the on- and off-highway markets in Australia, New Zealand and portions of the Pacific and supports full parts and aftersales service through a network of branches, field locations and dealers across the region. The on-highway portion of this business complements our existing Penske Commercial Vehicles distribution business.

 Penske Truck Leasing.  We hold a 9.0% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation and supply chain services.

Basis of Presentation

The consolidated financial statements include all majority‑owned subsidiaries. Investments in affiliated companies, representing an ownership interest in the voting stock of the affiliate of between 20% and 50% or an investment in a limited partnership or a limited liability corporation for which our investment is more than minor, are stated at the cost of acquisition plus our equity in undistributed net earnings since acquisition. All intercompany accounts and transactions have been eliminated in consolidation.

We changed the presentation of revenue and cost of sales within the Consolidated Statements of Income to reflect the addition of the retail commercial truck dealership business for the current and comparative periods presented. We also identified the retail commercial truck dealership business as a new reportable segment and have retroactively presented the segment data for all periods presented within the segment information footnote. The consolidated financial statements, including the comparative periods presented, have been adjusted for entities that have been treated as discontinued operations prior to adoption of ASU No. 2014-08 in accordance with generally accepted accounting principles.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly‑liquid investments that have an original maturity of three months or less at the date of purchase.

Contracts in Transit

Contracts in transit represent receivables from unaffiliated finance companies relating to the sale of customers’ installment sales and lease contracts arising in connection with the sale of a vehicle by us. Contracts in transit, included

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

in accounts receivable, net in our consolidated balance sheets, amounted to $261.7 million and $264.8 million as of December 31, 2015 and 2014, respectively.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost for new and used vehicle inventories includes acquisition, reconditioning, dealer installed accessories, and transportation expenses and is determined using the specific identification method. Inventories of dealership parts and accessories are accounted for using the “first‑in, first‑out” (“FIFO”) method of inventory accounting and the cost is based on factory list prices.

Property and Equipment

Property and equipment are recorded at cost and depreciated over estimated useful lives using the straight‑line method. Useful lives for purposes of computing depreciation for assets, other than leasehold improvements, range between 3 and 15 years. Leasehold improvements and equipment under capital lease are depreciated over the shorter of the term of the lease or the estimated useful life of the asset, not to exceed 40 years.

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

Goodwill impairment is assessed at the reporting unit level annually on October 1 and upon the occurrence of an indicator of impairment. Our operations are organized by management into operating segments by line of business and geography. We have determined that we have three reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations, (ii) Retail Commercial Truck, consisting of our U.S. retail commercial truck dealership operations, and (iii) Other, consisting of our commercial vehicle and power systems distribution operations and our other investments in non-automotive operations. We have determined that the dealerships in each of our operating segments within the Retail Automotive reportable segment are components that are aggregated into four geographical reporting units for the purpose of goodwill impairment testing, as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals), and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The geographic reporting units are Eastern, Central, and Western United States and International. Our Retail Commercial Truck reportable segment has been determined to represent one operating segment and reporting unit. The goodwill included in our Other reportable segment relates primarily to our commercial vehicle distribution operating segment.

For our Retail Automotive reporting units, we prepare a qualitative assessment of the carrying value of goodwill using the criteria in ASC 350-20-35-3 to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. If it were determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, additional analysis would be unnecessary. During 2015, we concluded that it was not more likely than not that any of the retail automotive reporting units’ fair values were less than their carrying amount. If additional impairment testing was necessary, we would have estimated the fair value of our reporting units using an “income” valuation approach. The “income” valuation approach estimates our enterprise value using a net present value model, which discounts projected free cash flows of our business using the weighted average cost of capital as the discount rate. In connection with this process, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization. We believe this reconciliation process is consistent with a market participant perspective. This consideration would also include a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest, and other significant assumptions including revenue and profitability growth, franchise profit margins, residual values and the cost of capital.

For our Retail Commercial Truck and Other reportable segments, we performed our initial impairment test by comparing the estimated fair value of each reporting unit with its carrying value. We estimated the fair value of these reporting units using an “income” valuation approach, as described above. We concluded that the fair value of each of these reporting units exceeded its carrying value.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Investments

We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $336.4 million and $352.8 million as of December 31, 2015 and 2014, respectively. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment is identified, management estimates the fair value of the investment using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, profit margins, residual values and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value.

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
Level 2

Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted market prices in markets that are not active; or model‑derived valuations or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

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

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.75% senior subordinated notes due 2022	$550.0	$564.5	$550.0	$558.4
5.375% senior subordinated notes due 2024	300.0	299.3	300.0	306.0
Mortgage facilities	165.8	165.8	169.7	171.6

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

Dealership Finance and Insurance Sales

Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non‑recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $23.8 million and $25.8 million as of December 31, 2015 and 2014, respectively.

Commercial Vehicle Distribution

Revenue from the distribution of vehicles, engines, power systems and parts is recognized at the time of delivery of goods to the retailer or the ultimate customer.

Defined Contribution Plans

We sponsor a number of defined contribution plans covering a significant majority of our employees. Our contributions to such plans are discretionary and are based on the level of compensation and contributions by plan

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

participants. We incurred expense of $16.0 million, $17.7 million, and $15.1 million relating to such plans during the years ended December 31, 2015, 2014, and 2013, respectively.

Advertising

Advertising costs are expensed as incurred or when such advertising takes place. We incurred net advertising costs of $101.0 million, $93.7 million, and $81.1 million during the years ended December 31, 2015, 2014, and 2013, respectively. Qualified advertising expenditures reimbursed by manufacturers, which are treated as a reduction of advertising expense, were $17.2 million, $14.3 million, and $13.1 million during the years ended December 31, 2015, 2014, and 2013, respectively.

Self-Insurance

We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, vehicle physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre‑determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre‑determined loss limits are paid by third‑party insurance carriers. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. Our estimate of future losses is prepared by management using our historical loss experience and industry‑based development factors. Aggregate reserves relating to retained risk were $26.4 million and $24.6 million as of December 31, 2015 and 2014, respectively. Changes in the reserve estimate during 2015 relate primarily to our workers’ compensation program.

Earnings Per Share

Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested restricted stock awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for any dilutive effects. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2015, 2014, and 2013 follows:

	Year Ended December 31,
	2015	2014	2013
Weighted average number of common shares outstanding	89,759,626	90,318,839	90,273,747
Effect of non-participatory equity compensation	—	36,000	56,874
Weighted average number of common shares outstanding, including effect of dilutive securities	89,759,626	90,354,839	90,330,621

Hedging

Generally accepted accounting principles relating to derivative instruments and hedging activities require all derivatives, whether designated in hedging relationships or not, to be recorded on the balance sheet at fair value. These accounting principles also define requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, which must be met in order to qualify for hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recorded in earnings immediately. If the derivative is designated in a fair‑value hedge, the changes in the fair value of the derivative and the hedged item are recorded in earnings. If the derivative is designated as a cash‑flow hedge, effective changes in the fair value of the derivative are recorded in

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

accumulated other comprehensive income (loss), a separate component of equity, and recorded in the income statement only when the hedged item affects earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately.

Stock‑Based Compensation

Generally accepted accounting principles relating to share‑based payments require us to record compensation expense for all awards based on their grant‑date fair value. Our share‑based payments have generally been in the form of “non‑vested shares,” the fair value of which are measured as if they were vested and issued on the grant date.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-8, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-8 changed the requirements for reporting discontinued operations to only allow presentation of a disposal of an entity or component of an entity as a discontinued operation if it represents a strategic shift that has (or will have) a major effect on an entity’s operations or financial results. We adopted this accounting standard update effective January 1, 2015.  See Note 4 “Discontinued Operations and Divestitures” below for additional discussion.

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740) — Balance Sheet Classification of Deferred Taxes.” Under ASU 2015-17, entities will be required to classify all deferred tax liabilities and assets as noncurrent in a classified statement of financial position. This ASU is effective for us beginning after January 1, 2017. Other than the revised presentation of our consolidated balance sheets, we do not expect the adoption of this accounting standard update to have a material impact on our consolidated financial position, results of operations, and cash flows.

2. Equity Method Investees

As of December 31, 2015, we have investments in the following companies that are accounted for under the equity method: the Nix Group (50%), Ibericar Keldinich SL (50%), Penske Commercial Leasing Australia (45%), Penske Vehicle Services (31%), and National Powersport Auctions (7%). Nix Group and Ibericar Keldinich SL are engaged in the sale and servicing of automobiles. Penske Commercial Leasing Australia rents heavy-duty commercial vehicles in Australia, Penske Vehicle Services is an automotive fleet management company, and National Powersport Auctions is an auctioneer of powersport vehicles. Investments in entities accounted for under the equity method amounted to $45.8 million and $73.3 million at December 31, 2015 and 2014, respectively.

In September 2015, we sold our 50% interest in our Max Cycles non-automotive joint venture, which operates BMW motorcycle dealerships. In October 2015, our Penske-Wynn Ferrari/Maserati joint venture sold substantially all of its assets to a third party. We accounted for both of these investments using the equity method of accounting. The equity earnings associated with these investments is included within continuing operations under the caption “Equity in earnings of affiliates” for the three years ended December 31, 2015. Additionally, in September 2015 we acquired an additional 10% interest in the Jacobs Group, which was previously accounted for under the equity method.  We now own a 60% controlling interest in this joint venture, and therefore this entity is consolidated in our financial results for the year ended December 31, 2015. The equity earnings associated with this investment prior to consolidation were included within continuing operations under the caption “Equity in earnings of affiliates” through September 2015 and for the years ended December 31, 2014 and 2013.

We also have a 9.0% ownership interest in PTL, a leading provider of transportation and supply chain services. Our investment in PTL, which is accounted for under the equity method, amounted to $290.6 million and $279.5 million at December 31, 2015 and 2014, respectively.

The combined results of operations and financial position of our equity method investees as of December 31 for each of the years presented are summarized as follows:

Condensed income statement information:

	Year Ended December 31,
	2015	2014	2013
Revenues	$6,770.3	$6,620.1	$6,177.0
Gross margin	2,396.8	2,181.4	2,043.5
Net income	398.5	357.2	304.0
Equity in earnings of affiliates	39.3	40.8	30.7

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Condensed balance sheet information:

	December 31,
	2015	2014
Current assets	$1,069.0	$1,242.0
Noncurrent assets	10,197.3	9,230.8
Total assets	$11,266.3	$10,472.8
Current liabilities	$851.9	$958.1
Noncurrent liabilities	8,105.5	7,276.8
Equity	2,308.9	2,237.9
Total liabilities and equity	$11,266.3	$10,472.8

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

3. Business Combinations

During 2015, we acquired five retail automotive franchises and two retail commercial truck dealerships, and made an additional investment to gain control of an automotive joint venture previously accounted for under the equity method. The companies acquired in 2015 generated $553.9 million of revenue and $12.5 million of pre-tax income from our date of acquisition through December 31, 2015. During 2014, in addition to acquiring two automotive retail franchises, we acquired a distributor of diesel and gas engines and power systems to complement our commercial vehicle distribution business, acquired a controlling interest in a commercial truck dealership group in the U.S., as well as made an additional investment in an entity previously accounted under the equity method. Our financial statements include the results of operations of the acquired entities from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated financial statements, and may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the years ended December 31, 2015 and 2014 follows:

	December 31,
	2015	2014
Accounts receivable	$52.0	$66.2
Inventory	198.6	197.9
Other current assets	3.2	5.9
Property and equipment	98.1	95.2
Indefinite-lived intangibles	115.6	266.4
Other non-current assets	2.3	10.7
Current liabilities	(66.0)	(83.4)
Non-current liabilities	(75.5)	(12.1)
Total consideration	$328.3	$546.8
Seller financed/assumed debt	(2.6)	(134.4)
Seller assumed floorplan	(118.3)	—
Fair value of previously held interest	(28.0)	(47.4)
Fair value of non-controlling interest	(22.5)	(10.0)
Total cash used in acquisitions	$156.9	$355.0

The following unaudited consolidated pro forma results of operations of PAG for the years ended December 31, 2015 and 2014 give effect to acquisitions consummated during 2015 and 2014 as if they had occurred on January 1, 2014:

	Year Ended December 31,
	2015	2014
Revenues	$19,905.7	$19,128.7
Income from continuing operations	331.4	311.9
Net income	328.0	297.2
Income from continuing operations per diluted common share	$3.69	$3.45
Net income per diluted common share	$3.65	$3.29

4. Discontinued Operations and Divestitures

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

Prior to the adoption of ASU No. 2014-08, we accounted for dispositions as discontinued operations when it was evident that the operations and cash flows of an entity being disposed of would be eliminated from ongoing operations and we would not have any significant continuing involvement in its operations. The results of operations for those entities that were classified as discontinued operations prior to adoption of ASU No. 2014-08 are included in “Loss from discontinued operations” in the accompanying Consolidated Statements of Income for all periods presented and will continue to be reported within discontinued operations in the future. Beginning with disposals or entities classified as held for sale subsequent to January 1, 2015, only those that represent a strategic shift that has, or will have, a major impact on our operations and financial results will be included in discontinued operations.

We had no entities newly classified as held for sale in 2015. As such, the combined financial information presented below represents only retail automotive dealerships and our car rental business that were classified as discontinued operations prior to adoption of ASU No. 2014-08:

	Year Ended December 31,
	2015	2014	2013
Revenues	$75.8	$206.8	$486.1
Pre-tax loss	(6.7)	(31.5)	(4.9)
Pre-tax gain on disposal	2.9	14.8	0.8

	December 31,
	2015	2014
Inventories	$6.2	$17.5
Other assets	6.9	138.1
Total assets	$13.1	$155.6
Floor plan notes payable (including non-trade)	$4.3	$14.6
Other liabilities	1.9	93.6
Total liabilities	$6.2	$108.2

In September 2015, one of our dealerships that previously met the criteria for classification as discontinued operations prior to the adoption of ASU No. 2014-08, that had been classified as held for sale, was reclassified as held and used. Combined financial information for the dealership returned to held and used is as follows:

	Year Ended December 31,
	2015	2014	2013
Revenues	$64.7	$54.8	$38.6
Pre-tax loss	(3.1)	(2.3)	(1.3)

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Divestitures

In February 2015, we divested our car rental business that included Hertz car rental franchises in the Memphis, Tennessee market and certain markets throughout Indiana. We received proceeds of $17.8 million from the sale excluding sales of car rental vehicles. In June 2015, we disposed of two U.S. retail automotive franchises: Nissan and Infiniti of San Francisco, California. The results of operations of these franchises and our car rental business are included in discontinued operations for the years ended December 31, 2015, 2014, and 2013.

In September 2015, we sold our 50% interest in our Max Cycles non-automotive joint venture, which operates BMW motorcycle dealerships. In October 2015, our Penske-Wynn Ferrari/Maserati joint venture sold substantially all of its assets to a third party. We accounted for both of these investments using the equity method of accounting. The equity earnings associated with these investments is included within continuing operations under the caption “Equity in earnings of affiliates” for the years ended December 31, 2015, 2014, and 2013.

In December 2015, we closed of one of our retail commercial truck used truck locations in New Mexico.  Additionally, in January 2016, we closed of one of our retail commercial truck parts locations in Oklahoma. The results of operations for these businesses are included in continuing operations for the years ended December 31, 2015 and 2014, as these businesses did not meet the criteria described above for discontinued operations treatment.

5. Inventories

Inventories consisted of the following:

	December 31,
	2015	2014
Retail automotive dealership new vehicles	$2,218.6	$1,803.4
Retail automotive dealership used vehicles	719.0	645.4
Retail automotive parts, accessories and other	113.6	104.3
Retail commercial truck dealership vehicles and parts	208.8	85.5
Commercial vehicle distribution vehicles and parts	203.5	197.8
Total inventories	$3,463.5	$2,836.4

We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $43.7 million, $39.7 million, and $34.1 million during the years ended December 31, 2015, 2014, and 2013, respectively.

6. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2015	2014
Buildings and leasehold improvements	$1,357.1	$1,227.1
Furniture, fixtures and equipment	662.6	542.1
Total	$2,019.7	$1,769.2
Less: Accumulated depreciation	(499.6)	(437.6)
Property and equipment, net	$1,520.1	$1,331.6

Approximately $27.1 million and $27.0 million of capitalized interest is included in buildings and leasehold improvements as of December 31, 2015 and 2014, respectively, and is being depreciated over the useful life of the

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

related assets.

7. Intangible Assets

Following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the years ended December 31, 2015 and 2014, net of accumulated impairment losses recorded prior to December 31, 2012 of $606.3 million and $37.1 million, respectively:

		Other Indefinite‑
		Lived Intangible
	Goodwill	Assets
Balance — December 31, 2013	$1,139.0	$295.6
Additions	165.4	101.0
Foreign currency translation	(34.0)	(10.0)
Balance — December 31, 2014	$1,270.4	$386.6
Additions	83.7	31.9
Foreign currency translation	(31.3)	(10.5)
Balance — December 31, 2015	$1,322.8	$408.0

Goodwill for our Retail Automotive reportable segment was $1,095.3 million and $1,053.6 million for the years ended December 31, 2015 and 2014, respectively. The changes to goodwill during 2015 represented additions of $63.9 million and adjustments for foreign currency translation of $23.5 million. The changes to goodwill during 2014 represented additions of $53.7 million and adjustments for foreign currency translation of $24.7 million. The additions in 2015 and 2014 related to our dealership acquisitions during those years.

Goodwill for our Retail Commercial Truck reportable segment was $147.5 million and $127.7 million for the years ended December 31, 2015 and 2014, respectively. The changes to goodwill during 2015 represented additions of $19.8 million related to our dealership acquisitions during the year. We acquired Premier Truck Group in 2014 and recorded $127.7 million of goodwill.

Goodwill for our Other reportable segment was $80.0 million and $89.1 million for the years ended December 31, 2015 and 2014, respectively. The changes to goodwill during 2015 represented adjustments for foreign currency translation.

We test for impairment of our intangible assets at least annually. We did not record any impairment charges relating to our intangible assets in 2015, 2014 or 2013.

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

The weighted average interest rate on floor plan borrowings was 1.5%, 1.7%, and 1.9% for 2015, 2014, and 2013, respectively, including for 2014 and 2013 the effect of the interest rate swap discussed in Note 10.  We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as “Floor plan notes payable—non-trade” on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.

9. Long‑Term Debt

Long‑term debt consisted of the following:

	December 31,
	2015	2014
U.S. credit agreement — revolving credit line	$160.0	$—
U.S. credit agreement — term loan	—	88.0
U.K. credit agreement — revolving credit line	70.7	121.5
U.K. credit agreement — term loan	—	18.7
U.K. credit agreement — overdraft line of credit	—	5.7
5.375% senior subordinated notes due 2024	300.0	300.0
5.75% senior subordinated notes due 2022	550.0	550.0
U.S. commercial truck capital loan	—	60.5
Australia working capital loan agreement	5.5	—
Mortgage facilities	165.8	169.7
Other	32.3	39.1
Total long-term debt	$1,284.3	$1,353.2
Less: current portion	(29.2)	(37.2)
Net long-term debt	$1,255.1	$1,316.0

Scheduled maturities of long‑term debt for each of the next five years and thereafter are as follows:

2016	$29.2
2017	18.0
2018	168.5
2019	22.2
2020	82.1
2021 and thereafter	964.3
Total long-term debt reported	$1,284.3

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

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of December 31, 2015, we had $160.0 million of revolver borrowings outstanding under the U.S. credit agreement.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a revolving credit agreement with the Royal Bank of Scotland plc (RBS) and BMW Financial Services (GB) Limited, and an additional demand overdraft line of credit with RBS (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes. In April 2015, we amended the U.K. credit agreement principally to increase the revolving borrowing capacity from £100.0 million to £150.0 million. The loans mature on the termination date of the facility, which is December 19, 2019. The revolving loans bear interest between defined LIBOR plus 1.35% and defined LIBOR plus 3.0% and the demand overdraft line of credit bears interest at the Bank of England Base Rate plus 1.75%. As of December 31, 2015, outstanding loans under the U.K. credit agreement amounted to £48.0 million ($70.7 million).

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

In 2012, our U.K. subsidiaries entered into a separate agreement with RBS, as agent for National Westminster Bank plc, providing for a £30.0 million term loan which was used for working capital and an acquisition. The term loan was repayable in £1.5 million quarterly installments through 2015 with a final payment of £7.5 million that was due

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

December 31, 2015. Interest on the term loan was between 2.675% and 4.325%, depending on the U.K. subsidiaries’ ratio of net borrowings to earnings before interest, taxes, depreciation and amortization (as defined). As of December 31, 2015, the term loan was fully repaid and no amounts were outstanding under the U.K. term loan.

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

5.75% Senior Subordinated Notes

In August 2012, we issued $550.0 million in aggregate principal amount of 5.75% Senior Subordinated Notes due 2022 (the “5.75% Notes”). Interest on the 5.75% Notes is payable semi‑annually on April 1 and October 1 of each year. The 5.75% Notes mature on October 1, 2022, unless earlier redeemed or purchased by us. The 5.75% Notes are  unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our existing 100% owned U.S. subsidiaries. The 5.75% Notes also contain customary negative covenants and events of default.

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

U.S. Commercial Truck Capital Loan

Through February 2015, the principal source of working capital of our PTG business was a working capital loan agreement with Mercedes-Benz Financial Services USA LLC with an amount outstanding of $60.5 million as of December 31, 2014. In February 2015, we repaid the outstanding principal balance using our U.S. revolving credit facility and we intend to continue to use the U.S. revolving credit facility to address PTG’s working capital needs.

Australia Working Capital Loan Agreement

Penske Commercial Vehicles Australia is party to a working capital loan agreement with Mercedes‑Benz Financial Services Australia Pty Ltd that provides it with up to AU $28.0 million ($20.4 million) of working capital availability. This agreement provides the lender with a secured interest in certain inventory and receivables of our commercial

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

vehicle distribution business. The loan bears interest at the Australian BBSW 30-day Bill Rate plus 2.35%. As of December 31, 2015, we had $5.5 million outstanding under the working capital loan agreement.

Mortgage Facilities

We are party to several mortgages that bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non‑payment of obligations, cross‑defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of December 31, 2015, we owed $165.8 million of principal under our mortgage facilities.

10. Derivatives and Hedging

Penske Commercial Vehicles Australia and Penske Power Systems sell vehicles, engines, parts and other products purchased from manufacturers in the U.S., Germany, and the U.K. In order to protect against exchange rate movements, Penske Commercial Vehicles Australia and Penske Power Systems enter into foreign exchange forward contracts against anticipated cash flows. The contracts are timed to mature when major shipments are scheduled to arrive in Australia and when receipt of payment from customers is expected. We classify our foreign exchange forward contracts as cash flow hedges and state them at fair value. We used Level 2 inputs to estimate the fair value of the foreign exchange forward contracts. The fair value of the contracts designated as hedging instruments was estimated to be a liability of $1.1 million and an asset of $1.1 million as of December 31, 2015 and 2014, respectively.

We previously were party to interest rate swap agreements through December 2014 pursuant to which the LIBOR portion of $300.0 million of our floating rate floor plan debt was fixed at a rate of 2.135% and $100.0 million of our floating rate floor plan debt was fixed at a rate of 1.55%. During the year ended December 31, 2014, the swaps increased the weighted average interest rate on our floor plan borrowings by approximately 30 basis points. We are not party to any interest rate swap agreements, and were not party to any such agreements during 2015.

11. Commitments and Contingent Liabilities

We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of December 31, 2015, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material effect on our results of operations, financial condition or cash flows.

We have historically structured our operations so as to minimize ownership of real property. As a result, we lease or sublease substantially all of our facilities. These leases are generally for a period of between 5 and 20 years, and are typically structured to include renewal options at our election. We estimate the total rent obligations under these leases, including any extension periods we may exercise at our discretion and assuming constant consumer price indices, to be $5.1 billion. Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined. For these leases, non‑compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of the other lease covenants gives rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Minimum future rental payments required under operating leases in effect as of December 31, 2015 are as follows:

2016	$223.0
2017	219.3
2018	215.8
2019	213.0
2020	210.6
2021 and thereafter	3,978.3
$5,060.0

Rent expense for the years ended December 31, 2015, 2014, and 2013 amounted to $201.8 million, $191.3 million, and $173.7 million, respectively.

We have sold a number of dealerships to third parties and, as a condition to certain of those sales, remain liable for the lease payments relating to the properties on which those businesses operate in the event of non‑payment by the buyer. We are also party to lease agreements on properties that we no longer use in our retail operations that we have sublet to third parties. We rely on subtenants to pay the rent and maintain the property at these locations. In the event the subtenant does not perform as expected, we may not be able to recover amounts owed to us and we could be required to fulfill these obligations. We believe we have made appropriate reserves relating to these locations.  The aggregate rent paid by the tenants on those properties in 2015 was approximately $23.7 million, and, in aggregate, we currently guarantee or are otherwise liable for approximately $248.2 million of these lease payments, including lease payments during available renewal periods.

We hold a 9.0% ownership interest in PTL. Historically, General Electric Capital Corporation (“GECC”) provided PTL with a majority of its financing though PTL has refinanced all of its GECC indebtedness. As part of that refinancing, we and the other PTL partners created a new company (“Holdings”), which, together with GECC, co‑issued $700.0 million of 3.8% senior unsecured notes due 2019 (the “Holdings Bonds”). GECC agreed to be a co‑obligor of the Holdings Bonds in order to achieve lower interest rates on the Holdings Bonds. Additional capital contributions from the members may be required to fund interest and principal payments on the Holdings Bonds to the extent Holdings is unable to pay those amounts. We have agreed to indemnify GECC for 9.0% of any principal or interest that GECC is required to pay on these bonds and pay GECC an annual fee of approximately $0.95 million for acting as obligor. The maximum amount of our contingent obligations to GECC under this agreement is 9.0% of the required principal repayment due in 2019 (which is expected to be $63.1 million) and 9.0% of interest payments under the Holdings Bonds, plus fees and default interest, if any.

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

We have $24.1 million of letters of credit outstanding as of December 31, 2015, and have posted $17.2 million of surety bonds in the ordinary course of business.

12. Related Party Transactions

We sometimes pay to and/or receive fees from Penske Corporation and its affiliates for services rendered in the normal course of business, or to reimburse payments made to third parties on each other’s behalf. These transactions are

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

reviewed periodically by our Audit Committee and reflect the provider’s cost or an amount mutually agreed upon by both parties. During 2015, 2014, and 2013, Penske Corporation and its affiliates billed us $6.7 million, $7.3 million, and $6.3 million, respectively, and we billed Penske Corporation and its affiliates $101 thousand, $56 thousand, and $24 thousand, respectively, for such services. As of December 31, 2015 and 2014, we had $64 thousand and $14 thousand of receivables from and $0.6 million and $0.7 million of payables to Penske Corporation and its subsidiaries, respectively.

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

We are a 9.0% limited partner of PTL, a leading provider of transportation and supply chain services.  PTL is owned 41.1% by Penske Corporation, 9.0% by us, 29.9% by GECC and 20.0% by Mitsui & Co. Among other things, the relevant agreements provide us with specified distribution and governance rights and restrict our ability to transfer our interests. In 2015, 2014, and 2013, we received $13.8 million, $11.6 million, and $9.9 million, respectively, from PTL in pro rata cash dividends.  In 2014, we formed a venture with PTL, Penske Commercial Leasing Australia. The venture combines PTL’s fleet operations expertise with our market knowledge of commercial vehicles to rent heavy-duty commercial vehicles in Australia. This venture is accounted for as an equity method investment as discussed in Note 2.

In 2014, we acquired Transportation Resource Partners’ (“TRP”) ownership interest in PTG for $58.8 million, increasing our ownership to 91%. TRP is an organization that invests in transportation-related industries in which our CEO, Roger S. Penske, is a managing member.

From time to time we enter into joint venture relationships in the ordinary course of business, pursuant to which we own and operate automotive dealerships together with other investors. We may also provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of December 31, 2015, our automotive joint venture relationships were as follows:

		Ownership
Location	Dealerships	Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Sprinter, Porsche, smart	81.03	% (A) (C)
Greenwich, Connecticut	Mercedes-Benz	80.00	% (B) (C)
Northern Italy	BMW, MINI, Maserati	70.00	% (C)
Aachen, Germany	Audi, Citroën, Kia, Maserati, SEAT, Skoda, Toyota, Volkswagen	60.00	% (D)
Frankfurt, Germany	Lexus, Toyota, Volkswagen	50.00	% (E)
Barcelona, Spain	BMW, MINI	50.00	% (E)

(a)

An entity controlled by one of our directors, Lucio A. Noto (the “Investor”), owns an 18.97% interest in this joint venture which entitles the Investor to 20% of the joint venture’s operating profits. In addition, the Investor has an option to purchase up to a total 20% interest in the joint venture for specified amounts.

(b)	An entity controlled by one of our directors, Lucio A. Noto, owns a 20% interest in this joint venture.
(c)	Entity is consolidated in our financial statements.
(d)	Entity is consolidated in our financial statements as a result of our purchase of an additional 10% interest in this joint venture in the third quarter of 2015.
(e)	Entity is accounted for using the equity method of accounting.

Additionally, we are party to non-automotive joint ventures including our investments in Penske Commercial Leasing Australia (45%), Penske Vehicle Services (31%), and National Powersport Auctions (7%) that are accounted for under

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

the equity method as more fully discussed in Note 2, and our controlling interests in PTG (96%) and i.M. Branded (90%) that are consolidated in our financial statements.

13. Stock‑Based Compensation

Key employees, outside directors, consultants and advisors of PAG are eligible to receive stock‑based compensation pursuant to the terms of our new 2015 Equity Incentive Plan (the “2015 Plan”) and our expired 2012 Equity Incentive Plan (the “2012 Plan”). Each of these plans allow for the issuance of shares for stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other awards. The 2015 Plan is a five year plan which allows for up to 4,000,000 awards of which 3,959,566 shares of common stock were available for grant as of December 31, 2015. The 2012 Plan was a three year plan which originally allowed for 2,000,000 awards of which, as of December 31, 2015, no shares were available for grant due to the 2012 Plan’s expiration in 2015; however, outstanding awards granted under this plan will remain subject to the terms of the 2012 Plan. Compensation expense related to these plans was $14.1 million, $12.8 million, and $9.8 million during 2015, 2014, and 2013, respectively.

Restricted Stock

During 2015, 2014, and 2013, we granted 295,148, 314,677, and 448,026 shares, respectively, of restricted common stock and restricted stock units at no cost to participants under the plan. These awards provide the holder voting and dividend rights prior to vesting. The awards are subject to forfeiture and are non‑transferable, which restrictions generally lapse over a four year period from the grant date at a rate of 15%, 15%, 20% and 50% per year. We have determined that the grant date quoted market price of the underlying common stock is the appropriate measure of compensation cost. This cost is amortized as expense over the restriction period. As of December 31, 2015, there was $20.6 million of unrecognized compensation cost related to the restricted stock, which is expected to be recognized over the restricted period.

Presented below is a summary of the status of our restricted stock as of December 31, 2015 and 2014, and changes during the year ended December 31, 2015:

		Weighted Average	Aggregate
	Shares	Grant‑Date Fair Value	Intrinsic‑Value
December 31, 2014	1,102,385	$30.78
Granted	295,148	47.98
Vested	(376,092)	22.83
Forfeited	(39,706)	37.39
December 31, 2015	981,735	$32.43	$41.6

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

14. Equity

A summary of shares repurchased under our securities repurchase program, and shares acquired, is as follows:

	Year Ended December 31,
	2015	2014	2013
Shares repurchased (1)	854,313	175,000	410,000
Aggregate purchase price	$40.9	$8.0	$12.7
Average purchase price per share	$47.86	$45.95	$30.93

Shares acquired (2)	156,383	160,350	97,818
Aggregate purchase price	$8.0	$7.5	$3.1
Average purchase price per share	$51.05	$46.48	$32.13

(1)	Shares were repurchased under our securities repurchase program. As of December 31, 2015, we have $200.0 million in repurchase authorization under the repurchase program.
(2)	Shares were acquired from employees in connection with a net share settlement feature of employee equity awards.

15. Accumulated Other Comprehensive Income/(Loss)

Changes in accumulated other comprehensive income/(loss) by component and the reclassifications out of accumulated other comprehensive income/(loss) during the years ended December 31, 2015, 2014, and 2013 attributable to Penske Automotive Group common stockholders follows:

			Accumulated
	Foreign		Other
	Currency		Comprehensive
	Translation	Other	Income (Loss)
Balance at January 1, 2013	$0.4	$(7.2)	$(6.8)
Other comprehensive income before reclassifications	11.9	3.0	14.9
Amounts reclassified from accumulated other comprehensive income — net of tax provision (benefit) of ($0.5) and $2.9, respectively	(0.9)	4.4	3.5
Net current-period other comprehensive income	11.0	7.4	18.4
Balance at December 31, 2013	$11.4	$0.2	$11.6
Other comprehensive income before reclassifications	(63.1)	(6.7)	(69.8)
Amounts reclassified from accumulated other comprehensive income — net of tax provision $3.2	—	4.9	4.9
Net current-period other comprehensive income	(63.1)	(1.8)	(64.9)
Balance at December 31, 2014	$(51.7)	$(1.6)	$(53.3)
Other comprehensive income before reclassifications	(61.8)	(7.4)	(69.2)
Amounts reclassified from accumulated other comprehensive income — net of tax provision of $0.0	—	—	—
Net current-period other comprehensive income	(61.8)	(7.4)	(69.2)
Balance at December 31, 2015	$(113.5)	$(9.0)	$(122.5)

Within the amounts reclassified from accumulated other comprehensive income in 2014 and 2013, the amounts associated with “Other” relate to interest rate swaps and are included in floor plan interest expense, and the amounts associated with “Foreign Currency Translation” are included in selling, general and administrative expenses.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

16. Income Taxes

Income taxes relating to income from continuing operations consisted of the following:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$61.8	$51.2	$6.5
State and local	11.5	7.9	5.0
Foreign	40.1	43.5	34.2
Total current	$113.4	$102.6	$45.7
Deferred:
Federal	40.1	42.9	71.3
State and local	8.4	9.3	9.5
Foreign	(3.9)	(1.7)	(3.2)
Total deferred	$44.6	$50.5	$77.6
Income taxes relating to continuing operations	$158.0	$153.1	$123.3

Income taxes relating to income from continuing operations varied from the U.S. federal statutory income tax rate due to the following:

	Year Ended December 31,
	2015	2014	2013
Income taxes relating to continuing operations at federal statutory rate of 35%	$172.2	$160.3	$130.1
State and local income taxes, net of federal taxes	13.3	11.0	8.7
Non-U.S. income taxed at other rates	(27.4)	(17.7)	(15.8)
Other	(0.1)	(0.5)	0.3
Income taxes relating to continuing operations	$158.0	$153.1	$123.3

The components of deferred tax assets and liabilities as of December 31, 2015 and 2014 were as follows:

	2015	2014
Deferred Tax Assets
Accrued liabilities	$67.5	$72.1
Net operating loss carryforwards	17.9	16.0
Other	26.2	8.4
Total deferred tax assets	111.6	96.5
Valuation allowance	(17.3)	(18.2)
Net deferred tax assets	94.3	78.3
Deferred Tax Liabilities
Depreciation and amortization	(198.1)	(187.6)
Partnership investments	(285.5)	(253.0)
Convertible notes	(7.5)	(10.0)
Other	(6.1)	(3.5)
Total deferred tax liabilities	(497.2)	(454.1)
Net deferred tax liabilities	$(402.9)	$(375.8)

We do not provide for U.S. taxes relating to undistributed earnings or losses of our non-U.S. subsidiaries. Income from continuing operations before income taxes of non-U.S. subsidiaries (which subsidiaries are predominately in the U.K.)

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

was $182.5 million, $170.6 million, and $134.7 million during 2015, 2014, and 2013, respectively. It is our belief that such earnings will be indefinitely reinvested in the companies that produced them. As of December 31, 2015, we have not provided U.S. federal income taxes on a total temporary difference of  $790.0 million related to the excess of financial reporting basis over tax basis in the non-U.S. subsidiaries.

As of December 31, 2015, we have $63.4 million of state net operating loss carryforwards in the U.S. that expire at various dates beginning in 2016 through 2035, U.S. federal and state credit carryforwards of $2.5 million that will not expire, U.K. net operating loss carryforwards of $0.2 million that will not expire, U.K. capital loss carryforwards of $5.6 million that will not expire, German net operating loss carryforwards of $18.5 million that will not expire, Australia net operating loss carryforwards of $21.5 million that will not expire, New Zealand net operating loss carryforwards of $1.7 million that will not expire and Italian net operating loss carryforwards of $0.1 million that will not expire. We utilized $20.3 million of state net operating loss carryforwards in the U.S. in 2015.

A valuation allowance of $2.0 million has been recorded against the state net operating loss carryforwards in the U.S. and a valuation allowance of $0.3 million has been recorded against the state credit carryforwards in the U.S. as of December 31, 2015. A valuation allowance of $7.2 million has been recorded against German net operating losses and other deferred tax assets. A  valuation allowance of $7.8 million has been recorded against U.K. deferred tax assets related to buildings as of December 31, 2015.

Generally accepted accounting principles relating to uncertain income tax positions prescribe a minimum recognition threshold a tax position is required to meet before being recognized, and provides guidance on the derecognition, measurement, classification, and disclosure relating to income taxes. The movement in uncertain tax positions for the years ended December 31, 2015, 2014, and 2013 were as follows:

	2015	2014	2013
Uncertain tax positions—January 1	$13.1	$14.0	$14.7
Gross increase—tax position in prior periods	0.2	0.2	0.3
Gross decrease—tax position in prior periods	—	(0.6)	(0.8)
Gross increase—current period tax position	—	0.1	0.1
Settlements	—	—	(0.4)
Lapse in statute of limitations	—	—	(0.1)
Foreign exchange	(0.5)	(0.6)	0.2
Uncertain tax positions—December 31	$12.8	$13.1	$14.0

We have elected to include interest and penalties in our income tax expense. The total interest and penalties included within uncertain tax positions at December 31, 2015 was $2.9 million. We do not expect a significant change to the amount of uncertain tax positions within the next twelve months. Our U.S. federal returns remain open to examination for 2012 through 2014 and various non-U.S. and U.S. state jurisdictions are open for periods ranging from 2002 through 2014. The portion of the total amount of uncertain tax positions as of December 31, 2015 that would, if recognized, impact the effective tax rate was $12.6 million.

We have classified our tax reserves as a long‑term obligation on the basis that management does not expect to make payments relating to those reserves within the next twelve months.

17. Segment Information

Our operations are organized by management into operating segments by line of business and geography. We have determined that we have three reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of retail automotive dealership operations, (ii) Retail Commercial Truck, consisting of our U.S. retail commercial truck dealership operations, and (iii) Other, consisting of our commercial

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

vehicle and power systems distribution operations and our other investments in non-automotive operations. The Retail Automotive reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and our retail automotive joint ventures. The individual dealership operations included in the Retail Automotive reportable segment have been grouped into four geographic operating segments: Eastern, Central, and Western United States and International. The geographic operating segments have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The accounting policies of the segments are the same and are described in Note 1.

The following table summarizes revenues, floor plan interest expense, other interest expense, depreciation, equity in earnings of affiliates, and income (loss) from continuing operations before certain non‑recurring items and income taxes, which is the measure by which management allocates resources to its segments and which we refer to as adjusted segment income (loss), for each of our reportable segments. Adjusted segment income excludes the items in the table below in order to enhance the comparability of segment income from period to period.

		Retail
	Retail	Commercial		Intersegment
	Automotive	Truck	Other	Elimination	Total
Revenues
2015	$17,896.3	$944.1	$446.4	$(1.9)	$19,284.9
2014	16,657.5	125.6	454.0	(5.1)	17,232.0
2013	14,329.9	—	152.6	—	14,482.5
Floor plan interest expense
2015	$41.3	$2.0	$1.2	$—	$44.5
2014	45.1	0.3	1.1	—	46.5
2013	42.8	—	0.6	—	43.4
Other interest expense
2015	$56.8	$3.8	$8.8	$—	$69.4
2014	46.9	0.9	5.0	—	52.8
2013	44.2	—	1.1	—	45.3
Depreciation
2015	$71.3	$2.0	$4.7	$—	$78.0
2014	67.1	0.5	2.6	—	70.2
2013	59.1	—	0.5	—	59.6
Equity in earnings of affiliates
2015	$4.4	$—	$34.9	$—	$39.3
2014	3.8	6.5	30.5	—	40.8
2013	4.9	1.2	24.6	—	30.7
Adjusted segment income
2015	$420.4	$35.4	$36.1	$—	$491.9
2014	390.1	11.7	40.1	—	441.9
2013	338.3	1.2	32.3	—	371.8

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

The following table reconciles total adjusted segment income to consolidated income from continuing operations before income taxes:

	Year Ended December 31,
	2015	2014	2013
Adjusted segment income	$491.9	$441.9	$371.8
Gain on investment	—	16.0	—
Income from continuing operations before income taxes	$491.9	$457.9	$371.8

Total assets, equity method investments, and capital expenditures by reporting segment are as set forth in the table below:

		Retail
	Retail	Commercial		Intersegment
	Automotive	Truck	Other	Elimination	Total
Total assets (1)
2015	$6,691.4	$525.5	$805.8	$—	$8,022.7
2014	5,920.4	366.1	942.1	(0.4)	7,228.2
Equity method investments
2015	$38.3	$—	$298.1	$—	$336.4
2014	62.8	—	290.0	—	352.8
Capital expenditures
2015	$187.7	$4.5	$7.3	$—	$199.5
2014	170.8	0.4	4.9	—	176.1
2013	175.0	—	—	—	175.0

(1)As discussed in Note 4, we treated the operations of our car rental business as discontinued operations. The associated assets have been reclassified to “Assets held for sale” as of December 31, 2015 and 2014 on the Consolidated Balance Sheets and therefore are still included within the Other segment in total assets above.

The following table presents certain data by geographic area:

	Year Ended December 31,
	2015	2014	2013
Revenue from external customers:
U.S.	$11,806.9	$10,435.9	$9,238.9
Non-U.S.	7,478.0	6,796.1	5,243.6
Total revenue from external customers	$19,284.9	$17,232.0	$14,482.5
Long-lived assets, net:
U.S.	$1,256.8	$1,177.0
Non-U.S.	627.0	534.0
Total long-lived assets	$1,883.8	$1,711.0

The Company’s non-U.S. operations are predominantly based in the U.K.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

The following tables present our revenue from external customers by product type for our Retail Automotive and Retail Commercial Truck segments:

	Year Ended December 31,
Retail Automotive Dealership Revenue	2015	2014	2013
New vehicle	$9,208.9	$8,698.8	$7,528.2
Used vehicle	5,425.5	4,971.1	4,201.3
Finance and insurance, net	478.3	436.0	370.4
Service and parts	1,830.7	1,716.9	1,531.7
Fleet and wholesale	952.9	834.7	698.3
Total retail automotive dealership revenue	$17,896.3	$16,657.5	$14,329.9

	Year Ended December 31,
Retail Commercial Truck Dealership Revenue	2015	2014 (1)	2013 (1)
New truck	$572.5	$78.7	$—
Used truck	58.7	9.5	—
Finance and insurance, net	6.7	0.9	—
Service and parts	286.0	33.9	—
Lease, rental and wholesale	20.2	2.6	—
Total retail commercial truck dealership revenue	$944.1	$125.6	$—

(1)

As we acquired a controlling interest in Premier Truck Group in November 2014, information for the year ended December 31, 2014 represents revenues since our date of acquisition in November 2014. We reported no revenues for this segment for the year ended December 31, 2013.

18. Summary of Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2015 (1)(2)
Total revenues	$4,482.9	$4,920.6	$4,960.1	$4,921.3
Gross profit	689.9	731.3	729.2	717.1
Net income	75.9	95.7	87.5	71.3
Net income attributable to Penske Automotive Group common stockholders	75.2	94.0	86.6	70.3
Diluted earnings per share attributable to Penske Automotive Group common stockholders	$0.83	$1.04	$0.96	$0.78
2014 (1)(2)
Total revenues	$4,025.2	$4,384.5	$4,396.7	$4,425.6
Gross profit	615.1	656.4	647.6	660.1
Net income	67.9	73.9	75.1	73.2
Net income attributable to Penske Automotive Group common stockholders	67.5	72.9	74.5	71.8
Diluted earnings per share attributable to Penske Automotive Group common stockholders	$0.75	$0.81	$0.83	$0.80

(1)	As discussed in Note 4, we have treated the operations of certain entities as discontinued operations. The results for all periods have been restated to reflect such treatment.
(2)	Per share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year per share amounts due to rounding.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

19. Condensed Consolidating Financial Information

The following tables include condensed consolidating financial information as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014, and 2013 for Penske Automotive Group, Inc. (as the issuer of the 5.75% and 5.375% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing non-U.S. entities). Guarantor subsidiaries are directly or indirectly 100% owned by PAG, and the guarantees are full and unconditional, and joint and several. The guarantees may be released under certain circumstances upon resale, or transfer by us of the stock of the related guarantor or all or substantially all of the assets of the guarantor to a non-affiliate.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2015

			Penske
	Total		Automotive	Guarantor	Non‑Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In millions)
Cash and cash equivalents	$62.4	$—	$—	$—	$62.4
Accounts receivable, net	782.3	(430.4)	430.4	400.8	381.5
Inventories	3,463.5	—	—	1,650.5	1,813.0
Other current assets	86.8	—	3.9	29.5	53.4
Assets held for sale	13.1	—	—	8.9	4.2
Total current assets	4,408.1	(430.4)	434.3	2,089.7	2,314.5
Property and equipment, net	1,520.1	—	4.0	822.0	694.1
Intangible assets	1,730.8	—	—	878.5	852.3
Equity method investments	336.4	—	298.2	—	38.2
Other long-term assets	27.3	(2,253.4)	2,268.0	7.2	5.5
Total assets	$8,022.7	$(2,683.8)	$3,004.5	$3,797.4	$3,904.6
Floor plan notes payable	$2,247.2	$—	$—	$1,295.0	$952.2
Floor plan notes payable—non-trade	1,132.4	—	154.7	339.8	637.9
Accounts payable	493.8	—	4.8	143.3	345.7
Accrued expenses	378.1	(430.4)	0.1	112.3	696.1
Current portion of long-term debt	29.2	—	—	6.9	22.3
Liabilities held for sale	6.2	—	—	4.4	1.8
Total current liabilities	4,286.9	(430.4)	159.6	1,901.7	2,656.0
Long-term debt	1,255.1	(256.4)	1,010.0	109.2	392.3
Deferred tax liabilities	433.4	—	—	413.4	20.0
Other long-term liabilities	212.4	—	—	68.9	143.5
Total liabilities	6,187.8	(686.8)	1,169.6	2,493.2	3,211.8
Total equity	1,834.9	(1,997.0)	1,834.9	1,304.2	692.8
Total liabilities and equity	$8,022.7	$(2,683.8)	$3,004.5	$3,797.4	$3,904.6

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2014

			Penske
	Total		Automotive	Guarantor	Non‑Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In millions)
Cash and cash equivalents	$36.3	$—	$—	$—	$36.3
Accounts receivable, net	707.1	(409.6)	409.6	392.6	314.5
Inventories	2,836.4	—	—	1,481.5	1,354.9
Other current assets	124.8	—	4.5	58.3	62.0
Assets held for sale	155.6	—	—	150.9	4.7
Total current assets	3,860.2	(409.6)	414.1	2,083.3	1,772.4
Property and equipment, net	1,331.6	—	4.3	754.6	572.7
Intangible assets	1,657.0	—	—	817.9	839.1
Equity method investments	352.8	—	285.5	—	67.3
Other long-term assets	26.6	(1,990.8)	2,005.0	4.4	8.0
Total assets	$7,228.2	$(2,400.4)	$2,708.9	$3,660.2	$3,259.5
Floor plan notes payable	$1,812.6	$—	$—	$1,102.0	$710.6
Floor plan notes payable—non-trade	933.8	—	86.8	398.1	448.9
Accounts payable	422.5	—	2.9	208.3	211.3
Accrued expenses	316.0	(409.6)	—	123.3	602.3
Current portion of long-term debt	37.2	—	—	4.6	32.6
Liabilities held for sale	108.2	—	—	105.9	2.3
Total current liabilities	3,630.3	(409.6)	89.7	1,942.2	2,008.0
Long-term debt	1,316.0	(247.0)	938.0	116.1	508.9
Deferred tax liabilities	409.9	—	—	385.6	24.3
Other long-term liabilities	190.8	—	—	66.9	123.9
Total liabilities	5,547.0	(656.6)	1,027.7	2,510.8	2,665.1
Total equity	1,681.2	(1,743.8)	1,681.2	1,149.4	594.4
Total liabilities and equity	$7,228.2	$(2,400.4)	$2,708.9	$3,660.2	$3,259.5

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2015

			Penske
	Total		Automotive	Guarantor	Non‑Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In millions)
Revenues	$19,284.9	$—	$—	$10,152.4	$9,132.5
Cost of sales	16,417.4	—	—	8,582.4	7,835.0
Gross profit	2,867.5	—	—	1,570.0	1,297.5
Selling, general and administrative expenses	2,223.0	—	23.6	1,193.0	1,006.4
Depreciation	78.0	—	1.6	42.0	34.4
Operating income	566.5	—	(25.2)	335.0	256.7
Floor plan interest expense	(44.5)	—	(2.8)	(22.0)	(19.7)
Other interest expense	(69.4)	—	(45.6)	(5.3)	(18.5)
Equity in earnings of affiliates	39.3	—	34.8	—	4.5
Equity in earnings of subsidiaries	—	(527.0)	527.0	—	—
Income from continuing operations before income taxes	491.9	(527.0)	488.2	307.7	223.0
Income taxes	(158.0)	170.5	(158.0)	(117.4)	(53.1)
Income from continuing operations	333.9	(356.5)	330.2	190.3	169.9
(Loss) income from discontinued operations, net of tax	(3.5)	4.0	(4.0)	(1.4)	(2.1)
Net income	330.4	(352.5)	326.2	188.9	167.8
Other comprehensive income (loss), net of tax	(70.3)	62.9	(70.3)	—	(62.9)
Comprehensive income	260.1	(289.6)	255.9	188.9	104.9
Less: Comprehensive income attributable to non-controlling interests	3.2	1.1	(1.1)	—	3.2
Comprehensive income attributable to Penske Automotive Group common stockholders	$256.9	$(290.7)	$257.0	$188.9	$101.7

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2014

			Penske
	Total		Automotive	Guarantor	Non‑Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In millions)
Revenues	$17,232.0	$—	$—	$9,589.0	$7,643.0
Cost of sales	14,652.8	—	—	8,092.5	6,560.3
Gross profit	2,579.2	—	—	1,496.5	1,082.7
Selling, general and administrative expenses	2,008.6	—	28.7	1,133.9	846.0
Depreciation	70.2	—	1.3	37.8	31.1
Operating income	500.4	—	(30.0)	324.8	205.6
Floor plan interest expense	(46.5)	—	(10.4)	(20.7)	(15.4)
Other interest expense	(52.8)	—	(29.8)	(5.0)	(18.0)
Gain on investment	16.0	—	16.0	—	—
Equity in earnings of affiliates	40.8	—	36.5	—	4.3
Equity in earnings of subsidiaries	—	(473.2)	473.2	—	—
Income from continuing operations before income taxes	457.9	(473.2)	455.5	299.1	176.5
Income taxes	(153.1)	157.9	(152.0)	(110.3)	(48.7)
Income from continuing operations	304.8	(315.3)	303.5	188.8	127.8
(Loss) income from discontinued operations, net of tax	(14.7)	16.8	(16.8)	(2.4)	(12.3)
Net income	290.1	(298.5)	286.7	186.4	115.5
Other comprehensive income (loss), net of tax	(66.2)	62.5	(66.2)	4.7	(67.2)
Comprehensive income	223.9	(236.0)	220.5	191.1	48.3
Less: Comprehensive income attributable to non-controlling interests	2.1	1.4	(1.4)	—	2.1
Comprehensive income attributable to Penske Automotive Group common stockholders	$221.8	$(237.4)	$221.9	$191.1	$46.2

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2013

			Penske
	Total		Automotive	Guarantor	Non‑Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In millions)
Revenues	$14,482.5	$—	$—	$8,534.2	$5,948.3
Cost of sales	12,281.5	—	—	7,178.5	5,103.0
Gross profit	2,201.0	—	—	1,355.7	845.3
Selling, general and administrative expenses	1,711.6	—	21.4	1,025.9	664.3
Depreciation	59.6	—	1.8	33.8	24.0
Operating income	429.8	—	(23.2)	296.0	157.0
Floor plan interest expense	(43.4)	—	(9.6)	(19.5)	(14.3)
Other interest expense	(45.3)	—	(26.1)	(1.9)	(17.3)
Equity in earnings of affiliates	30.7	—	25.5	—	5.2
Equity in earnings of subsidiaries	—	(406.1)	406.1	—	—
Income from continuing operations before income taxes	371.8	(406.1)	372.7	274.6	130.6
Income taxes	(123.3)	135.0	(123.9)	(100.4)	(34.0)
Income from continuing operations	248.5	(271.1)	248.8	174.2	96.6
(Loss) income from discontinued operations, net of tax	(2.8)	4.6	(4.6)	0.9	(3.7)
Net income	245.7	(266.5)	244.2	175.1	92.9
Other comprehensive income (loss), net of tax	18.9	(9.8)	18.9	4.0	5.8
Comprehensive income	264.6	(276.3)	263.1	179.1	98.7
Less: Comprehensive income attributable to non-controlling interests	2.0	(0.5)	0.5	—	2.0
Comprehensive income attributable to Penske Automotive Group common stockholders	$262.6	$(275.8)	$262.6	$179.1	$96.7

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2015

		Penske
	Total	Automotive	Guarantor	Non‑Guarantor
	Company	Group	Subsidiaries	Subsidiaries
	(In millions)
Net cash provided by (used in) continuing operating activities	$391.5	$(4.9)	$230.3	$166.1
Investing activities:
Purchase of equipment and improvements	(199.5)	(1.3)	(119.7)	(78.5)
Acquisitions, net	(156.9)	—	(93.2)	(63.7)
Other	4.7	—	—	4.7
Net cash used in continuing investing activities	(351.7)	(1.3)	(212.9)	(137.5)
Financing activities:
Net (repayments) borrowings of long-term debt	(62.1)	72.0	(4.9)	(129.2)
Net borrowings (repayments) of floor plan notes payable—non-trade	154.2	67.9	(58.3)	144.6
Payment of deferred financing fees	(1.8)	—	—	(1.8)
Repurchases of common stock	(48.9)	(48.9)	—	—
Dividends	(84.8)	(84.8)	—	—
Other	(5.9)	—	—	(5.9)
Distributions from (to) parent	—	—	8.8	(8.8)
Net cash (used in) provided by continuing financing activities	(49.3)	6.2	(54.4)	(1.1)
Net cash provided by discontinued operations	37.0	—	37.0	—
Effect of exchange rate changes on cash and cash equivalents	(1.4)	—	—	(1.4)
Net change in cash and cash equivalents	26.1	—	—	26.1
Cash and cash equivalents, beginning of period	36.3	—	—	36.3
Cash and cash equivalents, end of period	$62.4	$—	$—	$62.4

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2014

		Penske
	Total	Automotive	Guarantor	Non‑Guarantor
	Company	Group	Subsidiaries	Subsidiaries
	(In millions)
Net cash provided by (used in) continuing operating activities	$359.3	$(70.7)	$209.7	$220.3
Investing activities:
Purchase of equipment and improvements	(176.1)	(1.7)	(101.2)	(73.2)
Acquisitions, net	(355.0)	—	(175.3)	(179.7)
Other	(22.6)	4.2	—	(26.8)
Net cash (used in) provided by continuing investing activities	(553.7)	2.5	(276.5)	(279.7)
Financing activities:
Issuance of 5.375% senior subordinated notes	300.0	300.0	—	—
Net (repayments) borrowings of long-term debt	(71.3)	(100.0)	9.0	19.7
Net borrowings (repayments) of floor plan notes payable—non-trade	26.1	(41.4)	35.9	31.6
Payment of deferred financing fees	(4.4)	(4.4)	—	—
Repurchases of common stock	(15.5)	(15.5)	—	—
Dividends	(70.5)	(70.5)	—	—
Other	0.3	—	—	0.3
Distributions from (to) parent	—	—	5.5	(5.5)
Net cash provided by continuing financing activities	164.7	68.2	50.4	46.1
Net cash provided by discontinued operations	17.0	—	3.3	13.7
Effect of exchange rate changes on cash and cash equivalents	(1.3)	—	—	(1.3)
Net change in cash and cash equivalents	(14.0)	—	(13.1)	(0.9)
Cash and cash equivalents, beginning of period	50.3	—	13.1	37.2
Cash and cash equivalents, end of period	$36.3	$—	$—	$36.3

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2013

		Penske
	Total	Automotive	Guarantor	Non‑Guarantor
	Company	Group	Subsidiaries	Subsidiaries
	(In millions)
Net cash provided by continuing operating activities	$298.9	$46.5	$18.4	$234.0
Investing activities:
Purchase of equipment and improvements	(175.0)	(1.3)	(116.7)	(57.0)
Acquisitions, net	(314.0)	—	(103.4)	(210.6)
Other	(2.6)	(17.5)	10.7	4.2
Net cash used in continuing investing activities	(491.6)	(18.8)	(209.4)	(263.4)
Financing activities:
Net borrowings of long-term debt	81.1	28.0	2.7	50.4
Net borrowings (repayments) of floor plan notes payable—non-trade	191.1	16.1	181.1	(6.1)
Repurchases of common stock	(15.8)	(15.8)	—	—
Dividends	(56.0)	(56.0)	—	—
Other	0.2	—	—	0.2
Distributions from (to) parent	—	—	0.9	(0.9)
Net cash provided by (used in) continuing financing activities	200.6	(27.7)	184.7	43.6
Net cash (used in) provided by discontinued operations	(1.5)	—	(15.4)	13.9
Net change in cash and cash equivalents	6.4	—	(21.7)	28.1
Cash and cash equivalents, beginning of period	43.9	—	34.8	9.1
Cash and cash equivalents, end of period	$50.3	$—	$13.1	$37.2

Schedule II

PENSKE AUTOMOTIVE GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In millions)

	Balance at			Balance
	Beginning		Deductions,	at End
Description	of Year	Additions	Recoveries, & Other	of Year
Year Ended December 31, 2015
Allowance for doubtful accounts	$3.5	$1.7	$(1.0)	$4.2
Tax valuation allowance	18.2	0.3	(1.2)	17.3
Year Ended December 31, 2014
Allowance for doubtful accounts	$2.9	$1.0	$(0.4)	$3.5
Tax valuation allowance	14.6	4.3	(0.7)	18.2
Year Ended December 31, 2013
Allowance for doubtful accounts	$2.8	$0.8	$(0.7)	$2.9
Tax valuation allowance	14.6	1.6	(1.6)	14.6