Form 10-Q
period 2016-03-31
PENSKE AUTOMOTIVE GROUP, INC.
filed 2016-04-27
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of April 21, 2016, there were 85,314,513 shares of voting common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
	(In millions, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$45.6	$62.4
Accounts receivable, net of allowance for doubtful accounts of $4.0 and $4.2	835.6	782.3
Inventories	3,513.4	3,463.5
Other current assets	101.5	85.6
Assets held for sale	9.8	13.1
Total current assets	4,505.9	4,406.9
Property and equipment, net	1,545.8	1,520.1
Goodwill	1,325.6	1,322.8
Other indefinite-lived intangible assets	409.2	408.0
Equity method investments	366.6	336.4
Other long-term assets	19.8	19.2
Total assets	$8,172.9	$8,013.4
LIABILITIES AND EQUITY
Floor plan notes payable	$2,262.5	$2,247.2
Floor plan notes payable — non-trade	1,187.3	1,132.4
Accounts payable	541.5	493.8
Accrued expenses	388.0	378.1
Current portion of long-term debt	54.5	28.0
Liabilities held for sale	5.1	6.2
Total current liabilities	4,438.9	4,285.7
Long-term debt	1,330.1	1,247.0
Deferred tax liabilities	437.8	433.4
Other long-term liabilities	242.1	212.4
Total liabilities	6,448.9	6,178.5
Commitments and contingent liabilities (Note 11)
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 85,314,863 shares issued and outstanding at March 31, 2016; 89,524,724 shares issued and outstanding at December 31, 2015	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	491.6	656.0
Retained earnings	1,312.7	1,256.7
Accumulated other comprehensive income (loss)	(122.7)	(122.5)
Total Penske Automotive Group stockholders’ equity	1,681.6	1,790.2
Non-controlling interest	42.4	44.7
Total equity	1,724.0	1,834.9
Total liabilities and equity	$8,172.9	$8,013.4

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)
	(In millions, except per share amounts)
Revenue:
Retail automotive dealership	$4,512.9	$4,186.8
Retail commercial truck dealership	206.7	192.7
Commercial vehicle distribution and other	105.0	103.4
Total revenues	$4,824.6	$4,482.9
Cost of sales:
Retail automotive dealership	3,847.9	3,557.5
Retail commercial truck dealership	173.5	159.9
Commercial vehicle distribution and other	79.4	75.6
Total cost of sales	4,100.8	3,793.0
Gross profit	723.8	689.9
Selling, general and administrative expenses	558.9	535.8
Depreciation	20.8	18.6
Operating income	144.1	135.5
Floor plan interest expense	(12.8)	(10.3)
Other interest expense	(17.2)	(16.3)
Equity in earnings of affiliates	5.5	6.7
Income from continuing operations before income taxes	119.6	115.6
Income taxes	(39.4)	(38.8)
Income from continuing operations	80.2	76.8
Loss from discontinued operations, net of tax	—	(0.9)
Net income	80.2	75.9
Less: Income attributable to non-controlling interests	0.9	0.7
Net income attributable to Penske Automotive Group common stockholders	$79.3	$75.2
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.90	$0.84
Discontinued operations	$—	$(0.01)
Net income attributable to Penske Automotive Group common stockholders	$0.90	$0.83
Shares used in determining basic earnings per share	88.3	90.3
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.90	$0.84
Discontinued operations	$—	$(0.01)
Net income attributable to Penske Automotive Group common stockholders	$0.90	$0.83
Shares used in determining diluted earnings per share	88.3	90.3
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$80.2	$76.8
Less: Income attributable to non-controlling interests	0.9	0.7
Income from continuing operations, net of tax	79.3	76.1
Loss from discontinued operations, net of tax	—	(0.9)
Net income attributable to Penske Automotive Group common stockholders	$79.3	$75.2
Cash dividends per share	$0.26	$0.22

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)
	(In millions)
Net income	$80.2	$75.9
Other comprehensive income:
Foreign currency translation adjustment	0.3	(52.8)
Other adjustments to comprehensive income, net	0.9	(2.3)
Other comprehensive income (loss), net of tax	1.2	(55.1)
Comprehensive income	81.4	20.8
Less: Comprehensive income attributable to non-controlling interests	2.4	0.1
Comprehensive income attributable to Penske Automotive Group common stockholders	$79.0	$20.7

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)
	(In millions)
Operating Activities:
Net income	$80.2	$75.9
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	20.8	18.6
Earnings of equity method investments	(5.5)	(6.7)
Loss from discontinued operations, net of tax	—	0.9
Deferred income taxes	3.9	(22.6)
Changes in operating assets and liabilities:
Accounts receivable	(53.2)	(44.2)
Inventories	(49.7)	(17.2)
Floor plan notes payable	15.3	103.2
Accounts payable and accrued expenses	56.3	64.5
Other	14.5	20.9
Net cash provided by continuing operating activities	82.6	193.3
Investing Activities:
Purchase of equipment and improvements	(46.8)	(33.7)
Acquisitions net, including repayment of sellers’ floor plan notes payable of $0.0 and $41.2, respectively	(0.4)	(86.4)
Other	(25.7)	—
Net cash used in continuing investing activities	(72.9)	(120.1)
Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	372.5	398.9
Repayments under U.S. credit agreement revolving credit line	(295.5)	(398.9)
Repayment of U.S. commercial truck capital loan	—	(60.5)
Net borrowings (repayments) of other long-term debt	34.5	(78.8)
Net borrowings of floor plan notes payable — non-trade	54.9	100.9
Payment of debt issuance costs	—	(1.2)
Repurchases of common stock	(167.9)	(14.0)
Dividends	(23.3)	(19.9)
Other	(4.6)	—
Net cash used in continuing financing activities	(29.4)	(73.5)
Discontinued operations:
Net cash provided by discontinued operating activities	0.5	14.8
Net cash provided by discontinued investing activities	1.7	105.1
Net cash used in discontinued financing activities	—	(86.0)
Net cash provided by discontinued operations	2.2	33.9
Effect of exchange rate changes on cash and cash equivalents	0.7	(3.1)
Net change in cash and cash equivalents	(16.8)	30.5
Cash and cash equivalents, beginning of period	62.4	36.3
Cash and cash equivalents, end of period	$45.6	$66.8
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$18.4	$13.6
Income taxes	13.1	13.3
Seller financed/assumed debt	—	2.6

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF EQUITY

					Accumulated	Total
	Common Stock		Additional		Other	Penske
	Issued		Paid-in	Retained	Comprehensive	Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity
	(Unaudited)
	(Dollars in millions)
Balance, January 1, 2016	89,524,724	$—	$656.0	$1,256.7	$(122.5)	$1,790.2	$44.7	$1,834.9
Equity compensation	302,464	—	3.8	—	—	3.8	—	3.8
Repurchases of common stock	(4,512,325)	—	(167.9)	—	—	(167.9)	—	(167.9)
Dividends	—	—	—	(23.3)	—	(23.3)	—	(23.3)
Purchase of subsidiary shares from non-controlling interest	—	—	(0.3)	—	—	(0.3)	(4.5)	(4.8)
Distributions to non-controlling interests	—	—	—	—	—	—	(0.1)	(0.1)
Foreign currency translation	—	—	—	—	(1.1)	(1.1)	1.4	0.3
Other	—	—	—	—	0.9	0.9	—	0.9
Net income	—	—	—	79.3	—	79.3	0.9	80.2
Balance, March 31, 2016	85,314,863	$—	$491.6	$1,312.7	$(122.7)	$1,681.6	$42.4	$1,724.0

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

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $17.9 billion in total retail automotive dealership revenue we generated in 2015. As of March 31, 2016, we operated 349 automotive retail franchises, of which 179 franchises are located in the U.S. and 170 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the three months ended March 31, 2016, we retailed and wholesaled more than 134,000 vehicles. We are diversified geographically, with 57% of our total retail automotive dealership revenues in the three months ended March 31, 2016 generated in the U.S. and Puerto Rico and 43% generated outside the U.S. We offer over 40 vehicle brands, with 72% of our retail automotive dealership revenue in the three months ended March 31, 2016 generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offer a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products. We operate these dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry.

During the three months ended March 31, 2016, we acquired one retail automotive franchise in the U.K., and disposed of seven retail automotive franchises. We also acquired an additional 8% interest in the Jacobs Group, one of our German automotive dealership joint ventures and now own 68% of that joint venture. We began consolidating this joint venture during the third quarter of 2015. We also acquired a 49% interest in the Nicole Group, a luxury dealership group in Tokyo and nearby suburbs in January 2016. The Nicole Group operates four BMW and three MINI dealerships, a Rolls-Royce dealership and a Ferrari dealership, and is the exclusive importer and distributor of Alpina. This investment is accounted for under the equity method.

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

As of March 31, 2016, PTG operated fourteen locations, including ten full-service dealerships offering primarily Freightliner and Western Star branded trucks. Two of these locations, Chattanooga and Knoxville, were acquired in February 2015. PTG also offers a full range of used trucks available for sale as well as service and parts departments, many of which are open 24 hours a day, seven days a week. In April 2016, PTG acquired Harper Truck Centres, a Freightliner, Western Star and Thomas Built Bus commercial truck dealership group located in Ontario, Canada. Harper Truck Centres has five dealership locations in the greater Toronto market area.

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

We are also a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Mercedes-Benz Industrial, Allison Transmission and MTU Onsite Energy. This business, known as Penske Power Systems, offers products across the on- and off-highway markets in Australia, New Zealand and portions of the Pacific and supports full parts and aftersales service through a network of branches, field locations and dealers across the region. The on-highway portion of this business complements our existing Penske Commercial Vehicles distribution business.

Penske Truck Leasing. We hold a 9.0% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation and supply chain services.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of March 31, 2016 and December 31, 2015 and for the three month periods ended March 31, 2016 and 2015 is unaudited, but includes all adjustments which our management believes to be necessary for the fair presentation of results for the periods presented. The consolidated condensed financial statements for prior periods have been revised for entities that have been treated as discontinued operations, and results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2015, which are included as part of our Annual Report on Form 10-K.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of contracts with customers. This ASU can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date” providing for a one-year deferral of the effective date of ASU 2014-09 from January 1, 2017 to January 1, 2018; however, early adoption is still permissible as of January 1, 2017 for public entities. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations.”  The amendments under this ASU clarify the implementation guidance on principal versus agent considerations included within ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing.” This ASU includes updates which are intended to reduce the cost and complexity of applying guidance on identifying promised goods and services under Topic 606. We are currently assessing the impact the adoption of these accounting standard updates will have on our consolidated financial position, results of operations, and cash flows.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, “Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which clarifies the treatment of debt issuance costs associated with line-of-credit arrangements that were not specifically addressed in ASU 2015-03. ASU 2015-15 states that entities may elect to continue to treat debt issuance costs associated with lines of credit as an asset, consistent with current treatment. We adopted these accounting standard updates in the first quarter of 2016. We applied this new guidance retrospectively, which resulted in the reclassification of debt issuance costs from other current and other long-term assets to current and long-term debt for the periods presented. Amounts reclassified from “Other current assets” to “Current portion of long-term debt” were $1.2 million as of March 31, 2016 and December 31, 2015, respectively. Amounts reclassified from “Other long-term assets” to “Long-term debt” were $7.8 million and $8.1 million as of March 31, 2016 and December 31, 2015, respectively.

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

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.” Under ASU 2015-16, acquirers will be required to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, eliminating the requirement to retrospectively account for such adjustments. We adopted this accounting standard update effective January 1, 2016. The adoption of ASU No. 2015-16 has not had a material impact on our consolidated financial position, results of operations, or cash flows.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under this new guidance, a company will now recognize most leases on its balance sheet as lease liabilities with corresponding right-of-use assets. This ASU is effective for us beginning after January 1, 2019. The adoption of this ASU will result in a significant increase to our consolidated balance sheets for lease liabilities and right-of-use assets. We are currently evaluating the other effects the adoption of this ASU will have on our consolidated financial statements. We believe our current off-balance sheet leasing commitments are reflected in our credit rating.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718) – Improvement to Employee Share-Based Payment Accounting.” This ASU simplified several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for us beginning after January 1, 2017. We are currently assessing the impact the adoption of this update will have on our consolidated financial position, results of operations, and cash flows.

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

We had no entities newly classified as held for sale during the three months ended March 31, 2016 that met the criteria to be classified as discontinued operations. As such, the combined financial information presented below represents only retail automotive dealerships and our car rental business that were classified as discontinued operations prior to adoption of ASU No. 2014-08:

	Three Months Ended March 31,
	2016	2015
Revenues	$8.4	$28.5
Pre-tax loss	—	(3.8)
Pre-tax gain on disposal	—	2.3

	March 31,	December 31,
	2016	2015
Inventories	$3.7	$6.2
Other assets	6.1	6.9
Total assets	$9.8	$13.1
Floor plan notes payable (including non-trade)	$3.5	$4.3
Other liabilities	1.6	1.9
Total liabilities	$5.1	$6.2

Divestitures

During the three months ended March 31, 2016, we disposed of seven retail automotive franchises and one retail commercial truck parts location. The results of operations for two of the retail automotive franchises are included in discontinued operations for the three months ended March 31, 2016 and 2015. The remaining five retail automotive franchises and retail commercial truck parts location did not meet the criteria to be classified as held for sale and treated as discontinued operations. Therefore, the results of operations for these businesses are included within continuing operations for the three months ended March 31, 2016 and 2015.

In February 2015, we divested our car rental business that included Hertz car rental franchises in the Memphis, Tennessee market and certain markets throughout Indiana. We received proceeds of $17.8 million from the sale excluding sales of car rental vehicles. The results of operations of our car rental business are included in discontinued operations for the three months ended March 31, 2015.

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

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.75% senior subordinated notes due 2022	$544.5	$560.5	$544.3	$558.6
5.375% senior subordinated notes due 2024	296.5	293.5	296.4	295.7
Mortgage facilities	187.0	192.6	165.8	165.8

2. Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2016	2015
Retail automotive dealership new vehicles	$2,212.3	$2,218.6
Retail automotive dealership used vehicles	761.1	719.0
Retail automotive parts, accessories and other	111.6	113.6
Retail commercial truck dealership vehicles and parts	213.3	208.8
Commercial vehicle distribution vehicles and parts	215.1	203.5
Total inventories	$3,513.4	$3,463.5

We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $11.4 million and $9.1 million during the three months ended March 31, 2016 and 2015, respectively.

3. Business Combinations

We acquired one retail automotive franchise during the three months ended March 31, 2016. During the three months ended March 31, 2015, we acquired one retail automotive franchise and two retail commercial truck dealerships. Our financial statements include the results of operations of the acquired entities from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements, and may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the three months ended March 31, 2016 and 2015 follows:

	March 31,
	2016	2015
Inventory	$0.1	$46.8
Other current assets	—	0.2
Property and equipment	0.1	4.4
Indefinite-lived intangibles	4.6	38.8
Current liabilities	(4.4)	(1.2)
Total consideration	0.4	89.0
Seller financed/assumed debt	—	(2.6)
Total cash used in acquisitions	$0.4	$86.4

The following unaudited consolidated pro forma results of operations of PAG for the three months ended March 31, 2016 and 2015 give effect to acquisitions consummated during 2016 and 2015 as if they had occurred effective at the beginning of the periods:

	Three Months Ended March 31,
	2016	2015
Revenues	$4,828.4	$4,721.4
Income from continuing operations	79.4	77.1
Net income	79.3	76.2
Income from continuing operations per diluted common share	$0.90	$0.85
Net income per diluted common share	$0.90	$0.84

4. Intangible Assets

Following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the three months ended March 31, 2016:

		Other Indefinite-
		Lived Intangible
	Goodwill	Assets
Balance, January 1, 2016	$1,322.8	$408.0
Additions	4.6	—
Foreign currency translation	(1.8)	1.2
Balance, March 31, 2016	$1,325.6	$409.2

The additions during the three months ended March 31, 2016 were within our Retail Automotive reportable segment. As of March 31, 2016, the goodwill balance within our Retail Automotive, Retail Commercial Truck, and Other reportable segments was $1,094.2 million, $147.5 million and $83.9 million, respectively.

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

The weighted average interest rate on floor plan borrowings was 1.5% for the three months ended March 31, 2016 and 1.4% for the three months ended March 31, 2015. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as “Floor plan notes payable—non-trade” on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.

6. Earnings Per Share

Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested equity awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for any dilutive effects. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015 follows:

	Three Months Ended
	March 31,
	2016	2015
Weighted average number of common shares outstanding	88,256,107	90,252,488
Effect of non-participatory equity compensation	36,000	36,000
Weighted average number of common shares outstanding, including effect of dilutive securities	88,292,107	90,288,488

7. Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2016	2015
U.S. credit agreement — revolving credit line	$237.0	$160.0
U.K. credit agreement — revolving credit line	53.1	70.7
U.K. credit agreement — overdraft line of credit	1.4	—
5.375% senior subordinated notes due 2024	296.5	296.4
5.75% senior subordinated notes due 2022	544.5	544.3
Australia working capital loan agreement	29.5	5.5
Mortgage facilities	187.0	165.8
Other	35.6	32.3
Total long-term debt	1,384.6	1,275.0
Less: current portion	(54.5)	(28.0)
Net long-term debt	$1,330.1	$1,247.0

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

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of March 31, 2016, we had $237.0 million of revolver borrowings outstanding under the U.S. credit agreement.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a revolving credit agreement with the Royal Bank of Scotland plc (RBS) and BMW Financial Services (GB) Limited, and an additional demand overdraft line of credit with RBS (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes. In April 2015, we amended the U.K. credit agreement principally to increase the revolving borrowing capacity from £100.0 million to £150.0 million. The loans mature on the termination date of the facility, which is December 19, 2019. The revolving loans bear interest between defined LIBOR plus 1.35% and defined LIBOR plus 3.0% and the demand overdraft line of credit bears interest at the Bank of England Base Rate plus 1.75%. As of March 31, 2016, outstanding loans under the U.K. credit agreement amounted to £38.0 million ($54.5 million).

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

Australia Working Capital Loan Agreement

In March 2016, our commercial vehicle distribution business expanded its working capital loan agreement with Mercedes-Benz Financial Services Australia Pty Ltd principally to increase the borrowing capacity from AU $28.0 million ($21.4 million) to AU $44.3 million ($33.9 million) and to provide working capital availability for use by both Penske Commercial Vehicles Australia and Penske Power Systems. This agreement provides the lender with a secured interest in all assets of our commercial vehicle distribution business. The loan bears interest at the Australian BBSW 30-day Bill Rate plus 2.35%. As of March 31, 2016, we had AU $38.5 million ($29.5 million) outstanding under the working capital loan agreement.

Mortgage Facilities

We are party to several mortgages that bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of March 31, 2016, we owed $187.0 million of principal under our mortgage facilities.

8. Derivatives and Hedging

Penske Commercial Vehicles Australia and Penske Power Systems sell vehicles, engines, parts and other products purchased from manufacturers in the U.S., Germany, and the U.K. In order to protect against exchange rate movements, Penske Commercial Vehicles Australia and Penske Power Systems enter into foreign exchange forward contracts against anticipated cash flows. The contracts are timed to mature when major shipments are scheduled to arrive in Australia and when receipt of payment from customers is expected. We classify our foreign exchange forward contracts as cash flow hedges and state them at fair value. We used Level 2 inputs to estimate the fair value of the foreign exchange forward contracts. The fair value of the contracts designated as hedging instruments was estimated to be a liability of $0.2 million and $1.1 million as of March 31, 2016 and December 31, 2015, respectively.

9. Commitments and Contingent Liabilities

We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of March 31, 2016, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

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

We have $30.5 million of letters of credit outstanding as of March 31, 2016, and have posted $13.2 million of surety bonds in the ordinary course of business.

10. Equity

During the three months ended March 31, 2016, we repurchased 4,512,325 shares of our outstanding common stock for $167.9 million, or an average of $37.21 per share, under our securities repurchase program approved by our Board of Directors. As of March 31, 2016, our remaining authorization under the program was $32.1 million.

11. Accumulated Other Comprehensive Income/(Loss)

Changes in accumulated other comprehensive income/(loss) by component and the reclassifications out of accumulated other comprehensive income/(loss) during the three months ended March 31, 2016 and 2015, respectively, attributable to Penske Automotive Group common stockholders follows:

Three Months Ended March 31, 2016

	Foreign
	Currency
	Translation	Other	Total
Balance at December 31, 2015	$(113.5)	$(9.0)	$(122.5)
Other comprehensive income (loss) before reclassifications	(1.1)	0.9	(0.2)
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—
Net current period other comprehensive income (loss)	(1.1)	0.9	(0.2)
Balance at March 31, 2016	$(114.6)	$(8.1)	$(122.7)

Three Months Ended March 31, 2015

	Foreign
	Currency
	Translation	Other	Total
Balance at December 31, 2014	$(51.7)	$(1.6)	$(53.3)
Other comprehensive income (loss) before reclassifications	(52.2)	(2.3)	(54.5)
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—
Net current period other comprehensive income (loss)	(52.2)	(2.3)	(54.5)
Balance at March 31, 2015	$(103.9)	$(3.9)	$(107.8)

12. Segment Information

Our operations are organized by management into operating segments by line of business and geography. We have determined that we have three reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of retail automotive dealership operations, (ii) Retail Commercial Truck, consisting of our U.S. retail commercial truck dealership operations, and (iii) Other, consisting of our commercial vehicle and power systems distribution operations and our other investments in non-automotive operations. The Retail Automotive reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and our retail automotive joint ventures. The individual dealership operations included in the Retail Automotive reportable segment have been grouped into four geographic operating segments: Eastern, Central, and Western United States and International. The geographic operating segments have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). Revenue and segment income for the three months ended March 31, 2016 and 2015 follows:

Three Months Ended March 31

		Retail
	Retail	Commercial		Intersegment
	Automotive	Truck	Other	Elimination	Total
Revenues
2016	$4,512.9	$206.7	$106.0	$(1.0)	$4,824.6
2015	4,186.8	192.7	103.7	(0.3)	4,482.9
Segment income
2016	$110.4	$5.8	$3.4	$—	$119.6
2015	102.8	7.4	5.4	—	115.6

13. Condensed Consolidating Financial Information

The following tables include condensed consolidating financial information as of March 31, 2016 and December 31, 2015 and for the three month periods ended March 31, 2016 and 2015 for Penske Automotive Group, Inc. (as the issuer of the 5.75% and 5.375% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing non-U.S. entities). Guarantor subsidiaries are directly or indirectly 100% owned by PAG, and the guarantees are full and unconditional, and joint and several. The guarantees may be released under certain circumstances upon resale, or transfer by us of the stock of the related guarantor or all or substantially all of the assets of the guarantor to a non-affiliate.

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2016

			Penske
	Total		Automotive	Guarantor	Non‑Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In millions)
Cash and cash equivalents	$45.6	$—	$—	$—	$45.6
Accounts receivable, net	835.6	(434.6)	434.6	323.1	512.5
Inventories	3,513.4	—	—	1,685.3	1,828.1
Other current assets	101.5	—	4.2	29.7	67.6
Assets held for sale	9.8	—	—	9.7	0.1
Total current assets	4,505.9	(434.6)	438.8	2,047.8	2,453.9
Property and equipment, net	1,545.8	—	4.0	837.3	704.5
Intangible assets	1,734.8	—	—	878.5	856.3
Equity method investments	366.6	—	303.6	—	63.0
Other long-term assets	19.8	(2,209.1)	2,215.4	7.6	5.9
Total assets	$8,172.9	$(2,643.7)	$2,961.8	$3,771.2	$4,083.6
Floor plan notes payable	$2,262.5	$—	$—	$1,267.7	$994.8
Floor plan notes payable—non-trade	1,187.3	—	155.0	368.3	664.0
Accounts payable	541.5	—	2.4	140.4	398.7
Accrued expenses	388.0	(434.6)	1.1	144.7	676.8
Current portion of long-term debt	54.5	—	—	4.1	50.4
Liabilities held for sale	5.1	—	—	4.9	0.2
Total current liabilities	4,438.9	(434.6)	158.5	1,930.1	2,784.9
Long-term debt	1,330.1	(255.6)	1,079.3	132.0	374.4
Deferred tax liabilities	437.8	—	—	421.3	16.5
Other long-term liabilities	242.1	—	—	68.3	173.8
Total liabilities	6,448.9	(690.2)	1,237.8	2,551.7	3,349.6
Total equity	1,724.0	(1,953.5)	1,724.0	1,219.5	734.0
Total liabilities and equity	$8,172.9	$(2,643.7)	$2,961.8	$3,771.2	$4,083.6

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2015

			Penske
	Total		Automotive	Guarantor	Non‑Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In millions)
Cash and cash equivalents	$62.4	$—	$—	$—	$62.4
Accounts receivable, net	782.3	(430.4)	430.4	400.8	381.5
Inventories	3,463.5	—	—	1,650.5	1,813.0
Other current assets	85.6	—	3.9	28.3	53.4
Assets held for sale	13.1	—	—	8.9	4.2
Total current assets	4,406.9	(430.4)	434.3	2,088.5	2,314.5
Property and equipment, net	1,520.1	—	4.0	822.0	694.1
Intangible assets	1,730.8	—	—	878.5	852.3
Equity method investments	336.4	—	298.2	—	38.2
Other long-term assets	19.2	(2,253.4)	2,259.9	7.2	5.5
Total assets	$8,013.4	$(2,683.8)	$2,996.4	$3,796.2	$3,904.6
Floor plan notes payable	$2,247.2	$—	$—	$1,295.0	$952.2
Floor plan notes payable—non-trade	1,132.4	—	154.7	339.8	637.9
Accounts payable	493.8	—	4.8	143.3	345.7
Accrued expenses	378.1	(430.4)	0.1	112.3	696.1
Current portion of long-term debt	28.0	—	—	5.7	22.3
Liabilities held for sale	6.2	—	—	4.4	1.8
Total current liabilities	4,285.7	(430.4)	159.6	1,900.5	2,656.0
Long-term debt	1,247.0	(256.4)	1,001.9	109.2	392.3
Deferred tax liabilities	433.4	—	—	413.4	20.0
Other long-term liabilities	212.4	—	—	68.9	143.5
Total liabilities	6,178.5	(686.8)	1,161.5	2,492.0	3,211.8
Total equity	1,834.9	(1,997.0)	1,834.9	1,304.2	692.8
Total liabilities and equity	$8,013.4	$(2,683.8)	$2,996.4	$3,796.2	$3,904.6

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2016

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In millions)
Revenues	$4,824.6	$—	$—	$2,389.2	$2,435.4
Cost of sales	4,100.8	—	—	2,006.2	2,094.6
Gross profit	723.8	—	—	383.0	340.8
Selling, general and administrative expenses	558.9	—	6.1	295.8	257.0
Depreciation	20.8	—	0.4	10.8	9.6
Operating income	144.1	—	(6.5)	76.4	74.2
Floor plan interest expense	(12.8)	—	(0.8)	(6.7)	(5.3)
Other interest expense	(17.2)	—	(13.3)	1.3	(5.2)
Equity in earnings of affiliates	5.5	—	4.2	—	1.3
Equity in earnings of subsidiaries	—	(135.1)	135.1	—	—
Income from continuing operations before income taxes	119.6	(135.1)	118.7	71.0	65.0
Income taxes	(39.4)	44.8	(39.4)	(29.2)	(15.6)
Income from continuing operations	80.2	(90.3)	79.3	41.8	49.4
(Loss) income from discontinued operations, net of tax	—	0.1	(0.1)	0.1	(0.1)
Net income	80.2	(90.2)	79.2	41.9	49.3
Other comprehensive income (loss), net of tax	1.2	0.3	1.2	—	(0.3)
Comprehensive income	81.4	(89.9)	80.4	41.9	49.0
Less: Comprehensive income attributable to non-controlling interests	2.4	(1.5)	1.5	—	2.4
Comprehensive income attributable to Penske Automotive Group common stockholders	$79.0	$(88.4)	$78.9	$41.9	$46.6

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2015

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In millions)
Revenues	$4,482.9	$—	$—	$2,348.3	$2,134.6
Cost of sales	3,793.0	—	—	1,971.6	1,821.4
Gross profit	689.9	—	—	376.7	313.2
Selling, general and administrative expenses	535.8	—	6.7	293.2	235.9
Depreciation	18.6	—	0.4	10.2	8.0
Operating income	135.5	—	(7.1)	73.3	69.3
Floor plan interest expense	(10.3)	—	(0.7)	(5.2)	(4.4)
Other interest expense	(16.3)	—	(9.8)	(1.3)	(5.2)
Equity in earnings of affiliates	6.7	—	5.8	—	0.9
Equity in earnings of subsidiaries	—	(127.0)	127.0	—	—
Income from continuing operations before income taxes	115.6	(127.0)	115.2	66.8	60.6
Income taxes	(38.8)	42.8	(38.8)	(28.3)	(14.5)
Income from continuing operations	76.8	(84.2)	76.4	38.5	46.1
(Loss) income from discontinued operations, net of tax	(0.9)	1.2	(1.2)	(1.1)	0.2
Net income	75.9	(83.0)	75.2	37.4	46.3
Other comprehensive income (loss), net of tax	(55.1)	52.3	(55.1)	—	(52.3)
Comprehensive income	20.8	(30.7)	20.1	37.4	(6.0)
Less: Comprehensive income attributable to non-controlling interests	0.1	0.6	(0.6)	—	0.1
Comprehensive income attributable to Penske Automotive Group common stockholders	$20.7	$(31.3)	$20.7	$37.4	$(6.1)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2016

		Penske
	Total	Automotive	Guarantor	Non‑Guarantor
	Company	Group	Subsidiaries	Subsidiaries
	(In millions)
Net cash provided by (used in) continuing operating activities	$82.6	$(12.5)	$104.2	$(9.1)
Investing activities:
Purchase of equipment and improvements	(46.8)	(0.4)	(26.4)	(20.0)
Acquisitions, net	(0.4)	—	—	(0.4)
Other	(25.7)	—	(0.3)	(25.4)
Net cash used in continuing investing activities	(72.9)	(0.4)	(26.7)	(45.8)
Financing activities:
Net borrowings of long-term debt	111.5	77.0	21.2	13.3
Net borrowings of floor plan notes payable—non-trade	54.9	0.3	28.5	26.1
Repurchases of common stock	(167.9)	(167.9)	—	—
Dividends	(23.3)	(23.3)	—	—
Other	(4.6)	—	—	(4.6)
Distributions from (to) parent	—	126.8	(126.8)	—
Net cash (used in) provided by continuing financing activities	(29.4)	12.9	(77.1)	34.8
Net cash provided by (used in) discontinued operations	2.2	—	(0.4)	2.6
Effect of exchange rate changes on cash and cash equivalents	0.7	—	—	0.7
Net change in cash and cash equivalents	(16.8)	—	—	(16.8)
Cash and cash equivalents, beginning of period	62.4	—	—	62.4
Cash and cash equivalents, end of period	$45.6	$—	$—	$45.6

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2015

		Penske
	Total	Automotive	Guarantor	Non‑Guarantor
	Company	Group	Subsidiaries	Subsidiaries
	(In millions)
Net cash provided by (used in) continuing operating activities	$193.3	$(10.6)	$16.3	$187.6
Investing activities:
Purchase of equipment and improvements	(33.7)	(0.5)	(19.2)	(14.0)
Acquisitions, net	(86.4)	—	(21.7)	(64.7)
Net cash used in continuing investing activities	(120.1)	(0.5)	(40.9)	(78.7)
Financing activities:
Net repayments of long-term debt	(139.3)	—	(1.3)	(138.0)
Net borrowings (repayments) of floor plan notes payable—non-trade	100.9	45.0	(9.1)	65.0
Payment of debt issuance costs	(1.2)	—	—	(1.2)
Repurchases of common stock	(14.0)	(14.0)	—	—
Dividends	(19.9)	(19.9)	—	—
Other	—	—	—	—
Distributions from (to) parent	—	—	1.2	(1.2)
Net cash (used in) provided by continuing financing activities	(73.5)	11.1	(9.2)	(75.4)
Net cash provided by discontinued operations	33.9	—	33.8	0.1
Effect of exchange rate changes on cash and cash equivalents	(3.1)	—	—	(3.1)
Net change in cash and cash equivalents	30.5	—	—	30.5
Cash and cash equivalents, beginning of period	36.3	—	—	36.3
Cash and cash equivalents, end of period	$66.8	$—	$—	$66.8

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

During the three months ended March 31, 2016, our business generated $4.8 billion in total revenue, which is comprised of $4.5 billion from retail automotive dealerships, $206.7 million from retail commercial truck dealerships and $105.0 million from commercial vehicle distribution and other operations.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $17.9 billion in total retail automotive dealership revenue we generated in 2015. As of March 31, 2016, we operated 349 automotive retail franchises, of which 179 franchises are located in the U.S. and 170 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the three months ended March 31, 2016, we retailed and wholesaled more than 134,000 vehicles. We are diversified geographically, with 57% of our total retail automotive dealership revenues in the three months ended March 31, 2016 generated in the U.S. and Puerto Rico and 43% generated outside the U.S. We offer over 40 vehicle brands, with 72% of our retail automotive dealership revenue in the three months ended March 31, 2016 generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offer a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products. In March 2016, we acquired an additional 8% interest in one of our German automotive dealership joint ventures and now own 68% of that joint venture. We began consolidating this joint venture during the third quarter of 2015.

Retail automotive dealerships represented 93.5% of our total revenues and 91.9% of our total gross profit in the three months ended March 31, 2016.

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

As of March 31, 2016, PTG operated fourteen locations, including ten full-service dealerships offering primarily Freightliner and Western Star branded trucks. Two of these locations, Chattanooga and Knoxville, were acquired in February 2015. PTG also offers a full range of used trucks available for sale as well as service and parts departments, many of which are open 24 hours a day, seven days a week. In April 2016, PTG acquired Harper Truck Centres, a Freightliner, Western Star and Thomas Built Bus commercial truck dealership group located in Ontario, Canada. Harper Truck Centres has five dealership locations in the greater Toronto market area.

This business represented 4.3% of our total revenues and 4.6% of our total gross profit in the three months ended March 31, 2016.

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

We are also a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Mercedes-Benz Industrial, Allison Transmission and MTU Onsite Energy. This business, known as Penske Power Systems, offers products across the on- and off-highway markets in Australia, New Zealand and portions of the Pacific and supports full parts and aftersales service through a network of branches, field locations and dealers across the region. The on-highway portion of this business complements our existing Penske Commercial Vehicles Australia distribution business.

These businesses represented 2.1% of our total revenues and 3.4% of our total gross profit in the three months ended March 31, 2016.

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

Outlook

The level of new automotive unit sales in our markets affects our results. For the three months ended March 31, 2016, the U.S. light vehicle retail market grew 3.3%, as compared to the same period last year, to 4.1 million units, with passenger car sales declining 5.3% while sales of trucks and sport utility vehicles increased 10.5%. We believe the current market for new light vehicle sales will remain strong for the remainder of 2016, as general strong economic conditions, low levels of unemployment, low interest rates, strong credit availability, the age of vehicles on the road, and lower consumer fuel costs, are expected to positively impact vehicle sales, although actual sales may differ materially.

During the three months ended March 31, 2016, U.K. new vehicle registrations increased 5.1%, as compared to the same period last year, to 771,780 registrations. We believe the overall market in the U.K. is being positively impacted by generally strong economic conditions, strong business and consumer confidence, including low levels of unemployment, access to credit, attractive financing offers, improving new car fuel efficiency, and the latest technologically advanced vehicles, particularly in the area of premium brand sales. We believe that new vehicle registrations will remain strong for the remainder of 2016, although actual results may differ materially.

During the three months ended March 31, 2016, North American sales of Class 5-8 medium and heavy-duty trucks, the principal vehicles for our PTG business, were approximately 124,700 units, an increase of 4.1% from the same period in 2015. The largest North American market, Class 8 heavy-duty trucks, decreased 6.2% to 65,385 units from 69,723 units in the same period in 2015. The Class 5-7 medium-duty truck market increased 18.4% to 59,360 units from 50,117 units in the same period in 2015. According to industry reports, retail sales in the Class 8 market are forecasted to experience a year over year decline from record retail sales last year, as de-fleeting occurs due to a softening of freight metrics. Based on a growing economy and the drop in oil prices, which may help trucking profitability and boost discretionary spending, we expect another strong year in the North American Class 5-8 medium and heavy-duty truck market for the remainder of 2016.

Our Penske Commercial Vehicle distribution business and the on-highway portion of our Penske Power Systems business each operate principally in the Australian and New Zealand heavy and medium duty truck markets. For the three months ended March 31, 2016, the Australian heavy-duty truck market reported sales of 1,904 units, representing a decrease of 6.7% from the same period in 2015. For the three months ended March 31, 2016, the New Zealand market reported sales of 623 units, representing a decrease of 18.7% from the same period in 2015. The brands we represent in Australia hold a 7.6% market share in the Australian heavy-duty truck market, and a 5.6% market share in New Zealand. We expect the Australian commercial vehicle market to lag behind historical sales levels partly due to difficult macro-economic conditions and the relative weak price of commodities in these markets. We expect the parts distribution portion of this business will continue to be resilient due to the delayed vehicle replacement cycle resulting from the difficult macro-economic conditions.

We expect PTL to benefit from continued strong demand for its full service truck leasing, contract maintenance, and logistics services resulting from continued positive economic conditions in the United States and customers’ desire to increase efficiency and lower costs by outsourcing non-core responsibilities such as fleet ownership. As a global logistics services provider, we also expect PTL to experience increased demand for its logistics supply chain solutions based primarily on optimizing the use of drivers, trucks, warehouses, and other services within the supply chain. While demand for Class 6 and 7 medium-duty trucks remains strong, the Class 8 heavy-duty truck market has declined 6.2% in the first three months of 2016, as compared to the same period last year. We believe PTL’s fleet management process allows PTL to adapt quickly to any changes in demand for its vehicles and PTL has been reducing its rental heavy-duty tractor fleet by selling older vehicles and converting newer vehicles into short-term leases.

As described in “Forward-Looking Statements,” there are a number of factors that could cause actual results to differ materially from our expectations.

Operating Overview

Automotive and commercial truck dealerships represent the majority of our results of operations. New and used vehicle revenues include sales to retail customers and to leasing companies providing consumer leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, sales of third-party insurance policies, commissions relating to the sale of finance and lease contracts to third parties and the sales of certain other products. Service and parts revenues include fees paid by customers for repair, maintenance and collision services, and the sale of replacement parts and other aftermarket accessories, as well as warranty repairs that are reimbursed directly by various OEMs.

Our gross profit tends to vary with the mix of revenues we derive from the sale of new vehicles, used vehicles, finance and insurance products, and service and parts transactions. Our gross profit varies across product lines, with vehicle sales usually resulting in lower gross profit margins and our other revenues resulting in higher gross profit margins. Factors such as inventory and vehicle availability, customer demand, consumer confidence, unemployment, general economic conditions, seasonality, weather, credit availability, fuel prices, and manufacturers’ advertising and incentives also impact the mix of our revenues, and therefore influence our gross profit margin.

Aggregate revenue and gross profit increased $341.7 million and $33.9 million, or 7.6% and 4.9%, respectively, during the three months ended March 31, 2016 compared to the same period in 2015. The increases are largely attributable to same-store increases in new and used vehicle, finance and insurance, and service and parts revenue and gross profit. Additionally, as exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to strengthen against the U.S. Dollar, our U.K. results of operations would translate into more U.S. Dollar reported results. The British Pound weakened against the U.S. Dollar by 5.5% during the three months ended March 31, 2016, compared to the same period in 2015, which negatively impacted our reported results of operations. Foreign currency fluctuations decreased revenue and gross profit by $106.1 million and $14.9 million, respectively, for the three months ended March 31, 2016. Foreign currency fluctuations also reduced earnings per share from continuing operations by approximately $0.03 per share for the three months ended March 31, 2016. Excluding the impact of foreign currency fluctuations, revenue and gross profit increased 10.0% and 7.1%, respectively, for the three months ended March 31, 2016.

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

During the first quarter of 2015, we divested our car rental business that included Hertz car rental franchises in the Memphis, Tennessee market and certain markets throughout Indiana in light of our perceived inability to grow that business. The results of operations of our car rental business are included in discontinued operations for the three months ended March 31, 2015.

The results of our commercial vehicle distribution business in Australia and New Zealand are principally driven by the number and types of products and vehicles ordered by our customers.

The future success of our business is dependent upon, among other things, general economic and industry conditions, our ability to consummate and integrate acquisitions, the level of vehicle sales in the markets where we operate, our ability to increase sales of higher margin products, especially service and parts services, our ability to realize returns on our significant capital investment in new and upgraded dealership facilities, the success of our distribution of commercial vehicles, engines, and power systems and the return realized from our investments in various joint ventures and other non-consolidated investments. See “Forward-Looking Statements” below.

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

Revenue Recognition

Dealership Vehicle, Parts and Service Sales. We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is completed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenue). During the three months ended

March 31, 2016 and 2015, we earned $151.9 million and $144.8 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $148.3 million and $141.5 million, respectively, were recorded as a reduction of cost of sales. The remaining $3.6 million and $3.3 million, respectively, were recorded as a reduction of selling, general and administrative expenses.

Dealership Finance and Insurance Sales. Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $24.3 million and $23.8 million as of March 31, 2016 and December 31, 2015, respectively.

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

For our Retail Automotive reporting units, we prepare a qualitative assessment of the carrying value of goodwill using the criteria in ASC 350-20-35-3 to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. If it were determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, additional analysis would be unnecessary. If additional impairment testing was necessary, we would estimate the fair value of our reporting units using an “income” valuation approach. The “income” valuation approach estimates our enterprise value using a net present value model, which discounts projected free cash flows of our business using the weighted average cost of capital as the discount rate. In connection with this process, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization. We believe this reconciliation process is consistent with a market participant perspective. This consideration would also include a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest, and other significant assumptions including revenue and profitability growth, franchise profit margins, residual values and the cost of capital.

For our Retail Commercial Truck and Other reportable segments, we perform our initial impairment test by comparing the estimated fair value of each reporting unit with its carrying value. We estimate the fair value of these reporting units using an “income” valuation approach, as described above.

Investments

We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $366.6 million and $336.4 million as of March 31, 2016 and December 31, 2015, respectively, including $295.6 million and $290.6 million relating to PTL as of March 31, 2016 and December 31, 2015, respectively. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment is identified, management estimates the fair value of the investment using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, profit margins, and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value.

Self-Insurance

We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, vehicle physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $27.1 million and $26.4 million as of March 31, 2016 and December 31, 2015, respectively. Changes in the reserve estimate during 2016 relate primarily to our workers’ compensation program.

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

Results of Operations

The following tables present comparative financial data relating to our operating performance in the aggregate and on a “same-store” basis. Dealership results are included in same-store comparisons when we have consolidated the acquired entity during the entirety of both periods being compared. As an example, if a dealership was acquired on January 15, 2014, the results of the acquired entity would be included in annual same-store comparisons beginning with the year ended December 31, 2016 and in quarterly same-store comparisons beginning with the quarter ended June 30, 2015.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Retail Automotive Dealership New Vehicle Data

(In millions, except unit and per unit amounts)

			2016 vs. 2015
New Vehicle Data	2016	2015	Change	% Change
New retail unit sales	58,753	53,318	5,435	10.2%
Same-store new retail unit sales	55,457	53,239	2,218	4.2%
New retail sales revenue	$2,268.2	$2,140.1	$128.1	6.0%
Same-store new retail sales revenue	$2,166.5	$2,133.4	$33.1	1.6%
New retail sales revenue per unit	$38,607	$40,139	$(1,532)	(3.8)%
Same-store new retail sales revenue per unit	$39,066	$40,072	$(1,006)	(2.5)%
Gross profit — new	$175.5	$167.9	$7.6	4.5%
Same-store gross profit — new	$162.4	$167.2	$(4.8)	(2.9)%
Average gross profit per new vehicle retailed	$2,988	$3,150	$(162)	(5.1)%
Same-store average gross profit per new vehicle retailed	$2,928	$3,140	$(212)	(6.8)%
Gross margin % — new	7.7%	7.8%	(0.1)%	(1.3)%
Same-store gross margin % — new	7.5%	7.8%	(0.3)%	(3.8)%

Units

Retail unit sales of new vehicles increased from 2015 to 2016, with an increase of 28.4% internationally and 0.3% in the U.S. The increase is due to a 3,217 unit increase from net dealership acquisitions, coupled with a 2,218 unit, or 4.2%, increase in same-store new retail unit sales. Same-store units increased 13.7% internationally, primarily due to the strength of our premium brand mix, and decreased 1.0% in the U.S. The international same-store increase was driven primarily by the strong U.K. market where industry new vehicle registrations during the three months ended March 31, 2016 were 771,780, an increase of 5.1% as compared to the same period last year, coupled with the strength of our premium brand mix.

Revenues

New vehicle retail sales revenue increased from 2015 to 2016 due to a $95.0 million increase from net dealership acquisitions, coupled with a $33.1 million, or 1.6%, increase in same-store revenues. Excluding $45.1 million of negative foreign currency fluctuations, same-store new retail revenue increased 3.7%. The same-store revenue increase is due to the increase in same-store new retail unit sales, which increased revenue by $88.9 million, offset by a $1,006 per unit decrease in comparative average selling prices, which decreased revenue by $55.8 million. The per unit decrease in comparative average selling prices is primarily due to foreign exchange differences. Excluding this impact, the decrease in the average selling price per unit was $192 per unit, or 0.5%.

Gross Profit

Retail gross profit from new vehicle sales increased from 2015 to 2016 due to a $12.4 million increase from net dealership acquisitions, offset by a $4.8 million, or 2.9%, decrease in same-store gross profit. Excluding $3.7 million of negative foreign currency fluctuations, same-store gross profit decreased 0.7%. The decrease in same-store gross profit is due to a $212 per unit decrease in the average gross profit per new vehicle retailed (including a $67 per unit decrease attributable to negative foreign currency fluctuations), which decreased gross profit by $11.8 million, offset by an increase in same-store new retail unit sales, which increased gross profit by $7.0 million.

Retail Automotive Dealership Used Vehicle Data

(In millions, except unit and per unit amounts)

			2016 vs. 2015
Used Vehicle Data	2016	2015	Change	% Change
Used retail unit sales	52,741	48,102	4,639	9.6%
Same-store used retail unit sales	48,711	48,089	622	1.3%
Used retail sales revenue	$1,412.4	$1,283.0	$129.4	10.1%
Same-store used retail sales revenue	$1,325.0	$1,282.5	$42.5	3.3%
Used retail sales revenue per unit	$26,780	$26,672	$108	0.4%
Same-store used retail sales revenue per unit	$27,201	$26,668	$533	2.0%
Gross profit — used	$84.3	$84.9	$(0.6)	(0.7)%
Same-store gross profit — used	$80.2	$84.8	$(4.6)	(5.4)%
Average gross profit per used vehicle retailed	$1,598	$1,763	$(165)	(9.4)%
Same-store average gross profit per used vehicle retailed	$1,646	$1,763	$(117)	(6.6)%
Gross margin % — used	6.0%	6.6%	(0.6)%	(9.1)%
Same-store gross margin % — used	6.1%	6.6%	(0.5)%	(7.6)%

Units

Retail unit sales of used vehicles increased from 2015 to 2016, with an increase of 24.8% internationally and 0.9% in the U.S. The increase is due to a 4,017 unit increase from net dealership acquisitions, coupled with a 622 unit, or 1.3%, increase in same-store used retail unit sales. Same-store units increased 3.2% internationally and 0.2% in the U.S.

Revenues

Used vehicle retail sales revenue increased from 2015 to 2016 due to an $86.9 million increase from net dealership acquisitions, coupled with a $42.5 million, or 3.3%, increase in same-store revenues. Excluding $35.2 million of negative foreign currency fluctuations, same-store used retail revenue increased 6.1%. The same-store revenue increase is primarily due to a $533 per unit increase in comparative average selling prices (offset by a $723 per unit decrease attributable to negative foreign currency fluctuations), which increased revenue by $25.9 million, coupled with an increase in same-store used retail unit sales, which increased revenue by $16.6 million.

Gross Profit

Retail gross profit from used vehicle sales was flat from 2015 to 2016 as the $4.6 million, or 5.4%, decrease in same-store gross profit was offset by a $4.0 million increase from net dealership acquisitions. Excluding $1.8 million of negative foreign currency fluctuations, same-store gross profit decreased 3.3%. The decrease in same-store gross profit is due to a $117 per unit decrease in average gross profit per used vehicle retailed (including a $37 per unit decrease attributable to negative foreign currency fluctuations), which decreased gross profit by $5.6 million, somewhat offset by the increase in same-store used retail unit sales, which increased gross profit by $1.0 million. We believe the decline in average gross profit per unit and gross margin of used vehicles is due to an increasing availability of lower mileage, late model used vehicles, and the relative affordability of new vehicles when compared to used vehicles.

Retail Automotive Dealership Finance and Insurance Data

(In millions, except unit and per unit amounts)

			2016 vs. 2015
Finance and Insurance Data	2016	2015	Change	% Change
Total retail unit sales	111,494	101,420	10,074	9.9%
Total same-store retail unit sales	104,168	101,328	2,840	2.8%
Finance and insurance revenue	$118.4	$111.1	$7.3	6.6%
Same-store finance and insurance revenue	$117.4	$110.9	$6.5	5.9%
Finance and insurance revenue per unit	$1,062	$1,096	$(34)	(3.1)%
Same-store finance and insurance revenue per unit	$1,127	$1,095	$32	2.9%

Finance and insurance revenue increased from 2015 to 2016 due to a $6.5 million, or 5.9%, increase in same-store revenues, coupled with a $0.8 million increase from net dealership acquisitions. Excluding $2.6 million of negative foreign currency fluctuations, same-store finance and insurance revenue increased 8.2%. The same-store revenue increase is due to the increase in same-store retail unit sales, which increased revenue by $3.1 million, coupled with an increase in comparative average selling prices per unit, which increased revenue by $3.4 million. Finance and insurance revenue per unit decreased primarily due to inclusion of our newly consolidated German automotive dealership joint venture. We believe the increase in same-store finance and insurance revenue per unit is due to our efforts to increase finance and insurance revenue, which include adding resources to drive additional training, product penetration and targeting underperforming locations.

Retail Automotive Dealership Service and Parts Data

(In millions)

			2016 vs. 2015
Service and Parts Data	2016	2015	Change	% Change
Service and parts revenue	$478.1	$438.4	$39.7	9.1%
Same-store service and parts revenue	$453.5	$437.5	$16.0	3.7%
Gross profit — service and parts	$281.4	$260.8	$20.6	7.9%
Same-store service and parts gross profit	$268.8	$260.4	$8.4	3.2%
Gross margin % — service and parts	58.9%	59.5%	(0.6)%	(1.0)%
Same-store service and parts gross margin %	59.3%	59.5%	(0.2)%	(0.3)%

Revenues

Service and parts revenue increased from 2015 to 2016, with an increase of 17.8% internationally and 5.4% in the U.S. The overall increase in service and parts revenue is due to a $23.7 million increase from net dealership acquisitions, coupled with a $16.0 million, or 3.7%, increase in same-store revenues during the period. Excluding $7.2 million of negative foreign currency fluctuations, same-store service and parts revenue increased 5.3%. The increase in same-store revenue is due to an $11.0 million, or 3.7%, increase in customer pay revenue, a $3.1 million, or 3.0%, increase in warranty revenue, and a $1.9 million, or 5.5%, increase in vehicle preparation and body shop revenue. Overall, we believe that our service and parts business is being positively impacted by increasing units in operation due to increasing new vehicle sales in recent years and increased recall activity as a result of manufacturer initiated programs to correct safety related issues.

Gross Profit

Service and parts gross profit increased from 2015 to 2016 due to a $12.2 million increase from net dealership acquisitions, coupled with an $8.4 million, or 3.2%, increase in same-store gross profit during the period. Excluding $4.4 million of negative foreign currency fluctuations, same-store gross profit increased 4.9%. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $9.4 million, offset by a 0.6% decrease in gross margin, which decreased gross profit by $1.0 million. The same-store gross profit increase is due to a

$4.8 million, or 3.3%, increase in customer pay gross profit, a $3.5 million, or 5.7%, increase in vehicle preparation and body shop gross profit, and a $0.1 million, or 0.2%, increase in warranty gross profit.

Retail Commercial Truck Dealership Data

(In millions, except unit and per unit amounts)

During the three months ended March 31, 2016, Premier Truck Group generated $206.7 million of revenue and $33.2 million of gross profit principally through the retail sale of 1,431 new and used medium and heavy-duty trucks and service and parts sales. During the three months ended March 31, 2015, this business generated $192.7 million of revenue and $32.8 million of gross profit principally through the retail sale of 1,335 new and used medium and heavy-duty trucks and service and parts sales.

			2016 vs. 2015
New Commercial Truck Data	2016	2015	Change	% Change
New retail unit sales	1,160	1,039	121	11.6%
Same-store new retail unit sales	593	656	(63)	(9.6)%
New retail sales revenue	$116.7	$102.2	$14.5	14.2%
Same-store new retail sales revenue	$64.1	$69.2	$(5.1)	(7.4)%
New retail sales revenue per unit	$100,618	$98,345	$2,273	2.3%
Same-store new retail sales revenue per unit	$108,094	$105,488	$2,606	2.5%
Gross profit — new	$4.9	$4.9	$—	—%
Same-store gross profit — new	$3.2	$4.0	$(0.8)	(20.0)%
Average gross profit per new truck retailed	$4,201	$4,691	$(490)	(10.4)%
Same-store average gross profit per new truck retailed	$5,396	$6,098	$(702)	(11.5)%
Gross margin % — new	4.2%	4.8%	(0.6)%	(12.5)%
Same-store gross margin % — new	5.0%	5.8%	(0.8)%	(13.8)%

New commercial truck retail sales revenue increased by $14.5 million from 2015 to 2016. Premier Truck Group generated $116.7 million of new commercial truck sales revenue and $4.9 million of gross profit through the sale of 1,160 new commercial trucks during the three months ended March 31, 2016.  Same-store new truck units decreased by 63 units, or 9.6%, from 2015 to 2016, as the Class 8 heavy-duty truck market declined by 6.2% during the three months ended March 31, 2016 as compared to the same period last year.  Same-store new truck revenue decreased by $5.1 million, or 7.4%, and same-store new truck gross profit decreased by $0.8 million, or 20.0%, from 2015 to 2016.

			2016 vs. 2015
Used Commercial Truck Data	2016	2015	Change	% Change
Used retail unit sales	271	296	(25)	(8.4)%
Same-store used retail unit sales	244	281	(37)	(13.2)%
Used retail sales revenue	$13.5	$15.9	$(2.4)	(15.1)%
Same-store used retail sales revenue	$12.1	$15.2	$(3.1)	(20.4)%
Used retail sales revenue per unit	$49,727	$53,700	$(3,973)	(7.4)%
Same-store used retail sales revenue per unit	$49,590	$54,093	$(4,503)	(8.3)%
Gross profit — used	$(0.4)	$1.7	$(2.1)	(123.5)%
Same-store gross profit — used	$(0.4)	$1.7	$(2.1)	(123.5)%
Average gross profit per used truck retailed	$(1,471)	$5,882	$(7,353)	(125.0)%
Same-store average gross profit per used truck retailed	$(1,639)	$6,050	$(7,689)	(127.1)%
Gross margin % — used	(3.0)%	10.7%	(13.7)%	(128.0)%
Same-store gross margin % — used	(3.3)%	11.2%	(14.5)%	(129.5)%

Used commercial truck retail sales revenue decreased by $2.4 million from 2015 to 2016. Premier Truck Group generated $13.5 million of used commercial truck sales revenue through the sale of 271 used commercial trucks during the three months ended March 31, 2016. From 2015 to 2016, gross profit decreased by $2.1 million, largely due to weak used truck prices resulting in a decrease in gross profit per unit. The overall decline in used truck retail unit sales, revenue, and gross profit is largely due to increased used truck inventory resulting from decreased demand.

			2016 vs. 2015
Service and Parts Data	2016	2015	Change	% Change
Service and parts revenue	$71.4	$63.1	$8.3	13.2%
Same-store service and parts revenue	$53.6	$53.2	$0.4	0.8%
Gross profit — service and parts	$26.4	$23.4	$3.0	12.8%
Same-store service and parts gross profit	$21.9	$20.6	$1.3	6.3%
Gross margin % — service and parts	37.0%	37.1%	(0.1)%	(0.3)%
Same-store service and parts gross margin %	40.9%	38.7%	2.2%	5.7%

Service and parts revenue increased by $8.3 million and service and parts gross profit increased by $3.0 million from 2015 to 2016. Premier Truck Group generated $71.4 million of service and parts revenue and $26.4 million of gross profit during the three months ended March 31, 2016. Same-store service and parts revenue increased by $0.4 million, or 0.8%, and same-store service and parts gross profit increased by $1.3 million, or 6.3%, from 2015 to 2016. Premier Truck Group generates service and parts revenue in connection with warranty and customer pay work performed at each of our truck dealerships and through retail sales of parts and accessories. Customer pay work represents approximately 84% of service and parts revenue, largely due to the significant amount of retail parts sold.

Commercial Vehicle Distribution Data

Our commercial vehicle distribution business is comprised of our Penske Commercial Vehicles Australia business and our Penske Power Systems business.

During the three months ended March 31, 2016, Penske Commercial Vehicles Australia generated $55.9 million of revenue and $7.9 million of gross profit through the distribution and retail sale of 294 vehicles and parts. During the three months ended March 31, 2015, this business generated $56.3 million of revenue and $9.6 million of gross profit through the distribution and retail sale of 348 vehicles and parts. The decline in revenue and gross profit from 2015 is attributable principally to lower units distributed, which we believe is due to difficult macro-economic conditions, the declining price of commodities, and the weakening of the Australian dollar versus the U.S. dollar, including the pricing impact on the products sold by Penske Commercial Vehicles.

Penske Power Systems generated $44.8 million of revenue and $16.9 million of gross profit during the three months ended March 31, 2016, and $44.0 million of revenue and $17.4 million of gross profit during the three months ended March 31, 2015. The decrease in gross profit is attributable to a change in mix of product related sales, including a decline in service and parts sales.

Selling, General and Administrative Data

(In millions)

			2016 vs. 2015
Selling, General and Administrative Data	2016	2015	Change	% Change
Personnel expense	$326.7	$308.1	$18.6	6.0%
Advertising expense	$24.0	$22.7	$1.3	5.7%
Rent & related expense	$72.0	$71.7	$0.3	0.4%
Other expense	$136.2	$133.3	$2.9	2.2%
Total SG&A expenses	$558.9	$535.8	$23.1	4.3%
Same-store SG&A expenses	$531.3	$532.1	$(0.8)	(0.2)%

Personnel expense as % of gross profit	45.1%	44.7%	0.4%	0.9%
Advertising expense as % of gross profit	3.3%	3.3%	—%	—%
Rent & related expense as % of gross profit	10.0%	10.4%	(0.4)%	(3.8)%
Other expense as % of gross profit	18.8%	19.3%	(0.5)%	(2.6)%
Total SG&A expenses as % of gross profit	77.2%	77.7%	(0.5)%	(0.6)%
Same-store SG&A expenses as % of same-store gross profit	77.4%	77.7%	(0.3)%	(0.4)%

Selling, general and administrative expenses (“SG&A”) increased from 2015 to 2016 due to a $23.9 million increase from net acquisitions, offset by a $0.8 million, or 0.2%, decrease in same-store SG&A. Excluding the $11.2 million reduction related to foreign currency fluctuations, same-store SG&A increased 2.0%. The increase in same-store SG&A (adjusted for foreign currency fluctuations) is primarily due to an increase in variable personnel expenses as a result of the 2.9% increase (adjusted for foreign currency fluctuations) in same-store retail gross profit versus the prior year. SG&A as a percentage of gross profit was 77.2%, an improvement of 50 basis points compared to 77.7% in the prior year. The change in gross profit as a percentage of the change in gross profit less the change in SG&A was 31.9%. SG&A expenses as a percentage of total revenue was 11.6% and 12.0% in the three months ended March 31, 2016 and 2015, respectively.

Depreciation

(In millions)

			2016 vs. 2015
	2016	2015	Change	% Change
Depreciation	$20.8	$18.6	$2.2	11.8%

The increase in depreciation from 2015 to 2016 is due to a $1.0 million, or 5.4%, increase in same-store depreciation, coupled with a $1.2 million increase from net acquisitions. The same-store increase is primarily related to our ongoing facility improvements and expansion programs.

Floor Plan Interest Expense

(In millions)

			2016 vs. 2015
	2016	2015	Change	% Change
Floor plan interest expense	$12.8	$10.3	$2.5	24.3%

The increase in floor plan interest expense from 2015 to 2016 is primarily due to a $2.1 million, or 20.8%, increase in same-store floor plan interest expense, coupled with a $0.4 million increase from net dealership acquisitions. The same-store increase is primarily due to increases in the amounts outstanding under floor plan arrangements, due in part to increased levels of inventory, and higher applicable rates.

Other Interest Expense

(In millions)

			2016 vs. 2015
	2016	2015	Change	% Change
Other interest expense	$17.2	$16.3	$0.9	5.5%

The increase in other interest expense from 2015 to 2016 is primarily due to an increase in outstanding revolver borrowings under the U.S. and U.K. credit agreements and our Australia working capital loan agreement during the three months ended March 31, 2016 compared to the same period in 2015, as well as an increase in applicable rates.

Equity in Earnings of Affiliates

(In millions)

			2016 vs. 2015
	2016	2015	Change	% Change
Equity in earnings of affiliates	$5.5	$6.7	$(1.2)	(17.9)%

The decrease in equity in earnings of affiliates from 2015 to 2016 is primarily attributable to a decrease in equity in earnings from our investment in PTL from 2015 to 2016, as well as a reduction in equity earnings related to our investment in one of our German automotive dealership joint ventures, which we consolidated during the third quarter of 2015 resulting from our acquisition of a controlling interest. The decrease is somewhat offset by earnings from our investment in Japan made during the first quarter of 2016.

Income Taxes

(In millions)

			2016 vs. 2015
	2016	2015	Change	% Change
Income taxes	$39.4	$38.8	$0.6	1.5%

Income taxes increased from 2015 to 2016 primarily due to a $4.0 million increase in our pre-tax income, partially offset by a decrease in our effective tax rate compared to the prior year.

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

As of March 31, 2016, we had working capital of $67.0 million, including $45.6 million of cash available to fund our operations and capital commitments. In addition, we had $445.4 million, £122.0 million ($175.3 million), and AU $5.8 million ($4.4 million) available for borrowing under our U.S. credit agreement, U.K. credit agreement, and Australian working capital loan agreement, respectively.

Securities Repurchases

From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit facility, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. In the fourth quarter of 2015, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities to $200.0 million. We previously had $109.0 million in repurchase authorization. During the three months ended March 31, 2016, we repurchased 4,512,325 shares of our outstanding common stock for $167.9 million, or an average of $37.21 per share, under our securities repurchase program approved by our Board of Directors. As of March 31, 2016, our remaining authorization under the program was $32.1 million.

Dividends

We paid the following cash dividends on our common stock in 2015 and 2016:

Per Share Dividends

2015

First Quarter	$0.22
Second Quarter	0.23
Third Quarter	0.24
Fourth Quarter	0.25

2016

First Quarter	$0.26

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

Long-Term Debt Obligations

As of March 31, 2016, we had the following long-term debt obligations outstanding:

March 31,
(In millions)	2016
U.S. credit agreement – revolving credit line	$237.0
U.K. credit agreement – revolving credit line	53.1
U.K. credit agreement – overdraft line of credit	1.4
5.375% senior subordinated notes due 2024	296.5
5.75% senior subordinated notes due 2022	544.5
Australia working capital loan agreement	29.5
Mortgage facilities	187.0
Other	35.6
Total long-term debt	$1,384.6

As of March 31, 2016, we were in compliance with all covenants under our credit agreements and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 7 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of our long-term debt obligations.

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

During the three months ended March 31, 2016, outstanding revolving commitments varied between $160.0 million and $371.5 million under the U.S. credit agreement, between £10.0 million and £56.0 million ($14.4 million and $80.4 million) under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and between AU $7.5 million and AU $40.3 million ($5.7 million and $30.9 million) under the Australia working capital loan agreement. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.

PTL Dividends

We hold a 9.0% ownership interest in Penske Truck Leasing. We receive pro rata cash distributions relating to this investment. We currently expect to continue to receive future distributions from PTL quarterly, subject to its financial performance.

Operating Leases

As of March 31, 2016, we were in compliance with all covenants under these leases, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 9 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of our operating leases.

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

Cash Flows

Cash and cash equivalents decreased by $16.8 million and increased by $30.5 million during the three months ended March 31, 2016 and 2015, respectively. The major components of these changes are discussed below.

Cash Flows from Continuing Operating Activities

Cash provided by continuing operating activities was $82.6 million and $193.3 million during the three months ended March 31, 2016 and 2015, respectively. Cash flows from continuing operating activities includes net income, as adjusted for non-cash items and the effects of changes in working capital.

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

	Three Months Ended March 31,
(In millions)	2016	2015
Net cash from continuing operating activities as reported	$82.6	$193.3
Floor plan notes payable — non-trade as reported	54.9	100.9
Net cash from continuing operating activities including all floor plan notes payable	$137.5	$294.2

Cash Flows from Continuing Investing Activities

Cash used in continuing investing activities was $72.9 million and $120.1 million during the three months ended March 31, 2016 and 2015, respectively. Cash flows from continuing investing activities consist primarily of cash used for capital expenditures and net expenditures for acquisitions and other investments. Capital expenditures were $46.8 million and $33.7 million during the three months ended March 31, 2016 and 2015, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our retail automotive segment and retail commercial truck segment capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit facilities. Cash used in acquisitions and other investments, net of cash acquired, was $0.4 million and $86.4 million during the three months ended March 31, 2016 and 2015, respectively, and included cash used to repay sellers floor plan liabilities in such business acquisitions of $41.2 million during the three months ended March 31, 2015.

Cash Flows from Continuing Financing Activities

Cash used in continuing financing activities was $29.4 million and $73.5 million during the three months ended March 31, 2016 and 2015, respectively. Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, issuance and repurchases of long-term debt, repurchases of common stock, net borrowings or repayments of floor plan notes payable non-trade, payment of debt issuance costs, and dividends.

We had net borrowings of long-term debt of $111.5 million and net repayments of long-term debt of $139.3 million during the three months ended March 31, 2016 and 2015, respectively, and paid $1.2 million of debt issuance costs during the three months ended March 31, 2015. We had net borrowings of floor plan notes payable non-trade of $54.9 million and $100.9 million during the three months ended March 31, 2016 and 2015, respectively. We repurchased common stock for a total of $167.9 million and $14.0 million during the three months ended March 31, 2016 and 2015, respectively. We also paid cash dividends to our stockholders of $23.3 million and $19.9 million during the three months ended March 31, 2016 and 2015, respectively.

Cash Flows from Discontinued Operations

Cash flows relating to discontinued operations are not currently considered, nor are they expected to be, material to our liquidity or our capital resources. Management does not believe that there are any material past, present or upcoming cash transactions relating to discontinued operations.

Related Party Transactions

Stockholders Agreement

Several of our directors and officers are affiliated with Penske Corporation or related entities. Roger S. Penske, our Chairman of the Board and Chief Executive Officer, is also Chairman of the Board and Chief Executive Officer of Penske Corporation, and through entities affiliated with Penske Corporation, our largest stockholder owning approximately 37% of our outstanding common stock. Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. (collectively, “Mitsui”) own approximately 18% of our outstanding common stock. Mitsui, Penske Corporation and certain other affiliates of Penske Corporation are parties to a stockholders agreement pursuant to which the Penske affiliated companies agreed to vote their shares for up to two directors who are representatives of Mitsui. In turn, Mitsui agreed to vote their shares for up to fourteen directors voted for by the Penske affiliated companies. This agreement terminates in March 2024, upon the mutual consent of the parties, or when either party no longer owns any of our common stock.

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

Joint Venture Relationships

We are party to a number of joint ventures pursuant to which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of March 31, 2016, our retail automotive joint venture relationships included:

		Ownership
Location	Dealerships	Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Sprinter, Porsche, smart	81.03	% (A) (C)
Greenwich, Connecticut	Mercedes-Benz	80.00	% (B) (C)
Northern Italy	BMW, MINI, Maserati	70.00	% (C)
Aachen, Germany	Audi, Maserati, SEAT, Skoda, Volkswagen	68.00	% (D)
Frankfurt, Germany	Lexus, Toyota, Volkswagen	50.00	% (E)
Barcelona, Spain	BMW, MINI	50.00	% (E)
Tokyo, Japan	BMW, MINI, Rolls-Royce, Ferrari	49.00	% (E)

(A)

As of March 31, 2016, an entity controlled by one of our directors, Lucio A. Noto (the “Investor”), owns an 18.97% interest in this joint venture which entitles the Investor to 20% of the joint venture’s operating profits. In addition, the Investor has an option to purchase up to a 20% interest in the joint venture for specified amounts.

(B)	An entity controlled by one of our directors, Lucio A. Noto, owns a 20% interest in this joint venture.

(C)	Entity is consolidated in our financial results.

(D)

Entity is consolidated in our financial statements as a result of our purchase of an additional 10% interest in this joint venture in the third quarter of 2015.  In March 2016, we acquired an additional 8% interest in this joint venture.

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

Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in our 2015 annual report on Form 10-K filed February 25, 2016. Important factors that could cause actual results to differ materially from our expectations include the following:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR or the Bank of England Base Rate. Based on the amount outstanding under these facilities as of March 31, 2016, a 100 basis point change in interest rates would result in an approximate $3.1 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, or the Euro Interbank Offered Rate, or the Australian or New Zealand Bank Bill Swap Rate (BBSW).

Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the trailing twelve months ended March 31, 2016, a 100 basis point change in interest rates would result in an approximate $31.5 million change to our annual floor plan interest expense.

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

Foreign Currency Exchange Rates. As of March 31, 2016, we had consolidated operations in the U.K., Germany, Italy, Australia and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $0.2 million change to our revenues for the three months ended March 31, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the fourth quarter of 2015, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities to $200.0 million. During the three months ended March 31, 2016, we repurchased 4,512,325 shares of our outstanding common stock for $167.9 million, or an average of $37.21 per share, under our securities repurchase program approved by our Board of Directors. As of March 31, 2016, our remaining authorization under the program was $32.1 million.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
January 1 to January 31, 2016	—	$—	—	$200.0
February 1 to February 29, 2016	2,375,564	$35.44	2,375,564	$115.8
March 1 to March 31, 2016	2,136,761	$39.18	2,136,761	$32.1
	4,512,325		4,512,325

Item 6. Exhibits

4.1

First Supplemental Indenture dated as of April 27, 2016, regarding our 5.75% Senior Subordinated Notes due 2022, dated as of August 28, 2012 by and among us, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.2

Second Supplemental Indenture, regarding our 5.375% Senior Subordinated Notes due 2024, dated as of April 27, 2016 among the Company, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

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

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger S. Penske
Roger S. Penske
Date: April 27, 2016		Chief Executive Officer

	By:	/s/ J.D. Carlson
J.D. Carlson
Date: April 27, 2016		Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

4.1

First Supplemental Indenture dated as of April 27, 2016, regarding our 5.75% Senior Subordinated Notes due 2022, dated as of August 28, 2012 by and among us, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.2

Second Supplemental Indenture, regarding our 5.375% Senior Subordinated Notes due 2024, dated as of April 27, 2016 among the Company, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

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