Form 10-Q
period 2016-06-30
PENSKE AUTOMOTIVE GROUP, INC.
filed 2016-07-29
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

(248) 648-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 22, 2016, there were 85,175,279 shares of voting common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
	(In millions, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$97.5	$62.4
Accounts receivable, net of allowance for doubtful accounts of $4.6 and $4.2	827.8	782.3
Inventories	3,351.8	3,463.5
Other current assets	101.7	85.6
Assets held for sale	6.8	12.7
Total current assets	4,385.6	4,406.5
Property and equipment, net	1,576.7	1,520.1
Goodwill	1,313.4	1,323.2
Other indefinite-lived intangible assets	408.8	408.0
Equity method investments	371.1	336.4
Other long-term assets	19.6	19.2
Total assets	$8,075.2	$8,013.4
LIABILITIES AND EQUITY
Floor plan notes payable	$2,061.8	$2,247.2
Floor plan notes payable — non-trade	969.4	1,132.4
Accounts payable	554.8	493.8
Accrued expenses	403.3	378.1
Current portion of long-term debt	47.7	28.0
Liabilities held for sale	4.6	6.2
Total current liabilities	4,041.6	4,285.7
Long-term debt	1,613.1	1,247.0
Deferred tax liabilities	449.4	433.4
Other long-term liabilities	238.2	212.4
Total liabilities	6,342.3	6,178.5
Commitments and contingent liabilities (Note 9)
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 85,175,279 shares issued and outstanding at June 30, 2016; 89,524,724 shares issued and outstanding at December 31, 2015	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	490.3	656.0
Retained earnings	1,383.1	1,256.7
Accumulated other comprehensive income (loss)	(177.6)	(122.5)
Total Penske Automotive Group stockholders’ equity	1,695.8	1,790.2
Non-controlling interest	37.1	44.7
Total equity	1,732.9	1,834.9
Total liabilities and equity	$8,075.2	$8,013.4

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Unaudited)
	(In millions, except per share amounts)
Revenue:
Retail automotive dealership	$4,836.8	$4,554.9	$9,349.7	$8,741.7
Retail commercial truck dealership	309.5	241.9	516.2	434.6
Commercial vehicle distribution and other	107.8	123.8	212.8	227.2
Total revenues	$5,254.1	$4,920.6	$10,078.7	$9,403.5
Cost of sales:
Retail automotive dealership	4,134.8	3,892.3	7,982.7	7,449.8
Retail commercial truck dealership	271.2	203.6	444.7	363.5
Commercial vehicle distribution and other	76.8	93.4	156.2	169.0
Total cost of sales	4,482.8	4,189.3	8,583.6	7,982.3
Gross profit	771.3	731.3	1,495.1	1,421.2
Selling, general and administrative expenses	582.7	553.1	1,141.6	1,088.9
Depreciation	24.5	19.3	45.3	37.9
Operating income	164.1	158.9	308.2	294.4
Floor plan interest expense	(13.1)	(11.0)	(25.9)	(21.3)
Other interest expense	(19.5)	(16.4)	(36.7)	(32.7)
Equity in earnings of affiliates	12.0	12.0	17.5	18.7
Income from continuing operations before income taxes	143.5	143.5	263.1	259.1
Income taxes	(47.3)	(47.7)	(86.7)	(86.5)
Income from continuing operations	96.2	95.8	176.4	172.6
Loss from discontinued operations, net of tax	(1.2)	(0.1)	(1.2)	(1.0)
Net income	95.0	95.7	175.2	171.6
Less: Income attributable to non-controlling interests	1.5	1.7	2.4	2.4
Net income attributable to Penske Automotive Group common stockholders	$93.5	$94.0	$172.8	$169.2
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$1.11	$1.04	$2.01	$1.89
Discontinued operations	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Net income attributable to Penske Automotive Group common stockholders	$1.10	$1.04	$1.99	$1.88
Shares used in determining basic earnings per share	85.3	90.2	86.7	90.2
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$1.11	$1.04	$2.00	$1.88
Discontinued operations	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Net income attributable to Penske Automotive Group common stockholders	$1.10	$1.04	$1.99	$1.87
Shares used in determining diluted earnings per share	85.3	90.2	86.8	90.3
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$96.2	$95.8	$176.4	$172.6
Less: Income attributable to non-controlling interests	1.5	1.7	2.4	2.4
Income from continuing operations, net of tax	94.7	94.1	174.0	170.2
Loss from discontinued operations, net of tax	(1.2)	(0.1)	(1.2)	(1.0)
Net income attributable to Penske Automotive Group common stockholders	$93.5	$94.0	$172.8	$169.2
Cash dividends per share	$0.27	$0.23	$0.53	$0.45

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Unaudited)
	(In millions)
Net income	$95.0	$95.7	$175.2	$171.6
Other comprehensive income:
Foreign currency translation adjustment	(56.1)	37.8	(55.8)	(15.0)
Other adjustments to comprehensive income, net	0.6	0.5	1.5	(1.8)
Other comprehensive income (loss), net of tax	(55.5)	38.3	(54.3)	(16.8)
Comprehensive income	39.5	134.0	120.9	154.8
Less: Comprehensive income attributable to non-controlling interests	0.8	1.5	3.2	1.6
Comprehensive income attributable to Penske Automotive Group common stockholders	$38.7	$132.5	$117.7	$153.2

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2016	2015
	(Unaudited)
	(In millions)
Operating Activities:
Net income	$175.2	$171.6
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	45.3	37.9
Earnings of equity method investments	(15.7)	(16.1)
Loss from discontinued operations, net of tax	1.2	1.0
Deferred income taxes	19.0	(18.4)
Changes in operating assets and liabilities:
Accounts receivable	(41.2)	(36.5)
Inventories	156.5	(186.1)
Floor plan notes payable	(185.4)	192.3
Accounts payable and accrued expenses	80.6	99.0
Other	29.0	25.9
Net cash provided by continuing operating activities	264.5	270.6
Investing Activities:
Purchase of equipment and improvements	(136.7)	(83.5)
Acquisitions net, including repayment of sellers’ floor plan notes payable of $44.7 and $41.2, respectively	(65.4)	(86.4)
Other	(25.0)	—
Net cash used in continuing investing activities	(227.1)	(169.9)
Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	629.5	780.4
Repayments under U.S. credit agreement revolving credit line	(789.5)	(702.4)
Repayments under U.S. credit agreement term loan	—	(88.0)
Repayment of U.S. commercial truck capital loan	—	(60.5)
Issuance of 5.50% senior subordinated notes	500.0	—
Net borrowings (repayments) of other long-term debt	60.9	(123.7)
Net (repayments) borrowings of floor plan notes payable — non-trade	(163.0)	120.3
Payment of debt issuance costs	(6.6)	(1.7)
Repurchases of common stock	(173.6)	(22.0)
Dividends	(46.4)	(40.7)
Other	(9.8)	0.2
Net cash provided by (used in) continuing financing activities	1.5	(138.1)
Discontinued operations:
Net cash provided by (used in) discontinued operating activities	1.3	(1.3)
Net cash provided by discontinued investing activities	1.7	129.5
Net cash used in discontinued financing activities	(0.1)	(87.3)
Net cash provided by discontinued operations	2.9	40.9
Effect of exchange rate changes on cash and cash equivalents	(6.7)	(0.4)
Net change in cash and cash equivalents	35.1	3.1
Cash and cash equivalents, beginning of period	62.4	36.3
Cash and cash equivalents, end of period	$97.5	$39.4
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$60.5	$52.1
Income taxes	26.9	64.7
Seller financed/assumed debt	—	2.6

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF EQUITY

					Accumulated	Total
	Common Stock		Additional		Other	Penske
	Issued		Paid-in	Retained	Comprehensive	Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity
	(Unaudited)
	(Dollars in millions)
Balance, January 1, 2016	89,524,724	$—	$656.0	$1,256.7	$(122.5)	$1,790.2	$44.7	$1,834.9
Equity compensation	307,597	—	7.6	—	—	7.6	—	7.6
Repurchases of common stock	(4,657,042)	—	(173.6)	—	—	(173.6)	—	(173.6)
Dividends	—	—	—	(46.4)	—	(46.4)	—	(46.4)
Purchase of subsidiary shares from non-controlling interest	—	—	(0.3)	—	—	(0.3)	(10.4)	(10.7)
Distributions to non-controlling interests	—	—	—	—	—	—	(0.4)	(0.4)
Foreign currency translation	—	—	—	—	(56.6)	(56.6)	0.8	(55.8)
Other	—	—	0.6	—	1.5	2.1	—	2.1
Net income	—	—	—	172.8	—	172.8	2.4	175.2
Balance, June 30, 2016	85,175,279	$—	$490.3	$1,383.1	$(177.6)	$1,695.8	$37.1	$1,732.9

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

We are an international transportation services company that operates automotive and commercial truck dealerships principally in the United States, Canada and Western Europe, and distributes commercial vehicles, diesel engines, gas engines, power systems and related parts and services principally in Australia and New Zealand.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $17.9 billion in total retail automotive dealership revenue we generated in 2015. As of June 30, 2016, we operated 352 automotive retail franchises, of which 180 franchises are located in the U.S. and 172 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the six months ended June 30, 2016, we retailed and wholesaled more than 273,000 vehicles. We are diversified geographically, with 58% of our total retail automotive dealership revenues in the six months ended June 30, 2016 generated in the U.S. and Puerto Rico and 42% generated outside the U.S. We offer over 40 vehicle brands, with 72% of our retail automotive dealership revenue in the six months ended June 30, 2016 generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offer a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products. We operate these dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry.

During the six months ended June 30, 2016, we acquired one retail automotive franchise in the U.K., were awarded four retail automotive franchises, and disposed of eight retail automotive franchises. During the six months ended June 30, 2016, we acquired an additional 8% interest in the Jacobs Group, one of our German automotive dealership joint ventures and now own 68% of that joint venture. We began consolidating this joint venture during the third quarter of 2015. We also acquired a 49% interest in the Nicole Group, a luxury dealership group in Tokyo and nearby suburbs in January 2016. The Nicole Group operates four BMW and three MINI dealerships, a Rolls-Royce dealership and a Ferrari dealership, and is the exclusive importer and distributor of Alpina. This investment is accounted for under the equity method. Subsequent to June 30, 2016, we acquired a dealer group in the U.K. with twelve franchises, including seven Volkswagen, one BMW, one MINI, and one Audi.

Retail Commercial Truck Dealership.  In November 2014, we acquired a controlling interest in a heavy and medium duty truck dealership group located primarily in Texas and Oklahoma, which we renamed Premier Truck Group (“PTG”). Prior to the 2014 transaction, we held a 32% interest in PTG and accounted for this investment under the equity method. During 2015, we acquired an additional 5% of PTG, bringing our ownership interest to 96%. In April 2016, we acquired the remaining ownership interests of PTG, bringing our total ownership interest to 100%.

As of June 30, 2016, PTG operated nineteen locations, including fourteen full-service dealerships offering primarily Freightliner and Western Star branded trucks. Two of these locations, Chattanooga and Knoxville, were acquired in February 2015. Five of these locations were acquired in April 2016 and represent Freightliner and Western Star in the greater Toronto, Canada market area and service Highway 401, a major truck thoroughfare between Buffalo, New York and Detroit, Michigan. PTG also offers a full range of used trucks available for sale as well as service and parts departments, many of which are open 24 hours a day, seven days a week.

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

Penske Truck Leasing. As of June 30, 2016, we held a 9.0% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation and supply chain services. On July 27, 2016, we acquired an additional 14.4% ownership interest in PTL from subsidiaries of GE Capital Global Holdings, LLC (collectively, “GE Capital”) for approximately $498.7 million in cash, subject to adjustment based on the earnings of PTL through July 27, 2016. PTL operates and maintains more than 238,000 vehicles and serves customers in North America, South America, Europe, Australia and Asia and is one of the largest purchasers of commercial trucks in North America. Product lines include full-service truck leasing, contract maintenance, commercial and consumer truck rentals, used truck sales, transportation and warehousing management and supply chain management solutions. As of July 27, 2016, PTL is owned 41.1% by Penske Corporation, 23.4% by us, 20.0% by affiliates of Mitsui & Co., Ltd. (“Mitsui”), and 15.5% by GE Capital. We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of June 30, 2016 and December 31, 2015 and for the three and six month periods ended June 30, 2016 and 2015 is unaudited, but includes all adjustments which our management believes to be necessary for the fair presentation of results for the periods presented. The consolidated condensed financial statements for prior periods have been revised for entities that have been treated as discontinued operations, and results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2015, which are included as part of our Annual Report on Form 10-K.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of contracts with customers. This ASU can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date” providing for a one-year deferral of the effective date of ASU 2014-09 from January 1, 2017 to January 1, 2018; however, early adoption is still permissible as of January 1, 2017 for public entities. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations.” The amendments under this ASU clarify the implementation guidance on principal versus agent considerations included within ASU

2014-09. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing.” This ASU includes updates which are intended to reduce the cost and complexity of applying guidance on identifying promised goods and services under Topic 606. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients.” This ASU clarifies several aspects of Topic 606 such as the assessment of collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. We are currently assessing the impact the adoption of these accounting standard updates will have on our consolidated financial position, results of operations, and cash flows.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, “Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which clarifies the treatment of debt issuance costs associated with line-of-credit arrangements that were not specifically addressed in ASU 2015-03. ASU 2015-15 states that entities may elect to continue to treat debt issuance costs associated with lines of credit as an asset, consistent with current treatment. We adopted these accounting standard updates in the first quarter of 2016. We applied this new guidance retrospectively, which resulted in the reclassification of debt issuance costs from other current and other long-term assets to current and long-term debt for the periods presented. Amounts reclassified from “Other current assets” to “Current portion of long-term debt” were $1.2 million as of December 31, 2015. Amounts reclassified from “Other long-term assets” to “Long-term debt” were $8.1 million as of December 31, 2015.

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

We had no entities newly classified as held for sale during the six months ended June 30, 2016 that met the criteria to be classified as discontinued operations. As such, the combined financial information presented below represents only retail automotive dealerships and our car rental business that were classified as discontinued operations prior to adoption of ASU No. 2014-08:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$5.6	$19.5	$14.0	$48.0
Pre-tax loss	(2.0)	(0.9)	(2.0)	(4.7)
Pre-tax gain on disposal	—	0.6	—	2.9

	June 30,	December 31,
	2016	2015
Inventories	$3.4	$6.2
Other assets	3.4	6.5
Total assets	$6.8	$12.7
Floor plan notes payable (including non-trade)	$2.9	$4.3
Other liabilities	1.7	1.9
Total liabilities	$4.6	$6.2

Divestitures

During the six months ended June 30, 2016, we disposed of eight retail automotive franchises and one retail commercial truck parts location. The results of operations for two of the retail automotive franchises are included in discontinued operations for the six months ended June 30, 2016 and 2015. The remaining six retail automotive franchises and retail commercial truck parts location did not meet the criteria to be classified as held for sale and treated as discontinued operations. Therefore, the results of operations for these businesses are included within continuing operations for the three and six months ended June 30, 2016 and 2015.

In February 2015, we divested our car rental business that included Hertz car rental franchises in the Memphis, Tennessee market and certain markets throughout Indiana. We received proceeds of $17.8 million from the sale excluding sales of car rental vehicles. The results of operations of our car rental business are included in discontinued operations for the six months ended June 30, 2015.

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

Our fixed rate debt consists of amounts outstanding under our senior subordinated notes and mortgage facilities. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 2), and we estimate the fair value of our mortgage facilities using a present value technique based on current market interest rates for similar types of financial instruments (Level 2). A summary of the carrying values and fair values of our 5.75%

senior subordinated notes, 5.375% senior subordinated notes, 5.50% senior subordinated notes, and our fixed rate mortgage facilities are as follows:

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.75% senior subordinated notes due 2022	$544.7	$544.7	$544.3	$558.6
5.375% senior subordinated notes due 2024	296.6	293.3	296.4	295.7
5.50% senior subordinated notes due 2026	493.5	468.8	—	—
Mortgage facilities	204.4	213.9	165.8	165.8

2. Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2016	2015
Retail automotive dealership new vehicles	$2,057.1	$2,218.6
Retail automotive dealership used vehicles	741.8	719.0
Retail automotive parts, accessories and other	118.6	113.6
Retail commercial truck dealership vehicles and parts	230.6	208.8
Commercial vehicle distribution vehicles and parts	203.7	203.5
Total inventories	$3,351.8	$3,463.5

We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $11.0 million and $14.4 million during the three months ended June 30, 2016 and 2015, respectively, and $22.4 million and $23.5 million during the six months ended June 30, 2016 and 2015, respectively.

3. Business Combinations

We acquired one retail automotive franchise and five retail commercial truck dealerships during the six months ended June 30, 2016. During the six months ended June 30, 2015, we acquired one retail automotive franchise and two retail commercial truck dealerships. Our financial statements include the results of operations of the acquired entities from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements, and may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the six months ended June 30, 2016 and 2015 follows:

	June 30,
	2016	2015
Accounts receivable	$3.9	$—
Inventory	45.2	46.8
Other current assets	0.1	0.2
Property and equipment	0.6	4.4
Indefinite-lived intangibles	24.8	38.8
Current liabilities	(9.2)	(1.2)
Total consideration	65.4	89.0
Seller financed/assumed debt	—	(2.6)
Total cash used in acquisitions	$65.4	$86.4

The following unaudited consolidated pro forma results of operations of PAG for the three and six months ended June 30, 2016 and 2015 give effect to acquisitions consummated during 2016 and 2015 as if they had occurred effective at the beginning of the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$5,254.1	$5,171.3	$10,123.5	$9,931.5
Income from continuing operations	94.7	95.3	174.1	173.0
Net income	93.5	95.2	172.9	172.0
Income from continuing operations per diluted common share	$1.11	$1.06	$2.01	$1.92
Net income per diluted common share	$1.10	$1.05	$1.99	$1.91

4. Intangible Assets

Following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the six months ended June 30, 2016:

		Other Indefinite-
		Lived Intangible
	Goodwill	Assets
Balance, January 1, 2016	$1,323.2	$408.0
Additions	18.3	6.5
Disposals	(0.2)	—
Foreign currency translation	(27.9)	(5.7)
Balance, June 30, 2016	$1,313.4	$408.8

The additions during the six months ended June 30, 2016 were within our Retail Automotive and Retail Commercial Truck reportable segments. The disposals during the six months ended June 30, 2016 were within our Retail Automotive reportable segment. As of June 30, 2016, the goodwill balance within our Retail Automotive, Retail Commercial Truck, and Other reportable segments was $1,069.2 million, $161.2 million and $83.0 million, respectively.

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

The agreements typically grant a security interest in substantially all of the assets of our dealership and distribution subsidiaries and, in the U.S., Australia and New Zealand, are guaranteed or partially guaranteed by us. Interest rates under the arrangements are variable and increase or decrease based on changes in the prime rate, defined London Interbank Offered Rate (“LIBOR”), the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, or the Australian or New Zealand Bank Bill Swap Rate (“BBSW”). To date, we have not experienced any material limitation with respect to the amount or availability of financing from any institution providing us vehicle financing. We also receive non-refundable credits from certain of our vehicle manufacturers, which are treated as a reduction of cost of sales as vehicles are sold.

The weighted average interest rate on floor plan borrowings was 1.6% for the six months ended June 30, 2016 and 1.5% for the six months ended June 30, 2015. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as “Floor plan notes payable—non-trade” on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.

6. Earnings Per Share

Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested equity awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for any dilutive effects. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Weighted average number of common shares outstanding	85,268,625	90,198,899	86,743,783	90,225,948
Effect of non-participatory equity compensation	36,000	36,000	36,000	36,000
Weighted average number of common shares outstanding, including effect of dilutive securities	85,304,625	90,234,899	86,779,783	90,261,948

7. Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2016	2015
U.S. credit agreement — revolving credit line	$—	$160.0
U.K. credit agreement — revolving credit line	65.2	70.7
U.K. credit agreement — overdraft line of credit	—	—
5.50% senior subordinated notes due 2026	493.5	—
5.375% senior subordinated notes due 2024	296.6	296.4
5.75% senior subordinated notes due 2022	544.7	544.3
Australia working capital loan agreement	28.1	5.5
Mortgage facilities	204.4	165.8
Other	28.3	32.3
Total long-term debt	1,660.8	1,275.0
Less: current portion	(47.7)	(28.0)
Net long-term debt	$1,613.1	$1,247.0

U.S. Credit Agreement

Our U.S. credit agreement (the “U.S. credit agreement”) with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation provides for up to $700.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, which includes $250.0 million in revolving loans solely for future U.S. acquisitions. In connection with the purchase of PTL interests noted previously, we have amended the U.S. credit agreement to allow for the purchase of interests, to provide for a maximum of $150.0 million of future borrowings under the U.S. credit agreement for foreign acquisitions and to extend the facility for an additional year through September 30, 2019, pursuant the U.S. credit agreement’s “evergreen” termination provisions. The revolving loans bear interest at LIBOR plus 2.00%, subject to an incremental 1.50% for uncollateralized borrowings in excess of a defined borrowing base.

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

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of June 30, 2016, we had no revolver borrowings outstanding under the U.S. credit agreement.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £150.0 million revolving credit agreement with the Royal Bank of Scotland plc (RBS) and BMW Financial Services (GB) Limited, and an additional demand overdraft line of credit with RBS (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes. The loans mature on the termination date of the facility, which is December 19, 2019. The revolving loans bear interest between defined LIBOR plus 1.35% and defined LIBOR plus 3.0% and the demand overdraft line of credit bears interest at the Bank of England Base Rate plus 1.75%. As of June 30, 2016, outstanding loans under the U.K. credit agreement amounted to £49.0 million ($65.2 million).

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

5.50% Senior Subordinated Notes due 2026

In May 2016, we issued $500.0 million in aggregate principal amount of 5.50% Senior Subordinated Notes due 2026 (the “5.50% Notes”). Interest on the 5.50% Notes is payable semi-annually on May 15 and November 15 of each year. The 5.50% Notes mature on May 15, 2026, unless earlier redeemed or purchased by us. The 5.50% Notes are our unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our existing 100% owned U.S. subsidiaries. The 5.50% Notes also contain customary negative covenants and events of default.

Prior to May 15, 2021, we may redeem the 5.50% Notes at a redemption price equal to 100% of the principal amount of the 5.50% Notes, plus an applicable make whole premium, and any accrued and unpaid interest. On or after May 15, 2021, we may redeem the 5.50% Notes for cash at the redemption prices noted in the indenture, plus any accrued and unpaid interest. We may also redeem up to 40% of the 5.50% Notes using the proceeds of specified equity offerings at any time prior to May 15, 2019 at a price specified in the indenture. If we experience certain “change of control” events specified in the indenture, holders of the 5.50% Notes will have the option to require us to purchase for cash all or a portion of their notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest. In addition, if we make certain asset sales and do not reinvest the proceeds thereof or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest.

5.375% Senior Subordinated Notes due 2024

In November 2014, we issued $300.0 million in aggregate principal amount of 5.375% Senior Subordinated Notes due 2024 (the “5.375% Notes”). Interest on the 5.375% Notes is payable semi-annually on June 1 and December 1 of each year. The 5.375% Notes mature on December 1, 2024, unless earlier redeemed or purchased by us. The 5.375% Notes are our unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our existing 100% owned U.S. subsidiaries. The 5.375% Notes also contain customary negative covenants and events of default.

Prior to December 1, 2019, we may redeem the 5.375% Notes at a redemption price equal to 100% of the principal amount of the 5.375% Notes, plus an applicable make whole premium, and any accrued and unpaid interest. On or after December 1, 2019, we may redeem the 5.375% Notes for cash at the redemption prices noted in the indenture, plus any accrued and unpaid interest. We may also redeem up to 40% of the 5.375% Notes using the proceeds of specified equity offerings at any time prior to December 1, 2017 at a price specified in the indenture. If we experience certain “change of control” events specified in the indenture, holders of the 5.375% Notes will have the option to require us to purchase for cash all or a portion of their notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest. In addition, if we make certain asset sales and do not reinvest the proceeds thereof or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest.

5.75% Senior Subordinated Notes due 2022

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

Prior to October 1, 2017, we may redeem the 5.75% Notes at a redemption price equal to 100% of the principal amount of the 5.75% Notes, plus an applicable make whole premium, and any accrued and unpaid interest. On or after October 1, 2017, we may redeem the 5.75% Notes for cash at the redemption prices noted in the indenture, plus any accrued and unpaid interest. If we experience certain “change of control” events specified in the indenture, holders of the 5.75% Notes will have the option to require us to purchase for cash all or a portion of their notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest. In addition, if we make certain asset sales and do not reinvest the proceeds thereof or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest.

Australia Working Capital Loan Agreement

In March 2016, our commercial vehicle distribution business expanded its working capital loan agreement with Mercedes-Benz Financial Services Australia Pty Ltd principally to increase the borrowing capacity from AU $28.0 million to AU $44.3 million and to provide working capital availability for use by both Penske Commercial Vehicles Australia and Penske Power Systems. This agreement provides the lender with a secured interest in all assets of our commercial vehicle distribution business. The loan bears interest at the Australian BBSW 30-day Bill Rate plus 2.35%. As of June 30, 2016, we had AU $37.7 million ($28.1 million) outstanding under the working capital loan agreement. In July 2016, we expanded the capacity of this agreement by AU $6.2 million and now have AU $50.5 million of borrowing capacity under the working capital loan agreement.

Mortgage Facilities

We are party to several mortgages that bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of June 30, 2016, we owed $204.4 million of principal under our mortgage facilities.

8. Derivatives and Hedging

Penske Commercial Vehicles Australia and Penske Power Systems sell vehicles, engines, parts and other products purchased from manufacturers in the U.S., Germany, and the U.K. In order to protect against exchange rate movements, Penske Commercial Vehicles Australia and Penske Power Systems enter into foreign exchange forward contracts against anticipated cash flows. The contracts are timed to mature when major shipments are scheduled to arrive in Australia and when receipt of payment from customers is expected. We classify our foreign exchange forward contracts as cash flow hedges and state them at fair value. We used Level 2 inputs to estimate the fair value of the foreign exchange forward contracts. The fair value of the contracts designated as hedging instruments was estimated to be a liability of $0.5 million and $1.1 million as of June 30, 2016 and December 31, 2015, respectively.

9. Commitments and Contingent Liabilities

We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of June 30, 2016, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

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

After our acquisition of additional interests in PTL subsequent to June 30, 2016, as previously discussed, we hold a 23.4% ownership interest in PTL. Historically, affiliates of GE Capital (“GEC”) provided PTL with a majority of its financing, though PTL has refinanced all of its GEC indebtedness. As part of that refinancing, we and the other PTL partners created a new company (“Holdings”), which, together with GEC, co-issued $700.0 million of 3.8% senior unsecured notes due 2019 (the “Holdings Bonds”). GEC agreed to be a co-obligor of the Holdings Bonds in order to achieve lower interest rates on the Holdings Bonds. As part of Mitsui’s purchase of its 20.0% ownership interest in PTL in March 2015, the ownership interest of GEC in Holdings was redeemed, Holdings was relieved of its obligations under the indenture for the Holdings Bonds, and Holdings became obligated to pay to GEC 50.1% of all interest and principal due under, and 100% of the expenses related to, the Holdings Bonds to the extent Holdings has cash in excess of a certain level of permitted working capital, subject to certain limitations. Additional capital contributions from the members may be required to the extent Holdings is unable to pay those amounts. We have agreed to indemnify GEC for 9.0% of any principal or interest that GEC is required to pay on these bonds and pay GEC an annual fee of approximately $0.95 million for acting as obligor. The maximum amount of our contingent obligations to GEC under this agreement is 9.0% of the required principal repayment due in 2019 (which is expected to be $63.1 million) and 9.0% of interest payments under the Holdings Bonds, plus fees and default interest, if any.

Our floor plan credit agreement with Mercedes Benz Financial Services Australia (“MBA”) provides us revolving loans for the acquisition of commercial vehicles for distribution to our retail network. This facility includes a limited parent guarantee and a commitment to repurchase dealer vehicles in the event the dealer’s floor plan agreement with MBA is terminated.

We have $32.8 million of letters of credit outstanding as of June 30, 2016, and have posted $12.7 million of surety bonds in the ordinary course of business.

10. Equity

During the six months ended June 30, 2016, we repurchased or acquired 4,657,042 shares of our common stock. In the first quarter of 2016, we repurchased 4,512,325 shares of our outstanding common stock for $167.9 million, or an average of $37.21 per share, under our securities repurchase program approved by our Board of Directors. As of June 30, 2016, our remaining authorization under the program was $32.1 million. During the second quarter of 2016, we acquired 144,717 shares of our common stock for $5.7 million, or an average of $39.47 per share, from employees in connection with a net share settlement feature of employee equity awards.

11. Accumulated Other Comprehensive Income/(Loss)

Changes in accumulated other comprehensive income/(loss) by component and the reclassifications out of accumulated other comprehensive income/(loss) during the three and six months ended June 30, 2016 and 2015, respectively, attributable to Penske Automotive Group common stockholders follows:

Three Months Ended June 30, 2016

	Foreign
	Currency
	Translation	Other	Total
Balance at March 31, 2016	$(114.6)	$(8.1)	$(122.7)
Other comprehensive income (loss) before reclassifications	(55.5)	0.6	(54.9)
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—
Net current period other comprehensive income (loss)	(55.5)	0.6	(54.9)
Balance at June 30, 2016	$(170.1)	$(7.5)	$(177.6)

Three Months Ended June 30, 2015

	Foreign
	Currency
	Translation	Other	Total
Balance at March 31, 2015	$(103.9)	$(3.9)	$(107.8)
Other comprehensive income (loss) before reclassifications	38.0	0.5	38.5
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—
Net current period other comprehensive income (loss)	38.0	0.5	38.5
Balance at June 30, 2015	$(65.9)	$(3.4)	$(69.3)

Six Months Ended June 30, 2016

	Foreign
	Currency
	Translation	Other	Total
Balance at December 31, 2015	$(113.5)	$(9.0)	$(122.5)
Other comprehensive income (loss) before reclassifications	(56.6)	1.5	(55.1)
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—
Net current period other comprehensive income (loss)	(56.6)	1.5	(55.1)
Balance at June 30, 2016	$(170.1)	$(7.5)	$(177.6)

Six Months Ended June 30, 2015

	Foreign
	Currency
	Translation	Other	Total
Balance at December 31, 2014	$(51.7)	$(1.6)	$(53.3)
Other comprehensive income (loss) before reclassifications	(14.2)	(1.8)	(16.0)
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—
Net current period other comprehensive income (loss)	(14.2)	(1.8)	(16.0)
Balance at June 30, 2015	$(65.9)	$(3.4)	$(69.3)

12. Segment Information

Our operations are organized by management into operating segments by line of business and geography. We have determined that we have three reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of retail automotive dealership operations, (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada, and (iii) Other, consisting of our commercial vehicle and power systems distribution operations and our other investments in non-automotive operations. The Retail Automotive reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and our retail automotive joint ventures. The individual dealership operations included in the Retail Automotive reportable segment have been grouped into four geographic operating segments: Eastern, Central, and Western United States and International. The geographic operating segments have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). Revenue and segment income for the three and six months ended June 30, 2016 and 2015 follows:

Three Months Ended June 30

		Retail
	Retail	Commercial		Intersegment
	Automotive	Truck	Other	Elimination	Total
Revenues
2016	$4,836.8	$309.5	$108.5	$(0.7)	$5,254.1
2015	4,554.9	241.9	124.1	(0.3)	4,920.6
Segment income
2016	$123.1	$7.6	$12.8	$—	$143.5
2015	120.3	10.4	12.8	—	143.5

Six Months Ended June 30

		Retail
	Retail	Commercial		Intersegment
	Automotive	Truck	Other	Elimination	Total
Revenues
2016	$9,349.7	$516.2	$214.5	$(1.7)	$10,078.7
2015	8,741.7	434.6	227.8	(0.6)	9,403.5
Segment income
2016	$233.5	$13.4	$16.2	$—	$263.1
2015	223.1	17.8	18.2	—	259.1

13. Condensed Consolidating Financial Information

The following tables include condensed consolidating financial information as of June 30, 2016 and December 31, 2015 and for the three and six month periods ended June 30, 2016 and 2015 for Penske Automotive Group, Inc. (as the issuer of the 5.75% Notes, the 5.375% Notes, and the 5.50% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing non-U.S. entities). Guarantor subsidiaries are directly or indirectly 100% owned by PAG, and the guarantees are full and unconditional, and joint and several. The guarantees may be released under certain circumstances upon resale, or transfer by us of the stock of the related guarantor or all or substantially all of the assets of the guarantor to a non-affiliate.

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2016

			Penske
	Total		Automotive	Guarantor	Non‑Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In millions)
Cash and cash equivalents	$97.5	$—	$—	$11.2	$86.3
Accounts receivable, net	827.8	(439.7)	439.7	414.8	413.0
Inventories	3,351.8	—	—	1,911.5	1,440.3
Other current assets	101.7	—	3.2	33.5	65.0
Assets held for sale	6.8	—	—	6.8	—
Total current assets	4,385.6	(439.7)	442.9	2,377.8	2,004.6
Property and equipment, net	1,576.7	—	3.6	950.9	622.2
Intangible assets	1,722.2	—	—	1,099.9	622.3
Equity method investments	371.1	—	309.6	—	61.5
Other long-term assets	19.6	(2,316.0)	2,322.1	7.6	5.9
Total assets	$8,075.2	$(2,755.7)	$3,078.2	$4,436.2	$3,316.5
Floor plan notes payable	$2,061.8	$—	$—	$1,213.7	$848.1
Floor plan notes payable—non-trade	969.4	—	5.0	549.1	415.3
Accounts payable	554.8	—	2.6	176.2	376.0
Accrued expenses	403.3	(439.7)	0.9	171.1	671.0
Current portion of long-term debt	47.7	—	—	11.2	36.5
Liabilities held for sale	4.6	—	—	4.4	0.2
Total current liabilities	4,041.6	(439.7)	8.5	2,125.7	2,347.1
Long-term debt	1,613.1	(160.7)	1,336.8	196.1	240.9
Deferred tax liabilities	449.4	—	—	433.7	15.7
Other long-term liabilities	238.2	—	—	64.5	173.7
Total liabilities	6,342.3	(600.4)	1,345.3	2,820.0	2,777.4
Total equity	1,732.9	(2,155.3)	1,732.9	1,616.2	539.1
Total liabilities and equity	$8,075.2	$(2,755.7)	$3,078.2	$4,436.2	$3,316.5

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2015

			Penske
	Total		Automotive	Guarantor	Non‑Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In millions)
Cash and cash equivalents	$62.4	$—	$—	$—	$62.4
Accounts receivable, net	782.3	(430.4)	430.4	400.8	381.5
Inventories	3,463.5	—	—	1,650.5	1,813.0
Other current assets	85.6	—	3.9	28.3	53.4
Assets held for sale	12.7	—	—	8.5	4.2
Total current assets	4,406.5	(430.4)	434.3	2,088.1	2,314.5
Property and equipment, net	1,520.1	—	4.0	822.0	694.1
Intangible assets	1,731.2	—	—	878.9	852.3
Equity method investments	336.4	—	298.2	—	38.2
Other long-term assets	19.2	(2,253.4)	2,259.9	7.2	5.5
Total assets	$8,013.4	$(2,683.8)	$2,996.4	$3,796.2	$3,904.6
Floor plan notes payable	$2,247.2	$—	$—	$1,295.0	$952.2
Floor plan notes payable—non-trade	1,132.4	—	154.7	339.8	637.9
Accounts payable	493.8	—	4.8	143.3	345.7
Accrued expenses	378.1	(430.4)	0.1	112.3	696.1
Current portion of long-term debt	28.0	—	—	5.7	22.3
Liabilities held for sale	6.2	—	—	4.4	1.8
Total current liabilities	4,285.7	(430.4)	159.6	1,900.5	2,656.0
Long-term debt	1,247.0	(256.4)	1,001.9	109.2	392.3
Deferred tax liabilities	433.4	—	—	413.4	20.0
Other long-term liabilities	212.4	—	—	68.9	143.5
Total liabilities	6,178.5	(686.8)	1,161.5	2,492.0	3,211.8
Total equity	1,834.9	(1,997.0)	1,834.9	1,304.2	692.8
Total liabilities and equity	$8,013.4	$(2,683.8)	$2,996.4	$3,796.2	$3,904.6

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2016

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In millions)
Revenues	$5,254.1	$—	$—	$2,868.6	$2,385.5
Cost of sales	4,482.8	—	—	2,429.3	2,053.5
Gross profit	771.3	—	—	439.3	332.0
Selling, general and administrative expenses	582.7	—	5.2	326.3	251.2
Depreciation	24.5	—	0.4	11.7	12.4
Operating income	164.1	—	(5.6)	101.3	68.4
Floor plan interest expense	(13.1)	—	(0.5)	(7.7)	(4.9)
Other interest expense	(19.5)	—	(12.3)	(1.9)	(5.3)
Equity in earnings of affiliates	12.0	—	10.5	—	1.5
Equity in earnings of subsidiaries	—	(149.9)	149.9	—	—
Income from continuing operations before income taxes	143.5	(149.9)	142.0	91.7	59.7
Income taxes	(47.3)	49.9	(47.3)	(36.7)	(13.2)
Income from continuing operations	96.2	(100.0)	94.7	55.0	46.5
(Loss) income from discontinued operations, net of tax	(1.2)	1.2	(1.2)	(1.2)	—
Net income	95.0	(98.8)	93.5	53.8	46.5
Other comprehensive income (loss), net of tax	(55.5)	55.7	(55.5)	—	(55.7)
Comprehensive income	39.5	(43.1)	38.0	53.8	(9.2)
Less: Comprehensive income attributable to non-controlling interests	0.8	0.7	(0.7)	0.1	0.7
Comprehensive income attributable to Penske Automotive Group common stockholders	$38.7	$(43.8)	$38.7	$53.7	$(9.9)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2015

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In millions)
Revenues	$4,920.6	$—	$—	$2,609.0	$2,311.6
Cost of sales	4,189.3	—	—	2,203.6	1,985.7
Gross profit	731.3	—	—	405.4	325.9
Selling, general and administrative expenses	553.1	—	5.6	300.1	247.4
Depreciation	19.3	—	0.4	10.4	8.5
Operating income	158.9	—	(6.0)	94.9	70.0
Floor plan interest expense	(11.0)	—	(0.7)	(5.6)	(4.7)
Other interest expense	(16.4)	—	(10.2)	(1.4)	(4.8)
Equity in earnings of affiliates	12.0	—	10.5	—	1.5
Equity in earnings of subsidiaries	—	(148.4)	148.4	—	—
Income from continuing operations before income taxes	143.5	(148.4)	142.0	87.9	62.0
Income taxes	(47.7)	49.7	(47.7)	(34.1)	(15.6)
Income from continuing operations	95.8	(98.7)	94.3	53.8	46.4
(Loss) income from discontinued operations, net of tax	(0.1)	0.4	(0.4)	(0.1)	—
Net income	95.7	(98.3)	93.9	53.7	46.4
Other comprehensive income (loss), net of tax	38.3	(37.5)	38.3	—	37.5
Comprehensive income	134.0	(135.8)	132.2	53.7	83.9
Less: Comprehensive income attributable to non-controlling interests	1.5	0.2	(0.2)	—	1.5
Comprehensive income attributable to Penske Automotive Group common stockholders	$132.5	$(136.0)	$132.4	$53.7	$82.4

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2016

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In millions)
Revenues	$10,078.7	$—	$—	$5,257.8	$4,820.9
Cost of sales	8,583.6	—	—	4,435.5	4,148.1
Gross profit	1,495.1	—	—	822.3	672.8
Selling, general and administrative expenses	1,141.6	—	11.3	622.1	508.2
Depreciation	45.3	—	0.8	22.5	22.0
Operating income	308.2	—	(12.1)	177.7	142.6
Floor plan interest expense	(25.9)	—	(1.3)	(14.4)	(10.2)
Other interest expense	(36.7)	—	(25.6)	(0.6)	(10.5)
Equity in earnings of affiliates	17.5	—	14.7	—	2.8
Equity in earnings of subsidiaries	—	(285.0)	285.0	—	—
Income from continuing operations before income taxes	263.1	(285.0)	260.7	162.7	124.7
Income taxes	(86.7)	94.7	(86.7)	(65.9)	(28.8)
Income from continuing operations	176.4	(190.3)	174.0	96.8	95.9
(Loss) income from discontinued operations, net of tax	(1.2)	1.3	(1.3)	(1.1)	(0.1)
Net income	175.2	(189.0)	172.7	95.7	95.8
Other comprehensive income (loss), net of tax	(54.3)	56.0	(54.3)	—	(56.0)
Comprehensive income	120.9	(133.0)	118.4	95.7	39.8
Less: Comprehensive income attributable to non-controlling interests	3.2	(0.8)	0.8	0.1	3.1
Comprehensive income attributable to Penske Automotive Group common stockholders	$117.7	$(132.2)	$117.6	$95.6	$36.7

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2015

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In millions)
Revenues	$9,403.5	$—	$—	$4,957.3	$4,446.2
Cost of sales	7,982.3	—	—	4,175.2	3,807.1
Gross profit	1,421.2	—	—	782.1	639.1
Selling, general and administrative expenses	1,088.9	—	12.3	593.3	483.3
Depreciation	37.9	—	0.8	20.6	16.5
Operating income	294.4	—	(13.1)	168.2	139.3
Floor plan interest expense	(21.3)	—	(1.4)	(10.8)	(9.1)
Other interest expense	(32.7)	—	(20.0)	(2.7)	(10.0)
Equity in earnings of affiliates	18.7	—	16.3	—	2.4
Equity in earnings of subsidiaries	—	(275.4)	275.4	—	—
Income from continuing operations before income taxes	259.1	(275.4)	257.2	154.7	122.6
Income taxes	(86.5)	92.5	(86.5)	(62.4)	(30.1)
Income from continuing operations	172.6	(182.9)	170.7	92.3	92.5
(Loss) income from discontinued operations, net of tax	(1.0)	1.6	(1.6)	(1.2)	0.2
Net income	171.6	(181.3)	169.1	91.1	92.7
Other comprehensive income (loss), net of tax	(16.8)	14.8	(16.8)	—	(14.8)
Comprehensive income	154.8	(166.5)	152.3	91.1	77.9
Less: Comprehensive income attributable to non-controlling interests	1.6	0.8	(0.8)	—	1.6
Comprehensive income attributable to Penske Automotive Group common stockholders	$153.2	$(167.3)	$153.1	$91.1	$76.3

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2016

		Penske
	Total	Automotive	Guarantor	Non‑Guarantor
	Company	Group	Subsidiaries	Subsidiaries
	(In millions)
Net cash provided by (used in) continuing operating activities	$264.5	$(90.1)	$109.5	$245.1
Investing activities:
Purchase of equipment and improvements	(136.7)	(0.4)	(149.9)	13.6
Acquisitions, net	(65.4)	—	(65.1)	(0.3)
Other	(25.0)	—	0.4	(25.4)
Net cash used in continuing investing activities	(227.1)	(0.4)	(214.6)	(12.1)
Financing activities:
Net (repayments) borrowings of long-term debt	(99.1)	(160.0)	36.9	24.0
Net (repayments) borrowings of floor plan notes payable—non-trade	(163.0)	(149.7)	209.3	(222.6)
Issuance of 5.50% senior subordinated notes	500.0	500.0	—	—
Payment of debt issuance costs	(6.6)	(6.6)	—	—
Repurchases of common stock	(173.6)	(173.6)	—	—
Dividends	(46.4)	(46.4)	—	—
Other	(9.8)	—	(5.2)	(4.6)
Distributions from (to) parent	—	126.8	(125.0)	(1.8)
Net cash provided by (used in) continuing financing activities	1.5	90.5	116.0	(205.0)
Net cash provided by discontinued operations	2.9	—	0.3	2.6
Effect of exchange rate changes on cash and cash equivalents	(6.7)	—	—	(6.7)
Net change in cash and cash equivalents	35.1	—	11.2	23.9
Cash and cash equivalents, beginning of period	62.4	—	—	62.4
Cash and cash equivalents, end of period	$97.5	$—	$11.2	$86.3

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2015

		Penske
	Total	Automotive	Guarantor	Non‑Guarantor
	Company	Group	Subsidiaries	Subsidiaries
	(In millions)
Net cash provided by continuing operating activities	$270.6	$9.4	$73.8	$187.4
Investing activities:
Purchase of equipment and improvements	(83.5)	(0.7)	(40.0)	(42.8)
Acquisitions, net	(86.4)	—	(21.7)	(64.7)
Net cash used in continuing investing activities	(169.9)	(0.7)	(61.7)	(107.5)
Financing activities:
Net repayments of long-term debt	(194.2)	(10.0)	(5.1)	(179.1)
Net borrowings (repayments) of floor plan notes payable—non-trade	120.3	64.0	(54.7)	111.0
Payment of debt issuance costs	(1.7)	—	—	(1.7)
Repurchases of common stock	(22.0)	(22.0)	—	—
Dividends	(40.7)	(40.7)	—	—
Other	0.2	—	—	0.2
Distributions from (to) parent	—	—	7.4	(7.4)
Net cash used in continuing financing activities	(138.1)	(8.7)	(52.4)	(77.0)
Net cash provided by discontinued operations	40.9	—	40.3	0.6
Effect of exchange rate changes on cash and cash equivalents	(0.4)	—	—	(0.4)
Net change in cash and cash equivalents	3.1	—	—	3.1
Cash and cash equivalents, beginning of period	36.3	—	—	36.3
Cash and cash equivalents, end of period	$39.4	$—	$—	$39.4

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

Overview

We are an international transportation services company that operates automotive and commercial truck dealerships principally in the United States,  Canada and Western Europe, and distributes commercial vehicles, diesel engines, gas engines, power systems and related parts and services principally in Australia and New Zealand. We employ more than 23,000 people worldwide.

During the six months ended June 30, 2016, our business generated $10.1 billion in total revenue, which is comprised of $9.3 billion from retail automotive dealerships, $516.2 million from retail commercial truck dealerships and $212.8 million from commercial vehicle distribution and other operations.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $17.9 billion in total retail automotive dealership revenue we generated in 2015. As of June 30, 2016, we operated 352 automotive retail franchises, of which 180 franchises are located in the U.S. and 172 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the six months ended June 30, 2016, we retailed and wholesaled more than 273,000 vehicles. We are diversified geographically, with 58% of our total retail automotive dealership revenues in the six months ended June 30, 2016 generated in the U.S. and Puerto Rico and 42% generated outside the U.S. We offer over 40 vehicle brands, with 72% of our retail automotive dealership revenue in the six months ended June 30, 2016 generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offer a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products. In March 2016, we acquired an additional 8% interest in one of our German automotive dealership joint ventures and now own 68% of that joint venture. We began consolidating this joint venture during the third quarter of 2015. Subsequent to June 30, 2016, we acquired a dealer group in the U.K. with twelve franchises, including seven Volkswagen, one BMW, one MINI, and one Audi.

Retail automotive dealerships represented 92.8% of our total revenues and 91.4% of our total gross profit in the six months ended June 30, 2016.

Retail Commercial Truck Dealership. In November 2014, we acquired a controlling interest in a heavy and medium duty truck dealership group located primarily in Texas and Oklahoma, which we renamed Premier Truck Group (“PTG”). Prior to the 2014 transaction, we held a 32% interest in PTG and accounted for this investment under the equity method. During 2015, we acquired an additional 5% of PTG, bringing our ownership interest to 96%. In April 2016, we acquired the remaining ownership interests of PTG, bringing our total ownership interest to 100%.

As of June 30, 2016, PTG operated nineteen locations, including fourteen full-service dealerships offering primarily Freightliner and Western Star branded trucks. Two of these locations, Chattanooga and Knoxville, were acquired in February 2015. Five of these locations were acquired in April 2016 and represent Freightliner and Western Star in the greater Toronto, Canada market area and service Highway 401, a major truck thoroughfare between Buffalo, New York and Detroit, Michigan. PTG also offers a full range of used trucks available for sale as well as service and parts departments, many of which are open 24 hours a day, seven days a week.

This business represented 5.1% of our total revenues and 4.8% of our total gross profit in the six months ended June 30, 2016.

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

These businesses represented 2.0% of our total revenues and 3.7% of our total gross profit in the six months ended June 30, 2016.

Penske Truck Leasing. As of June 30, 2016, we held a 9.0% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation and supply chain services. PTL operates and maintains more than 238,000 vehicles and serves customers in North America, South America, Europe, Australia and Asia and is one of the largest purchasers of commercial trucks in North America. Product lines include full-service truck leasing, contract maintenance, commercial and consumer truck rentals, used truck sales, transportation and warehousing management and supply chain management solutions. On July 27, 2016, we acquired an additional 14.4% ownership interest in PTL from GE Capital for approximately $498.7 million in cash, subject to adjustment based on the earnings of PTL through July 27, 2016.  As of July 27, 2016, PTL is owned 41.1% by Penske Corporation, 23.4% by us, 20.0% by Mitsui, and 15.5% by GE Capital. We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments.

Outlook

Retail Automotive Dealership. The level of new vehicle unit sales in our markets affects our results. For the six months ended June 30, 2016, the U.S. light vehicle retail market grew 1.4%, as compared to the same period last year, to 8.6 million units, with passenger car sales declining 8.2% while sales of trucks and sport utility vehicles increased 9.3%. We believe the current market for new light vehicle sales in the U.S. will remain near current levels for the foreseeable future, as low levels of unemployment, low interest rates, strong credit availability, the age of vehicles on the road, shortened product development timelines and vehicle innovation, strong consumer leasing, and lower consumer fuel costs, are expected to continue to positively impact vehicle sales, although actual sales may differ materially.

For the six months ended June 30, 2016, U.K. new vehicle registrations increased 3.2%, as compared to the same period last year, to 1.4 million registrations. New vehicle registrations in the U.K. are at record levels. While we believe the overall market in the U.K. is being positively impacted by generally strong economic conditions, including low levels of unemployment, access to credit and attractive financing offers, the recent referendum whereby a majority voted to exit the European Union (“Brexit”) may impact the future economic environment and new vehicle registrations. Since no country has previously left the European Union, the outcome of any future negotiations between the U.K. and the European Union is uncertain and may impact the terms of trade and the level of new vehicle registrations in those markets. See Part II, Item 1A, Risk Factors.

Retail Commercial Truck Dealership. For the six months ended June 30, 2016, North American sales of Class 5-8 medium and heavy-duty trucks, the principal vehicles for our PTG business, were approximately 251,400 units, a decrease of 2.7% from the same period in 2015. The Class 5-7 medium-duty truck market increased 12.8% to 119,300 units from 105,700 units in the same period in 2015. The largest North American market, Class 8 heavy-duty trucks, decreased 13.6% to 132,100 units from 152,900 units in the same period in 2015 and is being impacted by excess fleet capacity and sluggish freight growth. As a result, the sale of new Class 8 heavy-duty truck sales are anticipated to decline in 2016 and 2017. Additionally, softer used truck demand and pricing is being driven by a larger supply of late model used trucks, as defleeting from the excess fleet capacity impacts volume and prices; however, the service and parts business of our PTG commercial truck dealerships is expected to remain strong, as end users retain existing equipment longer than previously anticipated.

Commercial Vehicle Distribution. Our Penske Commercial Vehicle distribution business and the on-highway portion of our Penske Power Systems business each operate principally in the Australian and New Zealand heavy and medium duty truck markets. For the six months ended June 30, 2016, the Australian heavy-duty truck market reported sales of 4,150 units, representing a decrease of 2.8% from the same period in 2015. For the six months ended June 30, 2016, the New Zealand market reported sales of 1,300 units, representing a decrease of 12.9% from the same period in 2015. The brands we represent in Australia hold a 6.4% market share in the Australian heavy-duty truck market, and a 5.0% market share in New Zealand. We expect the Australian commercial vehicle market to lag behind historical sales levels partly due to difficult macro-economic conditions and the relative weak price of commodities in these markets. We expect the parts distribution portion of this business will continue to be resilient due to the delayed vehicle replacement cycle resulting from the difficult macro-economic conditions. We also expect continued new order growth from the off-highway engine distribution business.

Penske Truck Leasing. We expect PTL to benefit from continued strong demand for its full-service truck leasing, contract maintenance, and logistics services resulting from continued positive economic conditions in the United States and customers’ desire to increase efficiency and lower costs by outsourcing non-core responsibilities such as fleet ownership. As a global logistics services provider, we also expect PTL to experience increased demand for its logistics supply chain solutions based primarily on optimizing the use of drivers, trucks, warehouses, and other services within the supply chain. While demand for Class 6 and 7 medium-duty trucks remains strong, the Class 8 heavy-duty truck market declined during the first six months of 2016, as compared to the same period last year. We believe PTL’s fleet management process allows PTL to adapt quickly to any changes in demand for its vehicles, and PTL has been reducing its rental heavy-duty tractor fleet by selling older vehicles and converting newer vehicles into short-term leases.

As described in “Forward-Looking Statements” and Part II, Item 1A, Risk Factors, there are a number of factors that could cause actual results to differ materially from our expectations.

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

Aggregate revenue and gross profit increased $333.5 million and $40.0 million, or 6.8% and 5.5%, respectively, during the three months ended June 30, 2016 and increased $675.2 million and $73.9 million, or 7.2% and 5.2%, respectively, during the six months ended June 30, 2016, compared to the same periods in 2015. The increases are largely attributable to increases in new and used vehicle, finance and insurance, and service and parts revenue and gross profit from net dealership acquisitions.

Additionally, as exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to strengthen against the U.S. Dollar, our U.K. results of operations would translate into more U.S. Dollar reported results. The British Pound weakened against the U.S. Dollar by 6.4% and 6.0% during the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, which negatively impacted our reported results of operations. The United Kingdom held a referendum on June 23, 2016 in which a majority voted to exit the European Union (“Brexit”). The British Pound has weakened since the Brexit vote, with an average exchange rate of British Pounds to U.S. Dollars of 1.32 after the Brexit vote through July 26, 2016, as compared to the weighted average exchange rate of 1.43 for the six months ended June 30, 2016, a decrease of 7.7%. Since the referendum results were announced in late June, this had little impact on our reported results for the second quarter.  See Part II, Item 1A, Risk Factors. Foreign currency average rate reductions versus the prior year decreased revenue and gross profit by $117.2 million and $15.9 million, respectively, for the three months ended June 30, 2016, and by $223.3 million and $30.8 million, respectively, for the six months ended June 30, 2016. Foreign currency average rate reductions versus the prior year also resulted in us reporting lower earnings per share from continuing operations by approximately $0.03 and $0.06 per share for the three and six months ended June 30, 2016, respectively. Excluding the impact of these average foreign currency rate reductions, revenue and gross profit increased 9.2% and 7.6%, respectively, for the three months ended June 30, 2016, and increased 9.6% and 7.4%, respectively, for the six months ended June 30, 2016.

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

Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories that is secured by those vehicles. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing and includes interest relating to our retail commercial truck dealership and commercial vehicle distribution operations. The cost of our variable rate indebtedness is based on the prime rate, defined London Interbank Offered Rate (“LIBOR”), the Bank of England Base Rate, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, or the Australian or New Zealand Bank Bill Swap Rate (“BBSW”).

Equity in earnings of affiliates represents our share of the earnings from our investments in joint ventures and other non-consolidated investments, including PTL.

During the first quarter of 2015, we divested our car rental business that included Hertz car rental franchises in the Memphis, Tennessee market and certain markets throughout Indiana in light of our perceived inability to grow that business. The results of operations of our car rental business are included in discontinued operations for the six months ended June 30, 2015.

The results of our commercial vehicle distribution business in Australia and New Zealand are principally driven by the number and types of products and vehicles ordered by our customers.

The future success of our business is dependent upon, among other things, general economic and industry conditions, our ability to consummate and integrate acquisitions, the level of vehicle sales in the markets where we operate, our ability to increase sales of higher margin products, especially service and parts services, our ability to realize returns on our significant capital investment in new and upgraded dealership facilities, the success of our distribution of commercial vehicles, engines, and power systems, and the return realized from our investments in various joint ventures and other non-consolidated investments. See “Forward-Looking Statements” and Part II, Item 1A, Risk Factors below.

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

Revenue Recognition

Dealership Vehicle, Parts and Service Sales. We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is completed, and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenue). During the six months ended June 30, 2016 and 2015, we earned $312.9 million and $303.2 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $305.2 million and $295.7 million, respectively, were recorded as a reduction of cost of sales. The remaining $7.7 million and $7.5 million were recorded as a reduction of selling, general and administrative expenses.

Dealership Finance and Insurance Sales. Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $23.8 million and $23.8 million as of June 30, 2016 and December 31, 2015, respectively.

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

Goodwill impairment is assessed at the reporting unit level annually on October 1 and upon the occurrence of an indicator of impairment. Our operations are organized by management into operating segments by line of business and geography. We have determined that we have three reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations, (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada, and (iii) Other, consisting of our commercial vehicle and power systems distribution operations and our other investments in non-automotive operations. We have determined that the dealerships in each of our operating segments within the Retail Automotive reportable segment are components that are aggregated into four geographical reporting units for the purpose of goodwill impairment testing, as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals), and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The geographic reporting units are Eastern, Central, and Western United States and International. Our Retail Commercial Truck reportable segment has been determined to represent one operating segment and reporting unit. The goodwill included in our Other reportable segment relates primarily to our commercial vehicle distribution operating segment.

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

Investments

We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $371.1 million and $336.4 million as of June 30, 2016 and December 31, 2015, respectively, including $300.5 million and $290.6 million relating to PTL as of June 30, 2016 and December 31, 2015, respectively. Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment is identified, management estimates the fair value of the investment using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, profit margins, and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value.

Self-Insurance

We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, vehicle physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $26.7 million and $26.4 million as of June 30, 2016 and December 31, 2015, respectively.

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

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Retail Automotive Dealership New Vehicle Data

(In millions, except unit and per unit amounts)

			2016 vs. 2015
New Vehicle Data	2016	2015	Change	% Change
New retail unit sales	62,170	58,801	3,369	5.7%
Same-store new retail unit sales	57,965	58,795	(830)	(1.4)%
New retail sales revenue	$2,461.0	$2,347.7	$113.3	4.8%
Same-store new retail sales revenue	$2,337.0	$2,347.5	$(10.5)	(0.4)%
New retail sales revenue per unit	$39,586	$39,926	$(340)	(0.9)%
Same-store new retail sales revenue per unit	$40,317	$39,926	$391	1.0%
Gross profit — new	$193.1	$176.8	$16.3	9.2%
Same-store gross profit — new	$175.9	$176.7	$(0.8)	(0.5)%
Average gross profit per new vehicle retailed	$3,106	$3,006	$100	3.3%
Same-store average gross profit per new vehicle retailed	$3,035	$3,006	$29	1.0%
Gross margin % — new	7.8%	7.5%	0.3%	4.0%
Same-store gross margin % — new	7.5%	7.5%	—%	—%

Units

Retail unit sales of new vehicles increased from 2015 to 2016, with an increase of 20.1% internationally and a decrease of 1.1% in the U.S. The increase is due to a 4,199 unit increase from net dealership acquisitions, offset by an 830 unit, or 1.4%,  decrease in same-store new retail unit sales. New units increased internationally primarily due to inclusion of our newly consolidated German automotive dealership joint venture. Same-store units increased 1.7% internationally and decreased 2.9% in the U.S.

Revenues

New vehicle retail sales revenue increased from 2015 to 2016 due to a $123.8 million increase from net dealership acquisitions, offset by a $10.5 million, or 0.4%,  decrease in same-store revenues. Excluding $52.5 million of negative foreign currency fluctuations, same-store new retail revenue increased 1.8%. The same-store revenue decrease is due to the decrease in same-store unit sales, which decreased revenue by $33.1 million,  offset by a $391 per unit increase in comparative average selling prices (offset by a $906 per unit decrease attributable to negative foreign currency fluctuations),  which increased revenue by $22.6 million.

Gross Profit

Retail gross profit from new vehicle sales increased from 2015 to 2016 due to a $17.1 million increase from net dealership acquisitions, offset by a $0.8 million, or 0.5%, decrease in same-store gross profit.  Excluding $4.6 million of negative foreign currency fluctuations, same-store gross profit increased 2.2%. The decrease in same-store gross profit is due to a decrease in same-store new retail unit sales, which decreased gross profit by $2.5 million, offset by a $29 per unit increase in the average gross profit per new vehicle retailed (offset by a $79 per unit decrease attributable to negative foreign currency fluctuations), which increased gross profit by $1.7 million.

Retail Automotive Dealership Used Vehicle Data

(In millions, except unit and per unit amounts)

			2016 vs. 2015
Used Vehicle Data	2016	2015	Change	% Change
Used retail unit sales	52,936	49,585	3,351	6.8%
Same-store used retail unit sales	48,301	49,579	(1,278)	(2.6)%
Used retail sales revenue	$1,478.8	$1,382.9	$95.9	6.9%
Same-store used retail sales revenue	$1,385.1	$1,382.7	$2.4	0.2%
Used retail sales revenue per unit	$27,936	$27,890	$46	0.2%
Same-store used retail sales revenue per unit	$28,676	$27,888	$788	2.8%
Gross profit — used	$89.8	$88.4	$1.4	1.6%
Same-store gross profit — used	$84.1	$88.4	$(4.3)	(4.9)%
Average gross profit per used vehicle retailed	$1,697	$1,782	$(85)	(4.8)%
Same-store average gross profit per used vehicle retailed	$1,740	$1,782	$(42)	(2.4)%
Gross margin % — used	6.1%	6.4%	(0.3)%	(4.7)%
Same-store gross margin % — used	6.1%	6.4%	(0.3)%	(4.7)%

Units

Retail unit sales of used vehicles increased from 2015 to 2016, with an increase of 25.0% internationally and a decrease of 3.7% in the U.S. The increase is due to a  4,629 unit increase from net dealership acquisitions, offset by a  1,278 unit, or 2.6%,  decrease in same-store used retail unit sales. Used units increased internationally primarily due to inclusion of our newly consolidated German automotive dealership joint venture. Same-store units increased 1.0% internationally and decreased 4.7% in the U.S.

Revenues

Used vehicle retail sales revenue increased from 2015 to 2016 due to a $93.5 million increase from net dealership acquisitions, coupled with a $2.4 million, or 0.2%, increase in same-store revenues. Excluding $42.7 million of negative foreign currency fluctuations, same-store used retail revenue increased 3.3%. The same-store revenue increase is primarily due to a $788 per unit increase in comparative average selling prices (offset by an $884 per unit decrease attributable to negative foreign currency fluctuations), which increased revenue by $38.0 million, offset by a decrease in same-store used retail unit sales, which decreased revenue by $35.6 million.

Gross Profit

Retail gross profit from used vehicle sales increased from 2015 to 2016 due to a  $5.7 million increase from net dealership acquisitions, offset by a $4.3 million, or 4.9%, decrease in same-store gross profit. Excluding $2.1 million of negative foreign currency fluctuations, same-store gross profit decreased 2.5%. The decrease in same-store gross profit is due to a decrease in same-store used retail unit sales, which decreased gross profit by $2.3 million, coupled with a  $42 per unit decrease in average gross profit per used vehicle retailed (including a $44 per unit decrease attributable to negative foreign currency fluctuations), which decreased gross profit by $2.0 million. We believe the decline in average gross profit per unit and gross margin of used vehicles is due to an increasing availability of lower mileage, late model used vehicles, and the relative affordability of new vehicles when compared to used vehicles.

Retail Automotive Dealership Finance and Insurance Data

(In millions, except unit and per unit amounts)

			2016 vs. 2015
Finance and Insurance Data	2016	2015	Change	% Change
Total retail unit sales	115,106	108,386	6,720	6.2%
Total same-store retail unit sales	106,266	108,374	(2,108)	(1.9)%
Finance and insurance revenue	$125.7	$121.9	$3.8	3.1%
Same-store finance and insurance revenue	$123.9	$121.9	$2.0	1.6%
Finance and insurance revenue per unit	$1,092	$1,124	$(32)	(2.8)%
Same-store finance and insurance revenue per unit	$1,166	$1,124	$42	3.7%

Finance and insurance revenue increased from 2015 to 2016 due to a  $2.0 million, or 1.6%, increase in same-store revenues,  coupled with a  $1.8 million increase from net dealership acquisitions.  Excluding $2.9 million of negative foreign currency fluctuations, same-store finance and insurance revenue increased 4.0%. The same-store revenue increase is due to the increase in comparative average selling prices per unit, which increased revenue by $4.4 million, offset by a decrease in same-store retail unit sales, which decreased revenue by $2.4 million. Finance and insurance revenue per unit decreased primarily due to inclusion of our newly consolidated German automotive dealership joint venture. This decrease is somewhat offset by an increase in finance and insurance revenue per unit in the U.S., which increased by 1.9%. We believe the increase in same-store finance and insurance revenue per unit is due to our efforts to increase finance and insurance revenue, which include adding resources to drive additional training, product penetration and targeting underperforming locations.

Retail Automotive Dealership Service and Parts Data

(In millions)

			2016 vs. 2015
Service and Parts Data	2016	2015	Change	% Change
Service and parts revenue	$496.2	$456.1	$40.1	8.8%
Same-store service and parts revenue	$471.1	$455.6	$15.5	3.4%
Gross profit — service and parts	$288.7	$274.3	$14.4	5.2%
Same-store service and parts gross profit	$277.1	$274.2	$2.9	1.1%
Gross margin % — service and parts	58.2%	60.1%	(1.9)%	(3.2)%
Same-store service and parts gross margin %	58.8%	60.2%	(1.4)%	(2.3)%

Revenues

Service and parts revenue increased from 2015 to 2016, with an increase of 22.0% internationally and 3.6% in the U.S. The international increase is primarily due to inclusion of our newly consolidated German automotive dealership joint venture.  The overall increase in service and parts revenue is due to a $24.6 million increase from net dealership acquisitions, coupled with a $15.5 million, or 3.4%, increase in same-store revenues during the period.  Excluding $8.4 million of negative foreign currency fluctuations, same-store service and parts revenue increased 5.2%. The increase in same-store revenue is due to a $16.2 million, or 5.2%, increase in customer pay revenue, a $0.6 million, or 1.7%, increase in vehicle preparation and body shop revenue, offset by a $1.3 million, or 1.2%, decrease in warranty revenue. Overall, we believe that our service and parts business is being positively impacted by increasing units in operation due to increasing new vehicle sales in recent years, which is driving the increase in customer pay revenue.

Gross Profit

Service and parts gross profit increased from 2015 to 2016 due to an $11.5 million increase from net dealership acquisitions, coupled with a $2.9 million, or 1.1%, increase in same-store gross profit during the period.  Excluding $5.2 million of negative foreign currency fluctuations, same-store gross profit increased 3.0%. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $9.1 million, offset by a 1.9% decrease in gross margin, which decreased gross profit by $6.2 million. The same-store gross profit increase is due to a $5.5 million, or 3.7%, increase in customer pay gross profit, a $0.2 million, or 0.3%, increase in vehicle preparation and body shop gross profit, offset by a $2.8 million, or 4.8%, decrease in warranty gross profit.

Retail Commercial Truck Dealership Data

(In millions, except unit and per unit amounts)

During the three months ended June 30, 2016, Premier Truck Group generated $309.5 million of revenue and $38.3 million of gross profit principally through the retail sale of 2,223 new and used medium and heavy-duty trucks and service and parts sales. During the three months ended June 30, 2015, this business generated $241.9 million of revenue and $38.3 million of gross profit principally through the retail sale of 1,789 new and used medium and heavy-duty trucks and service and parts sales.

			2016 vs. 2015
New Commercial Truck Data	2016	2015	Change	% Change
New retail unit sales	1,949	1,491	458	30.7%
Same-store new retail unit sales	1,673	1,491	182	12.2%
New retail sales revenue	$212.0	$146.3	$65.7	44.9%
Same-store new retail sales revenue	$180.0	$146.3	$33.7	23.0%
New retail sales revenue per unit	$108,764	$98,154	$10,610	10.8%
Same-store new retail sales revenue per unit	$107,613	$98,154	$9,459	9.6%
Gross profit — new	$7.6	$6.9	$0.7	10.1%
Same-store gross profit — new	$6.5	$6.9	$(0.4)	(5.8)%
Average gross profit per new truck retailed	$3,904	$4,645	$(741)	(16.0)%
Same-store average gross profit per new truck retailed	$3,897	$4,645	$(748)	(16.1)%
Gross margin % — new	3.6%	4.7%	(1.1)%	(23.4)%
Same-store gross margin % — new	3.6%	4.7%	(1.1)%	(23.4)%

New commercial truck retail sales revenue increased by $65.7 million from 2015 to 2016. Premier Truck Group generated $212.0 million of new commercial truck sales revenue and $7.6 million of gross profit through the sale of 1,949 new commercial trucks during the three months ended June 30, 2016. Same-store new truck units increased by 182 units, or 12.2%, from 2015 to 2016. Same-store new truck revenue increased by $33.7 million, or 23.0%, and same-store new truck gross profit decreased by $0.4 million, or 5.8%, from 2015 to 2016.

			2016 vs. 2015
Used Commercial Truck Data	2016	2015	Change	% Change
Used retail unit sales	274	298	(24)	(8.1)%
Same-store used retail unit sales	266	298	(32)	(10.7)%
Used retail sales revenue	$13.8	$15.6	$(1.8)	(11.5)%
Same-store used retail sales revenue	$13.4	$15.6	$(2.2)	(14.1)%
Used retail sales revenue per unit	$50,247	$52,394	$(2,147)	(4.1)%
Same-store used retail sales revenue per unit	$50,378	$52,394	$(2,016)	(3.8)%
Gross profit — used	$(0.6)	$1.6	$(2.2)	(137.5)%
Same-store gross profit — used	$(0.6)	$1.6	$(2.2)	(137.5)%
Average gross profit per used truck retailed	$(2,096)	$5,462	$(7,558)	(138.4)%
Same-store average gross profit per used truck retailed	$(2,264)	$5,462	$(7,726)	(141.5)%
Gross margin % — used	(4.3)%	10.3%	(14.6)%	(141.7)%
Same-store gross margin % — used	(4.5)%	10.3%	(14.8)%	(143.7)%

Used commercial truck retail sales revenue decreased by $1.8 million from 2015 to 2016. Premier Truck Group generated $13.8 million of used commercial truck sales revenue through the sale of 274 used commercial trucks during the three months ended June 30, 2016. From 2015 to 2016, gross profit decreased by $2.2 million, largely due to weak used truck prices resulting in a decrease in gross profit per unit. The overall decline in used truck retail unit sales, revenue, and gross profit is largely due to increased used truck inventory resulting from decreased demand.

			2016 vs. 2015
Service and Parts Data	2016	2015	Change	% Change
Service and parts revenue	$79.3	$75.0	$4.3	5.7%
Same-store service and parts revenue	$71.1	$75.0	$(3.9)	(5.2)%
Gross profit — service and parts	$29.3	$27.7	$1.6	5.8%
Same-store service and parts gross profit	$26.5	$27.7	$(1.2)	(4.3)%
Gross margin % — service and parts	36.9%	36.9%	—%	—%
Same-store service and parts gross margin %	37.3%	36.9%	0.4%	1.1%

Service and parts revenue increased by $4.3 million and service and parts gross profit increased by $1.6 million from 2015 to 2016. Premier Truck Group generated $79.3 million of service and parts revenue and $29.3 million of gross profit during the three months ended June 30, 2016. Same-store service and parts revenue decreased by $3.9 million, or 5.2%, and same-store service and parts gross profit decreased by $1.2 million, or 4.3%, from 2015 to 2016. Premier Truck Group generates service and parts revenue in connection with warranty and customer pay work performed at each of our truck dealerships and through retail sales of parts and accessories. Customer pay work represents approximately 84% of service and parts revenue, largely due to the significant amount of retail parts sold.

Commercial Vehicle Distribution Data

Our commercial vehicle distribution business is comprised of our Penske Commercial Vehicles Australia business and our Penske Power Systems business.

During the three months ended June 30, 2016, Penske Commercial Vehicles Australia generated $50.6 million of revenue and $8.9 million of gross profit through the distribution and retail sale of 238 vehicles and parts. During the three months ended June 30, 2015, this business generated $68.1 million of revenue and $10.4 million of gross profit through the distribution and retail sale of 354 vehicles and parts. The decline in revenue and gross profit from 2015 is attributable principally to lower units distributed, which we believe is due to difficult macro-economic conditions, the declining price of commodities, and the weakening of the Australian Dollar versus the U.S. Dollar, including the pricing impact on the products sold by Penske Commercial Vehicles.

Penske Power Systems generated $52.3 million of revenue and $20.9 million of gross profit during the three months ended June 30, 2016, and $51.8 million of revenue and $19.3 million of gross profit during the three months ended June 30, 2015. The increase in gross profit is attributable to a change in mix of product related sales, partially offset by a decline in service and parts sales.

Selling, General and Administrative Data

(In millions)

			2016 vs. 2015
Selling, General and Administrative Data	2016	2015	Change	% Change
Personnel expense	$335.4	$319.0	$16.4	5.1%
Advertising expense	$26.4	$26.2	$0.2	0.8%
Rent & related expense	$73.7	$70.3	$3.4	4.8%
Other expense	$147.2	$137.6	$9.6	7.0%
Total SG&A expenses	$582.7	$553.1	$29.6	5.4%
Same-store SG&A expenses	$551.4	$552.8	$(1.4)	(0.3)%

Personnel expense as % of gross profit	43.5%	43.6%	(0.1)%	(0.2)%
Advertising expense as % of gross profit	3.4%	3.6%	(0.2)%	(5.6)%
Rent & related expense as % of gross profit	9.5%	9.6%	(0.1)%	(1.0)%
Other expense as % of gross profit	19.1%	18.8%	0.3%	1.6%
Total SG&A expenses as % of gross profit	75.5%	75.6%	(0.1)%	(0.1)%
Same-store SG&A expenses as % of same-store gross profit	75.5%	75.6%	(0.1)%	(0.1)%

Selling, general and administrative expenses (“SG&A”) increased from 2015 to 2016 due to a $31.0 million increase from net acquisitions, offset by a $1.4 million, or 0.3%, decrease in same-store SG&A. Excluding the $12.0 million reduction related to foreign currency fluctuations, same-store SG&A increased 1.9%. The increase in same-store SG&A (adjusted for foreign currency fluctuations) is primarily due to an increase in variable personnel expenses as a result of the 2.2% increase (adjusted for foreign currency fluctuations) in same-store retail gross profit versus the prior year. SG&A as a percentage of gross profit was 75.5%, an improvement of 10 basis points compared to 75.6% in the prior year. The change in gross profit as a percentage of the change in gross profit less the change in SG&A was 26.0%. SG&A expenses as a percentage of total revenue was 11.1% and 11.2% in the three months ended June 30, 2016 and 2015, respectively.

Depreciation

(In millions)

			2016 vs. 2015
	2016	2015	Change	% Change
Depreciation	$24.5	$19.3	$5.2	26.9%

The increase in depreciation from 2015 to 2016 is due to a $4.1 million increase from net acquisitions, coupled with a $1.1 million, or 5.7%, increase in same-store depreciation. The overall increase is primarily related to our ongoing facility improvements and expansion programs.

Floor Plan Interest Expense

(In millions)

			2016 vs. 2015
	2016	2015	Change	% Change
Floor plan interest expense	$13.1	$11.0	$2.1	19.1%

The increase in floor plan interest expense from 2015 to 2016 is primarily due to a $1.3 million, or 11.8%, increase in same-store floor plan interest expense, coupled with a $0.8 million increase from net dealership acquisitions. The same-store increase is primarily due to increases in the amounts outstanding under floor plan arrangements, due in part to increased levels of inventory, and higher applicable rates.

Other Interest Expense

(In millions)

			2016 vs. 2015
	2016	2015	Change	% Change
Other interest expense	$19.5	$16.4	$3.1	18.9%

The increase in other interest expense from 2015 to 2016 is primarily due to an increase due to the issuance of our $500.0 million 5.50% senior subordinated notes in May 2016, as well as an increase in outstanding revolver borrowings under the U.S. and U.K. credit agreements and our Australia working capital loan agreement during the three months ended June 30, 2016, and an increase in applicable rates, compared to the same period in 2015.

Equity in Earnings of Affiliates

(In millions)

			2016 vs. 2015
	2016	2015	Change	% Change
Equity in earnings of affiliates	$12.0	$12.0	$—	—%

Equity in earnings of affiliates from 2015 to 2016 remained flat, primarily due to a decrease in earnings from our investment in one of our German automotive dealership joint ventures, which we began consolidating during the third quarter of 2015 resulting from our acquisition of a controlling interest. The decrease is offset by earnings from our investment in Japan made during the first quarter of 2016.

Income Taxes

(In millions)

			2016 vs. 2015
	2016	2015	Change	% Change
Income taxes	$47.3	$47.7	$(0.4)	(0.8)%

Income taxes decreased from 2015 to 2016 primarily due to a decrease in our effective tax rate compared to the prior year.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Retail Automotive Dealership New Vehicle Data

(In millions, except unit and per unit amounts)

			2016 vs. 2015
New Vehicle Data	2016	2015	Change	% Change
New retail unit sales	120,923	112,119	8,804	7.9%
Same-store new retail unit sales	113,301	111,888	1,413	1.3%
New retail sales revenue	$4,729.2	$4,487.8	$241.4	5.4%
Same-store new retail sales revenue	$4,494.2	$4,469.9	$24.3	0.5%
New retail sales revenue per unit	$39,110	$40,027	$(917)	(2.3)%
Same-store new retail sales revenue per unit	$39,666	$39,950	$(284)	(0.7)%
Gross profit — new	$368.6	$344.7	$23.9	6.9%
Same-store gross profit — new	$337.4	$342.7	$(5.3)	(1.5)%
Average gross profit per new vehicle retailed	$3,049	$3,074	$(25)	(0.8)%
Same-store average gross profit per new vehicle retailed	$2,978	$3,063	$(85)	(2.8)%
Gross margin % — new	7.8%	7.7%	0.1%	1.3%
Same-store gross margin % — new	7.5%	7.7%	(0.2)%	(2.6)%

Units

Retail unit sales of new vehicles increased from 2015 to 2016, with an increase of 24.2% internationally and a decrease of 0.4% in the U.S. The increase is due to a 7,391 unit increase from net dealership acquisitions, coupled with a 1,413 unit, or 1.3%, increase in same-store new retail unit sales. New units increased internationally primarily due to inclusion of our newly consolidated German automotive dealership joint venture. Same-store units increased 7.7% internationally and decreased 2.0% in the U.S.

Revenues

New vehicle retail sales revenue increased from 2015 to 2016 due to a $217.1 million increase from net dealership acquisitions, coupled with a $24.3 million, or 0.5%, increase in same-store revenues.  Excluding $97.6 million of negative foreign currency fluctuations, same-store new retail revenue increased 2.7%. The same-store revenue increase is due to the increase in same-store new retail unit sales, which increased revenue by $56.1 million, offset by a $284 per unit decrease in comparative average selling prices (including an  $862 per unit decrease attributable to negative foreign currency fluctuations), which decreased revenue by $31.8 million.

Gross Profit

Retail gross profit from new vehicle sales increased from 2015 to 2016 due to a $29.2 million increase from net dealership acquisitions, offset by a $5.3 million, or 1.5%, decrease in same-store gross profit.  Excluding $8.3 million of negative foreign currency fluctuations, same-store gross profit increased 0.9%. The decrease in same-store gross profit is due to an  $85 per unit decrease in the average gross profit per new vehicle retailed (including a $73 per unit decrease attributable to negative foreign currency fluctuations), which decreased gross profit by $9.5 million, offset by an increase in same-store new retail unit sales, which increased gross profit by $4.2 million.

Retail Automotive Dealership Used Vehicle Data

(In millions, except unit and per unit amounts)

			2016 vs. 2015
Used Vehicle Data	2016	2015	Change	% Change
Used retail unit sales	105,677	97,687	7,990	8.2%
Same-store used retail unit sales	96,927	97,623	(696)	(0.7)%
Used retail sales revenue	$2,891.2	$2,665.9	$225.3	8.5%
Same-store used retail sales revenue	$2,706.5	$2,662.9	$43.6	1.6%
Used retail sales revenue per unit	$27,359	$27,290	$69	0.3%
Same-store used retail sales revenue per unit	$27,923	$27,278	$645	2.4%
Gross profit — used	$174.1	$173.3	$0.8	0.5%
Same-store gross profit — used	$164.1	$173.0	$(8.9)	(5.1)%
Average gross profit per used vehicle retailed	$1,647	$1,773	$(126)	(7.1)%
Same-store average gross profit per used vehicle retailed	$1,693	$1,772	$(79)	(4.5)%
Gross margin % — used	6.0%	6.5%	(0.5)%	(7.7)%
Same-store gross margin % — used	6.1%	6.5%	(0.4)%	(6.2)%

Units

Retail unit sales of used vehicles increased from 2015 to 2016, with an increase of 24.9% internationally and a decrease of 1.5% in the U.S. The increase is due to an 8,686 unit increase from net dealership acquisitions, offset by a 696 unit, or 0.7%,  decrease in same-store used retail unit sales. Used units increased internationally primarily due to inclusion of our newly consolidated German automotive dealership joint venture. Same-store units increased 2.1% internationally and decreased 2.3% in the U.S.

Revenues

Used vehicle retail sales revenue increased from 2015 to 2016 due to a $181.7 million increase from net dealership acquisitions, coupled with a $43.6 million, or 1.6%, increase in same-store revenues. Excluding $78.0 million of negative foreign currency fluctuations, same-store used retail revenue increased 4.6%. The same-store revenue increase is primarily due to a $645 per unit increase in comparative average selling prices (offset by an $804 per unit decrease attributable to negative foreign currency fluctuations), which increased revenue by $62.5 million, offset by a decrease in same-store used retail unit sales, which decreased revenue by $18.9 million.

Gross Profit

Retail gross profit from used vehicle sales increased from 2015 to 2016 due to a $9.7 million increase from net dealership acquisitions, offset by an $8.9 million, or 5.1%, decrease in same-store gross profit. Excluding $3.9 million of negative foreign currency fluctuations, same-store gross profit decreased 2.9%. The decrease in same-store gross profit is due to a $79 per unit decrease in average gross profit per used vehicle retailed (including a $40 per unit decrease attributable to negative foreign currency fluctuations), which decreased gross profit by $7.7 million, coupled with the decrease in same-store used retail unit sales, which decreased gross profit by $1.2 million. We believe the decline in average gross profit per unit and gross margin of used vehicles is due to an increasing availability of lower mileage, late model used vehicles, and the relative affordability of new vehicles when compared to used vehicles.

Retail Automotive Dealership Finance and Insurance Data

(In millions, except unit and per unit amounts)

			2016 vs. 2015
Finance and Insurance Data	2016	2015	Change	% Change
Total retail unit sales	226,600	209,806	16,794	8.0%
Total same-store retail unit sales	210,228	209,511	717	0.3%
Finance and insurance revenue	$244.1	$233.0	$11.1	4.8%
Same-store finance and insurance revenue	$241.0	$232.4	$8.6	3.7%
Finance and insurance revenue per unit	$1,077	$1,110	$(33)	(3.0)%
Same-store finance and insurance revenue per unit	$1,146	$1,109	$37	3.3%

Finance and insurance revenue increased from 2015 to 2016 due to an $8.6 million, or 3.7%, increase in same-store revenues, coupled with a $2.5 million increase from net dealership acquisitions. Excluding $5.5 million of negative foreign currency fluctuations, same-store finance and insurance revenue increased 6.1%. The same-store revenue increase is due to the increase in comparative average selling prices per unit, which increased revenue by $7.8  million, coupled with an increase in same-store retail unit sales, which increased revenue by $0.8 million. Finance and insurance revenue per unit decreased primarily due to inclusion of our newly consolidated German automotive dealership joint venture. This decrease is somewhat offset by an increase in finance and insurance revenue per unit in the U.S., which increased by 0.9%. We believe the increase in same-store finance and insurance revenue per unit is due to our efforts to increase finance and insurance revenue, which include adding resources to drive additional training, product penetration and targeting underperforming locations.

Retail Automotive Dealership Service and Parts Data

(In millions)

			2016 vs. 2015
Service and Parts Data	2016	2015	Change	% Change
Service and parts revenue	$974.3	$894.5	$79.8	8.9%
Same-store service and parts revenue	$922.9	$891.7	$31.2	3.5%
Gross profit — service and parts	$570.1	$535.1	$35.0	6.5%
Same-store service and parts gross profit	$544.9	$533.7	$11.2	2.1%
Gross margin % — service and parts	58.5%	59.8%	(1.3)%	(2.2)%
Same-store service and parts gross margin %	59.0%	59.9%	(0.9)%	(1.5)%

Revenues

Service and parts revenue increased from 2015 to 2016, with an increase of 19.9% internationally and 4.5% in the U.S. The international increase is primarily due to inclusion of our newly consolidated German automotive dealership joint venture. The overall increase in service and parts revenue is due to a $48.6 million increase from net dealership acquisitions, coupled with a $31.2 million, or 3.5%, increase in same-store revenues during the period.  Excluding $15.6 million of negative foreign currency fluctuations, same-store service and parts revenue increased 5.2%. The increase in same-store revenue is due to a $27.0 million, or 4.5%, increase in customer pay revenue, a $2.5 million, or 3.6%, increase in vehicle preparation and body shop revenue, and a $1.7 million, or 0.8%, increase in warranty revenue. Overall, we believe that our service and parts business is being positively impacted by increasing units in operation due to increasing new vehicle sales in recent years, which is driving the increase in customer pay revenue.

Gross Profit

Service and parts gross profit increased from 2015 to 2016 due to a $23.8 million increase from net dealership acquisitions, coupled with an $11.2 million, or 2.1%, increase in same-store gross profit during the period. Excluding $9.5 million of negative foreign currency fluctuations, same-store gross profit increased 3.9%. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $18.4 million, offset by a 1.3% decrease in gross margin, which decreased gross profit by $7.2 million. The same-store gross profit increase is due to a $10.2 million, or 3.5%, increase in customer pay gross profit, a $3.7 million, or 2.9%, increase in vehicle preparation and body shop gross profit, offset by a $2.7 million, or 2.4%, decrease in warranty gross profit.

Retail Commercial Truck Dealership Data

(In millions, except unit and per unit amounts)

During the six months ended June 30, 2016, Premier Truck Group generated $516.2 million of revenue and $71.5 million of gross profit principally through the retail sale of 3,654 new and used medium and heavy-duty trucks and service and parts sales. During the six months ended June 30, 2015, this business generated $434.6 million of revenue and $71.1 million of gross profit principally through the retail sale of 3,124 new and used medium and heavy-duty trucks and service and parts sales.

			2016 vs. 2015
New Commercial Truck Data	2016	2015	Change	% Change
New retail unit sales	3,109	2,530	579	22.9%
Same-store new retail unit sales	1,376	1,660	(284)	(17.1)%
New retail sales revenue	$328.7	$248.5	$80.2	32.3%
Same-store new retail sales revenue	$157.5	$176.8	$(19.3)	(10.9)%
New retail sales revenue per unit	$105,725	$98,232	$7,493	7.6%
Same-store new retail sales revenue per unit	$114,448	$106,508	$7,940	7.5%
Gross profit — new	$12.5	$11.8	$0.7	5.9%
Same-store gross profit — new	$7.1	$9.7	$(2.6)	(26.8)%
Average gross profit per new truck retailed	$4,015	$4,664	$(649)	(13.9)%
Same-store average gross profit per new truck retailed	$5,164	$5,811	$(647)	(11.1)%
Gross margin % — new	3.8%	4.7%	(0.9)%	(19.1)%
Same-store gross margin % — new	4.5%	5.5%	(1.1)%	(20.4)%

New commercial truck retail sales revenue increased by $80.2 million from 2015 to 2016. Premier Truck Group generated $328.7 million of new commercial truck sales revenue and $12.5 million of gross profit through the sale of 3,109 new commercial trucks during the six months ended June 30, 2016. Same-store new truck units decreased by 284 units, or 17.1%, from 2015 to 2016, as the Class 8 heavy-duty truck market declined by 13.6% during the six months ended June 30, 2016 as compared to the same period last year. Same-store new truck revenue decreased by $19.3 million, or 10.9%, and same-store new truck gross profit decreased by $2.6 million, or 26.8%, from 2015 to 2016.

			2016 vs. 2015
Used Commercial Truck Data	2016	2015	Change	% Change
Used retail unit sales	545	594	(49)	(8.2)%
Same-store used retail unit sales	481	561	(80)	(14.3)%
Used retail sales revenue	$27.3	$31.5	$(4.2)	(13.3)%
Same-store used retail sales revenue	$24.0	$29.9	$(5.9)	(19.7)%
Used retail sales revenue per unit	$49,988	$53,045	$(3,057)	(5.8)%
Same-store used retail sales revenue per unit	$49,945	$53,346	$(3,401)	(6.4)%
Gross profit — used	$(1.0)	$3.3	$(4.3)	(130.3)%
Same-store gross profit — used	$(0.9)	$3.2	$(4.1)	(128.1)%
Average gross profit per used truck retailed	$(1,785)	$5,671	$(7,456)	(131.5)%
Same-store average gross profit per used truck retailed	$(1,789)	$5,727	$(7,516)	(131.2)%
Gross margin % — used	(3.7)%	10.5%	(14.2)%	(135.2)%
Same-store gross margin % — used	(3.8)%	10.7%	(14.5)%	(135.5)%

Used commercial truck retail sales revenue decreased by $4.2 million from 2015 to 2016. Premier Truck Group generated $27.3 million of used commercial truck sales revenue through the sale of 545 used commercial trucks during the six months ended June 30, 2016. From 2015 to 2016, gross profit decreased by $4.3 million, largely due to weak used truck prices resulting in a decrease in gross profit per unit. The overall decline in used truck retail unit sales, revenue, and gross profit is largely due to increased used truck inventory resulting from decreased demand.

			2016 vs. 2015
Service and Parts Data	2016	2015	Change	% Change
Service and parts revenue	$150.7	$138.1	$12.6	9.1%
Same-store service and parts revenue	$106.2	$110.9	$(4.7)	(4.2)%
Gross profit — service and parts	$55.7	$51.1	$4.6	9.0%
Same-store service and parts gross profit	$43.6	$43.3	$0.3	0.7%
Gross margin % — service and parts	37.0%	37.0%	—%	—%
Same-store service and parts gross margin %	41.1%	39.0%	2.1%	5.4%

Service and parts revenue increased by $12.6 million and service and parts gross profit increased by $4.6 million from 2015 to 2016. Premier Truck Group generated $150.7 million of service and parts revenue and $55.7 million of gross profit during the six months ended June 30, 2016. Same-store service and parts revenue decreased by $4.7 million, or 4.2%, and same-store service and parts gross profit increased by $0.3 million, or 0.7%, from 2015 to 2016. Premier Truck Group generates service and parts revenue in connection with warranty and customer pay work performed at each of our truck dealerships and through retail sales of parts and accessories. Customer pay work represents approximately 84% of service and parts revenue, largely due to the significant amount of retail parts sold.

Commercial Vehicle Distribution Data

Our commercial vehicle distribution business is comprised of our Penske Commercial Vehicles Australia business and our Penske Power Systems business.

During the six months ended June 30, 2016, Penske Commercial Vehicles Australia generated $106.7 million of revenue and $16.8 million of gross profit through the distribution and retail sale of 532 vehicles and parts. During the six months ended June 30, 2015, this business generated $124.4 million of revenue and $20.0 million of gross profit through the distribution and retail sale of 702 vehicles and parts. The decline in revenue and gross profit from 2015 is attributable principally to lower units distributed, which we believe is due to difficult macro-economic conditions, the declining price of commodities, and the weakening of the Australian Dollar versus the U.S. Dollar, including the pricing impact on the products sold by Penske Commercial Vehicles.

Penske Power Systems generated $96.9 million of revenue and $37.8 million of gross profit during the six months ended June 30, 2016, and $95.8 million of revenue and $36.7 million of gross profit during the six months ended June 30, 2015. The increase in gross profit is attributable to a change in mix of product related sales, partially offset by a decline in service and parts sales.

Selling, General and Administrative Data

(In millions)

			2016 vs. 2015
Selling, General and Administrative Data	2016	2015	Change	% Change
Personnel expense	$662.1	$627.1	$35.0	5.6%
Advertising expense	$50.4	$48.9	$1.5	3.1%
Rent & related expense	$145.7	$142.0	$3.7	2.6%
Other expense	$283.4	$270.9	$12.5	4.6%
Total SG&A expenses	$1,141.6	$1,088.9	$52.7	4.8%
Same store SG&A expenses	$1,072.4	$1,079.4	$(7.0)	(0.6)%

Personnel expense as % of gross profit	44.3%	44.1%	0.2%	0.5%
Advertising expense as % of gross profit	3.4%	3.4%	—%	—%
Rent & related expense as % of gross profit	9.7%	10.0%	(0.3)%	(3.0)%
Other expense as % of gross profit	19.0%	19.1%	(0.1)%	(0.5)%
Total SG&A expenses as % of gross profit	76.4%	76.6%	(0.2)%	(0.3)%
Same store SG&A expenses as % of same store gross profit	76.2%	76.7%	(0.5)%	(0.7)%

Selling, general and administrative expenses (“SG&A”) increased from 2015 to 2016 due to a $59.7 million increase from net acquisitions, offset by a $7.0 million, or 0.6%, decrease in same-store SG&A. Excluding the $23.1 million reduction related to foreign currency fluctuations, same-store SG&A increased 1.5%. The increase in same-store SG&A (adjusted for foreign currency fluctuations) is primarily due to an increase in variable personnel expenses as a result of the 2.6% increase (adjusted for foreign currency fluctuations) in same-store retail gross profit versus the prior year. SG&A as a percentage of gross profit was 76.4%, an improvement of 20 basis points compared to 76.6% in the prior year. The change in gross profit as a percentage of the change in gross profit less the change in SG&A was 28.7%. SG&A expenses as a percentage of total revenue was 11.3% and 11.6% in the six months ended June 30, 2016 and 2015, respectively.

Depreciation

(In millions)

			2016 vs. 2015
	2016	2015	Change	% Change
Depreciation	$45.3	$37.9	$7.4	19.5%

The increase in depreciation from 2015 to 2016 is due to a $5.3 million increase from net acquisitions, coupled with a $2.1 million, or 5.6%, increase in same-store depreciation. The overall increase is primarily related to our ongoing facility improvements and expansion programs.

Floor Plan Interest Expense

(In millions)

			2016 vs. 2015
	2016	2015	Change	% Change
Floor plan interest expense	$25.9	$21.3	$4.6	21.6%

The increase in floor plan interest expense from 2015 to 2016 is primarily due to a $3.0 million, or 14.2%, increase in same-store floor plan interest expense, coupled with a $1.6 million increase from net dealership acquisitions. The same-store increase is primarily due to increases in the amounts outstanding under floor plan arrangements, due in part to increased levels of inventory, and higher applicable rates.

Other Interest Expense

(In millions)

			2016 vs. 2015
	2016	2015	Change	% Change
Other interest expense	$36.7	$32.7	$4.0	12.2%

The increase in other interest expense from 2015 to 2016 is primarily due to an increase due to the issuance of our $500.0 million 5.50% senior subordinated notes in May 2016, as well as an increase in outstanding revolver borrowings under the U.S. and U.K. credit agreements and our Australia working capital loan agreement to an increase in outstanding revolver borrowings under the U.S. and U.K. credit agreements and our Australia working capital loan agreement during the six months ended June 30, 2016, and an increase in applicable rates, compared to the same period in 2015.

Equity in Earnings of Affiliates

(In millions)

			2016 vs. 2015
	2016	2015	Change	% Change
Equity in earnings of affiliates	$17.5	$18.7	$(1.2)	(6.4)%

The decrease in equity in earnings of affiliates from 2015 to 2016 is primarily attributable to a decrease in equity in earnings from our investment in PTL from 2015 to 2016, as well as a reduction in equity earnings related to our investment in one of our German automotive dealership joint ventures, which we began consolidating during the third quarter of 2015 resulting from our acquisition of a controlling interest. The decrease is somewhat offset by earnings from our investment in Japan made during the first quarter of 2016.

Income Taxes

(In millions)

			2016 vs. 2015
	2016	2015	Change	% Change
Income taxes	$86.7	$86.5	$0.2	0.2%

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

As of June 30, 2016, we had working capital of $344.0 million, including $97.5 million of cash available to fund our operations and capital commitments. In addition, we had $700.0 million, £111.0 million ($147.8 million), and AU $6.6 million ($4.9 million) available for borrowing under our U.S. credit agreement, U.K. credit agreement, and Australian working capital loan agreement, respectively. We funded the July 27, 2016 purchase of 14.4% of PTL for $498.7 million using existing liquidity, including approximately $350.0 million of borrowings under our U.S. credit agreement.

Securities Repurchases

From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit facility, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. As of June 30, 2016, we have $32.1 million in repurchase authorization under the existing securities repurchase program. Refer to the disclosures provided in Part I, Item 1, Note 10 of the Notes to our Consolidated Condensed Financial Statements for a summary of shares repurchased under our securities repurchase program during the six months ended June 30, 2016.

Dividends

We paid the following cash dividends on our common stock in 2015 and 2016:

Per Share Dividends

2015

First Quarter	$0.22
Second Quarter	0.23
Third Quarter	0.24
Fourth Quarter	0.25

2016

First Quarter	$0.26
Second Quarter	0.27

We also announced a cash dividend of $0.28 per share payable on September 1, 2016 to shareholders of record on August 10, 2016. Future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors, which may include our earnings, capital requirements, restrictions relating to any then-existing indebtedness, financial condition and other factors.

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

The agreements typically grant a security interest in substantially all of the assets of our dealership and distribution subsidiaries and, in the U.S., Australia and New Zealand, are guaranteed or partially guaranteed by us. Interest rates under the arrangements are variable and increase or decrease based on changes in the prime rate, defined LIBOR, Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, or the Australian or New Zealand Bank Bill Swap Rate. To date, we have not experienced any material limitation with respect to the amount or availability of financing from any institution providing us vehicle financing. We also receive non-refundable credits from certain of our vehicle manufacturers, which are treated as a reduction of cost of sales as vehicles are sold.

Long-Term Debt Obligations

As of June 30, 2016, we had the following long-term debt obligations outstanding:

June 30,
(In millions)	2016
U.S. credit agreement – revolving credit line	$—
U.K. credit agreement – revolving credit line	65.2
U.K. credit agreement – overdraft line of credit	—
5.50% senior subordinated notes due 2026	493.5
5.375% senior subordinated notes due 2024	296.6
5.75% senior subordinated notes due 2022	544.7
Australia working capital loan agreement	28.1
Mortgage facilities	204.4
Other	28.3
Total long-term debt	$1,660.8

As of June 30, 2016, we were in compliance with all covenants under our credit agreements and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 7 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of our long-term debt obligations.

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

During the six months ended June 30, 2016, outstanding revolving commitments varied between $0 million and $383.5 million under the U.S. credit agreement, between £0 million and £109.0 million ($0 million and $145.1 million) under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and between AU $7.5 million and AU $42.7 million ($5.6 million and $31.8 million) under the Australia working capital loan agreement. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.

PTL Dividends

As of June 30, 2016, we held a 9.0% ownership interest in Penske Truck Leasing. During the six months ended June 30, 2016 and 2015, we received $4.5 million and $5.4 million, respectively, of pro rata cash distributions relating to this investment. We currently expect to continue to receive future distributions from PTL quarterly, subject to its financial performance.

Operating Leases

Refer to the disclosures provided in Part I, Item 1, Note 9 of the Notes to our Consolidated Condensed Financial Statements for a description of our operating leases. As of June 30, 2016, we were in compliance with all covenants under these leases, and we believe we will remain in compliance with such covenants for the next twelve months.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period.

Off-Balance Sheet Arrangements

Refer to the disclosures provided in Part I, Item 1, Note 9 of the Notes to our Consolidated Condensed Financial Statements for a description of our off-balance sheet arrangements which include lease obligations, indemnification to GEC related to PTL senior unsecured notes, and a limited parent guarantee related to our floor plan credit agreement with Mercedes Benz Financial Services Australia.

Cash Flows

Cash and cash equivalents increased by $35.1 million and $3.1 million during the six months ended June 30, 2016 and 2015, respectively. The major components of these changes are discussed below.

Cash Flows from Continuing Operating Activities

Cash provided by continuing operating activities was $264.5 million and $270.6 million during the six months ended June 30, 2016 and 2015, respectively. Cash flows from continuing operating activities includes net income, as adjusted for non-cash items and the effects of changes in working capital.

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

	Six Months Ended June 30,
(In millions)	2016	2015
Net cash from continuing operating activities as reported	$264.5	$270.6
Floor plan notes payable — non-trade as reported	(163.0)	120.3
Net cash from continuing operating activities including all floor plan notes payable	$101.5	$390.9

Cash Flows from Continuing Investing Activities

Cash used in continuing investing activities was $227.1 million and $169.9 million during the six months ended June 30, 2016 and 2015, respectively. Cash flows from continuing investing activities consist primarily of cash used for capital expenditures and net expenditures for acquisitions and other investments. Capital expenditures were $136.7 million and $83.5 million during the six months ended June 30, 2016 and 2015, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our retail automotive segment and retail commercial truck segment capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit facilities. Cash used in acquisitions and other investments, net of cash acquired, was $65.4 million and $86.4 million during the six months ended June 30, 2016 and 2015, respectively, and included cash used to repay sellers floor plan liabilities in such business acquisitions of $44.7 million and $41.2 million, respectively.

Cash Flows from Continuing Financing Activities

Cash provided by continuing financing activities was $1.5 million and cash used in continuing financing activities was $138.1 million during the six months ended June 30, 2016 and 2015, respectively. Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, issuance and repurchases of long-term debt, repurchases of common stock, net borrowings or repayments of floor plan notes payable non-trade, payment of debt issuance costs, and dividends.

We had net repayments of long-term debt of $99.1 million and $194.2 million during the six months ended June 30, 2016 and 2015, respectively. We issued $500.0 million of senior subordinated notes during the six months ended June 30, 2016 and paid $6.6 million of debt issuance costs in conjunction with the issuance of these notes. We paid $1.7 million of debt issuance costs during the six months ended June 30, 2015. We had net repayments of floor plan notes payable non-trade of $163.0 million and net borrowings of floor plan notes payable non-trade of $120.3 million during the six months ended June 30, 2016 and 2015, respectively. We repurchased common stock for a total of $173.6 million and $22.0 million during the six months ended June 30, 2016 and 2015, respectively. We also paid cash dividends to our stockholders of $46.4 million and $40.7 million during the six months ended June 30, 2016 and 2015, respectively.

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

On July 27, 2016, we acquired an additional 14.4% ownership interest in PTL from GE Capital for approximately $498.7 million in cash, subject to adjustment based on the earnings of PTL through July 27, 2016. After the transaction, PTL is owned 41.1% by Penske Corporation, 23.4% by us, 20.0% by Mitsui, and 15.5% by GE Capital. In connection with this transaction, the PTL partners agreed to amend and restate the existing partnership agreement among the partners which, among other things, provides us with specified partner distribution and governance rights and restricts our ability to transfer our interests. Specifically, as a limited partner, we are now entitled to one of seven representatives of PTL’s Advisory Committee and approval rights over significant governance items of PTL. We continue to have the right to pro rata quarterly distributions equal to 50% of PTL’s consolidated net income and we expect to realize significant cash tax savings.

We may only transfer our interests with the unanimous consent of the other partners, or if we provide the remaining partners with a right of first offer to acquire our interests, except that we may transfer up to 9.02% of our interests to Penske Corporation without complying with the right of first offer to the remaining partners. We and Penske Corporation have previously agreed that (1) in the event of any transfer by Penske Corporation of their partnership interests to a third party, we shall be entitled to “tag-along” by transferring a pro rata amount of our partnership interests on similar terms and conditions, and (2) Penske Corporation is entitled to a right of first refusal in the event of any transfer of our partnership interests, subject to the terms of the partnership agreement. Additionally, PTL has agreed to indemnify the general partner for any actions in connection with managing PTL, except those taken in bad faith or in violation of the partnership agreement.

The partnership agreement allows GE Capital or Penske Corporation, beginning December 31, 2017, to give notice to require PTL to begin to effect an initial public offering of equity securities, subject to certain limitations, as soon as practicable after the first anniversary of the initial notice. The party that is not exercising this right may seek to find a third party to purchase all of the partnership interests from the exercising party or to propose another alternative to such equity offers. In connection with the right to cause PTL to conduct an initial public offering, the PTL partners have agreed to customary demand and piggyback registration rights. As part of the transaction, beginning in 2025, PAG and Mitsui have been granted a similar right to require PTL to begin an initial public offering of equity securities, subject to certain limitations, as soon as reasonably practicable. The term of the partnership agreement was extended to December 31, 2035 or such later date as the limited partners may agree.

We have also entered into other joint ventures with certain related parties as more fully discussed below.

Joint Venture Relationships

We are party to a number of joint ventures pursuant to which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of June 30, 2016, our retail automotive joint venture relationships included:

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

(A)

As of June 30, 2016, an entity controlled by one of our directors, Lucio A. Noto (the “Investor”), owns an 18.97% interest in this joint venture which entitles the Investor to 20% of the joint venture’s operating profits. In addition, the Investor has an option to purchase up to a 20% interest in the joint venture for specified amounts.

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

Additionally, we are party to non-automotive joint ventures including our investments in Penske Commercial Leasing Australia (45%), Penske Vehicle Services (31%), PTL (23.4% as of July 27, 2016), and National Powersport Auctions (7%), that are accounted for under the equity method, and our controlling interest in i.M. Branded (90%) that is consolidated in our financial statements.

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

•	the political and economic outcome of the recent referendum in the U.K. to leave the European Union;

•	the number of new and used vehicles sold in our markets;

•	vehicle manufacturers exercise significant control over our operations, and we depend on them and continuation of our franchise and distribution agreements in order to operate our business;

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

•

our operations outside of the U.S. subject our profitability to fluctuations relating to changes in foreign currency values, which have most recently occurred as a result of the recent U.K. referendum to leave the European Union;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR or the Bank of England Base Rate. Based on the amount outstanding under these facilities as of June 30, 2016, a 100 basis point change in interest rates would result in an approximate $0.7 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, or the Euro Interbank Offered Rate, the Canadian Prime Rate, or the Australian or New Zealand Bank Bill Swap Rate (BBSW).

Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the trailing twelve months ended June 30, 2016, a 100 basis point change in interest rates would result in an approximate $32.0 million change to our annual floor plan interest expense.

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

Foreign Currency Exchange Rates. As of June 30, 2016, we had consolidated operations in the U.K., Germany, Italy, Australia and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $415.4 million change to our revenues for the six months ended June 30, 2016. The United Kingdom held a referendum on June 23, 2016 in which a majority voted to exit the European Union (“Brexit”). The British Pound has weakened since the Brexit vote, with an average exchange rate of British Pounds to U.S. Dollars of 1.32 after the Brexit vote through July 26, 2016, as compared to the weighted average exchange rate of 1.43 for the six months ended June 30, 2016, a decrease of 7.7%. If such a decline had occurred at the beginning of the period, it would have resulted in an  approximate $270.6 million decrease to our revenues for the six months ended June 30, 2016.

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

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition, or future results. The following updates the risk factors included in our 2015 Form 10-K:

The United Kingdom’s potential departure from the European Union could adversely affect us. The United Kingdom held a referendum on June 23, 2016 in which a majority voted to exit the European Union (“Brexit”). Although the vote is non-binding, negotiations are expected to commence at some point in the future to determine the future terms of the United Kingdom’s relationship with the European Union, including, among other things, the terms of trade between the United Kingdom and the European Union. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit itself and the length of time the United Kingdom and the European Union engage in discussions, which could be over a protracted period of time, could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the Sterling and Euro.

In addition, commentators have suggested the Brexit vote will lead to further referendum as to whether certain of the four countries that comprise the United Kingdom (England, Scotland, Wales and Northern Ireland) will remain a part of the E.U. While the majority of our operations are in England, we  also have operations in Scotland, Wales and Northern Ireland. The same factors noted above apply to any potential exit of these countries from the United Kingdom.

As exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. The British Pound has weakened since the Brexit vote, with an average exchange rate of British Pounds to U.S. Dollars of 1.32 after the Brexit vote through July 26, 2016, as compared to the weighted average exchange rate of 1.43 for the six months ended June 30, 2016, a decrease of 7.7%. A weakening British Pound as compared to the U.S. Dollar negatively impacts our U.S. Dollar reported results of operations. Our U.K. business generated 34% of our total revenue in the six months ended June 30, 2016. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, consolidated financial position, results of operations, and cash flows.

International and foreign currency risk. We have significant operations outside the U.S. that expose us to changes in foreign exchange rates and to the impact of economic and political conditions in the markets where we operate. As exchange rates fluctuate, our results of operations as reported in U.S. Dollars fluctuate. For example, if the U.S. Dollar were to continue to strengthen against the British Pound, our U.K. results of operations would translate into less U.S. Dollar reported results. This occurred in the second quarter of 2016 in large part due to the Brexit vote noted above. The British Pound has weakened since the Brexit vote, with an average exchange rate of British Pounds to U.S. Dollars of 1.32 after the Brexit vote through July 26, 2016, as compared to the weighted average exchange rate of 1.43 for the six months ended June 30, 2016, a decrease of 7.7%. Sustained levels or an increase in the value of the U.S. Dollar, particularly as compared to the British Pound, could result in a significant and adverse effect on our reported results.

Macro-economic conditions. Our performance is impacted by general economic conditions overall, and in particular by economic conditions in the markets in which we operate. These economic conditions include: levels of new and used vehicle sales; availability of consumer credit; changes in consumer demand; consumer confidence levels; fuel prices;

personal discretionary spending levels; interest rates; and unemployment rates. When the worldwide economy faltered and the worldwide automotive industry experienced significant operational and financial difficulties in 2008 and 2009, we were adversely affected, and we expect a similar relationship between general economic and industry conditions and our performance in the future. The Brexit vote noted above has generated significant macroeconomic challenges for the global economy. We cannot predict the future effect of the Brexit vote on macroeconomic conditions or the automotive industry in particular, although any sustained drop in vehicles sales would adversely affect our operating results.

Joint ventures. We have significant investments in a variety of joint ventures, including automotive retail operations in Germany and Spain. We previously had a 9.0% interest in PTL, and as of July 27, 2016, increased our ownership to 23.4%. We expect to receive annual operating distributions from PTL and the other ventures, and, in the case of PTL, realize significant cash tax savings. These benefits may not be realized if the joint ventures do not perform as expected, or if changes in tax, financial or regulatory requirements negatively impact the results of the joint venture operations. Our ability to dispose of these investments may be limited.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the fourth quarter of 2015, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities to $200.0 million. During the first quarter of 2016, we repurchased 4,512,325 shares of our outstanding common stock for $167.9 million, or an average of $37.21 per share, under our securities repurchase program approved by our Board of Directors. As of June 30, 2016, our remaining authorization under the program was $32.1 million.

During the second quarter of 2016, we acquired 144,717 shares of our common stock for $5.7 million from employees to satisfy tax obligations in connection with vesting of employee restricted stock awards.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
April 1 to April 30, 2016	—	$—	—	$32.1
May 1 to May 31, 2016	—	$—	—	$32.1
June 1 to June 30, 2016	144,717	$39.47	—	$32.1
	144,717		—

(1)	Consists of shares withheld from employees to satisfy employee withholding taxes in connection with the vesting of restricted stock.

Item 6. Exhibits

4.1

Second Supplemental Indenture dated as of July 13, 2016, regarding our 5.75% Senior Subordinated Notes due 2022, dated as of August 28, 2012 by and among us, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.2

Fourth Supplemental Indenture dated July 13, 2016, regarding our 5.375% Senior Subordinated Notes due 2024 among the Company, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.3.1

Third Supplemental Indenture dated May 25, 2016, regarding our 5.50% Senior Subordinated Notes due 2026 among the Company, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to exhibit 4.1 to our Form 8-K filed May 25, 2016).

4.3.2	Form of 5.50% Senior Subordinated Notes due 2026 (included within the Third Supplemental Indenture filed as Exhibit 4.3.1).

4.4

First Amendment to Fifth Amended and Restated Credit Agreement dated July 27, 2016 among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 4.1 to our Form 8-K filed July 28, 2016).

10.1

Agreement of Purchase and Sale dated as of July 27, 2016 by and among us, GE Capital Truck Leasing Holding LLC and Logistics Holding LLC (incorporated by reference to exhibit 10.1 to our Form 8-K filed July 28, 2016).

10.2

Cooperation Agreement dated as of July 27, 2016 by and among us, Penske Truck Leasing Co., L.P., Penske Truck Leasing Corporation, PTL GP, LLC, GE Capital Truck Leasing Holding LLC, General Electric Credit Corporation of Tennessee, Logistics Holding LLC and MBK USA Commercial Vehicles Inc. (incorporated by reference to exhibit 10.2 to our Form 8-K filed July 28, 2016).

10.3

Sixth Amended and Restated Agreement of Limited Partnership of Penske Truck Leasing Co., L.P. dated July 27, 2016 by and among Penske Truck Leasing Corporation, PTL GP, LLC, GE Capital Truck Leasing Holding LLC, General Electric Credit Corporation of Tennessee, MBK USA Commercial Vehicles Inc. and us (incorporated by reference to exhibit 10.3 to our Form 8-K filed July 28, 2016).

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

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger S. Penske
Roger S. Penske
Date: July 29, 2016		Chief Executive Officer

	By:	/s/ J.D. Carlson
J.D. Carlson
Date: July 29, 2016		Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

4.1

Second Supplemental Indenture dated as of July 13, 2016, regarding our 5.75% Senior Subordinated Notes due 2022, dated as of August 28, 2012 by and among us, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.2

Fourth Supplemental Indenture dated July 13, 2016, regarding our 5.375% Senior Subordinated Notes due 2024 among the Company, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.3.1

Third Supplemental Indenture dated May 25, 2016, regarding our 5.50% Senior Subordinated Notes due 2026 among the Company, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to exhibit 4.1 to our Form 8-K filed May 25, 2016).

4.3.2	Form of 5.50% Senior Subordinated Notes due 2026 (included within the Third Supplemental Indenture filed as Exhibit 4.3.1).

4.4

First Amendment to Fifth Amended and Restated Credit Agreement dated July 27, 2016 among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 4.1 to our Form 8-K filed July 28, 2016).

10.1

Agreement of Purchase and Sale dated as of July 27, 2016 by and among us, GE Capital Truck Leasing Holding LLC and Logistics Holding LLC (incorporated by reference to exhibit 10.1 to our Form 8-K filed July 28, 2016).

10.2

Cooperation Agreement dated as of July 27, 2016 by and among us, Penske Truck Leasing Co., L.P., Penske Truck Leasing Corporation, PTL GP, LLC, GE Capital Truck Leasing Holding LLC, General Electric Credit Corporation of Tennessee, Logistics Holding LLC and MBK USA Commercial Vehicles Inc. (incorporated by reference to exhibit 10.2 to our Form 8-K filed July 28, 2016).

10.3

Sixth Amended and Restated Agreement of Limited Partnership of Penske Truck Leasing Co., L.P. dated July 27, 2016 by and among Penske Truck Leasing Corporation, PTL GP, LLC, GE Capital Truck Leasing Holding LLC, General Electric Credit Corporation of Tennessee, MBK USA Commercial Vehicles Inc. and us (incorporated by reference to exhibit 10.3 to our Form 8-K filed July 28, 2016).

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