Form 10-Q
period 2016-09-30
PENSKE AUTOMOTIVE GROUP, INC.
filed 2016-10-27
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of October 21, 2016, there were 85,176,155 shares of voting common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
	(In millions, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$89.4	$62.4
Accounts receivable, net of allowance for doubtful accounts of $4.6 and $4.2	853.9	782.3
Inventories	3,279.7	3,463.5
Other current assets	105.3	85.6
Assets held for sale	7.5	12.7
Total current assets	4,335.8	4,406.5
Property and equipment, net	1,587.8	1,520.1
Goodwill	1,313.8	1,323.2
Other indefinite-lived intangible assets	411.4	408.0
Equity method investments	891.3	336.4
Other long-term assets	19.3	19.2
Total assets	$8,559.4	$8,013.4
LIABILITIES AND EQUITY
Floor plan notes payable	$2,073.2	$2,247.2
Floor plan notes payable — non-trade	1,145.1	1,132.4
Accounts payable	506.1	493.8
Accrued expenses	389.2	378.1
Current portion of long-term debt	44.1	28.0
Liabilities held for sale	5.1	6.2
Total current liabilities	4,162.8	4,285.7
Long-term debt	1,833.5	1,247.0
Deferred tax liabilities	525.6	433.4
Other long-term liabilities	248.8	212.4
Total liabilities	6,770.7	6,178.5
Commitments and contingent liabilities (Note 9)
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 85,176,155 shares issued and outstanding at September 30, 2016; 89,524,724 shares issued and outstanding at December 31, 2015	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	494.3	656.0
Retained earnings	1,446.7	1,256.7
Accumulated other comprehensive income (loss)	(188.7)	(122.5)
Total Penske Automotive Group stockholders’ equity	1,752.3	1,790.2
Non-controlling interest	36.4	44.7
Total equity	1,788.7	1,834.9
Total liabilities and equity	$8,559.4	$8,013.4

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Unaudited)
	(In millions, except per share amounts)
Revenue:
Retail automotive dealership	$4,772.1	$4,585.8	$14,121.8	$13,327.5
Retail commercial truck dealership	266.1	268.5	782.3	703.1
Commercial vehicle distribution and other	113.8	105.8	326.6	333.0
Total revenues	$5,152.0	$4,960.1	$15,230.7	$14,363.6
Cost of sales:
Retail automotive dealership	4,097.4	3,923.4	12,080.1	11,373.2
Retail commercial truck dealership	227.9	228.5	672.6	592.0
Commercial vehicle distribution and other	82.5	79.0	238.7	248.0
Total cost of sales	4,407.8	4,230.9	12,991.4	12,213.2
Gross profit	744.2	729.2	2,239.3	2,150.4
Selling, general and administrative expenses	581.2	563.4	1,722.8	1,652.3
Depreciation	21.5	19.8	66.8	57.7
Operating income	141.5	146.0	449.7	440.4
Floor plan interest expense	(11.9)	(11.4)	(37.8)	(32.7)
Other interest expense	(25.1)	(16.3)	(61.8)	(49.0)
Equity in earnings of affiliates	25.6	11.0	43.1	29.7
Income from continuing operations before income taxes	130.1	129.3	393.2	388.4
Income taxes	(41.7)	(41.7)	(128.4)	(128.2)
Income from continuing operations	88.4	87.6	264.8	260.2
Income (loss) from discontinued operations, net of tax	0.1	(0.1)	(1.1)	(1.1)
Net income	88.5	87.5	263.7	259.1
Less: Income attributable to non-controlling interests	1.0	0.9	3.4	3.3
Net income attributable to Penske Automotive Group common stockholders	$87.5	$86.6	$260.3	$255.8
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$1.03	$0.96	$3.03	$2.85
Discontinued operations	$0.00	$(0.00)	$(0.01)	$(0.01)
Net income attributable to Penske Automotive Group common stockholders	$1.03	$0.96	$3.02	$2.84
Shares used in determining basic earnings per share	85.2	90.1	86.2	90.2
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$1.03	$0.96	$3.03	$2.85
Discontinued operations	$0.00	$(0.00)	$(0.01)	$(0.01)
Net income attributable to Penske Automotive Group common stockholders	$1.03	$0.96	$3.02	$2.84
Shares used in determining diluted earnings per share	85.2	90.1	86.3	90.2
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$88.4	$87.6	$264.8	$260.2
Less: Income attributable to non-controlling interests	1.0	0.9	3.4	3.3
Income from continuing operations, net of tax	87.4	86.7	261.4	256.9
Income (loss) from discontinued operations, net of tax	0.1	(0.1)	(1.1)	(1.1)
Net income attributable to Penske Automotive Group common stockholders	$87.5	$86.6	$260.3	$255.8
Cash dividends per share	$0.28	$0.24	$0.81	$0.69

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Unaudited)
	(In millions)
Net income	$88.5	$87.5	$263.7	$259.1
Other comprehensive income:
Foreign currency translation adjustment	(9.6)	(42.0)	(65.4)	(57.0)
Other adjustments to comprehensive income, net	(1.2)	(0.5)	0.3	(2.3)
Other comprehensive income (loss), net of tax	(10.8)	(42.5)	(65.1)	(59.3)
Comprehensive income	77.7	45.0	198.6	199.8
Less: Comprehensive income attributable to non-controlling interests	1.3	1.5	4.5	3.1
Comprehensive income attributable to Penske Automotive Group common stockholders	$76.4	$43.5	$194.1	$196.7

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2016	2015
	(Unaudited)
	(In millions)
Operating Activities:
Net income	$263.7	$259.1
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	66.8	57.7
Earnings of equity method investments	(37.3)	(22.9)
Loss from discontinued operations, net of tax	1.1	1.1
Deferred income taxes	96.4	(9.9)
Changes in operating assets and liabilities:
Accounts receivable	(67.1)	(16.6)
Inventories	246.6	(180.4)
Floor plan notes payable	(174.1)	209.5
Accounts payable and accrued expenses	15.5	60.3
Other	45.6	15.5
Net cash provided by continuing operating activities	457.2	373.4
Investing Activities:
Purchase of equipment and improvements	(171.7)	(151.1)
Acquisition of additional ownership interest in Penske Truck Leasing	(498.5)	—
Acquisitions net, including repayment of sellers’ floor plan notes payable of $59.1 and $41.2, respectively	(106.0)	(85.4)
Other	(9.5)	0.2
Net cash used in continuing investing activities	(785.7)	(236.3)
Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	1,172.5	1,060.4
Repayments under U.S. credit agreement revolving credit line	(1,127.5)	(982.4)
Repayments under U.S. credit agreement term loan	—	(88.0)
Repayment of U.S. commercial truck capital loan	—	(60.5)
Issuance of 5.50% senior subordinated notes	500.0	—
Net borrowings (repayments) of other long-term debt	74.3	(95.2)
Net borrowings of floor plan notes payable — non-trade	12.8	94.6
Payment of debt issuance costs	(6.7)	(1.8)
Repurchases of common stock	(173.6)	(22.0)
Dividends	(70.3)	(62.3)
Other	(9.7)	(5.9)
Net cash provided by (used in) continuing financing activities	371.8	(163.1)
Discontinued operations:
Net cash provided by (used in) discontinued operating activities	1.3	(2.8)
Net cash provided by discontinued investing activities	1.7	129.6
Net cash used in discontinued financing activities	—	(87.1)
Net cash provided by discontinued operations	3.0	39.7
Effect of exchange rate changes on cash and cash equivalents	(19.3)	(0.3)
Net change in cash and cash equivalents	27.0	13.4
Cash and cash equivalents, beginning of period	62.4	36.3
Cash and cash equivalents, end of period	$89.4	$49.7
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$76.2	$67.8
Income taxes	37.2	100.3
Seller financed/assumed debt	—	2.6

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF EQUITY

					Accumulated	Total
	Common Stock		Additional		Other	Penske
	Issued		Paid-in	Retained	Comprehensive	Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity
	(Unaudited)
	(Dollars in millions)
Balance, January 1, 2016	89,524,724	$—	$656.0	$1,256.7	$(122.5)	$1,790.2	$44.7	$1,834.9
Equity compensation	308,473	—	11.5	—	—	11.5	—	11.5
Repurchases of common stock	(4,657,042)	—	(173.6)	—	—	(173.6)	—	(173.6)
Dividends	—	—	—	(70.3)	—	(70.3)	—	(70.3)
Purchase of subsidiary shares from non-controlling interest	—	—	(0.3)	—	—	(0.3)	(10.4)	(10.7)
Distributions to non-controlling interests	—	—	—	—	—	—	(2.3)	(2.3)
Foreign currency translation	—	—	—	—	(66.5)	(66.5)	1.1	(65.4)
Other	—	—	0.7	—	0.3	1.0	(0.1)	0.9
Net income	—	—	—	260.3	—	260.3	3.4	263.7
Balance, September 30, 2016	85,176,155	$—	$494.3	$1,446.7	$(188.7)	$1,752.3	$36.4	$1,788.7

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

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $17.9 billion in total retail automotive dealership revenue we generated in 2015. As of September 30, 2016, we operated 349 automotive retail franchises, of which 163 franchises are located in the U.S. and 186 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the nine months ended September 30, 2016, we retailed and wholesaled more than 419,000 vehicles. We are diversified geographically, with 59% of our total retail automotive dealership revenues in the nine months ended September 30, 2016 generated in the U.S. and Puerto Rico and 41% generated outside the U.S. We offer over 40 vehicle brands, with 72% of our retail automotive dealership revenue in the nine months ended September 30, 2016 generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offer a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products. We operate these dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry.

During the nine months ended September 30, 2016, we acquired thirteen retail automotive franchises in the U.K., twelve of which we acquired in July and represent our acquisition of a dealer group in the U.K. which includes seven Volkswagen franchises, one BMW franchise, one MINI franchise, one Audi franchise, one Skoda franchise, and one SEAT franchise. During the nine months ended September 30, 2016, we were also awarded six retail automotive franchises, disposed of eight retail automotive franchises and transitioned seventeen franchises which represented the Scion brand to Toyota. During the first quarter of 2016, we acquired an additional 8% interest in the Jacobs Group, one of our German automotive dealership joint ventures and now own 68% of that joint venture. We began consolidating this joint venture during the third quarter of 2015. We also acquired a 49% interest in the Nicole Group, a luxury dealership group in Tokyo and nearby suburbs in January 2016. The Nicole Group operates four BMW and three MINI dealerships, a Rolls-Royce dealership and a Ferrari dealership, and is the exclusive importer and distributor of ALPINA. This investment is accounted for under the equity method.

Subsequent to September 30, 2016, we made an additional investment in our Italian automotive dealership joint venture, which increased our ownership interest in that joint venture to 84%. This additional investment funded our acquisition of six retail automotive franchises in October 2016, consisting of three Porsche franchises, one Audi franchise, one Land Rover franchise, and one Volvo franchise in the Bologna, Italy market.

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

As of September 30, 2016, PTG operated nineteen locations, including fourteen full-service dealerships offering primarily Freightliner and Western Star branded trucks. Two of these locations, Chattanooga and Knoxville, were acquired in February 2015. Five of these locations were acquired in April 2016 and represent Freightliner and Western Star in the greater Toronto, Canada market area and service Highway 401, a major truck thoroughfare between Buffalo, New York and Detroit, Michigan. PTG also offers a full range of used trucks available for sale as well as service and parts departments, many of which are open 24 hours a day, seven days a week.

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

Penske Truck Leasing. We currently hold a 23.4% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation and supply chain services. PTL operates and maintains more than 240,000 vehicles and serves customers in North America, South America, Europe, Australia and Asia and is one of the largest purchasers of commercial trucks in North America. Product lines include full-service truck leasing, contract maintenance, commercial and consumer truck rentals, used truck sales, transportation and warehousing management and supply chain management solutions. On July 27, 2016, we acquired an additional 14.4% ownership interest in PTL from subsidiaries of GE Capital Global Holdings, LLC (collectively, “GE Capital”) for approximately $498.5 million in cash to bring our total ownership interest to 23.4%. Prior to this acquisition, we held a 9.0% ownership interest in PTL. PTL is currently owned 41.1% by Penske Corporation, 23.4% by us, 20.0% by affiliates of Mitsui & Co., Ltd. (“Mitsui”), and 15.5% by GE Capital. We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of September 30, 2016 and December 31, 2015 and for the three and nine month periods ended September 30, 2016 and 2015 is unaudited, but includes all adjustments which our management believes to be necessary for the fair presentation of results for the periods presented. The consolidated condensed financial statements for prior periods have been revised for entities that have been treated as discontinued operations, and results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2015, which are included as part of our Annual Report on Form 10-K.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under this new guidance, a company will now recognize most leases on its balance sheet as lease liabilities with corresponding right-of-use assets. This ASU is effective for us beginning after January 1, 2019. The adoption of this ASU will result in a significant increase in lease liabilities and right-of-use assets on our consolidated balance sheets. We are currently evaluating the other effects the adoption of this ASU will have on our consolidated financial statements. We believe our current off-balance sheet leasing commitments are reflected in our credit rating.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments.” This ASU provides new guidance on eight specific cash flow issues related to how such cash receipts and cash payments should be presented in a statement of cash flows. This ASU is effective for us beginning after January 1, 2018. We are currently assessing the impact the adoption of this update will have on our consolidated cash flows.

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

Prior to the adoption of ASU No. 2014-08, we accounted for dispositions as discontinued operations when it was evident that the operations and cash flows of an entity being disposed of would be eliminated from ongoing operations, and we would not have any significant continuing involvement in its operations. The results of operations for those entities that were classified as discontinued operations prior to adoption of ASU No. 2014-08 are included in “Income (loss) from discontinued operations” in the accompanying Consolidated Condensed Statements of Income for all periods presented and will continue to be reported within discontinued operations in the future. Beginning with disposals or entities classified as held for sale subsequent to January 1, 2015, only those that represent a strategic shift that has, or will have, a major impact on our operations and financial results will be included in discontinued operations.

We had no entities newly classified as held for sale during the nine months ended September 30, 2016 that met the criteria to be classified as discontinued operations. As such, the combined financial information presented below represents only retail automotive dealerships and our car rental business that were classified as discontinued operations prior to adoption of ASU No. 2014-08:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$5.6	$15.1	$19.6	$63.1
Pre-tax gain (loss)	0.3	(0.1)	(1.7)	(4.8)
Pre-tax gain on disposal	—	—	—	2.9

	September 30,	December 31,
	2016	2015
Inventories	$4.2	$6.2
Other assets	3.3	6.5
Total assets	$7.5	$12.7
Floor plan notes payable (including non-trade)	$3.7	$4.3
Other liabilities	1.4	1.9
Total liabilities	$5.1	$6.2

Divestitures

During the nine months ended September 30, 2016, we disposed of eight retail automotive franchises and one retail commercial truck parts location, and transitioned seventeen retail automotive franchises which represented the Scion brand to Toyota. The results of operations for two of the retail automotive franchises are included in discontinued operations for the nine months ended September 30, 2016 and for the three and nine months ended September 30, 2015. The remaining twenty-three retail automotive franchises and retail commercial truck parts location did not meet the criteria to be classified as held for sale and treated as discontinued operations. Therefore, the results of operations for these businesses are included within continuing operations for the three and nine months ended September 30, 2016 and 2015.

In February 2015, we divested our car rental business that included Hertz car rental franchises in the Memphis, Tennessee market and certain markets throughout Indiana. We received proceeds of $17.8 million from the sale, excluding sales of car rental vehicles. The results of operations of our car rental business are included in discontinued operations for the nine months ended September 30, 2015.

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

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.75% senior subordinated notes due 2022	$544.9	$567.1	$544.3	$558.6
5.375% senior subordinated notes due 2024	296.7	293.8	296.4	295.7
5.50% senior subordinated notes due 2026	493.5	492.3	—	—
Mortgage facilities	202.5	210.5	165.8	165.8

2. Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2016	2015
Retail automotive dealership new vehicles	$2,037.5	$2,218.6
Retail automotive dealership used vehicles	756.8	719.0
Retail automotive parts, accessories and other	118.6	113.6
Retail commercial truck dealership vehicles and parts	180.5	208.8
Commercial vehicle distribution vehicles and parts	186.3	203.5
Total inventories	$3,279.7	$3,463.5

We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $12.9 million and $12.5 million during the three months ended September 30, 2016 and 2015, respectively, and $38.2 million and $32.7 million during the nine months ended September 30, 2016 and 2015, respectively.

3. Business Combinations

We acquired thirteen retail automotive franchises and five retail commercial truck dealerships during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, we acquired one retail automotive franchise and two retail commercial truck dealerships and made an additional investment in the Jacobs Group, discussed above, to gain control of that joint venture which was previously accounted for under the equity method. Our financial statements include the results of operations of the acquired entities from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements, and may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the nine months ended September 30, 2016 and 2015 follows:

	September 30,
	2016	2015
Accounts receivable	$3.9	$52.0
Inventory	63.4	171.7
Other current assets	0.2	1.3
Property and equipment	12.1	72.1
Indefinite-lived intangibles	32.9	68.2
Other non-current assets	2.7	1.3
Current liabilities	(4.4)	(42.1)
Non-current liabilities	(4.8)	(67.8)
Total consideration	106.0	256.7
Seller financed/assumed debt	—	(2.6)
Seller assumed floor plan	—	(118.3)
Fair value of previously held interest	—	(28.0)
Fair value of non-controlling interest	—	(22.4)
Total cash used in acquisitions	$106.0	$85.4

The following unaudited consolidated pro forma results of operations of PAG for the three and nine months ended September 30, 2016 and 2015 give effect to acquisitions consummated during 2016 and 2015 as if they had occurred effective at the beginning of the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$5,152.0	$5,232.2	$15,425.8	$15,314.0
Income from continuing operations	87.4	88.1	262.4	262.1
Net income	87.5	88.1	261.3	261.0
Income from continuing operations per diluted common share	$1.03	$0.98	$3.04	$2.90
Net income per diluted common share	$1.03	$0.98	$3.03	$2.89

4. Intangible Assets

Following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the nine months ended September 30, 2016:

		Other Indefinite-
		Lived Intangible
	Goodwill	Assets
Balance, January 1, 2016	$1,323.2	$408.0
Additions	23.5	9.4
Disposals	(0.2)	—
Foreign currency translation	(32.7)	(6.0)
Balance, September 30, 2016	$1,313.8	$411.4

The additions during the nine months ended September 30, 2016 were within our Retail Automotive and Retail Commercial Truck reportable segments. The disposals during the nine months ended September 30, 2016 were within our Retail Automotive reportable segment. As of September 30, 2016, the goodwill balance within our Retail Automotive, Retail Commercial Truck, and Other reportable segments was $1,067.5 million, $161.0 million and $85.3 million, respectively.

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

The weighted average interest rate on floor plan borrowings was 1.5% for the nine months ended September 30, 2016 and 1.5% for the nine months ended September 30, 2015. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as “Floor plan notes payable—non-trade” on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.

6. Earnings Per Share

Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested equity awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for any dilutive effects. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Weighted average number of common shares outstanding	85,175,857	90,071,272	86,241,910	90,192,644
Effect of non-participatory equity compensation	36,000	36,000	36,000	36,000
Weighted average number of common shares outstanding, including effect of dilutive securities	85,211,857	90,107,272	86,277,910	90,228,644

7. Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
	2016	2015
U.S. credit agreement — revolving credit line	$205.0	$160.0
U.K. credit agreement — revolving credit line	88.2	70.7
U.K. credit agreement — overdraft line of credit	—	—
5.50% senior subordinated notes due 2026	493.5	—
5.375% senior subordinated notes due 2024	296.7	296.4
5.75% senior subordinated notes due 2022	544.9	544.3
Australia working capital loan agreement	26.6	5.5
Mortgage facilities	202.5	165.8
Other	20.2	32.3
Total long-term debt	1,877.6	1,275.0
Less: current portion	(44.1)	(28.0)
Net long-term debt	$1,833.5	$1,247.0

U.S. Credit Agreement

Our U.S. credit agreement (the “U.S. credit agreement”) with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation provides for up to $700.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, which includes $250.0 million in revolving loans solely for future U.S. acquisitions. In connection with the purchase of PTL interests noted previously, we amended the U.S. credit agreement to allow for the purchase of interests, to provide for a maximum of $150.0 million of future borrowings under the U.S. credit agreement for foreign acquisitions and to extend the facility for an additional year through September 30, 2019, pursuant the U.S. credit agreement’s “evergreen” termination provisions. The revolving loans bear interest at LIBOR plus 2.00%, subject to an incremental 1.50% for uncollateralized borrowings in excess of a defined borrowing base.

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

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of September 30, 2016, we had $205.0 million of revolver borrowings outstanding under the U.S. credit agreement.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £150.0 million revolving credit agreement with the Royal Bank of Scotland plc (RBS) and BMW Financial Services (GB) Limited, and an additional demand overdraft line of credit with RBS (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes. The loans mature on the termination date of the facility, which is December 19, 2019. The revolving loans bear interest between defined LIBOR plus 1.35% and defined LIBOR plus 3.0% and the demand overdraft line of credit bears interest at the Bank of England Base Rate plus 1.75%. As of September 30, 2016, outstanding loans under the U.K. credit agreement amounted to £68.0 million ($88.2 million).

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

Australia Working Capital Loan Agreement

In March 2016, our commercial vehicle distribution business expanded its working capital loan agreement with Mercedes-Benz Financial Services Australia Pty Ltd principally to increase the borrowing capacity from AU $28.0 million to AU $44.3 million and to provide working capital availability for use by both Penske Commercial Vehicles Australia and Penske Power Systems. This agreement provides the lender with a secured interest in all assets of our commercial vehicle distribution business. The loan bears interest at the Australian BBSW 30-day Bill Rate plus 2.35%. In July 2016, we expanded the capacity of this agreement by AU $6.2 million and now have AU $50.5 million of borrowing capacity under the working capital loan agreement. As of September 30, 2016, we had AU $34.7 million ($26.6 million) outstanding under the working capital loan agreement.

Mortgage Facilities

We are party to several mortgages that bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of September 30, 2016, we owed $202.5 million of principal under our mortgage facilities.

8. Derivatives and Hedging

Penske Commercial Vehicles Australia and Penske Power Systems sell vehicles, engines, parts and other products purchased from manufacturers in the U.S., Germany, and the U.K. In order to protect against exchange rate movements, Penske Commercial Vehicles Australia and Penske Power Systems enter into foreign exchange forward contracts against anticipated cash flows. The contracts are timed to mature when major shipments are scheduled to arrive in Australia and when receipt of payment from customers is expected. We classify our foreign exchange forward contracts as cash flow hedges and state them at fair value. We used Level 2 inputs to estimate the fair value of the foreign exchange forward contracts. The fair value of the contracts designated as hedging instruments was estimated to be a liability of $1.2 million and $1.1 million as of September 30, 2016 and December 31, 2015, respectively.

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

We currently hold a 23.4% ownership interest in PTL. Historically, affiliates of GE Capital (“GEC”) provided PTL with a majority of its financing, though PTL has refinanced all of its GEC indebtedness. As part of that refinancing, we and the other PTL partners created a new company (“Holdings”), which, together with GEC, co-issued $700.0 million of 3.8% senior unsecured notes due 2019 (the “Holdings Bonds”). GEC agreed to be a co-obligor of the Holdings Bonds in order to achieve lower interest rates on the Holdings Bonds. As part of Mitsui’s purchase of its 20.0% ownership interest in PTL in March 2015, the ownership interest of GEC in Holdings was redeemed, Holdings was relieved of its obligations under the indenture for the Holdings Bonds, and Holdings became obligated to pay to GEC 50.1% of all interest and principal due under, and 100% of the expenses related to, the Holdings Bonds to the extent Holdings has cash in excess of a certain level of permitted working capital, subject to certain limitations. Additional capital contributions from the members may be required to the extent Holdings is unable to pay those amounts. We have agreed to indemnify GEC for 9.0% of any principal or interest that GEC is required to pay on these bonds and pay GEC an annual fee of approximately $0.95 million for acting as obligor. The maximum amount of our contingent obligations to GEC under this agreement is 9.0% of the required principal repayment due in 2019 (which is expected to be $63.1 million) and 9.0% of interest payments under the Holdings Bonds, plus fees and default interest, if any.

Our floor plan credit agreement with Mercedes Benz Financial Services Australia (“MBA”) provides us revolving loans for the acquisition of commercial vehicles for distribution to our retail network. This facility includes a limited parent guarantee and a commitment to repurchase dealer vehicles in the event the dealer’s floor plan agreement with MBA is terminated.

We have $33.1 million of letters of credit outstanding as of September 30, 2016, and have posted $12.6 million of surety bonds in the ordinary course of business.

10. Equity

During the nine months ended September 30, 2016, we repurchased or acquired 4,657,042 shares of our common stock. In the first quarter of 2016, we repurchased 4,512,325 shares of our outstanding common stock for $167.9 million, or an average of $37.21 per share, under our securities repurchase program approved by our Board of Directors. During the second and third quarters of 2016, we did not repurchase any common stock under this program. As of September 30, 2016, our remaining authorization under the program was $32.1 million. During the second quarter of 2016, we acquired 144,717 shares of our common stock for $5.7 million, or an average of $39.47 per share, from employees in connection with a net share settlement feature of employee equity awards. We did not acquire any additional shares in connection with the net share settlement feature of employee equity awards during the third quarter of 2016.

11. Accumulated Other Comprehensive Income/(Loss)

Changes in accumulated other comprehensive income/(loss) by component and the reclassifications out of accumulated other comprehensive income/(loss) during the three and nine months ended September 30, 2016 and 2015, respectively, attributable to Penske Automotive Group common stockholders follows:

Three Months Ended September 30, 2016

	Foreign
	Currency
	Translation	Other	Total
Balance at June 30, 2016	$(170.1)	$(7.5)	$(177.6)
Other comprehensive income (loss) before reclassifications	(9.9)	(1.2)	(11.1)
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—
Net current period other comprehensive income (loss)	(9.9)	(1.2)	(11.1)
Balance at September 30, 2016	$(180.0)	$(8.7)	$(188.7)

Three Months Ended September 30, 2015

	Foreign
	Currency
	Translation	Other	Total
Balance at June 30, 2015	$(65.9)	$(3.4)	$(69.3)
Other comprehensive income (loss) before reclassifications	(42.6)	(0.5)	(43.1)
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—
Net current period other comprehensive income (loss)	(42.6)	(0.5)	(43.1)
Balance at September 30, 2015	$(108.5)	$(3.9)	$(112.4)

Nine Months Ended September 30, 2016

	Foreign
	Currency
	Translation	Other	Total
Balance at December 31, 2015	$(113.5)	$(9.0)	$(122.5)
Other comprehensive income (loss) before reclassifications	(66.5)	0.3	(66.2)
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—
Net current period other comprehensive income (loss)	(66.5)	0.3	(66.2)
Balance at September 30, 2016	$(180.0)	$(8.7)	$(188.7)

Nine Months Ended September 30, 2015

	Foreign
	Currency
	Translation	Other	Total
Balance at December 31, 2014	$(51.7)	$(1.6)	$(53.3)
Other comprehensive income (loss) before reclassifications	(56.8)	(2.3)	(59.1)
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—
Net current period other comprehensive income (loss)	(56.8)	(2.3)	(59.1)
Balance at September 30, 2015	$(108.5)	$(3.9)	$(112.4)

12. Segment Information

Our operations are organized by management into operating segments by line of business and geography. We have determined that we have three reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of retail automotive dealership operations, (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada, and (iii) Other, consisting of our commercial vehicle and power systems distribution operations and our other investments in non-automotive operations. The Retail Automotive reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and our retail automotive joint ventures. The individual dealership operations included in the Retail Automotive reportable segment have been grouped into four geographic operating segments: Eastern, Central, and Western United States and International. The geographic operating segments have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). Revenue and segment income for the three and nine months ended September 30, 2016 and 2015 follows:

Three Months Ended September 30

		Retail
	Retail	Commercial		Intersegment
	Automotive	Truck	Other	Elimination	Total
Revenues
2016	$4,772.1	$266.1	$114.7	$(0.9)	$5,152.0
2015	4,585.8	268.5	106.3	(0.5)	4,960.1
Segment income
2016	$97.2	$8.4	$24.5	$—	$130.1
2015	107.8	10.3	11.2	—	129.3

Nine Months Ended September 30

		Retail
	Retail	Commercial		Intersegment
	Automotive	Truck	Other	Elimination	Total
Revenues
2016	$14,121.8	$782.3	$329.2	$(2.6)	$15,230.7
2015	13,327.5	703.1	334.1	(1.1)	14,363.6
Segment income
2016	$330.7	$21.8	$40.7	$—	$393.2
2015	330.9	28.1	29.4	—	388.4

13. Condensed Consolidating Financial Information

The following tables include condensed consolidating financial information as of September 30, 2016 and December 31, 2015 and for the three and nine month periods ended September 30, 2016 and 2015 for Penske Automotive Group, Inc. (as the issuer of the 5.75% Notes, the 5.375% Notes, and the 5.50% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing non-U.S. entities). Guarantor subsidiaries are directly or indirectly 100% owned by PAG, and the guarantees are full and unconditional, and joint and several. The guarantees may be released under certain circumstances upon resale, or transfer by us of the stock of the related guarantor or all or substantially all of the assets of the guarantor to a non-affiliate.

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2016

			Penske
	Total		Automotive	Guarantor	Non‑Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In millions)
Cash and cash equivalents	$89.4	$—	$—	$1.3	$88.1
Accounts receivable, net	853.9	(441.8)	441.8	360.0	493.9
Inventories	3,279.7	—	—	1,736.6	1,543.1
Other current assets	105.3	—	4.5	32.7	68.1
Assets held for sale	7.5	—	—	7.5	—
Total current assets	4,335.8	(441.8)	446.3	2,138.1	2,193.2
Property and equipment, net	1,587.8	—	3.5	946.7	637.6
Intangible assets	1,725.2	—	—	1,079.7	645.5
Equity method investments	891.3	—	828.2	—	63.1
Other long-term assets	19.3	(2,209.2)	2,215.1	4.3	9.1
Total assets	$8,559.4	$(2,651.0)	$3,493.1	$4,168.8	$3,548.5
Floor plan notes payable	$2,073.2	$—	$—	$1,063.9	$1,009.3
Floor plan notes payable—non-trade	1,145.1	—	158.9	568.0	418.2
Accounts payable	506.1	—	3.4	159.2	343.5
Accrued expenses	389.2	(441.8)	—	146.5	684.5
Current portion of long-term debt	44.1	—	—	5.9	38.2
Liabilities held for sale	5.1	—	—	5.1	—
Total current liabilities	4,162.8	(441.8)	162.3	1,948.6	2,493.7
Long-term debt	1,833.5	(177.5)	1,542.1	187.9	281.0
Deferred tax liabilities	525.6	—	—	512.7	12.9
Other long-term liabilities	248.8	—	—	62.7	186.1
Total liabilities	6,770.7	(619.3)	1,704.4	2,711.9	2,973.7
Total equity	1,788.7	(2,031.7)	1,788.7	1,456.9	574.8
Total liabilities and equity	$8,559.4	$(2,651.0)	$3,493.1	$4,168.8	$3,548.5

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2015

			Penske
	Total		Automotive	Guarantor	Non‑Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In millions)
Cash and cash equivalents	$62.4	$—	$—	$—	$62.4
Accounts receivable, net	782.3	(430.4)	430.4	400.8	381.5
Inventories	3,463.5	—	—	1,650.5	1,813.0
Other current assets	85.6	—	3.9	28.3	53.4
Assets held for sale	12.7	—	—	8.5	4.2
Total current assets	4,406.5	(430.4)	434.3	2,088.1	2,314.5
Property and equipment, net	1,520.1	—	4.0	822.0	694.1
Intangible assets	1,731.2	—	—	878.9	852.3
Equity method investments	336.4	—	298.2	—	38.2
Other long-term assets	19.2	(2,253.4)	2,259.9	7.2	5.5
Total assets	$8,013.4	$(2,683.8)	$2,996.4	$3,796.2	$3,904.6
Floor plan notes payable	$2,247.2	$—	$—	$1,295.0	$952.2
Floor plan notes payable—non-trade	1,132.4	—	154.7	339.8	637.9
Accounts payable	493.8	—	4.8	143.3	345.7
Accrued expenses	378.1	(430.4)	0.1	112.3	696.1
Current portion of long-term debt	28.0	—	—	5.7	22.3
Liabilities held for sale	6.2	—	—	4.4	1.8
Total current liabilities	4,285.7	(430.4)	159.6	1,900.5	2,656.0
Long-term debt	1,247.0	(256.4)	1,001.9	109.2	392.3
Deferred tax liabilities	433.4	—	—	413.4	20.0
Other long-term liabilities	212.4	—	—	68.9	143.5
Total liabilities	6,178.5	(686.8)	1,161.5	2,492.0	3,211.8
Total equity	1,834.9	(1,997.0)	1,834.9	1,304.2	692.8
Total liabilities and equity	$8,013.4	$(2,683.8)	$2,996.4	$3,796.2	$3,904.6

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2016

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In millions)
Revenues	$5,152.0	$—	$—	$2,896.9	$2,255.1
Cost of sales	4,407.8	—	—	2,457.1	1,950.7
Gross profit	744.2	—	—	439.8	304.4
Selling, general and administrative expenses	581.2	—	3.9	337.3	240.0
Depreciation	21.5	—	0.5	12.4	8.6
Operating income	141.5	—	(4.4)	90.1	55.8
Floor plan interest expense	(11.9)	—	(0.7)	(7.1)	(4.1)
Other interest expense	(25.1)	—	(18.0)	(2.2)	(4.9)
Equity in earnings of affiliates	25.6	—	24.4	—	1.2
Equity in earnings of subsidiaries	—	(127.8)	127.8	—	—
Income from continuing operations before income taxes	130.1	(127.8)	129.1	80.8	48.0
Income taxes	(41.7)	41.4	(41.7)	(32.2)	(9.2)
Income from continuing operations	88.4	(86.4)	87.4	48.6	38.8
Income (loss) from discontinued operations, net of tax	0.1	(0.1)	0.1	0.1	—
Net income	88.5	(86.5)	87.5	48.7	38.8
Other comprehensive income (loss), net of tax	(10.8)	10.2	(10.8)	—	(10.2)
Comprehensive income	77.7	(76.3)	76.7	48.7	28.6
Less: Comprehensive income attributable to non-controlling interests	1.3	(0.3)	0.3	—	1.3
Comprehensive income attributable to Penske Automotive Group common stockholders	$76.4	$(76.0)	$76.4	$48.7	$27.3

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2015

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In millions)
Revenues	$4,960.1	$—	$—	$2,591.2	$2,368.9
Cost of sales	4,230.9	—	—	2,197.2	2,033.7
Gross profit	729.2	—	—	394.0	335.2
Selling, general and administrative expenses	563.4	—	5.7	302.6	255.1
Depreciation	19.8	—	0.4	10.6	8.8
Operating income	146.0	—	(6.1)	80.8	71.3
Floor plan interest expense	(11.4)	—	(0.7)	(5.6)	(5.1)
Other interest expense	(16.3)	—	(10.6)	(1.3)	(4.4)
Equity in earnings of affiliates	11.0	—	11.0	—	—
Equity in earnings of subsidiaries	—	(134.8)	134.8	—	—
Income from continuing operations before income taxes	129.3	(134.8)	128.4	73.9	61.8
Income taxes	(41.7)	43.8	(41.7)	(29.4)	(14.4)
Income from continuing operations	87.6	(91.0)	86.7	44.5	47.4
(Loss) income from discontinued operations, net of tax	(0.1)	0.1	(0.1)	(0.1)	—
Net income	87.5	(90.9)	86.6	44.4	47.4
Other comprehensive income (loss), net of tax	(42.5)	40.8	(42.5)	—	(40.8)
Comprehensive income	45.0	(50.1)	44.1	44.4	6.6
Less: Comprehensive income attributable to non-controlling interests	1.5	(0.6)	0.6	—	1.5
Comprehensive income attributable to Penske Automotive Group common stockholders	$43.5	$(49.5)	$43.5	$44.4	$5.1

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2016

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In millions)
Revenues	$15,230.7	$—	$—	$8,113.9	$7,116.8
Cost of sales	12,991.4	—	—	6,856.0	6,135.4
Gross profit	2,239.3	—	—	1,257.9	981.4
Selling, general and administrative expenses	1,722.8	—	15.2	955.8	751.8
Depreciation	66.8	—	1.3	34.8	30.7
Operating income	449.7	—	(16.5)	267.3	198.9
Floor plan interest expense	(37.8)	—	(2.0)	(21.3)	(14.5)
Other interest expense	(61.8)	—	(43.6)	(2.8)	(15.4)
Equity in earnings of affiliates	43.1	—	39.1	—	4.0
Equity in earnings of subsidiaries	—	(412.8)	412.8	—	—
Income from continuing operations before income taxes	393.2	(412.8)	389.8	243.2	173.0
Income taxes	(128.4)	136.1	(128.4)	(97.9)	(38.2)
Income from continuing operations	264.8	(276.7)	261.4	145.3	134.8
(Loss) income from discontinued operations, net of tax	(1.1)	1.1	(1.1)	(1.0)	(0.1)
Net income	263.7	(275.6)	260.3	144.3	134.7
Other comprehensive income (loss), net of tax	(65.1)	66.2	(65.1)	—	(66.2)
Comprehensive income	198.6	(209.4)	195.2	144.3	68.5
Less: Comprehensive income attributable to non-controlling interests	4.5	(1.1)	1.1	—	4.5
Comprehensive income attributable to Penske Automotive Group common stockholders	$194.1	$(208.3)	$194.1	$144.3	$64.0

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2015

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
	(In millions)
Revenues	$14,363.6	$—	$—	$7,548.5	$6,815.1
Cost of sales	12,213.2	—	—	6,372.4	5,840.8
Gross profit	2,150.4	—	—	1,176.1	974.3
Selling, general and administrative expenses	1,652.3	—	18.0	895.9	738.4
Depreciation	57.7	—	1.2	31.2	25.3
Operating income	440.4	—	(19.2)	249.0	210.6
Floor plan interest expense	(32.7)	—	(2.1)	(16.4)	(14.2)
Other interest expense	(49.0)	—	(30.6)	(4.0)	(14.4)
Equity in earnings of affiliates	29.7	—	27.3	—	2.4
Equity in earnings of subsidiaries	—	(410.2)	410.2	—	—
Income from continuing operations before income taxes	388.4	(410.2)	385.6	228.6	184.4
Income taxes	(128.2)	136.3	(128.2)	(91.8)	(44.5)
Income from continuing operations	260.2	(273.9)	257.4	136.8	139.9
(Loss) income from discontinued operations, net of tax	(1.1)	1.7	(1.7)	(1.3)	0.2
Net income	259.1	(272.2)	255.7	135.5	140.1
Other comprehensive income (loss), net of tax	(59.3)	55.6	(59.3)	—	(55.6)
Comprehensive income	199.8	(216.6)	196.4	135.5	84.5
Less: Comprehensive income attributable to non-controlling interests	3.1	0.2	(0.2)	—	3.1
Comprehensive income attributable to Penske Automotive Group common stockholders	$196.7	$(216.8)	$196.6	$135.5	$81.4

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2016

		Penske
	Total	Automotive	Guarantor	Non‑Guarantor
	Company	Group	Subsidiaries	Subsidiaries
	(In millions)
Net cash provided by (used in) continuing operating activities	$457.2	$(30.2)	$90.7	$396.7
Investing activities:
Purchase of equipment and improvements	(171.7)	(0.8)	(103.5)	(67.4)
Acquisition of additional ownership interest in Penske Truck Leasing	(498.5)	(498.5)	—	—
Acquisitions, net	(106.0)	—	—	(106.0)
Other	(9.5)	—	17.0	(26.5)
Net cash used in continuing investing activities	(785.7)	(499.3)	(86.5)	(199.9)
Financing activities:
Net borrowings of long-term debt	119.3	45.0	8.4	65.9
Net borrowings (repayments) of floor plan notes payable—non-trade	12.8	4.2	215.5	(206.9)
Issuance of 5.50% senior subordinated notes	500.0	500.0	—	—
Payment of debt issuance costs	(6.7)	(6.7)	—	—
Repurchases of common stock	(173.6)	(173.6)	—	—
Dividends	(70.3)	(70.3)	—	—
Other	(9.7)	—	—	(9.7)
Distributions from (to) parent	—	230.9	(227.4)	(3.5)
Net cash provided by (used in) continuing financing activities	371.8	529.5	(3.5)	(154.2)
Net cash provided by discontinued operations	3.0	—	0.6	2.4
Effect of exchange rate changes on cash and cash equivalents	(19.3)	—	—	(19.3)
Net change in cash and cash equivalents	27.0	—	1.3	25.7
Cash and cash equivalents, beginning of period	62.4	—	—	62.4
Cash and cash equivalents, end of period	$89.4	$—	$1.3	$88.1

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2015

		Penske
	Total	Automotive	Guarantor	Non‑Guarantor
	Company	Group	Subsidiaries	Subsidiaries
	(In millions)
Net cash provided by continuing operating activities	$373.4	$28.4	$154.3	$190.7
Investing activities:
Purchase of equipment and improvements	(151.1)	(1.0)	(74.0)	(76.1)
Acquisitions, net	(85.4)	—	(21.7)	(63.7)
Other	0.2	—	—	0.2
Net cash used in continuing investing activities	(236.3)	(1.0)	(95.7)	(139.6)
Financing activities:
Net (repayments) borrowings of long-term debt	(165.7)	(10.0)	24.0	(179.7)
Net borrowings (repayments) of floor plan notes payable—non-trade	94.6	66.9	(130.1)	157.8
Payment of debt issuance costs	(1.8)	—	—	(1.8)
Repurchases of common stock	(22.0)	(22.0)	—	—
Dividends	(62.3)	(62.3)	—	—
Other	(5.9)	—	—	(5.9)
Distributions from (to) parent	—	—	8.3	(8.3)
Net cash used in continuing financing activities	(163.1)	(27.4)	(97.8)	(37.9)
Net cash provided by discontinued operations	39.7	—	39.2	0.5
Effect of exchange rate changes on cash and cash equivalents	(0.3)	—	—	(0.3)
Net change in cash and cash equivalents	13.4	—	—	13.4
Cash and cash equivalents, beginning of period	36.3	—	—	36.3
Cash and cash equivalents, end of period	$49.7	$—	$—	$49.7

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

During the nine months ended September 30, 2016, our business generated $15.2 billion in total revenue, which is comprised of $14.1 billion from retail automotive dealerships, $782.3 million from retail commercial truck dealerships and $326.6 million from commercial vehicle distribution and other operations.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $17.9 billion in total retail automotive dealership revenue we generated in 2015. As of September 30, 2016, we operated 349 automotive retail franchises, of which 163 franchises are located in the U.S. and 186 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the nine months ended September 30, 2016, we retailed and wholesaled more than 419,000 vehicles. We are diversified geographically, with 59% of our total retail automotive dealership revenues in the nine months ended September 30, 2016 generated in the U.S. and Puerto Rico and 41% generated outside the U.S. We offer over 40 vehicle brands, with 72% of our retail automotive dealership revenue in the nine months ended September 30, 2016 generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offer a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products. In March 2016, we acquired an additional 8% interest in one of our German automotive dealership joint ventures and now own 68% of that joint venture. We began consolidating this joint venture during the third quarter of 2015.

Retail automotive dealerships represented 92.7% of our total revenues and 91.2% of our total gross profit in the nine months ended September 30, 2016.

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

As of September 30, 2016, PTG operated nineteen locations, including fourteen full-service dealerships offering primarily Freightliner and Western Star branded trucks. Two of these locations, Chattanooga and Knoxville, were acquired in February 2015. Five of these locations were acquired in April 2016 and represent Freightliner and Western Star in the greater Toronto, Canada market area and service Highway 401, a major truck thoroughfare between Buffalo, New York and Detroit, Michigan. PTG also offers a full range of used trucks available for sale as well as service and parts departments, many of which are open 24 hours a day, seven days a week.

This business represented 5.1% of our total revenues and 4.9% of our total gross profit in the nine months ended September 30, 2016.

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

These businesses represented 2.1% of our total revenues and 3.8% of our total gross profit in the nine months ended September 30, 2016.

Penske Truck Leasing. We currently hold a 23.4% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation and supply chain services. PTL operates and maintains more than 240,000 vehicles and serves customers in North America, South America, Europe, Australia and Asia and is one of the largest purchasers of commercial trucks in North America. Product lines include full-service truck leasing, contract maintenance, commercial and consumer truck rentals, used truck sales, transportation and warehousing management and supply chain management solutions. On July 27, 2016, we acquired an additional 14.4% ownership interest in PTL from GE Capital for approximately $498.5 million in cash. Prior to this acquisition, we held a 9.0% ownership interest in PTL. PTL is currently owned 41.1% by Penske Corporation, 23.4% by us, 20.0% by Mitsui, and 15.5% by GE Capital. We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments.

Outlook

Retail Automotive Dealership. The level of new vehicle unit sales in our markets affects our results. For the nine months ended September 30, 2016, U.S. light vehicle sales grew 0.3%, as compared to the same period last year, to 13.1 million units, with passenger car sales declining 9.0% while sales of trucks and sport utility vehicles increased 7.8%. We believe the current market for new light vehicle sales in the U.S. will remain near current levels for the foreseeable future, as low levels of unemployment, low interest rates, strong credit availability, the age of vehicles on the road, shortened product development timelines and vehicle innovation, strong consumer leasing, and lower consumer fuel costs are expected to continue to positively impact vehicle sales, although actual sales may differ materially.

For the nine months ended September 30, 2016, U.K. new vehicle registrations increased 2.6%, as compared to the same period last year, to 2.2 million registrations. New vehicle registrations in the U.K. are at record levels, and during the nine months ended September 30, 2016, we experienced a 7.8% increase in same-store new units in the U.K. While we believe the overall market in the U.K. is being positively impacted by generally strong economic conditions, including low levels of unemployment, access to credit and attractive financing offers, the June 2016 referendum whereby a majority voted to exit the European Union (“Brexit”) may impact the future economic environment and new vehicle registrations. Since no country has previously left the European Union, the outcome of any future negotiations between the U.K. and the European Union is uncertain and may impact the terms of trade and the level of new vehicle registrations in those markets.

Retail Commercial Truck Dealership.  For the nine months ended September 30, 2016, North American sales of Class 5-8 medium and heavy-duty trucks, the principal vehicles for our PTG business, were approximately 370,100 units, a decrease of 7.5% from the same period in 2015. The Class 5-7 medium-duty truck market increased 8.3% to 179,000 units from 165,200 units in the same period in 2015. The largest North American market, Class 8 heavy-duty trucks, decreased 18.6% to 191,100 units from 234,800 units in the same period in 2015, as softer freight demand has created excess fleet capacity within the marketplace. As a result, the sale of new Class 8 heavy-duty truck sales are anticipated to decline in 2016 and 2017. Additionally, softer used truck demand and pricing is being driven by a larger supply of late model used trucks, as de-fleeting from the excess fleet capacity impacts volume and prices; however, the service business of our PTG commercial truck dealerships is expected to remain strong, as end users retain existing equipment longer than previously anticipated.

Commercial Vehicle Distribution. Our Penske Commercial Vehicles Australia distribution business and the on-highway portion of our Penske Power Systems business each operate principally in the Australian and New Zealand heavy and medium duty truck markets. For the nine months ended September 30, 2016, the Australian heavy-duty truck market reported sales of 6,946 units, representing a decrease of 3.8% from the same period in 2015. For the nine months ended September 30, 2016, the New Zealand market reported sales of 2,041 units, representing a decrease of 9.7% from the same period in 2015. The brands we represent in Australia hold a 6.2% market share in the Australian heavy-duty truck market, and a 5.0% market share in New Zealand. We expect the Australian commercial vehicle market to lag behind historical sales levels partly due to difficult macroeconomic conditions and the relative weak price of commodities in these markets. We expect the parts distribution portion of this business will continue to be resilient due to the delayed vehicle replacement cycle resulting from the difficult macroeconomic conditions. We also expect continued new order growth from the off-highway engine distribution business.

Penske Truck Leasing. We expect PTL to benefit from continued strong demand for its full-service truck leasing, contract maintenance, and logistics services resulting from continued positive economic conditions in the United States and customers’ desire to increase efficiency and lower costs by outsourcing non-core responsibilities such as fleet ownership. As a global logistics services provider, we also expect PTL to experience increased demand for its logistics supply chain solutions based primarily on optimizing the use of drivers, trucks, warehouses, and other services within the supply chain. While demand for Class 6 and 7 medium-duty trucks remains strong, the Class 8 heavy-duty truck market declined during the first nine months of 2016, as compared to the same period last year. According to industry forecasts, the sale of Class 8 heavy-duty trucks in North America is expected to be impacted by softer freight demand and the amount of excess truck capacity in the marketplace through 2017. We believe PTL’s fleet management process allows PTL to adapt quickly to any changes in demand for its vehicles, and PTL has been reducing its rental heavy-duty tractor fleet by selling older vehicles and converting newer vehicles into short-term leases.

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

Aggregate revenue and gross profit increased $191.9 million and $15.0 million, or 3.9% and 2.1%, respectively, during the three months ended September 30, 2016 and increased $867.1 million and $88.9 million, or 6.0% and 4.1%, respectively, during the nine months ended September 30, 2016, compared to the same periods in 2015. The increases are largely attributable to increases in new and used vehicle, finance and insurance, and service and parts revenue and gross profit from net dealership acquisitions.

Additionally, as exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to weaken against the U.S. Dollar, our U.K. results of operations would translate into less U.S. Dollar reported results. The British Pound weakened against the U.S. Dollar during the three and nine months ended September 30, 2016, compared to the same periods in 2015, which negatively impacted our reported results of operations. On June 23, 2016, the United Kingdom held a referendum in which a majority voted to exit the European Union (“Brexit”). The British Pound has weakened since the Brexit vote, with an average exchange rate of British Pounds to U.S. Dollars of 1.31 and 1.39 for the three and nine months ended September 30, 2016, respectively, compared to 1.55 and 1.53 for the same periods in 2015, a decrease of 15.2% and 9.1%, respectively. Foreign currency average rate reductions versus the prior year decreased revenue and gross profit by $291.1 million and $36.1 million, respectively, for the three months ended September 30, 2016, and by $514.5 million and $66.9 million, respectively, for the nine months ended September 30, 2016. Foreign currency average rate reductions versus the prior year also resulted in us reporting lower earnings per share from continuing operations by approximately $0.07 and $0.13 per share for the three and nine months ended September 30, 2016, respectively. Excluding the impact of these average foreign currency rate reductions, revenue and gross profit increased 9.7% and 7.0%, respectively, for the three months ended September 30, 2016, and increased 9.6% and 7.2%, respectively, for the nine months ended September 30, 2016.

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

During the first quarter of 2015, we divested our car rental business that included Hertz car rental franchises in the Memphis, Tennessee market and certain markets throughout Indiana in light of our perceived inability to grow that business. The results of operations of our car rental business are included in discontinued operations for the nine months ended September 30, 2015.

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

Revenue Recognition

Dealership Vehicle, Parts and Service Sales. We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is completed, and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenue). During the nine months ended September 30, 2016 and 2015, we earned $475.6 million and $463.4 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $463.7 million and $451.8 million, respectively, were recorded as a reduction of cost of sales. The remaining $11.9 million and $11.6 million were recorded as a reduction of selling, general and administrative expenses.

Dealership Finance and Insurance Sales. Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $23.3 million and $23.8 million as of September 30, 2016 and December 31, 2015, respectively.

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

Investments

We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $891.3 million and $336.4 million as of September 30, 2016 and December 31, 2015, respectively, including $818.6 million and $290.6 million relating to PTL as of September 30, 2016 and December 31, 2015, respectively. In July 2016, we increased our ownership interest in PTL from 9.0% to 23.4% as a result of our acquisition of an additional 14.4% ownership interest, as discussed previously.

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

Self-Insurance

We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, vehicle physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $26.2 million and $26.4 million as of September 30, 2016 and December 31, 2015, respectively.

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

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Retail Automotive Dealership New Vehicle Data

(In millions, except unit and per unit amounts)

			2016 vs. 2015
New Vehicle Data	2016	2015	Change	% Change
New retail unit sales	65,986	61,041	4,945	8.1%
Same-store new retail unit sales	60,140	59,880	260	0.4%
New retail sales revenue	$2,449.2	$2,382.7	$66.5	2.8%
Same-store new retail sales revenue	$2,292.0	$2,361.5	$(69.5)	(2.9)%
New retail sales revenue per unit	$37,117	$39,034	$(1,917)	(4.9)%
Same-store new retail sales revenue per unit	$38,111	$39,437	$(1,326)	(3.4)%
Gross profit — new	$177.6	$178.0	$(0.4)	(0.2)%
Same-store gross profit — new	$161.4	$174.9	$(13.5)	(7.7)%
Average gross profit per new vehicle retailed	$2,691	$2,916	$(225)	(7.7)%
Same-store average gross profit per new vehicle retailed	$2,684	$2,921	$(237)	(8.1)%
Gross margin % — new	7.3%	7.5%	(0.2)%	(2.7)%
Same-store gross margin % — new	7.0%	7.4%	(0.4)%	(5.4)%

Units

Retail unit sales of new vehicles increased from 2015 to 2016, with an increase of 28.0% internationally and a decrease of 2.0% in the U.S. The increase is due to a  4,685 unit increase from net dealership acquisitions, coupled with  a 260 unit, or 0.4%, increase in same-store new retail unit sales. New units increased internationally primarily due to inclusion of our German automotive dealership joint venture which we began consolidating during the third quarter of 2015, as well as due to the strong performance of our U.K. business, which experienced an 8.9% increase in same-store new unit sales. Overall, same-store units increased 9.0% internationally and decreased 3.7% in the U.S.

Revenues

New vehicle retail sales revenue increased from 2015 to 2016 due to a $136.0 million increase from net dealership acquisitions, offset by a $69.5 million, or 2.9%, decrease in same-store revenues. Excluding $132.8 million of negative foreign currency fluctuations, same-store new retail revenue increased 2.7%. The same-store revenue decrease is due to a $1,326 per unit decrease in comparative average selling prices (including a $2,209 per unit decrease attributable to negative foreign currency fluctuations), which decreased revenue by $79.4 million, offset by an increase in same-store unit sales, which increased revenue by $9.9 million.

Gross Profit

Retail gross profit from new vehicle sales decreased from 2015 to 2016 due to a  $13.5 million, or 7.7%, decrease in same-store gross profit, offset by a $13.1 million increase from net dealership acquisitions. Excluding $10.4 million of negative foreign currency fluctuations, same-store gross profit decreased 1.8%. The decrease in same-store gross profit is due to a $237 per unit decrease in the average gross profit per new vehicle retailed (including a $172 per unit decrease attributable to negative foreign currency fluctuations), which decreased gross profit by $14.2 million, offset by an increase in same-store new retail unit sales, which increased gross profit by $0.7 million.

Retail Automotive Dealership Used Vehicle Data

(In millions, except unit and per unit amounts)

			2016 vs. 2015
Used Vehicle Data	2016	2015	Change	% Change
Used retail unit sales	52,536	51,031	1,505	2.9%
Same-store used retail unit sales	48,970	49,504	(534)	(1.1)%
Used retail sales revenue	$1,440.3	$1,394.8	$45.5	3.3%
Same-store used retail sales revenue	$1,337.6	$1,366.2	$(28.6)	(2.1)%
Used retail sales revenue per unit	$27,415	$27,332	$83	0.3%
Same-store used retail sales revenue per unit	$27,314	$27,597	$(283)	(1.0)%
Gross profit — used	$83.7	$84.3	$(0.6)	(0.7)%
Same-store gross profit — used	$80.0	$83.6	$(3.6)	(4.3)%
Average gross profit per used vehicle retailed	$1,592	$1,652	$(60)	(3.6)%
Same-store average gross profit per used vehicle retailed	$1,634	$1,688	$(54)	(3.2)%
Gross margin % — used	5.8%	6.0%	(0.2)%	(3.3)%
Same-store gross margin % — used	6.0%	6.1%	(0.1)%	(1.6)%

Units

Retail unit sales of used vehicles increased from 2015 to 2016, with an increase of 11.8% internationally and a decrease of 2.3% in the U.S. The increase is due to a 2,039 unit increase from net dealership acquisitions, offset by a  534 unit, or 1.1%, decrease in same-store used retail unit sales. Used units increased internationally primarily due to inclusion of our German automotive dealership joint venture which we began consolidating during the third quarter of 2015. Same-store units increased 3.5% internationally and decreased 3.6% in the U.S.

Revenues

Used vehicle retail sales revenue increased from 2015 to 2016 due to a $74.1 million increase from net dealership acquisitions, offset by a $28.6 million, or 2.1%, decrease in same-store revenues. Excluding $103.9 million of negative foreign currency fluctuations, same-store used retail revenue increased 5.5%. The same-store revenue decrease is primarily due to a decrease in same-store used retail unit sales, which decreased revenue by $14.7 million, coupled with a $283 per unit decrease in comparative average selling prices (including a  $2,121 per unit decrease attributable to negative foreign currency fluctuations), which decreased revenue by $13.9 million.

Gross Profit

Retail gross profit from used vehicle sales decreased from 2015 to 2016 due to a  $3.6 million, or 4.3%,  decrease in same-store gross profit, offset by a  $3.0 million increase from net dealership acquisitions. Excluding $5.1 million of negative foreign currency fluctuations, same-store gross profit increased 1.8%. The decrease in same-store gross profit is due to a $54 per unit decrease in average gross profit per used vehicle retailed (including a $103 per unit decrease attributable to negative foreign currency fluctuations), which decreased gross profit by $2.7 million, coupled with a decrease in same-store used retail unit sales, which decreased gross profit by $0.9 million. We believe the decline in average gross profit per unit and gross margin of used vehicles is due to an increasing availability of lower mileage, late model used vehicles, and the relative affordability of new vehicles when compared to used vehicles.

Retail Automotive Dealership Finance and Insurance Data

(In millions, except unit and per unit amounts)

			2016 vs. 2015
Finance and Insurance Data	2016	2015	Change	% Change
Total retail unit sales	118,522	112,072	6,450	5.8%
Total same-store retail unit sales	109,110	109,384	(274)	(0.3)%
Finance and insurance revenue	$129.0	$123.1	$5.9	4.8%
Same-store finance and insurance revenue	$125.8	$123.0	$2.8	2.3%
Finance and insurance revenue per unit	$1,088	$1,098	$(10)	(0.9)%
Same-store finance and insurance revenue per unit	$1,152	$1,124	$28	2.5%

Finance and insurance revenue increased from 2015 to 2016 due to a $3.1 million increase from net dealership acquisitions, coupled with a $2.8 million, or 2.3%,  increase in same-store revenues. Excluding $7.7 million of negative foreign currency fluctuations, same-store finance and insurance revenue increased 8.5%. The same-store revenue increase is due to the increase in finance and insurance revenue per unit, which increased revenue by $3.1 million, offset by a decrease in same-store retail unit sales, which decreased revenue by $0.3 million. Finance and insurance revenue per unit decreased due to  a $113 per unit decrease internationally, including a $68 per unit decrease attributable to negative foreign currency fluctuations. This decrease is somewhat offset by an increase in finance and insurance revenue per unit in the U.S., which increased 5.5% to $1,165 per unit. We believe the increase in same-store finance and insurance revenue per unit in the U.S. is due to our efforts to increase finance and insurance revenue, which include adding resources to drive additional training, product penetration, changes to product portfolios, and targeting underperforming locations.

Retail Automotive Dealership Service and Parts Data

(In millions)

			2016 vs. 2015
Service and Parts Data	2016	2015	Change	% Change
Service and parts revenue	$492.2	$463.3	$28.9	6.2%
Same-store service and parts revenue	$464.3	$456.1	$8.2	1.8%
Gross profit — service and parts	$280.9	$275.2	$5.7	2.1%
Same-store service and parts gross profit	$268.5	$273.0	$(4.5)	(1.6)%
Gross margin % — service and parts	57.1%	59.4%	(2.3)%	(3.9)%
Same-store service and parts gross margin %	57.8%	59.9%	(2.1)%	(3.5)%

Revenues

Service and parts revenue increased from 2015 to 2016, with an increase of 5.3% internationally and 6.6% in the U.S. The overall increase in service and parts revenue is due to a $20.7 million increase from net dealership acquisitions, coupled with an $8.2 million, or 1.8%, increase in same-store revenues during the period. Excluding $20.3 million of negative foreign currency fluctuations, same-store service and parts revenue increased 6.2%. The increase in same-store revenue is due to a $7.5 million, or 2.5%, increase in customer pay revenue, a $0.9 million, or 0.8%, increase in warranty revenue, offset by a $0.2 million, or 0.6%, decrease in vehicle preparation and body shop revenue. Overall, we believe our service and parts business is being positively impacted by increasing units in operation due to increasing new vehicle sales in recent years, which is driving the increase in customer pay revenue.

Gross Profit

Service and parts gross profit increased from 2015 to 2016 due to a $10.2 million increase from net dealership acquisitions, offset by a $4.5 million, or 1.6%, decrease in same-store gross profit during the period. Excluding $12.3 million of negative foreign currency fluctuations, same-store gross profit increased 2.9%. The same-store gross profit decrease is due to a 2.1% decrease in gross margin, which decreased gross profit by $9.2 million, offset by the increase in same-store revenues, which increased gross profit by $4.7 million. The same-store gross profit decrease is due to a $3.1 million, or 2.1%, decrease in customer pay gross profit, a $1.1 million, or 1.6%, decrease in vehicle preparation and body shop gross profit, and a $0.3 million, or 0.5%, decrease in warranty gross profit.

We believe the overall decline in service and parts gross margin is due to a shift in mix in the U.S. from more profitable warranty recall work to less profitable customer pay work when compared to the same period last year. We also believe the decline is due to inclusion of our German automotive dealership joint venture, which we began consolidating during the third quarter of 2015, which realizes a lower service and parts gross margin than our other businesses.

Retail Commercial Truck Dealership Data

(In millions, except unit and per unit amounts)

During the three months ended September 30, 2016, Premier Truck Group generated $266.1 million of revenue and $38.2 million of gross profit principally through the retail sale of 1,894 new and used medium and heavy-duty trucks and service and parts sales. During the three months ended September 30, 2015, this business generated $268.5 million of revenue and $40.0 million of gross profit principally through the retail sale of 1,998 new and used medium and heavy-duty trucks and service and parts sales.

			2016 vs. 2015
New Commercial Truck Data	2016	2015	Change	% Change
New retail unit sales	1,668	1,712	(44)	(2.6)%
Same-store new retail unit sales	1,322	1,712	(390)	(22.8)%
New retail sales revenue	$168.8	$169.8	$(1.0)	(0.6)%
Same-store new retail sales revenue	$133.5	$169.8	$(36.3)	(21.4)%
New retail sales revenue per unit	$101,202	$99,208	$1,994	2.0%
Same-store new retail sales revenue per unit	$100,976	$99,208	$1,768	1.8%
Gross profit — new	$6.2	$7.9	$(1.7)	(21.5)%
Same-store gross profit — new	$5.2	$7.9	$(2.7)	(34.2)%
Average gross profit per new truck retailed	$3,699	$4,600	$(901)	(19.6)%
Same-store average gross profit per new truck retailed	$3,924	$4,600	$(676)	(14.7)%
Gross margin % — new	3.7%	4.7%	(1.0)%	(21.3)%
Same-store gross margin % — new	3.9%	4.7%	(0.8)%	(17.0)%

New commercial truck retail sales revenue decreased by $1.0 million from 2015 to 2016. Premier Truck Group generated $168.8 million of new commercial truck sales revenue and $6.2 million of gross profit through the sale of 1,668 new commercial trucks during the three months ended September 30, 2016. Same-store new truck units decreased by 390 units, or 22.8%, from 2015 to 2016, as the Class 8 heavy-duty truck market declined by 18.6% during the three months ended September 30, 2016 as compared to the same period last year, due in part to excess fleet capacity and softer freight demand. Same-store new truck revenue decreased by $36.3 million, or 21.4%, and same-store new truck gross profit decreased by $2.7 million, or 34.2%, from 2015 to 2016.

			2016 vs. 2015
Used Commercial Truck Data	2016	2015	Change	% Change
Used retail unit sales	226	286	(60)	(21.0)%
Same-store used retail unit sales	218	286	(68)	(23.8)%
Used retail sales revenue	$11.3	$15.3	$(4.0)	(26.1)%
Same-store used retail sales revenue	$10.9	$15.3	$(4.4)	(28.8)%
Used retail sales revenue per unit	$49,999	$53,420	$(3,421)	(6.4)%
Same-store used retail sales revenue per unit	$50,128	$53,420	$(3,292)	(6.2)%
Gross profit — used	$(0.3)	$1.4	$(1.7)	(121.4)%
Same-store gross profit — used	$(0.4)	$1.4	$(1.8)	(128.6)%
Average gross profit per used truck retailed	$(1,431)	$4,986	$(6,417)	(128.7)%
Same-store average gross profit per used truck retailed	$(1,665)	$4,986	$(6,651)	(133.4)%
Gross margin % — used	(2.7)%	9.2%	(11.9)%	(129.3)%
Same-store gross margin % — used	(3.7)%	9.2%	(12.9)%	(140.2)%

Used commercial truck retail sales revenue decreased by $4.0 million from 2015 to 2016. Premier Truck Group generated $11.3 million of used commercial truck sales revenue through the sale of 226 used commercial trucks during the three months ended September 30, 2016. From 2015 to 2016, gross profit decreased by $1.7 million, largely due to weak used truck prices resulting in a decrease in gross profit per unit. The overall decline in used truck retail unit sales, revenue, and gross profit is largely due to softer freight demand and the resulting de-fleeting occurring within the industry, resulting in reduced demand, prices, and gross profit.

			2016 vs. 2015
Service and Parts Data	2016	2015	Change	% Change
Service and parts revenue	$81.5	$77.9	$3.6	4.6%
Same-store service and parts revenue	$72.0	$77.9	$(5.9)	(7.6)%
Gross profit — service and parts	$30.0	$28.2	$1.8	6.4%
Same-store service and parts gross profit	$27.0	$28.2	$(1.2)	(4.3)%
Gross margin % — service and parts	36.8%	36.2%	0.6%	1.7%
Same-store service and parts gross margin %	37.5%	36.2%	1.3%	3.6%

Service and parts revenue increased by $3.6 million and service and parts gross profit increased by $1.8 million from 2015 to 2016. Premier Truck Group generated $81.5 million of service and parts revenue and $30.0 million of gross profit during the three months ended September 30, 2016. Same-store service and parts revenue decreased by $5.9 million, or 7.6%, and same-store service and parts gross profit decreased by $1.2 million, or 4.3%, from 2015 to 2016, largely due to a decline in parts sales. Premier Truck Group generates service and parts revenue in connection with warranty and customer pay work performed at each of our truck dealerships and through retail sales of parts and accessories. Customer pay work represents approximately 84% of service and parts revenue, largely due to the significant amount of retail parts sold.

Commercial Vehicle Distribution Data

Our commercial vehicle distribution business is comprised of our Penske Commercial Vehicles Australia business and our Penske Power Systems business.

During the three months ended September 30, 2016, Penske Commercial Vehicles Australia generated $57.1 million of revenue and $9.2 million of gross profit through the distribution and retail sale of 247 vehicles and parts sales. During the three months ended September 30, 2015, this business generated $61.2 million of revenue and $9.4 million of gross profit through the distribution and retail sale of 320 vehicles and parts sales. The decline in revenue and gross profit from 2015 is attributable principally to lower units distributed, which we believe is due to difficult macroeconomic conditions and the declining price of commodities, including the pricing impact on the products sold by Penske Commercial Vehicles Australia.

Penske Power Systems generated $52.0 million of revenue and $21.2 million of gross profit during the three months ended September 30, 2016, and $41.3 million of revenue and $17.1 million of gross profit during the three months ended September 30, 2015. The increase in revenue and gross profit is attributable to a change in mix of product related sales and continued new order growth, partially offset by a decline in service and parts sales.

Selling, General and Administrative Data

(In millions)

			2016 vs. 2015
Selling, General and Administrative Data	2016	2015	Change	% Change
Personnel expense	$327.8	$324.4	$3.4	1.0%
Advertising expense	$26.2	$26.9	$(0.7)	(2.6)%
Rent & related expense	$72.7	$72.7	$—	—%
Other expense	$154.5	$139.4	$15.1	10.8%
Total SG&A expenses	$581.2	$563.4	$17.8	3.2%
Same-store SG&A expenses	$546.2	$558.1	$(11.9)	(2.1)%

Personnel expense as % of gross profit	44.0%	44.5%	(0.5)%	(1.1)%
Advertising expense as % of gross profit	3.5%	3.7%	(0.2)%	(5.4)%
Rent & related expense as % of gross profit	9.8%	10.0%	(0.2)%	(2.0)%
Other expense as % of gross profit	20.8%	19.1%	1.7%	8.9%
Total SG&A expenses as % of gross profit	78.1%	77.3%	0.8%	1.0%
Same-store SG&A expenses as % of same-store gross profit	77.6%	77.2%	0.4%	0.5%

Selling, general and administrative expenses (“SG&A”) increased from 2015 to 2016 due to a $29.7 million increase from net acquisitions, offset by an $11.9 million, or 2.1%, decrease in same-store SG&A. The decrease in same-store SG&A is primarily due to a decrease in variable personnel expenses as a result of the 2.9% decrease in same-store retail gross profit versus the prior year, as well as a $26.3 million decrease due to negative foreign currency fluctuations.  Excluding the reduction related to foreign currency fluctuations, same-store SG&A increased 2.6%. SG&A as a percentage of gross profit was 78.1%, an increase of 80 basis points compared to 77.3% in the prior year. SG&A expenses as a percentage of total revenue was 11.3% and 11.4% in the three months ended September 30, 2016 and 2015, respectively.

Depreciation

(In millions)

			2016 vs. 2015
	2016	2015	Change	% Change
Depreciation	$21.5	$19.8	$1.7	8.6%

The increase in depreciation from 2015 to 2016 is due to a $0.9 million, or 4.6%, increase in same-store depreciation, coupled with a $0.8 million increase from net acquisitions. The overall increase is primarily related to our ongoing facility improvements and expansion programs.

Floor Plan Interest Expense

(In millions)

			2016 vs. 2015
	2016	2015	Change	% Change
Floor plan interest expense	$11.9	$11.4	$0.5	4.4%

The increase in floor plan interest expense from 2015 to 2016 is primarily due to a $1.0 million increase from net dealership acquisitions, offset by  a $0.5 million, or 4.4%, decrease in same-store floor plan interest expense. The overall increase is primarily due to increases in the amounts outstanding under floor plan arrangements, due in part to increased levels of inventory, and higher applicable rates.

Other Interest Expense

(In millions)

			2016 vs. 2015
	2016	2015	Change	% Change
Other interest expense	$25.1	$16.3	$8.8	54.0%

The increase in other interest expense from 2015 to 2016 is primarily due to the issuance of our $500.0 million 5.50% senior subordinated notes in May 2016, as well as an increase in outstanding revolver borrowings under the U.S. and U.K. credit agreements and our Australia working capital loan agreement during the three months ended September 30, 2016, and higher applicable rates, compared to the same period in 2015.

Equity in Earnings of Affiliates

(In millions)

			2016 vs. 2015
	2016	2015	Change	% Change
Equity in earnings of affiliates	$25.6	$11.0	$14.6	132.7%

The increase in equity in earnings of affiliates from 2015 to 2016 is primarily due to an increase in our investment in PTL made in July 2016, as well as an increase in earnings from our investment in Japan made during the first quarter of 2016.

Income Taxes

(In millions)

			2016 vs. 2015
	2016	2015	Change	% Change
Income taxes	$41.7	$41.7	$—	—%

Income taxes remained flat from 2015 to 2016 due to a $0.8 million increase in our pretax income offset by a decrease in our effective tax rate compared to the prior year.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Retail Automotive Dealership New Vehicle Data

(In millions, except unit and per unit amounts)

			2016 vs. 2015
New Vehicle Data	2016	2015	Change	% Change
New retail unit sales	186,909	173,160	13,749	7.9%
Same-store new retail unit sales	173,182	171,573	1,609	0.9%
New retail sales revenue	$7,178.4	$6,870.5	$307.9	4.5%
Same-store new retail sales revenue	$6,772.4	$6,819.5	$(47.1)	(0.7)%
New retail sales revenue per unit	$38,406	$39,677	$(1,271)	(3.2)%
Same-store new retail sales revenue per unit	$39,106	$39,747	$(641)	(1.6)%
Gross profit — new	$546.2	$522.7	$23.5	4.5%
Same-store gross profit — new	$497.6	$516.4	$(18.8)	(3.6)%
Average gross profit per new vehicle retailed	$2,922	$3,019	$(97)	(3.2)%
Same-store average gross profit per new vehicle retailed	$2,873	$3,010	$(137)	(4.6)%
Gross margin % — new	7.6%	7.6%	—%	—%
Same-store gross margin % — new	7.3%	7.6%	(0.3)%	(3.9)%

Units

Retail unit sales of new vehicles increased from 2015 to 2016, with an increase of 25.6% internationally and a decrease of 1.0% in the U.S. The increase is due to a 12,140 unit increase from net dealership acquisitions, coupled with a  1,609 unit, or 0.9%, increase in same-store new retail unit sales. New units increased internationally primarily due to inclusion of our German automotive dealership joint venture which we began consolidating during the third quarter of 2015, as well as due to the strong performance of our U.K. business, which experienced a 7.8% increase in same-store new unit sales. Overall,  same-store units increased 7.9% internationally and decreased 2.5% in the U.S.

Revenues

New vehicle retail sales revenue increased from 2015 to 2016 due to a $355.0 million increase from net dealership acquisitions, offset by a $47.1 million, or 0.7%,  decrease in same-store revenues. Excluding $230.5 million of negative foreign currency fluctuations, same-store new retail revenue increased 2.7%. The same-store revenue decrease is due to a $641 per unit decrease in comparative average selling prices (including a $1,331 per unit decrease attributable to negative foreign currency fluctuations), which decreased revenue by $110.0 million, offset by an increase in same-store new retail unit sales, which increased revenue by $62.9 million.

Gross Profit

Retail gross profit from new vehicle sales increased from 2015 to 2016 due to a $42.3 million increase from net dealership acquisitions, offset by an $18.8 million, or 3.6%, decrease in same-store gross profit. Excluding $18.6 million of negative foreign currency fluctuations, same-store gross profit decreased 0.1%. The decrease in same-store gross profit is due to a $137 per unit decrease in the average gross profit per new vehicle retailed (including a $108 per unit decrease attributable to negative foreign currency fluctuations), which decreased gross profit by $23.5 million, offset by an increase in same-store new retail unit sales, which increased gross profit by $4.7 million.

Retail Automotive Dealership Used Vehicle Data

(In millions, except unit and per unit amounts)

			2016 vs. 2015
Used Vehicle Data	2016	2015	Change	% Change
Used retail unit sales	158,213	148,718	9,495	6.4%
Same-store used retail unit sales	145,744	146,974	(1,230)	(0.8)%
Used retail sales revenue	$4,331.5	$4,060.7	$270.8	6.7%
Same-store used retail sales revenue	$4,038.6	$4,024.8	$13.8	0.3%
Used retail sales revenue per unit	$27,377	$27,304	$73	0.3%
Same-store used retail sales revenue per unit	$27,711	$27,384	$327	1.2%
Gross profit — used	$257.8	$257.6	$0.2	0.1%
Same-store gross profit — used	$243.8	$256.3	$(12.5)	(4.9)%
Average gross profit per used vehicle retailed	$1,629	$1,732	$(103)	(5.9)%
Same-store average gross profit per used vehicle retailed	$1,673	$1,744	$(71)	(4.1)%
Gross margin % — used	6.0%	6.3%	(0.3)%	(4.8)%
Same-store gross margin % — used	6.0%	6.4%	(0.4)%	(6.3)%

Units

Retail unit sales of used vehicles increased from 2015 to 2016, with an increase of 20.4% internationally and a decrease of 1.7% in the U.S. The increase is due to a 10,725 unit increase from net dealership acquisitions, offset by a  1,230 unit, or 0.8%, decrease in same-store used retail unit sales. Used units increased internationally primarily due to inclusion of our German automotive dealership joint venture which we began consolidating during the third quarter of 2015. Same-store units increased 2.5% internationally and decreased 2.7% in the U.S.

Revenues

Used vehicle retail sales revenue increased from 2015 to 2016 due to a $257.0 million increase from net dealership acquisitions, coupled with a $13.8 million, or 0.3%,  increase in same-store revenues. Excluding $181.9 million of negative foreign currency fluctuations, same-store used retail revenue increased 4.9%. The same-store revenue increase is primarily due to a $327 per unit increase in comparative average selling prices (offset by a $1,247 per unit decrease attributable to negative foreign currency fluctuations), which increased revenue by $47.6 million, offset by a decrease in same-store used retail unit sales, which decreased revenue by $33.8 million.

Gross Profit

Retail gross profit from used vehicle sales increased from 2015 to 2016 due to a $12.7 million increase from net dealership acquisitions, offset by a $12.5 million, or 4.9%, decrease in same-store gross profit. Excluding $9.0 million of negative foreign currency fluctuations, same-store gross profit decreased 1.4%. The decrease in same-store gross profit is due to a $71 per unit decrease in average gross profit per used vehicle retailed (including a $61 per unit decrease attributable to negative foreign currency fluctuations), which decreased gross profit by $10.4 million, coupled with a decrease in same-store used retail unit sales, which decreased gross profit by $2.1 million. We believe the decline in average gross profit per unit and gross margin of used vehicles is due to an increasing availability of lower mileage, late model used vehicles, and the relative affordability of new vehicles when compared to used vehicles.

Retail Automotive Dealership Finance and Insurance Data

(In millions, except unit and per unit amounts)

			2016 vs. 2015
Finance and Insurance Data	2016	2015	Change	% Change
Total retail unit sales	345,122	321,878	23,244	7.2%
Total same-store retail unit sales	318,926	318,547	379	0.1%
Finance and insurance revenue	$373.1	$356.1	$17.0	4.8%
Same-store finance and insurance revenue	$366.3	$354.9	$11.4	3.2%
Finance and insurance revenue per unit	$1,081	$1,106	$(25)	(2.3)%
Same-store finance and insurance revenue per unit	$1,148	$1,114	$34	3.1%

Finance and insurance revenue increased from 2015 to 2016 due to an $11.4 million, or 3.2%, increase in same-store revenues, coupled with a $5.6 million increase from net dealership acquisitions. Excluding $13.2 million of negative foreign currency fluctuations, same-store finance and insurance revenue increased 6.9%. The same-store revenue increase is due to the increase in finance and insurance revenue per unit, which increased revenue by $10.9 million, coupled with an increase in same-store retail unit sales, which increased revenue by $0.5 million. Finance and insurance revenue per unit decreased due to a $101 per unit decrease internationally, including a $39 per unit decrease attributable to negative foreign currency fluctuations, as well as due to inclusion of our German automotive dealership joint venture which we began consolidating during the third quarter of 2015. This decrease is somewhat offset by an increase in finance and insurance revenue per unit in the U.S., which increased 2.5% to $1,144 per unit.  We believe the increase in same-store finance and insurance revenue per unit in the U.S. is due to our efforts to increase finance and insurance revenue, which include adding resources to drive additional training, product penetration, changes to product portfolios, and targeting underperforming locations.

Retail Automotive Dealership Service and Parts Data

(In millions)

			2016 vs. 2015
Service and Parts Data	2016	2015	Change	% Change
Service and parts revenue	$1,466.5	$1,357.8	$108.7	8.0%
Same-store service and parts revenue	$1,384.2	$1,345.1	$39.1	2.9%
Gross profit — service and parts	$851.0	$810.3	$40.7	5.0%
Same-store service and parts gross profit	$812.0	$805.4	$6.6	0.8%
Gross margin % — service and parts	58.0%	59.7%	(1.7)%	(2.8)%
Same-store service and parts gross margin %	58.7%	59.9%	(1.2)%	(2.0)%

Revenues

Service and parts revenue increased from 2015 to 2016, with an increase of 14.7% internationally and 5.2% in the U.S. The international increase is primarily due to inclusion of our German automotive dealership joint venture which we began consolidating during the third quarter of 2015. The overall increase in service and parts revenue is due to a $69.6 million increase from net dealership acquisitions, coupled with a $39.1 million, or 2.9%, increase in same-store revenues during the period. Excluding $35.8 million of negative foreign currency fluctuations, same-store service and parts revenue increased 5.6%. The increase in same-store revenue is due to a $34.1 million, or 3.7%, increase in customer pay revenue, a $2.6 million, or 0.8%, increase in warranty revenue, and a $2.4 million, or 2.3%, increase in vehicle preparation and body shop revenue. Overall, we believe our service and parts business is being positively impacted by increasing units in operation due to increasing new vehicle sales in recent years, which is driving the increase in customer pay revenue.

Gross Profit

Service and parts gross profit increased from 2015 to 2016 due to a $34.1 million increase from net dealership acquisitions, coupled with a $6.6 million, or 0.8%, increase in same-store gross profit during the period. Excluding $21.8 million of negative foreign currency fluctuations, same-store gross profit increased 3.5%. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $23.0 million, offset by a 1.2% decrease in gross margin, which decreased gross profit by $16.4 million. The same-store gross profit increase is due to a $7.0 million, or 1.6%, increase in customer pay gross profit, a $2.6 million, or 1.3%, increase in vehicle preparation and body shop gross profit, offset by a $3.0 million, or 1.7%, decrease in warranty gross profit.

We believe the overall decline in service and parts gross margin is due to a shift in mix in the U.S. from more profitable warranty recall work to less profitable customer pay work when compared to the same period last year. We also believe the decline is due to inclusion of our German automotive dealership joint venture, which we began consolidating during the third quarter of 2015, which realizes a lower service and parts gross margin than our other businesses.

Retail Commercial Truck Dealership Data

(In millions, except unit and per unit amounts)

During the nine months ended September 30, 2016, Premier Truck Group generated $782.3 million of revenue and $109.7 million of gross profit principally through the retail sale of 5,548 new and used medium and heavy-duty trucks and service and parts sales. During the nine months ended September 30, 2015, this business generated $703.1 million of revenue and $111.1 million of gross profit principally through the retail sale of 5,122 new and used medium and heavy-duty trucks and service and parts sales.

			2016 vs. 2015
New Commercial Truck Data	2016	2015	Change	% Change
New retail unit sales	4,777	4,242	535	12.6%
Same-store new retail unit sales	1,989	2,735	(746)	(27.3)%
New retail sales revenue	$497.5	$418.3	$79.2	18.9%
Same-store new retail sales revenue	$225.9	$292.9	$(67.0)	(22.9)%
New retail sales revenue per unit	$104,145	$98,626	$5,519	5.6%
Same-store new retail sales revenue per unit	$113,598	$107,086	$6,512	6.1%
Gross profit — new	$18.7	$19.7	$(1.0)	(5.1)%
Same-store gross profit — new	$10.3	$15.9	$(5.6)	(35.2)%
Average gross profit per new truck retailed	$3,905	$4,638	$(733)	(15.8)%
Same-store average gross profit per new truck retailed	$5,160	$5,830	$(670)	(11.5)%
Gross margin % — new	3.8%	4.7%	(0.9)%	(19.1)%
Same-store gross margin % — new	4.6%	5.4%	(0.8)%	(14.8)%

New commercial truck retail sales revenue increased by $79.2 million from 2015 to 2016. Premier Truck Group generated $497.5 million of new commercial truck sales revenue and $18.7 million of gross profit through the sale of 4,777 new commercial trucks during the nine months ended September 30, 2016. Same-store new truck units decreased by 746 units, or 27.3%, from 2015 to 2016, as the Class 8 heavy-duty truck market declined by 18.6% during the nine months ended September 30, 2016 as compared to the same period last year, due in part to excess fleet capacity and softer freight demand. Same-store new truck revenue decreased by $67.0 million, or 22.9%, and same-store new truck gross profit decreased by $5.6 million, or 35.2%, from 2015 to 2016.

			2016 vs. 2015
Used Commercial Truck Data	2016	2015	Change	% Change
Used retail unit sales	771	880	(109)	(12.4)%
Same-store used retail unit sales	673	829	(156)	(18.8)%
Used retail sales revenue	$38.6	$46.8	$(8.2)	(17.5)%
Same-store used retail sales revenue	$33.6	$44.3	$(10.7)	(24.2)%
Used retail sales revenue per unit	$49,991	$53,167	$(3,176)	(6.0)%
Same-store used retail sales revenue per unit	$49,896	$53,487	$(3,591)	(6.7)%
Gross profit — used	$(1.3)	$4.7	$(6.0)	(127.7)%
Same-store gross profit — used	$(0.9)	$4.6	$(5.5)	(119.6)%
Average gross profit per used truck retailed	$(1,681)	$5,448	$(7,129)	(130.9)%
Same-store average gross profit per used truck retailed	$(1,345)	$5,537	$(6,882)	(124.3)%
Gross margin % — used	(3.4)%	10.0%	(13.4)%	(134.0)%
Same-store gross margin % — used	(2.7)%	10.4%	(13.1)%	(126.0)%

Used commercial truck retail sales revenue decreased by $8.2 million from 2015 to 2016. Premier Truck Group generated $38.6 million of used commercial truck sales revenue through the sale of 771 used commercial trucks during the nine months ended September 30, 2016. From 2015 to 2016, gross profit decreased by $6.0 million, largely due to weak used truck prices resulting in a decrease in gross profit per unit. The overall decline in used truck retail unit sales, revenue, and gross profit is largely due to softer freight demand and the resulting de-fleeting occurring within the industry, resulting in reduced demand, prices, and gross profit.

			2016 vs. 2015
Service and Parts Data	2016	2015	Change	% Change
Service and parts revenue	$232.2	$216.0	$16.2	7.5%
Same-store service and parts revenue	$162.7	$168.1	$(5.4)	(3.2)%
Gross profit — service and parts	$85.7	$79.3	$6.4	8.1%
Same-store service and parts gross profit	$66.1	$66.4	$(0.3)	(0.5)%
Gross margin % — service and parts	36.9%	36.7%	0.2%	0.5%
Same-store service and parts gross margin %	40.6%	39.5%	1.1%	2.8%

Service and parts revenue increased by $16.2 million and service and parts gross profit increased by $6.4 million from 2015 to 2016. Premier Truck Group generated $232.2 million of service and parts revenue and $85.7 million of gross profit during the nine months ended September 30, 2016. Same-store service and parts revenue decreased by $5.4 million, or 3.2%, and same-store service and parts gross profit decreased by $0.3 million, or 0.5%, from 2015 to 2016, largely due to a decline in parts sales. Premier Truck Group generates service and parts revenue in connection with warranty and customer pay work performed at each of our truck dealerships and through retail sales of parts and accessories. Customer pay work represents approximately 84% of service and parts revenue, largely due to the significant amount of retail parts sold.

Commercial Vehicle Distribution Data

Our commercial vehicle distribution business is comprised of our Penske Commercial Vehicles Australia business and our Penske Power Systems business.

During the nine months ended September 30, 2016, Penske Commercial Vehicles Australia generated $163.8 million of revenue and $26.0 million of gross profit through the distribution and retail sale of 779 vehicles and parts sales. During the nine months ended September 30, 2015, this business generated $185.6 million of revenue and $29.4 million of gross profit through the distribution and retail sale of 1,022 vehicles and parts sales. The decline in revenue and gross profit from 2015 is attributable principally to lower units distributed, which we believe is due to difficult macroeconomic conditions and the declining price of commodities, including the pricing impact on the products sold by Penske Commercial Vehicles Australia.

Penske Power Systems generated $148.9 million of revenue and $59.0 million of gross profit during the nine months ended September 30, 2016, and $137.1 million of revenue and $53.8 million of gross profit during the nine months ended September 30, 2015. The increase in gross profit is attributable to a change in mix of product related sales and continued new order growth, partially offset by a decline in service and parts sales.

Selling, General and Administrative Data

(In millions)

			2016 vs. 2015
Selling, General and Administrative Data	2016	2015	Change	% Change
Personnel expense	$989.9	$951.5	$38.4	4.0%
Advertising expense	$76.6	$75.8	$0.8	1.1%
Rent & related expense	$218.4	$214.7	$3.7	1.7%
Other expense	$437.9	$410.3	$27.6	6.7%
Total SG&A expenses	$1,722.8	$1,652.3	$70.5	4.3%
Same store SG&A expenses	$1,611.3	$1,630.8	$(19.5)	(1.2)%

Personnel expense as % of gross profit	44.2%	44.2%	—%	—%
Advertising expense as % of gross profit	3.4%	3.5%	(0.1)%	(2.9)%
Rent & related expense as % of gross profit	9.7%	10.0%	(0.3)%	(3.0)%
Other expense as % of gross profit	19.6%	19.1%	0.5%	2.6%
Total SG&A expenses as % of gross profit	76.9%	76.8%	0.1%	0.1%
Same store SG&A expenses as % of same store gross profit	76.7%	76.9%	(0.2)%	(0.3)%

Selling, general and administrative expenses (“SG&A”) increased from 2015 to 2016 due to a $90.0 million increase from net acquisitions, offset by a $19.5 million, or 1.2%, decrease in same-store SG&A. The decrease in same-store SG&A is primarily due to a decrease in variable personnel expenses as a result of the 0.7% decrease in same-store retail gross profit versus the prior year, as well as a $49.4 million decrease due to negative foreign currency fluctuations. Excluding the reduction related to foreign currency fluctuations, same-store SG&A increased 1.8%. SG&A as a percentage of gross profit was 76.9%, an increase of 10 basis points compared to 76.8% in the prior year. SG&A expenses as a percentage of total revenue was 11.3% and 11.5% in the nine months ended September 30, 2016 and 2015, respectively.

Depreciation

(In millions)

			2016 vs. 2015
	2016	2015	Change	% Change
Depreciation	$66.8	$57.7	$9.1	15.8%

The increase in depreciation from 2015 to 2016 is due to a $6.0 million increase from net acquisitions, coupled with a $3.1 million, or 5.4%, increase in same-store depreciation. The overall increase is primarily related to our ongoing facility improvements and expansion programs.

Floor Plan Interest Expense

(In millions)

			2016 vs. 2015
	2016	2015	Change	% Change
Floor plan interest expense	$37.8	$32.7	$5.1	15.6%

The increase in floor plan interest expense from 2015 to 2016 is primarily due to a $2.7 million increase from net dealership acquisitions, coupled with a $2.4 million, or 7.4%, increase in same-store floor plan interest expense. The overall increase is primarily due to increases in the amounts outstanding under floor plan arrangements, due in part to increased levels of inventory, and higher applicable rates.

Other Interest Expense

(In millions)

			2016 vs. 2015
	2016	2015	Change	% Change
Other interest expense	$61.8	$49.0	$12.8	26.1%

The increase in other interest expense from 2015 to 2016 is primarily due to the issuance of our $500.0 million 5.50% senior subordinated notes in May 2016, as well as an increase in outstanding revolver borrowings under the U.S. and U.K. credit agreements and our Australia working capital loan agreement during the nine months ended September 30, 2016, and higher applicable rates, compared to the same period in 2015.

Equity in Earnings of Affiliates

(In millions)

			2016 vs. 2015
	2016	2015	Change	% Change
Equity in earnings of affiliates	$43.1	$29.7	$13.4	45.1%

The increase in equity in earnings of affiliates from 2015 to 2016 is primarily due to an increase in our investment in PTL made in July 2016, as well as an increase in earnings from our investment in Japan made during the first quarter of 2016. This increase was partially offset by a decrease in equity in earnings related to our investment in one of our German automotive dealership joint ventures, which we began consolidating during the third quarter of 2015 resulting from our acquisition of a controlling interest.

Income Taxes

(In millions)

			2016 vs. 2015
	2016	2015	Change	% Change
Income taxes	$128.4	$128.2	$0.2	0.2%

Income taxes increased from 2015 to 2016 primarily due to a $4.8 million increase in our pre-tax income, offset by a decrease in our effective tax rate compared to the prior year.

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

As of September 30, 2016, we had working capital of $173.0 million, including $89.4 million of cash available to fund our operations and capital commitments. In addition, we had $495.0 million, £92.0 million ($119.4 million), and AU $15.8 million ($12.1 million) available for borrowing under our U.S. credit agreement, U.K. credit agreement, and Australian working capital loan agreement, respectively.

Securities Repurchases

From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit facility, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. As of September 30, 2016, we have $32.1 million in repurchase authorization under the existing securities repurchase program. Refer to the disclosures provided in Part I, Item 1, Note 10 of the Notes to our Consolidated Condensed Financial Statements for a summary of shares repurchased under our securities repurchase program during the nine months ended September 30, 2016.

Dividends

We paid the following cash dividends on our common stock in 2015 and 2016:

Per Share Dividends

2015

First Quarter	$0.22
Second Quarter	0.23
Third Quarter	0.24
Fourth Quarter	0.25

2016

First Quarter	$0.26
Second Quarter	0.27
Third Quarter	0.28

We also announced a cash dividend of $0.29 per share payable on December 1, 2016 to shareholders of record on November 10, 2016. Future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors, which may include our earnings, capital requirements, restrictions relating to any then-existing indebtedness, financial condition and other factors.

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

Long-Term Debt Obligations

As of September 30, 2016, we had the following long-term debt obligations outstanding:

September 30,
(In millions)	2016
U.S. credit agreement – revolving credit line	$205.0
U.K. credit agreement – revolving credit line	88.2
U.K. credit agreement – overdraft line of credit	—
5.50% senior subordinated notes due 2026	493.5
5.375% senior subordinated notes due 2024	296.7
5.75% senior subordinated notes due 2022	544.9
Australia working capital loan agreement	26.6
Mortgage facilities	202.5
Other	20.2
Total long-term debt	$1,877.6

As of September 30, 2016, we were in compliance with all covenants under our credit agreements and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 7 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of our long-term debt obligations.

Short-Term Borrowings

We have four principal sources of short-term borrowings: the revolving portion of the U.S. credit agreement, the revolving portion of the U.K. credit agreement, our Australian working capital loan agreement and the floor plan agreements that we utilize to finance our vehicle inventories. We are also able to access availability under the floor plan agreements to fund our cash needs, including payments made relating to our higher interest rate revolving credit agreements.

During the nine months ended September 30, 2016, outstanding revolving commitments varied between $0 million and $400.0 million under the U.S. credit agreement, between £0 million and £109.0 million ($0 million and $141.4 million) under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and between AU $7.5 million and AU $42.7 million ($5.7 million and $32.7 million) under the Australia working capital loan agreement. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.

PTL Dividends

We currently hold a 23.4% ownership interest in Penske Truck Leasing. In July 2016, we increased our ownership interest in PTL from 9.0% to 23.4% as a result of our acquisition of an additional 14.4% ownership interest, as discussed previously. During the nine months ended September 30, 2016 and 2015, we received $8.4 million and $9.4 million, respectively, of pro rata cash distributions relating to this investment. We currently expect to continue to receive future distributions from PTL quarterly, subject to its financial performance.

Operating Leases

Refer to the disclosures provided in Part I, Item 1, Note 9 of the Notes to our Consolidated Condensed Financial Statements for a description of our operating leases. As of September 30, 2016, we were in compliance with all covenants under these leases, and we believe we will remain in compliance with such covenants for the next twelve months.

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

Cash Flows

Cash and cash equivalents increased by $27.0 million and $13.4 million during the nine months ended September 30, 2016 and 2015, respectively. The major components of these changes are discussed below.

Cash Flows from Continuing Operating Activities

Cash provided by continuing operating activities was $457.2 million and $373.4 million during the nine months ended September 30, 2016 and 2015, respectively. Cash flows from continuing operating activities includes net income, as adjusted for non-cash items and the effects of changes in working capital.

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

	Nine Months Ended September 30,
(In millions)	2016	2015
Net cash from continuing operating activities as reported	$457.2	$373.4
Floor plan notes payable — non-trade as reported	12.8	94.6
Net cash from continuing operating activities including all floor plan notes payable	$470.0	$468.0

Cash Flows from Continuing Investing Activities

Cash used in continuing investing activities was $785.7 million and $236.3 million during the nine months ended September 30, 2016 and 2015, respectively. Cash flows from continuing investing activities consist primarily of cash used for capital expenditures and net expenditures for acquisitions and other investments. Capital expenditures were $171.7 million and $151.1 million during the nine months ended September 30, 2016 and 2015, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our retail automotive segment and retail commercial truck segment capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit facilities. Cash used in acquisitions and other investments, net of cash acquired, was $106.0 million and $85.4 million during the nine months ended September 30, 2016 and 2015, respectively, and included cash used to repay sellers floor plan liabilities in such business acquisitions of $59.1 million and $41.2 million, respectively. Cash used to acquire an additional 14.4% ownership interest in PTL was $498.5 million during the nine months ended September 30, 2016.

Cash Flows from Continuing Financing Activities

Cash provided by continuing financing activities was $371.8 million and cash used in continuing financing activities was $163.1 million during the nine months ended September 30, 2016 and 2015, respectively. Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, issuance and repurchases of long-term debt, repurchases of common stock, net borrowings or repayments of floor plan notes payable non-trade, payment of debt issuance costs, and dividends.

We had net borrowings of long-term debt of $119.3 million and net repayments of long-term debt of $165.7 million during the nine months ended September 30, 2016 and 2015, respectively. We issued $500.0 million of senior subordinated notes during the nine months ended September 30, 2016 and paid $6.7 million of debt issuance costs in conjunction with the issuance of these notes. We paid $1.8 million of debt issuance costs during the nine months ended September 30, 2015. We had net borrowings of floor plan notes payable non-trade of $12.8 million and $94.6 million during the nine months ended September 30, 2016 and 2015, respectively. We repurchased common stock for a total of $173.6 million and $22.0 million during the nine months ended September 30, 2016 and 2015, respectively. We also paid cash dividends to our stockholders of $70.3 million and $62.3 million during the nine months ended September 30, 2016 and 2015, respectively.

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

On July 27, 2016, we acquired an additional 14.4% ownership interest in PTL from GE Capital for approximately $498.5 million in cash. After the transaction, PTL is owned 41.1% by Penske Corporation, 23.4% by us, 20.0% by Mitsui, and 15.5% by GE Capital. In connection with this transaction, the PTL partners agreed to amend and restate the existing partnership agreement among the partners which, among other things, provides us with specified partner distribution and governance rights and restricts our ability to transfer our interests. Specifically, as a limited partner, we are now entitled to one of seven representatives of PTL’s Advisory Committee and approval rights over significant governance items of PTL. We continue to have the right to pro rata quarterly distributions equal to 50% of PTL’s consolidated net income, and we expect to realize significant cash tax savings.

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

In September 2016, PTG completed the sale of certain assets to PTL, a related party. The assets sold consisted of approximately 300 vehicles, together with the associated full-service truck leasing and truck rental contracts with various PTG customers. PTL purchased these assets at fair value, which exceeded our carrying value for these assets, for a total purchase price of approximately $17.0 million.

We have also entered into other joint ventures with certain related parties as more fully discussed below.

Joint Venture Relationships

We are party to a number of joint ventures pursuant to which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of September 30, 2016, our retail automotive joint venture relationships included:

		Ownership
Location	Dealerships	Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Sprinter, Porsche, smart	80.00	% (A) (B)
Greenwich, Connecticut	Mercedes-Benz	80.00	% (A) (B)
Northern Italy	BMW, MINI, Maserati	70.00	% (B) (E)
Aachen, Germany	Audi, Maserati, SEAT, Skoda, Volkswagen	68.00	% (C)
Frankfurt, Germany	Lexus, Toyota, Volkswagen	50.00	% (D)
Barcelona, Spain	BMW, MINI	50.00	% (D)
Tokyo, Japan	BMW, MINI, Rolls-Royce, Ferrari	49.00	% (D)

(A)	An entity controlled by one of our directors, Lucio A. Noto, owns a 20% interest in this joint venture.

(B)	Entity is consolidated in our financial results.
(C)

Entity is consolidated in our financial statements as a result of our purchase of an additional 10% interest in this joint venture in the third quarter of 2015. In March 2016, we acquired an additional 8% interest in this joint venture.

(D)	Entity is accounted for using the equity method of accounting.

(E)

Subsequent to September 30, 2016, we made an additional investment in this joint venture, which increased our ownership interest to 84%. This additional investment funded our acquisition of six retail automotive franchises in October 2016, consisting of three Porsche franchises, one Audi franchise, one Land Rover franchise, and one Volvo franchise in the Bologna, Italy market.

Additionally, we are party to non-automotive joint ventures including our investments in Penske Commercial Leasing Australia (33%), Penske Vehicle Services (31%), PTL (23.4%), and National Powersport Auctions (7%), that are accounted for under the equity method, and our controlling interest in i.M. Branded (90%) that is consolidated in our financial statements.

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

•	the political and economic outcome of the June 2016 referendum in the U.K. to leave the European Union;

•	the number of new and used vehicles sold in our markets;

•	vehicle manufacturers exercise significant control over our operations, and we depend on them and the continuation of our franchise and distribution agreements in order to operate our business;

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

•

our operations outside of the U.S. subject our profitability to fluctuations relating to changes in foreign currency values, which have most recently occurred as a result of the June 2016 U.K. referendum to leave the European Union;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR or the Bank of England Base Rate. Based on the amount outstanding under these facilities as of September 30, 2016, a 100 basis point change in interest rates would result in an approximate $2.9 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, or the Euro Interbank Offered Rate, the Canadian Prime Rate, or the Australian or New Zealand Bank Bill Swap Rate (BBSW).

Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the trailing twelve months ended September 30, 2016, a 100 basis point change in interest rates would result in an approximate $32.5 million change to our annual floor plan interest expense.

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

Foreign Currency Exchange Rates. As of September 30, 2016, we had consolidated operations in the U.K., Germany, Italy, Canada, Australia and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $626.5 million change to our revenues for the nine months ended September 30, 2016. On June 23, 2016, the United Kingdom held a referendum in which a majority voted to exit the European Union (“Brexit”). The British Pound has weakened since the Brexit vote, with an average exchange rate of British Pounds to U.S. Dollars of 1.32 after the Brexit vote through September 30, 2016, as compared to the weighted average exchange rate of 1.39 for the nine months ended September 30, 2016, a decrease of 5.6%. If such a decline had occurred at the beginning of the period, it would have resulted in an approximate $279.2 million decrease to our revenues for the nine months ended September 30, 2016.

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

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger S. Penske
Roger S. Penske
Date: October 27, 2016		Chief Executive Officer

	By:	/s/ J.D. Carlson
J.D. Carlson
Date: October 27, 2016		Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

4.1

Second Supplemental Indenture dated as of July 13, 2016, regarding our 5.75% Senior Subordinated Notes due 2022, dated as of August 28, 2012 by and among us, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to exhibit 4.1 to our Form 10-Q filed July 29, 2016).

4.2

Fourth Supplemental Indenture dated July 13, 2016, regarding our 5.375% Senior Subordinated Notes due 2024 among the Company, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to exhibit 4.2 to our Form 10-Q filed July 29, 2016).

4.3

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