Form 10-K
period 2016-12-31
PENSKE AUTOMOTIVE GROUP, INC.
filed 2017-02-24
CIK 1019849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting common stock held by non‑affiliates as of June 30, 2016 was $1,184,017,046. As of February 22, 2017, there were 85,478,121 shares of voting common stock outstanding.

Documents Incorporated by Reference

Certain portions, as expressly described in this report, of the registrant’s proxy statement for the 2017 Annual Meeting of the Stockholders to be held May 10, 2017 are incorporated by reference into Part III, Items 10‑14.

PART I

Item 1.  Business

We are an international transportation services company that operates automotive and commercial truck dealerships principally in the United States, Canada and Western Europe, and distributes commercial vehicles, diesel engines, gas engines, power systems and related parts and services principally in Australia and New Zealand. We employ more than 24,000 people worldwide.

In 2016, our business generated $20.1 billion in total revenue, which is comprised of $18.7 billion from retail automotive dealerships, $1.0 billion from retail commercial truck dealerships and $0.4 billion from commercial vehicle distribution and other operations.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $18.7 billion in total retail automotive dealership revenue we generated in 2016. As of December 31, 2016, we operated 355 retail automotive franchises, of which 164 franchises are located in the U.S. and 191 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In 2016, we retailed and wholesaled more than 556,000 vehicles. We are diversified geographically, with 59% of our total automotive dealership revenues in 2016 generated in the U.S. and Puerto Rico and 41% generated outside the U.S. We offer over 40 vehicle brands, with 72% of our retail automotive dealership revenue in 2016 generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offer a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts, and replacement and aftermarket automotive products. Retail automotive dealerships represented 92.8% of our total revenues and 91.2% of our total gross profit in 2016.

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

Finance & Insurance 18%
Service & Parts 42%
Fleet & Wholesale 1%
New Vehicle 27%
Used Vehicle 12%

Retail Commercial Truck Dealership. In November 2014, we acquired a controlling interest in a heavy and medium duty truck dealership group located primarily in Texas and Oklahoma, which we renamed Premier Truck Group (“PTG”). Prior to the 2014 transaction, we held a 32% interest in PTG and accounted for this investment under the equity method. In 2015, we acquired an additional 5% of PTG, bringing our ownership interest to 96%. In April 2016, we acquired the remaining ownership interests of PTG, bringing our total ownership interest to 100%.

As of December 31, 2016, PTG operated twenty locations in the U.S. and Canada, including fourteen full-service dealerships offering primarily Freightliner and Western Star branded trucks. Two of these locations, Chattanooga and Knoxville, were acquired in February 2015. Four of these locations were acquired in April 2016 and represent Freightliner and Western Star in the greater Toronto, Canada market area. We acquired two additional retail commercial truck dealerships that also represent Freightliner in December 2016 in the Niagara Falls, Canada market area. PTG also offers a full range of used trucks available for sale as well as service and parts departments, many of which are open 24 hours a day, seven days a week.

This business represented 5.0% of our total revenues and 4.8% of our total gross profit in 2016.

Commercial Vehicle Distribution. We are the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand and portions of the Pacific. This business, known as Penske Commercial Vehicles Australia (“PCV Australia”), distributes commercial vehicles and parts to a network of more than 70 dealership locations, including six company-owned retail commercial vehicle dealerships.

We are also a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Mercedes-Benz Industrial, Allison Transmission and MTU Onsite Energy. This business, known as Penske Power Systems (“PPS”), offers products across the on- and off-highway markets in Australia, New Zealand and portions of the Pacific and supports full parts and aftersales service through a network of branches, field locations and dealers across the region. The on-highway portion of this business complements our existing PCV Australia distribution business.

These businesses represented 2.1% of our total revenues and 3.9% of our total gross profit in 2016.

Penske Truck Leasing. We currently hold a 23.4% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation services and supply chain management. PTL is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental and contract maintenance, along with logistic services such as dedicated contract carriage, distribution center management, transportation management and lead logistics provider. On July 27, 2016, we acquired an additional 14.4% ownership interest in PTL from subsidiaries of GE Capital Global Holdings, LLC (collectively, “GE Capital”) for approximately $498.5 million in cash to bring our total ownership interest to 23.4%. Prior to this acquisition, we held a 9.0% ownership interest in PTL. PTL is currently owned 41.1% by Penske Corporation, 23.4% by us, 20.0% by affiliates of Mitsui & Co., Ltd. (“Mitsui”), and 15.5% by GE Capital. We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments.

2016 & 2017 Key Developments

Retail Automotive Dealership Acquisitions and Dispositions. In 2016, we acquired or were granted open points (new franchises awarded from the automotive manufacturer) representing twenty-seven automotive franchises, which represented approximately $700.0 million in annualized revenue. Twelve of the acquired franchises were acquired in July and represent our acquisition of a dealer group in the U.K., and seven of the acquired franchises were acquired in October in the Bologna, Italy market. To fund the Italian acquisitions, we invested additional capital into our Italian joint venture and now own 84% of that venture. In March 2016, we acquired an additional 8% interest in the Jacobs Group, one of our German automotive dealership joint ventures, and now own 68% of that joint venture. In 2016, we disposed of ten retail automotive franchises,  which represented approximately  $150.0 million in annualized revenue, and transitioned seventeen franchises which represented the Scion brand to our existing Toyota franchises.

Retail Commercial Truck Dealership Acquisitions.  In April 2016, we acquired the remaining ownership interests of PTG, bringing our total ownership interest from 96% to 100%. Also in April 2016, we acquired five retail commercial truck dealerships, four of which we retained, that represent Freightliner and Western Star in the greater Toronto, Canada market area. In December 2016, we acquired two additional retail commercial truck dealerships that also represent Freightliner in the Niagara Falls, Canada market area. The dealerships acquired in Canada in 2016 represented approximately $170.0 million in annualized revenue.

Japan Investment. In January 2016, we acquired a 49% interest in the Nicole Group, a luxury dealership group with operations in the greater Tokyo area. The Nicole Group operates four BMW and two MINI dealerships, a Rolls-Royce dealership, a Ferrari dealership, and is the exclusive importer and distributor of ALPINA and also operates two ALPINA dealerships. This investment is accounted for under the equity method.

Investment in PTL. In July 2016, we acquired an additional 14.4% ownership interest in PTL, a leading provider of transportation services and supply chain management, from GE Capital for approximately $498.5 million in cash. Prior to this acquisition, we held a 9.0% ownership interest in PTL. PTL is currently owned 41.1% by Penske Corporation, 23.4% by us, 20.0% by Mitsui, and 15.5% by GE Capital. We account for our investment in PTL under the equity method.

Acquisition of CarSense. In January 2017, we acquired CarSense, a stand-alone specialty retailer of used vehicles in the United States dedicated to reconditioning and retailing high quality, late model used vehicles at no haggle prices through a friendly, comfortable and transparent buying experience. This acquisition is expected to generate approximately $350.0 million in annualized revenue.  CarSense has five locations operating in the Philadelphia and Pittsburgh, Pennsylvania market areas, including southern New Jersey.

Acquisition of CarShop. In February 2017, we acquired CarShop, one of the U.K.’s leading retailers of used vehicles. CarShop retails high quality used vehicles at fixed retail prices as part of a transparent customer buying experience. The acquisition is expected to generate approximately $340.0 million in annualized revenue.  CarShop has five large-scale retail locations operating in Cardiff, Swindon, Northampton, Norwich and Doncaster, as well as a vehicle preparation center in Leighton Buzzard.

Issuance of 5.50% Senior Subordinated Notes.  In May 2016,  we issued $500.0 million of 5.50% senior subordinated notes due 2026. We used the proceeds of the 5.50% notes to repay amounts outstanding under our U.S. credit agreement and floor plan credit agreements, leaving us with additional flexibility to continue our acquisition strategy.

Shareholder Dividends and Stock Repurchases. We increased our quarterly stock dividend each quarter in 2016. Our latest declared dividend is $0.30 per share payable March 1, 2017, which represents a dividend yield of 2.2% using our January 31, 2017 closing stock price. We repurchased 4,512,325 shares of our common stock in 2016 for $167.9 million, which, together with the quarterly dividends, represents a return to shareholders of approximately $263.0 million.

Named “Best Dealerships To Work For”. Thirteen of our dealerships in the U.S. were named by Automotive News as among the 100 “Best Dealerships to Work For” in 2016. In addition, our U.K. dealerships, collectively known as the Sytner Group, were ranked as one of the “Best Big Companies to Work For” in the U.K. by the London Sunday Times. We believe these awards reflect our ongoing commitment to our valuable dealership employees, which enhances customer satisfaction and may result in improved sales over time.

Outlook

Retail Automotive Dealership. In 2016, U.S. light vehicle sales grew 0.3% to 17.5 million units, with passenger car sales declining 8.9% while sales of trucks and sport utility vehicles increased 7.4%.  We believe the current market for new light vehicle sales in the U.S. will remain near current levels for 2017, as low levels of unemployment, low interest rates, strong credit availability, the age of vehicles on the road, shortened product development timelines and vehicle innovation, strong consumer leasing, and lower consumer fuel costs are expected to continue to positively impact vehicle sales, although actual sales may differ materially. In addition to the new vehicle market, we expect to see strength across the used vehicle market, as the number of lease returns increases, providing our business with an additional supply of late model, low mileage vehicles.

In 2016, U.K. new vehicle registrations increased 2.3% from 2015 to 2.7 million registrations and are at record levels. During 2016, we experienced a 7.4% increase in same-store new units in the U.K. While we believe the overall market in the U.K. is being positively impacted by generally strong economic conditions, including low levels of unemployment, access to credit and attractive financing offers, the June 2016 referendum whereby a majority voted to exit the European Union (“Brexit”) may impact the future economic environment and new vehicle registrations. Since no country has previously left the European Union, the outcome of any future negotiations between the U.K. and the European Union is uncertain and may impact the terms of trade and the level of new vehicle registrations in those markets.

Retail Commercial Truck Dealership. In 2016, North American sales of Class 5-8 medium and heavy-duty trucks, the principal vehicles for our PTG business, were approximately 484,100 units, a decrease of 9.9% from 2015.  The Class 5-7 medium-duty truck market increased 3.2% to 234,200 units from 227,000 units in the same period in 2015. The largest market, Class 8 heavy-duty trucks, decreased 19.4% to approximately 249,900 units from approximately 310,200 units in 2015, as softer freight demand and excess fleet capacity impacted the marketplace.  The sale of new Class 8 heavy-duty truck sales are anticipated to decline again in 2017. Additionally, softer used truck demand and pricing is being driven by a larger supply of late model used trucks, as de-fleeting from the excess fleet capacity impacts volume and prices; however, the service business of our PTG commercial truck dealerships is expected to remain strong, as end users retain existing equipment longer than previously anticipated.

Commercial Vehicle Distribution. Our PCV Australia distribution business and the on-highway portion of our PPS business each operate principally in the Australian and New Zealand heavy and medium duty truck markets. In 2016, the Australian heavy-duty truck market reported sales of 9,880 units, representing a decrease of 0.2% from 2015. The New Zealand market reported sales of 2,679 units in 2016,  representing a decrease of 10.8% from 2015. The brands we represent in Australia hold a 5.9% market share in the Australian heavy-duty truck market, and a 5.2% market share in New Zealand. We expect the Australian commercial vehicle market to lag behind historical sales levels partly due to difficult macroeconomic conditions and the relative weak price of commodities in these markets. We expect the parts distribution portion of this business will continue to be resilient due to the delayed vehicle replacement cycle resulting from the difficult macroeconomic conditions. We also expect continued new order growth from the off-highway engine distribution business.

Penske Truck Leasing. We expect PTL to benefit from continued strong demand for its full-service truck leasing, contract maintenance, and logistics services resulting from continued positive economic conditions in the United States and customers’ desire to increase efficiency and lower costs by outsourcing non-core responsibilities such as fleet ownership. As a global logistics services provider, we also expect PTL to experience increased demand for its logistics supply chain solutions based primarily on optimizing the use of drivers, trucks, warehouses, and other services within the supply chain. The trucking industry has experienced steady freight growth since 2009, which we believe is an indication of the ongoing post-recession recovery and the health of the overall economy, which has a strong correlation to PTL’s business. The rate of growth slowed in late 2015 and 2016 as freight demand did not match projected levels and a decade-high sales year for Class 8 trucks in 2015 led to excess capacity in the market and a reduction in utilization rates. As a result, fleets right-sized their capacity to meet freight demand in the marketplace and new and used truck sales were impacted, resulting in a decline in the North American Class 8 new and used heavy-duty truck market. However, beginning in 2017, we have seen improved conditions within PTL’s commercial truck rental business that indicate the supply and demand balance may be improving.

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
• Maintain diversification;
• Offer outstanding brands in premium facilities and superior customer service;
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

Maintain Diversification

Our business benefits from our diversified revenue mix, including the multiple revenue streams in a traditional dealership (new vehicles, used vehicles, finance and insurance, and service and parts operations), revenues from our retail commercial truck dealership operations, our commercial vehicle distribution operations, and returns relating to our joint venture investments, which we believe helps to mitigate the cyclicality that has historically impacted some elements of the automotive sector. We are further diversified within our retail automotive operations due to our brand mix, where we represent more than 40 brands, and geographically, where we operate across more than 15 states. One of the unique attributes of our operations versus our peers is our diversification outside the U.S., with operations across nine countries.

The following table shows our revenues by country, and by state in the U.S., as a percentage of our total revenue:

Country	% of Total 2016 Revenue
United States		60%
United States Revenue by State
Arizona	6%
Arkansas	3%
California	11%
Connecticut	3%
Florida	3%
Georgia	4%
Indiana	1%
Maryland	1%
Minnesota	1%
New Jersey	8%
New York	1%
Ohio	2%
Oklahoma	1%
Puerto Rico	2%
Rhode Island	2%
Tennessee	1%
Texas	6%
Virginia	3%
Wisconsin	1%
United Kingdom		32%
Germany/Italy		5%
Canada		1%
Australia/New Zealand/Pacific		2%

The U.K. is the second largest automotive retail market in Western Europe as measured by new units sold. We generated 94% of our revenue in the U.K. through the sale and service of premium brands in 2016. We believe we are among the largest Audi, Bentley, BMW, Ferrari, Jaguar/Land Rover, Lexus, Maserati, Mercedes-Benz, MINI, and Porsche dealers in the U.K. based on new unit sales. Additionally, we operate a number of dealerships in Germany, Western Europe’s largest automotive retail market, including through joint ventures with experienced local partners, which sell and service Audi, Lexus, Porsche, Toyota, Volkswagen and other brands. We also operate BMW, MINI, Maserati,  Porsche, Audi, Land Rover and Volvo dealerships in Northern Italy, as well as BMW and MINI dealerships in Spain, through joint ventures with local partners.

Diversification Through Retail Commercial Truck Dealership. Our PTG business provides more diversification to our overall business model and allows us to bring our automotive dealership expertise to the retail commercial truck market. The six dealerships acquired in Canada in 2016 further diversify our revenue stream.

Diversification Through Penske Truck Leasing. We currently hold a 23.4% ownership interest in PTL, a leading provider of transportation services and supply chain management, which further diversifies our total results of operations. In July 2016, we increased our ownership interest in PTL from 9.0% to 23.4% as a result of our acquisition of an additional 14.4% ownership interest, as discussed previously, which further diversifies our earnings potential.

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

PORSCHE
6%
Audi
14%
BENTLEY
3%
1%
Other
4%
3%
25%
MINI
11%
TOYOTA
4%
LEXUS
NISSAN
1%
4%
1%
GM
Ford
CHRYSLER
7%
10%
6%
ACURA
LAND ROVER
HONDA
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

Expand Service and Parts and Collision Repair Revenues. Today’s vehicles are increasingly complex and require sophisticated equipment and specially trained technicians to perform certain services. Additionally, many manufacturers today are offering maintenance programs packaged with the vehicle sale. These programs require customers to have the service work performed at a factory-authorized dealership. Unlike independent service shops, our dealerships are authorized to perform this work under warranties provided by manufacturers. Additionally, we offer maintenance programs for sale through our dealerships. We believe that our brand mix and the complexity of today’s vehicles, combined with our investment in expanded service facilities, including the addition of a significant number of incremental service bays in recent years, and our focus on customer service, will contribute to increases in our service and parts revenue. We also operate 37 automotive collision repair centers which are integrated with local automotive dealership operations. We offer rapid repair services such as paint-less dent repair, headlight reconditioning, wheel repairs, tire sales, seat sales for our retail commercial truck operations, and windshield replacement at most of our facilities in order to offer our customers the convenience of one-stop shopping for all of their vehicle requirements.

Grow Through Strategic Acquisitions

We believe that attractive retail automotive acquisition opportunities exist for well-capitalized dealership groups with experience in identifying, acquiring and integrating dealerships. The fragmented automotive retail market provides us with significant growth opportunities in our markets. We generally seek to acquire dealerships with high-growth automotive brands in highly concentrated or growing demographic areas that will benefit from our management expertise, manufacturer relations and scale of operations, as well as smaller, single location dealerships that can be effectively integrated into our existing operations. Over time, we have also been awarded new franchises from various manufacturers. In 2016, we acquired or were granted open points representing twenty-seven franchises, which generated approximately $700.0 million in annualized revenue.

We believe there are attractive retail commercial truck acquisition opportunities. We see continued growth in the brands we represent at our existing retail commercial truck dealerships and believe there are opportunities for us to continue to make strategic acquisitions over time. In 2016, we acquired seven retail commercial truck dealerships, six of which we retained, which generated approximately $170.0 million in annualized revenue.

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

Leverage Digital Marketing

As consumers have continued to shift towards digital platforms for their buying process, our marketing strategy places a strong emphasis on all forms of digital marketing; however, where appropriate, we continue to utilize traditional marketing avenues in select markets, including targeted newspaper, direct mail, television, and radio advertising.

In order to attract customers and enhance our customer service, each of our dealerships maintains its own website platform. All of our dealership websites employ consistent functionality and design formats while ensuring standards and requirements are met for each manufacturer. This allows us to minimize costs and benefit from consistent processes across our dealerships.

In addition to the individual websites, we advertise our U.S. and U.K. automotive retail new and pre-owned vehicle inventory online through PenskeCars.com and Sytner.co.uk, respectively. These websites are designed to make it easy for consumers, employees and partners to view and compare on average over 50,000 new, certified and pre-owned vehicles. These sites, together with our dealership websites, provide consumers a simple method to schedule maintenance and repair services at their local Penske Automotive Group dealership and view extensive vehicle information, including photos, prices, promotions, videos and third party vehicle history reports for pre-owned vehicles. Customers may also download our PenskeCars.com app to access our vehicle inventory, contact dealers, explore payments, or get instant trade offers at their convenience. The manufacturers’ websites, in addition to our corporate websites, serve as lead generating tools to our dealerships. In the U.K., manufacturers also provide a website for the dealership. We also supplement the advertisement of our vehicles with the use of selected third party independent websites.

We constantly strive to build and optimize our online presence across multiple platforms in order to drive organic and high quality traffic to our business. By focusing on social media, search engine management, video, reputation management and online chat, we proactively optimize all avenues of digital customer engagement. As an example, each of our dealerships maintains a Facebook property to build dealership awareness, focus on community involvement and enhance repeat and referral business. We also leverage our corporate social media efforts and partners to benefit our dealerships and create a strong sense of community. Most importantly, once our clients have reached us, the content that we serve our customers is tailored to their method of engagement with us, the device they are using, and their specific requests, where applicable.

To further our digital strategy, and to respond to changing consumer preferences, we created a Preferred Purchase program available for many of our U.S. dealerships that incorporates new online functionality to streamline the sales process in our traditional business model. Preferred Purchase allows customers to value trade-in vehicles, review pricing, leasing and financing options, manufacturer incentive programs, and pre-qualify for credit, all online without visiting the dealership. This functionality is integrated and automated on a single platform that resides on both our individual dealership sites as well as our corporate sites. Preferred Purchase promotes transparency and is intended to speed up customer transaction times and give our customers the flexibility to choose the path or sales process most comfortable to them.

Retail Automotive Dealership Operations

Retail Automotive Franchises. We routinely acquire and dispose of retail automotive franchises. Our financial statements include the results of operations of acquired dealerships from the date of acquisition. We expect to continue to pursue acquisitions and selected dispositions in the future. The following table exhibits our retail automotive franchises by location and manufacturer as of December 31, 2016:

Location	Franchises	Franchises	U.S.	Non-U.S.	Total
Arizona	23	BMW/MINI	21	45	66
Arkansas	11	Toyota/Lexus	24	3	27
California	29	Mercedes-Benz/Sprinter/smart	20	25	45
Connecticut	10	Audi/Volkswagen/Bentley	18	50	68
Florida	6	Chrysler/Jeep/Dodge/Fiat/Alfa Romeo	16	—	16
Georgia	3	Honda/Acura	22	—	22
Indiana	2	Ferrari/Maserati	4	12	16
Maryland	2	Porsche	8	11	19
Minnesota	2	Jaguar/Land Rover	8	20	28
New Jersey	24	Lamborghini	1	4	5
Ohio	8	Nissan/Infiniti	6	1	7
Puerto Rico	13	Cadillac/Chevrolet	5	—	5
Rhode Island	12	Others	11	20	31
Tennessee	1	Total	164	191	355
Texas	9
Virginia	7
Wisconsin	2
Total U.S.	164
U.K.	146
Germany	28
Italy	17
Total Non-U.S.	191
Total Worldwide	355

New Vehicle Retail Sales. In 2016, we retailed 249,695 new vehicles which generated 51.1% of our retail automotive dealership revenue and 27.1% of our retail automotive dealership gross profit. New vehicles are typically acquired by dealerships directly from the manufacturer. We strive to maintain outstanding relationships with the automotive manufacturers, based in part on our long-term presence in the retail automotive market, our commitment to providing premium facilities, our commitment to drive customer satisfaction, the reputation of our management team and the consistent sales volume at our dealerships. Our dealerships finance the purchase of most new vehicles from the manufacturers through floor plan financing provided primarily by various manufacturers’ captive finance companies.

Used Vehicle Retail Sales. In 2016, we retailed 207,556 used vehicles, which generated 30.3% of our retail automotive dealership revenue and 12.2% of our retail automotive dealership gross profit. We acquire used vehicles from various sources including auctions open only to authorized new vehicle dealers, public auctions, trade-ins from consumers in connection with their purchase of a new vehicle from us and lease expirations or terminations. To improve customer confidence in our used vehicle inventory, we provide vehicle history reports for all used vehicles and each of our new vehicle dealerships participate in manufacturer certification processes for used vehicles. If certification is obtained, the used vehicle owner is typically provided benefits and warranties similar to those offered to new vehicle owners by the applicable manufacturer. Most of our dealerships have implemented software tools which assist in procuring and selling used vehicles. In the U.K., we offer used vehicles to wholesalers and other dealers via online auction.

Vehicle Finance, Extended Service and Insurance Sales. Finance, extended service and insurance sales represented 2.7% of our retail automotive dealership revenue and 18.3% of our retail automotive dealership gross profit in 2016. At our customers’ option, our dealerships can arrange third-party financing or leasing in connection with vehicle purchases.

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

We offer finance and insurance products using a “menu” process, which is designed to ensure that we offer our customers a complete range of finance, insurance, protection, and other aftermarket products in a transparent manner. We provide training to our finance and insurance personnel to help ensure compliance with internal policies and procedures, as well as applicable state regulations.

Service and Parts Sales. Service and parts sales represented 10.4% of our retail automotive dealership revenue and 41.8% of our retail automotive dealership gross profit in 2016. We generate service and parts sales in connection with warranty and non-warranty work performed at each of our dealerships. We believe our service and parts revenues benefit from the increasingly complex technology used in vehicles that makes it difficult for independent repair facilities to maintain and repair today’s automobiles.

A goal of each of our dealerships is to make each vehicle purchaser a customer of our service and parts department. Our dealerships keep detailed records of our customers’ maintenance and service histories, and many dealerships send reminders to customers when vehicles are due for periodic maintenance or service. Many of our dealerships have extended evening and weekend service hours for the convenience of our customers. We also offer rapid repair services such as paint-less dent repair, headlight reconditioning, wheel repairs, tire sales and windshield replacement at most of our facilities in order to offer our customers the convenience of one-stop shopping for all of their automotive requirements. We also operate 37 automotive collision repair centers, each of which is operated as an integral part of our dealership operations.

Fleet and Wholesale Sales. Fleet and wholesale sales represented 5.5% of our retail automotive dealership revenue and 0.6% of our retail automotive dealership gross profit in 2016. Fleet activities represent the sale of new units to customers that are deemed to not be retail customers such as cities, municipalities or rental car companies and are generally sold at contracted amounts. Wholesale activities relate to the sale of used vehicles generally to other dealers and occur at auction. Vehicles sold through this channel generally include units acquired by trade-in that do not meet certain standards or aged units.

Retail Commercial Truck Dealership Operations

In November 2014, we acquired a controlling interest in a heavy and medium duty truck dealership group located primarily in Texas and Oklahoma, which we renamed Premier Truck Group (“PTG”). In 2015, we acquired an additional 5% of PTG, bringing our ownership interest to 96%. In April 2016, we acquired the remaining ownership interests of PTG, bringing our total ownership interest to 100%. This business generated $1.0 billion of revenue in 2016.

As of December 31, 2016, PTG operated twenty locations in the U.S. and Canada, including fourteen full-service dealerships offering primarily Freightliner and Western Star branded trucks. Two of these locations, Chattanooga and Knoxville, were acquired in February 2015.  Four of these locations were acquired in April 2016 and represent Freightliner and Western Star in the greater Toronto, Canada market area. We acquired two additional retail commercial truck dealerships that also represent Freightliner in December 2016 in the Niagara Falls, Canada market area. PTG also offers a full range of used trucks available for sale as well as service and parts departments, many of which are open 24 hours a day, seven days a week.

PTG dealerships provide a similar suite of services as our automotive dealerships, offering new trucks and a large selection of used trucks for sale, a full range of parts, maintenance and repair services, and finance and insurance options for its customers by facilitating truck and trailer financing and leasing, extended maintenance plans, physical damage insurance, GAP insurance, roadside relief and other programs.

The necessity of repairing trucks for our customers is a key area of differentiation for our commercial truck dealerships and we provide around-the-clock service in certain locations to get our customers’ commercial trucks back on the road so they can complete their routes. Some of the service and parts departments are conveniently open 24 hours every day and 7 days a week to better serve our customers. PTG also carries an extensive inventory of parts for the new and used trucks they sell and service, including Thomas Built Buses, and other makes of medium and heavy-duty trucks.

Similar to our retail automotive business, PTG is committed to providing outstanding brands and superior customer service in premium facilities. For example, our Dallas Freightliner location offers a state-of-the-art facility of climate controlled office space, service shops, customer amenities, parts inventory storage, and a parts showroom. This facility is equipped with 80 full-service truck bays, open 7 days a week, with a full suite of on-hand parts inventory. Guests of Dallas Freightliner enjoy a television lounge with HDTV theater seating, a large comfortable customer lounge with lockers, laundry and shower facilities, on-site trailer parking, and free recreational vehicle electrical hook-up.

Commercial Vehicle Distribution Operations

Penske Commercial Vehicles Australia. We are the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand and portions of the Pacific. This business, known as Penske Commercial Vehicles Australia (“PCV Australia”), distributes commercial vehicles and parts to a network of more than 70 dealership locations, including six company-owned retail commercial vehicle dealerships. This business generated $220.5 million of revenue in 2016.

Our local headquarters is located in Brisbane, Australia, which is the country’s third largest city. Our headquarters includes administrative facilities as well as a parts distribution center and a production center. We also have a parts distribution center in Auckland, New Zealand.

Western Star trucks are manufactured by Daimler Trucks North America in Portland, Oregon. These technologically advanced, custom-built vehicles are ordered by customers to meet their particular needs for hauling, mining, logging and other heavy-duty applications. We are also the exclusive importer of MAN trucks and buses. MAN Truck and Bus, a VW Group company, is a leading producer of medium and heavy-duty trucks as well as city and coach buses. These cab-forward, fuel efficient vehicles are principally produced in several sites in Germany. Dennis Eagle refuse collection vehicles are manufactured by Ros Roca in Warwick, England. Together these brands represented 5.9% of heavy-duty truck units sold in Australia and 5.2% in New Zealand during 2016.

Our commercial vehicle distribution operations include six retail commercial vehicle distribution points. The Brisbane Truck Centre in Brisbane, Australia is the largest retailer of Western Star Trucks in Australia by volume. We finance our purchases of these vehicles under a floor plan agreement with a local Daimler affiliate with terms similar to our other floor plan agreements.

Penske Power Systems. We are also a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Mercedes-Benz Industrial, Allison Transmission and MTU Onsite Energy. This business, known as Penske Power Systems (“PPS”), offers products across the on- and off-highway markets in Australia, New Zealand and portions of the Pacific, including trucking, mining, power generation, construction, industrial, rail, marine, agriculture, oil & gas and defense and supports full parts and aftersales service through a network of branches, remote field service locations and dealers across the region. This business generated $208.3 million of revenue in 2016.

Penske Power Systems’ principal headquarters is located at its Melbourne workshop/office facility. In addition to sales, distribution and full product repair capability, this facility includes the offices for national sales, engineering and marketing, a regional training facility and a regional engineering center. In addition, PPS operates a corporate office based at its Sydney (Chipping Norton) branch which is dedicated to corporate activities and distribution and product repair capability. PPS operates additional branch facilities across Australia and in Auckland, New Zealand.

Penske Power Systems’ 84 dealers are strategically located throughout Australia, New Zealand and the Pacific. Most of the dealers (73) represent the Detroit Diesel brand, with the majority aligned to Western Star and/or Freightliner truck manufacturers. The remaining dealers represent the MTU (1) and Allison Transmission (10) brands. The “off-highway” business of PPS principally includes the sale of power systems by PPS directly to customers in the commercial, defense and maritime sectors, and to several dealers. PPS conducts business through its 14 branch locations and utilizes mobile remote field service units travelling directly to customer premises.

Penske Truck Leasing

We currently hold a 23.4% ownership interest in PTL, a leading provider of transportation services and supply chain management. PTL is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental and contract maintenance, along with logistics services such as dedicated contract carriage, distribution center management, transportation management and lead logistics provider. PTL has a highly diversified customer base that includes multi-national corporations across industries such as food and beverage, transportation, manufacturing, automotive, retail and healthcare, with which they have long-term contracts, as well as individual consumers renting a single truck on a daily basis.

PTL operates one of the leading full-service truck leasing, truck rental and contract maintenance businesses in the United States and Canada and a logistics business in North America, South America, Europe and Asia. PTL has also expanded its truck leasing and truck rental business into Australia, through a joint venture with us, and has expanded its logistics business into India.

Full-service truck leasing, truck rental and contract maintenance. Full-service truck leasing, truck rental and contract maintenance of commercial trucks and tractors is PTL’s largest business. PTL manages a fleet of more than 240,000 trucks, tractors and trailers, consisting of approximately 170,000 vehicles owned by PTL and leased to customers under full-service lease or rental agreements and approximately 70,000 customer-owned and -operated vehicles for which they provided contract maintenance services. Terms under its full-service leases generally range from four to seven years for tractors and trucks and six to ten years for trailers. Its commercial and consumer rental fleet as of December 31, 2016 consisted of approximately 60,500 vehicles for use by its full-service truck leasing, small business and consumer customers for periods generally ranging from less than a day to 12 months. Most of its leased vehicles are configured according to customer specifications, including custom painting and lettering, while its rental trucks bear Penske branding.

Commercial customers often outsource to PTL in order to reduce the complexity, cost and total capital associated with vehicle ownership. Under a full-service lease, PTL provides and fully maintains the vehicle, which is generally specifically configured for the customer. The services provided under full-service lease and contract maintenance agreements generally include preventive and regular maintenance, advanced diagnostics, emergency road service, fleet services, safety programs, and nationwide fuel services through its network of company-operated facilities and a nationwide network of independent truck stops.

In addition, PTL makes available to its full-service leasing and contract maintenance customers additional vehicles on a rental basis. This short-term availability of tractors, trucks and trailers typically accommodates seasonal, emergency and other temporary needs. A significant portion of these rentals are to existing full-service leasing and contract maintenance customers who are seeking flexibility in their fleet management. PTL has established a network of approximately 680 locations to provide full-service truck leasing, truck rental and contract maintenance services to customers. This network enables PTL to meet multi-location customer requirements. PTL’s commercial rental business generated 20% of its operating revenue for 2016 and its full-service lease and contract maintenance business generated 50% of its operating revenue in 2016.

For consumer customers, PTL provides short-term rental of light and medium duty vehicles on a one-way and local basis, typically to transport household goods. Customers typically include local small businesses and individuals seeking a do-it-yourself solution to their moving needs. PTL’s fleet consists of late model vehicles ranging in size from small vans to 26-foot trucks, and its consumer rentals are conducted through approximately 1,870 independent rental agents and approximately 350 of its company-operated leasing and rental facilities. PTL’s consumer business generated 7% of its operating revenue for 2016.

Logistics.  PTL’s logistics business offers a broad variety of services, such as dedicated contract carriage, distribution center management, transportation management, freight brokerage and lead logistics provider. PTL coordinates and provides services for its customers across the supply chain, including: inbound material flow, handling and packaging, inventory management, distribution and technologies, and sourcing of third-party carriers. These offerings are available individually or on a combined basis and often involve its associates performing services at the customer’s location. By offering a scalable series of services to its customers, PTL can manage the customer’s entire supply chain or any stand-alone service. PTL also utilizes specialized software that enables real-time fleet visibility and provides reporting metrics, giving customers detailed information on fuel economy and other critical supply chain costs. PTL’s logistics business generated 23% of its operating revenue for 2016.

Industry Information

Retail Automotive Dealership. Approximately 59% of our retail automotive dealership revenues are generated in the U.S., which in 2016 was the world’s second largest automotive retail market as measured by units sold. In 2016, sales of new cars and light trucks were approximately 17.5 million units, an increase of 0.3% from 2015, and were generated at approximately 18,000 franchised new-car dealerships. According to the latest available data from the National Automobile Dealers Association, dealership revenue is derived as follows: 58% from new vehicle sales, 31% from used vehicle sales and 11% from service and parts sales. Dealerships also offer a wide range of higher-margin products and services, including extended service contracts, financing arrangements and credit insurance. The National Automobile Dealers Association figures noted above include finance and insurance revenues within either new or used vehicle sales, as sales of these products are usually incremental to the sale of a vehicle.

In the U.S., the franchised automotive dealer industry is the largest retail business by revenue, with virtually all new cars and light trucks bought in the U.S. through franchised dealers in a market in excess of $1.0 trillion. Publicly held automotive retail groups account for less than 10% of total industry revenue. Although significant consolidation has already taken place, the industry remains highly fragmented, with more than 90% of the U.S. industry’s market share remaining in the hands of smaller regional and independent players. Our other markets are similarly fragmented. We believe that further consolidation in these markets is probable due to the significant capital requirements of maintaining manufacturer facility standards and the limited number of viable alternative exit strategies for dealership owners.

Our European markets consist of Germany, the U.K., Italy, and Spain, which represented the first, second, fourth, and fifth largest automotive retail markets, respectively, in Western Europe in 2016, and accounted for approximately 65% of the total vehicle sales in Western Europe. Unit sales of automobiles in Western Europe were approximately 14.0 million in 2016, a 5.8% increase compared to 2015. In Germany, the U.K., Italy, and Spain, new car sales were approximately 3.4 million, 2.7 million, 1.8 million and 1.1 million units, respectively, in 2016.

We also own a 49% interest in a Japanese joint venture. Unit sales in Japan were 4.8 million in 2016, a decrease of 3.1% from 2015, though sales in the luxury segment remained strong.

As noted above, in January 2017, we acquired CarSense, a used vehicle retailer operating five locations in Pennsylvania and New Jersey. Used vehicle sales in 2016 in the U.S. were approximately 40 million units in 2016. Used vehicle sales are even more fragmented than new vehicle sales and are generated by new car dealerships, used vehicle “superstores,” individual small lot sellers, as well as individual to individual sales.

Retail Commercial Truck Dealership. In 2016,  North America sales of Class 5-8 medium and heavy-duty trucks, the principal vehicles for our PTG business, were approximately 484,100 units, a decrease of 9.9% from 2015.  The Class 5-7 medium-duty truck market increased 3.2% to 234,200 units from 227,000 units in the same period in 2015. The largest market, Class 8 heavy-duty trucks, decreased 19.4% to approximately 249,900 units from approximately 310,000 units in 2015, as softer freight demand has created excess fleet capacity within the marketplace. In this market, our principal brands, Freightliner and Western Star, represent approximately 39.9% of that market.

Penske Truck Leasing.  PTL participates broadly in the global supply chain, estimated at $8.7 trillion annually, and particularly in the U.S. supply chain, estimated at $1.5 trillion annually. Only 11% of the total U.S. supply chain function is outsourced to third parties, such as PTL. We estimate, based on R. L. Polk registration data, that there are approximately 8.0 million commercial trucks operating in the United States, of which up to 3.8 million could be potential opportunities for PTL’s full-service leasing and contract maintenance offerings.

Commercial Vehicle Distribution. Our commercial vehicle distribution business operates principally in Australia and New Zealand. In 2016, heavy-duty truck sales in Australia and New Zealand combined were 12,559 units, representing a decrease of 2.6% from 2015.  The brands we represent in Australia hold a 5.9% market share in the Australian heavy-duty truck market, and a 5.2% market share in New Zealand.

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

Marketing

Our marketing strategy takes a two-pronged approach that focuses strongly on our individual businesses to capitalize on our local branding, as well as corporate programs and web presence that allows us to leverage our scale and parent brands. We align ourselves with the marketing implemented by our OEM partners for their respective brands and integrate those initiatives and resources across our businesses.

The central core of our strategy revolves around a data driven approach that combines key metrics and trends from industry and consumer studies, our customer relations management systems and performance data from our businesses. This approach emphasizes objectivity and transparency in our marketing efforts and allows us to produce return on investment metrics to gauge our success.

Our dealerships have strong local brand and name recognition and are respected in their local communities. As such, we focus our efforts on our individual businesses to capitalize on their strong local reputation utilizing advanced digital marketing practices and traditional media in select markets. To supplement local marketing, we also implement corporate initiatives that link our local businesses to leverage our scale and parent brand recognition.

Parallel to our initiatives, manufacturers supplement our efforts through advertising and financing campaigns that promote their respective brands. We leverage manufacturer efforts by focusing on common marketing metrics and aligning our initiatives with the manufacturer to create a strong and consistent message for our customers.

We leverage our scale by using consistent performance metrics across the group to identify best practices and opportunities and negotiate enterprise arrangements for key marketing partners. We utilize a single, unified, customer relationship management tool for our new vehicle dealerships in the U.S. in order to enhance and streamline customer communication, provide visibility into our sales pipeline and measure return on investment for lead sources across the organization.

Consistent with our data-driven approach, as consumers have continued to shift towards digital platforms for their buying process, our marketing strategy places a strong emphasis on all forms of digital marketing; however, where appropriate, we continue to utilize traditional marketing avenues in select markets, including targeted newspaper, direct mail, television, and radio advertising.

In order to attract customers and enhance our customer service, each of our dealerships maintains its own website platform.  All of our dealership websites employ consistent functionality and design formats while ensuring standards and requirements are met for each manufacturer. This allows us to minimize costs and benefit from consistent processes across our dealerships.

In addition to the individual websites, we advertise most of our U.S. and U.K. automotive retail new and pre-owned vehicle inventory online through PenskeCars.com and Sytner.co.uk, respectively. These websites are designed to make it easy for consumers, employees and partners to view and compare on average over 50,000 new, certified and pre-owned vehicles. These sites, together with our dealership websites, provide consumers a simple method to schedule maintenance and repair services at their local Penske Automotive Group dealership and view extensive vehicle information, including photos, prices, promotions, videos and third party vehicle history reports for pre-owned vehicles. Customers may also download our PenskeCars.com app to access our vehicle inventory, contact dealers, explore payments, or get instant trade offers at their convenience. The manufacturers’ websites, in addition to our corporate websites, serve as lead generating tools to our dealerships. In the U.K., manufacturers also provide a website for the dealership. We also supplement the advertisement of our vehicles with the use of selected third party independent websites.

We constantly strive to build and optimize our online presence across multiple platforms in order to drive organic and high quality traffic to our business. By focusing on social media, search engine management, video, reputation management and online chat, we proactively optimize all avenues of digital customer engagement. As an example, each of our dealerships maintains a Facebook property to build dealership awareness, focus on community involvement and enhance repeat and referral business. We also leverage our corporate social media efforts and partners to benefit our dealerships and create a strong sense of community. Most importantly, once our clients have reached us, the content that we serve our customers is tailored to their method of engagement with us, the device they are using and their specific requests where applicable.

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

Agreements with Vehicle Manufacturers

We operate our new vehicle dealerships under separate agreements with the manufacturers or distributors of each brand of vehicle sold at that dealership. These agreements are typical throughout the industry and may contain provisions and standards governing almost every aspect of the dealership, including ownership, management, personnel, training, maintenance of a minimum of working capital, net worth requirements, maintenance of minimum lines of credit, advertising and marketing activities, facilities, signs, products and services, maintenance of minimum amounts of insurance, achievement of minimum customer service standards and monthly financial reporting. In addition, the General Manager and/or the owner of a dealership typically cannot be changed without the manufacturer’s consent. In exchange for complying with these provisions and standards, we are granted the non-exclusive right to sell the manufacturer’s or distributor’s brand of vehicles and related parts and warranty services at our dealerships. The agreements also grant us a non-exclusive license to use each manufacturer’s trademarks, service marks and designs in connection with our sales and service of its brand at our dealership.

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

With respect to our commercial vehicle distribution operations in Australia and New Zealand, we are party to distributor agreements with each manufacturer of products we distribute pursuant to which we are the distributor of these products in those countries and nearby markets. The agreements govern all aspects of our distribution rights, including sales and service activities, service and warranty terms, use of intellectual property, promotion and advertising provisions, pricing and payment terms, and indemnification requirements. The agreement with Western Star expires in 2025, the agreement with MTU expires in 2024 and the agreement with Detroit Diesel expires in 2025. We also are party to shipping agreements with respect to importing those products. For each of our non-company owned dealers, we have signed a franchise agreement with terms that set forth the dealer’s obligations with respect to the sales and servicing of these vehicles.

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

For used vehicle sales, we compete in a highly fragmented market which sells approximately 40 million units annually through other franchised dealers, independent used vehicle dealers, automobile rental agencies, purchasing services, private parties and used vehicle “superstores” for the procurement and resale of used vehicles. We compete with other franchised dealers to perform warranty repairs, and with other dealers, franchised and non-franchised service center chains, and independent garages for non-warranty repair and routine maintenance business. We compete with other dealers, franchised and independent aftermarket repair shops, and parts retailers in our parts operations. We believe that the principal factors consumers consider when determining where to purchase vehicle parts and service are price, the use of factory-approved replacement parts, facility location, the familiarity with a manufacturer’s brands and the quality of customer service. A number of regional or national chains offer selected parts and services at prices that may be lower than our prices.

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

The brands we represent in Australia hold a 5.9% market share in the Australian heavy-duty truck market, and a 5.2% market share in New Zealand.

PTL. As an alternative to using PTL’s full-service truck leasing or contract maintenance services, we believe that most potential customers perform some or all of these services themselves. They may also purchase similar or alternative services from other third-party vendors. Its full-service truck leasing operations compete with companies providing similar services on a national, regional and local level. Many regional and local competitors provide services on a national level through their participation in various cooperative programs. Competitive factors include price, maintenance, service and geographic coverage. PTL competes with finance lessors, truck and trailer manufacturers, and independent dealers, each of which provides full-service lease products, finance leases, extended warranty maintenance, rental, and other transportation services. Its contract maintenance offering competes primarily with truck and trailer manufacturers and independent dealers who provide maintenance services.

Its commercial and consumer rental operations compete with several other nationwide vehicle rental systems, a large number of vehicle leasing and rental companies with multiple branches operating on a regional basis, and many similar companies operating primarily on a local basis. Because a significant portion of its rentals are used for moving and relocation, PTL competes with local and national moving and storage companies, as well as alternatives such as portable container-based transportation and storage. In its rental operations, it competes primarily on the basis of equipment availability, geographic location and customer service.

PTL’s logistics business competes with other dedicated logistics providers, transportation management businesses, freight brokers, warehouse providers and truckload carriers on a national, regional and local level, as well as with the internal supply chain functions of prospective customers who rely on their own resources for logistics management. Competitive factors include price, efficient logistical design offerings, equipment, maintenance, service, technology and geographic coverage, and driver and operations expertise. PTL seeks to combine its logistics services with our existing full-service truck leasing and truck rental business to create an integrated transportation solution for its customers.

Employees and Labor Relations

As of December 31, 2016, we employed more than 24,000 people, approximately 710 of whom were covered by collective bargaining agreements with labor unions. We consider our relations with our employees to be satisfactory. Our policy is to motivate our key managers through, among other things, variable compensation programs tied principally to local profitability. Due to our reliance on vehicle manufacturers, we may be adversely affected by labor strikes or work stoppages at the manufacturers’ facilities.

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

In the U.S., we benefit from the protection of numerous state franchise laws that generally provide that a manufacturer or distributor may not terminate or refuse to renew a franchise agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or non-renewal. Some state franchise laws allow dealers to file protests or petitions or to attempt to comply with the manufacturer’s criteria within the notice period to avoid the termination or non-renewal. Our international locations generally do not have these laws and, as a result, our international operations operate without these types of protections.

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

Commercial Vehicle Distribution. Our commercial vehicle distribution business generally experiences higher sales volumes during the second quarter of the year, which is primarily attributable to commercial vehicle customers completing annual capital expenditures before their fiscal year-end, which is typically June 30 in Australia.

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

The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include the following:

Macro-economic conditions. Our performance is impacted by general economic conditions overall, and in particular by economic conditions in the markets in which we operate. These economic conditions include: levels of new and used vehicle sales; availability of consumer credit; changes in consumer demand; consumer confidence levels; fuel prices; personal discretionary spending levels; interest rates; and unemployment rates. When the worldwide economy faltered and the worldwide automotive industry experienced significant operational and financial difficulties in 2008 and 2009, we were adversely affected, and we expect a similar relationship between general economic and industry conditions and our performance in the future. The Brexit vote noted below has generated significant macroeconomic challenges for the global economy. We cannot predict the future effect of the Brexit vote on macroeconomic conditions or the automotive industry in particular, although any sustained drop in vehicle sales would adversely affect our operating results.

Vehicle manufacturers exercise significant control over us. Each of our new vehicle dealerships and distributor operations operate under franchise and other agreements with automotive manufacturers, commercial vehicle manufacturers, or related distributors. These agreements govern almost every aspect of the operation of our dealerships, and give manufacturers the discretion to terminate or not renew our franchise agreements for a variety of reasons, including certain events outside our control such as accumulation of our stock by third parties. Without franchise or distributor agreements, we would be unable to sell or distribute new vehicles or perform manufacturer authorized warranty service. If a significant number of our franchise agreements are terminated or are not renewed, or, with respect to our distributor operations, a competing distributor were introduced, we would be materially affected.

Brand reputation. Our businesses, and our commercial vehicle operations in particular as those are more concentrated with a particular manufacturer, are impacted by consumer demand and brand preference, including consumers’ perception of the quality of those brands. A decline in the quality and brand reputation of the vehicles or other products we sell or distribute, as a result of events such as manufacturer recalls or legal proceedings, may adversely affect our business. If such events were to occur, the profitability of our business related to those manufacturers could be adversely affected. In September 2015, Volkswagen Group of America, Inc. and Volkswagen AG received notice from the U.S. Environmental Protection Agency, U.S. Department of Justice and the California Air Resources Board informing them that those agencies had determined that certain Volkswagen and Audi diesel vehicles do not comply with applicable emissions regulations. There have been more recent conflicting reports whether similar issues are present in other manufacturers’ vehicles. While the Volkswagen and Audi diesel vehicles at issue represent a small portion of our total vehicle sales, should such non-compliance by the automotive manufacturers prove widespread or be present in a substantial number of vehicles we sell, our business could be adversely affected.

Restructuring, bankruptcy or other adverse conditions affecting a significant automotive manufacturer or supplier. Our success depends on the overall success of the automotive industry generally, and in particular on the success of the brands of vehicles that each of our dealerships sell. In 2016, revenue generated at our BMW/MINI, Audi/Volkswagen/Porsche/Bentley, Toyota/Lexus, and Mercedes-Benz/Sprinter/smart dealerships represented 25%, 24%, 15%, and 10%, respectively, of our total automotive dealership revenues. Significant adverse events, such as the earthquake and tsunami that struck Japan in March 2011 and resulted in reduced new vehicle production by Japanese automotive manufacturers in 2011, or other future events that interrupt vehicle or parts supply to our dealerships, would likely have a significant and adverse impact on the industry as a whole, including us, particularly if the events impact any of the manufacturers whose franchises generate a significant percentage of our revenue.

Manufacturer incentive programs. Vehicle manufacturers offer incentive programs intended to promote and support vehicle sales. These incentive programs include but are not limited to customer rebates, dealer incentives on new vehicles, manufacturer floor plan interest and advertising assistance, and warranties on new and used vehicles. A discontinuation of or change to the manufacturers’ incentive programs may adversely impact vehicle demand, the value of new and used vehicles, and may materially affect our results of operations.

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

Evolving automotive and trucking industries. The automotive and trucking industries are predicted to experience rapid change. Shared vehicle services such as Uber and Lyft provide consumers with increased choice in their personal mobility options. The effect of these and similar mobility options on the retail automotive industry is uncertain, and may include lower levels of new vehicles sales, but with increasing miles driven, which could require additional demand for vehicle maintenance. In addition, technological advances are facilitating the development of driverless vehicles. The eventual timing of availability of driverless vehicles is uncertain due to regulatory requirements, additional technological requirements, and uncertain consumer acceptance of these vehicles. The effect of driverless vehicles on the automotive retail and trucking industries is uncertain and could include changes in the level of new and used vehicles sales, the price of new vehicles, and the role of franchised dealers, any of which could materially and adversely affect our business.

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

Leverage. Our significant debt and other commitments expose us to a number of risks, including:

Cash requirements for debt and lease obligations. A significant portion of the cash flow we generate must be used to service the interest and principal payments relating to our various financial commitments, including $3.3 billion of floor plan notes payable, $1.9 billion of non-vehicle long-term debt and $4.5 billion of future lease commitments (including extension periods that are reasonably assured of being exercised and assuming constant consumer price indices). A sustained or significant decrease in our operating cash flows could lead to an inability to meet our debt service or lease requirements or to a failure to meet specified financial and operating covenants included in certain of our agreements. If this were to occur, it may lead to a default under one or more of our commitments and potentially the acceleration of amounts due, which could have a significant and adverse effect on us.

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

Impairment of our goodwill or other indefinite-lived intangible assets has in the past had, and in the future could have, a material adverse impact on our earnings. We evaluate goodwill and other indefinite-lived intangible assets for impairment annually and upon the occurrence of an indicator of impairment. Our process for impairment testing of these assets is described further under “Impairment Testing” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates. If we determine that the amount of our goodwill or other indefinite-lived intangible assets are impaired at any point in time, we would be required to reduce the value of these assets on our balance sheet, which would also result in a material non-cash impairment charge that could also have a material adverse effect on our results of operations for the period in which the impairment occurs.

Performance of sublessees. In connection with the sale, relocation and closure of certain of our franchises, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties in 2016 totaled approximately $20.6 million. In the aggregate, we remain ultimately liable for approximately $211.4 million of such lease payments including payments relating to all available renewal periods. We rely on our sub-tenants to pay the rent and maintain the properties covered by these leases. In the event a subtenant does not perform under the terms of their lease with us, we could be required to fulfill such obligations, which could have a significant and adverse effect on us.

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

In addition, commentators have suggested the Brexit vote could lead to further referenda as to whether certain of the four countries that comprise the United Kingdom (England, Scotland, Wales and Northern Ireland) will remain a part of the European Union. While the majority of our U.K. operations are in England, we also have operations in Scotland, Wales and Northern Ireland. The same factors noted above apply to any potential exit of these countries from the United Kingdom.

As exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. The British Pound has weakened since the Brexit vote, with an average exchange rate of British Pounds to U.S. Dollars of 1.36 for 2016 compared to 1.53 in 2015, a decrease of 11.3%. A weakening British Pound as compared to the U.S. Dollar negatively impacts our U.S. Dollar reported results of operations. Our U.K. business generated 32% of our total revenue for the year ended December 31, 2016. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, consolidated financial position, results of operations, and cash flows.

The success of our commercial vehicle distribution businesses are directly impacted by availability and demand for the vehicles and other products we distribute. We are the exclusive distributor of Western Star commercial trucks, MAN commercial trucks and buses, and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand and portions of the Pacific. We are also the distributor of diesel and gas engines and power systems in these same markets. The profitability of these businesses depends upon the number of vehicles, engines, power systems and parts we distribute, which in turn is impacted by demand for these products. We believe demand is subject to general economic conditions, exchange rate fluctuations, regulatory changes, competitiveness of the products and other factors over which we have limited control. In the event sales of these products are less than we expect, our related results of operations and cash flows for this aspect of our business may be materially adversely affected. The products we distribute are principally manufactured at a limited number of locations. In the event of a supply disruption or if sufficient quantities of the vehicles, engines, power systems and parts are not made available to us, or if we accept these products and are unable to economically distribute them, our cash flows or results of operations may be materially adversely affected.

Australian economic conditions.  Our commercial vehicle distribution operations in Australia and New Zealand may be impacted by local economic conditions and in particular, the price of commodities such as copper and iron ore which may impact the desire of our customers to operate their mining operations and replace their vehicle fleets. Adverse pricing concerns of those, and other commodities, may have a material adverse effect on our ability to distribute, and/or retail, commercial vehicles and other products profitably. These same conditions may also negatively impact the value of the Australian dollar versus the U.S. dollar, which negatively impacts our U.S. dollar reported financial results and the pricing of products sold by Penske Commercial Vehicles, which are manufactured in the U.S., U.K., and Germany.

International and foreign currency risk. We have significant operations outside the U.S. that expose us to changes in foreign exchange rates and to the impact of economic and political conditions in the markets where we operate. As exchange rates fluctuate, our results of operations as reported in U.S. Dollars fluctuate. For example, if the U.S. Dollar were to continue to strengthen against the British Pound, our U.K. results of operations would translate into less U.S. Dollar reported results. This occurred in the second quarter of 2016 in large part due to the Brexit vote noted above. The British Pound has weakened since the Brexit vote, with an average exchange rate of British Pounds to U.S. Dollars of 1.36 for 2016 compared to 1.53 in 2015, a decrease of 11.3%. Sustained levels or an increase in the value of the U.S. Dollar, particularly as compared to the British Pound, could result in a significant and adverse effect on our reported results.

Joint ventures. We have significant investments in a variety of joint ventures, including retail automotive operations in Germany, Italy and Spain. We previously had a 9.0% interest in PTL, and as of July 27, 2016, increased our ownership to 23.4%. We expect to receive annual operating distributions from PTL and the other ventures, and in the case of PTL, realize significant cash tax savings. These benefits may not be realized if the joint ventures do not perform as expected, or if changes in tax, financial, or regulatory requirements negatively impact the results of the joint venture operations. Our ability to dispose of these investments may be limited. In addition, the relevant joint venture agreement and other contractual restrictions may limit our access to the cash flows of these joint ventures. For example, PTL’s principal debt agreements allow partner distributions only as long as they are not in default under that agreement and the amount they pay does not exceed 50% of its consolidated net income.

Additional risks relating to PTL. PTL’s business has additional risks to those in the retail business.

Customers. PTL has a more concentrated customer base than we do and is subject to changes in the financial health of its customers, changes in their asset utilization rates and increased competition for those customers.

Workforce. PTL requires a significant number of qualified drivers and technicians which may be difficult to hire, and is subject to increased compliance costs or work stoppages relating to those employees, particularly in regards to changes in labor laws and time of work rules regarding those employees.

Fleet risk. As one of the largest purchasers of commercial trucks in North America, PTL requires continued availability from truck manufacturers and suppliers of vehicles and parts for its fleet, which may be uncertain, in particular if a significant recall were to occur. In addition, because PTL sells a large number of trucks each year and is subject to residual risk for the vehicles it leases to customers, changes in values of used trucks affects PTL’s profitability.

Capital markets risk. PTL relies on banks and the capital markets to fund its operations and capital commitments. PTL had a significant amount of total indebtedness at December 31, 2016, which it uses in part to purchase its vehicle fleet, and therefore is subject to changes in, and continued access to, the capital markets.

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

Regulatory issues. We are subject to a wide variety of regulatory activities, including:

Governmental regulations, claims and legal proceedings. Governmental regulations affect almost every aspect of our business, including the fair treatment of our employees, wage and hour issues, and our financing activities with customers. In California, judicial decisions call into question whether long-standing methods for compensating dealership employees comply with the local wage and hour rules. We could be susceptible to claims or related actions if we fail to operate our business in accordance with applicable laws or it is determined that long-standing compensation methods did not comply with local laws. Claims arising out of actual or alleged violations of law which may be asserted against us or any of our dealers by individuals, through class actions, or by governmental entities in civil or criminal investigations and proceedings, may expose us to substantial monetary damages which may adversely affect us.

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

Changes in law. New laws and regulations at the state and federal level may be enacted which could materially adversely impact our business. For example, in 2013, a ballot initiative in California titled the California Car Buyers Protection Act was proposed that would have eliminated our ability to be compensated for assisting in financing customer vehicle purchases, among other matters. In addition, representatives from the federal government have proposed a tax on the value of imported foreign-sourced vehicles. As we sell a large number of such vehicles, if any such proposal ultimately led to higher consumer prices for these vehicles, we would be adversely affected. If these initiatives or other adverse changes in law were to be enacted, it could have a significant and adverse effect on us.

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

Accounting rules and regulations. The Financial Accounting Standards Board is currently evaluating several significant changes to GAAP in the U.S., and has recently issued new guidelines for revenue recognition and lease accounting. Upon adoption and effectiveness, such changes could significantly affect our reported financial position, earnings and cash flows. See the disclosure provided under “Recent Accounting Pronouncements” in Part II, Item 8, Note 1 of the Notes to our Consolidated Financial Statements. In addition, changes to lease accounting could affect PTL customers’  decisions to purchase or lease trucks, which could adversely affect their business if leasing becomes a less favorable option.

Related parties. Our two largest stockholders, Penske Corporation and its affiliates (“Penske Corporation”) and Mitsui & Co. and its affiliates (“Mitsui”), together beneficially own approximately 58% of our outstanding common stock. The presence of such significant shareholders results in several risks, including:

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

We have a significant number of shares of common stock eligible for future sale. Penske Corporation and Mitsui own approximately 58% of our common stock and each has two demand registration rights that could result in a substantial number of shares being introduced for sale in the market. We also have a significant amount of authorized but unissued shares. The introduction of any of these shares into the market could have a material adverse effect on our stock price.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “PAG.” As of February 22, 2017, there were 176 holders of record of our common stock. The following table sets forth the high and low sales prices and quarterly dividends per share for our common stock as reported on the New York Stock Exchange Composite Tape during each quarter of 2016 and 2015.

	High	Low	Dividend
2015:
First Quarter	$52.70	$46.01	$0.22
Second Quarter	54.14	48.09	0.23
Third Quarter	54.39	43.39	0.24
Fourth Quarter	51.84	41.30	0.25
2016:
First Quarter	$41.72	$29.41	$0.26
Second Quarter	40.89	31.02	0.27
Third Quarter	50.07	29.29	0.28
Fourth Quarter	56.05	41.90	0.29

Dividends

In addition to the dividends noted above, we have announced the payment of a dividend of $0.30 per share to be paid on March 1, 2017 to shareholders of record as of February 20, 2017. Future cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions imposed by any then-existing indebtedness and other factors considered relevant by our Board of Directors. In particular, our U.S. credit agreement and the indentures governing our 5.75%, 5.375%, and 5.50% senior subordinated notes contain, and any future indenture that governs any notes which may be issued by us may contain, certain limitations on our ability to pay dividends. Refer to the disclosures provided in Part II, Item 8, Note 9 of the Notes to our Consolidated Financial Statements set forth below for a detailed description of our long-term debt obligations. We are a holding company whose assets consist primarily of the direct or indirect ownership of the capital stock of our operating subsidiaries. Consequently, our ability to pay dividends is dependent upon the earnings of our subsidiaries and their ability to distribute earnings and other advances and payments to us.

Securities Repurchases

In the fourth quarter of 2015, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities to $200.0 million.  As of December 31, 2016,  our remaining authorization under the program was $32.1 million.  For further information with respect to repurchases of our shares by us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Securities Repurchases.”

SHARE INVESTMENT PERFORMANCE

The following graph compares the cumulative total stockholder returns on our common stock based on an investment of $100 on December 31, 2011 and the close of the market on December 31 of each year thereafter against (i) the Standard & Poor’s 500 Index and (ii) an industry/peer group consisting of Asbury Automotive Group, Inc., AutoNation, Inc., Group 1 Automotive, Inc., Lithia Motors, Inc., and Sonic Automotive, Inc. The graph assumes the reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Penske Automotive Group, Inc., the S&P 500 Index and a Peer Group

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	Cumulative Total Return
	12/11	12/12	12/13	12/14	12/15	12/16
Penske Automotive Group, Inc.	100.00	159.14	253.81	268.68	236.12	297.88
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
Peer Group	100.00	119.56	159.22	198.73	194.18	172.99

Item 6.  Selected Financial Data

The following table sets forth our selected historical consolidated financial and other data as of and for each of the five years in the period ended December 31, 2016, which has been derived from our audited consolidated financial statements. During the periods presented, we made a number of acquisitions and have included the results of operations of the acquired dealerships from the date of acquisition. As a result, our period to period results of operations vary depending on the dates of the acquisitions. Accordingly, this selected financial data is not necessarily comparable or indicative of our future results. During the periods presented, we also sold or made available for sale certain entities which have been treated as discontinued operations in accordance with generally accepted accounting principles.  You should read this selected consolidated financial data in conjunction with our audited consolidated financial statements and related footnotes included elsewhere in this report.

	As of and for the Years Ended December 31,
	2016	2015	2014 (1)	2013	2012 (2)
	(In millions, except share and per share data)
Consolidated Statement of Operations Data:
Total revenues	$20,118.5	$19,284.9	$17,232.0	$14,482.5	$12,944.1
Gross profit	$2,966.6	$2,867.5	$2,579.2	$2,201.0	$1,979.9
Income from continuing operations attributable to Penske Automotive Group common stockholders (3)	$343.9	$329.6	$301.4	$247.0	$194.2
Net income attributable to Penske Automotive Group common stockholders	$342.9	$326.1	$286.7	$244.2	$185.5
Diluted earnings per share from continuing operations attributable to Penske Automotive Group common stockholders	$4.00	$3.67	$3.34	$2.73	$2.15
Diluted earnings per share attributable to Penske Automotive Group common stockholders	$3.99	$3.63	$3.17	$2.70	$2.05
Shares used in computing diluted share data	86,000,754	89,759,626	90,354,839	90,330,621	90,342,315
Balance Sheet Data:
Total assets (4)	$8,861.1	$8,013.4	$7,217.6	$6,408.0	$5,370.7
Total floor plan notes payable	$3,317.8	$3,379.6	$2,746.4	$2,579.7	$2,095.4
Total debt (excluding floor plan notes payable) (4)	$1,877.1	$1,275.0	$1,342.6	$989.3	$905.6
Total equity attributable to Penske Automotive Group common stockholders	$1,750.9	$1,790.2	$1,652.8	$1,504.4	$1,304.2
Cash dividends per share	$1.10	$0.94	$0.78	$0.62	$0.46

(1)

Includes a gain of $16.0 million ($9.7 million after tax), or $0.10 per share, relating to the revaluation at fair value of a previously held non-controlling interest in PTG, of which we acquired a controlling interest in November 2014.

(2)	Includes charges of $17.8 million ($13.0 million after-tax), or $0.14 per share, relating to costs associated with the repurchase and redemption of our 7.75% senior subordinated notes.
(3)

Excludes income from continuing operations attributable to non-controlling interests of $3.5 million, $4.3 million, $3.4 million, $1.5 million, and $1.7 million in 2016, 2015, 2014, 2013, and 2012, respectively.

(4)

Includes reclassifications due to the retrospective application of Accounting Standards Update No. 2015-03, “Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs” of $9.3 million, $10.6 million, $7.5 million, and $8.3 million in 2015, 2014, 2013, and 2012, respectively.

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

Overview

We are an international transportation services company that operates automotive and commercial truck dealerships principally in the United States, Canada and Western Europe, and distributes commercial vehicles, diesel engines, gas engines, power systems and related parts and services principally in Australia and New Zealand. We employ more than 24,000 people worldwide.

In 2016, our business generated $20.1 billion in total revenue, which is comprised of $18.7 billion from retail automotive dealerships, $1.0 billion from retail commercial truck dealerships and $0.4 billion from commercial vehicle distribution and other operations.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $18.7 billion in total retail automotive dealership revenue we generated in 2016. As of December 31, 2016, we operated 355 retail automotive franchises, of which 164 franchises are located in the U.S. and 191 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In 2016, we retailed and wholesaled more than 556,000 vehicles. We are diversified geographically, with 59% of our total retail automotive dealership revenues in 2016 generated in the U.S. and Puerto Rico and 41% generated outside the U.S. We offer over 40 vehicle brands, with 72% of our retail automotive dealership revenue in 2016 generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offer a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products. In March 2016, we acquired an additional 8% interest in the Jacobs Group, one of our German automotive dealership joint ventures, and now own 68% of that joint venture. We began consolidating this joint venture during the third quarter of 2015.

Retail automotive dealerships represented 92.8% of our total revenues and 91.2% of our total gross profit in 2016.

Retail Commercial Truck Dealership. In November 2014, we acquired a controlling interest in a heavy and medium duty truck dealership group located primarily in Texas and Oklahoma, which we renamed Premier Truck Group (“PTG”). Prior to the 2014 transaction, we held a 32% interest in PTG and accounted for this investment under the equity method. In 2015, we acquired an additional 5% of PTG, bringing our ownership interest to 96%. In April 2016, we acquired the remaining ownership interests of PTG, bringing our total ownership interest to 100%.

As of December 31, 2016, PTG operated twenty locations in the U.S. and Canada, including fourteen full-service dealerships offering primarily Freightliner and Western Star branded trucks. Two of these locations, Chattanooga and Knoxville, were acquired in February 2015. Four of these locations were acquired in April 2016 and represent Freightliner and Western Star in the greater Toronto, Canada market area. We acquired two additional retail commercial truck dealerships that also represent Freightliner in December 2016 in the Niagara Falls, Canada market area. PTG also offers a full range of used trucks available for sale as well as service and parts departments, many of which are open 24 hours a day, seven days a week.

This business represented 5.0% of our total revenues and 4.8% of our total gross profit in 2016.

Commercial Vehicle Distribution. We are the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand and portions of the Pacific. This business, known as Penske Commercial Vehicles Australia (“PCV Australia”), distributes commercial vehicles and parts to a network of more than 70 dealership locations, including six company-owned retail commercial vehicle dealerships.

We are also a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Mercedes-Benz Industrial, Allison Transmission and MTU Onsite Energy. This business, known as Penske Power Systems (“PPS”), offers products across the on- and off-highway markets in Australia, New Zealand and portions of the Pacific and supports full parts and aftersales service through a network of branches, field locations and dealers across the region. The on-highway portion of this business complements our existing PCV Australia distribution business.

These businesses represented 2.1% of our total revenues and 3.9% of our total gross profit in 2016.

Penske Truck Leasing. We currently hold a 23.4% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation services and supply chain management. PTL is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental and contract maintenance, along with logistic services such as dedicated contract carriage, distribution center management, transportation management and lead logistics provider. On July 27, 2016, we acquired an additional 14.4% ownership interest in PTL from subsidiaries of GE Capital Global Holdings, LLC (collectively, “GE Capital”) for approximately $498.5 million in cash to bring our total ownership interest to 23.4%. Prior to this acquisition, we held a 9.0% ownership interest in PTL. PTL is currently owned 41.1% by Penske Corporation, 23.4% by us, 20.0% by affiliates of Mitsui & Co., Ltd. (“Mitsui”), and 15.5% by GE Capital. We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments.

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

Aggregate revenue and gross profit increased $833.6 million, or 4.3%, and $99.1 million, or 3.5%, respectively, during 2016 compared to 2015. The increases are largely attributable to increases in new and used vehicle, finance and insurance, and service and parts revenue and gross profit from net dealership acquisitions.

Additionally, as exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to weaken against the U.S. Dollar, our U.K. results of operations would translate into less U.S. Dollar reported results. The British Pound weakened against the U.S. Dollar during 2016 compared to

2015, which negatively impacted our reported results of operations. On June 23, 2016, the United Kingdom held a referendum in which a majority voted to exit the European Union (“Brexit”). The British Pound has weakened since the Brexit vote, with an average exchange rate of British Pounds to U.S. Dollars of 1.36 for 2016 compared to 1.53 in 2015, a decrease of 11.3%. Foreign currency average rate reductions decreased revenue and gross profit by $827.0 million and $107.6 million, respectively, in 2016.  Foreign currency average rate reductions also reduced earnings per share from continuing operations by approximately $0.18 per share in 2016. Excluding the impact of foreign currency average rate reductions, revenue and gross profit increased 8.6% and 7.2%, respectively, in 2016.

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

During the first quarter of 2015, we divested our car rental business that included Hertz car rental franchises in the Memphis, Tennessee market and certain markets throughout Indiana in light of our perceived inability to grow that business. The results of operations of our car rental business are included in discontinued operations for the years ended December 31, 2015 and 2014.

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

Revenue Recognition

Dealership Vehicle, Parts and Service Sales. We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is completed, and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenue). During 2016,  2015, and 2014, we earned $654.9 million, $628.9 million, and $592.5 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $638.2 million, $611.7 million, and $578.2 million, respectively, was recorded as a reduction of cost of sales. The remaining $16.7 million, $17.2 million, and $14.3 million, was recorded as a reduction of selling, general and administrative expenses during 2016,  2015, and 2014, respectively.

Dealership Finance and Insurance Sales. Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $23.5 million and $23.8 million as of December 31, 2016 and 2015, respectively.

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

Goodwill impairment is assessed at the reporting unit level annually on October 1 and upon the occurrence of an indicator of impairment. Our operations are organized by management into operating segments by line of business and geography. We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations and other non-automotive consolidated operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations. We have determined that the dealerships in each of our operating segments within the Retail Automotive reportable segment are components that are aggregated into four geographical reporting units for the purpose of goodwill impairment testing, as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals), and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The geographic reporting units are Eastern, Central, and Western United States and International. Our Retail Commercial Truck reportable segment has been determined to represent one operating segment and reporting unit. The goodwill included in our Other reportable segment relates primarily to our commercial vehicle distribution operating segment. There is no goodwill recorded in our Non-Automotive Investments reportable segment.

For our Retail Automotive and Retail Commercial Truck reporting units, we prepared a qualitative assessment of the carrying value of goodwill using the criteria in ASC 350-20-35-3 to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. If it were determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, additional analysis would be unnecessary. During 2016, we concluded that it was not more likely than not that any of the retail automotive or retail commercial truck reporting units’ fair values were less than their carrying amount. If additional impairment testing was necessary, we would have estimated the fair value of our reporting units using an “income” valuation approach. The “income” valuation approach estimates our enterprise value using a net present value model, which discounts projected free cash flows of our business using the weighted average cost of capital as the discount rate. In connection with this process, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization. We believe this reconciliation process is consistent with a market participant perspective. This consideration would also include a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest, and other significant assumptions including revenue and profitability growth, franchise profit margins, residual values and the cost of capital.

For our Other reportable segment, we performed our impairment test by comparing the estimated fair value of each reporting unit with its carrying value. We estimated the fair value of these reporting units using an “income” valuation approach, as described above. We concluded that the fair value of each of these reporting units exceeded its carrying value.

Investments

We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $893.4 million and $336.4 million as of December 31, 2016 and 2015, respectively, including $823.8 million and $290.6 million relating to PTL as of December 31, 2016 and 2015, respectively. In July 2016, we increased our ownership interest in PTL from 9.0% to 23.4% as a result of our acquisition of an additional 14.4% ownership interest, as discussed previously.

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

Self-Insurance

We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, vehicle physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $28.3 million and $26.4 million as of December 31, 2016 and 2015, respectively.

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

We do not provide for U.S. taxes relating to undistributed earnings or losses of our non-U.S. subsidiaries. Income from continuing operations before income taxes of non-U.S. subsidiaries (which subsidiaries are predominately in the U.K.) was $191.4 million, $182.5 million, and $170.6 million during 2016,  2015, and 2014, respectively. We believe these earnings will be indefinitely reinvested in the companies that produced them. At December 31, 2016, we have not provided U.S. federal income taxes on a temporary difference of $816.5 million related to the excess of financial reporting basis over tax basis in our non-U.S. subsidiaries.

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

Results of Operations

The following tables present comparative financial data relating to our operating performance in the aggregate and on a “same-store” basis. Dealership results are included in same-store comparisons when we have consolidated the acquired entity during the entirety of both periods being compared. As an example, if a dealership were acquired on January 15, 2014, the results of the acquired entity would be included in annual same-store comparisons beginning with the year ended December 31, 2016 and in quarterly same store comparisons beginning with the quarter ended June 30, 2015.

2016 compared to 2015 and 2015 compared to 2014 (in millions, except unit and per unit amounts)

Our results for 2014 include a gain of $16.0 million ($9.7 million after-tax), or $0.10 per share, relating to the revaluation at fair value of a previously held non-controlling interest in PTG, of which we acquired a controlling interest in November 2014.

Retail Automotive Dealership New Vehicle Data

(In millions, except unit and per unit amounts)

			2016 vs. 2015				2015 vs. 2014
New Vehicle Data	2016	2015	Change	% Change	2015	2014	Change	% Change
New retail unit sales	249,695	233,524	16,171	6.9%	233,524	216,609	16,915	7.8%
Same-store new retail unit sales	229,401	227,138	2,263	1.0%	223,692	213,798	9,894	4.6%
New retail sales revenue	$9,547.1	$9,208.9	$338.2	3.7%	$9,208.9	$8,698.8	$510.1	5.9%
Same-store new retail sales revenue	$8,941.3	$9,065.5	$(124.2)	(1.4)%	$8,917.2	$8,573.0	$344.2	4.0%
New retail sales revenue per unit	$38,235	$39,434	$(1,199)	(3.0)%	$39,434	$40,159	$(725)	(1.8)%
Same-store new retail sales revenue per unit	$38,977	$39,912	$(935)	(2.3)%	$39,864	$40,099	$(235)	(0.6)%
Gross profit — new	$733.8	$706.9	$26.9	3.8%	$706.9	$674.6	$32.3	4.8%
Same-store gross profit — new	$662.9	$685.9	$(23.0)	(3.4)%	$676.5	$666.5	$10.0	1.5%
Average gross profit per new vehicle retailed	$2,939	$3,027	$(88)	(2.9)%	$3,027	$3,115	$(88)	(2.8)%
Same-store average gross profit per new vehicle retailed	$2,890	$3,020	$(130)	(4.3)%	$3,024	$3,117	$(93)	(3.0)%
Gross margin % — new	7.7%	7.7%	—%	—%	7.7%	7.8%	(0.1)%	(1.3)%
Same-store gross margin % — new	7.4%	7.6%	(0.2)%	(2.6)%	7.6%	7.8%	(0.2)%	(2.6)%

Units

Retail unit sales of new vehicles increased from 2015 to 2016, with an increase of 21.4% internationally and a decrease of 0.5% in the U.S. The increase is due to a 13,908 unit increase from net dealership acquisitions, coupled with a 2,263 unit, or 1.0%, increase in same-store new retail unit sales during the year. New units increased internationally primarily due to inclusion of our German automotive dealership joint venture which we began consolidating during the third quarter of 2015, as well as due to the strong performance of our U.K. business, which experienced a 7.4% increase in same-store new unit sales. The same-store unit decrease in the U.S. was driven primarily by an increased focus on improvements to gross profit, which negatively impacted unit sales. Overall, same-store units increased 7.4% internationally and decreased 2.1% in the U.S.

The increase from 2014 to 2015 is due to a 9,894 unit, or 4.6%, increase in same-store new retail unit sales, coupled with a 7,021 unit increase from net dealership acquisitions during the year. Same-store units increased 2.3% in the U.S. and 9.8% internationally due in part to more favorable macro-economic conditions in the U.S. and in the U.K. The overall same-store increase was driven primarily by a 6.4% increase in our premium brands.

Overall, we believe our premium brands, particularly internationally, are being positively impacted by favorable market conditions, including low levels of unemployment, strong credit availability and attractive financing offers, lower consumer fuel costs, and the introduction of new models and evolving technology.

Revenues

New vehicle retail sales revenue increased from 2015 to 2016 due to a $462.4 million increase from net dealership acquisitions, offset by a $124.2 million, or 1.4%, decrease in same-store revenues. Excluding $364.0 million of negative foreign currency fluctuations, same-store new retail revenue increased 2.6%. The same-store revenue decrease is due to the $935 per unit decrease in comparative average selling prices per unit (including a $1,586 per unit decrease attributable to negative foreign currency fluctuations), which decreased revenue by $212.4 million, somewhat offset by an increase in same-store new retail unit sales, which increased revenue by $88.2 million.

The increase from 2014 to 2015 is due to a $344.2 million, or 4.0%, increase in same-store revenues, coupled with a $165.9 million increase from net dealership acquisitions during the year. Excluding $277.2 million of negative foreign currency fluctuations, same-store new retail revenue increased 7.2%. The same-store revenue increase is due to the increase in same-store new retail unit sales, which increased revenue by $394.4 million, somewhat offset by a $235 per unit decrease in comparative average selling prices per unit (including a $1,239 per unit decrease attributable to negative foreign currency fluctuations), which decreased revenue by $50.2 million.

Gross Profit

Retail gross profit from new vehicle sales increased from 2015 to 2016 due to a $49.9 million increase from net dealership acquisitions, offset by a $23.0 million, or 3.4%, decrease in same-store gross profit during the year. Excluding $30.3 million of negative foreign currency fluctuations, same-store gross profit increased 1.1%. The decrease in same-store gross profit is due to a $130 per unit decrease in the average gross profit per new vehicle retailed (including a $132 per unit decrease attributable to negative foreign currency fluctuations), which decreased gross profit by $29.5 million, somewhat offset by the increase in same-store new retail unit sales, which increased gross profit by $6.5 million.

The increase from 2014 to 2015 is due to a $22.3 million increase from net dealership acquisitions, coupled with a $10.0 million, or 1.5%, increase in same-store gross profit during the year. Excluding $24.5 million of negative foreign currency fluctuations, same-store gross profit increased 5.2%. The increase in same-store gross profit is due to the increase in same-store new retail unit sales, which increased gross profit by $29.9 million, somewhat offset by a $93 per unit decrease in the average gross profit per new vehicle retailed (including a $110 per unit decrease attributable to negative foreign currency fluctuations), which decreased gross profit by $19.9 million.

Retail Automotive Dealership Used Vehicle Data

(In millions, except unit and per unit amounts)

			2016 vs. 2015				2015 vs. 2014
Used Vehicle Data	2016	2015	Change	% Change	2015	2014	Change	% Change
Used retail unit sales	207,556	198,459	9,097	4.6%	198,459	182,109	16,350	9.0%
Same-store used retail unit sales	191,234	192,093	(859)	(0.4)%	189,548	180,155	9,393	5.2%
Used retail sales revenue	$5,663.7	$5,425.5	$238.2	4.4%	$5,425.5	$4,971.1	$454.4	9.1%
Same-store used retail sales revenue	$5,267.0	$5,295.7	$(28.7)	(0.5)%	$5,233.3	$4,924.9	$308.4	6.3%
Used retail sales revenue per unit	$27,287	$27,338	$(51)	(0.2)%	$27,338	$27,297	$41	0.2%
Same-store used retail sales revenue per unit	$27,542	$27,568	$(26)	(0.1)%	$27,609	$27,337	$272	1.0%
Gross profit — used	$330.5	$328.3	$2.2	0.7%	$328.3	$335.5	$(7.2)	(2.1)%
Same-store gross profit — used	$310.2	$325.9	$(15.7)	(4.8)%	$322.4	$332.8	$(10.4)	(3.1)%
Average gross profit per used vehicle retailed	$1,592	$1,654	$(62)	(3.7)%	$1,654	$1,842	$(188)	(10.2)%
Same-store average gross profit per used vehicle retailed	$1,622	$1,696	$(74)	(4.4)%	$1,701	$1,847	$(146)	(7.9)%
Gross margin % — used	5.8%	6.1%	(0.3)%	(4.9)%	6.1%	6.7%	(0.6)%	(9.0)%
Same-store gross margin % — used	5.9%	6.2%	(0.3)%	(4.8)%	6.2%	6.8%	(0.6)%	(8.8)%

Units

Retail unit sales of used vehicles increased from 2015 to 2016, with an increase of 14.7% internationally and a decrease of 1.5% in the U.S. The increase is due to a 9,956 unit increase from net dealership acquisitions, offset by an 859 unit, or 0.4%, decrease in same-store retail unit sales. Used units increased internationally primarily due to inclusion of our German automotive dealership joint venture which we began consolidating during the third quarter of 2015.

Same-store units increased 3.4% internationally and decreased 2.6% in the U.S. The international same-store unit increase was driven primarily by an increase in premium brands internationally, while the same-store unit decrease in the U.S. was driven primarily by an increased focus on improvements to gross profit, which negatively impacted unit sales.

The increase from 2014 to 2015 is due to a 9,393 unit, or 5.2%, increase in same-store used retail unit sales, coupled with a 6,957 unit increase from net dealership acquisitions. Same-store units increased 12.8% internationally and 1.4% in the U.S. The overall same-store increase was driven primarily by a 5.7% increase in premium brands.

Overall, we believe our used vehicle sales are being positively impacted by an increase in trade-in units due to increased new unit sales, an increase in lease returns, an increase in active acquisitions of used vehicles from auction, as well as favorable market conditions.

Revenues

Used vehicle retail sales revenue increased from 2015 to 2016 due to a $266.9 million increase from net dealership acquisitions, offset by a $28.7 million, or 0.5%, decrease in same-store revenues. Excluding $295.9 million of negative foreign currency fluctuations, same-store used retail revenue increased 5.0%. The same-store revenue decrease is due to the decrease in same-store used retail unit sales, which decreased revenue by $23.7 million, coupled with a $26 per unit decrease in comparative average selling prices (including a $1,548 per unit decrease attributable to negative foreign currency fluctuations), which decreased revenue by $5.0 million.

The increase from 2014 to 2015 is due to a $308.4 million, or 6.3%, increase in same-store revenues, coupled with a $146.0 million increase from net dealership acquisitions. Excluding $209.2 million of negative foreign currency fluctuations, same-store used retail revenue increased 10.5%. The same-store revenue increase is due to the increase in same-store used retail unit sales, which increased revenue by $259.4 million, coupled with a $272 per unit increase in comparative average selling prices (offset by a $1,104 per unit decrease attributable to negative foreign currency fluctuations), which increased revenue by $49.0 million.

Gross Profit

Retail gross profit from used vehicle sales increased from 2015 to 2016 due to a $17.9 million increase from net dealership acquisitions, offset by a $15.7 million, or 4.8%, decrease in same-store gross profit. Excluding $14.1 million of negative foreign currency fluctuations, same-store gross profit decreased 0.5%. The decrease in same-store gross profit is due to a $74 per unit decrease in average gross profit per used vehicle retailed (including a $74 per unit decrease attributable to negative foreign currency fluctuations), which decreased gross profit by $14.2 million, coupled with the decrease in same-store used retail unit sales, which decreased gross profit by $1.5 million.

The decrease from 2014 to 2015 is due to a $10.4 million, or 3.1%,  decrease in same-store gross profit, offset by a $3.2 million increase from net dealership acquisitions. Excluding $12.5 million of negative foreign currency fluctuations, same-store gross profit increased 0.6%. The decrease in same-store gross profit is due to a $146 per unit decrease in average gross profit per used vehicle retailed (including a $66 per unit decrease attributable to negative foreign currency fluctuations), which decreased gross profit by $26.3 million, somewhat offset by the increase in same-store used retail unit sales, which increased gross profit by $15.9 million.

We believe the decline in average gross profit per unit and gross margin of used vehicles is due to an increasing availability of lower mileage, late model used vehicles, the relative affordability of new vehicles when compared to used vehicles, and the reduction of manufacturer incentives on used vehicles in the U.K.

Retail Automotive Dealership Finance and Insurance Data

(In millions, except unit and per unit amounts)

			2016 vs. 2015				2015 vs. 2014
Finance and Insurance Data	2016	2015	Change	% Change	2015	2014	Change	% Change
Total retail unit sales	457,251	431,983	25,268	5.8%	431,983	398,718	33,265	8.3%
Total same-store retail unit sales	420,635	419,231	1,404	0.3%	413,240	393,953	19,287	4.9%
Finance and insurance revenue	$495.0	$478.3	$16.7	3.5%	$478.3	$436.0	$42.3	9.7%
Same-store finance and insurance revenue	$483.8	$476.3	$7.5	1.6%	$471.6	$432.2	$39.4	9.1%
Finance and insurance revenue per unit	$1,082	$1,107	$(25)	(2.3)%	$1,107	$1,093	$14	1.3%
Same-store finance and insurance revenue per unit	$1,150	$1,136	$14	1.2%	$1,141	$1,097	$44	4.0%

Finance and insurance revenue increased from 2015 to 2016 due to a $9.2 million increase from net dealership acquisitions, coupled with a $7.5 million, or 1.6%, increase in same-store revenues. Excluding $21.7 million of negative foreign currency fluctuations, same-store finance and insurance revenue increased 6.1%. The same-store revenue increase is due to an increase in comparative average selling prices per unit, which increased revenue by $5.9 million, coupled with the increase in same-store retail unit sales, which increased revenue by $1.6 million. Finance and insurance revenue per unit decreased due to a $97 per unit decrease internationally (including a $49 per unit decrease attributable to negative foreign currency fluctuations), as well as due to inclusion of our German automotive dealership joint venture which we began consolidating during the third quarter of 2015. This decrease is somewhat offset by an increase in finance and insurance revenue per unit in the U.S., which increased 2.4% to $1,150 per unit.

The increase from 2014 to 2015 is due to a $39.4 million, or 9.1%, increase in same-store revenues, coupled with a $2.9 million increase from net dealership acquisitions. Excluding $13.0 million of negative foreign currency fluctuations, same-store finance and insurance revenue increased 12.1%. The same-store revenue increase is due to the increase in same-store retail unit sales, which increased revenue by $22.0 million, coupled with an increase in comparative average selling prices per unit, which increased revenue by $17.4 million. Finance and insurance revenue per unit increased 6.6% to $1,123 per unit in the U.S. but decreased 8.5% to $1,077 per unit internationally due primarily to negative foreign currency fluctuations. Excluding $30 of negative foreign currency fluctuations per unit, finance and insurance revenue per unit was $1,137.

We believe the overall increase in same-store finance and insurance revenue per unit, particularly in the U.S., is due to our efforts to increase finance and insurance revenue, which include adding resources to drive additional training, product penetration, changes to product portfolios, and targeting underperforming locations.

Retail Automotive Dealership Service and Parts Data

(In millions)

			2016 vs. 2015				2015 vs. 2014
Service and Parts Data	2016	2015	Change	% Change	2015	2014	Change	% Change
Service and parts revenue	$1,948.6	$1,830.7	$117.9	6.4%	$1,830.7	$1,716.9	$113.8	6.6%
Same-store service and parts revenue	$1,830.3	$1,790.8	$39.5	2.2%	$1,759.6	$1,693.9	$65.7	3.9%
Gross profit — service and parts	$1,129.7	$1,084.0	$45.7	4.2%	$1,084.0	$1,021.6	$62.4	6.1%
Same-store service and parts gross profit	$1,073.9	$1,068.9	$5.0	0.5%	$1,051.7	$1,008.9	$42.8	4.2%
Gross margin % — service and parts	58.0%	59.2%	(1.2)%	(2.0)%	59.2%	59.5%	(0.3)%	(0.5)%
Same-store service and parts gross margin %	58.7%	59.7%	(1.0)%	(1.7)%	59.8%	59.6%	0.2%	0.3%

Revenues

Service and parts revenue increased from 2015 to 2016, including a 5.1% increase in the U.S. and a 9.5% increase internationally. The overall increase in service and parts revenue is due to a $78.4 million increase from net dealership acquisitions, coupled with a $39.5 million, or 2.2%, increase in same-store revenues during the year. Excluding $59.4 million of negative foreign currency fluctuations, same-store service and parts revenue increased 5.5%. The increase in same-store revenue is due to a $26.9 million, or 2.2%, increase in customer pay revenue, a  $10.2 million, or 2.3%, increase in warranty revenue, and a $2.4 million, or 1.7%, increase in vehicle preparation and body shop revenue.

The increase from 2014 to 2015 is due to a $65.7 million, or 3.9%, increase in same-store revenues during the year, coupled with a $48.1 million increase from net dealership acquisitions. Excluding $44.9 million of negative foreign currency fluctuations, same-store service and parts revenue increased 6.5%. The increase in same-store revenue is due to a $52.1 million, or 13.9%, increase in warranty revenue, a $10.7 million, or 0.9%, increase in customer pay revenue, a $1.7 million, or 7.4%, increase in vehicle preparation revenue, and a $1.2 million, or 1.0%, increase in body shop revenue.

We believe that our service and parts business is being positively impacted by increasing units in operation due to increasing new vehicle sales in recent years, which is driving the increase in customer pay revenue. In recent years, we saw an increase in warranty revenue due to recall activity as a result of manufacturer initiated programs to correct safety related issues; however, this activity has decreased from 2015 to 2016, as many of the significant recalls driving the recent increases have been completed.

Gross Profit

Service and parts gross profit increased from 2015 to 2016 due to a $40.7 million increase from net dealership acquisitions, coupled with a $5.0 million, or 0.5%, increase in same-store gross profit during the year. Excluding $36.1 million of negative foreign currency fluctuations, same-store service and parts gross profit increased 3.8%. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $23.2 million, offset by a 1.7% decrease in same-store gross margin percentage, which decreased gross profit by $18.2 million. The same-store gross profit increase is composed of a $2.2 million, or 0.9%, increase in vehicle preparation and body shop gross profit, a $2.0 million, or 0.9%, increase in warranty gross profit, and a  $0.8 million, or 0.1%, increase in customer pay gross profit.

We believe the overall decline in service and parts gross margin is due to a shift in mix from more profitable warranty recall work to less profitable customer pay work in the U.S., and a shift in mix in the U.K. to less profitable warranty work, when compared to the same period last year. We also believe the decline is due to inclusion of our German automotive dealership joint venture, which we began consolidating during the third quarter of 2015, which realizes a lower service and parts gross margin than our other businesses.

The increase from 2014 to 2015 is due to a $42.8 million, or 4.2%, increase in same-store gross profit, coupled with a $19.6 million increase from net dealership acquisitions. Excluding $26.1 million of negative foreign currency fluctuations, same-store service and parts gross profit increased 6.8%. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $39.3 million, coupled with a 0.3% increase in same-store gross margin percentage, which increased gross profit by $3.5 million. The same-store gross profit increase is composed of a $28.5 million, or 14.7%, increase in warranty gross profit, a $7.7 million, or 4.4%, increase in vehicle preparation gross profit, a $6.3 million, or 1.1%, increase in customer pay gross profit, and a $0.3 million, or 0.4%, increase in body shop gross profit.

Retail Commercial Truck Dealership Data

(In millions, except unit and per unit amounts)

During 2016, Premier Truck Group generated $1.0 billion of revenue and $142.9 million of gross profit principally through the retail sale of 7,110 new and used medium and heavy-duty trucks and service and parts sales. During 2015, this business generated $944.1 million of revenue and $147.0 million of gross profit principally through the retail sale of 6,977 new and used medium and heavy-duty trucks and service and parts sales. Comparative data is not presented from 2014 to 2015, as we acquired a controlling interest in Premier Truck Group in November 2014.

			2016 vs. 2015
New Commercial Truck Data	2016	2015	Change	% Change
New retail unit sales	6,079	5,864	215	3.7%
Same-store new retail unit sales	2,445	3,763	(1,318)	(35.0)%
New retail sales revenue	$625.5	$572.5	$53.0	9.3%
Same-store new retail sales revenue	$274.2	$397.0	$(122.8)	(30.9)%
New retail sales revenue per unit	$102,892	$97,629	$5,263	5.4%
Same-store new retail sales revenue per unit	$112,163	$105,515	$6,648	6.3%
Gross profit — new	$23.1	$26.8	$(3.7)	(13.8)%
Same-store gross profit — new	$12.9	$21.4	$(8.5)	(39.7)%
Average gross profit per new truck retailed	$3,808	$4,576	$(768)	(16.8)%
Same-store average gross profit per new truck retailed	$5,268	$5,672	$(404)	(7.1)%
Gross margin % — new	3.7%	4.7%	(1.0)%	(21.3)%
Same-store gross margin % — new	4.7%	5.4%	(0.7)%	(13.0)%

New commercial truck retail sales revenue increased by $53.0 million from 2015 to 2016. During 2016, Premier Truck Group generated $625.5 million of new commercial truck retail sales revenue and $23.1 million of gross profit through the sale of 6,079 new commercial trucks. Same-store new truck units decreased by 1,318 units from 2015 to 2016, as the North American Class 8 heavy-duty truck market declined by 19.4% during 2016 compared to 2015, due in part to excess fleet capacity and softer freight demand. Same-store new truck revenue decreased by $122.8 million, and same-store new truck gross profit decreased by $8.5 million from 2015 to 2016.

During 2015, Premier Truck Group generated $572.5 million of new commercial truck retail sales revenue and $26.8 million of gross profit through the sale of 5,864 new commercial trucks.

			2016 vs. 2015
Used Commercial Truck Data	2016	2015	Change	% Change
Used retail unit sales	1,031	1,113	(82)	(7.4)%
Same-store used retail unit sales	880	1,044	(164)	(15.7)%
Used retail sales revenue	$51.8	$58.7	$(6.9)	(11.8)%
Same-store used retail sales revenue	$44.4	$55.4	$(11.0)	(19.9)%
Used retail sales revenue per unit	$50,276	$52,775	$(2,499)	(4.7)%
Same-store used retail sales revenue per unit	$50,443	$53,027	$(2,584)	(4.9)%
Gross profit — used	$(1.7)	$5.4	$(7.1)	(131.5)%
Same-store gross profit — used	$(0.7)	$5.2	$(5.9)	(113.5)%
Average gross profit per used truck retailed	$(1,626)	$4,810	$(6,436)	(133.8)%
Same-store average gross profit per used truck retailed	$(829)	$4,975	$(5,804)	(116.7)%
Gross margin % — used	(3.3)%	9.2%	(12.5)%	(135.9)%
Same-store gross margin % — used	(1.6)%	9.4%	(11.0)%	(117.0)%

Used commercial truck retail sales revenue decreased by $6.9 million from 2015 to 2016. During 2016, Premier Truck Group generated $51.8 million of used commercial truck retail sales revenue through the sale of 1,031 used commercial trucks. Same-store used truck units decreased by 164 units from 2015 to 2016. From 2015 to 2016, same-store gross profit decreased by $5.9 million, largely due to weak used truck prices resulting in a decrease in gross profit per unit. The overall decline in used truck retail unit sales, revenue, and gross profit is largely due to softer freight demand and the resulting de-fleeting occurring within the industry, resulting in reduced demand, prices, and gross profit.

During 2015, Premier Truck Group generated $58.7 million of used commercial truck retail sales revenue and $5.4 million of gross profit through the sale of 1,113 used commercial trucks.

			2016 vs. 2015
Service and Parts Data	2016	2015	Change	% Change
Service and parts revenue	$306.0	$286.0	$20.0	7.0%
Same-store service and parts revenue	$214.7	$221.2	$(6.5)	(2.9)%
Gross profit — service and parts	$113.2	$105.5	$7.7	7.3%
Same-store service and parts gross profit	$86.4	$88.0	$(1.6)	(1.8)%
Gross margin % — service and parts	37.0%	36.9%	0.1%	0.3%
Same-store service and parts gross margin %	40.2%	39.8%	0.4%	1.0%

During 2016, Premier Truck Group generated $306.0 million of service and parts revenue and $113.2 million of gross profit. Service and parts revenue increased by $20.0 million and service and parts gross profit increased by $7.7 million from 2015 to 2016. Same-store service and parts revenue decreased by $6.5 million, and same-store service and parts gross profit decreased by $1.6 million from 2015 to 2016, largely due to a decline in parts sales.

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

Penske Commercial Vehicles Australia generated $220.5 million of revenue and $35.5 million of gross profit in 2016 through the distribution and retail sale of 1,049 vehicles and parts sales. During 2015, this business generated $233.6 million of revenue and $37.9 million of gross profit through the distribution and retail sale of 1,243 vehicles and parts sales. During 2014, this business generated $387.0 million of revenue and $62.9 million of gross profit through the distribution and retail sale of 1,773 vehicles and parts sales. We believe the decline in revenue and gross profit from 2015 to 2016 and from 2014 to 2015 is attributable principally to lower units distributed, which we believe is due to difficult macroeconomic conditions, the declining price of commodities, and the weakening of the Australian dollar versus the U.S. dollar, including the impact on the products sold by Penske Commercial Vehicles Australia.

Penske Power Systems generated $208.3 million of revenue and $80.1 million of gross profit in 2016. This business generated $197.9 million of revenue and $72.1 million of gross profit in 2015. From our acquisition date through December 31, 2014, this business generated $52.5 million of revenue and $15.8 million of gross profit. We believe the increase in revenue and gross profit from 2015 to 2016 is attributable to a change in mix of product related sales and continued new order growth, partially offset by a decline in service and parts sales.

Selling, General and Administrative

(In millions)

			2016 vs. 2015				2015 vs. 2014
Selling, General and Administrative Data	2016	2015	Change	% Change	2015	2014	Change	% Change
Personnel expense	$1,317.5	$1,278.7	$38.8	3.0%	$1,278.7	$1,133.1	$145.6	12.8%
Advertising expense	$102.5	$101.0	$1.5	1.5%	$101.0	$93.7	$7.3	7.8%
Rent & related expense	$291.2	$288.5	$2.7	0.9%	$288.5	$270.7	$17.8	6.6%
Other expense	$590.8	$554.8	$36.0	6.5%	$554.8	$511.1	$43.7	8.6%
Total SG&A expenses	$2,302.0	$2,223.0	$79.0	3.6%	$2,223.0	$2,008.6	$214.4	10.7%
Same-store SG&A expenses	$2,135.3	$2,174.0	$(38.7)	(1.8)%	$1,993.2	$1,951.5	$41.7	2.1%

Personnel expense as % of gross profit	44.4%	44.6%	(0.2)%	(0.4)%	44.6%	44.0%	0.6%	1.4%
Advertising expense as % of gross profit	3.5%	3.5%	—%	—%	3.5%	3.6%	(0.1)%	(2.8)%
Rent & related expense as % of gross profit	9.8%	10.1%	(0.3)%	(3.0)%	10.1%	10.5%	(0.4)%	(3.8)%
Other expense as % of gross profit	19.9%	19.3%	0.6%	3.1%	19.3%	19.8%	(0.5)%	(2.5)%
Total SG&A expenses as % of gross profit	77.6%	77.5%	0.1%	0.1%	77.5%	77.9%	(0.4)%	(0.5)%
Same-store SG&A expenses as % of same-store gross profit	77.1%	77.6%	(0.5)%	(0.6)%	77.6%	77.7%	(0.1)%	(0.1)%

Selling, general and administrative (“SG&A”) expenses increased from 2015 to 2016 due to a $117.7 million increase from net acquisitions, offset by a $38.7 million, or 1.8%, decrease in same-store SG&A. The decrease in same-store SG&A is primarily due to a decrease in same-store variable personnel expenses as a result of the 1.0% decrease in same-store retail gross profit versus the prior year, as well as an $81.8 million decrease due to negative foreign currency fluctuations.  Excluding the reduction related to foreign currency fluctuations, same-store SG&A increased 2.0%.

The increase from 2014 to 2015 is due to a $172.7 million increase from net acquisitions, coupled with a $41.7 million, or 2.1%, increase in same-store SG&A expenses. Excluding $64.6 million of foreign currency fluctuations, same-store SG&A increased 5.4%. The increase in same-store SG&A is due primarily to a net increase in variable personnel expenses, as a result of the 6.5% increase (adjusted for foreign currency fluctuations) in same-store retail gross profit versus the prior year.

SG&A expenses as a percentage of total revenue were 11.4%, 11.5% and 11.7% in 2016,  2015, and 2014, respectively, and as a percentage of gross profit were 77.6%, 77.5%, and 77.9%, in 2016,  2015, and 2014, respectively.

Depreciation

(In millions)

			2016 vs. 2015				2015 vs. 2014
	2016	2015	Change	% Change	2015	2014	Change	% Change
Depreciation	$89.7	$78.0	$11.7	15.0%	$78.0	$70.2	$7.8	11.1%

The increase in depreciation from 2015 to 2016 is due to a $7.4 million increase from net acquisitions, coupled with a $4.3 million, or 5.6%, increase in same-store depreciation during the year. The increase from 2014 to 2015 is due to a $4.9 million increase from net acquisitions, coupled with a $2.9 million, or 4.2%, increase in same-store depreciation during the year. The overall increases are primarily related to our ongoing facility improvement and expansion programs.

Floor Plan Interest Expense

(In millions)

			2016 vs. 2015				2015 vs. 2014
	2016	2015	Change	% Change	2015	2014	Change	% Change
Floor plan interest expense	$50.9	$44.5	$6.4	14.4%	$44.5	$46.5	$(2.0)	(4.3)%

The increase in floor plan interest expense from 2015 to 2016 is due to a $3.2 million increase from net dealership acquisitions, coupled with a $3.2 million, or 7.4%, increase in same-store floor plan interest expense. The decrease from

2014 to 2015 is primarily due to the expiration of our interest rate swaps, which reduced floor plan interest expense by $7.5 million compared to 2014, somewhat offset by a $2.8 million, or 7.3%, increase in same-store floor plan interest expense, coupled with a $2.7 million increase from net dealership acquisitions. The overall increases are primarily due to increases in amounts outstanding under floor plan arrangements, due in part to increased levels of inventory, and higher applicable rates.

Other Interest Expense

(In millions)

			2016 vs. 2015				2015 vs. 2014
	2016	2015	Change	% Change	2015	2014	Change	% Change
Other interest expense	$85.4	$69.4	$16.0	23.1%	$69.4	$52.8	$16.6	31.4%

The increase in other interest expense from 2015 to 2016 is primarily due to the issuance of our $500.0 million 5.50% senior subordinated notes in May 2016, as well as an increase in outstanding revolver borrowings under the U.S. and U.K. credit agreements and our Australia working capital loan agreement. The increase from 2014 to 2015 is primarily due to an increased level of borrowing in 2015 relating to the issuance of our $300.0 million 5.375% senior subordinated notes in November 2014 and additional interest expense attributable to acquisitions we completed in the fourth quarter of 2014 and during 2015.

Gain on Investment

We recognized a gain of $16.0 million in 2014 relating to the revaluation at fair value of a previously held non-controlling interest in PTG, of which we acquired a controlling interest in November 2014.

Equity in Earnings of Affiliates

(In millions)

			2016 vs. 2015				2015 vs. 2014
	2016	2015	Change	% Change	2015	2014	Change	% Change
Equity in earnings of affiliates	$69.5	$39.3	$30.2	76.8%	$39.3	$40.8	$(1.5)	(3.7)%

The increase in equity in earnings of affiliates from 2015 to 2016 is primarily due to an increase in our investment in PTL from 9.0% to 23.4% in July 2016. Equity in earnings of affiliates from PTL increased by $29.4 million from 2015 to 2016. The remaining increase is primarily due to an increase in earnings from our investment in Japan made during the first quarter of 2016. The decrease from 2014 to 2015 is primarily attributable to acquiring a controlling interest in PTG during the fourth quarter of 2014 and consolidating that  business in our results from that point forward. The decrease is somewhat offset by an increase in equity in earnings from our investment in PTL.

Income Taxes

(In millions)

			2016 vs. 2015				2015 vs. 2014
	2016	2015	Change	% Change	2015	2014	Change	% Change
Income taxes	$160.7	$158.0	$2.7	1.7%	$158.0	$153.1	$4.9	3.2%

Income taxes increased from 2015 to 2016 primarily due to a $16.2 million increase in our pre-tax income compared to the prior year,  partially offset by a decrease in our effective tax rate compared to the prior year.  The decrease in our effective tax rate in the current year is partially due to a decrease in income tax expense resulting from an elimination of $5.1 million of deferred tax liabilities related to our acquisition of the remaining ownership interests of Premier Truck Group during 2016. The increase from 2014 to 2015 is primarily due to a $34.0 million increase in our pre-tax income compared to the prior year, partially offset by a decrease in our effective tax rate compared to the prior year.

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

We have historically expanded our operations through organic growth and the acquisition of dealerships and other businesses. We believe that cash flow from operations, dividends and distributions from our joint venture investments, and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our existing operations and current commitments for at least the next twelve months. In the event we pursue significant acquisitions, or other expansion opportunities, significant repurchases of our outstanding securities, or refinance or repay existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings, which sources of funds may not necessarily be available on terms acceptable to us, if at all. In addition, our liquidity could be negatively impacted in the event we fail to comply with the covenants under our various financing and operating agreements or in the event our floor plan financing is withdrawn.

As of December 31, 2016, we had working capital of $191.9 million, including $24.0 million of cash, available to fund our operations and capital commitments. In addition, we had $460.0 million, £118.8 million ($146.7 million), and AU $16.2 million ($11.7 million) available for borrowing under our U.S. credit agreement, U.K. credit agreement, and Australian working capital loan agreement, respectively.

Securities Repurchases

From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit facility, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. In the fourth quarter of 2015, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities to $200.0 million. As of December 31, 2016, we have $32.1 million in repurchase authorization under the existing securities repurchase program. Refer to the disclosures provided in Part II, Item 8, Note 14 of the Notes to our Consolidated Financial Statements set forth below for a summary of shares repurchased under our securities repurchase program.

Dividends

We paid the following cash dividends on our common stock in 2015 and 2016:

Per Share Dividends

2015

First Quarter	$0.22
Second Quarter	0.23
Third Quarter	0.24
Fourth Quarter	0.25

2016

First Quarter	$0.26
Second Quarter	0.27
Third Quarter	0.28
Fourth Quarter	0.29

We also announced a cash dividend of $0.30 per share payable on March 1, 2017 to shareholders of record as of February 20, 2017. Future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors, which may include our earnings, capital requirements, restrictions relating to any then-existing indebtedness, financial condition and other factors.

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

Long-Term Debt Obligations

As of December 31, 2016, we had the following long-term debt obligations outstanding:

December 31,
(In millions)	2016
U.S. credit agreement — revolving credit line	$240.0
U.K. credit agreement — revolving credit line	48.1
U.K. credit agreement — overdraft line of credit	2.7
5.50% senior subordinated notes due 2026	493.7
5.375% senior subordinated notes due 2024	296.8
5.75% senior subordinated notes due 2022	545.1
Australia working capital loan agreement	24.7
Mortgage facilities	199.9
Other	26.1
Total long-term debt	$1,877.1

As of December 31, 2016, we were in compliance with all covenants under our credit agreements and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part II, Item 8, Note 9 of the Notes to our Consolidated Financial Statements set forth below for a detailed description of our long-term debt obligations.

Short-Term Borrowings

In 2016, we had four principal sources of short-term borrowings: the revolving portion of the U.S. credit agreement, the revolving portion of the U.K. credit agreement, our Australian working capital loan agreement and the floor plan agreements that we utilize to finance our vehicle inventories. We are also able to access availability under the floor plan agreements to fund our cash needs, including payments made relating to our higher interest rate revolving credit agreements.

During 2016, outstanding revolving commitments varied between $0 million and $400.0 million under the U.S. credit agreement, between £0 million and £109.0 million ($0 million and $134.6 million) under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and between AU $7.5 million and AU $42.7 million ($5.4 million and $30.8 million) under the Australia working capital loan agreement. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.

PTL Dividends

We currently hold a 23.4% ownership interest in Penske Truck Leasing. In July 2016, we increased our ownership interest in PTL from 9.0% to 23.4% as a result of our acquisition of an additional 14.4% ownership interest, as discussed previously. The PTL partnership agreement requires PTL, subject to applicable law and the terms of its credit agreements, to make quarterly distributions to the partners with respect to each fiscal year by no later than 45 days after the end of each of the first three quarters of the year and by April 15 of the following year. PTL’s principal debt agreements allow partner distributions only as long as they are not in default under that agreement and the amount they pay does not exceed 50% of its consolidated net income. During 2016,  2015, and 2014 we received $21.7 million, $13.8 million, and $11.6 million, respectively, of pro rata cash distributions relating to this investment. We currently expect to continue to receive future distributions from PTL quarterly, subject to its financial performance.

Operating Leases

We estimate the total rent obligations under our operating leases, including any extension periods we may exercise at our discretion and assuming constant consumer price indices, to be $4.5 billion. As of December 31, 2016, we were in compliance with all covenants under these leases, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part II, Item 8, Note 11 of the Notes to our Consolidated Financial Statements set forth below for a detailed description of our operating leases.

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

Cash Flows

Cash and cash equivalents decreased by $38.4 million in 2016, increased by $26.1 million in 2015, and decreased by $14.0 million in 2014. The major components of these changes are discussed below.

Cash Flows from Continuing Operating Activities

Cash provided by continuing operating activities was $365.5 million, $391.5 million, and $359.3 million during 2016, 2015, and 2014, respectively. Cash flows from continuing operating activities includes net income, as adjusted for non-cash items and the effects of changes in working capital.

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

	Year Ended December 31,
(In millions)	2016	2015	2014
Net cash from continuing operating activities as reported	$365.5	$391.5	$359.3
Floor plan notes payable — non-trade as reported	101.0	154.2	26.1
Net cash from continuing operating activities including all floor plan notes payable	$466.5	$545.7	$385.4

Cash Flows from Continuing Investing Activities

Cash used in continuing investing activities was $836.7 million, $351.7 million, and $553.7 million during 2016,  2015, and 2014, respectively. Cash flows from continuing investing activities consist primarily of cash used for capital expenditures, net expenditures for acquisitions and other investments. Capital expenditures were $203.1 million, $199.5 million, and $176.1 million during 2016,  2015, and 2014, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our retail automotive segment and retail commercial truck segment capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit facilities. Cash used in acquisitions and other investments, net of cash acquired, was $140.8 million, $156.9 million, and $355.0 million during 2016,  2015, and 2014, respectively, and included cash used to repay sellers floor plan liabilities in such business acquisitions of $62.2 million, $60.3 million, and $117.8 million, respectively. Cash used to acquire an additional 14.4% ownership interest in PTL was $498.5 million during 2016. Additionally, cash provided by other investing activities was $5.7 million and $4.7 million during 2016 and 2015, respectively, and cash used in other investing activities was $22.6 million during 2014.

Cash Flows from Continuing Financing Activities

Cash provided by continuing financing activities was $438.8 million and $164.7 million during 2016 and 2014, respectively, and cash used in continuing financing activities was $49.3 million during 2015. Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, issuance of long-term debt, repurchases of common stock, net borrowings or repayments of floor plan notes payable non-trade, payment of debt issuance costs, and dividends.

We had net borrowings of long-term debt of $122.9 million during 2016 and net repayments of long-term debt of $62.1 million and $71.3 million during 2015 and 2014, respectively. We issued $500.0 million and $300.0 million of senior subordinated notes in 2016 and 2014, respectively, and paid $6.7 million and $4.4 million of debt issuance costs in conjunction with the issuance of the senior subordinated notes during 2016 and 2014, respectively.  We paid $1.8 million of debt issuance costs in 2015 in conjunction with the changes made to our U.K. credit agreement during the year. We had net borrowings of floor plan notes payable non-trade of $101.0 million, $154.2 million, and $26.1 million during 2016, 2015, and 2014, respectively. In 2016, 2015, and 2014, we repurchased 4.7 million, 1.0 million, and 0.3 million shares of common stock for $173.6 million, $48.9 million, and $15.5 million, respectively. We also paid $95.1 million, $84.8 million, and $70.5 million of cash dividends to our stockholders during 2016, 2015, and 2014, respectively.

Cash Flows from Discontinued Operations

Cash flows relating to discontinued operations are not currently considered, nor are they expected to be, material to our liquidity or our capital resources. Management does not believe that there are any material past, present or upcoming cash transactions relating to discontinued operations.

Contractual Payment Obligations

The table below sets forth our best estimates as to the amounts and timing of future payments relating to our most significant contractual obligations as of December 31, 2016, excluding amounts related to entities classified as discontinued operations. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of any relevant agreements. Future events, including acquisitions, divestitures, new or revised operating lease agreements, borrowings or repayments under our credit agreements and our floor plan arrangements, and purchases or refinancing of our securities, could cause actual payments to differ significantly from these amounts.  Potential payments noted above under “Off-Balance Sheet Arrangements” are excluded from this table.

		Less than			More than
(In millions)	Total	1 year	1 to 3 years	3 to 5 years	5 years
Floor plan notes payable (A)	$3,317.8	$3,317.8	$—	$—	$—
Long-term debt obligations	1,877.1	48.3	321.4	37.3	1,470.1
Operating lease commitments	4,548.7	216.0	420.8	408.2	3,503.7
Scheduled interest payments (B)	668.0	83.9	166.6	163.8	253.7
Uncertain tax positions (C)	3.4	—	—	3.4	—
	$10,415.0	$3,666.0	$908.8	$612.7	$5,227.5

(A)	Floor plan notes payable are revolving financing arrangements. Payments are generally made as required pursuant to the floor plan borrowing agreements discussed above under “Vehicle Financing.”

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

We expect that, other than for scheduled payments upon the maturity or termination dates of certain of our debt instruments, the amounts above will be funded through cash flows from operations or borrowings under our credit agreements. In the case of payments upon the maturity or termination dates of our debt instruments, we currently expect to be able to refinance such instruments in the normal course of business or otherwise fund them from cash flows from operations or borrowings under our credit agreements.

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

We may only transfer our 23.4% ownership interest in PTL with the unanimous consent of the other partners, or if we provide the remaining partners with a right of first offer to acquire our interests, except that we may transfer up to 9.02% of our interests to Penske Corporation without complying with the right of first offer to the remaining partners. We and Penske Corporation have previously agreed that (1) in the event of any transfer by Penske Corporation of their partnership interests to a third party, we shall be entitled to “tag-along” by transferring a pro rata amount of our partnership interests on similar terms and conditions, and (2) Penske Corporation is entitled to a right of first refusal in the event of any transfer of our partnership interests, subject to the terms of the partnership agreement. Additionally, PTL has agreed to indemnify the general partner for any actions in connection with managing PTL, except those taken in bad faith or in violation of the partnership agreement.

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

Commercial Vehicle Distribution. Our commercial vehicle distribution business generally experiences higher sales volumes during the second quarter of the year, which is primarily attributable to commercial vehicle customers completing annual capital expenditures before their fiscal year-end, which is typically June 30 in Australia.

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

•	the political and economic outcome of the June 2016 referendum in the U.K. to leave the European Union;
•	the number of new and used vehicles sold in our markets;
•	the effect on our businesses of new mobility technologies such as shared vehicle services, such as Uber and Lyft, and the eventual availability of driverless vehicles;
•	vehicle manufacturers exercise significant control over our operations, and we depend on them and continuation of our franchise and distribution agreements in order to operate our business;
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

•

with respect to PTL, changes in the financial health of its customers, labor strikes or work stoppages by its employees, a reduction in PTL’s asset utilization rates,  continued availability from truck manufacturers and suppliers of vehicles and parts for its fleet, changes in values of used trucks which affects PTL’s profitability on truck sales, compliance costs in regards to its trucking fleet and truck drivers, its ability to retain qualified drivers and technicians, conditions in the capital markets to assure PTL’s continued availability of capital to purchase trucks, the effect of changes in lease accounting rules on PTL customers’ purchase/lease decisions, and industry competition, each of which could impact distributions to us;

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR or the Bank of England Base Rate. Based on the amount outstanding under these facilities as of December 31, 2016, a 100 basis point change in interest rates would result in an approximate $2.9 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, or the Euro Interbank Offered Rate, the Canadian Prime Rate, or the Australian or New Zealand Bank Bill Swap Rate (“BBSW”).

Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the year ended December 31, 2016, a 100 basis point change in interest rates would result in an approximate $32.3 million change to our annual floor plan interest expense.

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

Foreign Currency Exchange Rates. As of December 31, 2016, we had consolidated operations in the U.K., Germany, Italy, Canada, Australia and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $811.3 million change to our revenues for the year ended December 31, 2016. On June 23, 2016, the United Kingdom held a referendum in which a majority voted to exit the European Union (“Brexit”). The British Pound has weakened since the Brexit vote, with an average exchange rate of British Pounds to U.S. Dollars of 1.28 after the Brexit vote through December 31, 2016, as compared to the average exchange rate for the first six months of 2016 before the Brexit vote of 1.44, a decrease of 10.9%. If such a decline had occurred at the beginning of the period, it would have resulted in an approximate $362.6 million decrease to our revenues for the year ended December 31, 2016.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Deloitte & Touche LLP is our principal independent auditing firm. In delivering its audit opinion for the year ended December 31, 2016, Deloitte & Touche LLP relies on the opinion of KPMG LLP, principally in respect to our subsidiary which holds our U.K. operations, Sytner Group Limited, and for the years ended December 31, 2015 and 2014,  KPMG LLP and KPMG Audit Plc, respectively, principally in respect to our subsidiary which holds our international operations, UAG UK Holdings Limited.

As previously disclosed, KPMG Audit Plc notified us on December 18, 2015 that it intended to wind down its operations and transition them to KPMG LLP, its parent company. KPMG Audit Plc informed our Audit Committee that KPMG Audit Plc declined to stand for re-election as our independent registered public accountant. The report of KPMG Audit Plc for the fiscal year ended December 31, 2014 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principle. During our fiscal year ended December 31, 2014 (i) there were no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between us and KPMG Audit Plc on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of KPMG Audit Plc would have caused KPMG Audit Plc to make reference to the subject matter of the disagreement in connection with its reports on our consolidated financial statements for such years, and (ii) there were no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

As previously disclosed, on December 18, 2015, our Audit Committee approved the appointment of KPMG LLP, the parent company of KPMG Audit Plc, to perform independent audit services principally for our subsidiary which holds our international operations, UAG UK Holdings Limited, beginning December 18, 2015. During the fiscal year ended December 31, 2014, neither we nor anyone acting on our behalf consulted KPMG LLP regarding any matters identified within Items 304(a)(2)(i) and (ii) of Regulation S-K.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details regarding the shares of common stock issuable upon the exercise of outstanding options, warrants and rights granted under our equity compensation plans (including individual equity compensation arrangements) as of December 31, 2016. Our equity plan is described in more detail in Part II, Item 8, Note 13 of the Notes to our Consolidated Financial Statements appearing below in this report.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by security holders	—	$—	3,575,856
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	3,575,856

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(1)	Financial Statements

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2017.

Penske Automotive Group, Inc.

By:	/s/ Roger S. Penske
Roger S. Penske Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger S. Penske	Chairman of the Board and	February 24, 2017
Roger S. Penske	Chief Executive Officer (Principal Executive Officer)

/s/ J.D. Carlson	Executive Vice President and Chief Financial Officer	February 24, 2017
J.D. Carlson	(Principal Financial and Accounting Officer)

/s/ John D. Barr	Director	February 24, 2017
John D. Barr

/s/ Michael R. Eisenson	Director	February 24, 2017
Michael R. Eisenson

/s/ Robert H. Kurnick, Jr.	Director	February 24, 2017
Robert H. Kurnick, Jr.

/s/ William J. Lovejoy	Director	February 24, 2017
William J. Lovejoy

/s/ Kimberly J. McWaters	Director	February 24, 2017
Kimberly J. McWaters

/s/ Lucio A. Noto	Director	February 24, 2017
Lucio A. Noto

/s/ Greg Penske	Director	February 24, 2017
Greg Penske

/s/ Sandra E. Pierce	Director	February 24, 2017
Sandra E. Pierce

/s/ Kanji Sasaki	Director	February 24, 2017
Kanji Sasaki

/s/ Ronald G. Steinhart	Director	February 24, 2017
Ronald G. Steinhart

/s/ H. Brian Thompson	Director	February 24, 2017
H. Brian Thompson

INDEX OF EXHIBITS

Each management contract or compensatory plan or arrangement is identified with an asterisk.

3.1	Certificate of Incorporation (incorporated by reference to exhibit 3.2 to our Form 8-K filed July 2, 2007).
3.2	Amended and Restated Bylaws of Penske Automotive Group, Inc. (incorporated by reference to exhibit 3.1 to our Form 8-K filed October 23, 2013).
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

4.1.4

First Supplemental Indenture dated as of April 27, 2016, regarding our 5.75% Senior Subordinated Notes due 2022, dated as of August 28, 2012 by and among us, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (incorporated by reference to exhibit 4.1 to our Form 10-Q filed April 27, 2016).

4.1.5

Second Supplemental Indenture dated as of July 13, 2016, regarding our 5.75% senior subordinated notes due 2022, dated as of August 28, 2012, by and among us, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to exhibit 4.1 to our Form 10-Q filed July 29, 2016).

4.2.1

Indenture dated November 21, 2014 (the “2014 Indenture”), between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to exhibit 4.1 to our Form 8-K filed November 21, 2014).

4.2.2

First Supplemental Indenture to 2014 Indenture, dated November 21, 2014 relating to the Company’s 5.375% senior subordinated notes due 2024 (incorporated by reference to exhibit 4.2 to our Form 8-K filed November 21, 2014).

4.2.3	Form of 5.375% senior subordinated notes due 2024 (included within the First Supplemental Indenture filed as exhibit 4.2.2).
4.2.4	Second Supplemental Indenture to 2014 Indenture, dated April 27, 2016 adding additional guarantors (incorporated by reference to exhibit 4.2 to our Form 10-Q filed April 27, 2016).
4.2.5

Third Supplemental Indenture to 2014 Indenture, dated May 25, 2016 related to the Company’s 5.50% senior subordinated notes due 2026 (incorporated by reference to exhibit 4.1 to our Form 8-K filed May 25, 2016).

4.2.6	Form of 5.50% senior subordinated notes due 2026 (included within the Third Supplemental Indenture filed as exhibit 4.2.5).
4.2.7	Fourth Supplemental Indenture to 2014 Indenture, dated July 13, 2016 adding additional guarantors (incorporated by reference to exhibit 4.2 to our Form 10-Q filed July 29, 2016).
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

10.1	Form of Dealer Agreement with Audi of America, Inc., a division of Volkswagen of America, Inc. (incorporated by reference to exhibit 10.2.14 to our Form 10-K filed February 26, 2002).
10.2	Form of Car Center Agreement with BMW of North America, Inc. (incorporated by reference to exhibit 10.2.5 to our Form 10-K filed February 26, 2002).
10.3	Form of SAV Center Agreement with BMW of North America, Inc. (incorporated by reference to exhibit 10.2.6 to our Form 10-K filed February 26, 2002).
10.4	Form of Dealership Agreement with BMW (GB) Limited (incorporated by reference to exhibit 10.4 to our Form 10-K filed February 26, 2008).
10.5	Form of Dealer Agreement with Lexus, a division of Toyota Motor Sales U.S.A., Inc. (incorporated by reference to exhibit 10.2.4 to our Form 10-K filed February 26, 2002).
10.6	Form of Mercedes-Benz USA, Inc. Passenger and Car Retailer Agreement (incorporated by reference to exhibit 10.2.11 to our Form 10-Q filed May 15, 2000).
10.7	Form of Mercedes-Benz USA, Inc. Light Truck Retailer Agreement (incorporated by reference to exhibit 10.2.12 to our Form 10-Q filed May 15, 2000).
10.8	Form of Dealer Agreement with MINI Division of BMW of North America, LLC (incorporated by reference to exhibit 10.10 to our Form 10-K filed February 24, 2010).
10.9	Form of Dealer Agreement with Toyota Motor Sales, U.S.A., Inc. (incorporated by reference to exhibit 10.2.7 to our Form 10-K filed February 26, 2002).
*10.10	Penske Automotive Group, Inc. 2012 Equity Incentive Plan (incorporated by reference to exhibit 4.3 to our Form S-8 filed November 2, 2012).
*10.11	Penske Automotive Group 2015 Equity Incentive Plan (incorporated by reference to exhibit 10.1 to our Form 8-K filed May 6, 2015).
*10.12	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.13 to our Form 10-K filed February 25, 2016).
*10.13	Form of Restricted Stock Unit Agreement (incorporated by reference to exhibit 10.14 to our Form 10-K filed February 25, 2016).
*10.14	Amended and Restated Penske Automotive Group, Inc. Non-Employee Director Compensation Plan (incorporated by reference to exhibit 10.16 to our Form 10-K filed February 28, 2011).
10.15.1

First Amended and Restated Limited Liability Company Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC (incorporated by reference to exhibit 10.3 to our Form 10-Q filed May 15, 2003).

10.15.2	Letter Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC (incorporated by reference to exhibit 10.5 to our Form 10-Q filed May 15, 2003).
10.16

First Amended and Restated Limited Liability Company Agreement dated November 15, 2013 between PAG Greenwich Holdings, LLC and Noto Automotive LLC (incorporated by reference to exhibit 10.21 to our Form 10-K filed March 3, 2014).

10.17	Registration Rights Agreement among us and Penske Automotive Holdings Corp. dated as of December 22, 2000 (incorporated by reference to exhibit 10.26.1 to our Form 10-K filed March 29, 2001).

10.18

Second Amended and Restated Registration Rights Agreement among us, Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated as of March 26, 2004 (incorporated by reference to exhibit 10.2 to our Form 8-K filed March 26, 2004).

10.19

Stockholders Agreement by and among Mitsui & Co., Ltd., Mitsui & Co (U.S.A.), Inc., Penske Corporation and Penske Automotive Holdings Corp. dated as of July 20, 2013 (incorporated by reference to exhibit 46 to Amendment No. 26 to Schedule 13D filed July 30, 2013).

10.20

VMC Holding Corporation Stockholders’ Agreement dated November 5, 2013 among VMC Holding Corporation, Penske Automotive Group, Inc., Penske Truck Leasing Co., L.P., PCP Holdings, Inc., and other investors (incorporated by reference to exhibit 10.25 to our Form 10-K filed March 3, 2014).

10.21	Trade name and Trademark Agreement dated May 6, 2008 between us and Penske System, Inc. (incorporated by reference to exhibit 10.1 to our Form 10-Q filed May 8, 2008).
10.22.1

Sixth Amended and Restated Agreement of Limited Partnership of Penske Truck Leasing Co., L.P. dated July 27, 2016 by and among Penske Truck Leasing Corporation, PTL GP LLC, GE Capital Truck Leasing Holding LLC, General Electric Credit Corporation of Tennessee, MBK USA Commercial Vehicles Inc. and us (incorporated by reference to exhibit 10.3 to our Form 8-K filed July 28, 2016).

10.22.2

Cooperation Agreement dated as of July 27, 2016 by and among us, Penske Truck Leasing Co., L.P., Penske Truck Leasing Corporation, PTL GP, LLC, GE Capital Truck Leasing Holding LLC, General Electric Credit Corporation of Tennessee, Logistics Holding LLC and MBK USA Commercial Vehicles Inc. (incorporated by reference to exhibit 10.2 to our Form 8-K filed July 28, 2016).

10.22.3

Agreement of Purchase and Sale dated as of July 27, 2016 by and among us, GE Capital Truck Leasing Holding LLC and Logistics Holding LLC (incorporated by reference to exhibit 10.1 to our Form 8-K filed July 28, 2016).

10.23	Amended and Restated Rights Agreement dated March 17, 2015 by and between us and Penske Truck Leasing Corporation (incorporated by reference to exhibit 10.2 to our Form 10-Q filed May 1, 2015).
10.24.1

Second Amended and Restated Limited Liability Company Agreement of LJ VP Holdings LLC dated March 17, 2015 by and among Penske Truck Leasing Corporation, GE Capital Memco, LLC, and us (incorporated by reference to exhibit 10.3 to our Form 10-Q filed May 1, 2015).

10.24.2

Amendment No. 1 dated November 24, 2015 to Second Amended and Restated Limited Liability Company Agreement of LJ VP Holdings LLC dated March 17, 2015 by and among LJ VP Holdings LLC, Penske Truck Leasing Corporation, and us (incorporated by reference to exhibit 10.26.2 to our Form 10-K filed February 25, 2016).

10.25.1

Amended and Restated Co-obligation Fee, Indemnity and Security Agreement dated March 17, 2015 between General Electric Capital Corporation and us (incorporated by reference to exhibit 10.4 to our Form 10-Q filed May 1, 2015).

10.25.2

Letter Agreement dated November 24, 2015 regarding notice and confirmation of assignment of Amended and Restated PAG Co-Obligation Fee, Indemnity and Security Agreement (incorporated by reference to exhibit 10.27.2 to our Form 10-K filed February 25, 2016).

10.26.1	Amended and Restated Penske Automotive Group 401(k) Savings and Retirement Plan effective January 1, 2014 (incorporated by reference to exhibit 10.28 to our Form 10-K filed February 26, 2015).
10.26.2

First Amendment dated December 14, 2015 to the Amended and Restated Penske Automotive Group 401(k) Savings and Retirement Plan effective January 1, 2014 (incorporated by reference to exhibit 10.28.2 to our Form 10-K filed February 25, 2016).

12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiary List.
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of KPMG LLP.

23.3	Consent of KPMG LLP.
23.4	Consent of KPMG Audit Plc.
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.
32	Section 1350 Certification.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*Compensatory plans or contracts

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. We hereby agree to furnish a copy of any such instrument to the Commission upon request.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PENSKE AUTOMOTIVE GROUP, INC.

As of December 31, 2016 and 2015 and For the Years Ended

December 31, 2016,  2015 and 2014

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

The Company acquired a dealership group in the U.K. in July 2016, Clare James Automotive (“Lightcliffe”), representing twelve retail automotive franchises. Management has excluded Lightcliffe from its assessment of effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. Lightcliffe represents less than 1% of the Company’s total assets and less than 1% of the Company’s total revenues as of and for the year ended December 31, 2016.

The Company’s independent registered public accounting firm that audited the consolidated financial statements included in the Company’s Annual Report on Form 10-K has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page F-4.

Penske Automotive Group, Inc.

February 24, 2017

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Sytner Group Limited and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors that the Company’s internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

The Company acquired a dealership group in the U.K. in July 2016, Clare James Automotive (“Lightcliffe”), representing twelve retail automotive franchises. Management has excluded Lightcliffe from its assessment of effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. Lightcliffe represents 2% of the Company’s total assets and 2% of the Company’s total revenues as of and for the year ended December 31, 2016.

The Company’s independent registered public accounting firm that audited the consolidated financial statements of the Company (not included herein) has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page F-6.

Sytner Group Limited

February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Penske Automotive Group, Inc.
Bloomfield Hills, Michigan

We have audited the accompanying consolidated balance sheets of Penske Automotive Group, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits. We did not audit the financial statements or the effectiveness of internal control over financial reporting of Sytner Group Limited (a consolidated subsidiary) as of and for the year ended December 31, 2016, which statements reflect total assets constituting 21% of consolidated total assets as of December 31, 2016, and total revenues constituting 32%  of consolidated total revenues for the year then ended. We also did not audit the financial statements of UAG UK Holdings Limited and subsidiaries (a consolidated subsidiary) as of and for the years ended December 31, 2015 and 2014, which statements reflect total assets constituting 41% of consolidated total assets as of December 31, 2015, and total revenues constituting 39% and 40% of consolidated total revenues for the years ended December 31, 2015, and 2014, respectively. The financial statements and the effectiveness of internal control over financial reporting of Sytner Group Limited for the year ended December 31, 2016 were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included and effectiveness of internal control over financial reporting for Sytner Group Limited for the year ended December 31, 2016, is based solely on the report of the other auditors. The financial statements of UAG UK Holdings Limited and subsidiaries’ for the years ended December 31, 2015 and 2014 were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for UAG UK Holdings Limited and subsidiaries for the years ended December 31, 2015 and 2014, is based solely on the reports of the other auditors.

As described in the accompanying Management Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Clare James Automotive (“Lightcliffe”), a subsidiary of Sytner Group Limited, which was acquired in July 2016 and which represent total assets and total revenues constituting less than 1% of the Company’s consolidated total assets and consolidated total revenues as of December 31, 2016 and for the year ended December 31, 2016. Accordingly, our audit and that of the other auditors did not include the internal control over financial reporting at Lightcliffe.

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

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penske Automotive Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and (as to the amounts included for Sytner Group Limited for the year ended December 31, 2016 and UAG UK Holdings Limited and subsidiaries for the years ended December 31, 2015 and 2014) the reports of the other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, based on our audit and the report of other auditors, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Detroit, Michigan
February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Sytner Group Limited:

 We have audited the consolidated balance sheet of Sytner Group Limited (“Sytner”) and subsidiaries (together the “Company”) as of December 31, 2016, and the related consolidated statements of income, comprehensive income, equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the related financial statement schedule. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, the financial statement schedule, and for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Sytner acquired a dealership group in the U.K. in July 2016, Clare James Automotive (“Lightcliffe”), representing twelve retail automotive franchises. Management has excluded Lightcliffe from its assessment of effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. Lightcliffe represents 2% of the Company’s total assets and 2% of the Company’s total revenues as of and for the year ended December 31, 2016. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Lightcliffe.

/s/ KPMG LLP

Milton Keynes, United Kingdom

February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

UAG UK Holdings Limited:

We have audited the consolidated balance sheet of UAG UK Holdings Limited (“UAG”) and subsidiaries (together the “Company”) as of December 31, 2015, and the related consolidated statements of income, comprehensive income, equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of UAG’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

/s/ KPMG LLP

Milton Keynes, United Kingdom

February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

UAG UK Holdings Limited:

We have audited the consolidated statements of income, comprehensive income, equity and cash flows of UAG UK Holdings Limited (“UAG”) and subsidiaries (together the “Company”) for the year ended December 31, 2014. In connection with our audit of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of UAG’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG Audit Plc

Birmingham, United Kingdom

February 26, 2015

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(In millions, except share and
	per share amounts)
ASSETS
Cash and cash equivalents	$24.0	$62.4
Accounts receivable, net of allowance for doubtful accounts of $4.5 and $4.2	879.0	782.3
Inventories	3,408.2	3,463.5
Other current assets	102.0	85.6
Assets held for sale	8.3	12.7
Total current assets	4,421.5	4,406.5
Property and equipment, net	1,806.5	1,520.1
Goodwill	1,291.3	1,323.2
Other indefinite-lived intangible assets	420.1	408.0
Equity method investments	893.4	336.4
Other long-term assets	28.3	19.2
Total assets	$8,861.1	$8,013.4
LIABILITIES AND EQUITY
Floor plan notes payable	$2,084.5	$2,247.2
Floor plan notes payable — non-trade	1,233.3	1,132.4
Accounts payable	497.4	493.8
Accrued expenses	360.0	378.1
Current portion of long-term debt	48.3	28.0
Liabilities held for sale	6.1	6.2
Total current liabilities	4,229.6	4,285.7
Long-term debt	1,828.8	1,247.0
Deferred tax liabilities	592.7	433.4
Other long-term liabilities	430.5	212.4
Total liabilities	7,081.6	6,178.5
Commitments and contingent liabilities (Note 11)
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 85,214,345 shares issued and outstanding at December 31, 2016; 89,524,724 shares issued and outstanding at December 31, 2015	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	497.1	656.0
Retained earnings	1,504.5	1,256.7
Accumulated other comprehensive income (loss)	(250.7)	(122.5)
Total Penske Automotive Group stockholders’ equity	1,750.9	1,790.2
Non-controlling interest	28.6	44.7
Total equity	1,779.5	1,834.9
Total liabilities and equity	$8,861.1	$8,013.4

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2016	2015	2014
	(In millions, except share and per share amounts)
Revenue:
Retail automotive dealership	$18,673.2	$17,896.3	$16,657.5
Retail commercial truck dealership	1,000.7	944.1	125.6
Commercial vehicle distribution and other	444.6	444.5	448.9
Total revenues	$20,118.5	$19,284.9	$17,232.0
Cost of sales:
Retail automotive dealership	15,968.4	15,288.3	14,180.1
Retail commercial truck dealership	857.8	797.1	104.5
Commercial vehicle distribution and other	325.7	332.0	368.2
Total cost of sales	17,151.9	16,417.4	14,652.8
Gross profit	2,966.6	2,867.5	2,579.2
Selling, general and administrative expenses	2,302.0	2,223.0	2,008.6
Depreciation	89.7	78.0	70.2
Operating income	574.9	566.5	500.4
Floor plan interest expense	(50.9)	(44.5)	(46.5)
Other interest expense	(85.4)	(69.4)	(52.8)
Gain on investment	—	—	16.0
Equity in earnings of affiliates	69.5	39.3	40.8
Income from continuing operations before income taxes	508.1	491.9	457.9
Income taxes	(160.7)	(158.0)	(153.1)
Income from continuing operations	347.4	333.9	304.8
Loss from discontinued operations, net of tax	(1.0)	(3.5)	(14.7)
Net income	346.4	330.4	290.1
Less: Income attributable to non-controlling interests	3.5	4.3	3.4
Net income attributable to Penske Automotive Group common stockholders	$342.9	$326.1	$286.7
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$4.00	$3.67	$3.34
Discontinued operations	(0.01)	(0.04)	(0.16)
Net income attributable to Penske Automotive Group common stockholders	$3.99	$3.63	$3.17
Shares used in determining basic earnings per share	86,000,754	89,759,626	90,318,839
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$4.00	$3.67	$3.34
Discontinued operations	(0.01)	(0.04)	(0.16)
Net income attributable to Penske Automotive Group common stockholders	$3.99	$3.63	$3.17
Shares used in determining diluted earnings per share	86,000,754	89,759,626	90,354,839
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$347.4	$333.9	$304.8
Less: Income attributable to non-controlling interests	3.5	4.3	3.4
Income from continuing operations, net of tax	343.9	329.6	301.4
Loss from discontinued operations, net of tax	(1.0)	(3.5)	(14.7)
Net income attributable to Penske Automotive Group common stockholders	$342.9	$326.1	$286.7
Cash dividends per share	$1.10	$0.94	$0.78

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Net income	$346.4	$330.4	$290.1
Other comprehensive income:
Foreign currency translation adjustment	(117.3)	(62.9)	(64.4)
Unrealized gain (loss) on interest rate swaps:
Unrealized loss arising during the period, net of tax benefit of $0.0, $0.0 and $0.1, respectively	—	—	(0.2)
Reclassification adjustment for loss included in floor plan interest expense, net of tax provision of $0.0, $0.0 and $3.2, respectively	—	—	4.9
Unrealized gain (loss) on interest rate swaps, net of tax	—	—	4.7
Other adjustments to comprehensive income, net	(11.7)	(7.4)	(6.5)
Other comprehensive income (loss), net of tax	(129.0)	(70.3)	(66.2)
Comprehensive income	217.4	260.1	223.9
Less: Comprehensive income attributable to non-controlling interests	2.7	3.2	2.1
Comprehensive income attributable to Penske Automotive Group common stockholders	$214.7	$256.9	$221.8

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Operating Activities:
Net income	$346.4	$330.4	$290.1
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	89.7	78.0	70.2
Gain on investment	—	—	(16.0)
Earnings of equity method investments	(50.0)	(28.0)	(28.8)
Loss from discontinued operations, net of tax	1.0	3.5	14.7
Deferred income taxes	162.2	44.6	50.5
Changes in operating assets and liabilities:
Accounts receivable	(92.5)	(23.5)	(41.2)
Inventories	130.4	(428.4)	(120.6)
Floor plan notes payable	(162.8)	360.8	140.7
Accounts payable and accrued expenses	(17.8)	66.0	19.6
Other	(41.1)	(11.9)	(19.9)
Net cash provided by continuing operating activities	365.5	391.5	359.3
Investing Activities:
Purchase of equipment and improvements	(203.1)	(199.5)	(176.1)
Acquisition of additional ownership interest in Penske Truck Leasing	(498.5)	—	—
Acquisitions net, including repayment of sellers’ floor plan notes payable of $62.2, $60.3 and $117.8, respectively	(140.8)	(156.9)	(355.0)
Other	5.7	4.7	(22.6)
Net cash used in continuing investing activities	(836.7)	(351.7)	(553.7)
Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	1,476.5	1,420.4	1,272.6
Repayments under U.S. credit agreement revolving credit line	(1,396.5)	(1,260.4)	(1,362.6)
Repayments under U.S. credit agreement term loan	—	(88.0)	(10.0)
Repayment of U.S. commercial truck capital loan	—	(60.5)	—
Issuance of 5.50% senior subordinated notes	500.0	—	—
Issuance of 5.375% senior subordinated notes	—	—	300.0
Net borrowings (repayments) of other long-term debt	42.9	(73.6)	28.7
Net borrowings of floor plan notes payable — non-trade	101.0	154.2	26.1
Payment of debt issuance costs	(6.7)	(1.8)	(4.4)
Repurchases of common stock	(173.6)	(48.9)	(15.5)
Dividends	(95.1)	(84.8)	(70.5)
Other	(9.7)	(5.9)	0.3
Net cash provided by (used in) continuing financing activities	438.8	(49.3)	164.7
Discontinued operations:
Net cash provided by (used in) discontinued operating activities	1.6	(5.5)	8.6
Net cash provided by discontinued investing activities	1.7	129.6	19.8
Net cash used in discontinued financing activities	(0.2)	(87.1)	(11.4)
Net cash provided by discontinued operations	3.1	37.0	17.0
Effect of exchange rate changes on cash and cash equivalents	(9.1)	(1.4)	(1.3)
Net change in cash and cash equivalents	(38.4)	26.1	(14.0)
Cash and cash equivalents, beginning of period	62.4	36.3	50.3
Cash and cash equivalents, end of period	$24.0	$62.4	$36.3
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$129.8	$110.1	$98.4
Income taxes	48.6	114.9	114.3
Seller financed/assumed debt	—	2.6	136.4

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENT OF EQUITY

	Voting and Non-voting
	Common Stock		Additional		Accumulated	Total
	Issued		Paid-in	Retained	Other Comprehensive	Penske Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity
	(Dollars in millions)
Balance, January 1, 2014	90,243,731	$—	$693.6	$799.2	$11.6	$1,504.4	$17.7	$1,522.1
Equity compensation	336,459	—	12.3	—	—	12.3	—	12.3
Repurchases of common stock	(335,350)	—	(15.5)	—	—	(15.5)	—	(15.5)
Dividends ($0.78 per share)	—	—	—	(70.5)	—	(70.5)	—	(70.5)
Purchase of controlling interest	—	—	—	—	—	—	10.2	10.2
Distributions to non-controlling interests	—	—	—	—	—	—	(1.7)	(1.7)
Sale of subsidiary shares to non-controlling interest	—	—	0.3	—	—	0.3	0.1	0.4
Foreign currency translation	—	—	—	—	(63.1)	(63.1)	(1.3)	(64.4)
Interest rate swaps	—	—	—	—	4.7	4.7	—	4.7
Other	—	—	—	—	(6.5)	(6.5)	—	(6.5)
Net income	—	—	—	286.7	—	286.7	3.4	290.1
Balance, December 31, 2014	90,244,840	—	690.7	1,015.4	(53.3)	1,652.8	28.4	1,681.2
Equity compensation	290,580	—	14.0	—	—	14.0	—	14.0
Repurchases of common stock	(1,010,696)	—	(48.9)	—	—	(48.9)	—	(48.9)
Dividends ($0.94 per share)	—	—	—	(84.8)	—	(84.8)	—	(84.8)
Purchase of controlling interest	—	—	—	—	—	—	22.5	22.5
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	—	—	(6.1)	(6.1)
Distributions to non-controlling interests	—	—	—	—	—	—	(3.8)	(3.8)
Sale of subsidiary shares to non-controlling interest	—	—	0.2	—	—	0.2	0.5	0.7
Foreign currency translation	—	—	—	—	(61.8)	(61.8)	(1.1)	(62.9)
Other	—	—	—	—	(7.4)	(7.4)	—	(7.4)
Net income	—	—	—	326.1	—	326.1	4.3	330.4
Balance, December 31, 2015	89,524,724	—	656.0	1,256.7	(122.5)	1,790.2	44.7	1,834.9
Equity compensation	346,663	—	14.3	—	—	14.3	—	14.3
Repurchases of common stock	(4,657,042)	—	(173.6)	—	—	(173.6)	—	(173.6)
Dividends ($1.10 per share)	—	—	—	(95.1)	—	(95.1)	—	(95.1)
Purchase of subsidiary shares from non-controlling interest	—	—	(0.3)	—	—	(0.3)	(10.4)	(10.7)
Distributions to non-controlling interests	—	—	—	—	—	—	(2.4)	(2.4)
Foreign currency translation	—	—	—	—	(116.5)	(116.5)	(0.8)	(117.3)
Other	—	—	0.7	—	(11.7)	(11.0)	(6.0)	(17.0)
Net income	—	—	—	342.9	—	342.9	3.5	346.4
Balance, December 31, 2016	85,214,345	$—	$497.1	$1,504.5	$(250.7)	$1,750.9	$28.6	$1,779.5

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

In 2016, our business generated $20.1 billion in total revenue, which is comprised of $18.7 billion from retail automotive dealerships, $1.0 billion from retail commercial truck dealerships and $0.4 billion from commercial vehicle distribution and other operations.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $18.7 billion in total retail automotive dealership revenue we generated in 2016. As of December 31, 2016, we operated 355 retail automotive franchises, of which 164 franchises are located in the U.S. and 191 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K.

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

For the year ended December 31, 2016, BMW/MINI franchises accounted for 25% of our total retail automotive dealership revenues, Audi/Volkswagen/Porsche/Bentley franchises accounted for 24%, Toyota/Lexus franchises accounted for 15%, and Mercedes-Benz/Sprinter/smart accounted for 10%. No other manufacturers’ franchises accounted for more than 10% of our total retail automotive dealership revenues. At December 31, 2016 and 2015, we had receivables from manufacturers of $196.5 million and $178.9 million, respectively. In addition, a large portion of our contracts in transit, which are included in accounts receivable, are due from manufacturers’ captive finance companies.

During the year ended December 31, 2016, we acquired twenty retail automotive franchises in the U.K. and Italy. Twelve of these franchises were acquired in July 2016 and represent our acquisition of a dealer group in the U.K., which includes seven Volkswagen franchises, one BMW franchise, one MINI franchise, one Audi franchise, one Skoda franchise, and one SEAT franchise. Seven of these franchises were acquired in Italy in October 2016, which include three Porsche franchises, one Audi franchise, one Land Rover franchise, one Volvo, and one Nissan franchise in the Bologna, Italy market. To fund the Italian acquisitions, we invested additional capital into our Italian joint venture and now own 84% of that venture. We were also awarded seven retail automotive franchises, disposed of ten retail automotive franchises, and transitioned seventeen franchises which represented the Scion brand to our existing Toyota franchises.

Additionally, during the first quarter of 2016, we acquired an additional 8% interest in the Jacobs Group, one of our German automotive dealership joint ventures, and now own 68% of that joint venture. In September 2015, we increased our ownership interest in the Jacobs Group from 50% to 60% upon acquisition of an additional 10% interest, resulting in us owning a controlling interest in this joint venture; we therefore began consolidating this entity in our financial results in the year ended December 31, 2015.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

We also acquired a 49% interest in the Nicole Group, a luxury dealership group in Tokyo and nearby suburbs in January 2016. The Nicole Group operates four BMW and two MINI dealerships, a Rolls-Royce dealership, a Ferrari dealership, and is the exclusive importer and distributor of ALPINA and also operates two ALPINA dealerships. This investment is accounted for under the equity method.

Retail Commercial Truck Dealership. In November 2014, we acquired a controlling interest in a heavy and medium duty truck dealership group located primarily in Texas and Oklahoma, which we renamed Premier Truck Group (“PTG”). Prior to the 2014 transaction, we held a 32% interest in PTG and accounted for this investment under the equity method. In 2015, we acquired an additional 5% of PTG, bringing our ownership interest to 96%. In April 2016, we acquired the remaining ownership interests of PTG, bringing our total ownership interest to 100%.

As of December 31, 2016, PTG operated twenty locations in the U.S. and Canada, including fourteen full-service dealerships offering primarily Freightliner and Western Star branded trucks. Two of these locations, Chattanooga and Knoxville, were acquired in February 2015. Four of these locations were acquired in April 2016 and represent Freightliner and Western Star in the greater Toronto, Canada market area. We acquired two additional retail commercial truck dealerships that also represent Freightliner in December 2016 in the Niagara Falls, Canada market area. PTG also offers a full range of used trucks available for sale as well as service and parts departments, many of which are open 24 hours a day, seven days a week.

Commercial Vehicle Distribution. We are the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand and portions of the Pacific. This business, known as Penske Commercial Vehicles Australia (“PCV Australia”), distributes commercial vehicles and parts to a network of more than 70 dealership locations, including six company-owned retail commercial vehicle dealerships.

We are also a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Mercedes-Benz Industrial, Allison Transmission and MTU Onsite Energy. This business, known as Penske Power Systems (“PPS”), offers products across the on- and off-highway markets in Australia, New Zealand and portions of the Pacific and supports full parts and aftersales service through a network of branches, field locations and dealers across the region. The on-highway portion of this business complements our existing PCV Australia distribution business.

Penske Truck Leasing. We currently hold a 23.4% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation services and supply chain management. PTL is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental and contract maintenance, along with logistic services such as dedicated contract carriage, distribution center management, transportation management and lead logistics provider. On July 27, 2016, we acquired an additional 14.4% ownership interest in PTL from subsidiaries of GE Capital Global Holdings, LLC (collectively, “GE Capital”) for approximately $498.5 million in cash to bring our total ownership interest to 23.4%. Prior to this acquisition, we held a 9.0% ownership interest in PTL. PTL is currently owned 41.1% by Penske Corporation, 23.4% by us, 20.0% by affiliates of Mitsui & Co., Ltd. (“Mitsui”), and 15.5% by GE Capital. We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments.

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

The consolidated financial statements, including the comparative periods presented, have been adjusted for entities that have been treated as discontinued operations prior to adoption of ASU No. 2014-08 in accordance with generally accepted accounting principles. In 2016, we adopted ASU 2015-03 and applied the new guidance retrospectively, which resulted in the reclassification of debt issuance costs from other current and other long-term assets to current and long-term debt for the periods presented. Amounts reclassified from “Other current assets” to “Current portion of long-term debt” were $1.2 million as of December 31, 2015. Amounts reclassified from “Other long-term assets” to “Long-term debt” were $8.1 million as of December 31, 2015.

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

Contracts in Transit

Contracts in transit represent receivables from unaffiliated finance companies relating to the sale of customers’ installment sales and lease contracts arising in connection with the sale of a vehicle by us. Contracts in transit, included in accounts receivable, net in our consolidated balance sheets, amounted to $322.7 million and $261.7 million as of December 31, 2016 and 2015, respectively.

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

Goodwill impairment is assessed at the reporting unit level annually on October 1 and upon the occurrence of an indicator of impairment. Our operations are organized by management into operating segments by line of business and geography. We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations and other non-automotive consolidated operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations. We have determined that the dealerships in each of our operating segments within the Retail

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Automotive reportable segment are components that are aggregated into four geographical reporting units for the purpose of goodwill impairment testing, as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals), and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The geographic reporting units are Eastern, Central, and Western United States and International. Our Retail Commercial Truck reportable segment has been determined to represent one operating segment and reporting unit. The goodwill included in our Other reportable segment relates primarily to our commercial vehicle distribution operating segment. There is no goodwill recorded in our Non-Automotive Investments reportable segment.

For our Retail Automotive and Retail Commercial Truck reporting units, we prepared a qualitative assessment of the carrying value of goodwill using the criteria in ASC 350-20-35-3 to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. If it were determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, additional analysis would be unnecessary. During 2016, we concluded that it was not more likely than not that any of the retail automotive or retail commercial truck reporting units’ fair values were less than their carrying amount. If additional impairment testing was necessary, we would have estimated the fair value of our reporting units using an “income” valuation approach. The “income” valuation approach estimates our enterprise value using a net present value model, which discounts projected free cash flows of our business using the weighted average cost of capital as the discount rate. In connection with this process, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization. We believe this reconciliation process is consistent with a market participant perspective. This consideration would also include a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest, and other significant assumptions including revenue and profitability growth, franchise profit margins, residual values and the cost of capital.

For our Other reportable segment, we performed our impairment test by comparing the estimated fair value of each reporting unit with its carrying value. We estimated the fair value of these reporting units using an “income” valuation approach, as described above. We concluded that the fair value of each of these reporting units exceeded its carrying value.

Investments

We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $893.4 million and $336.4 million as of December 31, 2016 and 2015, respectively, including $823.8 million and $290.6 million relating to PTL as of December 31, 2016 and 2015, respectively. In July 2016, we increased our ownership interest in PTL from 9.0% to 23.4% as a result of our acquisition of an additional 14.4% ownership interest, as discussed previously.

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

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.75% senior subordinated notes due 2022	$545.1	$567.6	$544.3	$558.6
5.375% senior subordinated notes due 2024	296.8	293.0	296.4	295.7
5.50% senior subordinated notes due 2026	493.7	489.4	—	—
Mortgage facilities	199.9	195.6	165.8	165.8

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

Dealership Finance and Insurance Sales

Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non‑recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $23.5 million and $23.8 million as of December 31, 2016 and 2015, respectively.

Commercial Vehicle Distribution

Revenue from the distribution of vehicles, engines, power systems and parts is recognized at the time of delivery of goods to the retailer or the ultimate customer.

Defined Contribution Plans

We sponsor a number of defined contribution plans covering a significant majority of our employees. Our contributions to such plans are discretionary and are based on the level of compensation and contributions by plan participants. We incurred expense of $14.5 million, $16.0 million, and $17.7 million relating to such plans during the years ended December 31, 2016, 2015, and 2014, respectively.

Advertising

Advertising costs are expensed as incurred or when such advertising takes place. We incurred net advertising costs of $102.5 million, $101.0 million, and $93.7 million during the years ended December 31, 2016, 2015, and 2014, respectively. Qualified advertising expenditures reimbursed by manufacturers, which are treated as a reduction of advertising expense, were $16.6 million, $17.2 million, and $14.3 million during the years ended December 31, 2016, 2015, and 2014, respectively.

Self-Insurance

We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, vehicle physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and, for certain exposures, we have pre‑determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre‑determined loss limits are paid by third‑party insurance carriers. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. Our estimate of future losses is

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

prepared by management using our historical loss experience and industry‑based development factors. Aggregate reserves relating to retained risk were $28.3 million and $26.4 million as of December 31, 2016 and 2015, respectively.

Earnings Per Share

Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested restricted stock awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for any dilutive effects. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2016, 2015, and 2014 follows:

	Year Ended December 31,
	2016	2015	2014
Weighted average number of common shares outstanding	86,000,754	89,759,626	90,318,839
Effect of non-participatory equity compensation	—	—	36,000
Weighted average number of common shares outstanding, including effect of dilutive securities	86,000,754	89,759,626	90,354,839

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of contracts with customers. This ASU can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606) — Deferral of the Effective Date” providing for a one-year deferral of the effective date of ASU 2014-09 from January 1, 2017 to January 1, 2018. The FASB has since also issued additional ASUs containing various updates to Topic 606 which will all be adopted along with ASU 2014-09. We are currently assessing the impact the adoption of these

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

accounting standard updates will have on our consolidated financial position, results of operations, and cash flows. However, at this time, we do not expect the adoption of these accounting standard updates to have a material impact our consolidated financial position, results of operations, and cash flows, and therefore, we expect to adopt using a cumulative-effect adjustment as of the date of adoption.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory (Topic 330).” Under ASU 2015-11, inventory should be measured at the lower of cost or net realizable value, unless measured under the last-in, first-out (LIFO) or retail inventory methods. This ASU is effective for us beginning after January 1, 2017. We do not expect the adoption of this accounting standard update to have a material impact on our consolidated financial position, results of operations, and cash flows.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718) — Improvement to Employee Share-Based Payment Accounting.” This ASU simplified several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for us beginning after January 1, 2017. We do not expect the adoption of this accounting standard update to have a material impact on our consolidated financial

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

position, results of operations, and cash flows.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments.” This ASU provides new guidance on eight specific cash flow issues related to how such cash receipts and cash payments should be presented in a statement of cash flows. This ASU is effective for us beginning after January 1, 2018. We are currently assessing the impact the adoption of this update will have on our consolidated cash flows.

2. Equity Method Investees

As of December 31, 2016, we have investments in the following companies that are accounted for under the equity method: the Nix Group (50%), Ibericar Keldinich SL (50%), the Nicole Group (49%), Penske Commercial Leasing Australia (33%), Penske Vehicle Services (31%), and National Powersport Auctions (7%). Nix Group, Ibericar Keldinich SL, and the Nicole Group are engaged in the sale and servicing of automobiles. Penske Commercial Leasing Australia rents heavy-duty commercial vehicles in Australia, Penske Vehicle Services is an automotive fleet management company, and National Powersport Auctions is an auctioneer of powersport vehicles. Investments in these entities accounted for under the equity method amounted to $69.6 million and $45.8 million at December 31, 2016 and 2015, respectively.

In January 2016, we acquired a 49% interest in the Nicole Group, a luxury dealership group in Tokyo and nearby suburbs accounted for under the equity method. In September 2016, we sold a 12% interest in our Penske Commercial Leasing Australia joint venture to Penske Truck Leasing and continue to account for this investment under the equity method under our current 33% ownership.

In September 2015, we sold our 50% interest in our Max Cycles non-automotive joint venture, which operated BMW motorcycle dealerships. In October 2015, our Penske-Wynn Ferrari/Maserati joint venture sold substantially all of its assets to a third party. We accounted for both of these investments using the equity method of accounting. The equity earnings associated with these investments is included within continuing operations under the caption “Equity in earnings of affiliates” for the two years ended December 31, 2015.

In September 2015, we acquired an additional 10% interest in the Jacobs Group, which was previously accounted for under the equity method, resulting in us owning a 60% controlling interest in this joint venture; we therefore began consolidating this entity in our financial results in the year ended December 31, 2015. Additionally, during the first quarter of 2016, we acquired an additional 8% interest in the Jacobs Group and now own 68% of that joint venture. The equity earnings associated with this investment prior to consolidation were included within continuing operations under the caption “Equity in earnings of affiliates” through September 2015 and for the year ended December 31, 2014.

We also have a 23.4% ownership interest in PTL, a leading provider of transportation services and supply chain management. Our investment in PTL, which is accounted for under the equity method, amounted to $823.8 million and $290.6 million at December 31, 2016 and 2015, respectively. In July 2016, we increased our ownership interest in PTL from 9.0% to 23.4% as a result of our acquisition of an additional 14.4% ownership interest, as discussed previously.

We recorded $69.5 million, $39.3 million, and $40.8 million during the years ended December 31, 2016, 2015, and 2014, respectively, on our statements of income under the caption “Equity in earnings of affiliates” related to earnings from our equity method investments.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

The combined results of operations and financial position of our equity method investees as of December 31 for each of the years presented are summarized as follows:

Condensed income statement information:

	Year Ended December 31,
	2016	2015	2014
Revenues	$7,397.2	$6,770.3	$6,620.1
Gross profit	1,670.4	2,396.8	2,181.4
Net income	411.5	398.5	357.2

Condensed balance sheet information:

	December 31,
	2016	2015
Current assets	$1,188.2	$1,069.0
Noncurrent assets	10,529.9	10,197.3
Total assets	$11,718.1	$11,266.3
Current liabilities	$1,794.7	$851.9
Noncurrent liabilities	7,393.6	8,105.5
Equity	2,529.8	2,308.9
Total liabilities and equity	$11,718.1	$11,266.3

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

3. Business Combinations

During 2016, we acquired twenty retail automotive franchises and seven retail commercial truck dealerships. The companies acquired in 2016 generated $315.9 million of revenue and $0.5 million of pre-tax income from our date of acquisition through December 31, 2016. During 2015, we acquired five retail automotive franchises and two retail commercial truck dealerships, and made an additional investment in the Jacobs Group, discussed previously, to gain control of that joint venture which was previously accounted for under the equity method. Our financial statements include the results of operations of the acquired entities from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated financial statements, and may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the years ended December 31, 2016 and 2015 follows:

	December 31,
	2016	2015
Accounts receivable	$3.9	$52.0
Inventory	80.5	198.6
Other current assets	0.1	3.2
Property and equipment	16.4	98.1
Indefinite-lived intangibles	51.1	115.6
Other non-current assets	2.7	2.3
Current liabilities	(9.2)	(66.0)
Non-current liabilities	(4.7)	(75.5)
Total consideration	$140.8	$328.3
Seller financed/assumed debt	—	(2.6)
Seller assumed floor plan	—	(118.3)
Fair value of previously held interest	—	(28.0)
Fair value of non-controlling interest	—	(22.5)
Total cash used in acquisitions	$140.8	$156.9

The following unaudited consolidated pro forma results of operations of PAG for the years ended December 31, 2016 and 2015 give effect to acquisitions consummated during 2016 and 2015 as if they had occurred on January 1, 2015:

	Year Ended December 31,
	2016	2015
Revenues	$20,513.1	$20,646.3
Income from continuing operations	347.1	338.8
Net income	346.0	335.3
Income from continuing operations per diluted common share	$4.04	$3.77
Net income per diluted common share	$4.02	$3.74

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

We had no entities newly classified as held for sale in 2016 or 2015 that met the criteria to be classified as discontinued operations. As such, the combined financial information presented below represents only retail automotive dealerships and our car rental business that were classified as discontinued operations prior to adoption of ASU No. 2014-08:

	Year Ended December 31,
	2016	2015	2014
Revenues	$24.8	$75.8	$206.8
Pre-tax loss	(1.7)	(6.7)	(31.5)
Pre-tax gain on disposal	—	2.9	14.8

	December 31,
	2016	2015
Inventories	$4.6	$6.2
Other assets	3.7	6.5
Total assets	$8.3	$12.7
Floor plan notes payable (including non-trade)	$4.8	$4.3
Other liabilities	1.3	1.9
Total liabilities	$6.1	$6.2

Divestitures

In 2016, we disposed of ten retail automotive franchises, closed one retail commercial truck dealership and one retail commercial truck parts location, and transitioned seventeen retail automotive franchises which represented the Scion brand to our existing Toyota franchises. The results of operations for two of the retail automotive franchises are included in discontinued operations for the years ended December 31, 2016, 2015, and 2014. The remaining retail automotive franchises and retail commercial truck dealership and parts locations did not meet the criteria to be classified as held for sale and treated as discontinued operations; therefore, the results of operations for these businesses are included within continuing operations for the years ended December 31, 2016, 2015, and 2014.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

In December 2016, we sold our 90% ownership interest in i.M. Branded, a provider of dealership graphics and millwork, which we previously consolidated in our financial statements. The results of operations for this business are included within continuing operations for the years ended December 31, 2016, 2015, and 2014, as this business did not meet the criteria to be classified as held for sale and treated as discontinued operations.

In February 2015, we divested our car rental business that included Hertz car rental franchises in the Memphis, Tennessee market and certain markets throughout Indiana. We received proceeds of $17.8 million from the sale excluding sales of car rental vehicles. The results of operations of our car rental business are included in discontinued operations for the years ended December 31, 2015, and 2014.

5. Inventories

Inventories consisted of the following:

	December 31,
	2016	2015
Retail automotive dealership new vehicles	$2,153.0	$2,218.6
Retail automotive dealership used vehicles	771.7	719.0
Retail automotive parts, accessories and other	119.1	113.6
Retail commercial truck dealership vehicles and parts	170.3	208.8
Commercial vehicle distribution vehicles and parts	194.1	203.5
Total inventories	$3,408.2	$3,463.5

We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $51.6 million, $43.7 million, and $39.7 million during the years ended December 31, 2016,  2015, and 2014, respectively.

6. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2016	2015
Buildings and leasehold improvements	$1,438.4	$1,357.1
Furniture, fixtures and equipment	894.3	662.6
Total	$2,332.7	$2,019.7
Less: Accumulated depreciation	(526.2)	(499.6)
Property and equipment, net	$1,806.5	$1,520.1

Approximately $27.1 million of capitalized interest is included in buildings and leasehold improvements as of December 31, 2016 and 2015, respectively, and is being depreciated over the useful life of the related assets.

In the fourth quarter of 2016, we recorded $229.9 million within property and equipment to appropriately reflect deferred sales transactions in which we retained substantial risk of ownership and have accounted for such transactions as operating leases instead of revenues. We recorded $60.1 million within “Accrued expenses” and $182.4 million within “Other long-term liabilities” to reflect the deferred revenue and guaranteed residual value associated with these operating leases.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

7. Intangible Assets

Following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the years ended December 31, 2016 and 2015, net of accumulated impairment losses recorded prior to December 31, 2012 of $606.3 million and $37.1 million, respectively:

		Other Indefinite‑
		Lived Intangible
	Goodwill	Assets
Balance — December 31, 2014	$1,270.8	$386.6
Additions	83.7	31.9
Foreign currency translation	(31.3)	(10.5)
Balance — December 31, 2015	$1,323.2	$408.0
Additions	24.9	26.2
Disposals	(1.7)	(0.3)
Foreign currency translation	(55.1)	(13.8)
Balance — December 31, 2016	$1,291.3	$420.1

Goodwill for our Retail Automotive reportable segment was $1,050.3 million and $1,095.7 million for the years ended December 31, 2016 and 2015, respectively. The changes to goodwill during 2016 represented additions of $9.8 million, disposals of $0.2 million, and adjustments for foreign currency translation of $55.0 million. The changes to goodwill during 2015 represented additions of $63.9 million and adjustments for foreign currency translation of $23.5 million. The additions in 2016 and 2015 related to our dealership acquisitions during those years.

Goodwill for our Retail Commercial Truck reportable segment was $162.0 million and $147.5 million for the years ended December 31, 2016 and 2015, respectively. The changes to goodwill during 2016 represented additions of $15.1 million and adjustments for foreign currency translation of $0.6 million. The changes to goodwill during 2015 represented additions of $19.8 million. The additions in 2016 and 2015 related to our dealership acquisitions during those years.

Goodwill for our Other reportable segment was $79.0 million and $80.0 million for the years ended December 31, 2016 and 2015, respectively. The changes to goodwill during 2016 and 2015 represented adjustments for foreign currency translation, and in 2016 related to a disposal associated with our sale of i.M. Branded in December 2016, as discussed previously.

There is no goodwill recorded in our Non-Automotive Investments reportable segment.

We test for impairment of our intangible assets at least annually. We did not record any impairment charges relating to our intangible assets in 2016, 2015 or 2014.

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

The weighted average interest rate on floor plan borrowings was 1.5%, 1.5%, and 1.7% for 2016, 2015, and 2014, respectively, including for 2014 the effect of the interest rate swap discussed in Note 10. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as “Floor plan notes payable — non-trade” on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.

9. Long‑Term Debt

Long‑term debt consisted of the following:

	December 31,
	2016	2015
U.S. credit agreement — revolving credit line	$240.0	$160.0
U.K. credit agreement — revolving credit line	48.1	70.7
U.K. credit agreement — overdraft line of credit	2.7	—
5.50% senior subordinated notes due 2026	493.7	—
5.375% senior subordinated notes due 2024	296.8	296.4
5.75% senior subordinated notes due 2022	545.1	544.3
Australia working capital loan agreement	24.7	5.5
Mortgage facilities	199.9	165.8
Other	26.1	32.3
Total long-term debt	$1,877.1	$1,275.0
Less: current portion	(48.3)	(28.0)
Net long-term debt	$1,828.8	$1,247.0

Scheduled maturities of long‑term debt for each of the next five years and thereafter are as follows:

2017	$48.3
2018	8.5
2019	312.9
2020	12.9
2021	24.4
2022 and thereafter	1,470.1
Total long-term debt reported	$1,877.1

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

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of December 31, 2016, we had $240.0 million of revolver borrowings outstanding under the U.S. credit agreement.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £150.0 million revolving credit agreement with the Royal Bank of Scotland plc (RBS) and BMW Financial Services (GB) Limited, and an additional demand overdraft line of credit with RBS (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes. The loans mature on the termination date of the facility, which is December 19, 2019. The revolving loans bear interest between defined LIBOR plus 1.35% and defined LIBOR plus 3.0% and the demand overdraft line of credit bears interest at the Bank of England Base Rate plus 1.75%. As of December 31, 2016, outstanding loans under the U.K. credit agreement amounted to £41.2 million ($50.8 million).

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

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

The 5.50% Notes mature on May 15, 2026, unless earlier redeemed or purchased by us. The 5.50% Notes are our unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our 100% owned U.S. subsidiaries. The 5.50% Notes also contain customary negative covenants and events of default.

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

5.375% Senior Subordinated Notes due 2024

In November 2014, we issued $300.0 million in aggregate principal amount of 5.375% Senior Subordinated Notes due 2024 (the “5.375% Notes”). Interest on the 5.375% Notes is payable semi-annually on June 1 and December 1 of each year. The 5.375% Notes mature on December 1, 2024, unless earlier redeemed or purchased by us. The 5.375% Notes are our unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our 100% owned U.S. subsidiaries. The 5.375% Notes also contain customary negative covenants and events of default.

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

5.75% Senior Subordinated Notes due 2022

In August 2012, we issued $550.0 million in aggregate principal amount of 5.75% Senior Subordinated Notes due 2022 (the “5.75% Notes”). Interest on the 5.75% Notes is payable semi‑annually on April 1 and October 1 of each year. The 5.75% Notes mature on October 1, 2022, unless earlier redeemed or purchased by us. The 5.75% Notes are our unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our 100% owned U.S. subsidiaries. The 5.75% Notes also contain customary negative covenants and events of default.

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

Australia Working Capital Loan Agreement

In March 2016, our commercial vehicle distribution business expanded its working capital loan agreement with Mercedes-Benz Financial Services Australia Pty Ltd principally to increase the borrowing capacity from AU $28.0 million to AU $44.3 million and to provide working capital availability for use by both Penske Commercial Vehicles Australia and Penske Power Systems. This agreement provides the lender with a secured interest in all assets of our commercial vehicle distribution business. The loan bears interest at the Australian BBSW 30-day Bill Rate plus 2.35%.  In July 2016, we expanded the capacity of this agreement by AU $6.2 million and now have AU $50.5 million of borrowing capacity under the working capital loan agreement. As of December 31, 2016, we had AU $34.3 million ($24.7 million) outstanding under the working capital loan agreement.

Mortgage Facilities

We are party to several mortgages that bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non‑payment of obligations, cross‑defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of December 31, 2016, we owed $199.9 million of principal under our mortgage facilities.

10. Derivatives and Hedging

Penske Commercial Vehicles Australia and Penske Power Systems sell vehicles, engines, parts and other products purchased from manufacturers in the U.S., Germany, and the U.K. In order to protect against exchange rate movements, Penske Commercial Vehicles Australia and Penske Power Systems enter into foreign exchange forward contracts against anticipated cash flows. The contracts are timed to mature when major shipments are scheduled to arrive in Australia and when receipt of payment from customers is expected. We classify our foreign exchange forward contracts as cash flow hedges and state them at fair value. We used Level 2 inputs to estimate the fair value of the foreign exchange forward contracts. The fair value of the contracts designated as hedging instruments was estimated to be an asset of $0.3 million and a liability of $1.1 million as of December 31, 2016 and 2015, respectively.

We previously were party to interest rate swap agreements through December 2014 pursuant to which the LIBOR portion of $300.0 million of our floating rate floor plan debt was fixed at a rate of 2.135% and $100.0 million of our floating rate floor plan debt was fixed at a rate of 1.55%. During the year ended December 31, 2014, the swaps increased the weighted average interest rate on our floor plan borrowings by approximately 30 basis points. We are not party to any interest rate swap agreements, and were not party to any such agreements during 2016 or 2015.

11. Commitments and Contingent Liabilities

We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of December 31, 2016, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

We have historically structured our operations so as to minimize ownership of real property. As a result, we lease or sublease substantially all of our facilities. These leases are generally for a period of between 5 and 20 years, and are typically structured to include renewal options at our election. We estimate the total rent obligations under these leases, including any extension periods we may exercise at our discretion and assuming constant consumer price indices, to be $4.5 billion. Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined. For these leases, non‑compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of the other lease covenants gives rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease.

Minimum future rental payments required under operating leases in effect as of December 31, 2016 are as follows:

2017	$216.0
2018	212.7
2019	208.1
2020	205.7
2021	202.5
2022 and thereafter	3,503.7
$4,548.7

Rent expense for the years ended December 31, 2016, 2015, and 2014 amounted to $206.6 million, $201.8 million, and $191.3 million, respectively.

We have sold a number of dealerships to third parties and, as a condition to certain of those sales, remain liable for the lease payments relating to the properties on which those businesses operate in the event of non‑payment by the buyer. We are also party to lease agreements on properties that we no longer use in our retail operations that we have sublet to third parties. We rely on subtenants to pay the rent and maintain the property at these locations. In the event the subtenant does not perform as expected, we may not be able to recover amounts owed to us and we could be required to fulfill these obligations. We believe we have made appropriate reserves relating to these locations. The aggregate rent paid by the tenants on those properties in 2016 was approximately $20.6 million, and, in aggregate, we currently guarantee or are otherwise liable for approximately $211.4 million of these lease payments, including lease payments during available renewal periods.

We currently hold a 23.4% ownership interest in PTL. Historically, affiliates of GE Capital (“GEC”) provided PTL with a majority of its financing, though PTL has refinanced all of its GEC indebtedness. As part of that refinancing, we and the other PTL partners created a new company (“Holdings”), which, together with GEC, co‑issued $700.0 million of 3.8% senior unsecured notes due 2019 (the “Holdings Bonds”). GEC agreed to be a co‑obligor of the Holdings Bonds in order to achieve lower interest rates on the Holdings Bonds. As part of Mitsui’s purchase of its 20.0% ownership interest in PTL in March 2015, the ownership interest of GEC in Holdings was redeemed, Holdings was relieved of its obligations under the indenture for the Holdings Bonds, and Holdings became obligated to pay to GEC 50.1% of all interest and principal due under, and 100% of the expenses related to, the Holdings Bonds to the extent Holdings has cash in excess of a certain level of permitted working capital, subject to certain limitations. Additional capital contributions from the members may be required to the extent Holdings is unable to pay those amounts. We have agreed to indemnify GEC for 9.0% of any principal or interest that GEC is required to pay on these bonds and pay GEC an annual fee of approximately $0.95 million for acting as obligor. The maximum amount of our contingent obligations to GEC under this agreement is 9.0% of the required principal repayment due in 2019 (which is expected to be $63.1 million) and 9.0% of interest payments under the Holdings Bonds, plus fees and default interest, if any.

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

We have $32.5 million of letters of credit outstanding as of December 31, 2016, and have posted $11.4 million of surety bonds in the ordinary course of business.

12. Related Party Transactions

We sometimes pay to and/or receive fees from Penske Corporation and its affiliates for services rendered in the normal course of business, or to reimburse payments made to third parties on each other’s behalf. These transactions are reviewed periodically by our Audit Committee and reflect the provider’s cost or an amount mutually agreed upon by both parties. During 2016, 2015, and 2014, Penske Corporation and its affiliates billed us $6.9 million, $6.7 million, and $7.3 million, respectively, and we billed Penske Corporation and its affiliates $148 thousand, $101 thousand, and $56 thousand, respectively, for such services. As of December 31, 2016 and 2015, we had $98 thousand and $64 thousand of receivables from and $0.8 million and $0.6 million of payables to Penske Corporation and its subsidiaries, respectively.

On July 27, 2016, we acquired an additional 14.4% ownership interest in PTL, a leading provider of transportation services and supply chain management, from GE Capital for approximately $498.5 million in cash. After the transaction, PTL is owned 41.1% by Penske Corporation, 23.4% by us, 20.0% by Mitsui, and 15.5% by GE Capital. In connection with this transaction, the PTL partners agreed to amend and restate the existing partnership agreement among the partners which, among other things, provides us with specified partner distribution and governance rights and restricts our ability to transfer our interests. Specifically, as a limited partner, we are now entitled to one of seven representatives of PTL’s Advisory Committee and approval rights over significant governance items of PTL. We continue to have the right to pro rata quarterly distributions equal to 50% of PTL’s consolidated net income, and we expect to realize significant cash tax savings.

We may only transfer our 23.4% ownership interest in PTL with the unanimous consent of the other partners, or if we provide the remaining partners with a right of first offer to acquire our interests, except that we may transfer up to 9.02% of our interests to Penske Corporation without complying with the right of first offer to the remaining partners. We and Penske Corporation have previously agreed that (1) in the event of any transfer by Penske Corporation of their partnership interests to a third party, we shall be entitled to “tag-along” by transferring a pro rata amount of our partnership interests on similar terms and conditions, and (2) Penske Corporation is entitled to a right of first refusal in the event of any transfer of our partnership interests, subject to the terms of the partnership agreement. Additionally, PTL has agreed to indemnify the general partner for any actions in connection with managing PTL, except those taken in bad faith or in violation of the partnership agreement.

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

In 2016, 2015, and 2014, we received $21.7 million, $13.8 million, and $11.6 million, respectively, from PTL in pro rata cash dividends. In 2014, we formed a venture with PTL, Penske Commercial Leasing Australia. This venture

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

combines PTL’s fleet operations expertise with our market knowledge of commercial vehicles to rent heavy-duty commercial vehicles in Australia. This venture is accounted for as an equity method investment as discussed in Note 2.

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

Joint Venture Relationships

From time to time we enter into joint venture relationships in the ordinary course of business, pursuant to which we own and operate automotive dealerships together with other investors. We may also provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of December 31, 2016, our automotive joint venture relationships were as follows:

Location	Dealerships	Ownership Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Sprinter, Porsche, smart	80.00	% (A) (B)
Greenwich, Connecticut	Mercedes-Benz	80.00	% (A) (B)
Northern Italy	BMW, MINI, Maserati, Porsche, Audi, Land Rover, Volvo, Nissan	84.00	% (B) (E)
Aachen, Germany	Audi, Maserati, SEAT, Skoda, Volkswagen	68.00	% (C)
Frankfurt, Germany	Lexus, Toyota, Volkswagen	50.00	% (D)
Barcelona, Spain	BMW, MINI	50.00	% (D)
Tokyo, Japan	BMW, MINI, Rolls-Royce, Ferrari, ALPINA	49.00	% (D)

(a)	An entity controlled by one of our directors, Lucio A. Noto, owns a 20% interest in this joint venture.
(b)	Entity is consolidated in our financial statements.
(c)

Entity is consolidated in our financial statements as a result of our purchase of an additional 10% interest in this joint venture in the third quarter of 2015. In March 2016, we acquired an additional 8% interest in this joint venture.

(d)	Entity is accounted for using the equity method of accounting.
(e)

In October 2016, we made an additional investment in this joint venture, which increased our ownership interest from 70% to 84%. This additional investment funded our acquisition of seven retail automotive franchises in October 2016, consisting of three Porsche franchises, one Audi franchise, one Land Rover franchise, one Volvo franchise, and one Nissan franchise in the Bologna, Italy market.

Additionally, we are party to non-automotive joint ventures including our investments in Penske Commercial Leasing Australia (33%), Penske Vehicle Services (31%), PTL (23.4%), and National Powersport Auctions (7%) that are accounted for under the equity method, as more fully discussed in Note 2.

13. Stock‑Based Compensation

Key employees, outside directors, consultants and advisors of PAG are eligible to receive stock‑based compensation pursuant to the terms of our 2015 Equity Incentive Plan (the “2015 Plan”). This plan allows for the issuance of shares for stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other awards. The 2015 Plan is a five year plan which allows for up to 4,000,000 awards of which 3,575,856 shares of common stock were

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

available for grant as of December 31, 2016. Compensation expense related to our equity incentive plan was $14.8 million, $14.1 million, and $12.8 million during 2016, 2015, and 2014, respectively.

Restricted Stock

During 2016, 2015, and 2014, we granted 316,486, 295,148, and 314,677 shares, respectively, of restricted common stock and restricted stock units at no cost to participants under the plan. These awards provide the holder voting and dividend rights prior to vesting. The awards are subject to forfeiture and are non‑transferable, which restrictions generally lapse over a four year period from the grant date at a rate of 15%, 15%, 20% and 50% per year. We have determined that the grant date quoted market price of the underlying common stock is the appropriate measure of compensation cost. This cost is amortized as expense over the restriction period. As of December 31, 2016, there was $21.2 million of unrecognized compensation cost related to the restricted stock, which is expected to be recognized over the restricted period.

Presented below is a summary of the status of our restricted stock as of December 31, 2016 and 2015, and changes during the year ended December 31, 2016:

		Weighted Average	Aggregate
	Shares	Grant Date Fair Value	Intrinsic Value
December 31, 2015	981,735	$32.43
Granted	316,486	44.74
Vested	(374,453)	36.54
Forfeited	(4,575)	21.19
December 31, 2016	919,193	$22.73	$47.7

14. Equity

A summary of shares repurchased under our securities repurchase program, and shares acquired, is as follows:

	Year Ended December 31,
	2016	2015	2014
Shares repurchased (1)	4,512,325	854,313	175,000
Aggregate purchase price	$167.9	$40.9	$8.0
Average purchase price per share	$37.21	$47.86	$45.95

Shares acquired (2)	144,717	156,383	160,350
Aggregate purchase price	$5.7	$8.0	$7.5
Average purchase price per share	$39.47	$51.05	$46.48

(1)	Shares were repurchased under our securities repurchase program. As of December 31, 2016, we have $32.1 million in repurchase authorization under the repurchase program.
(2)	Shares were acquired from employees in connection with a net share settlement feature of employee equity awards.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

15. Accumulated Other Comprehensive Income/(Loss)

Changes in accumulated other comprehensive income/(loss) by component and the reclassifications out of accumulated other comprehensive income/(loss) during the years ended December 31, 2016, 2015, and 2014 attributable to Penske Automotive Group common stockholders follows:

			Accumulated
	Foreign		Other
	Currency		Comprehensive
	Translation	Other	Income (Loss)
Balance at January 1, 2014	$11.4	$0.2	$11.6
Other comprehensive income before reclassifications	(63.1)	(6.7)	(69.8)
Amounts reclassified from accumulated other comprehensive income — net of tax provision of $3.2	—	4.9	4.9
Net current-period other comprehensive income	(63.1)	(1.8)	(64.9)
Balance at December 31, 2014	$(51.7)	$(1.6)	$(53.3)
Other comprehensive income before reclassifications	(61.8)	(7.4)	(69.2)
Amounts reclassified from accumulated other comprehensive income — net of tax provision $0.0	—	—	—
Net current-period other comprehensive income	(61.8)	(7.4)	(69.2)
Balance at December 31, 2015	$(113.5)	$(9.0)	$(122.5)
Other comprehensive income before reclassifications	(116.5)	(11.7)	(128.2)
Amounts reclassified from accumulated other comprehensive income — net of tax provision of $0.0	—	—	—
Net current-period other comprehensive income	(116.5)	(11.7)	(128.2)
Balance at December 31, 2016	$(230.0)	$(20.7)	$(250.7)

Within the amounts reclassified from accumulated other comprehensive income in 2014, the amounts associated with “Other” relate to interest rate swaps and are included in floor plan interest expense.

16. Income Taxes

Income taxes relating to income from continuing operations consisted of the following:

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$(47.2)	$61.8	$51.2
State and local	4.7	11.5	7.9
Foreign	41.0	40.1	43.5
Total current	$(1.5)	$113.4	$102.6
Deferred:
Federal	140.6	40.1	42.9
State and local	22.3	8.4	9.3
Foreign	(0.7)	(3.9)	(1.7)
Total deferred	$162.2	$44.6	$50.5
Income taxes relating to continuing operations	$160.7	$158.0	$153.1

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Income taxes relating to income from continuing operations varied from the U.S. federal statutory income tax rate due to the following:

	Year Ended December 31,
	2016	2015	2014
Income taxes relating to continuing operations at federal statutory rate of 35%	$177.8	$172.2	$160.3
State and local income taxes, net of federal taxes	14.7	13.3	11.0
Non-U.S. income taxed at other rates	(26.8)	(27.4)	(17.7)
Other	(5.0)	(0.1)	(0.5)
Income taxes relating to continuing operations	$160.7	$158.0	$153.1

The components of deferred tax assets and liabilities as of December 31, 2016 and 2015 were as follows:

	2016	2015
Deferred Tax Assets
Accrued liabilities	$71.4	$67.5
Net operating loss carryforwards	32.4	17.9
Other	18.7	26.2
Total deferred tax assets	122.5	111.6
Valuation allowance	(17.2)	(17.3)
Net deferred tax assets	105.3	94.3
Deferred Tax Liabilities
Depreciation and amortization	(210.9)	(198.1)
Partnership investments	(448.1)	(285.5)
Convertible notes	(5.0)	(7.5)
Other	(5.9)	(6.1)
Total deferred tax liabilities	(669.9)	(497.2)
Net deferred tax liabilities	$(564.6)	$(402.9)

We do not provide for U.S. taxes relating to undistributed earnings or losses of our non-U.S. subsidiaries. Income from continuing operations before income taxes of non-U.S. subsidiaries (which subsidiaries are predominately in the U.K.) was $191.4 million, $182.5 million, and $170.6 million during 2016, 2015, and 2014, respectively. It is our belief that such earnings will be indefinitely reinvested in the companies that produced them. As of December 31, 2016, we have not provided U.S. federal income taxes on a total temporary difference of $816.5 million related to the excess of financial reporting basis over tax basis in the non-U.S. subsidiaries.

As a result of our acquisition of the remaining ownership interests of Premier Truck Group in April 2016, bringing our total ownership interest to 100%, the partnership entity was liquidated, thereby yielding an adjustment to the tax basis of this investment. The result was an elimination of $5.1 million of deferred tax liabilities, which reduced income tax expense by the same amount in the current year.

As of December 31, 2016, we have $240.1 million of state net operating loss carryforwards in the U.S. that expire at various dates beginning in 2017 through 2036, U.S. and Puerto Rico federal and state credit carryforwards of $8.5 million that will not expire, U.K. capital loss carryforwards of $4.7 million that will not expire, German net operating loss carryforwards of $20.1 million that will not expire, Australian net operating loss carryforwards of $22.1 million that will not expire, Canadian net operating loss carryforwards of $1.7 million that will not expire, and Italian net operating loss carryforwards of $0.1 million that will not expire. The Company generated $174.2 million of state net operating loss carryforwards in the U.S. in 2016.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

A valuation allowance of $2.6 million has been recorded against the state net operating loss carryforwards in the U.S. and a valuation allowance of $0.3 million has been recorded against the state credit carryforwards in the U.S. as of December 31, 2016. A valuation allowance of $7.3 million has been recorded against German net operating losses and other deferred tax assets as of December 31, 2016. A valuation allowance of $6.5 million has been recorded against U.K. deferred tax assets related to buildings as of December 31, 2016. A valuation allowance of $0.4 million has been recorded against Canadian net operating losses as of December 31, 2016. A valuation allowance of $0.1 million has been recorded against Australian capital losses as of December 31, 2016.

Generally accepted accounting principles relating to uncertain income tax positions prescribe a minimum recognition threshold a tax position is required to meet before being recognized, and provides guidance on the derecognition, measurement, classification, and disclosure relating to income taxes. The movement in uncertain tax positions for the years ended December 31, 2016, 2015, and 2014 were as follows:

	2016	2015	2014
Uncertain tax positions — January 1	$12.8	$13.1	$14.0
Gross increase — tax position in prior periods	0.2	0.2	0.2
Gross decrease — tax position in prior periods	(0.3)	—	(0.6)
Gross increase — current period tax position	—	—	0.1
Settlements	(7.8)	—	—
Lapse in statute of limitations	—	—	—
Foreign exchange	(1.5)	(0.5)	(0.6)
Uncertain tax positions — December 31	$3.4	$12.8	$13.1

We have elected to include interest and penalties in our income tax expense. The total interest and penalties included within uncertain tax positions at December 31, 2016 was $2.0 million. We do not expect a significant change to the amount of uncertain tax positions within the next twelve months. Our U.S. federal returns remain open to examination for 2013 through 2015 and various non-U.S. and U.S. state jurisdictions are open for periods ranging from 2009 through 2015. The portion of the total amount of uncertain tax positions as of December 31, 2016 that would, if recognized, impact the effective tax rate was $3.4 million.

We have classified our tax reserves as a long‑term obligation on the basis that management does not expect to make payments relating to those reserves within the next twelve months.

17. Segment Information

Our operations are organized by management into operating segments by line of business and geography. We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations and other non-automotive consolidated operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations. The Retail Automotive reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and our retail automotive joint ventures. The individual dealership operations included in the Retail Automotive reportable segment have been grouped into four geographic operating segments: Eastern, Central, and Western United States and International. The geographic operating segments have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The accounting policies of the segments are the same and are described in Note 1.

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

	Retail	Retail Commercial		Non-Automotive	Intersegment
	Automotive	Truck	Other	Investments	Elimination	Total
Revenues
2016	$18,673.2	$1,000.7	$448.5	$—	$(3.9)	$20,118.5
2015	17,896.3	944.1	446.4	—	(1.9)	19,284.9
2014	16,657.5	125.6	454.0	—	(5.1)	17,232.0
Floor plan interest expense
2016	$47.1	$2.9	$0.9	$—	$—	$50.9
2015	41.3	2.0	1.2	—	—	44.5
2014	45.1	0.3	1.1	—	—	46.5
Other interest expense
2016	$74.8	$4.1	$6.5	$—	$—	$85.4
2015	56.8	3.8	8.8	—	—	69.4
2014	46.9	0.9	5.0	—	—	52.8
Depreciation
2016	$81.7	$3.2	$4.8	$—	$—	$89.7
2015	71.3	2.0	4.7	—	—	78.0
2014	67.1	0.5	2.6	—	—	70.2
Equity in earnings of affiliates
2016	$4.9	$—	$—	$64.6	$—	$69.5
2015	4.4	—	—	34.9	—	39.3
2014	3.8	6.5	—	30.5	—	40.8
Adjusted segment income
2016	$412.9	$26.2	$4.4	$64.6	$—	$508.1
2015	420.4	35.4	1.2	34.9	—	491.9
2014	390.1	11.7	9.6	30.5	—	441.9

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

The following table reconciles total adjusted segment income to consolidated income from continuing operations before income taxes:

	Year Ended December 31,
	2016	2015	2014
Adjusted segment income	$508.1	$491.9	$441.9
Gain on investment	—	—	16.0
Income from continuing operations before income taxes	$508.1	$491.9	$457.9

Total assets, equity method investments, and capital expenditures by reporting segment are as set forth in the table below:

	Retail	Retail Commercial		Non-Automotive	Intersegment
	Automotive	Truck	Other	Investments	Elimination	Total
Total assets (1)
2016	$7,039.6	$489.1	$497.6	$834.8	$—	$8,861.1
2015	6,682.1	525.5	507.7	298.1	—	8,013.4
Equity method investments
2016	$58.6	$—	$—	$834.8	$—	$893.4
2015	38.3	—	—	298.1	—	336.4
Capital expenditures
2016	$195.6	$3.3	$4.2	$—	$—	$203.1
2015	187.7	4.5	7.3	—	—	199.5
2014	170.8	0.4	4.9	—	—	176.1

(1)As discussed in Note 4, we treated the operations of our car rental business as discontinued operations. The associated assets have been reclassified to “Assets held for sale” as of December 31, 2015 on the Consolidated Balance Sheets and therefore are still included within the Other segment in total assets above.

The following table presents certain data by geographic area:

	Year Ended December 31,
	2016	2015	2014
Revenue from external customers:
U.S.	$12,005.9	$11,806.9	$10,435.9
Non-U.S.	8,112.6	7,478.0	6,796.1
Total revenue from external customers	$20,118.5	$19,284.9	$17,232.0
Long-lived assets, net:
U.S.	$1,847.3	$1,248.7
Non-U.S.	880.9	627.0
Total long-lived assets	$2,728.2	$1,875.7

The Company’s non-U.S. operations are predominantly based in the U.K.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

The following tables present our revenue from external customers by product type for our Retail Automotive and Retail Commercial Truck segments:

	Year Ended December 31,
Retail Automotive Dealership Revenue	2016	2015	2014
New vehicle	$9,547.1	$9,208.9	$8,698.8
Used vehicle	5,663.7	5,425.5	4,971.1
Finance and insurance, net	495.0	478.3	436.0
Service and parts	1,948.6	1,830.7	1,716.9
Fleet and wholesale	1,018.8	952.9	834.7
Total retail automotive dealership revenue	$18,673.2	$17,896.3	$16,657.5

	Year Ended December 31,
Retail Commercial Truck Dealership Revenue	2016	2015	2014 (1)
New truck	$625.5	$572.5	$78.7
Used truck	51.8	58.7	9.5
Finance and insurance, net	7.3	6.7	0.9
Service and parts	306.0	286.0	33.9
Lease, rental and wholesale	10.1	20.2	2.6
Total retail commercial truck dealership revenue	$1,000.7	$944.1	$125.6

(1)	As we acquired a controlling interest in Premier Truck Group in November 2014, information for the year ended December 31, 2014 represents revenues since our date of acquisition in November 2014.

18. Summary of Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2016 (1)(2)
Total revenues	$4,824.6	$5,254.1	$5,152.0	$4,887.8
Gross profit	723.8	771.3	744.2	727.3
Net income	80.2	95.0	88.5	82.7
Net income attributable to Penske Automotive Group common stockholders	79.3	93.5	87.5	82.6
Diluted earnings per share attributable to Penske Automotive Group common stockholders	$0.90	$1.10	$1.03	$0.97
2015 (1)(2)
Total revenues	$4,482.9	$4,920.6	$4,960.1	$4,921.3
Gross profit	689.9	731.3	729.2	717.1
Net income	75.9	95.7	87.5	71.3
Net income attributable to Penske Automotive Group common stockholders	75.2	94.0	86.6	70.3
Diluted earnings per share attributable to Penske Automotive Group common stockholders	$0.83	$1.04	$0.96	$0.78

(1)	As discussed in Note 4, we have treated the operations of certain entities as discontinued operations. The results for all periods have been restated to reflect such treatment.
(2)	Per share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year per share amounts due to rounding.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

19. Condensed Consolidating Financial Information

The following tables include condensed consolidating financial information as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015, and 2014 for Penske Automotive Group, Inc. (as the issuer of the 5.75% Notes, the 5.375% Notes, and the 5.50% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing non-U.S. entities). Guarantor subsidiaries are directly or indirectly 100% owned by PAG, and the guarantees are full and unconditional, and joint and several. The guarantees may be released under certain circumstances upon resale, or transfer by us of the stock of the related guarantor or all or substantially all of the assets of the guarantor to a non-affiliate.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2016

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Cash and cash equivalents	$24.0	$—	$—	$9.4	$14.6
Accounts receivable, net	879.0	(447.0)	447.0	483.6	395.4
Inventories	3,408.2	—	—	1,830.5	1,577.7
Other current assets	102.0	—	14.3	32.5	55.2
Assets held for sale	8.3	—	—	8.3	—
Total current assets	4,421.5	(447.0)	461.3	2,364.3	2,042.9
Property and equipment, net	1,806.5	—	3.3	961.0	842.2
Intangible assets	1,711.4	—	—	1,079.7	631.7
Equity method investments	893.4	—	833.7	—	59.7
Other long-term assets	28.3	(2,215.0)	2,220.6	4.1	18.6
Total assets	$8,861.1	$(2,662.0)	$3,518.9	$4,409.1	$3,595.1
Floor plan notes payable	$2,084.5	$—	$—	$1,178.0	$906.5
Floor plan notes payable — non-trade	1,233.3	—	156.0	623.2	454.1
Accounts payable	497.4	—	4.9	171.9	320.6
Accrued expenses	360.0	(447.0)	0.9	77.2	728.9
Current portion of long-term debt	48.3	—	—	6.0	42.3
Liabilities held for sale	6.1	—	—	6.1	—
Total current liabilities	4,229.6	(447.0)	161.8	2,062.4	2,452.4
Long-term debt	1,828.8	(175.8)	1,577.6	186.0	241.0
Deferred tax liabilities	592.7	—	—	578.8	13.9
Other long-term liabilities	430.5	—	—	65.2	365.3
Total liabilities	7,081.6	(622.8)	1,739.4	2,892.4	3,072.6
Total equity	1,779.5	(2,039.2)	1,779.5	1,516.7	522.5
Total liabilities and equity	$8,861.1	$(2,662.0)	$3,518.9	$4,409.1	$3,595.1

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2015

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Cash and cash equivalents	$62.4	$—	$—	$—	$62.4
Accounts receivable, net	782.3	(430.4)	430.4	400.8	381.5
Inventories	3,463.5	—	—	1,650.5	1,813.0
Other current assets	85.6	—	3.9	28.3	53.4
Assets held for sale	12.7	—	—	8.5	4.2
Total current assets	4,406.5	(430.4)	434.3	2,088.1	2,314.5
Property and equipment, net	1,520.1	—	4.0	822.0	694.1
Intangible assets	1,731.2	—	—	878.9	852.3
Equity method investments	336.4	—	298.2	—	38.2
Other long-term assets	19.2	(2,253.4)	2,259.9	7.2	5.5
Total assets	$8,013.4	$(2,683.8)	$2,996.4	$3,796.2	$3,904.6
Floor plan notes payable	$2,247.2	$—	$—	$1,295.0	$952.2
Floor plan notes payable — non-trade	1,132.4	—	154.7	339.8	637.9
Accounts payable	493.8	—	4.8	143.3	345.7
Accrued expenses	378.1	(430.4)	0.1	112.3	696.1
Current portion of long-term debt	28.0	—	—	5.7	22.3
Liabilities held for sale	6.2	—	—	4.4	1.8
Total current liabilities	4,285.7	(430.4)	159.6	1,900.5	2,656.0
Long-term debt	1,247.0	(256.4)	1,001.9	109.2	392.3
Deferred tax liabilities	433.4	—	—	413.4	20.0
Other long-term liabilities	212.4	—	—	68.9	143.5
Total liabilities	6,178.5	(686.8)	1,161.5	2,492.0	3,211.8
Total equity	1,834.9	(1,997.0)	1,834.9	1,304.2	692.8
Total liabilities and equity	$8,013.4	$(2,683.8)	$2,996.4	$3,796.2	$3,904.6

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2016

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Revenues	$20,118.5	$—	$—	$10,946.2	$9,172.3
Cost of sales	17,151.9	—	—	9,251.8	7,900.1
Gross profit	2,966.6	—	—	1,694.4	1,272.2
Selling, general and administrative expenses	2,302.0	—	19.2	1,284.4	998.4
Depreciation	89.7	—	1.7	47.3	40.7
Operating income	574.9	—	(20.9)	362.7	233.1
Floor plan interest expense	(50.9)	—	(3.0)	(29.1)	(18.8)
Other interest expense	(85.4)	—	(59.2)	(5.1)	(21.1)
Equity in earnings of affiliates	69.5	—	64.6	—	4.9
Equity in earnings of subsidiaries	—	(523.3)	523.3	—	—
Income from continuing operations before income taxes	508.1	(523.3)	504.8	328.5	198.1
Income taxes	(160.7)	166.6	(160.7)	(124.4)	(42.2)
Income from continuing operations	347.4	(356.7)	344.1	204.1	155.9
(Loss) income from discontinued operations, net of tax	(1.0)	1.0	(1.0)	(0.9)	(0.1)
Net income	346.4	(355.7)	343.1	203.2	155.8
Other comprehensive income (loss), net of tax	(129.0)	123.9	(129.0)	—	(123.9)
Comprehensive income	217.4	(231.8)	214.1	203.2	31.9
Less: Comprehensive income attributable to non-controlling interests	2.7	0.8	(0.8)	—	2.7
Comprehensive income attributable to Penske Automotive Group common stockholders	$214.7	$(232.6)	$214.9	$203.2	$29.2

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2015

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Revenues	$19,284.9	$—	$—	$10,152.4	$9,132.5
Cost of sales	16,417.4	—	—	8,582.4	7,835.0
Gross profit	2,867.5	—	—	1,570.0	1,297.5
Selling, general and administrative expenses	2,223.0	—	23.6	1,193.0	1,006.4
Depreciation	78.0	—	1.6	42.0	34.4
Operating income	566.5	—	(25.2)	335.0	256.7
Floor plan interest expense	(44.5)	—	(2.8)	(22.0)	(19.7)
Other interest expense	(69.4)	—	(45.6)	(5.3)	(18.5)
Equity in earnings of affiliates	39.3	—	34.8	—	4.5
Equity in earnings of subsidiaries	—	(527.0)	527.0	—	—
Income from continuing operations before income taxes	491.9	(527.0)	488.2	307.7	223.0
Income taxes	(158.0)	170.5	(158.0)	(117.4)	(53.1)
Income from continuing operations	333.9	(356.5)	330.2	190.3	169.9
(Loss) income from discontinued operations, net of tax	(3.5)	4.0	(4.0)	(1.4)	(2.1)
Net income	330.4	(352.5)	326.2	188.9	167.8
Other comprehensive income (loss), net of tax	(70.3)	62.9	(70.3)	—	(62.9)
Comprehensive income	260.1	(289.6)	255.9	188.9	104.9
Less: Comprehensive income attributable to non-controlling interests	3.2	1.1	(1.1)	—	3.2
Comprehensive income attributable to Penske Automotive Group common stockholders	$256.9	$(290.7)	$257.0	$188.9	$101.7

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2014

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Revenues	$17,232.0	$—	$—	$9,589.0	$7,643.0
Cost of sales	14,652.8	—	—	8,092.5	6,560.3
Gross profit	2,579.2	—	—	1,496.5	1,082.7
Selling, general and administrative expenses	2,008.6	—	28.7	1,133.9	846.0
Depreciation	70.2	—	1.3	37.8	31.1
Operating income	500.4	—	(30.0)	324.8	205.6
Floor plan interest expense	(46.5)	—	(10.4)	(20.7)	(15.4)
Other interest expense	(52.8)	—	(29.8)	(5.0)	(18.0)
Gain on investment	16.0	—	16.0	—	—
Equity in earnings of affiliates	40.8	—	36.5	—	4.3
Equity in earnings of subsidiaries	—	(473.2)	473.2	—	—
Income from continuing operations before income taxes	457.9	(473.2)	455.5	299.1	176.5
Income taxes	(153.1)	157.9	(152.0)	(110.3)	(48.7)
Income from continuing operations	304.8	(315.3)	303.5	188.8	127.8
(Loss) income from discontinued operations, net of tax	(14.7)	16.8	(16.8)	(2.4)	(12.3)
Net income	290.1	(298.5)	286.7	186.4	115.5
Other comprehensive income (loss), net of tax	(66.2)	62.5	(66.2)	4.7	(67.2)
Comprehensive income	223.9	(236.0)	220.5	191.1	48.3
Less: Comprehensive income attributable to non-controlling interests	2.1	1.4	(1.4)	—	2.1
Comprehensive income attributable to Penske Automotive Group common stockholders	$221.8	$(237.4)	$221.9	$191.1	$46.2

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2016

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group	Subsidiaries	Subsidiaries
Net cash provided by (used in) continuing operating activities	$365.5	$(37.4)	$52.1	$350.8
Investing activities:
Purchase of equipment and improvements	(203.1)	(1.0)	(126.6)	(75.5)
Acquisition of additional ownership interest in Penske Truck Leasing	(498.5)	(498.5)	—	—
Acquisitions, net	(140.8)	—	—	(140.8)
Other	5.7	—	17.0	(11.3)
Net cash used in continuing investing activities	(836.7)	(499.5)	(109.6)	(227.6)
Financing activities:
Issuance of 5.50% senior subordinated notes	500.0	500.0	—	—
Net borrowings of long-term debt	122.9	80.0	21.6	21.3
Net borrowings (repayments) of floor plan notes payable — non-trade	101.0	1.3	270.8	(171.1)
Payment of debt issuance costs	(6.7)	(6.7)	—	—
Repurchases of common stock	(173.6)	(173.6)	—	—
Dividends	(95.1)	(95.1)	—	—
Other	(9.7)	—	—	(9.7)
Distributions from (to) parent	—	231.0	(226.2)	(4.8)
Net cash provided by (used in) continuing financing activities	438.8	536.9	66.2	(164.3)
Net cash provided by discontinued operations	3.1	—	0.7	2.4
Effect of exchange rate changes on cash and cash equivalents	(9.1)	—	—	(9.1)
Net change in cash and cash equivalents	(38.4)	—	9.4	(47.8)
Cash and cash equivalents, beginning of period	62.4	—	—	62.4
Cash and cash equivalents, end of period	$24.0	$—	$9.4	$14.6

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2015

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group	Subsidiaries	Subsidiaries
Net cash provided by (used in) continuing operating activities	$391.5	$(4.9)	$230.3	$166.1
Investing activities:
Purchase of equipment and improvements	(199.5)	(1.3)	(119.7)	(78.5)
Acquisitions, net	(156.9)	—	(93.2)	(63.7)
Other	4.7	—	—	4.7
Net cash used in continuing investing activities	(351.7)	(1.3)	(212.9)	(137.5)
Financing activities:
Net (repayments) borrowings of long-term debt	(62.1)	72.0	(4.9)	(129.2)
Net borrowings (repayments) of floor plan notes payable — non-trade	154.2	67.9	(58.3)	144.6
Payment of debt issuance costs	(1.8)	—	—	(1.8)
Repurchases of common stock	(48.9)	(48.9)	—	—
Dividends	(84.8)	(84.8)	—	—
Other	(5.9)	—	—	(5.9)
Distributions from (to) parent	—	—	8.8	(8.8)
Net cash (used in) provided by continuing financing activities	(49.3)	6.2	(54.4)	(1.1)
Net cash provided by discontinued operations	37.0	—	37.0	—
Effect of exchange rate changes on cash and cash equivalents	(1.4)	—	—	(1.4)
Net change in cash and cash equivalents	26.1	—	—	26.1
Cash and cash equivalents, beginning of period	36.3	—	—	36.3
Cash and cash equivalents, end of period	$62.4	$—	$—	$62.4

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2014

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group	Subsidiaries	Subsidiaries
Net cash provided by (used in) continuing operating activities	$359.3	$(70.7)	$209.7	$220.3
Investing activities:
Purchase of equipment and improvements	(176.1)	(1.7)	(101.2)	(73.2)
Acquisitions, net	(355.0)	—	(175.3)	(179.7)
Other	(22.6)	4.2	—	(26.8)
Net cash (used in) provided by continuing investing activities	(553.7)	2.5	(276.5)	(279.7)
Financing activities:
Issuance of 5.375% senior subordinated notes	300.0	300.0	—	—
Net (repayments) borrowings of long-term debt	(71.3)	(100.0)	9.0	19.7
Net borrowings (repayments) of floor plan notes payable — non-trade	26.1	(41.4)	35.9	31.6
Payment of debt issuance costs	(4.4)	(4.4)	—	—
Repurchases of common stock	(15.5)	(15.5)	—	—
Dividends	(70.5)	(70.5)	—	—
Other	0.3	—	—	0.3
Distributions from (to) parent	—	—	5.5	(5.5)
Net cash provided by continuing financing activities	164.7	68.2	50.4	46.1
Net cash provided by discontinued operations	17.0	—	3.3	13.7
Effect of exchange rate changes on cash and cash equivalents	(1.3)	—	—	(1.3)
Net change in cash and cash equivalents	(14.0)	—	(13.1)	(0.9)
Cash and cash equivalents, beginning of period	50.3	—	13.1	37.2
Cash and cash equivalents, end of period	$36.3	$—	$—	$36.3

Schedule II

PENSKE AUTOMOTIVE GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In millions)

	Balance at		Deductions,	Balance
	Beginning		Recoveries,	at End
Description	of Year	Additions	& Other	of Year
Year Ended December 31, 2016
Allowance for doubtful accounts	$4.2	$2.8	$(2.5)	$4.5
Tax valuation allowance	17.3	2.1	(2.2)	17.2
Year Ended December 31, 2015
Allowance for doubtful accounts	$3.5	$1.7	$(1.0)	$4.2
Tax valuation allowance	18.2	0.3	(1.2)	17.3
Year Ended December 31, 2014
Allowance for doubtful accounts	$2.9	$1.0	$(0.4)	$3.5
Tax valuation allowance	14.6	4.3	(0.7)	18.2