Form 10-Q
period 2017-03-31
PENSKE AUTOMOTIVE GROUP, INC.
filed 2017-04-27
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

(248) 648-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 21, 2017, there were 86,143,320 shares of voting common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
	(In millions, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$72.2	$24.0
Accounts receivable, net of allowance for doubtful accounts of $4.4 and $4.5	852.2	879.0
Inventories	3,565.8	3,408.2
Other current assets	99.3	73.9
Assets held for sale	—	8.4
Total current assets	4,589.5	4,393.5
Property and equipment, net	1,874.7	1,806.5
Goodwill	1,538.4	1,291.2
Other indefinite-lived intangible assets	447.0	420.1
Equity method investments	906.8	893.4
Other long-term assets	39.0	28.3
Total assets	$9,395.4	$8,833.0
LIABILITIES AND EQUITY
Floor plan notes payable	$2,104.8	$2,084.5
Floor plan notes payable — non-trade	1,296.4	1,233.3
Accounts payable	555.9	497.4
Accrued expenses	413.9	360.0
Current portion of long-term debt	48.4	48.3
Liabilities held for sale	0.8	6.1
Total current liabilities	4,420.2	4,229.6
Long-term debt	1,989.0	1,828.8
Deferred tax liabilities	608.6	564.6
Other long-term liabilities	480.7	430.5
Total liabilities	7,498.5	7,053.5
Commitments and contingent liabilities (Note 9)
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 86,140,784 shares issued and outstanding at March 31, 2017; 85,214,345 shares issued and outstanding at December 31, 2016	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	531.2	497.1
Retained earnings	1,561.5	1,504.5
Accumulated other comprehensive income (loss)	(225.0)	(250.7)
Total Penske Automotive Group stockholders’ equity	1,867.7	1,750.9
Non-controlling interest	29.2	28.6
Total equity	1,896.9	1,779.5
Total liabilities and equity	$9,395.4	$8,833.0

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2017	2016
	(Unaudited)
	(In millions, except per share amounts)
Revenue:
Retail automotive dealership	$4,756.4	$4,512.9
Retail commercial truck dealership	211.7	206.7
Commercial vehicle distribution and other	113.0	105.0
Total revenues	$5,081.1	$4,824.6
Cost of sales:
Retail automotive dealership	4,048.1	3,847.9
Retail commercial truck dealership	175.3	173.5
Commercial vehicle distribution and other	83.4	79.4
Total cost of sales	4,306.8	4,100.8
Gross profit	774.3	723.8
Selling, general and administrative expenses	601.7	558.9
Depreciation	22.4	20.8
Operating income	150.2	144.1
Floor plan interest expense	(13.7)	(12.8)
Other interest expense	(25.0)	(17.2)
Equity in earnings of affiliates	13.2	5.5
Income from continuing operations before income taxes	124.7	119.6
Income taxes	(41.1)	(39.4)
Income from continuing operations	83.6	80.2
Loss from discontinued operations, net of tax	(0.6)	—
Net income	83.0	80.2
Less: Income attributable to non-controlling interests	0.4	0.9
Net income attributable to Penske Automotive Group common stockholders	$82.6	$79.3
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.97	$0.90
Discontinued operations	$(0.01)	$—
Net income attributable to Penske Automotive Group common stockholders	$0.96	$0.90
Shares used in determining basic earnings per share	85.6	88.3
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.97	$0.90
Discontinued operations	$(0.01)	$—
Net income attributable to Penske Automotive Group common stockholders	$0.96	$0.90
Shares used in determining diluted earnings per share	85.6	88.3
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$83.6	$80.2
Less: Income attributable to non-controlling interests	0.4	0.9
Income from continuing operations, net of tax	83.2	79.3
Loss from discontinued operations, net of tax	(0.6)	—
Net income attributable to Penske Automotive Group common stockholders	$82.6	$79.3
Cash dividends per share	$0.30	$0.26

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2017	2016
	(Unaudited)
	(In millions)
Net income	$83.0	$80.2
Other comprehensive income:
Foreign currency translation adjustment	24.7	0.3
Other adjustments to comprehensive income, net	1.4	0.9
Other comprehensive income (loss), net of tax	26.1	1.2
Comprehensive income	109.1	81.4
Less: Comprehensive income attributable to non-controlling interests	0.8	2.4
Comprehensive income attributable to Penske Automotive Group common stockholders	$108.3	$79.0

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2017	2016
	(Unaudited)
	(In millions)
Operating Activities:
Net income	$83.0	$80.2
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	22.4	20.8
Earnings of equity method investments	(13.2)	(5.5)
Loss from discontinued operations, net of tax	0.6	—
Deferred income taxes	42.5	3.9
Changes in operating assets and liabilities:
Accounts receivable	33.5	(53.2)
Inventories	(52.5)	(49.7)
Floor plan notes payable	20.4	15.3
Accounts payable and accrued expenses	86.0	56.3
Other	(24.1)	14.5
Net cash provided by continuing operating activities	198.6	82.6
Investing Activities:
Purchase of equipment and improvements	(36.9)	(46.8)
Acquisitions net, including repayment of sellers’ floor plan notes payable of $81.2 and $0.0, respectively	(314.2)	(0.4)
Other	9.0	(25.7)
Net cash used in continuing investing activities	(342.1)	(72.9)
Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	523.0	372.5
Repayments under U.S. credit agreement revolving credit line	(476.0)	(295.5)
Net borrowings of other long-term debt	106.1	34.5
Net borrowings of floor plan notes payable — non-trade	63.0	54.9
Repurchases of common stock	(2.7)	(167.9)
Dividends	(25.6)	(23.3)
Other	—	(4.6)
Net cash provided by (used in) continuing financing activities	187.8	(29.4)
Discontinued operations:
Net cash (used in) provided by discontinued operating activities	(7.0)	0.5
Net cash provided by discontinued investing activities	9.7	1.7
Net cash used in discontinued financing activities	(0.2)	—
Net cash provided by discontinued operations	2.5	2.2
Effect of exchange rate changes on cash and cash equivalents	1.4	0.7
Net change in cash and cash equivalents	48.2	(16.8)
Cash and cash equivalents, beginning of period	24.0	62.4
Cash and cash equivalents, end of period	$72.2	$45.6
Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest	$20.3	$18.4
Income taxes	(8.4)	13.1
Seller financed/assumed debt	3.8	—
Non cash activities:
Consideration transferred through common stock issuance	$32.4	$—
Contingent consideration	20.0	—

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF EQUITY

					Accumulated	Total
	Common Stock		Additional		Other	Penske
	Issued		Paid-in	Retained	Comprehensive	Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity
	(Unaudited)
	(Dollars in millions)
Balance, January 1, 2017	85,214,345	$—	$497.1	$1,504.5	$(250.7)	$1,750.9	$28.6	$1,779.5
Equity compensation	310,952	—	4.4	—	—	4.4	—	4.4
Repurchases of common stock	(50,000)	—	(2.7)	—	—	(2.7)	—	(2.7)
Issuance of common stock	665,487	—	32.4	—	—	32.4	—	32.4
Dividends	—	—	—	(25.6)	—	(25.6)	—	(25.6)
Distributions to non-controlling interests	—	—	—	—	—	—	(0.2)	(0.2)
Foreign currency translation	—	—	—	—	24.3	24.3	0.4	24.7
Other	—	—	—	—	1.4	1.4	—	1.4
Net income	—	—	—	82.6	—	82.6	0.4	83.0
Balance, March 31, 2017	86,140,784	$—	$531.2	$1,561.5	$(225.0)	$1,867.7	$29.2	$1,896.9

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

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $18.7 billion in total retail automotive dealership revenue we generated in 2016. As of March 31, 2017, we operated 357 retail automotive franchises, of which 165 franchises are located in the U.S. and 192 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the three months ended March 31, 2017, we retailed and wholesaled more than 154,000 vehicles. We are diversified geographically, with 56% of our total retail automotive dealership revenues in the three months ended March 31, 2017 generated in the U.S. and Puerto Rico and 44% generated outside the U.S. We offer over 40 vehicle brands, with 70% of our retail automotive dealership revenue in the three months ended March 31, 2017 generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offer a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products. We operate these dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry.

In the first quarter of 2017, we acquired CarSense in the U.S. and CarShop in the U.K., both businesses representing stand-alone used vehicle dealerships which we believe complement our existing franchised retail automotive dealership operations, providing us with synergies in our used vehicle operations at our existing dealerships in the U.S. and the U.K., as well as scalable opportunities across our market areas. Our CarSense operations consist of five locations operating in the Philadelphia and Pittsburgh, Pennsylvania market areas, including southern New Jersey. Our CarShop operations consist of five retail locations throughout the United Kingdom.

During the three months ended March 31, 2017, we acquired four retail automotive franchises, were granted two open points, and disposed of four retail automotive franchises. Of the retail automotive franchises acquired, two are located in New Jersey and represent the Jaguar and Land Rover brands, and two are located in Germany as part of the Jacobs Group and represent the Audi and Volkswagen brands.

Subsequent to March 31, 2017, we acquired a Mercedes-Benz and Sprinter dealership in Phoenix, Arizona, which complements our existing luxury dealerships located in our Scottsdale 101 Auto Collection in Arizona.

Retail Commercial Truck Dealership. We operate a heavy and medium duty truck dealership group known as Premier Truck Group (“PTG”) with locations in Texas, Oklahoma, Tennessee, Georgia, and Canada. As of March 31, 2017, PTG operated twenty locations, including fourteen full-service dealerships, offering primarily Freightliner and Western Star branded trucks. Four of these locations were acquired in April 2016 in the greater Toronto, Canada market area, and two of these locations were acquired in December 2016 in the Niagara Falls, Canada market area, also representing Freightliner and Western Star branded trucks. PTG also offers a full range of used trucks available for sale as well as service and parts departments, many of which are open 24 hours a day, seven days a week.

Commercial Vehicle Distribution. We are the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand and portions of the Pacific. This business, known as Penske Commercial Vehicles Australia (“PCV Australia”), distributes commercial vehicles and parts to a network of more than 70 dealership locations, including eight company-owned retail commercial vehicle dealerships.

We are also a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Mercedes-Benz Industrial, Allison Transmission and MTU Onsite Energy. This business, known as Penske Power Systems (“PPS”), offers products across the on- and off-highway markets in Australia, New Zealand and portions of the Pacific and supports full parts and aftersales service through a network of branches, field locations and dealers across the region. The on-highway portion of this business complements our PCV Australia distribution business, including integrated operations at retail locations shared with PCV.

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

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of March 31, 2017 and December 31, 2016 and for the three month periods ended March 31, 2017 and 2016 is unaudited, but includes all adjustments which our management believes to be necessary for the fair presentation of results for the periods presented. The consolidated condensed financial statements for prior periods have been revised for entities that have been treated as discontinued operations, and results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2016, which are included as part of our Annual Report on Form 10-K.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of contracts with customers. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606) — Deferral of the Effective Date” providing for a one-year deferral of the effective date of ASU 2014-09 and allowing for early adoption as of the original effective date. For public companies, this ASU is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The FASB has since also issued additional ASUs containing various updates to Topic 606 which will all be adopted along with ASU 2014-09. These ASUs can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early adoption permitted. We intend to adopt these ASUs on January 1, 2018. We have performed our preliminary assessment of the potential impact these accounting standard updates will have on our consolidated financial position, results of operations, and cash flows. Based on our assessment performed to date, we do not expect the adoption of these updates to have a material impact on our financial statements; however, we will be required to enhance our disclosures on revenue recognition upon adoption. We do not expect there to be a significant change in the timing of our revenue recognition, as we anticipate that our performance obligations under the new standard will be similar to those under existing guidance. Therefore, we expect to adopt using a cumulative-effect adjustment as of the date of adoption. We are also in the process of evaluating any changes in controls and procedures that may be necessary as part of our implementation of the new standards; however, we do not expect material changes. We will continue to assess the impact that these new standards will have our on our consolidated financial position, results of operations, and cash flows, throughout the remainder of 2017.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory (Topic 330).” Under ASU 2015-11, inventory that is measured using the first-in, first-out (FIFO), specific identification, or average cost methods should be measured at the lower of cost or net realizable value. This ASU does not impact inventory measurement under the last-in, first-out (LIFO) or retail inventory methods. For public companies, this ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The amendments from this update are to be applied prospectively. We adopted this ASU prospectively on the effective date of January 1, 2017. The adoption of this accounting standard update has not had a material impact on our consolidated financial position, results of operations, and cash flows.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740) — Balance Sheet Classification of Deferred Taxes.” Under ASU 2015-17, entities are required to classify all deferred tax liabilities and assets as noncurrent in a classified statement of financial position. For public companies, this ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The amendments from this update are to be applied either prospectively or retrospectively. We adopted this ASU retrospectively on the effective date of January 1, 2017. Amounts reclassified from “Other current assets” to “Deferred tax liabilities” were $28.1 million as of December 31, 2016. Other than the revised presentation of our consolidated balance sheets, the adoption of this accounting standard update has not had a material impact on our consolidated financial position, results of operations, and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under this new guidance, a company will now recognize most leases on its balance sheet as lease liabilities with corresponding right-of-use assets. For public companies, this ASU is effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods, with early adoption permitted. We intend to adopt this ASU on January 1, 2019. The amendments from this update are to be applied using a modified retrospective approach. The adoption of this ASU will result in a significant increase to our consolidated balance sheets for lease liabilities and right-of-use assets. We are currently evaluating the other effects the adoption of this ASU will have on our consolidated financial statements. We believe our current off-balance sheet leasing commitments are reflected in our credit rating.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation —Stock Compensation (Topic 718) — Improvement to Employee Share-Based Payment Accounting.” This ASU simplified several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public companies, this ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. This ASU was adopted on the effective date of January 1, 2017. As part of the adoption of this ASU, we have elected to record forfeitures as they occur. The amendments to timing of recognition of excess tax benefits, minimum statutory withholding requirements, and forfeitures were adopted using a modified retrospective approach. The cumulative-effect adjustment to retained earnings as of January 1, 2017 was not material. Amendments related to cash flow presentation of employee taxes paid was adopted retrospectively, with no material amounts reclassified from financing activities to operating activities for the three months ended March 31, 2016. Amendments related to the recognition of excess tax benefits on the income statement and presentation of excess tax benefits on the statement of cash flows were adopted prospectively, and therefore, prior periods were not adjusted. The adoption of this accounting standard update has not had a material impact on our consolidated financial position, results of operations, and cash flows.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments.” This ASU provides new guidance on eight specific cash flow issues related to how such cash receipts and cash payments should be presented in a statement of cash flows. For public companies, this ASU is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. The amendments from this update are to be applied retrospectively. We intend to adopt this ASU on January 1, 2018. We are currently assessing the impact the adoption of this update will have on our consolidated cash flows.

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

We had no entities newly classified as held for sale during the three months ended March 31, 2017 that met the criteria to be classified as discontinued operations. As such, the combined financial information presented below represents only retail automotive dealerships that were classified as discontinued operations prior to adoption of ASU No. 2014-08:

	Three Months Ended March 31,
	2017	2016
Revenues	$2.1	$8.4
Pre-tax loss	(0.9)	—

	March 31,	December 31,
	2017	2016
Inventories	$—	$4.6
Other assets	—	3.8
Total assets	$—	$8.4
Floor plan notes payable (including non-trade)	$—	$4.8
Other liabilities	0.8	1.3
Total liabilities	$0.8	$6.1

Dispositions

During the three months ended March 31, 2017, we disposed of four retail automotive franchises. The results of operations for one of the retail automotive franchises is included in discontinued operations for the three months ended March 31, 2017 and 2016. The remaining three retail automotive franchises did not meet the criteria to be classified as held for sale and treated as discontinued operations. Therefore, the results of operations for these businesses are included within continuing operations for the three months ended March 31, 2017 and 2016.

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

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.75% senior subordinated notes due 2022	$545.3	$564.4	$545.1	$567.6
5.375% senior subordinated notes due 2024	296.9	299.3	296.8	293.0
5.50% senior subordinated notes due 2026	493.9	481.9	493.7	489.4
Mortgage facilities	215.0	211.4	199.9	195.6

2. Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2017	2016
Retail automotive dealership new vehicles	$2,228.5	$2,153.0
Retail automotive dealership used vehicles	886.4	771.7
Retail automotive parts, accessories and other	119.9	119.1
Retail commercial truck dealership vehicles and parts	129.1	170.3
Commercial vehicle distribution vehicles and parts	201.9	194.1
Total inventories	$3,565.8	$3,408.2

We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $10.1 million and $11.4 million during the three months ended March 31, 2017 and 2016, respectively.

3. Business Combinations

We acquired CarSense, a stand-alone specialty retailer of used vehicles in the U.S. representing five locations, acquired CarShop, a stand-alone specialty retailer of used vehicles in the U.K. representing five locations, and acquired four retail automotive franchises, during the three months ended March 31, 2017. During the three months ended March 31, 2016, we acquired one retail automotive franchise. Our financial statements include the results of operations of the acquired entities from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements, and may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the three months ended March 31, 2017 and 2016 follows:

	March 31,
	2017	2016
Accounts receivable	$6.9	$—
Inventory	109.5	0.1
Other current assets	2.5	—
Property and equipment	13.2	0.1
Indefinite-lived intangibles	263.0	4.6
Other non-current assets	0.1	—
Current liabilities	(22.0)	(4.4)
Non-current liabilities	(2.8)	—
Total consideration	370.4	0.4
Consideration transferred through common stock issuance	(32.4)	—
Contingent consideration	(20.0)	—
Seller financed/assumed debt	(3.8)	—
Total cash used in acquisitions	$314.2	$0.4

The following unaudited consolidated pro forma results of operations of PAG for the three months ended March 31, 2017 and 2016 give effect to acquisitions consummated during 2017 and 2016 as if they had occurred effective at the beginning of the periods:

	Three Months Ended March 31,
	2017	2016
Revenues	$5,150.5	$5,246.9
Income from continuing operations	84.3	85.2
Net income	83.8	85.2
Income from continuing operations per diluted common share	$0.98	$0.97
Net income per diluted common share	$0.98	$0.96

4. Intangible Assets

Following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the three months ended March 31, 2017:

		Other Indefinite-
		Lived Intangible
	Goodwill	Assets
Balance, January 1, 2017	$1,291.2	$420.1
Additions	238.8	24.2
Disposals	(1.9)	(1.5)
Foreign currency translation	10.3	4.2
Balance, March 31, 2017	$1,538.4	$447.0

The additions during the three months ended March 31, 2017 were within our Retail Automotive reportable segment. As of March 31, 2017, the goodwill balance within our Retail Automotive, Retail Commercial Truck, and Other

reportable segments was $1,292.8 million, $162.2 million and $83.4 million, respectively. There is no goodwill recorded in our Non-Automotive Investments reportable segment.

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

The weighted average interest rate on floor plan borrowings was 1.6% for the three months ended March 31, 2017 and 1.5% for the three months ended March 31, 2016. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as “Floor plan notes payable—non-trade” on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.

6. Earnings Per Share

Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested equity awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for any dilutive effects. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016 follows:

	Three Months Ended
	March 31,
	2017	2016
Weighted average number of common shares outstanding	85,602,907	88,256,107
Effect of non-participatory equity compensation	40,000	36,000
Weighted average number of common shares outstanding, including effect of dilutive securities	85,642,907	88,292,107

7. Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2017	2016
U.S. credit agreement — revolving credit line	$287.0	$240.0
U.K. credit agreement — revolving credit line	146.8	48.1
U.K. credit agreement — overdraft line of credit	—	2.7
5.50% senior subordinated notes due 2026	493.9	493.7
5.375% senior subordinated notes due 2024	296.9	296.8
5.75% senior subordinated notes due 2022	545.3	545.1
Australia working capital loan agreement	19.9	24.7
Mortgage facilities	215.0	199.9
Other	32.6	26.1
Total long-term debt	2,037.4	1,877.1
Less: current portion	(48.4)	(48.3)
Net long-term debt	$1,989.0	$1,828.8

U.S. Credit Agreement

Our U.S. credit agreement (the “U.S. credit agreement”) with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation provides for up to $700.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, which includes $250.0 million in revolving loans solely for future U.S. acquisitions. The U.S. credit agreement provides for a maximum of $150.0 million of future borrowings for foreign acquisitions and expires in September 30, 2019, subject to its “evergreen” termination provisions. The revolving loans bear interest at LIBOR plus 2.00%, subject to an incremental 1.50% for uncollateralized borrowings in excess of a defined borrowing base.

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

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of March 31, 2017, we had $287.0 million of revolver borrowings outstanding under the U.S. credit agreement.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £150.0 million revolving credit agreement with the Royal Bank of Scotland plc (RBS) and BMW Financial Services (GB) Limited, and an additional demand overdraft line of credit with RBS (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes. The loans mature on the termination date of the facility, which is December 19, 2019. The revolving loans bear interest between defined LIBOR plus 1.35% and defined LIBOR plus 3.0% and the demand overdraft line of credit bears interest at the Bank of England Base Rate plus 1.75%. As of March 31, 2017, outstanding loans under the U.K. credit agreement amounted to £117.0 million ($146.8 million).

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

Australia Working Capital Loan Agreement

Penske Commercial Vehicles Australia and Penske Power Systems, are party to a working capital loan agreement with Mercedes-Benz Financial Services Australia Pty Ltd with a capacity of AU $50.5 million. This agreement provides the lender with a secured interest in all assets of these businesses. The loan bears interest at the Australian BBSW 30-day Bill Rate plus 2.35%. As of March 31, 2017, we had AU $26.1 million ($19.9 million) outstanding under the working capital loan agreement.

Mortgage Facilities

We are party to several mortgages that bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of March 31, 2017, we owed $215.0 million of principal under our mortgage facilities.

8. Derivatives and Hedging

Penske Commercial Vehicles Australia and Penske Power Systems sell vehicles, engines, parts and other products purchased from manufacturers in the U.S., Germany, and the U.K. In order to protect against exchange rate movements, Penske Commercial Vehicles Australia and Penske Power Systems enter into foreign exchange forward contracts against anticipated cash flows. The contracts are timed to mature when major shipments are scheduled to arrive in Australia and when receipt of payment from customers is expected. We classify our foreign exchange forward contracts as cash flow hedges and state them at fair value. We used Level 2 inputs to estimate the fair value of the foreign exchange forward contracts. The fair value of the contracts designated as hedging instruments was estimated to be a liability of $1.7 million and an asset of $0.3 million as of March 31, 2017 and December 31, 2016, respectively.

9. Commitments and Contingent Liabilities

We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of March 31, 2017, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

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

We have $28.7 million of letters of credit outstanding as of March 31, 2017, and have posted $16.4 million of surety bonds in the ordinary course of business.

10. Equity

During the three months ended March 31, 2017, we repurchased 50,000 shares of our outstanding common stock for $2.7 million, or an average of $53.03 per share, under our securities repurchase program approved by our Board of Directors. As of March 31, 2017, our remaining authorization under the program was $29.5 million.

11. Accumulated Other Comprehensive Income/(Loss)

Changes in accumulated other comprehensive income/(loss) by component and the reclassifications out of accumulated other comprehensive income/(loss) during the three months ended March 31, 2017 and 2016, respectively, attributable to Penske Automotive Group common stockholders follows:

Three Months Ended March 31, 2017

	Foreign
	Currency
	Translation	Other	Total
Balance at December 31, 2016	$(230.0)	$(20.7)	$(250.7)
Other comprehensive income (loss) before reclassifications	24.3	1.4	25.7
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—
Net current period other comprehensive income (loss)	24.3	1.4	25.7
Balance at March 31, 2017	$(205.7)	$(19.3)	$(225.0)

Three Months Ended March 31, 2016

	Foreign
	Currency
	Translation	Other	Total
Balance at December 31, 2015	$(113.5)	$(9.0)	$(122.5)
Other comprehensive income (loss) before reclassifications	(1.1)	0.9	(0.2)
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—
Net current period other comprehensive income (loss)	(1.1)	0.9	(0.2)
Balance at March 31, 2016	$(114.6)	$(8.1)	$(122.7)

12. Segment Information

Our operations are organized by management into operating segments by line of business and geography. We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations and other non-automotive consolidated operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations. The Retail Automotive reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and our retail automotive joint ventures. The individual dealership operations included in the Retail Automotive reportable segment represent six operating segments: Eastern, Central, and Western United States, CarSense, International, and CarShop. These operating segments have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and/or used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). Revenue and segment income for the three months ended March 31, 2017 and 2016 follows:

Three Months Ended March 31

	Retail	Retail Commercial		Non-Automotive	Intersegment
	Automotive	Truck	Other	Investments	Elimination	Total
Revenues
2017	$4,756.4	$211.7	$113.0	$—	$—	$5,081.1
2016	4,512.9	206.7	106.0	—	(1.0)	4,824.6
Segment income
2017	$104.8	$6.5	$0.9	$12.5	$—	$124.7
2016	110.4	5.8	(0.7)	4.1	—	119.6

13. Condensed Consolidating Financial Information

The following tables include condensed consolidating financial information as of March 31, 2017 and December 31, 2016 and for the three month periods ended March 31, 2017 and 2016 for Penske Automotive Group, Inc. (as the issuer of the 5.75%, 5.375% and 5.50% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing non-U.S. entities). Guarantor subsidiaries are directly or indirectly 100% owned by PAG, and the guarantees are full and unconditional, and joint and several. The guarantees may be released under certain circumstances upon resale, or transfer by us of the stock of the related guarantor or all or substantially all of the assets of the guarantor to a non-affiliate.

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2017

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Cash and cash equivalents	$72.2	$—	$—	$1.5	$70.7
Accounts receivable, net	852.2	(434.1)	434.1	371.2	481.0
Inventories	3,565.8	—	—	1,896.2	1,669.6
Other current assets	99.3	—	14.9	16.1	68.3
Assets held for sale	—	—	—	—	—
Total current assets	4,589.5	(434.1)	449.0	2,285.0	2,289.6
Property and equipment, net	1,874.7	—	3.7	967.7	903.3
Intangible assets	1,985.4	—	—	1,236.3	749.1
Equity method investments	906.8	—	847.2	—	59.6
Other long-term assets	39.0	(2,379.3)	2,384.7	14.8	18.8
Total assets	$9,395.4	$(2,813.4)	$3,684.6	$4,503.8	$4,020.4
Floor plan notes payable	$2,104.8	$—	$—	$1,123.1	$981.7
Floor plan notes payable — non-trade	1,296.4	—	154.9	659.7	481.8
Accounts payable	555.9	—	6.7	147.5	401.7
Accrued expenses	413.9	(434.1)	1.0	93.8	753.2
Current portion of long-term debt	48.4	—	—	6.5	41.9
Liabilities held for sale	0.8	—	—	0.8	—
Total current liabilities	4,420.2	(434.1)	162.6	2,031.4	2,660.3
Long-term debt	1,989.0	(180.3)	1,625.1	198.3	345.9
Deferred tax liabilities	608.6	—	—	602.9	5.7
Other long-term liabilities	480.7	—	—	68.2	412.5
Total liabilities	7,498.5	(614.4)	1,787.7	2,900.8	3,424.4
Total equity	1,896.9	(2,199.0)	1,896.9	1,603.0	596.0
Total liabilities and equity	$9,395.4	$(2,813.4)	$3,684.6	$4,503.8	$4,020.4

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2016

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Cash and cash equivalents	$24.0	$—	$—	$9.4	$14.6
Accounts receivable, net	879.0	(447.0)	447.0	483.6	395.4
Inventories	3,408.2	—	—	1,830.5	1,577.7
Other current assets	73.9	—	14.3	14.6	45.0
Assets held for sale	8.4	—	—	8.4	—
Total current assets	4,393.5	(447.0)	461.3	2,346.5	2,032.7
Property and equipment, net	1,806.5	—	3.3	961.0	842.2
Intangible assets	1,711.3	—	—	1,079.6	631.7
Equity method investments	893.4	—	833.7	—	59.7
Other long-term assets	28.3	(2,215.0)	2,220.6	4.1	18.6
Total assets	$8,833.0	$(2,662.0)	$3,518.9	$4,391.2	$3,584.9
Floor plan notes payable	$2,084.5	$—	$—	$1,178.0	$906.5
Floor plan notes payable — non-trade	1,233.3	—	156.0	623.2	454.1
Accounts payable	497.4	—	4.9	171.9	320.6
Accrued expenses	360.0	(447.0)	0.9	77.2	728.9
Current portion of long-term debt	48.3	—	—	6.0	42.3
Liabilities held for sale	6.1	—	—	6.1	—
Total current liabilities	4,229.6	(447.0)	161.8	2,062.4	2,452.4
Long-term debt	1,828.8	(175.8)	1,577.6	186.0	241.0
Deferred tax liabilities	564.6	—	—	560.9	3.7
Other long-term liabilities	430.5	—	—	65.2	365.3
Total liabilities	7,053.5	(622.8)	1,739.4	2,874.5	3,062.4
Total equity	1,779.5	(2,039.2)	1,779.5	1,516.7	522.5
Total liabilities and equity	$8,833.0	$(2,662.0)	$3,518.9	$4,391.2	$3,584.9

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2017

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Revenues	$5,081.1	$—	$—	$2,667.9	$2,413.2
Cost of sales	4,306.8	—	—	2,231.2	2,075.6
Gross profit	774.3	—	—	436.7	337.6
Selling, general and administrative expenses	601.7	—	6.0	338.4	257.3
Depreciation	22.4	—	0.4	12.7	9.3
Operating income	150.2	—	(6.4)	85.6	71.0
Floor plan interest expense	(13.7)	—	(1.0)	(8.4)	(4.3)
Other interest expense	(25.0)	—	(16.5)	(2.1)	(6.4)
Equity in earnings of affiliates	13.2	—	12.5	—	0.7
Equity in earnings of subsidiaries	—	(135.7)	135.7	—	—
Income from continuing operations before income taxes	124.7	(135.7)	124.3	75.1	61.0
Income taxes	(41.1)	44.9	(41.1)	(32.6)	(12.3)
Income from continuing operations	83.6	(90.8)	83.2	42.5	48.7
Loss from discontinued operations, net of tax	(0.6)	0.6	(0.6)	(0.6)	—
Net income	83.0	(90.2)	82.6	41.9	48.7
Other comprehensive income (loss), net of tax	26.1	(23.5)	26.1	—	23.5
Comprehensive income	109.1	(113.7)	108.7	41.9	72.2
Less: Comprehensive income attributable to non-controlling interests	0.8	(0.4)	0.4	—	0.8
Comprehensive income attributable to Penske Automotive Group common stockholders	$108.3	$(113.3)	$108.3	$41.9	$71.4

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2016

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Revenues	$4,824.6	$—	$—	$2,389.2	$2,435.4
Cost of sales	4,100.8	—	—	2,006.2	2,094.6
Gross profit	723.8	—	—	383.0	340.8
Selling, general and administrative expenses	558.9	—	6.1	295.8	257.0
Depreciation	20.8	—	0.4	10.8	9.6
Operating income	144.1	—	(6.5)	76.4	74.2
Floor plan interest expense	(12.8)	—	(0.8)	(6.7)	(5.3)
Other interest expense	(17.2)	—	(13.3)	1.3	(5.2)
Equity in earnings of affiliates	5.5	—	4.2	—	1.3
Equity in earnings of subsidiaries	—	(135.1)	135.1	—	—
Income from continuing operations before income taxes	119.6	(135.1)	118.7	71.0	65.0
Income taxes	(39.4)	44.8	(39.4)	(29.2)	(15.6)
Income from continuing operations	80.2	(90.3)	79.3	41.8	49.4
Loss from discontinued operations, net of tax	—	0.1	(0.1)	0.1	(0.1)
Net income	80.2	(90.2)	79.2	41.9	49.3
Other comprehensive income (loss), net of tax	1.2	0.3	1.2	—	(0.3)
Comprehensive income	81.4	(89.9)	80.4	41.9	49.0
Less: Comprehensive income attributable to non-controlling interests	2.4	(1.5)	1.5	—	2.4
Comprehensive income attributable to Penske Automotive Group common stockholders	$79.0	$(88.4)	$78.9	$41.9	$46.6

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2017

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group	Subsidiaries	Subsidiaries
Net cash provided by (used in) continuing operating activities	$198.6	$(17.1)	$127.1	$88.6
Investing activities:
Purchase of equipment and improvements	(36.9)	(0.4)	(20.1)	(16.4)
Acquisitions, net	(314.2)	—	(199.2)	(115.0)
Other	9.0	—	9.0	—
Net cash used in continuing investing activities	(342.1)	(0.4)	(210.3)	(131.4)
Financing activities:
Net borrowings of long-term debt	153.1	47.0	12.7	93.4
Net borrowings (repayments) of floor plan notes payable — non-trade	63.0	(1.2)	59.4	4.8
Repurchases of common stock	(2.7)	(2.7)	—	—
Dividends	(25.6)	(25.6)	—	—
Distributions from (to) parent	—	—	0.7	(0.7)
Net cash provided by continuing financing activities	187.8	17.5	72.8	97.5
Net cash provided by discontinued operations	2.5	—	2.5	—
Effect of exchange rate changes on cash and cash equivalents	1.4	—	—	1.4
Net change in cash and cash equivalents	48.2	—	(7.9)	56.1
Cash and cash equivalents, beginning of period	24.0	—	9.4	14.6
Cash and cash equivalents, end of period	$72.2	$—	$1.5	$70.7

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2016

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group	Subsidiaries	Subsidiaries
Net cash provided by (used in) continuing operating activities	$82.6	$(12.5)	$104.2	$(9.1)
Investing activities:
Purchase of equipment and improvements	(46.8)	(0.4)	(26.4)	(20.0)
Acquisitions, net	(0.4)	—	—	(0.4)
Other	(25.7)	—	(0.3)	(25.4)
Net cash used in continuing investing activities	(72.9)	(0.4)	(26.7)	(45.8)
Financing activities:
Net borrowings of long-term debt	111.5	77.0	21.2	13.3
Net borrowings of floor plan notes payable — non-trade	54.9	0.3	28.5	26.1
Repurchases of common stock	(167.9)	(167.9)	—	—
Dividends	(23.3)	(23.3)	—	—
Other	(4.6)	—	—	(4.6)
Distributions from (to) parent	—	126.8	(126.8)	—
Net cash (used in) provided by continuing financing activities	(29.4)	12.9	(77.1)	34.8
Net cash provided by (used in) discontinued operations	2.2	—	(0.4)	2.6
Effect of exchange rate changes on cash and cash equivalents	0.7	—	—	0.7
Net change in cash and cash equivalents	(16.8)	—	—	(16.8)
Cash and cash equivalents, beginning of period	62.4	—	—	62.4
Cash and cash equivalents, end of period	$45.6	$—	$—	$45.6

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

Overview

We are an international transportation services company that operates automotive and commercial truck dealerships principally in the United States, Canada and Western Europe, and distributes commercial vehicles, diesel engines, gas engines, power systems and related parts and services principally in Australia and New Zealand. We employ more than 25,000 people worldwide.

During the three months ended March 31, 2017, our business generated $5.1 billion in total revenue, which is comprised of $4.8 billion from retail automotive dealerships, $211.7 million from retail commercial truck dealerships and $113.0 million from commercial vehicle distribution and other operations.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $18.7 billion in total retail automotive dealership revenue we generated in 2016. As of March 31, 2017, we operated 357 retail automotive franchises, of which 165 franchises are located in the U.S. and 192 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the three months ended March 31, 2017, we retailed and wholesaled more than  154,000 vehicles. We are diversified geographically, with 56% of our total retail automotive dealership revenues in the three months ended March 31, 2017 generated in the U.S. and Puerto Rico and 44% generated outside the U.S. We offer over 40 vehicle brands, with 70% of our retail automotive dealership revenue in the three months ended March 31, 2017 generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offer a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products.

In the first quarter of 2017, we acquired CarSense in the U.S. and CarShop in the U.K., both businesses representing stand-alone used vehicle retailers which we believe complement our existing franchised retail automotive dealership operations, providing us with synergies in our used vehicle operations at our existing dealerships in the U.S. and the U.K., as well as scalable opportunities across our market areas. Our CarSense operations consist of five locations operating in the Philadelphia and Pittsburgh, Pennsylvania market areas, including southern New Jersey. Our CarShop operations consist of five retail locations throughout the United Kingdom. These businesses are expected to generate approximate annual revenues of $700.0 million.

Retail automotive dealerships represented 93.6% of our total revenues and 91.5% of our total gross profit in the three months ended March 31, 2017.

Retail Commercial Truck Dealership. We operate a heavy and medium duty truck dealership group known as Premier Truck Group (“PTG”) with locations in Texas, Oklahoma, Tennessee, Georgia, and Canada. As of March 31, 2017, PTG operated twenty locations, including fourteen full-service dealerships, offering primarily Freightliner and Western Star branded trucks. Four of these locations were acquired in April 2016 in the greater Toronto, Canada market area, and two of these locations were acquired in December 2016 in the Niagara Falls, Canada market area, also representing Freightliner and Western Star branded trucks. PTG also offers a full range of used trucks available for sale as well as service and parts departments, many of which are open 24 hours a day, seven days a week.

This business represented 4.2% of our total revenues and 4.7% of our total gross profit in the three months ended March 31, 2017.

Commercial Vehicle Distribution. We are the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand and portions of the Pacific. This business, known as Penske Commercial Vehicles Australia (“PCV Australia”), distributes commercial vehicles and parts to a network of more than 70 dealership locations, including eight company-owned retail commercial vehicle dealerships.

We are also a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Mercedes-Benz Industrial, Allison Transmission and MTU Onsite Energy. This business, known as Penske Power Systems (“PPS”), offers products across the on- and off-highway markets in Australia, New Zealand and portions of the Pacific and supports full parts and aftersales service through a network of branches, field locations and dealers across the region. The on-highway portion of this business complements our PCV Australia distribution business, including integrated operations at retail locations shared with PCV.

These businesses represented 2.2% of our total revenues and 3.8% of our total gross profit in the three months ended March 31, 2017.

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

Outlook

Retail Automotive Dealership. For the three months ended March 31, 2017, the U.S. light vehicle retail market declined 1.6%, as compared to the same period last year, to 4.0 million units, with passenger car sales declining 12.3% while sales of trucks, cross overs and sport utility vehicles increased 6.1%. We believe the current market for new light vehicle sales in the U.S. will remain near current levels for 2017, as low levels of unemployment, low interest rates, strong credit availability, the age of vehicles on the road, shortened product development timelines and vehicle innovation, strong consumer leasing, and consumer fuel costs are expected to continue to positively impact vehicle sales, although actual sales may differ materially. In addition to the new vehicle market, we expect to see strength across the used vehicle market, as the number of lease returns increases, providing our business with an additional supply of late model, low mileage vehicles.

During the three months ended March 31, 2017, U.K. new vehicle registrations increased 6.2%, as compared to the same period last year, to 820,016 registrations. While we believe the overall market in the U.K. is being positively impacted by generally strong economic conditions, including low levels of unemployment, access to credit and attractive financing offers, the March 2019 planned exit from the European Union (“Brexit”) may impact the future economic environment and new vehicle registrations. Since no country has previously left the European Union, the outcome of any future negotiations between the U.K. and the European Union is uncertain and may affect the timing, terms of trade, and the level of new vehicle registrations in those markets.

Retail Commercial Truck Dealership. During the three months ended March 31, 2017, North American sales of Class 5-8 medium and heavy-duty trucks, the principal vehicles for our PTG business, were 108,089 units, a decrease of

13.0% from the same period in 2016. The Class 5-7 medium-duty truck market decreased 0.9% to 58,499 units from 59,003 units in the same period in 2016.  The largest North American market, Class 8 heavy-duty trucks, decreased 24.0% to 49,590 units from 65,265 units in the same period in 2016, as softer freight demand and excess fleet capacity has impacted the marketplace. Retail sales of Class 8 heavy-duty trucks are generally expected to decline in 2017. However, we have recently seen stabilization in the values of used trucks, generally indicating improved conditions in the marketplace. The service and parts business of our PTG commercial truck dealerships, which represents approximately 79% of our retail commercial truck dealership gross profit, is expected to remain strong, as end users retain existing equipment longer than previously anticipated.

Commercial Vehicle Distribution. Our PCV Australia distribution business and the on-highway portion of our PPS business each operate principally in the Australian and New Zealand heavy and medium duty truck markets. For the three months ended March 31, 2017, the Australian heavy-duty truck market reported sales of 2,116 units, representing an increase of 11.1% from the same period in 2016. For the three months ended March 31, 2017, the New Zealand market reported sales of 731 units, representing an increase of 17.3% from the same period in 2016. The brands we represent in Australia hold a 10.6% market share in the Australian heavy-duty truck market, and a 4.8% market share in New Zealand. The Australian heavy-duty commercial vehicle market has lagged behind historical sales levels in recent years partly due to difficult macroeconomic conditions and the relative weak price of commodities in these markets. However, recently we have noted improvements in overall market conditions, as well as a moderate strengthening of the Australian Dollar. While we believe the overall market will remain challenging, we expect to see continued market improvements. We expect the parts distribution portion of this business will continue to be resilient due to the delayed vehicle replacement cycle resulting from the recent difficult macroeconomic conditions. We also expect continued new order growth from the off-highway engine distribution business.

Penske Truck Leasing. We expect PTL to benefit from continued strong demand for its full-service truck leasing, contract maintenance, and logistics services resulting from continued positive economic conditions in the United States and customers’ desire to increase efficiency and lower costs by outsourcing non-core responsibilities such as fleet ownership. As a global logistics services provider, we also expect PTL to experience increased demand for its logistics supply chain solutions based primarily on optimizing the use of drivers, trucks, warehouses, and other services within the supply chain. In 2016, freight demand did not match projected levels and a decade-high sales year for Class 8 trucks in 2015 led to excess capacity in the market and a reduction in utilization rates. As a result, fleets right-sized their capacity to meet freight demand in the marketplace and new and used truck sales were impacted, resulting in a decline in the North American Class 8 new and used heavy-duty truck market. However, beginning in 2017, we have seen improved conditions within PTL’s commercial truck rental business, and stabilization of used truck prices, which indicate the supply and demand balance may be improving.

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

Aggregate revenue and gross profit increased $256.5 million and $50.5 million, or 5.3% and 7.0%, respectively, during the three months ended March 31, 2017 compared to the same period in 2016. The increases are largely attributable to increases in new and used vehicle, finance and insurance, and service and parts revenue and gross profit due to net dealership acquisitions.

Additionally, as exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to weaken against the U.S. Dollar, our U.K. results of operations would translate into less U.S. Dollar reported results. The British Pound weakened against the U.S. Dollar during the three months ended March 31, 2017, compared to the same period in 2016, which negatively impacted our reported results of operations. On June 23, 2016, the United Kingdom held a referendum in which a majority voted to exit the European Union (“Brexit vote”). The British Pound has weakened since the Brexit vote, with an average exchange rate of British Pounds to U.S. Dollars of 1.24 for the three months ended March 31, 2017 compared to 1.43 in the same period in 2016, a decrease of 13.4%. Foreign currency average rate reductions decreased revenue and gross profit by $287.6 million and $37.2 million, respectively, for the three months ended March 31, 2017. Foreign currency average rate reductions also reduced earnings per share from continuing operations by approximately $0.09 per share for the three months ended March 31, 2017. Excluding the impact of foreign currency average rate reductions, revenue and gross profit increased 11.3% and 12.1%, respectively, for the three months ended March 31, 2017.

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

Revenue Recognition

Dealership Vehicle, Parts and Service Sales. We record revenue when vehicles are delivered and title has passed to the customer, when vehicle service or repair work is completed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenue). During the three months ended March 31, 2017 and 2016, we earned $157.7 million and $151.9 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $153.1 million and $148.3 million, respectively, were recorded as a reduction of cost of sales. The remaining $4.6 million and $3.6 million, respectively, were recorded as a reduction of selling, general and administrative expenses.

Dealership Finance and Insurance Sales. Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $23.9 million and $23.5 million as of March 31, 2017 and December 31, 2016, respectively.

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

Goodwill impairment is assessed at the reporting unit level annually on October 1 and upon the occurrence of an indicator of impairment. Our operations are organized by management into operating segments by line of business and geography. We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations and other non-automotive consolidated operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations. We have determined that the dealerships in each of our operating segments within the Retail Automotive reportable segment are components that are aggregated into six reporting units for the purpose of goodwill impairment testing, as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and/or used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals), and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The reporting units are Eastern, Central, and Western United States, CarSense, International, and CarShop. Our Retail Commercial Truck reportable segment has been determined to represent one operating segment and reporting unit. The goodwill included in our Other reportable segment relates primarily to our commercial vehicle distribution operating segment. There is no goodwill recorded in our Non-Automotive Investments reportable segment.

For our Retail Automotive and Retail Commercial Truck reporting units, we prepare a qualitative assessment of the carrying value of goodwill using the criteria in ASC 350-20-35-3 to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. If it were determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, additional analysis would be unnecessary. If additional impairment testing was necessary, we would estimate the fair value of our reporting units using an “income” valuation approach. The “income” valuation approach estimates our enterprise value using a net present value model, which discounts projected free cash flows of our business using the weighted average cost of capital as the discount rate. In connection with this process, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization. We believe this reconciliation process is consistent with a market participant perspective. This consideration would also include a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest, and other significant assumptions including revenue and profitability growth, franchise profit margins, residual values and the cost of capital.

For our Other reporting units, we perform our impairment test by comparing the estimated fair value of each reporting unit with its carrying value. We estimate the fair value of these reporting units using an “income” valuation approach, as described above.

Investments

We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $906.8 million and $893.4 million as of March 31, 2017 and December 31, 2016, respectively, including $838.3 million and $823.8 million relating to PTL as of March 31, 2017 and December 31, 2016, respectively. In July 2016, we increased our ownership interest in PTL from 9.0% to 23.4% as a result of our acquisition of an additional 14.4% ownership interest, as discussed previously.

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

Self-Insurance

We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, vehicle physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $29.9 million and $28.3 million as of March 31, 2017 and December 31, 2016, respectively.

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

Results of Operations

The following tables present comparative financial data relating to our operating performance in the aggregate and on a “same-store” basis. Dealership results are included in same-store comparisons when we have consolidated the acquired entity during the entirety of both periods being compared. As an example, if a dealership was acquired on January 15, 2015, the results of the acquired entity would be included in annual same-store comparisons beginning with the year ended December 31, 2017 and in quarterly same-store comparisons beginning with the quarter ended June 30, 2016.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Retail Automotive Dealership New Vehicle Data

(In millions, except unit and per unit amounts)

			2017 vs. 2016
New Vehicle Data	2017	2016	Change	% Change
New retail unit sales	62,188	58,753	3,435	5.8%
Same-store new retail unit sales	58,725	58,387	338	0.6%
New retail sales revenue	$2,307.4	$2,268.2	$39.2	1.7%
Same-store new retail sales revenue	$2,194.6	$2,260.8	$(66.2)	(2.9)%
New retail sales revenue per unit	$37,103	$38,607	$(1,504)	(3.9)%
Same-store new retail sales revenue per unit	$37,370	$38,721	$(1,351)	(3.5)%
Gross profit — new	$177.1	$175.5	$1.6	0.9%
Same-store gross profit — new	$166.4	$175.0	$(8.6)	(4.9)%
Average gross profit per new vehicle retailed	$2,848	$2,988	$(140)	(4.7)%
Same-store average gross profit per new vehicle retailed	$2,833	$2,997	$(164)	(5.5)%
Gross margin % — new	7.7%	7.7%	—%	—%
Same-store gross margin % — new	7.6%	7.7%	(0.1)%	(1.3)%

Units

Retail unit sales of new vehicles increased from 2016 to 2017 due to a 3,097 unit increase from net dealership acquisitions, coupled with a 338 unit, or 0.6%, increase in same-store new retail unit sales. New units increased 18.9% internationally and decreased 3.2% in the U.S. The increase internationally is primarily due to the performance of our U.K. business, which experienced a 17.6% increase in unit sales, including an increase of 9.4% on a same-store basis.  Same-store units increased 8.4% internationally primarily due to the strength of our premium brand mix, particularly in the U.K., and decreased 4.8% in the U.S., primarily due to a decline in premium brand sales.

Revenues

New vehicle retail sales revenue increased from 2016 to 2017 due to a $105.4 million increase from net dealership acquisitions, offset by a $66.2 million, or 2.9%, decrease in same-store revenues. Excluding $130.1 million of negative foreign currency fluctuations, same-store new retail revenue increased 2.8%. The same-store revenue decrease is due to a  $1,351 per unit decrease in comparative average selling prices (including a $2,216 per unit decrease attributable to negative foreign currency fluctuations), which decreased revenue by $78.8 million, offset by the increase in same-store new retail unit sales, which increased revenue by $12.6 million.

Gross Profit

Retail gross profit from new vehicle sales increased from 2016 to 2017 due to a $10.2 million increase from net dealership acquisitions, offset by an $8.6 million, or 4.9%, decrease in same-store gross profit. Excluding $10.2 million of negative foreign currency fluctuations, same-store gross profit increased 0.9%. The decrease in same-store gross profit is due to a $164 per unit decrease in the average gross profit per new vehicle retailed (including a $175 per unit decrease attributable to negative foreign currency fluctuations), which decreased gross profit by $9.6 million, offset by the increase in same-store new retail unit sales, which increased gross profit by $1.0 million.

Retail Automotive Dealership Used Vehicle Data

(In millions, except unit and per unit amounts)

			2017 vs. 2016
Used Vehicle Data	2017	2016	Change	% Change
Used retail unit sales	62,284	52,741	9,543	18.1%
Same-store used retail unit sales	51,852	52,615	(763)	(1.5)%
Used retail sales revenue	$1,541.0	$1,412.4	$128.6	9.1%
Same-store used retail sales revenue	$1,371.9	$1,410.2	$(38.3)	(2.7)%
Used retail sales revenue per unit	$24,742	$26,780	$(2,038)	(7.6)%
Same-store used retail sales revenue per unit	$26,457	$26,802	$(345)	(1.3)%
Gross profit — used	$94.1	$84.3	$9.8	11.6%
Same-store gross profit — used	$80.3	$84.2	$(3.9)	(4.6)%
Average gross profit per used vehicle retailed	$1,512	$1,598	$(86)	(5.4)%
Same-store average gross profit per used vehicle retailed	$1,549	$1,601	$(52)	(3.2)%
Gross margin % — used	6.1%	6.0%	0.1%	1.7%
Same-store gross margin % — used	5.9%	6.0%	(0.1)%	(1.7)%

Units

Retail unit sales of used vehicles increased from 2016 to 2017 due to a 10,306 unit increase from net dealership acquisitions, offset by a 763 unit, or 1.5%, decrease in same-store used retail unit sales. Used units increased 32.3% internationally and 8.0% in the U.S. These increases are partially due to our acquisitions of the stand-alone used vehicle dealerships in the U.S. and the U.K., CarSense and CarShop, respectively. Same-store units increased 0.4% internationally and decreased 2.7% in the U.S.

Revenues

Used vehicle retail sales revenue increased from 2016 to 2017 due to a $166.9 million increase from net dealership acquisitions, offset by a $38.3 million, or 2.7%, decrease in same-store revenues. Excluding $95.9 million of negative foreign currency fluctuations, same-store used retail revenue increased 4.1%. The same-store revenue decrease is due to a  decrease in same-store used retail unit sales, which decreased revenue by $20.4 million, coupled with a  $345 per unit decrease in comparative average selling prices (including a $1,850 per unit decrease attributable to negative foreign currency fluctuations), which decreased revenue by $17.9 million.

Gross Profit

Retail gross profit from used vehicle sales increased from 2016 to 2017 due to a $13.7 million increase from net dealership acquisitions, offset by  a $3.9 million, or 4.6%,  decrease in same-store gross profit. Excluding $5.0 million of negative foreign currency fluctuations, same-store gross profit increased 1.3%. The decrease in same-store gross profit is due to a $52 per unit decrease in average gross profit per used vehicle retailed (including a $96 per unit decrease attributable to negative foreign currency fluctuations), which decreased gross profit by $2.7 million, coupled with the decrease in same-store used retail unit sales, which decreased gross profit by $1.2 million.

Retail Automotive Dealership Finance and Insurance Data

(In millions, except unit and per unit amounts)

			2017 vs. 2016
Finance and Insurance Data	2017	2016	Change	% Change
Total retail unit sales	124,472	111,494	12,978	11.6%
Total same-store retail unit sales	110,577	111,002	(425)	(0.4)%
Finance and insurance revenue	$137.4	$118.4	$19.0	16.0%
Same-store finance and insurance revenue	$124.1	$118.3	$5.8	4.9%
Finance and insurance revenue per unit	$1,104	$1,062	$42	4.0%
Same-store finance and insurance revenue per unit	$1,123	$1,066	$57	5.3%

Finance and insurance revenue increased from 2016 to 2017 due to a  $13.2 million increase from net dealership acquisitions, coupled with a  $5.8 million, or 4.9%, increase in same-store revenues. Excluding $7.5 million of negative foreign currency fluctuations, same-store finance and insurance revenue increased 11.2%. The same-store revenue increase is due to  a $57 per unit increase in comparative average selling prices (offset by a $67 per unit decrease attributable to negative foreign currency fluctuations), which increased revenue by $6.3 million, offset by the decrease in same-store retail unit sales, which decreased revenue by $0.5 million. We believe the increase in same-store finance and insurance revenue per unit, particularly in the U.S., is due to our efforts to increase finance and insurance revenue, which include adding resources to target underperforming locations, product penetration, and changes to product portfolios.

Retail Automotive Dealership Service and Parts Data

(In millions)

			2017 vs. 2016
Service and Parts Data	2017	2016	Change	% Change
Service and parts revenue	$498.9	$478.1	$20.8	4.4%
Same-store service and parts revenue	$481.2	$477.1	$4.1	0.9%
Gross profit — service and parts	$293.7	$281.4	$12.3	4.4%
Same-store service and parts gross profit	$282.8	$281.1	$1.7	0.6%
Gross margin % — service and parts	58.9%	58.9%	—%	—%
Same-store service and parts gross margin %	58.8%	58.9%	(0.1)%	(0.2)%

Revenues

Service and parts revenue increased from 2016 to 2017, with an increase of 4.9% internationally and 4.1% in the U.S. The overall increase in service and parts revenue is due to a $16.7 million increase from net dealership acquisitions, coupled with a $4.1 million, or 0.9%, increase in same-store revenues. Excluding $19.3 million of negative foreign currency fluctuations, same-store service and parts revenue increased 4.9%. The increase in same-store revenue is due to a $10.8 million, or 9.7%, increase in warranty revenue, offset by a $6.4 million, or 2.0%, decrease in customer pay revenue, and a $0.3 million, or 0.8%, decrease in vehicle preparation and body shop revenue.

Gross Profit

Service and parts gross profit increased from 2016 to 2017 due to a $10.6 million increase from net dealership acquisitions, coupled with a $1.7 million, or 0.6%, increase in same-store gross profit. Excluding $11.7 million of negative foreign currency fluctuations, same-store gross profit increased 4.8%. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $2.4 million, offset by a 0.1% decrease in gross margin, which decreased gross profit by $0.7 million. The same-store gross profit increase is due to a  $7.3 million, or 12.9%, increase in warranty gross profit, a  $0.5 million, or 0.7%, increase in vehicle preparation and body shop gross profit, offset by a $6.1 million, or 3.9%, decrease in customer pay gross profit.

Retail Commercial Truck Dealership Data

(In millions, except unit and per unit amounts)

Premier Truck Group generated $211.7 million of revenue during the three months ended March 31, 2017 compared to $206.7 million of revenue during the three months ended March 31, 2016, an increase of 2.4%. Premier Truck Group generated $36.4 million of gross profit during the three months ended March 31, 2017 compared to $33.2 million of gross profit during the three months ended March 31, 2016, an increase of 9.6%.

			2017 vs. 2016
New Commercial Truck Data	2017	2016	Change	% Change
New retail unit sales	1,126	1,160	(34)	(2.9)%
Same-store new retail unit sales	959	1,160	(201)	(17.3)%
New retail sales revenue	$110.7	$116.7	$(6.0)	(5.1)%
Same-store new retail sales revenue	$92.5	$116.7	$(24.2)	(20.7)%
New retail sales revenue per unit	$98,271	$100,618	$(2,347)	(2.3)%
Same-store new retail sales revenue per unit	$96,461	$100,618	$(4,157)	(4.1)%
Gross profit — new	$4.5	$4.9	$(0.4)	(8.2)%
Same-store gross profit — new	$4.1	$4.9	$(0.8)	(16.3)%
Average gross profit per new truck retailed	$3,981	$4,201	$(220)	(5.2)%
Same-store average gross profit per new truck retailed	$4,279	$4,201	$78	1.9%
Gross margin % — new	4.1%	4.2%	(0.1)%	(2.4)%
Same-store gross margin % — new	4.4%	4.2%	0.2%	4.8%

Units

Retail unit sales of new trucks decreased from 2016 to 2017 due to a 201 unit decrease in same-store retail unit sales, offset by a  167 unit increase from net dealership acquisitions. Same-store new truck units decreased 17.3% from 2016 to 2017, which outperformed the 24.0% decline in the North American Class 8 heavy-duty truck market during the three months ended March 31, 2017. The decline in Class 8  retail sales is a result of lower orders due in part to excess fleet capacity and softer freight demand.

Revenues

New commercial truck retail sales revenue decreased from 2016 to 2017 due to a $24.2 million decrease in same-store revenues, offset by an $18.2 million increase from net dealership acquisitions. The same-store revenue decrease is due to the decrease in same-store new retail unit sales, which decreased revenue by $20.2 million, coupled with a $4,157 per unit decrease in comparative average selling prices, which decreased revenue by $4.0 million.

Gross Profit

New commercial truck retail gross profit decreased from 2016 to 2017 due to a $0.8 million decrease in same-store gross profit, offset by a $0.4 million increase from net dealership acquisitions. The decrease in same-store gross profit is due to the decrease in same-store new retail unit sales, which decreased gross profit by $0.9 million, offset by a $78 per unit increase in average gross profit per new truck retailed, which increased gross profit by $0.1 million.

			2017 vs. 2016
Used Commercial Truck Data	2017	2016	Change	% Change
Used retail unit sales	381	271	110	40.6%
Same-store used retail unit sales	320	271	49	18.1%
Used retail sales revenue	$19.0	$13.5	$5.5	40.7%
Same-store used retail sales revenue	$16.2	$13.5	$2.7	20.0%
Used retail sales revenue per unit	$49,845	$49,727	$118	0.2%
Same-store used retail sales revenue per unit	$50,607	$49,727	$880	1.8%
Gross profit — used	$1.0	$(0.4)	$1.4	350.0%
Same-store gross profit — used	$0.9	$(0.4)	$1.3	325.0%
Average gross profit per used truck retailed	$2,589	$(1,471)	$4,060	276.0%
Same-store average gross profit per used truck retailed	$2,660	$(1,471)	$4,131	280.8%
Gross margin % — used	5.3%	(3.0)%	8.3%	276.7%
Same-store gross margin % — used	5.6%	(3.0)%	8.6%	286.7%

Units

Retail unit sales of used trucks increased from 2016 to 2017 due to a 61 unit increase from net dealership acquisitions, coupled with a 49 unit increase in same-store retail unit sales. The overall increase from 2016 to 2017 is primarily due to our acquisitions of our Canadian truck dealerships, which occurred during the second and fourth quarters of 2016,  and a more stable used truck pricing environment due in part to a reduction in excess capacity in the market and our ability to proactively manage our used truck inventory through the purchase and sale of more desirable trucks.

Revenues

Used commercial truck retail sales revenue increased from 2016 to 2017 due to a $2.8 million increase from net dealership acquisitions, coupled with a $2.7 million increase in same-store revenues. The same-store revenue increase is due to the increase in same-store used retail unit sales, which increased revenue by $2.5 million, coupled with an  $880 per unit increase in comparative average selling prices, which increased revenue by $0.2 million.

Gross Profit

Used commercial truck retail gross profit increased from 2016 to 2017 due to a $1.3 million increase in same-store gross profit, coupled with a $0.1 million increase from net dealership acquisitions. The increase in same-store gross profit is due to a $4,131 per unit increase in average gross profit per used truck retailed, which increased gross profit by $1.1 million, coupled with the increase in same-store used retail unit sales, which increased gross profit by $0.2 million.

			2017 vs. 2016
Service and Parts Data	2017	2016	Change	% Change
Service and parts revenue	$78.0	$71.4	$6.6	9.2%
Same-store service and parts revenue	$67.6	$71.4	$(3.8)	(5.3)%
Gross profit — service and parts	$28.8	$26.4	$2.4	9.1%
Same-store service and parts gross profit	$25.4	$26.4	$(1.0)	(3.8)%
Gross margin % — service and parts	36.9%	37.0%	(0.1)%	(0.3)%
Same-store service and parts gross margin %	37.6%	37.0%	0.6%	1.6%

Revenues

Service and parts revenue increased from 2016 to 2017 due to a $10.4 million increase from net dealership acquisitions, offset by a $3.8 million decrease in same-store revenues. Customer pay work represents approximately 85% of PTG’s service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The decrease in same-store revenue is due to a $2.5 million, or 4.2%, decrease in customer pay revenue, a $0.8 million, or 8.9%, decrease in warranty revenue, and a $0.5 million, or 16.1%, decrease in body shop revenue. The decrease in same-store service and parts revenue is largely due to the decline in wholesale parts sales due to fewer trucks in operation related to the excess capacity seen in the marketplace over the last twelve months.

Gross Profit

Service and parts gross profit increased from 2016 to 2017 due to a $3.4 million increase from net dealership acquisitions, offset by a $1.0 million decrease in same-store gross profit. The same-store gross profit decrease is due to the decrease in same-store revenues, which decreased gross profit by $1.4 million, offset by a 0.6% increase in gross margin, which increased gross profit by $0.4 million. The same-store gross profit decrease is due to a $0.4 million, or 9.5%, decrease in warranty gross profit, a $0.3 million, or 1.6%, decrease in customer pay gross profit, and a  $0.3 million, or 10.3%, decrease in body shop gross profit. Consistent with the decline in same-store revenues, the decrease in same-store service and parts gross profit is largely due to the decline in wholesale parts sales due to fewer trucks in operation related to the excess capacity seen in the marketplace over the last twelve months.

Commercial Vehicle Distribution Data

(In millions, except unit amounts)

Our commercial vehicle distribution business is comprised of our Penske Commercial Vehicles Australia business and our Penske Power Systems business. These businesses generated $112.1 million of revenue during the three months ended March 31, 2017  compared to $100.7 million of revenue during the three months ended March 31, 2016, an increase of 11.3%. Excluding $5.6 million of favorable foreign currency fluctuations, revenues increased 5.7%. These businesses generated $29.3 million of gross profit during the three months ended March 31, 2017 compared to $24.8 million of gross profit during the three months ended March 31, 2016, an increase of 18.1%. Excluding $1.5 million of favorable foreign currency fluctuations, gross profit increased 12.1%.

			2017 vs. 2016
Penske Commercial Vehicles Australia Data	2017	2016	Change	% Change
Vehicle and parts unit sales	312	294	18	6.1%
Sales revenue	$64.8	$55.9	$8.9	15.9%
Gross profit	$10.9	$7.9	$3.0	38.0%

The increase in revenue and gross profit of PCV Australia from 2016 to 2017 is primarily attributable to recently acquired business. The increase in units is due to an overall improvement in market conditions, as well as due to the recent strengthening of the Australian Dollar versus the U.S. Dollar and British Pound, including the pricing impact on the products sold by PCV Australia.

			2017 vs. 2016
Penske Power Systems Data	2017	2016	Change	% Change
Sales revenue	$47.3	$44.8	$2.5	5.6%
Gross profit	$18.4	$16.9	$1.5	8.9%

The increase in revenue and gross profit of PPS from 2016 to 2017 is primarily attributable to continued new order growth when compared to the same period last year, a change in mix of product related sales, as well as the addition of Western Star and MAN franchises at selected branches, and improving economic conditions which have led to an increase in mining repowers and parts sales.

Selling, General and Administrative Data

(In millions)

			2017 vs. 2016
Selling, General and Administrative Data	2017	2016	Change	% Change
Personnel expense	$345.3	$326.7	$18.6	5.7%
Advertising expense	$28.0	$24.0	$4.0	16.7%
Rent & related expense	$76.0	$72.0	$4.0	5.6%
Other expense	$152.4	$136.2	$16.2	11.9%
Total SG&A expenses	$601.7	$558.9	$42.8	7.7%
Same-store SG&A expenses	$561.1	$556.5	$4.6	0.8%

Personnel expense as % of gross profit	44.6%	45.1%	(0.5)%	(1.1)%
Advertising expense as % of gross profit	3.6%	3.3%	0.3%	9.1%
Rent & related expense as % of gross profit	9.8%	10.0%	(0.2)%	(2.0)%
Other expense as % of gross profit	19.7%	18.8%	0.9%	4.8%
Total SG&A expenses as % of gross profit	77.7%	77.2%	0.5%	0.6%
Same-store SG&A expenses as % of same-store gross profit	77.9%	77.1%	0.8%	1.0%

Selling, general and administrative expenses (“SG&A”) increased from 2016 to 2017 due to a $38.2 million increase from net acquisitions, coupled with a $4.6 million, or 0.8%, increase in same-store SG&A. Excluding the $23.8 million reduction related to foreign currency fluctuations, same-store SG&A increased 5.1%. The increase in SG&A is primarily due to an increase in variable personnel expenses as a result of the 7.0% increase in gross profit compared to the prior year. SG&A as a percentage of gross profit was 77.7%, an increase of 50 basis points compared to 77.2% in the prior year. SG&A expenses as a percentage of total revenue was 11.8% and 11.6% in the three months ended March 31, 2017 and 2016, respectively.

Depreciation

(In millions)

			2017 vs. 2016
	2017	2016	Change	% Change
Depreciation	$22.4	$20.8	$1.6	7.7%

The increase in depreciation from 2016 to 2017 is due to a $1.1 million increase from net acquisitions, coupled with a  $0.5 million, or 2.4%, increase in same-store depreciation. The overall increase is primarily related to our ongoing facility improvements and expansion programs.

Floor Plan Interest Expense

(In millions)

			2017 vs. 2016
	2017	2016	Change	% Change
Floor plan interest expense	$13.7	$12.8	$0.9	7.0%

The increase in floor plan interest expense from 2016 to 2017 is primarily due to a $0.6 million increase from net dealership acquisitions, coupled with a $0.3 million, or 2.4%, increase in same-store floor plan interest expense. The overall increase is primarily due to increases in the amounts outstanding under floor plan arrangements, due in part to increased levels of inventory, and higher applicable rates.

Other Interest Expense

(In millions)

			2017 vs. 2016
	2017	2016	Change	% Change
Other interest expense	$25.0	$17.2	$7.8	45.3%

The increase in other interest expense from 2016 to 2017 is primarily due to the issuance of our $500.0 million 5.50% senior subordinated notes in May 2016, as well as an increase in outstanding revolver borrowings under the U.S. and U.K. credit agreements and our Australia working capital loan agreement, as well as an increase in applicable rates.

Equity in Earnings of Affiliates

(In millions)

			2017 vs. 2016
	2017	2016	Change	% Change
Equity in earnings of affiliates	$13.2	$5.5	$7.7	140.0%

The increase in equity in earnings of affiliates from 2016 to 2017 is primarily due to an increase in our investment in PTL from 9.0% to 23.4% in July 2016. Equity in earnings of affiliates from PTL increased by $8.4 million from 2016 to 2017. This increase was partially offset by a decrease in earnings from our retail automotive joint ventures.

Income Taxes

(In millions)

			2017 vs. 2016
	2017	2016	Change	% Change
Income taxes	$41.1	$39.4	$1.7	4.3%

Income taxes increased from 2016 to 2017 primarily due to a $5.1 million increase in our pre-tax income compared to the prior year.

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

As of March 31, 2017, we had working capital of $169.3 million, including $72.2 million of cash available to fund our operations and capital commitments. In addition, we had $413.0 million, £43.0 million ($54.0 million), and AU

$24.4 million ($18.6 million) available for borrowing under our U.S. credit agreement, U.K. credit agreement, and Australian working capital loan agreement, respectively.

Securities Repurchases

From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit facility, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. In the fourth quarter of 2015, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities to $200.0 million. As of March 31, 2017, we have $29.5 million in repurchase authorization under the existing securities repurchase program. Refer to the disclosures provided in Part I, Item 1, Note 10 of the Notes to our Consolidated Condensed Financial Statements for a summary of shares repurchased under our securities repurchase program during the three months ended March 31, 2017.

Dividends

We paid the following cash dividends on our common stock in 2016 and 2017:

Per Share Dividends

2016

First Quarter	$0.26
Second Quarter	0.27
Third Quarter	0.28
Fourth Quarter	0.29

2017

First Quarter	$0.30

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

Long-Term Debt Obligations

As of March 31, 2017, we had the following long-term debt obligations outstanding:

March 31,
(In millions)	2017
U.S. credit agreement — revolving credit line	$287.0
U.K. credit agreement — revolving credit line	146.8
U.K. credit agreement — overdraft line of credit	—
5.50% senior subordinated notes due 2026	493.9
5.375% senior subordinated notes due 2024	296.9
5.75% senior subordinated notes due 2022	545.3
Australia working capital loan agreement	19.9
Mortgage facilities	215.0
Other	32.6
Total long-term debt	$2,037.4

As of March 31, 2017, we were in compliance with all covenants under our credit agreements and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 7 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of our long-term debt obligations.

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

During the three months ended March 31, 2017, outstanding revolving commitments varied between $233.0 million and $532.0 million under the U.S. credit agreement, between £14.0 million and £117.0 million ($17.6 million and $146.8 million) under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and between AU $23.2 million and AU $39.5 million ($17.7 million and $30.1 million) under the Australia working capital loan agreement. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.

PTL Dividends

We currently hold a 23.4% ownership interest in Penske Truck Leasing. In July 2016, we increased our ownership interest in PTL from 9.0% to 23.4% as a result of our acquisition of an additional 14.4% ownership interest, as discussed previously. We receive pro rata cash distributions relating to this investment, typically in April, May, July and November of each year. We currently expect to continue to receive future distributions from PTL quarterly, subject to its financial performance.

Operating Leases

As of March 31, 2017, we were in compliance with all covenants under these leases, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 9 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of our operating leases.

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

Cash Flows

Cash and cash equivalents increased by $48.2 million and decreased by $16.8 million during the three months ended March 31, 2017 and 2016, respectively. The major components of these changes are discussed below.

Cash Flows from Continuing Operating Activities

Cash provided by continuing operating activities was $198.6 million and $82.6 million during the three months ended March 31, 2017 and 2016, respectively. Cash flows from continuing operating activities includes net income, as adjusted for non-cash items and the effects of changes in working capital.

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

	Three Months Ended March 31,
(In millions)	2017	2016
Net cash from continuing operating activities as reported	$198.6	$82.6
Floor plan notes payable — non-trade as reported	63.0	54.9
Net cash from continuing operating activities including all floor plan notes payable	$261.6	$137.5

Cash Flows from Continuing Investing Activities

Cash used in continuing investing activities was $342.1 million and $72.9 million during the three months ended March 31, 2017 and 2016, respectively. Cash flows from continuing investing activities consist primarily of cash used for capital expenditures and net expenditures for acquisitions and other investments. Capital expenditures were $36.9 million and $46.8 million during the three months ended March 31, 2017 and 2016, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our retail automotive segment and retail commercial truck segment capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit facilities. Cash used in acquisitions and other investments, net of cash acquired, was $314.2 million and $0.4 million during the three months ended March 31, 2017 and 2016, respectively, and included cash used to repay sellers floor plan liabilities in such business acquisitions of $81.2 million during the three months ended March 31, 2017.

Cash Flows from Continuing Financing Activities

Cash provided by continuing financing activities was $187.8 million and cash used in continuing financing activities was $29.4 million during the three months ended March 31, 2017 and 2016, respectively. Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, repurchases of common stock, net borrowings or repayments of floor plan notes payable non-trade,  and dividends.

We had net borrowings of long-term debt of $153.1 million and $111.5 million during the three months ended March 31, 2017 and 2016, respectively. We had net borrowings of floor plan notes payable non-trade of $63.0 million and $54.9 million during the three months ended March 31, 2017 and 2016, respectively. We repurchased common stock for a total of $2.7 million and $167.9 million during the three months ended March 31, 2017 and 2016, respectively. We also paid cash dividends to our stockholders of $25.6 million and $23.3 million during the three months ended March 31, 2017 and 2016, respectively.

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

Joint Venture Relationships

We are party to a number of joint ventures pursuant to which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of March 31, 2017, our retail automotive joint venture relationships included:

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

Additionally, we are party to non-automotive joint ventures including our investments in Penske Commercial Leasing Australia (33%), Penske Vehicle Services (31%), PTL (23.4%), and National Powersport Auctions (7%), that are accounted for under the equity method.

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

Forward-Looking Statements

Certain statements and information set forth herein, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “goal,” “plan,” “seek,” “project,” “continue,” “will,” “would,” and variations of such words and similar expressions are intended to identify such forward-looking statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this report or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events, or otherwise. Forward-looking statements include, without limitation, statements with respect to:

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

Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in our 2016 annual report on Form 10-K filed February 24, 2017. Important factors that could cause actual results to differ materially from our expectations include the following:

•

our business and the automotive retail and commercial vehicles industries in general are susceptible to adverse economic conditions, including changes in interest rates, foreign exchange rates, customer demand, customer confidence, fuel prices, unemployment rates and credit availability;

•	the political and economic outcome of Brexit in the U.K.;

•	the number of new and used vehicles sold in our markets;

•	the effect on our businesses of new mobility technologies such as shared vehicle services, such as Uber and Lyft, and the eventual availability of driverless vehicles;

•	vehicle manufacturers exercise significant control over our operations, and we depend on them and the continuation of our franchise and distribution agreements in order to operate our business;

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

•

our operations outside of the U.S. subject our profitability to fluctuations relating to changes in foreign currency values, which have most recently occurred as a result of the June 2016 U.K. referendum for Brexit;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR or the Bank of England Base Rate. Based on the amount outstanding under these facilities as of March 31, 2017, a 100 basis point change in interest rates would result in an approximate $4.3 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, or the Euro Interbank Offered Rate, the Canadian Prime Rate, or the Australian or New Zealand Bank Bill Swap Rate (BBSW).

Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the trailing twelve months ended March 31, 2017, a 100 basis point change in interest rates would result in an approximate $32.2 million change to our annual floor plan interest expense.

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

Foreign Currency Exchange Rates. As of March 31, 2017, we had consolidated operations in the U.K., Germany, Italy, Canada, Australia and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $224.4 million change to our revenues for the three months ended March 31, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the fourth quarter of 2015, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities to $200.0 million. During the three months ended March 31, 2017, we repurchased 50,000 shares of our outstanding common stock for approximately  $2.7 million, or an average of $53.03 per share, under our securities repurchase program approved by our Board of Directors. As of March 31, 2017, our remaining authorization under the program was $29.5 million.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
January 1 to January 31, 2017	—	$—	—	$32.1
February 1 to February 28, 2017	50,000	$53.03	50,000	$29.5
March 1 to March 31, 2017	—	$—	—	$29.5
	50,000		50,000

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger S. Penske
Roger S. Penske
Date: April 27, 2017		Chief Executive Officer

	By:	/s/ J.D. Carlson
J.D. Carlson
Date: April 27, 2017		Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.

32	Section 1350 Certification.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.