Form 10-Q
period 2017-06-30
PENSKE AUTOMOTIVE GROUP, INC.
filed 2017-07-28
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of July 21, 2017, there were 86,020,397 shares of voting common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
	(In millions, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$20.7	$24.0
Accounts receivable, net of allowance for doubtful accounts of $4.9 and $4.5	827.7	879.0
Inventories	3,711.9	3,408.2
Other current assets	104.2	73.9
Assets held for sale	—	8.4
Total current assets	4,664.5	4,393.5
Property and equipment, net	1,990.3	1,806.5
Goodwill	1,641.3	1,291.2
Other indefinite-lived intangible assets	467.7	420.1
Equity method investments	921.5	893.4
Other long-term assets	26.6	28.3
Total assets	$9,711.9	$8,833.0
LIABILITIES AND EQUITY
Floor plan notes payable	$2,151.1	$2,084.5
Floor plan notes payable — non-trade	1,364.7	1,233.3
Accounts payable	559.9	497.4
Accrued expenses	413.2	360.0
Current portion of long-term debt	70.1	48.3
Liabilities held for sale	0.7	6.1
Total current liabilities	4,559.7	4,229.6
Long-term debt	1,955.8	1,828.8
Deferred tax liabilities	655.2	564.6
Other long-term liabilities	524.5	430.5
Total liabilities	7,695.2	7,053.5
Commitments and contingent liabilities (Note 9)
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 86,020,397 shares issued and outstanding at June 30, 2017; 85,214,345 shares issued and outstanding at December 31, 2016	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	529.6	497.1
Retained earnings	1,640.9	1,504.5
Accumulated other comprehensive income (loss)	(186.2)	(250.7)
Total Penske Automotive Group stockholders’ equity	1,984.3	1,750.9
Non-controlling interest	32.4	28.6
Total equity	2,016.7	1,779.5
Total liabilities and equity	$9,711.9	$8,833.0

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Unaudited)
	(In millions, except per share amounts)
Revenue:
Retail automotive dealership	$5,040.7	$4,836.8	$9,797.1	$9,349.7
Retail commercial truck dealership	228.5	309.5	440.2	516.2
Commercial vehicle distribution and other	114.2	107.8	227.2	212.8
Total revenues	$5,383.4	$5,254.1	$10,464.5	$10,078.7
Cost of sales:
Retail automotive dealership	4,294.7	4,134.8	8,342.8	7,982.7
Retail commercial truck dealership	188.5	271.2	363.8	444.7
Commercial vehicle distribution and other	82.9	76.8	166.3	156.2
Total cost of sales	4,566.1	4,482.8	8,872.9	8,583.6
Gross profit	817.3	771.3	1,591.6	1,495.1
Selling, general and administrative expenses	622.0	582.7	1,223.7	1,141.6
Depreciation	23.3	24.5	45.7	45.3
Operating income	172.0	164.1	322.2	308.2
Floor plan interest expense	(15.5)	(13.1)	(29.2)	(25.9)
Other interest expense	(26.4)	(19.5)	(51.4)	(36.7)
Equity in earnings of affiliates	26.8	12.0	40.0	17.5
Income from continuing operations before income taxes	156.9	143.5	281.6	263.1
Income taxes	(50.2)	(47.3)	(91.3)	(86.7)
Income from continuing operations	106.7	96.2	190.3	176.4
Income (loss) from discontinued operations, net of tax	0.2	(1.2)	(0.4)	(1.2)
Net income	106.9	95.0	189.9	175.2
Less: Income attributable to non-controlling interests	0.7	1.5	1.1	2.4
Net income attributable to Penske Automotive Group common stockholders	$106.2	$93.5	$188.8	$172.8
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$1.23	$1.11	$2.20	$2.01
Discontinued operations	$0.00	$(0.01)	$(0.00)	$(0.01)
Net income attributable to Penske Automotive Group common stockholders	$1.23	$1.10	$2.20	$1.99
Shares used in determining basic earnings per share	86.1	85.3	85.9	86.7
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$1.23	$1.11	$2.20	$2.00
Discontinued operations	$0.00	$(0.01)	$(0.00)	$(0.01)
Net income attributable to Penske Automotive Group common stockholders	$1.23	$1.10	$2.20	$1.99
Shares used in determining diluted earnings per share	86.1	85.3	85.9	86.8
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$106.7	$96.2	$190.3	$176.4
Less: Income attributable to non-controlling interests	0.7	1.5	1.1	2.4
Income from continuing operations, net of tax	106.0	94.7	189.2	174.0
Income (loss) from discontinued operations, net of tax	0.2	(1.2)	(0.4)	(1.2)
Net income attributable to Penske Automotive Group common stockholders	$106.2	$93.5	$188.8	$172.8
Cash dividends per share	$0.31	$0.27	$0.61	$0.53

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Unaudited)
	(In millions)
Net income	$106.9	$95.0	$189.9	$175.2
Other comprehensive income:
Foreign currency translation adjustment	37.7	(56.1)	62.4	(55.8)
Other adjustments to comprehensive income, net	2.8	0.6	4.2	1.5
Other comprehensive income (loss), net of tax	40.5	(55.5)	66.6	(54.3)
Comprehensive income	147.4	39.5	256.5	120.9
Less: Comprehensive income attributable to non-controlling interests	2.4	0.8	3.2	3.2
Comprehensive income attributable to Penske Automotive Group common stockholders	$145.0	$38.7	$253.3	$117.7

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2017	2016
	(Unaudited)
	(In millions)
Operating Activities:
Net income	$189.9	$175.2
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	45.7	45.3
Earnings of equity method investments	(34.1)	(15.7)
Loss from discontinued operations, net of tax	0.4	1.2
Deferred income taxes	89.2	19.0
Changes in operating assets and liabilities:
Accounts receivable	58.2	(41.2)
Inventories	(177.8)	156.5
Floor plan notes payable	66.7	(185.4)
Accounts payable and accrued expenses	86.1	80.6
Other	(3.8)	35.1
Net cash provided by continuing operating activities	320.5	270.6
Investing Activities:
Purchase of equipment and improvements	(113.4)	(136.7)
Acquisitions net, including repayment of sellers’ floor plan notes payable of $99.0 and $44.7, respectively	(431.9)	(65.4)
Other	15.0	(25.0)
Net cash used in continuing investing activities	(530.3)	(227.1)
Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	1,012.0	629.5
Repayments under U.S. credit agreement revolving credit line	(929.0)	(789.5)
Issuance of 5.50% senior subordinated notes	—	500.0
Net borrowings of other long-term debt	54.9	60.9
Net borrowings (repayments) of floor plan notes payable — non-trade	131.3	(163.0)
Payment of debt issuance costs	—	(6.6)
Repurchases of common stock	(8.5)	(173.6)
Dividends	(52.4)	(46.4)
Other	(5.8)	(15.9)
Net cash provided by (used in) continuing financing activities	202.5	(4.6)
Discontinued operations:
Net cash provided by discontinued operating activities	0.4	1.3
Net cash provided by discontinued investing activities	2.3	1.7
Net cash used in discontinued financing activities	(0.2)	(0.1)
Net cash provided by discontinued operations	2.5	2.9
Effect of exchange rate changes on cash and cash equivalents	1.5	(6.7)
Net change in cash and cash equivalents	(3.3)	35.1
Cash and cash equivalents, beginning of period	24.0	62.4
Cash and cash equivalents, end of period	$20.7	$97.5
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$78.9	$60.5
Income taxes	8.3	26.9
Seller financed/assumed debt	3.8	—
Non cash activities:
Consideration transferred through common stock issuance	$32.4	$—
Contingent consideration	20.0	—

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF EQUITY

					Accumulated	Total
	Common Stock		Additional		Other	Penske
	Issued		Paid-in	Retained	Comprehensive	Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity
	(Unaudited)
	(Dollars in millions)
Balance, January 1, 2017	85,214,345	$—	$497.1	$1,504.5	$(250.7)	$1,750.9	$28.6	$1,779.5
Equity compensation	324,275	—	8.6	—	—	8.6	—	8.6
Repurchases of common stock	(183,710)	—	(8.5)	—	—	(8.5)	—	(8.5)
Issuance of common stock	665,487	—	32.4	—	—	32.4	—	32.4
Dividends	—	—	—	(52.4)	—	(52.4)	—	(52.4)
Distributions to non-controlling interests	—	—	—	—	—	—	(0.9)	(0.9)
Foreign currency translation	—	—	—	—	60.3	60.3	2.1	62.4
Other	—	—	—	—	4.2	4.2	1.5	5.7
Net income	—	—	—	188.8	—	188.8	1.1	189.9
Balance, June 30, 2017	86,020,397	$—	$529.6	$1,640.9	$(186.2)	$1,984.3	$32.4	$2,016.7

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

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $18.7 billion in total retail automotive dealership revenue we generated in 2016. As of June 30, 2017, we operated 354 retail automotive franchises, of which 162 franchises are located in the U.S. and 192 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the six months ended June 30, 2017, we retailed and wholesaled more than  315,200 vehicles. We are diversified geographically, with 58% of our total retail automotive dealership revenues in the six months ended June 30, 2017 generated in the U.S. and Puerto Rico and 42% generated outside the U.S. We offer over 40 vehicle brands, with 70% of our retail automotive dealership revenue in the six months ended June 30, 2017 generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offer a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products. We operate these dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry.

In the first quarter of 2017, we acquired CarSense in the U.S. and CarShop in the U.K., both businesses representing stand-alone used vehicle dealerships which we believe complement our existing franchised retail automotive dealership operations, providing us with synergies in our used vehicle operations at our existing dealerships in the U.S. and the U.K., as well as scalable opportunities across our market areas. Our CarSense operations consist of five locations operating in the Philadelphia and Pittsburgh, Pennsylvania market areas, including southern New Jersey. Our CarShop operations consist of five retail locations throughout the United Kingdom and a vehicle preparation center in Leighton Buzzard.

During the six months ended June 30, 2017, we also acquired six retail automotive franchises, were awarded two retail automotive franchises, and disposed of nine retail automotive franchises. Of the retail automotive franchises acquired, two are located in New Jersey and represent the Jaguar and Land Rover brands, two are located in Arizona and represent the Mercedes-Benz and Sprinter brands, and two are located in Germany as part of the Jacobs Group and represent the Audi and Volkswagen brands. Of the franchises disposed of, five represented smart franchises.

Retail Commercial Truck Dealership. We operate a heavy and medium duty truck dealership group known as Premier Truck Group (“PTG”) with locations in Texas, Oklahoma, Tennessee, Georgia, and Canada. As of June 30, 2017, PTG operated twenty locations, including fourteen full-service dealerships offering primarily Freightliner and Western Star branded trucks. Four of these locations were acquired in April 2016 in the greater Toronto, Canada market area, and two of these locations were acquired in December 2016 in the Niagara Falls, Canada market area, also representing Freightliner and Western Star branded trucks. PTG also offers a full range of used trucks available for sale as well as service and parts departments, many of which are open 24 hours a day, seven days a week.

Commercial Vehicle Distribution. We are the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand and portions of the Pacific. This business, known as Penske Commercial Vehicles Australia (“PCV Australia”), distributes commercial vehicles and parts to a network of more than 70 dealership locations, including ten company-owned retail commercial vehicle dealerships.

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

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of June 30, 2017 and December 31, 2016 and for the three and six month periods ended June 30, 2017 and 2016 is unaudited, but includes all adjustments which our management believes to be necessary for the fair presentation of results for the periods presented. The consolidated condensed financial statements for prior periods have been revised for entities that have been treated as discontinued operations, and results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2016, which are included as part of our Annual Report on Form 10-K.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of contracts with customers. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606) — Deferral of the Effective Date” providing for a one-year deferral of the effective date of ASU 2014-09 and allowing for early adoption as of the original effective date. For public companies, this ASU is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The FASB has since also issued additional ASUs containing various updates to Topic 606 which will all be adopted along with ASU 2014-09. These ASUs can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early adoption permitted. We intend to adopt these ASUs on January 1, 2018. We have performed our preliminary assessment of the potential impact these accounting standard updates will have on our consolidated financial position, results of operations, and cash flows and have begun our documentation of the results of this assessment. Based on our assessment performed to date, we do not expect the adoption of these updates to have a material impact on our financial statements; however, we will be required to enhance our disclosures on revenue recognition upon adoption. We do not expect there to be a significant change in the timing of our revenue recognition, as we anticipate that our performance obligations under the new standard will be similar to those under existing guidance. Therefore, we expect to adopt using a cumulative-effect adjustment as of the date of adoption. We are also in the process of evaluating and documenting any changes in controls and procedures that may be necessary as part of our implementation of the new standards; however, we do not expect material changes. We will continue to assess the impact that these new standards will have our on our consolidated financial position, results of operations, and cash flows, throughout the remainder of 2017.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation —Stock Compensation (Topic 718) — Improvement to Employee Share-Based Payment Accounting.” This ASU simplified several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public companies, this ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. This ASU was adopted on the effective date of January 1, 2017. As part of the adoption of this ASU, we have elected to record forfeitures as they occur. The amendments to timing of recognition of excess tax benefits, minimum statutory withholding requirements, and forfeitures were adopted using a modified retrospective approach. The cumulative-effect adjustment to retained earnings as of January 1, 2017 was not material. Amendments related to cash flow presentation of employee taxes paid was adopted retrospectively, with $6.1 million reclassified from operating activities to financing activities for the six months ended June 30, 2016. Amendments related to the recognition of excess tax benefits on the income statement and presentation of excess tax benefits on the statement of cash flows were adopted prospectively, and therefore, prior periods were not adjusted. The adoption of this accounting standard update has not had a material impact on our consolidated financial position, results of operations, and cash flows.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments.” This ASU provides new guidance on eight specific cash flow issues related to how such cash receipts and cash payments should be presented in a statement of cash flows. For public companies, this ASU is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. The amendments from this update are to be applied retrospectively. We intend to adopt this ASU on January 1, 2018. We do not expect the adoption of this accounting standard update to have a material impact on our consolidated cash flows.

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

We had no entities newly classified as held for sale during the six months ended June 30, 2017 that met the criteria to be classified as discontinued operations. As such, the combined financial information presented below represents only retail automotive dealerships that were classified as discontinued operations prior to adoption of ASU No. 2014-08:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$—	$5.6	$2.1	$14.0
Pre-tax gain (loss)	0.3	(2.0)	(0.6)	(2.0)

	June 30,	December 31,
	2017	2016
Inventories	$—	$4.6
Other assets	—	3.8
Total assets	$—	$8.4
Floor plan notes payable (including non-trade)	$—	$4.8
Other liabilities	0.7	1.3
Total liabilities	$0.7	$6.1

Dispositions

During the six months ended June 30, 2017, we disposed of nine retail automotive franchises. The results of operations for one of the retail automotive franchises is included in discontinued operations for the six months ended June 30, 2017 and for the three and six months ended June 30, 2016. The remaining eight retail automotive franchises did not meet the criteria to be classified as held for sale and treated as discontinued operations. Therefore, the results of operations for these businesses are included within continuing operations for the three and six months ended June 30, 2017 and 2016.

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

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.75% senior subordinated notes due 2022	$545.5	$562.1	$545.1	$567.6
5.375% senior subordinated notes due 2024	297.0	300.7	296.8	293.0
5.50% senior subordinated notes due 2026	494.1	493.1	493.7	489.4
Mortgage facilities	213.6	212.0	199.9	195.6

2. Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2017	2016
Retail automotive dealership new vehicles	$2,297.7	$2,153.0
Retail automotive dealership used vehicles	892.1	771.7
Retail automotive parts, accessories and other	127.3	119.1
Retail commercial truck dealership vehicles and parts	169.4	170.3
Commercial vehicle distribution vehicles and parts	225.4	194.1
Total inventories	$3,711.9	$3,408.2

We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $10.6 million and $10.4 million during the three months ended June 30, 2017 and 2016, respectively, and $20.7 million and $21.8 million during the six months ended June 30, 2017 and 2016, respectively.

3. Business Combinations

We acquired CarSense, a stand-alone specialty retailer of used vehicles in the U.S. representing five locations, acquired CarShop, a stand-alone specialty retailer of used vehicles in the U.K. representing five locations, and acquired six retail automotive franchises during the six months ended June 30, 2017. During the six months ended June 30, 2016, we acquired one retail automotive franchise and five retail commercial truck dealerships. Our financial statements include the results of operations of the acquired entities from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements, and may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the six months ended June 30, 2017 and 2016 follows:

	June 30,
	2017	2016
Accounts receivable	$6.9	$3.9
Inventory	130.3	45.2
Other current assets	2.5	0.1
Property and equipment	12.8	0.6
Indefinite-lived intangibles	362.1	24.8
Other non-current assets	0.1	—
Current liabilities	(23.8)	(9.2)
Non-current liabilities	(2.8)	—
Total consideration	488.1	65.4
Consideration transferred through common stock issuance	(32.4)	—
Contingent consideration	(20.0)	—
Seller financed/assumed debt	(3.8)	—
Total cash used in acquisitions	$431.9	$65.4

The following unaudited consolidated pro forma results of operations of PAG for the three and six months ended June 30, 2017 and 2016 give effect to acquisitions consummated during 2017 and 2016 as if they had occurred effective at the beginning of the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$5,383.4	$5,693.4	$10,595.7	$11,000.0
Income from continuing operations	106.0	101.5	191.2	188.1
Net income	106.2	100.3	190.8	186.9
Income from continuing operations per diluted common share	$1.23	$1.19	$2.23	$2.17
Net income per diluted common share	$1.23	$1.18	$2.22	$2.15

4. Intangible Assets

Following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the six months ended June 30, 2017:

		Other Indefinite-
		Lived Intangible
	Goodwill	Assets
Balance, January 1, 2017	$1,291.2	$420.1
Additions	322.5	39.6
Disposals	(1.9)	(1.5)
Foreign currency translation	29.5	9.5
Balance, June 30, 2017	$1,641.3	$467.7

The additions and disposals during the six months ended June 30, 2017 were within our Retail Automotive reportable segment. As of June 30, 2017, the goodwill balance within our Retail Automotive, Retail Commercial Truck, and Other reportable segments was $1,394.6 million, $162.6 million and $84.1 million, respectively. There is no goodwill recorded in our Non-Automotive Investments reportable segment.

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

The weighted average interest rate on floor plan borrowings was 1.7% for the six months ended June 30, 2017 and 1.6% for the six months ended June 30, 2016. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as “Floor plan notes payable—non-trade” on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.

6. Earnings Per Share

Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested equity awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for any dilutive effects. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted average number of common shares outstanding	86,101,711	85,268,625	85,852,971	86,743,783
Effect of non-participatory equity compensation	40,000	36,000	40,000	36,000
Weighted average number of common shares outstanding, including effect of dilutive securities	86,141,711	85,304,625	85,892,971	86,779,783

7. Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2017	2016
U.S. credit agreement — revolving credit line	$323.0	$240.0
U.K. credit agreement — revolving credit line	82.1	48.1
U.K. credit agreement — overdraft line of credit	—	2.7
5.50% senior subordinated notes due 2026	494.1	493.7
5.375% senior subordinated notes due 2024	297.0	296.8
5.75% senior subordinated notes due 2022	545.5	545.1
Australia working capital loan agreement	35.6	24.7
Mortgage facilities	213.6	199.9
Other	35.0	26.1
Total long-term debt	2,025.9	1,877.1
Less: current portion	(70.1)	(48.3)
Net long-term debt	$1,955.8	$1,828.8

U.S. Credit Agreement

Our U.S. credit agreement (the “U.S. credit agreement”) with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation provides for up to $700.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, which includes $250.0 million in revolving loans solely for future U.S. acquisitions. The U.S. credit agreement provides for a maximum of $150.0 million of future borrowings for foreign acquisitions and expires on September 30, 2019, subject to its “evergreen” termination provisions. The revolving loans bear interest at LIBOR plus 2.00%, subject to an incremental 1.50% for uncollateralized borrowings in excess of a defined borrowing base.

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

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of June 30, 2017, we had $323.0 million of revolver borrowings outstanding under the U.S. credit agreement.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £150.0 million revolving credit agreement with the Royal Bank of Scotland plc (RBS) and BMW Financial Services (GB) Limited, and an additional demand overdraft line of credit with RBS (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes. The loans mature on the termination date of the facility, which is December 19, 2019. The revolving loans bear interest between defined LIBOR plus 1.35% and defined LIBOR plus 3.0% and the demand overdraft line of credit bears interest at the Bank of England Base Rate plus 1.75%. As of June 30, 2017, outstanding loans under the U.K. credit agreement amounted to £63.0 million ($82.1 million).

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

Australia Working Capital Loan Agreement

Penske Commercial Vehicles Australia and Penske Power Systems, are party to a working capital loan agreement with Mercedes-Benz Financial Services Australia Pty Ltd with a capacity of AU $50.5 million. This agreement provides the lender with a secured interest in all assets of these businesses. The loan bears interest at the Australian BBSW 30-day Bill Rate plus 2.35%. As of June 30, 2017, we had AU $46.4 million ($35.6 million) outstanding under the working capital loan agreement.

Mortgage Facilities

We are party to several mortgages that bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of June 30, 2017, we owed $213.6 million of principal under our mortgage facilities.

8. Derivatives and Hedging

Penske Commercial Vehicles Australia and Penske Power Systems sell vehicles, engines, parts and other products purchased from manufacturers in the U.S., Germany, and the U.K. In order to protect against exchange rate movements, Penske Commercial Vehicles Australia and Penske Power Systems enter into foreign exchange forward contracts against anticipated cash flows. The contracts are timed to mature when major shipments are scheduled to arrive in Australia and when receipt of payment from customers is expected. We classify our foreign exchange forward contracts as cash flow hedges and state them at fair value. We used Level 2 inputs to estimate the fair value of the foreign exchange forward contracts. The fair value of the contracts designated as hedging instruments was estimated to be a liability of $1.0 million and an asset of $0.3 million as of June 30, 2017 and December 31, 2016, respectively.

9. Commitments and Contingent Liabilities

We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of June 30, 2017, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

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

We have $32.5 million of letters of credit outstanding as of June 30, 2017, and have posted $25.6 million of surety bonds in the ordinary course of business.

10. Equity

During the six months ended June 30, 2017, we repurchased or acquired 183,710 shares of our common stock. In the first quarter of 2017, we repurchased 50,000 shares of our outstanding common stock for $2.7 million, or an average of $53.03 per share, under our securities repurchase program approved by our Board of Directors. During the second quarter of 2017, we did not repurchase any common stock under this program. As of June 30, 2017, our remaining authorization under the program was $29.5 million. During the second quarter of 2017, we acquired 133,710 shares of our common stock for $5.8 million, or an average of $43.28 per share, from employees in connection with a net share settlement feature of employee equity awards.

11. Accumulated Other Comprehensive Income/(Loss)

Changes in accumulated other comprehensive income/(loss) by component and the reclassifications out of accumulated other comprehensive income/(loss) during the three and six months ended June 30, 2017 and 2016, respectively, attributable to Penske Automotive Group common stockholders follows:

Three Months Ended June 30, 2017

	Foreign
	Currency
	Translation	Other	Total
Balance at March 31, 2017	$(205.7)	$(19.3)	$(225.0)
Other comprehensive income (loss) before reclassifications	36.0	2.8	38.8
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—
Net current period other comprehensive income (loss)	36.0	2.8	38.8
Balance at June 30, 2017	$(169.7)	$(16.5)	$(186.2)

Three Months Ended June 30, 2016

	Foreign
	Currency
	Translation	Other	Total
Balance at March 31, 2016	$(114.6)	$(8.1)	$(122.7)
Other comprehensive income (loss) before reclassifications	(55.5)	0.6	(54.9)
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—
Net current period other comprehensive income (loss)	(55.5)	0.6	(54.9)
Balance at June 30, 2016	$(170.1)	$(7.5)	$(177.6)

Six Months Ended June 30, 2017

	Foreign
	Currency
	Translation	Other	Total
Balance at December 31, 2016	$(230.0)	$(20.7)	$(250.7)
Other comprehensive income (loss) before reclassifications	60.3	4.2	64.5
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—
Net current period other comprehensive income (loss)	60.3	4.2	64.5
Balance at June 30, 2017	$(169.7)	$(16.5)	$(186.2)

Six Months Ended June 30, 2016

	Foreign
	Currency
	Translation	Other	Total
Balance at December 31, 2015	$(113.5)	$(9.0)	$(122.5)
Other comprehensive income (loss) before reclassifications	(56.6)	1.5	(55.1)
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—
Net current period other comprehensive income (loss)	(56.6)	1.5	(55.1)
Balance at June 30, 2016	$(170.1)	$(7.5)	$(177.6)

12. Segment Information

Our operations are organized by management into operating segments by line of business and geography. We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations and other non-automotive consolidated operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations. The Retail Automotive reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and our retail automotive joint ventures. The individual dealership operations included in the Retail Automotive reportable segment represent six operating segments: Eastern, Central, and Western United States, CarSense, International, and CarShop. These operating segments have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and/or used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). Revenue and segment income for the three and six months ended June 30, 2017 and 2016 follows:

Three Months Ended June 30

	Retail	Retail Commercial		Non-Automotive	Intersegment
	Automotive	Truck	Other	Investments	Elimination	Total
Revenues
2017	$5,040.7	$228.5	$114.2	$—	$—	$5,383.4
2016	4,836.8	309.5	108.5	—	(0.7)	5,254.1
Segment income
2017	$120.8	$9.3	$1.6	$25.2	$—	$156.9
2016	123.1	7.6	2.3	10.5	—	143.5

Six Months Ended June 30

	Retail	Retail Commercial		Non-Automotive	Intersegment
	Automotive	Truck	Other	Investments	Elimination	Total
Revenues
2017	$9,797.1	$440.2	$227.2	$—	$—	$10,464.5
2016	9,349.7	516.2	214.5	—	(1.7)	10,078.7
Segment income
2017	$225.6	$15.8	$2.5	$37.7	$—	$281.6
2016	233.5	13.4	1.6	14.6	—	263.1

13. Condensed Consolidating Financial Information

The following tables include condensed consolidating financial information as of June 30, 2017 and December 31, 2016 and for the three and six month periods ended June 30, 2017 and 2016 for Penske Automotive Group, Inc. (as the issuer of the 5.75% Notes, the 5.375% Notes, and the 5.50% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing non-U.S. entities). Guarantor subsidiaries are directly or indirectly 100% owned by PAG, and the guarantees are full and unconditional, and joint and several. The guarantees may be released under certain circumstances upon resale, or transfer by us of the stock of the related guarantor or all or substantially all of the assets of the guarantor to a non-affiliate.

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2017

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Cash and cash equivalents	$20.7	$—	$—	$1.9	$18.8
Accounts receivable, net	827.7	(456.0)	456.0	392.1	435.6
Inventories	3,711.9	—	—	1,944.9	1,767.0
Other current assets	104.2	—	7.5	19.2	77.5
Assets held for sale	—	—	—	—	—
Total current assets	4,664.5	(456.0)	463.5	2,358.1	2,298.9
Property and equipment, net	1,990.3	—	3.8	984.0	1,002.5
Intangible assets	2,109.0	—	—	1,334.8	774.2
Equity method investments	921.5	—	856.6	—	64.9
Other long-term assets	26.6	(2,542.0)	2,547.5	4.3	16.8
Total assets	$9,711.9	$(2,998.0)	$3,871.4	$4,681.2	$4,157.3
Floor plan notes payable	$2,151.1	$—	$—	$1,126.0	$1,025.1
Floor plan notes payable — non-trade	1,364.7	—	185.6	678.9	500.2
Accounts payable	559.9	—	6.5	159.8	393.6
Accrued expenses	413.2	(456.0)	1.1	95.7	772.4
Current portion of long-term debt	70.1	—	—	10.0	60.1
Liabilities held for sale	0.7	—	—	0.7	—
Total current liabilities	4,559.7	(456.0)	193.2	2,071.1	2,751.4
Long-term debt	1,955.8	(177.3)	1,661.5	192.7	278.9
Deferred tax liabilities	655.2	—	—	649.4	5.8
Other long-term liabilities	524.5	—	—	61.7	462.8
Total liabilities	7,695.2	(633.3)	1,854.7	2,974.9	3,498.9
Total equity	2,016.7	(2,364.7)	2,016.7	1,706.3	658.4
Total liabilities and equity	$9,711.9	$(2,998.0)	$3,871.4	$4,681.2	$4,157.3

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2016

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Cash and cash equivalents	$24.0	$—	$—	$9.4	$14.6
Accounts receivable, net	879.0	(447.0)	447.0	483.6	395.4
Inventories	3,408.2	—	—	1,830.5	1,577.7
Other current assets	73.9	—	14.3	14.6	45.0
Assets held for sale	8.4	—	—	8.4	—
Total current assets	4,393.5	(447.0)	461.3	2,346.5	2,032.7
Property and equipment, net	1,806.5	—	3.3	961.0	842.2
Intangible assets	1,711.3	—	—	1,079.6	631.7
Equity method investments	893.4	—	833.7	—	59.7
Other long-term assets	28.3	(2,215.0)	2,220.6	4.1	18.6
Total assets	$8,833.0	$(2,662.0)	$3,518.9	$4,391.2	$3,584.9
Floor plan notes payable	$2,084.5	$—	$—	$1,178.0	$906.5
Floor plan notes payable — non-trade	1,233.3	—	156.0	623.2	454.1
Accounts payable	497.4	—	4.9	171.9	320.6
Accrued expenses	360.0	(447.0)	0.9	77.2	728.9
Current portion of long-term debt	48.3	—	—	6.0	42.3
Liabilities held for sale	6.1	—	—	6.1	—
Total current liabilities	4,229.6	(447.0)	161.8	2,062.4	2,452.4
Long-term debt	1,828.8	(175.8)	1,577.6	186.0	241.0
Deferred tax liabilities	564.6	—	—	560.9	3.7
Other long-term liabilities	430.5	—	—	65.2	365.3
Total liabilities	7,053.5	(622.8)	1,739.4	2,874.5	3,062.4
Total equity	1,779.5	(2,039.2)	1,779.5	1,516.7	522.5
Total liabilities and equity	$8,833.0	$(2,662.0)	$3,518.9	$4,391.2	$3,584.9

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2017

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Revenues	$5,383.4	$—	$—	$3,034.8	$2,348.6
Cost of sales	4,566.1	—	—	2,550.4	2,015.7
Gross profit	817.3	—	—	484.4	332.9
Selling, general and administrative expenses	622.0	—	6.2	344.5	271.3
Depreciation	23.3	—	0.4	13.2	9.7
Operating income	172.0	—	(6.6)	126.7	51.9
Floor plan interest expense	(15.5)	—	(1.1)	(9.7)	(4.7)
Other interest expense	(26.4)	—	(17.8)	(2.2)	(6.4)
Equity in earnings of affiliates	26.8	—	25.2	—	1.6
Equity in earnings of subsidiaries	—	(156.6)	156.6	—	—
Income from continuing operations before income taxes	156.9	(156.6)	156.3	114.8	42.4
Income taxes	(50.2)	50.3	(50.2)	(41.2)	(9.1)
Income from continuing operations	106.7	(106.3)	106.1	73.6	33.3
Income (loss) from discontinued operations, net of tax	0.2	(0.2)	0.2	0.2	—
Net income	106.9	(106.5)	106.3	73.8	33.3
Other comprehensive income (loss), net of tax	40.5	(37.6)	40.5	—	37.6
Comprehensive income	147.4	(144.1)	146.8	73.8	70.9
Less: Comprehensive income attributable to non-controlling interests	2.4	(1.6)	1.6	—	2.4
Comprehensive income attributable to Penske Automotive Group common stockholders	$145.0	$(142.5)	$145.2	$73.8	$68.5

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2016

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Revenues	$5,254.1	$—	$—	$2,868.6	$2,385.5
Cost of sales	4,482.8	—	—	2,429.3	2,053.5
Gross profit	771.3	—	—	439.3	332.0
Selling, general and administrative expenses	582.7	—	5.2	326.3	251.2
Depreciation	24.5	—	0.4	11.7	12.4
Operating income	164.1	—	(5.6)	101.3	68.4
Floor plan interest expense	(13.1)	—	(0.5)	(7.7)	(4.9)
Other interest expense	(19.5)	—	(12.3)	(1.9)	(5.3)
Equity in earnings of affiliates	12.0	—	10.5	—	1.5
Equity in earnings of subsidiaries	—	(149.9)	149.9	—	—
Income from continuing operations before income taxes	143.5	(149.9)	142.0	91.7	59.7
Income taxes	(47.3)	49.9	(47.3)	(36.7)	(13.2)
Income from continuing operations	96.2	(100.0)	94.7	55.0	46.5
(Loss) income from discontinued operations, net of tax	(1.2)	1.2	(1.2)	(1.2)	—
Net income	95.0	(98.8)	93.5	53.8	46.5
Other comprehensive income (loss), net of tax	(55.5)	55.7	(55.5)	—	(55.7)
Comprehensive income	39.5	(43.1)	38.0	53.8	(9.2)
Less: Comprehensive income attributable to non-controlling interests	0.8	0.7	(0.7)	0.1	0.7
Comprehensive income attributable to Penske Automotive Group common stockholders	$38.7	$(43.8)	$38.7	$53.7	$(9.9)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2017

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Revenues	$10,464.5	$—	$—	$5,702.7	$4,761.8
Cost of sales	8,872.9	—	—	4,781.6	4,091.3
Gross profit	1,591.6	—	—	921.1	670.5
Selling, general and administrative expenses	1,223.7	—	12.2	682.9	528.6
Depreciation	45.7	—	0.8	25.9	19.0
Operating income	322.2	—	(13.0)	212.3	122.9
Floor plan interest expense	(29.2)	—	(2.1)	(18.1)	(9.0)
Other interest expense	(51.4)	—	(34.3)	(4.3)	(12.8)
Equity in earnings of affiliates	40.0	—	37.7	—	2.3
Equity in earnings of subsidiaries	—	(292.3)	292.3	—	—
Income from continuing operations before income taxes	281.6	(292.3)	280.6	189.9	103.4
Income taxes	(91.3)	95.2	(91.3)	(73.8)	(21.4)
Income from continuing operations	190.3	(197.1)	189.3	116.1	82.0
(Loss) income from discontinued operations, net of tax	(0.4)	0.4	(0.4)	(0.4)	—
Net income	189.9	(196.7)	188.9	115.7	82.0
Other comprehensive income (loss), net of tax	66.6	(61.1)	66.6	—	61.1
Comprehensive income	256.5	(257.8)	255.5	115.7	143.1
Less: Comprehensive income attributable to non-controlling interests	3.2	(2.0)	2.0	—	3.2
Comprehensive income attributable to Penske Automotive Group common stockholders	$253.3	$(255.8)	$253.5	$115.7	$139.9

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2016

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Revenues	$10,078.7	$—	$—	$5,257.8	$4,820.9
Cost of sales	8,583.6	—	—	4,435.5	4,148.1
Gross profit	1,495.1	—	—	822.3	672.8
Selling, general and administrative expenses	1,141.6	—	11.3	622.1	508.2
Depreciation	45.3	—	0.8	22.5	22.0
Operating income	308.2	—	(12.1)	177.7	142.6
Floor plan interest expense	(25.9)	—	(1.3)	(14.4)	(10.2)
Other interest expense	(36.7)	—	(25.6)	(0.6)	(10.5)
Equity in earnings of affiliates	17.5	—	14.7	—	2.8
Equity in earnings of subsidiaries	—	(285.0)	285.0	—	—
Income from continuing operations before income taxes	263.1	(285.0)	260.7	162.7	124.7
Income taxes	(86.7)	94.7	(86.7)	(65.9)	(28.8)
Income from continuing operations	176.4	(190.3)	174.0	96.8	95.9
(Loss) income from discontinued operations, net of tax	(1.2)	1.3	(1.3)	(1.1)	(0.1)
Net income	175.2	(189.0)	172.7	95.7	95.8
Other comprehensive income (loss), net of tax	(54.3)	56.0	(54.3)	—	(56.0)
Comprehensive income	120.9	(133.0)	118.4	95.7	39.8
Less: Comprehensive income attributable to non-controlling interests	3.2	(0.8)	0.8	0.1	3.1
Comprehensive income attributable to Penske Automotive Group common stockholders	$117.7	$(132.2)	$117.6	$95.6	$36.7

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2017

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group	Subsidiaries	Subsidiaries
Net cash provided by (used in) continuing operating activities	$320.5	$(50.5)	$252.6	$118.4
Investing activities:
Purchase of equipment and improvements	(113.4)	(1.4)	(49.4)	(62.6)
Acquisitions, net	(431.9)	—	(316.9)	(115.0)
Other	15.0	6.0	9.0	—
Net cash (used in) provided by continuing investing activities	(530.3)	4.6	(357.3)	(177.6)
Financing activities:
Net borrowings of long-term debt	137.9	83.0	10.8	44.1
Net borrowings of floor plan notes payable — non-trade	131.3	29.6	80.2	21.5
Repurchases of common stock	(8.5)	(8.5)	—	—
Dividends	(52.4)	(52.4)	—	—
Other	(5.8)	(5.8)	—	—
Distributions from (to) parent	—	—	3.7	(3.7)
Net cash provided by continuing financing activities	202.5	45.9	94.7	61.9
Net cash provided by discontinued operations	2.5	—	2.5	—
Effect of exchange rate changes on cash and cash equivalents	1.5	—	—	1.5
Net change in cash and cash equivalents	(3.3)	—	(7.5)	4.2
Cash and cash equivalents, beginning of period	24.0	—	9.4	14.6
Cash and cash equivalents, end of period	$20.7	$—	$1.9	$18.8

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2016

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group	Subsidiaries	Subsidiaries
Net cash provided by (used in) continuing operating activities	$270.6	$(84.0)	$109.5	$245.1
Investing activities:
Purchase of equipment and improvements	(136.7)	(0.4)	(149.9)	13.6
Acquisitions, net	(65.4)	—	(65.1)	(0.3)
Other	(25.0)	—	0.4	(25.4)
Net cash used in continuing investing activities	(227.1)	(0.4)	(214.6)	(12.1)
Financing activities:
Issuance of 5.50% senior subordinated notes	500.0	500.0	—	—
Net (repayments) borrowings of long-term debt	(99.1)	(160.0)	36.9	24.0
Net (repayments) borrowings of floor plan notes payable — non-trade	(163.0)	(149.7)	209.3	(222.6)
Payment of debt issuance costs	(6.6)	(6.6)	—	—
Repurchases of common stock	(173.6)	(173.6)	—	—
Dividends	(46.4)	(46.4)	—	—
Other	(15.9)	(6.1)	(5.2)	(4.6)
Distributions from (to) parent	—	126.8	(125.0)	(1.8)
Net cash (used in) provided by continuing financing activities	(4.6)	84.4	116.0	(205.0)
Net cash provided by discontinued operations	2.9	—	0.3	2.6
Effect of exchange rate changes on cash and cash equivalents	(6.7)	—	—	(6.7)
Net change in cash and cash equivalents	35.1	—	11.2	23.9
Cash and cash equivalents, beginning of period	62.4	—	—	62.4
Cash and cash equivalents, end of period	$97.5	$—	$11.2	$86.3

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

During the six months ended June 30, 2017, our business generated $10.5 billion in total revenue, which is comprised of $9.8 billion from retail automotive dealerships, $440.2 million from retail commercial truck dealerships and $227.2 million from commercial vehicle distribution and other operations.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $18.7 billion in total retail automotive dealership revenue we generated in 2016. As of June 30, 2017, we operated 354 retail automotive franchises, of which 162 franchises are located in the U.S. and 192 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the six months ended June 30, 2017, we retailed and wholesaled more than 315,200 vehicles. We are diversified geographically, with 58% of our total retail automotive dealership revenues in the six months ended June 30, 2017 generated in the U.S. and Puerto Rico and 42% generated outside the U.S. We offer over 40 vehicle brands, with 70% of our retail automotive dealership revenue in the six months ended June 30, 2017 generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offer a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products.

In the first quarter of 2017, we acquired CarSense in the U.S. and CarShop in the U.K., both businesses representing stand-alone used vehicle dealerships which we believe complement our existing franchised retail automotive dealership operations, providing us with synergies in our used vehicle operations at our existing dealerships in the U.S. and the U.K., as well as scalable opportunities across our market areas. Our CarSense operations consist of five locations operating in the Philadelphia and Pittsburgh, Pennsylvania market areas, including southern New Jersey. Our CarShop operations consist of five retail locations throughout the United Kingdom and a vehicle preparation center in Leighton Buzzard. These businesses are expected to generate approximate annual revenues of $700.0 million.

Retail automotive dealerships represented 93.6% of our total revenues and 91.4% of our total gross profit in the six months ended June 30, 2017.

Retail Commercial Truck Dealership. We operate a heavy and medium duty truck dealership group known as Premier Truck Group (“PTG”) with locations in Texas, Oklahoma, Tennessee, Georgia, and Canada. As of June 30, 2017, PTG operated twenty locations, including fourteen full-service dealerships offering primarily Freightliner and Western Star branded trucks. Four of these locations were acquired in April 2016 in the greater Toronto, Canada market area, and two of these locations were acquired in December 2016 in the Niagara Falls, Canada market area, also representing Freightliner and Western Star branded trucks. PTG also offers a full range of used trucks available for sale as well as service and parts departments, many of which are open 24 hours a day, seven days a week.

This business represented 4.2% of our total revenues and 4.8% of our total gross profit in the six months ended June 30, 2017.

Commercial Vehicle Distribution. We are the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand and portions of the Pacific. This business, known as Penske Commercial Vehicles Australia (“PCV Australia”), distributes commercial vehicles and parts to a network of more than 70 dealership locations, including ten company-owned retail commercial vehicle dealerships.

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

These businesses represented 2.2% of our total revenues and 3.8% of our total gross profit in the six months ended June 30, 2017.

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

Consistent with our business strategy, we from time to time engage in discussions with potential sellers regarding the possible purchase by us of assets that are strategic and complementary to our existing operations. The PTL partners (Penske Corporation, Mitsui, GE Capital, and us)  have discussed the possibility of GE Capital selling its remaining 15.5% limited partnership interest in PTL. Based on discussions, PAG is considering a purchase of 5.5% of the PTL partnership interests for approximately $235.0 million. The terms of any transaction, if it occurred, could be different. While we continue to consider such an acquisition, there is no assurance that an agreement will be reached or that a closing will occur. Entering into any such agreement would be subject to approval by our board of directors, market conditions, agreement among the partners of PTL, potential available financing, regulatory approvals and other matters.

Outlook

Retail Automotive Dealership. For the six months ended June 30, 2017, the U.S. light vehicle retail market declined 2.1%, as compared to the same period last year, to 8.5 million units, with passenger car sales declining 11.9%, while sales of trucks, crossovers and sport utility vehicles increased 4.7%. We believe the current market for new light vehicle sales in the U.S. will remain at or near current levels for the remainder of 2017, as low levels of unemployment, generally low interest rates, strong credit availability, the age of vehicles on the road, vehicle innovation, increasing lease returns, generally favorable consumer fuel costs, and OEM incentives are expected to continue to impact vehicle sales, although actual sales may differ materially. We also expect to see strength across the used vehicle market as the number of lease returns increases providing customers with an additional supply of late model, low mileage vehicles from which to choose.

For the six months ended June 30, 2017, U.K. new vehicle registrations declined 1.3%, as compared to the same period last year, to 1.4 million registrations. The U.K. market is represented 44% by the private market and 56% by business/fleet. Private market registrations decreased 4.8%, while business/fleet registrations increased 1.6%. New vehicle registrations increased 6.2% for the three months ended March 31, 2017 and declined 10.3% for the three months ended June 30, 2017. We believe the decline in vehicle registrations for the three months ended June 30, 2017 is related to some pull forward of demand into the first quarter, as a new vehicle excise duty went into effect April 1, 2017. While we believe the overall market in the U.K. is being positively impacted by generally strong economic conditions, including low levels of unemployment, access to credit and attractive financing offers, the March 2019 planned exit from the European Union (“Brexit”) may impact the future economic environment and new vehicle registrations. Since no country has previously left the European Union, the outcome of any future negotiations between the U.K. and the European Union is uncertain and may affect the timing, terms of trade, and the level of new vehicle registrations in those markets.

Retail Commercial Truck Dealership. For the six months ended June 30, 2017, North American sales of Class 5-8 heavy and medium duty trucks, the principal vehicles for our PTG business, were 234,185 units, a decrease of 6.8% from the same period in 2016. The Class 5-7 medium-duty truck market increased 3.0% to 122,526 units from 118,946 units in the same period in 2016. The largest North American market, Class 8 heavy-duty trucks, decreased 15.6% to 111,659 units from 132,258 units in the same period in 2016, as softer freight demand and excess fleet capacity has impacted the marketplace. According to ACT Research (“ACT”), retail sales of Class 8 heavy-duty trucks are generally expected to decline in 2017; however, the rate of decline is moderating based upon the latest available data from ACT. We have recently seen stabilization in the values of used trucks, generally indicating improved conditions in the marketplace. The service and parts business of our PTG commercial truck dealerships, which represents approximately 77% of our retail commercial truck dealership gross profit, is expected to remain strong, as end users retain existing equipment longer than previously anticipated.

Commercial Vehicle Distribution. Our PCV Australia distribution business and the on-highway portion of our PPS business each operate principally in the Australian and New Zealand heavy and medium duty truck markets. For the six months ended June 30, 2017, the Australian heavy-duty truck market reported sales of 5,130 units, representing an increase of 13.8% from the same period in 2016. For the six months ended June 30, 2017, the New Zealand market reported sales of 1,575 units, representing an increase of 21.2% from the same period in 2016. The brands we represent in Australia hold a 9.5% market share in the Australian heavy-duty truck market, and a 4.6% market share in New Zealand. The Australian heavy-duty commercial vehicle market has lagged behind historical sales levels in recent years partly due to difficult macroeconomic conditions and the relative weak price of commodities in these markets. However, we have noted recent improvements in the heavy-duty truck market and overall market conditions, as well as a moderate strengthening of the Australian Dollar. While we believe the overall market will remain challenging, we expect to see continued market improvements. We expect the parts distribution portion of this business will continue to be resilient due to the delayed vehicle replacement cycle resulting from the recent difficult macroeconomic conditions. We also expect continued new order growth from the off-highway engine distribution business.

Penske Truck Leasing. We expect PTL to benefit from continued strong demand for its full-service truck leasing, contract maintenance, and logistics services resulting from continued positive economic conditions in the United States and customers’ desire to increase efficiency and lower costs by outsourcing non-core responsibilities such as fleet ownership. As a global logistics services provider, we also expect PTL to experience increased demand for its logistics supply chain solutions based primarily on optimizing the use of drivers, trucks, warehouses, and other services within the supply chain. In 2016, freight demand did not match projected levels and a decade-high sales year for Class 8 trucks in 2015 led to excess capacity in the market and a reduction in utilization rates. As a result, fleets right-sized their capacity to meet freight demand in the marketplace and new and used truck sales were impacted, resulting in a decline in the North American Class 8 new and used heavy-duty truck market. However, beginning in 2017, we have seen improved conditions within PTL’s commercial truck rental business, an increase in the utilization rate of its fleet, and stabilization of used truck prices, which indicate the supply and demand balance may be improving.

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

Aggregate revenue and gross profit increased $129.3 million and $46.0 million, or 2.5% and 6.0%, respectively, during the three months ended June 30, 2017 and increased $385.8 million and $96.5 million, or 3.8% and 6.5%, respectively, during the six months ended June 30, 2017, compared to the same periods in 2016. The increases are largely attributable to increases in new and used vehicle, finance and insurance, and service and parts revenue and gross profit from net dealership acquisitions.

Additionally, as exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to weaken against the U.S. Dollar, our U.K. results of operations would translate into less U.S. Dollar reported results. The British Pound weakened against the U.S. Dollar during the three and six months ended June 30, 2017, compared to the same periods in 2016, which negatively impacted our reported results of operations. On June 23, 2016, the United Kingdom held a referendum in which a majority voted to exit the European Union (“Brexit vote”). The British Pound has weakened since the Brexit vote, with an average exchange rate of British Pounds to U.S. Dollars of 1.28 and 1.26 for the three and six months ended June 30, 2017, respectively, compared to 1.43 for the same periods in 2016, a decrease of 10.8% and 12.1%, respectively. Foreign currency average rate reductions decreased revenue and gross profit by $216.3 million and $28.5 million, respectively, for the three months ended June 30, 2017, and by $472.4 million and $61.5 million, respectively, for the six months ended June 30, 2017. Foreign currency average rate reductions also reduced earnings per share from continuing operations by approximately $0.04 and $0.13 per share for the three and six months ended June 30, 2017, respectively. Excluding the impact of foreign currency average rate reductions, revenue and gross profit increased 6.6% and 9.7%, respectively, for the three months ended June 30, 2017, and increased 8.5% and 10.6%, respectively, for the six months ended June 30, 2017.

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

Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories that is secured by those vehicles. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing, and includes interest relating to our retail commercial truck dealership and commercial vehicle distribution operations. The cost of our variable rate indebtedness is based on the prime rate, defined London Interbank Offered Rate (“LIBOR”), the Bank of England Base Rate, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, or the Australian or New Zealand Bank Bill Swap Rate (“BBSW”).

Equity in earnings of affiliates represents our share of the earnings from our investments in joint ventures and other non-consolidated investments, including PTL.

The results of our commercial vehicle distribution business in Australia and New Zealand are principally driven by the number and types of products and vehicles ordered by our customers.

The future success of our business is dependent upon, among other things, general economic and industry conditions; our ability to consummate and integrate acquisitions; the level of vehicle sales in the markets where we operate; our ability to increase sales of higher margin products, especially service and parts services; our ability to realize returns on our significant capital investment in new and upgraded dealership facilities; the success of our distribution of commercial vehicles, engines, and power systems; and the return realized from our investments in various joint ventures and other non-consolidated investments. See “Forward-Looking Statements” below.

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

Revenue Recognition

Dealership Vehicle, Parts and Service Sales. We record revenue when vehicles are delivered and title and risks of ownership have passed to the customer, when vehicle service or repair work is completed, and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenue). During the six months ended June 30, 2017 and 2016, we earned $323.6 million and $312.3 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $314.4 million and $304.6 million, respectively, were recorded as a reduction of cost of sales. The remaining $9.2 million and $7.7 million, respectively, were recorded as a reduction of selling, general and administrative expenses.

Dealership Finance and Insurance Sales. Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $24.5 million and $23.5 million as of June 30, 2017 and December 31, 2016, respectively.

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

Investments

We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $921.5 million and $893.4 million as of June 30, 2017 and December 31, 2016, respectively, including $848.8 million and $823.8 million relating to PTL as of June 30, 2017 and December 31, 2016, respectively. In July 2016, we increased our ownership interest in PTL from 9.0% to 23.4% as a result of our acquisition of an additional 14.4% ownership interest, as discussed previously.

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

Self-Insurance

We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, vehicle physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $31.0 million and $28.3 million as of June 30, 2017 and December 31, 2016, respectively.

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

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Retail Automotive Dealership New Vehicle Data

(In millions, except unit and per unit amounts)

			2017 vs. 2016
New Vehicle Data	2017	2016	Change	% Change
New retail unit sales	63,919	62,170	1,749	2.8%
Same-store new retail unit sales	59,983	62,096	(2,113)	(3.4)%
New retail sales revenue	$2,401.7	$2,461.0	$(59.3)	(2.4)%
Same-store new retail sales revenue	$2,245.2	$2,458.0	$(212.8)	(8.7)%
New retail sales revenue per unit	$37,575	$39,586	$(2,011)	(5.1)%
Same-store new retail sales revenue per unit	$37,431	$39,584	$(2,153)	(5.4)%
Gross profit — new	$190.3	$193.1	$(2.8)	(1.5)%
Same-store gross profit — new	$177.3	$192.9	$(15.6)	(8.1)%
Average gross profit per new vehicle retailed	$2,977	$3,106	$(129)	(4.2)%
Same-store average gross profit per new vehicle retailed	$2,956	$3,106	$(150)	(4.8)%
Gross margin % — new	7.9%	7.8%	0.1%	1.3%
Same-store gross margin % — new	7.9%	7.8%	0.1%	1.3%

Units

Retail unit sales of new vehicles increased from 2016 to 2017 due to a 3,862 unit increase from net dealership acquisitions, offset by a 2,113 unit, or 3.4%, decrease in same-store new retail unit sales. New units increased 10.9% internationally and decreased 1.8% in the U.S. The increase internationally is primarily due to acquisitions, partially offset by a decline in same-store new retail unit sales of 2.2%. The decrease in the U.S. is primarily due to a decline in premium brand sales.

Revenues

New vehicle retail sales revenue decreased from 2016 to 2017 due to a $212.8 million, or 8.7%, decrease in same-store revenues, offset by a $153.5 million increase from net dealership acquisitions. Excluding $83.3 million of negative foreign currency fluctuations, same-store new retail revenue decreased 5.3%. The same-store revenue decrease is due to a $2,153 per unit decrease in comparative average selling prices (including a $1,389 per unit decrease attributable to negative foreign currency fluctuations), which decreased revenue by $129.1 million, coupled with a decrease in same-store unit sales, which decreased revenue by $83.7 million.

Gross Profit

Retail gross profit from new vehicle sales decreased from 2016 to 2017 due to a $15.6 million, or 8.1%, decrease in same-store gross profit, offset by a $12.8 million increase from net dealership acquisitions. Excluding $7.4 million of negative foreign currency fluctuations, same-store gross profit decreased 4.3%. The decrease in same-store gross profit is due to a $150 per unit decrease in the average gross profit per new vehicle retailed (including a $123 per unit decrease attributable to negative foreign currency fluctuations), which decreased gross profit by $9.0 million, coupled with  a decrease in same-store new retail unit sales, which decreased gross profit by $6.6 million.

Retail Automotive Dealership Used Vehicle Data

(In millions, except unit and per unit amounts)

			2017 vs. 2016
Used Vehicle Data	2017	2016	Change	% Change
Used retail unit sales	66,208	52,936	13,272	25.1%
Same-store used retail unit sales	52,813	52,888	(75)	(0.1)%
Used retail sales revenue	$1,640.1	$1,478.8	$161.3	10.9%
Same-store used retail sales revenue	$1,428.2	$1,477.7	$(49.5)	(3.3)%
Used retail sales revenue per unit	$24,772	$27,936	$(3,164)	(11.3)%
Same-store used retail sales revenue per unit	$27,043	$27,940	$(897)	(3.2)%
Gross profit — used	$93.8	$89.8	$4.0	4.5%
Same-store gross profit — used	$77.9	$89.8	$(11.9)	(13.3)%
Average gross profit per used vehicle retailed	$1,416	$1,697	$(281)	(16.6)%
Same-store average gross profit per used vehicle retailed	$1,475	$1,697	$(222)	(13.1)%
Gross margin % — used	5.7%	6.1%	(0.4)%	(6.6)%
Same-store gross margin % — used	5.5%	6.1%	(0.6)%	(9.8)%

Units

Retail unit sales of used vehicles increased from 2016 to 2017 due to a 13,347 unit increase from net dealership acquisitions, offset by a 75 unit, or 0.1%, decrease in same-store used retail unit sales. Used units increased 38.9% internationally and increased 14.7% in the U.S. These increases are primarily due to our 2017 acquisitions of the stand-alone used vehicle dealerships in the U.S. and the U.K., CarSense and CarShop, respectively. Same-store units decreased 1.1% internationally and increased 0.6% in the U.S.

Revenues

Used vehicle retail sales revenue increased from 2016 to 2017 due to a $210.8 million increase from net dealership acquisitions, offset by a $49.5 million, or 3.3%, decrease in same-store revenues. Excluding $76.5 million of negative foreign currency fluctuations, same-store used retail revenue increased 1.8%. The same-store revenue decrease is primarily due to an $897 per unit decrease in comparative average selling prices (including a $1,447 per unit decrease attributable to negative foreign currency fluctuations), which decreased revenue by $47.4 million, coupled with a decrease in same-store used retail unit sales, which decreased revenue by $2.1 million.

Gross Profit

Retail gross profit from used vehicle sales increased from 2016 to 2017 due to a $15.9 million increase from net dealership acquisitions, offset by an $11.9 million, or 13.3%, decrease in same-store gross profit. Excluding $3.6 million of negative foreign currency fluctuations, same-store gross profit decreased 9.2%. The decrease in same-store gross profit is due to a $222 per unit decrease in average gross profit per used vehicle retailed (including a $68 per unit decrease attributable to negative foreign currency fluctuations), which decreased gross profit by $11.7 million, coupled with a decrease in same-store used retail unit sales, which decreased gross profit by $0.2 million.

Retail Automotive Dealership Finance and Insurance Data

(In millions, except unit and per unit amounts)

			2017 vs. 2016
Finance and Insurance Data	2017	2016	Change	% Change
Total retail unit sales	130,127	115,106	15,021	13.0%
Total same-store retail unit sales	112,796	114,984	(2,188)	(1.9)%
Finance and insurance revenue	$147.2	$125.7	$21.5	17.1%
Same-store finance and insurance revenue	$129.7	$125.6	$4.1	3.3%
Finance and insurance revenue per unit	$1,131	$1,092	$39	3.6%
Same-store finance and insurance revenue per unit	$1,150	$1,092	$58	5.3%

Finance and insurance revenue increased from 2016 to 2017 due to a $17.4 million increase from net dealership acquisitions, coupled with a $4.1 million, or 3.3%, increase in same-store revenues. Excluding $5.4 million of negative foreign currency fluctuations, same-store finance and insurance revenue increased 7.6%. The same-store revenue increase is due a $58 per unit increase in finance and insurance revenue per unit (offset by a $48 per unit decrease attributable to negative foreign currency fluctuations), which increased revenue by $6.5 million, offset by a decrease in same-store retail unit sales, which decreased revenue by $2.4 million. We believe the increase in same-store finance and insurance revenue per unit, particularly in the U.S., is primarily due to our efforts to increase finance and insurance revenue, which include adding resources to target underperforming locations, product penetration, and changes to product portfolios.

Retail Automotive Dealership Service and Parts Data

(In millions)

			2017 vs. 2016
Service and Parts Data	2017	2016	Change	% Change
Service and parts revenue	$520.3	$496.2	$24.1	4.9%
Same-store service and parts revenue	$496.2	$495.2	$1.0	0.2%
Gross profit — service and parts	$309.7	$288.7	$21.0	7.3%
Same-store service and parts gross profit	$293.4	$288.2	$5.2	1.8%
Gross margin % — service and parts	59.5%	58.2%	1.3%	2.2%
Same-store service and parts gross margin %	59.1%	58.2%	0.9%	1.5%

Revenues

Service and parts revenue increased from 2016 to 2017, with an increase of 2.0% internationally and 6.2% in the U.S. The overall increase in service and parts revenue is due to a $23.1 million increase from net dealership acquisitions, coupled with a $1.0 million, or 0.2%, increase in same-store revenues during the period. Excluding $14.9 million of negative foreign currency fluctuations, same-store service and parts revenue increased 3.2%. The increase in same-store revenue is due to a $12.7 million, or 11.2%, increase in warranty revenue, offset by an $11.2 million, or 3.3%, decrease in customer pay revenue, and a $0.5 million, or 1.3%, decrease in vehicle preparation and body shop revenue.

Gross Profit

Service and parts gross profit increased from 2016 to 2017 due to a $15.8 million increase from net dealership acquisitions, coupled with a $5.2 million, or 1.8%, increase in same-store gross profit during the period. Excluding $9.0 million of negative foreign currency fluctuations, same-store gross profit increased 4.9%. The same-store gross profit increase is due to a 0.9% increase in gross margin, which increased gross profit by $4.6 million, coupled with the increase in same-store revenues, which increased gross profit by $0.6 million. The same-store gross profit increase is due to a $9.0 million, or 15.7%, increase in warranty gross profit, a $0.3 million, or 0.4%, increase in vehicle preparation and body shop gross profit, offset by a $4.1 million, or 2.5%, decrease in customer pay gross profit.

Retail Commercial Truck Dealership Data

(In millions, except unit and per unit amounts)

Premier Truck Group generated $228.5 million of revenue during the three months ended June 30, 2017 compared to $309.5 million of revenue during the three months ended June 30, 2016, a decrease of 26.2%. Premier Truck Group generated $40.0 million of gross profit during the three months ended June 30, 2017 compared to $38.3 million of gross profit during the three months ended June 30, 2016, an increase of 4.4%.

			2017 vs. 2016
New Commercial Truck Data	2017	2016	Change	% Change
New retail unit sales	1,174	1,949	(775)	(39.8)%
Same-store new retail unit sales	941	1,673	(732)	(43.8)%
New retail sales revenue	$116.5	$212.0	$(95.5)	(45.0)%
Same-store new retail sales revenue	$94.8	$180.0	$(85.2)	(47.3)%
New retail sales revenue per unit	$99,225	$108,764	$(9,539)	(8.8)%
Same-store new retail sales revenue per unit	$100,789	$107,613	$(6,824)	(6.3)%
Gross profit — new	$5.0	$7.6	$(2.6)	(34.2)%
Same-store gross profit — new	$4.1	$6.5	$(2.4)	(36.9)%
Average gross profit per new truck retailed	$4,300	$3,904	$396	10.1%
Same-store average gross profit per new truck retailed	$4,391	$3,897	$494	12.7%
Gross margin % — new	4.3%	3.6%	0.7%	19.4%
Same-store gross margin % — new	4.3%	3.6%	0.7%	19.4%

Units

Retail unit sales of new trucks decreased from 2016 to 2017 due to a 732 unit decrease in same-store retail unit sales, coupled with a 43 unit decrease from net dealership acquisitions. Same-store new truck units decreased 43.8% from 2016 to 2017, primarily due to the year over year decline in North American Class 8 heavy-duty truck sales and timing of deliveries expected in the second half of 2017. Although the North American Class 8 heavy-duty truck market declined 7.4% during the three months ended June 30, 2017, with recent improvements in market conditions, we expect to see stronger new truck sales throughout the remainder of the year.

Revenues

New commercial truck retail sales revenue decreased from 2016 to 2017 due to an $85.2 million decrease in same-store revenues, coupled with a $10.3 million decrease from net dealership acquisitions. The same-store revenue decrease is due to the decrease in same-store new retail unit sales, which decreased revenue by $78.8 million, coupled with a $6,824 per unit decrease in comparative average selling prices, which decreased revenue by $6.4 million.

Gross Profit

New commercial truck retail gross profit decreased from 2016 to 2017 due to a $2.4 million decrease in same-store gross profit, coupled with a $0.2 million decrease from net dealership acquisitions. The decrease in same-store gross profit is due to the decrease in same-store new retail unit sales, which decreased gross profit by $2.9 million, offset by a $494 per unit increase in average gross profit per new truck retailed, which increased gross profit by $0.5 million.

			2017 vs. 2016
Used Commercial Truck Data	2017	2016	Change	% Change
Used retail unit sales	385	274	111	40.5%
Same-store used retail unit sales	347	266	81	30.5%
Used retail sales revenue	$23.2	$13.8	$9.4	68.1%
Same-store used retail sales revenue	$21.3	$13.4	$7.9	59.0%
Used retail sales revenue per unit	$60,139	$50,247	$9,892	19.7%
Same-store used retail sales revenue per unit	$61,407	$50,378	$11,029	21.9%
Gross profit — used	$2.5	$(0.6)	$3.1	516.7%
Same-store gross profit — used	$2.4	$(0.6)	$3.0	500.0%
Average gross profit per used truck retailed	$6,503	$(2,096)	$8,599	410.3%
Same-store average gross profit per used truck retailed	$6,935	$(2,264)	$9,199	406.3%
Gross margin % — used	10.8%	(4.3)%	15.1%	351.2%
Same-store gross margin % — used	11.3%	(4.5)%	15.8%	351.1%

Units

Retail unit sales of used trucks increased from 2016 to 2017 due to an 81 unit increase in same-store retail unit sales, coupled with a 30 unit increase from net dealership acquisitions. The overall increase from 2016 to 2017 is primarily due to a more stable used truck pricing environment due in part to a reduction in excess capacity in the market and our ability to proactively manage our used truck inventory through the purchase and sale of more desirable trucks.

Revenues

Used commercial truck retail sales revenue increased from 2016 to 2017 due to a $7.9 million increase in same-store revenues, coupled with a $1.5 million increase from net dealership acquisitions. The same-store revenue increase is due to the increase in same-store used retail unit sales, which increased revenue by $5.0 million, coupled with an $11,029 per unit increase in comparative average selling prices, which increased revenue by $2.9 million.

Gross Profit

Used commercial truck retail gross profit increased from 2016 to 2017 due to a $3.0 million increase in same-store gross profit, coupled with a $0.1 million increase from net dealership acquisitions. The increase in same-store gross profit is due to a $9,199 per unit increase in average gross profit per used truck retailed, which increased gross profit by $2.4 million, coupled with the increase in same-store used retail unit sales, which increased gross profit by $0.6 million.

			2017 vs. 2016
Service and Parts Data	2017	2016	Change	% Change
Service and parts revenue	$83.3	$79.3	$4.0	5.0%
Same-store service and parts revenue	$72.5	$71.1	$1.4	2.0%
Gross profit — service and parts	$30.3	$29.3	$1.0	3.4%
Same-store service and parts gross profit	$26.8	$26.5	$0.3	1.1%
Gross margin % — service and parts	36.4%	36.9%	(0.5)%	(1.4)%
Same-store service and parts gross margin %	37.0%	37.3%	(0.3)%	(0.8)%

Revenues

Service and parts revenue increased from 2016 to 2017 due to a $2.6 million increase from net dealership acquisitions, coupled with a $1.4 million increase in same-store revenues. Customer pay work represents approximately 86% of PTG’s service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The increase in same-store revenue is due to a $2.4 million, or 4.1%, increase in customer pay revenue, offset by a $0.5 million, or 5.7%, decrease in warranty revenue, and a $0.5 million, or 15.6%, decrease in body shop revenue.

Gross Profit

Service and parts gross profit increased from 2016 to 2017 due to a $0.7 million increase from net dealership acquisitions, coupled with a $0.3 million increase in same-store gross profit. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $0.5 million, offset by a 0.3% decrease in gross margin, which decreased gross profit by $0.2 million. The same-store gross profit increase is due to a $1.3 million, or 7.0%, increase in customer pay gross profit, offset by a $0.6 million, or 17.6%, decrease in body shop gross profit, and a $0.4 million, or 9.1%, decrease in warranty gross profit.

Commercial Vehicle Distribution Data

(In millions, except unit amounts)

Our commercial vehicle distribution business is comprised of our Penske Commercial Vehicles Australia business and our Penske Power Systems business. These businesses generated $113.0 million of revenue during the three months ended June 30, 2017 compared to $102.9 million of revenue during the three months ended June 30, 2016, an increase of 9.8%. Excluding $1.2 million of favorable foreign currency fluctuations, revenues increased 8.6%. These businesses generated $31.2 million of gross profit during the three months ended June 30, 2017 compared to $29.8 million of gross profit during the three months ended June 30, 2016, an increase of 4.7%. Excluding $0.4 million of favorable foreign currency fluctuations, gross profit increased 3.4%.

			2017 vs. 2016
Penske Commercial Vehicles Australia Data	2017	2016	Change	% Change
Vehicle and parts unit sales	353	238	115	48.3%
Sales revenue	$57.8	$50.6	$7.2	14.2%
Gross profit	$11.2	$8.9	$2.3	25.8%

The increase in revenue and gross profit of PCV Australia from 2016 to 2017 is primarily attributable to an overall improvement in market conditions, the recent strengthening of the Australian Dollar versus the U.S. Dollar and British Pound, including the pricing impact on the products purchased by PCV Australia from these countries, as well as due to new business gained in military truck supply and service.

			2017 vs. 2016
Penske Power Systems Data	2017	2016	Change	% Change
Sales revenue	$55.2	$52.3	$2.9	5.5%
Gross profit	$20.0	$20.9	$(0.9)	(4.3)%

The increase in revenue of PPS from 2016 to 2017 is primarily attributable to continued new order growth when compared to the same period last year, as well as the addition of Western Star and MAN franchises at selected branches, being appointed the sole franchisee for PCV Australia in several key markets, and improving economic conditions. The decrease in gross profit is partially due to timing of completion of higher margin services throughout the year.

Selling, General and Administrative Data

(In millions)

			2017 vs. 2016
Selling, General and Administrative Data	2017	2016	Change	% Change
Personnel expense	$361.9	$335.4	$26.5	7.9%
Advertising expense	$30.1	$26.4	$3.7	14.0%
Rent & related expense	$79.2	$73.7	$5.5	7.5%
Other expense	$150.8	$147.2	$3.6	2.4%
Total SG&A expenses	$622.0	$582.7	$39.3	6.7%
Same-store SG&A expenses	$570.8	$577.7	$(6.9)	(1.2)%

Personnel expense as % of gross profit	44.3%	43.5%	0.8%	1.8%
Advertising expense as % of gross profit	3.7%	3.4%	0.3%	8.8%
Rent & related expense as % of gross profit	9.7%	9.5%	0.2%	2.1%
Other expense as % of gross profit	18.4%	19.1%	(0.7)%	(3.7)%
Total SG&A expenses as % of gross profit	76.1%	75.5%	0.6%	0.8%
Same-store SG&A expenses as % of same-store gross profit	76.2%	75.5%	0.7%	0.9%

Selling, general and administrative expenses (“SG&A”) increased from 2016 to 2017 due to a $46.2 million increase from net acquisitions, offset by a $6.9 million, or 1.2%, decrease in same-store SG&A. Excluding the $20.0 million reduction related to foreign currency fluctuations, same-store SG&A increased 2.3%. The increase in SG&A is primarily due to an increase in variable personnel expenses as a result of the 6.0% increase in gross profit compared to the prior year. SG&A as a percentage of gross profit was 76.1%, an increase of 60 basis points compared to 75.5% in the prior year. SG&A expenses as a percentage of total revenue was 11.6% and 11.1% in the three months ended June 30, 2017 and 2016, respectively.

Depreciation

(In millions)

			2017 vs. 2016
	2017	2016	Change	% Change
Depreciation	$23.3	$24.5	$(1.2)	(4.9)%

Depreciation decreased from 2016 to 2017 due to a $2.3 million, or 9.4%, decrease in same-store depreciation, offset by a $1.1 million increase from net acquisitions.  The same-store decrease is primarily related to additional depreciation recorded on certain assets that were disposed of in 2016.

Floor Plan Interest Expense

(In millions)

			2017 vs. 2016
	2017	2016	Change	% Change
Floor plan interest expense	$15.5	$13.1	$2.4	18.3%

Floor plan interest expense increased from 2016 to 2017 due to a $1.8 million, or 14.0%, increase in same-store floor plan interest expense, coupled with a $0.6 million increase from net dealership acquisitions. The overall increase is primarily due to increases in the amounts outstanding under floor plan arrangements, due in part to increased levels of inventory, and higher applicable rates.

Other Interest Expense

(In millions)

			2017 vs. 2016
	2017	2016	Change	% Change
Other interest expense	$26.4	$19.5	$6.9	35.4%

Other interest expense increased from 2016 to 2017 primarily due to the issuance of our $500.0 million 5.50% senior subordinated notes in May 2016, as well as an increase in outstanding revolver borrowings under the U.S. and U.K. credit agreements and our Australia working capital loan agreement, as well as an increase in applicable rates.

Equity in Earnings of Affiliates

(In millions)

			2017 vs. 2016
	2017	2016	Change	% Change
Equity in earnings of affiliates	$26.8	$12.0	$14.8	123.3%

Equity in earnings of affiliates increased from 2016 to 2017 primarily due to an increase in our investment in PTL from 9.0% to 23.4% in July 2016. Equity in earnings of affiliates from PTL increased by $15.6 million from 2016 to 2017. This increase was partially offset by a decrease in earnings from our other non-automotive joint ventures.

Income Taxes

(In millions)

			2017 vs. 2016
	2017	2016	Change	% Change
Income taxes	$50.2	$47.3	$2.9	6.1%

Income taxes increased from 2016 to 2017 due to a $13.4 million increase in our pretax income offset by a decrease in our effective tax rate compared to the prior year.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Retail Automotive Dealership New Vehicle Data

(In millions, except unit and per unit amounts)

			2017 vs. 2016
New Vehicle Data	2017	2016	Change	% Change
New retail unit sales	126,107	120,923	5,184	4.3%
Same-store new retail unit sales	118,486	120,216	(1,730)	(1.4)%
New retail sales revenue	$4,709.1	$4,729.2	$(20.1)	(0.4)%
Same-store new retail sales revenue	$4,423.0	$4,698.5	$(275.5)	(5.9)%
New retail sales revenue per unit	$37,342	$39,110	$(1,768)	(4.5)%
Same-store new retail sales revenue per unit	$37,329	$39,084	$(1,755)	(4.5)%
Gross profit — new	$367.4	$368.6	$(1.2)	(0.3)%
Same-store gross profit — new	$342.1	$366.2	$(24.1)	(6.6)%
Average gross profit per new vehicle retailed	$2,913	$3,049	$(136)	(4.5)%
Same-store average gross profit per new vehicle retailed	$2,887	$3,046	$(159)	(5.2)%
Gross margin % — new	7.8%	7.8%	—%	—%
Same-store gross margin % — new	7.7%	7.8%	(0.1)%	(1.3)%

Units

Retail unit sales of new vehicles increased from 2016 to 2017 due to a 6,914 unit increase from net dealership acquisitions, offset by a 1,730 unit, or 1.4%, decrease in same-store new retail unit sales. New units increased 15.0% internationally and decreased 2.5% in the U.S. Same-store units increased 3.2% internationally primarily due to acquisitions and the strength of our premium brands, particularly in the U.K., and decreased 4.4% in the U.S., primarily due to a decline in premium and domestic brands.

Revenues

New vehicle retail sales revenue decreased from 2016 to 2017 due to a $275.5 million, or 5.9%, decrease in same-store revenues, offset by a $255.4 million increase from net dealership acquisitions. Excluding $213.2 million of negative foreign currency fluctuations, same-store new retail revenue decreased 1.3%. The same-store revenue decrease is due to a $1,755 per unit decrease in comparative average selling prices (including a $1,799 per unit decrease attributable to negative foreign currency fluctuations), which decreased revenue by $207.9 million, coupled with a decrease in same-store new retail unit sales, which decreased revenue by $67.6 million.

Gross Profit

Retail gross profit from new vehicle sales decreased from 2016 to 2017 due to a $24.1 million, or 6.6%, decrease in same-store gross profit, offset by a $22.9 million increase from net dealership acquisitions. Excluding $17.6 million of negative foreign currency fluctuations, same-store gross profit decreased 1.8%. The decrease in same-store gross profit is due to a $159 per unit decrease in the average gross profit per new vehicle retailed (including a $149 per unit decrease attributable to negative foreign currency fluctuations), which decreased gross profit by $18.8 million, coupled with a decrease in same-store new retail unit sales, which decreased gross profit by $5.3 million.

Retail Automotive Dealership Used Vehicle Data

(In millions, except unit and per unit amounts)

			2017 vs. 2016
Used Vehicle Data	2017	2016	Change	% Change
Used retail unit sales	128,492	105,677	22,815	21.6%
Same-store used retail unit sales	104,289	105,149	(860)	(0.8)%
Used retail sales revenue	$3,181.1	$2,891.2	$289.9	10.0%
Same-store used retail sales revenue	$2,784.7	$2,874.8	$(90.1)	(3.1)%
Used retail sales revenue per unit	$24,757	$27,359	$(2,602)	(9.5)%
Same-store used retail sales revenue per unit	$26,702	$27,340	$(638)	(2.3)%
Gross profit — used	$187.9	$174.1	$13.8	7.9%
Same-store gross profit — used	$157.6	$173.1	$(15.5)	(9.0)%
Average gross profit per used vehicle retailed	$1,463	$1,647	$(184)	(11.2)%
Same-store average gross profit per used vehicle retailed	$1,511	$1,646	$(135)	(8.2)%
Gross margin % — used	5.9%	6.0%	(0.1)%	(1.7)%
Same-store gross margin % — used	5.7%	6.0%	(0.3)%	(5.0)%

Units

Retail unit sales of used vehicles increased from 2016 to 2017 due to a 23,675 unit increase from net dealership acquisitions, offset by an 860 unit, or 0.8%, decrease in same-store used retail unit sales. Used units increased 35.6% internationally and increased 11.3% in the U.S. These increases are primarily due to our 2017 acquisitions of the stand-alone used vehicle dealerships in the U.S. and the U.K., CarSense and CarShop, respectively. Same-store units decreased 0.4% internationally and decreased 1.1% in the U.S.

Revenues

Used vehicle retail sales revenue increased from 2016 to 2017 due to a $380.0 million increase from net dealership acquisitions, offset by a $90.1 million, or 3.1%, decrease in same-store revenues. Excluding $171.8 million of negative foreign currency fluctuations, same-store used retail revenue increased 2.8%. The same-store revenue decrease is primarily due to a $638 per unit decrease in comparative average selling prices (including a $1,647 per unit decrease attributable to negative foreign currency fluctuations), which decreased revenue by $66.6 million, coupled with a decrease in same-store used retail unit sales, which decreased revenue by $23.5 million.

Gross Profit

Retail gross profit from used vehicle sales increased from 2016 to 2017 due to a $29.3 million increase from net dealership acquisitions, offset by a $15.5 million, or 9.0%, decrease in same-store gross profit. Excluding $8.6 million of negative foreign currency fluctuations, same-store gross profit decreased 4.0%. The decrease in same-store gross profit is due to a $135 per unit decrease in average gross profit per used vehicle retailed (including an $82 per unit decrease attributable to negative foreign currency fluctuations), which decreased gross profit by $14.1 million, coupled with a decrease in same-store used retail unit sales, which decreased gross profit by $1.4 million.

Retail Automotive Dealership Finance and Insurance Data

(In millions, except unit and per unit amounts)

			2017 vs. 2016
Finance and Insurance Data	2017	2016	Change	% Change
Total retail unit sales	254,599	226,600	27,999	12.4%
Total same-store retail unit sales	222,775	225,365	(2,590)	(1.1)%
Finance and insurance revenue	$284.6	$244.1	$40.5	16.6%
Same-store finance and insurance revenue	$253.0	$242.8	$10.2	4.2%
Finance and insurance revenue per unit	$1,118	$1,077	$41	3.8%
Same-store finance and insurance revenue per unit	$1,136	$1,078	$58	5.4%

Finance and insurance revenue increased from 2016 to 2017 due to a $30.3 million increase from net dealership acquisitions, coupled with a $10.2 million, or 4.2%, increase in same-store revenues. Excluding $12.9 million of negative foreign currency fluctuations, same-store finance and insurance revenue increased 9.5%. The same-store revenue increase is due to a $58 per unit increase in comparative average selling prices (offset by a $57 per unit decrease attributable to negative foreign currency fluctuations), which increased revenue by $12.9 million, offset by the decrease in same-store retail unit sales, which decreased revenue by $2.7 million. We believe the increase in same-store finance and insurance revenue per unit, particularly in the U.S., is primarily due to our efforts to increase finance and insurance revenue, which include adding resources to target underperforming locations, product penetration, and changes to product portfolios.

Retail Automotive Dealership Service and Parts Data

(In millions)

			2017 vs. 2016
Service and Parts Data	2017	2016	Change	% Change
Service and parts revenue	$1,019.2	$974.3	$44.9	4.6%
Same-store service and parts revenue	$974.5	$969.9	$4.6	0.5%
Gross profit — service and parts	$603.4	$570.1	$33.3	5.8%
Same-store service and parts gross profit	$574.4	$567.8	$6.6	1.2%
Gross margin % — service and parts	59.2%	58.5%	0.7%	1.2%
Same-store service and parts gross margin %	58.9%	58.5%	0.4%	0.7%

Revenues

Service and parts revenue increased from 2016 to 2017, with an increase of 3.4% internationally and 5.2% in the U.S. The overall increase in service and parts revenue is due to a $40.3 million increase from net dealership acquisitions, coupled with a $4.6 million, or 0.5%, increase in same-store revenues during the period. Excluding $34.1 million of negative foreign currency fluctuations, same-store service and parts revenue increased 4.0%. The increase in same-store revenue is due to a $23.2 million, or 10.4%, increase in warranty revenue, offset by a $17.7 million, or 2.6%, decrease in customer pay revenue, and a $0.9 million, or 1.2%, decrease in vehicle preparation and body shop revenue.

Gross Profit

Service and parts gross profit increased from 2016 to 2017 due to a $26.7 million increase from net dealership acquisitions, coupled with a $6.6 million, or 1.2%, increase in same-store gross profit during the period. Excluding $20.7 million of negative foreign currency fluctuations, same-store gross profit increased 4.8%. The same-store gross profit increase is due to a 0.4% increase in gross margin, which increased gross profit by $3.9 million, coupled with the increase in same-store revenues, which increased gross profit by $2.7 million. The same-store gross profit increase is due to a $16.1 million, or 14.1%, increase in warranty gross profit, a $0.8 million, or 0.6%, increase in vehicle preparation and body shop gross profit, offset by a $10.3 million, or 3.2%, decrease in customer pay gross profit.

Retail Commercial Truck Dealership Data

(In millions, except unit and per unit amounts)

Premier Truck Group generated $440.2 million of revenue during the six months ended June 30, 2017 compared to $516.2 million of revenue during the six months ended June 30, 2016, a decrease of 14.7%. Premier Truck Group generated $76.4 million of gross profit during the six months ended June 30, 2017 compared to $71.5 million of gross profit during the six months ended June 30, 2016, an increase of 6.9%.

			2017 vs. 2016
New Commercial Truck Data	2017	2016	Change	% Change
New retail unit sales	2,300	3,109	(809)	(26.0)%
Same-store new retail unit sales	1,900	2,833	(933)	(32.9)%
New retail sales revenue	$227.2	$328.7	$(101.5)	(30.9)%
Same-store new retail sales revenue	$187.3	$296.8	$(109.5)	(36.9)%
New retail sales revenue per unit	$98,758	$105,725	$(6,967)	(6.6)%
Same-store new retail sales revenue per unit	$98,605	$104,749	$(6,144)	(5.9)%
Gross profit — new	$9.5	$12.5	$(3.0)	(24.0)%
Same-store gross profit — new	$8.2	$11.4	$(3.2)	(28.1)%
Average gross profit per new truck retailed	$4,144	$4,015	$129	3.2%
Same-store average gross profit per new truck retailed	$4,335	$4,021	$314	7.8%
Gross margin % — new	4.2%	3.8%	0.4%	10.5%
Same-store gross margin % — new	4.4%	3.8%	0.6%	15.8%

Units

Retail unit sales of new trucks decreased from 2016 to 2017 due to a 933 unit decrease in same-store retail unit sales, offset by a 124 unit increase from net dealership acquisitions. Same-store new truck units decreased 32.9% from 2016 to 2017, primarily due to the year over year decline in North American Class 8 heavy-duty truck sales and timing of deliveries expected in the second half of 2017. Although the North American Class 8 heavy-duty truck market declined 15.6% during the six months ended June 30, 2017, with recent improvements in market conditions, we expect to see stronger new truck sales throughout the remainder of the year.

Revenues

New commercial truck retail sales revenue decreased from 2016 to 2017 due to a $109.5 million decrease in same-store revenues, offset by an $8.0 million increase from net dealership acquisitions. The same-store revenue decrease is due to the decrease in same-store new retail unit sales, which decreased revenue by $97.8 million, coupled with a $6,144 per unit decrease in comparative average selling prices, which decreased revenue by $11.7 million.

Gross Profit

New commercial truck retail gross profit decreased from 2016 to 2017 due to a $3.2 million decrease in same-store gross profit, offset by a $0.2 million increase from net dealership acquisitions. The decrease in same-store gross profit is due to the decrease in same-store new retail unit sales, which decreased gross profit by $3.8 million, offset by a $314 per unit increase in average gross profit per new truck retailed, which increased gross profit by $0.6 million.

			2017 vs. 2016
Used Commercial Truck Data	2017	2016	Change	% Change
Used retail unit sales	766	545	221	40.6%
Same-store used retail unit sales	667	537	130	24.2%
Used retail sales revenue	$42.2	$27.3	$14.9	54.6%
Same-store used retail sales revenue	$37.5	$26.9	$10.6	39.4%
Used retail sales revenue per unit	$55,019	$49,988	$5,031	10.1%
Same-store used retail sales revenue per unit	$56,225	$50,049	$6,176	12.3%
Gross profit — used	$3.5	$(1.0)	$4.5	450.0%
Same-store gross profit — used	$3.3	$(1.0)	$4.3	430.0%
Average gross profit per used truck retailed	$4,556	$(1,785)	$6,341	355.2%
Same-store average gross profit per used truck retailed	$4,884	$(1,864)	$6,748	362.0%
Gross margin % — used	8.3%	(3.7)%	12.0%	324.3%
Same-store gross margin % — used	8.8%	(3.7)%	12.5%	337.8%

Units

Retail unit sales of used trucks increased from 2016 to 2017 due to a 130 unit increase in same-store retail unit sales, coupled with a 91 unit increase from net dealership acquisitions. The overall increase from 2016 to 2017 is primarily due to a more stable used truck pricing environment due in part to a reduction in excess capacity in the market and our ability to proactively manage our used truck inventory through the purchase and sale of more desirable trucks.

Revenues

Used commercial truck retail sales revenue increased from 2016 to 2017 due to a $10.6 million increase in same-store revenues, coupled with a $4.3 million increase from net dealership acquisitions. The same-store revenue increase is due to the increase in same-store used retail unit sales, which increased revenue by $7.3 million, coupled with a $6,176 per unit increase in comparative average selling prices, which increased revenue by $3.3 million.

Gross Profit

Used commercial truck retail gross profit increased from 2016 to 2017 due to a $4.3 million increase in same-store gross profit, coupled with a $0.2 million increase from net dealership acquisitions. The increase in same-store gross profit is due to a $6,748 per unit increase in average gross profit per used truck retailed, which increased gross profit by $3.6 million, coupled with the increase in same-store used retail unit sales, which increased gross profit by $0.7 million.

			2017 vs. 2016
Service and Parts Data	2017	2016	Change	% Change
Service and parts revenue	$161.3	$150.7	$10.6	7.0%
Same-store service and parts revenue	$140.0	$142.3	$(2.3)	(1.6)%
Gross profit — service and parts	$59.1	$55.7	$3.4	6.1%
Same-store service and parts gross profit	$52.2	$52.9	$(0.7)	(1.3)%
Gross margin % — service and parts	36.6%	37.0%	(0.4)%	(1.1)%
Same-store service and parts gross margin %	37.3%	37.2%	0.1%	0.3%

Revenues

Service and parts revenue increased from 2016 to 2017 due to a $12.9 million increase from net dealership acquisitions, offset by a $2.3 million decrease in same-store revenues. Customer pay work represents approximately 86% of PTG’s service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The decrease in same-store revenue is due to a $1.3 million, or 7.3%, decrease in warranty revenue, a $0.9 million, or 14.5%, decrease in body shop revenue, and a $0.1 million, or 0.1%, decrease in customer pay revenue. The decrease in same-store service and parts revenue is largely due to the decline in wholesale parts sales due to fewer trucks in operation related to the excess capacity seen in the marketplace over the last twelve months.

Gross Profit

Service and parts gross profit increased from 2016 to 2017 due to a $4.1 million increase from net dealership acquisitions, offset by a $0.7 million decrease in same-store gross profit. The same-store gross profit decrease is due to the decrease in same-store revenues, which decreased gross profit by $0.9 million, offset by a 0.1% increase in gross margin, which increased gross profit by $0.2 million. The same-store gross profit decrease is due to a $0.8 million, or 9.4%, decrease in warranty gross profit, a $0.8 million, or 12.7%, decrease in body shop gross profit, offset by a $0.9  million, or 2.4%, increase in customer pay gross profit. Consistent with the decline in same-store revenues, the decrease in same-store service and parts gross profit is largely due to the decline in wholesale parts sales due to fewer trucks in operation related to the excess capacity seen in the marketplace over the last twelve months.

Commercial Vehicle Distribution Data

(In millions, except unit amounts)

Our commercial vehicle distribution business is comprised of our Penske Commercial Vehicles Australia business and our Penske Power Systems business. These businesses generated $225.1 million of revenue during the six months ended June 30, 2017 compared to $203.6 million of revenue during the six months ended June 30, 2016, an increase of 10.6%. Excluding $6.8 million of favorable foreign currency fluctuations, revenues increased 7.2%. These businesses generated $60.5 million of gross profit during the six months ended June 30, 2017 compared to $54.6 million of gross profit during the six months ended June 30, 2016, an increase of 10.8%. Excluding $1.8 million of favorable foreign currency fluctuations, gross profit increased 7.5%.

			2017 vs. 2016
Penske Commercial Vehicles Australia Data	2017	2016	Change	% Change
Vehicle and parts unit sales	665	532	133	25.0%
Sales revenue	$120.9	$106.7	$14.2	13.3%
Gross profit	$22.0	$16.8	$5.2	31.0%

The increase in revenue and gross profit of PCV Australia from 2016 to 2017 is primarily attributable to an overall improvement in market conditions, the recent strengthening of the Australian Dollar versus the U.S. Dollar and British Pound, including the pricing impact on the products purchased by PCV Australia from these countries, as well as due to new business gained in military truck supply and service.

			2017 vs. 2016
Penske Power Systems Data	2017	2016	Change	% Change
Sales revenue	$104.2	$96.9	$7.3	7.5%
Gross profit	$38.5	$37.8	$0.7	1.9%

The increase in revenue and gross profit of PPS from 2016 to 2017 is primarily attributable to continued new order growth when compared to the same period last year, as well as the addition of Western Star and MAN franchises at selected branches, being appointed the sole franchisee for PCV Australia in several key markets, and improving economic conditions.

Selling, General and Administrative Data

(In millions)

			2017 vs. 2016
Selling, General and Administrative Data	2017	2016	Change	% Change
Personnel expense	$707.2	$662.1	$45.1	6.8%
Advertising expense	$58.1	$50.4	$7.7	15.3%
Rent & related expense	$155.2	$145.7	$9.5	6.5%
Other expense	$303.2	$283.4	$19.8	7.0%
Total SG&A expenses	$1,223.7	$1,141.6	$82.1	7.2%
Same store SG&A expenses	$1,128.2	$1,130.4	$(2.2)	(0.2)%

Personnel expense as % of gross profit	44.4%	44.3%	0.1%	0.2%
Advertising expense as % of gross profit	3.7%	3.4%	0.3%	8.8%
Rent & related expense as % of gross profit	9.7%	9.7%	—%	—%
Other expense as % of gross profit	19.1%	19.0%	0.1%	0.5%
Total SG&A expenses as % of gross profit	76.9%	76.4%	0.5%	0.7%
Same store SG&A expenses as % of same store gross profit	77.0%	76.3%	0.7%	0.9%

Selling, general and administrative expenses (“SG&A”) increased from 2016 to 2017 due to an $84.3 million increase from net acquisitions, offset by a $2.2 million, or 0.2%, decrease in same-store SG&A. Excluding the $43.7 million reduction related to foreign currency fluctuations, same-store SG&A increased 3.7%. The increase in SG&A is primarily due to an increase in variable personnel expenses as a result of the 6.5% increase in gross profit compared to the prior year. SG&A as a percentage of gross profit was 76.9%, an increase of 50 basis points compared to 76.4% in the prior year. SG&A expenses as a percentage of total revenue was 11.7% and 11.3% in the six months ended June 30, 2017 and 2016, respectively.

Depreciation

(In millions)

			2017 vs. 2016
	2017	2016	Change	% Change
Depreciation	$45.7	$45.3	$0.4	0.9%

Depreciation increased from 2016 to 2017 due to a $2.3 million increase from net acquisitions, offset by a $1.9 million, or 4.2%, decrease in same-store depreciation. The same-store decrease is primarily related to additional depreciation recorded on certain assets that were disposed of in 2016.

Floor Plan Interest Expense

(In millions)

			2017 vs. 2016
	2017	2016	Change	% Change
Floor plan interest expense	$29.2	$25.9	$3.3	12.7%

Floor plan interest expense increased from 2016 to 2017 due to a $2.1 million, or 8.2%, increase in same-store floor plan interest expense, coupled with a $1.2 million increase from net dealership acquisitions. The overall increase is primarily due to increases in the amounts outstanding under floor plan arrangements, due in part to increased levels of inventory, and higher applicable rates.

Other Interest Expense

(In millions)

			2017 vs. 2016
	2017	2016	Change	% Change
Other interest expense	$51.4	$36.7	$14.7	40.1%

Other interest expense increased from 2016 to 2017 primarily due to the issuance of our $500.0 million 5.50% senior subordinated notes in May 2016, as well as an increase in outstanding revolver borrowings under the U.S. and U.K. credit agreements and our Australia working capital loan agreement, as well as an increase in applicable rates.

Equity in Earnings of Affiliates

(In millions)

			2017 vs. 2016
	2017	2016	Change	% Change
Equity in earnings of affiliates	$40.0	$17.5	$22.5	128.6%

Equity in earnings of affiliates increased from 2016 to 2017 primarily due to an increase in our investment in PTL from 9.0% to 23.4% in July 2016. Equity in earnings of affiliates from PTL increased by $24.0 million from 2016 to 2017. This increase was partially offset by a decrease in earnings from our retail automotive and other non-automotive joint ventures.

Income Taxes

(In millions)

			2017 vs. 2016
	2017	2016	Change	% Change
Income taxes	$91.3	$86.7	$4.6	5.3%

Income taxes increased from 2016 to 2017 primarily due to an $18.5 million increase in our pre-tax income, offset by a decrease in our effective tax rate compared to the prior year.

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

We have historically expanded our operations through organic growth and the acquisition of dealerships and other businesses. We believe that cash flow from operations, dividends and distributions from our joint venture investments and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our existing operations and current commitments for at least the next twelve months. In the event we pursue significant acquisitions or other expansion opportunities, pursue significant repurchases of our outstanding securities, or refinance or repay existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings, which sources of funds may not necessarily be available on terms acceptable to us, if at all. In addition, our liquidity could be negatively impacted in the event we fail to comply with the covenants under our various financing and operating agreements or in the event our floor plan financing is withdrawn.

As of June 30, 2017, we had working capital of $104.8 million, including $20.7 million of cash available to fund our operations and capital commitments. In addition, we had $377.0 million,  £97.0 million ($126.3 million), and AU $4.1 million ($3.2 million) available for borrowing under our U.S. credit agreement, U.K. credit agreement, and Australian working capital loan agreement, respectively.

Securities Repurchases

From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit facility, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. As of June 30, 2017, we have $29.5 million in repurchase authorization under the existing securities repurchase program. Refer to the disclosures provided in Part I, Item 1, Note 10 of the Notes to our Consolidated Condensed Financial Statements for a summary of shares repurchased under our securities repurchase program during the six months ended June 30, 2017.

Dividends

We paid the following cash dividends on our common stock in 2016 and 2017:

Per Share Dividends

2016

First Quarter	$0.26
Second Quarter	0.27
Third Quarter	0.28
Fourth Quarter	0.29

2017

First Quarter	$0.30
Second Quarter	0.31

We also announced a cash dividend of $0.32 per share payable on September 1, 2017 to shareholders of record on August 10, 2017. Future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors, which may include our earnings, capital requirements, restrictions relating to any then-existing indebtedness, financial condition and other factors.

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

Long-Term Debt Obligations

As of June 30, 2017, we had the following long-term debt obligations outstanding:

June 30,
(In millions)	2017
U.S. credit agreement — revolving credit line	$323.0
U.K. credit agreement — revolving credit line	82.1
U.K. credit agreement — overdraft line of credit	—
5.50% senior subordinated notes due 2026	494.1
5.375% senior subordinated notes due 2024	297.0
5.75% senior subordinated notes due 2022	545.5
Australia working capital loan agreement	35.6
Mortgage facilities	213.6
Other	35.0
Total long-term debt	$2,025.9

As of June 30, 2017, we were in compliance with all covenants under our credit agreements and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 7 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of our long-term debt obligations.

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

During the six months ended June 30, 2017, outstanding revolving commitments varied between $233.0 million and $532.0 million under the U.S. credit agreement, between £14.0 million and £140.0 million ($18.2 million and $182.3 million) under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and between AU $19.5 million and AU $53.8 million ($15.0 million and $41.3 million) under the Australia working capital loan agreement. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.

PTL Dividends

We currently hold a 23.4% ownership interest in Penske Truck Leasing. In July 2016, we increased our ownership interest in PTL from 9.0% to 23.4% as a result of our acquisition of an additional 14.4% ownership interest, as discussed previously. We receive pro rata cash distributions relating to this investment, typically in April, May, August and November of each year. During the six months ended June 30, 2017 and 2016, we received $17.5 million and $4.5 million, respectively, of pro rata cash distributions relating to this investment. We currently expect to continue to receive future distributions from PTL quarterly, subject to its financial performance.

Operating Leases

As of June 30, 2017, we were in compliance with all covenants under these leases, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 9 of the Notes to our Consolidated Condensed Financial Statements for a description of our operating leases.

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

Cash Flows

Cash and cash equivalents decreased by $3.3 million and increased by $35.1 million during the six months ended June 30, 2017 and 2016, respectively. The major components of these changes are discussed below.

Cash Flows from Continuing Operating Activities

Cash provided by continuing operating activities was $320.5 million and $270.6 million during the six months ended June 30, 2017 and 2016, respectively. Cash flows from continuing operating activities includes net income, as adjusted for non-cash items and the effects of changes in working capital.

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

	Six Months Ended June 30,
(In millions)	2017	2016
Net cash from continuing operating activities as reported	$320.5	$270.6
Floor plan notes payable — non-trade as reported	131.3	(163.0)
Net cash from continuing operating activities including all floor plan notes payable	$451.8	$107.6

Cash Flows from Continuing Investing Activities

Cash used in continuing investing activities was $530.3 million and $227.1 million during the six months ended June 30, 2017 and 2016, respectively. Cash flows from continuing investing activities consist primarily of cash used for capital expenditures and net expenditures for acquisitions and other investments. Capital expenditures were $113.4 million and $136.7 million during the six months ended June 30, 2017 and 2016, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our retail automotive segment and retail commercial truck segment capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit facilities. Cash used in acquisitions and other investments, net of cash acquired, was $431.9 million and $65.4 million during the six months ended June 30, 2017 and 2016, respectively, and included cash used to repay sellers floor plan liabilities in such business acquisitions of $99.0 million and $44.7 million, respectively.

Cash Flows from Continuing Financing Activities

Cash  provided by continuing financing activities was $202.5 million and cash used in continuing financing activities was $4.6 million during the six months ended June 30, 2017 and 2016, respectively. Cash flows from continuing financing activities generally include net borrowings or repayments of long-term debt, issuance of long-term debt, repurchases of common stock, net borrowings or repayments of floor plan notes payable non-trade, payment of debt issuance costs, and dividends.

We had net borrowings of long-term debt of $137.9 million and net repayments of long-term debt of $99.1 million during the six months ended June 30, 2017 and 2016, respectively. We issued $500.0 million of senior subordinated notes during the six months ended June 30, 2016 and paid $6.6 million of debt issuance costs in conjunction with the issuance of these notes. We had net borrowings of floor plan notes payable non-trade of $131.3 million and net repayments of floor plan notes payable of $163.0 million during the six months ended June 30, 2017 and 2016, respectively. We repurchased common stock for a total of $8.5 million and $173.6 million during the six months ended June 30, 2017 and 2016, respectively. We also paid cash dividends to our stockholders of $52.4 million and $46.4 million during the six months ended June 30, 2017 and 2016, respectively.

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

Other Related Party Interests and Transactions

Robert H. Kurnick, Jr., our President and a director, is also the President and a director of Penske Corporation. Roger S. Penske, Jr., one of our directors, is the son of our chairman and is also a board member of Penske Corporation. Kanji Sasaki, one of our directors and officers, is also an employee of Mitsui & Co.

We sometimes pay to and/or receive fees from Penske Corporation, its subsidiaries, and its affiliates, for services rendered in the ordinary course of business or to reimburse payments made to third parties on each other’s behalf. These transactions are reviewed periodically by our Audit Committee and reflect the provider’s cost or an amount mutually agreed upon by both parties.

On July 27, 2016, we acquired an additional 14.4% ownership interest in PTL from GE Capital for approximately $498.5 million in cash. After the transaction, PTL is owned 41.1% by Penske Corporation, 23.4% by us, 20.0% by Mitsui, and 15.5% by GE Capital. In connection with this transaction, the PTL partners agreed to amend and restate the existing partnership agreement among the partners which, among other things, provides us with specified partner distribution and governance rights and restricts our ability to transfer our interests. Specifically, as a limited partner, we are now entitled to appoint one of seven representatives of PTL’s Advisory Committee and approval rights over significant governance items of PTL. We continue to have the right to pro rata quarterly distributions equal to 50% of PTL’s consolidated net income, and we expect to realize significant cash tax savings.

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

Joint Venture Relationships

We are party to a number of joint ventures pursuant to which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of June 30, 2017, our retail automotive joint venture relationships included:

Location	Dealerships	Ownership Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Sprinter, Porsche, smart	80.00	% (A) (B)
Greenwich, Connecticut	Mercedes-Benz	80.00	% (A) (B)
Northern Italy	BMW, MINI, Maserati, Porsche, Audi, Land Rover, Volvo, Nissan	84.00	% (B)
Aachen, Germany	Audi, Maserati, SEAT, Skoda, Volkswagen	68.00	% (B)
Frankfurt, Germany	Lexus, Toyota, Volkswagen	50.00	% (C)
Barcelona, Spain	BMW, MINI	50.00	% (C)
Tokyo, Japan	BMW, MINI, Rolls-Royce, Ferrari, ALPINA	49.00	% (C)

(A)	An entity controlled by one of our directors, Lucio A. Noto, owns a 20% interest in this joint venture.

(B)	Entity is consolidated in our financial results.
(C)	Entity is accounted for using the equity method of accounting.

Additionally, we are party to non-automotive joint ventures including our investments in Penske Commercial Leasing Australia (33%), Penske Vehicle Services (31%), and PTL (23.4%), that are accounted for under the equity method.

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

•

the success of our commercial vehicle distribution operations and engine and power systems distribution operations depends upon continued availability of the vehicles, engines, power systems, and other parts we distribute, demand for those vehicles, engines, power systems, and parts and general economic conditions in those markets;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR or the Bank of England Base Rate. Based on the amount outstanding under these facilities as of June 30, 2017, a 100 basis point change in interest rates would result in an approximate $4.1 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, or the Australian or New Zealand Bank Bill Swap Rate (BBSW).

Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the trailing twelve months ended June 30, 2017, a 100 basis point change in interest rates would result in an approximate $32.7 million change to our annual floor plan interest expense.

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

Foreign Currency Exchange Rates. As of June 30, 2017, we had consolidated operations in the U.K., Germany, Italy, Canada, Australia and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $441.6 million change to our revenues for the six months ended June 30, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the fourth quarter of 2015, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities to $200.0 million. During the first quarter of 2017, we repurchased 50,000 shares of our outstanding common stock for $2.7 million, or an average of $53.03 per share, under our securities repurchase program approved by our Board of Directors. As of June 30, 2017, our remaining authorization under the program was $29.5 million.

During the second quarter of 2017, we acquired 133,710 shares of our common stock for $5.8 million, or an average of $43.28 per share, from employees in connection with a net share settlement feature of employee equity awards.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
April 1 to April 30, 2017	—	$—	—	$29.5
May 1 to May 31, 2017	—	$—	—	$29.5
June 1 to June 30, 2017	133,710	$43.28	—	$29.5
	133,710		—

(1)	Consists of shares acquired from employees in connection with a net share settlement feature of employee equity awards.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger S. Penske
Roger S. Penske
Date: July 28, 2017		Chief Executive Officer

	By:	/s/ J.D. Carlson
J.D. Carlson
Date: July 28, 2017		Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.

32	Section 1350 Certification.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.