Form 10-Q
period 2017-09-30
PENSKE AUTOMOTIVE GROUP, INC.
filed 2017-10-26
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of October 20, 2017, there were 85,768,120 shares of voting common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
	(In millions, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$37.2	$24.0
Accounts receivable, net of allowance for doubtful accounts of $5.9 and $4.5	938.8	879.0
Inventories	3,770.3	3,408.2
Other current assets	96.5	73.9
Assets held for sale	—	8.4
Total current assets	4,842.8	4,393.5
Property and equipment, net	2,091.4	1,806.5
Goodwill	1,660.4	1,291.2
Other indefinite-lived intangible assets	473.3	420.1
Equity method investments	1,184.9	893.4
Other long-term assets	29.5	28.3
Total assets	$10,282.3	$8,833.0
LIABILITIES AND EQUITY
Floor plan notes payable	$2,222.3	$2,084.5
Floor plan notes payable — non-trade	1,388.5	1,233.3
Accounts payable	609.0	497.4
Accrued expenses	388.5	360.0
Current portion of long-term debt	67.6	48.3
Liabilities held for sale	0.7	6.1
Total current liabilities	4,676.6	4,229.6
Long-term debt	2,170.5	1,828.8
Deferred tax liabilities	771.6	564.6
Other long-term liabilities	551.6	430.5
Total liabilities	8,170.3	7,053.5
Commitments and contingent liabilities (Note 9)
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 85,768,120 shares issued and outstanding at September 30, 2017; 85,214,345 shares issued and outstanding at December 31, 2016	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	523.0	497.1
Retained earnings	1,707.6	1,504.5
Accumulated other comprehensive income (loss)	(151.6)	(250.7)
Total Penske Automotive Group stockholders’ equity	2,079.0	1,750.9
Non-controlling interest	33.0	28.6
Total equity	2,112.0	1,779.5
Total liabilities and equity	$10,282.3	$8,833.0

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Unaudited)
	(In millions, except per share amounts)
Revenue:
Retail automotive dealership	$5,085.4	$4,772.1	$14,882.5	$14,121.8
Retail commercial truck dealership	299.6	266.1	739.8	782.3
Commercial vehicle distribution and other	139.4	113.8	366.6	326.6
Total revenues	$5,524.4	$5,152.0	$15,988.9	$15,230.7
Cost of sales:
Retail automotive dealership	4,341.2	4,097.4	12,684.0	12,080.1
Retail commercial truck dealership	255.3	227.9	619.1	672.6
Commercial vehicle distribution and other	105.3	82.5	271.6	238.7
Total cost of sales	4,701.8	4,407.8	13,574.7	12,991.4
Gross profit	822.6	744.2	2,414.2	2,239.3
Selling, general and administrative expenses	646.1	581.2	1,869.8	1,722.8
Depreciation	24.3	21.5	70.0	66.8
Operating income	152.2	141.5	474.4	449.7
Floor plan interest expense	(16.4)	(11.9)	(45.6)	(37.8)
Other interest expense	(27.8)	(25.1)	(79.2)	(61.8)
Equity in earnings of affiliates	30.9	25.6	70.9	43.1
Income from continuing operations before income taxes	138.9	130.1	420.5	393.2
Income taxes	(44.7)	(41.7)	(136.0)	(128.4)
Income from continuing operations	94.2	88.4	284.5	264.8
Income (loss) from discontinued operations, net of tax	0.1	0.1	(0.3)	(1.1)
Net income	94.3	88.5	284.2	263.7
Less: (Loss) income attributable to non-controlling interests	(0.1)	1.0	1.0	3.4
Net income attributable to Penske Automotive Group common stockholders	$94.4	$87.5	$283.2	$260.3
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$1.10	$1.03	$3.30	$3.03
Discontinued operations	$0.00	$0.00	$(0.00)	$(0.01)
Net income attributable to Penske Automotive Group common stockholders	$1.10	$1.03	$3.30	$3.02
Shares used in determining basic earnings per share	85.9	85.2	85.9	86.2
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$1.10	$1.03	$3.30	$3.03
Discontinued operations	$0.00	$0.00	$(0.00)	$(0.01)
Net income attributable to Penske Automotive Group common stockholders	$1.10	$1.03	$3.30	$3.02
Shares used in determining diluted earnings per share	86.0	85.2	85.9	86.3
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$94.2	$88.4	$284.5	$264.8
Less: (Loss) income attributable to non-controlling interests	(0.1)	1.0	1.0	3.4
Income from continuing operations, net of tax	94.3	87.4	283.5	261.4
Income (loss) from discontinued operations, net of tax	0.1	0.1	(0.3)	(1.1)
Net income attributable to Penske Automotive Group common stockholders	$94.4	$87.5	$283.2	$260.3
Cash dividends per share	$0.32	$0.28	$0.93	$0.81

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Unaudited)
	(In millions)
Net income	$94.3	$88.5	$284.2	$263.7
Other comprehensive income:
Foreign currency translation adjustment	31.7	(9.6)	94.1	(65.4)
Other adjustments to comprehensive income, net	3.6	(1.2)	7.8	0.3
Other comprehensive income (loss), net of tax	35.3	(10.8)	101.9	(65.1)
Comprehensive income	129.6	77.7	386.1	198.6
Less: Comprehensive income attributable to non-controlling interests	0.6	1.3	3.8	4.5
Comprehensive income attributable to Penske Automotive Group common stockholders	$129.0	$76.4	$382.3	$194.1

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2017	2016
	(Unaudited)
	(In millions)
Operating Activities:
Net income	$284.2	$263.7
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	70.0	66.8
Earnings of equity method investments	(53.1)	(37.3)
Loss from discontinued operations, net of tax	0.3	1.1
Deferred income taxes	204.9	96.4
Changes in operating assets and liabilities:
Accounts receivable	(48.7)	(67.1)
Inventories	(226.7)	246.6
Floor plan notes payable	137.8	(174.1)
Accounts payable and accrued expenses	98.4	15.5
Other	(0.3)	51.7
Net cash provided by continuing operating activities	466.8	463.3
Investing Activities:
Purchase of equipment and improvements	(180.1)	(171.7)
Acquisition of additional ownership interest in Penske Truck Leasing	(239.1)	(498.5)
Acquisitions net, including repayment of sellers’ floor plan notes payable of $101.6 and $59.1, respectively	(449.7)	(106.0)
Other	13.3	(9.5)
Net cash used in continuing investing activities	(855.6)	(785.7)
Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	1,621.0	1,172.5
Repayments under U.S. credit agreement revolving credit line	(1,645.0)	(1,127.5)
Issuance of 3.75% senior subordinated notes	300.0	—
Issuance of 5.50% senior subordinated notes	—	500.0
Net borrowings of other long-term debt	74.3	74.3
Net borrowings of floor plan notes payable — non-trade	155.2	12.8
Payment of debt issuance costs	(4.0)	(6.7)
Repurchases of common stock	(18.5)	(173.6)
Dividends	(80.1)	(70.3)
Other	(5.8)	(15.8)
Net cash provided by continuing financing activities	397.1	365.7
Discontinued operations:
Net cash provided by discontinued operating activities	0.5	1.3
Net cash provided by discontinued investing activities	2.4	1.7
Net cash used in discontinued financing activities	(0.2)	—
Net cash provided by discontinued operations	2.7	3.0
Effect of exchange rate changes on cash and cash equivalents	2.2	(19.3)
Net change in cash and cash equivalents	13.2	27.0
Cash and cash equivalents, beginning of period	24.0	62.4
Cash and cash equivalents, end of period	$37.2	$89.4
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$102.2	$76.2
Income taxes	21.3	37.2
Seller financed/assumed debt	3.8	—
Non cash activities:
Consideration transferred through common stock issuance	$32.4	$—
Contingent consideration	20.0	—

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF EQUITY

					Accumulated	Total
	Common Stock		Additional		Other	Penske
	Issued		Paid-in	Retained	Comprehensive	Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity
	(Unaudited)
	(Dollars in millions)
Balance, January 1, 2017	85,214,345	$—	$497.1	$1,504.5	$(250.7)	$1,750.9	$28.6	$1,779.5
Equity compensation	323,998	—	12.4	—	—	12.4	—	12.4
Repurchases of common stock	(435,710)	—	(18.5)	—	—	(18.5)	—	(18.5)
Issuance of common stock	665,487	—	32.4	—	—	32.4	—	32.4
Dividends	—	—	—	(80.1)	—	(80.1)	—	(80.1)
Purchase of subsidiary shares from non-controlling interest	—	—	(0.4)	—	—	(0.4)	(0.3)	(0.7)
Distributions to non-controlling interests	—	—	—	—	—	—	(1.4)	(1.4)
Foreign currency translation	—	—	—	—	91.3	91.3	2.8	94.1
Other	—	—	—	—	7.8	7.8	2.3	10.1
Net income	—	—	—	283.2	—	283.2	1.0	284.2
Balance, September 30, 2017	85,768,120	$—	$523.0	$1,707.6	$(151.6)	$2,079.0	$33.0	$2,112.0

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)
(In millions, except share and per share amounts)

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

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $18.7 billion in total retail automotive dealership revenue we generated in 2016. As of September 30, 2017, we operated 354 retail automotive franchises, of which 162 franchises are located in the U.S. and 192 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the nine months ended September 30, 2017, we retailed and wholesaled more than 471,700 vehicles. We are diversified geographically, with 58% of our total retail automotive dealership revenues in the nine months ended September 30, 2017 generated in the U.S. and Puerto Rico and 42% generated outside the U.S. We offer over 40 vehicle brands, with 70% of our retail automotive dealership revenue in the nine months ended September 30, 2017 generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offer a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products. We operate these dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry.

In the first quarter of 2017, we acquired CarSense in the U.S. and CarShop in the U.K., both businesses representing stand-alone used vehicle dealerships which we believe complement our existing franchised retail automotive dealership operations and provide scalable opportunities across our market areas. Our CarSense operations consist of five locations operating in the Philadelphia and Pittsburgh, Pennsylvania market areas, including southern New Jersey. Our CarShop operations consist of five retail locations throughout the United Kingdom and a vehicle preparation center in Leighton Buzzard.

During the nine months ended September 30, 2017, we also acquired eight retail automotive franchises, were awarded three retail automotive franchises, and disposed of twelve retail automotive franchises. Of the retail automotive franchises acquired, two are located in New Jersey and represent the Jaguar and Land Rover brands, two are located in Arizona and represent the Mercedes-Benz and Sprinter brands, two are located in the U.K. and represent the BMW and MINI brands, and two are located in Germany as part of the Jacobs Group and represent the Audi and Volkswagen brands. Of the franchises disposed of, five represented smart franchises in the U.S. and three represented BMW and MINI franchises in the U.K.

Retail Commercial Truck Dealership. We operate a heavy and medium duty truck dealership group known as Premier Truck Group (“PTG”) with locations in Texas, Oklahoma, Tennessee, Georgia, and Canada. As of September 30, 2017, PTG operated twenty locations, including fourteen full-service dealerships and six collision centers, offering primarily Freightliner and Western Star branded trucks. Four of these locations were acquired in April 2016 in the greater Toronto, Canada market area, and two of these locations were acquired in December 2016 in the Niagara Falls, Canada market area. PTG also offers a full range of used trucks available for sale as well as service and parts departments, providing a full range of maintenance and repair services.

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

Penske Truck Leasing. We currently hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation services and supply chain management. PTL is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental and contract maintenance, along with logistic services such as dedicated contract carriage, distribution center management, transportation management and lead logistics provider. On July 27, 2016, we acquired an additional 14.4% ownership interest in PTL from subsidiaries of GE Capital Global Holdings, LLC (collectively, “GE Capital”) for approximately $498.5 million in cash to bring our total ownership interest to 23.4%. Prior to this acquisition, we held a 9.0% ownership interest in PTL. On September 7, 2017, we acquired an additional 5.5% ownership interest from GE Capital for approximately $239.1 million in cash. At the same time, affiliates of Mitsui & Co., Ltd. (“Mitsui”), our second largest shareholder, acquired an additional 10.0% ownership interest in PTL at the same valuation. PTL is currently owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui. GE Capital no longer owns any ownership interests in PTL. We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of September 30, 2017 and December 31, 2016 and for the three and nine month periods ended September 30, 2017 and 2016 is unaudited, but includes all adjustments which our management believes to be necessary for the fair presentation of results for the periods presented. The consolidated condensed financial statements for prior periods have been revised for entities that have been treated as discontinued operations, and results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2016, which are included as part of our Annual Report on Form 10-K.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of contracts with customers. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606) — Deferral of the Effective Date” providing for a one-year deferral of the effective date of ASU 2014-09 and allowing for early adoption as of the original effective date. For public companies, this ASU is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The FASB has since also issued additional ASUs containing various updates to

Topic 606 which will all be adopted along with ASU 2014-09. These ASUs can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early adoption permitted. We intend to adopt these ASUs on January 1, 2018. We have performed our preliminary assessment of the potential impact these accounting standard updates will have on our consolidated financial position, results of operations, and cash flows and have begun our documentation of the results of this assessment. Based on our assessment performed to date, we do not expect the adoption of these updates to have a material impact on our financial statements; however, we will be required to enhance our disclosures on revenue recognition upon adoption. We do not expect there to be a significant change in the timing of our revenue recognition, as we anticipate that our performance obligations under the new standard will be similar to those under existing guidance. Therefore, we expect to adopt using a cumulative-effect adjustment as of the date of adoption. We are also in the process of evaluating and documenting any changes in controls and procedures that may be necessary as part of our implementation of the new standards; however, we do not expect material changes. We will continue to assess the impact that these new standards will have our on our consolidated financial position, results of operations, and cash flows throughout the remainder of 2017.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation —Stock Compensation (Topic 718) — Improvement to Employee Share-Based Payment Accounting.” This ASU simplified several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public companies, this ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. This ASU was adopted on the effective date of January 1, 2017. As part of the adoption of this ASU, we have elected to record forfeitures as they occur. The amendments to timing of recognition of excess tax benefits, minimum statutory withholding requirements, and forfeitures were adopted using a modified retrospective approach. The cumulative-effect adjustment to retained earnings as of January 1, 2017 was not material. Amendments related to cash flow presentation of employee taxes paid was adopted retrospectively, with $6.1 million reclassified from operating activities to financing activities for the nine months ended September 30, 2016. Amendments related to the recognition of excess tax benefits on the income statement and presentation of excess tax benefits on the statement of cash flows were adopted prospectively, and therefore, prior periods were not adjusted. The adoption of this accounting standard update has not had a material impact on our consolidated financial position, results of operations, and cash flows.

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

We had no entities newly classified as held for sale during the nine months ended September 30, 2017 that met the criteria to be classified as discontinued operations. As such, the combined financial information presented below represents only retail automotive dealerships that were classified as discontinued operations prior to adoption of ASU No. 2014-08:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$—	$5.6	$2.1	$19.6
Pre-tax gain (loss)	0.1	0.3	(0.5)	(1.7)

	September 30,	December 31,
	2017	2016
Inventories	$—	$4.6
Other assets	—	3.8
Total assets	$—	$8.4
Floor plan notes payable (including non-trade)	$—	$4.8
Other liabilities	0.7	1.3
Total liabilities	$0.7	$6.1

Dispositions

During the nine months ended September 30, 2017, we disposed of twelve retail automotive franchises. The results of operations for one of the retail automotive franchises is included in discontinued operations for the nine months ended September 30, 2017 and for the three and nine months ended September 30, 2016. The remaining eleven retail automotive franchises did not meet the criteria to be classified as held for sale and treated as discontinued operations. Therefore, the results of operations for these businesses are included within continuing operations for the three and nine months ended September 30, 2017 and 2016.

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

Our fixed rate debt consists of amounts outstanding under our senior subordinated notes and mortgage facilities. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 2), and we estimate the fair value of our mortgage facilities using a present value technique based on current market interest rates for similar types of financial instruments (Level 2). A summary of the carrying values and fair values of our 5.75%

senior subordinated notes, 5.375% senior subordinated notes, 5.50% senior subordinated notes, 3.75% senior subordinated notes, and our fixed rate mortgage facilities are as follows:

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.75% senior subordinated notes due 2022	$545.7	$562.9	$545.1	$567.6
5.375% senior subordinated notes due 2024	297.1	307.5	296.8	293.0
5.50% senior subordinated notes due 2026	494.2	511.4	493.7	489.4
3.75% senior subordinated notes due 2020	296.2	302.1	—	—
Mortgage facilities	211.8	210.2	199.9	195.6

2. Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2017	2016
Retail automotive dealership new vehicles	$2,228.4	$2,153.0
Retail automotive dealership used vehicles	926.6	771.7
Retail automotive parts, accessories and other	129.4	119.1
Retail commercial truck dealership vehicles and parts	227.8	170.3
Commercial vehicle distribution vehicles, parts and engines	258.1	194.1
Total inventories	$3,770.3	$3,408.2

We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $15.7 million and $12.9 million during the three months ended September 30, 2017 and 2016, respectively, and $40.2 million and $38.2 million during the nine months ended September 30, 2017 and 2016, respectively.

3. Business Combinations

We acquired CarSense, a stand-alone specialty retailer of used vehicles in the U.S. representing five locations, acquired CarShop, a stand-alone specialty retailer of used vehicles in the U.K. representing five locations and a vehicle preparation center, and acquired eight retail automotive franchises during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, we acquired thirteen retail automotive franchises and five retail commercial truck dealerships. Our financial statements include the results of operations of the acquired entities from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements, and may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the nine months ended September 30, 2017 and 2016 follows:

	September 30,
	2017	2016
Accounts receivable	$11.1	$3.9
Inventory	139.9	63.4
Other current assets	2.9	0.2
Property and equipment	21.8	12.1
Indefinite-lived intangibles	366.9	32.9
Other non-current assets	0.1	2.7
Current liabilities	(33.6)	(4.4)
Non-current liabilities	(3.2)	(4.8)
Total consideration	505.9	106.0
Consideration transferred through common stock issuance	(32.4)	—
Contingent consideration	(20.0)	—
Seller financed/assumed debt	(3.8)	—
Total cash used in acquisitions	$449.7	$106.0

The following unaudited consolidated pro forma results of operations of PAG for the three and nine months ended September 30, 2017 and 2016 give effect to acquisitions consummated during 2017 and 2016 as if they had occurred effective at the beginning of the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$5,524.4	$5,531.2	$16,150.1	$16,561.2
Income from continuing operations	94.3	93.7	285.6	282.1
Net income	94.4	93.9	285.3	281.0
Income from continuing operations per diluted common share	$1.10	$1.10	$3.32	$3.27
Net income per diluted common share	$1.10	$1.10	$3.32	$3.26

4. Intangible Assets

Following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the nine months ended September 30, 2017:

		Other Indefinite-
		Lived Intangible
	Goodwill	Assets
Balance, January 1, 2017	$1,291.2	$420.1
Additions	326.1	40.8
Disposals	(1.9)	(1.5)
Foreign currency translation	45.0	13.9
Balance, September 30, 2017	$1,660.4	$473.3

The additions and disposals during the nine months ended September 30, 2017 were within our Retail Automotive reportable segment. As of September 30, 2017, the goodwill balance within our Retail Automotive, Retail Commercial Truck, and Other reportable segments was $1,411.6 million, $163.2 million and $85.6 million, respectively. There is no goodwill recorded in our Non-Automotive Investments reportable segment.

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

The weighted average interest rate on floor plan borrowings was 1.8% for the nine months ended September 30, 2017 and 1.5% for the nine months ended September 30, 2016. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as “Floor plan notes payable—non-trade” on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.

6. Earnings Per Share

Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested equity awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for any dilutive effects. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Weighted average number of common shares outstanding	85,921,118	85,175,857	85,873,142	86,241,910
Effect of non-participatory equity compensation	45,000	36,000	45,000	36,000
Weighted average number of common shares outstanding, including effect of dilutive securities	85,966,118	85,211,857	85,918,142	86,277,910

7. Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
	2017	2016
U.S. credit agreement — revolving credit line	$216.0	$240.0
U.K. credit agreement — revolving credit line	107.2	48.1
U.K. credit agreement — overdraft line of credit	—	2.7
5.75% senior subordinated notes due 2022	545.7	545.1
5.375% senior subordinated notes due 2024	297.1	296.8
5.50% senior subordinated notes due 2026	494.2	493.7
3.75% senior subordinated notes due 2020	296.2	—
Australia working capital loan agreement	32.8	24.7
Mortgage facilities	211.8	199.9
Other	37.1	26.1
Total long-term debt	2,238.1	1,877.1
Less: current portion	(67.6)	(48.3)
Net long-term debt	$2,170.5	$1,828.8

U.S. Credit Agreement

Our U.S. credit agreement (the “U.S. credit agreement”) with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation provides for up to $700.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, which includes $250.0 million in revolving loans solely for future U.S. acquisitions. The U.S. credit agreement provides for a maximum of $150.0 million of future borrowings for foreign acquisitions and expires on September 30, 2020, subject to its “evergreen” termination provisions. The revolving loans bear interest at LIBOR plus 2.00%, subject to an incremental 1.50% for uncollateralized borrowings in excess of a defined borrowing base.

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

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of September 30, 2017, we had $216.0 million of revolver borrowings outstanding under the U.S. credit agreement.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £150.0 million revolving credit agreement with the Royal Bank of Scotland plc (RBS) and BMW Financial Services (GB) Limited, and an additional demand overdraft line of credit with RBS (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes. The loans mature on the termination date of the facility, which is December 19, 2019. The revolving loans bear interest between defined LIBOR plus 1.35% and defined LIBOR plus 3.0% and the demand overdraft line of credit bears interest at the Bank of England Base Rate plus 1.75%. As of September 30, 2017, outstanding loans under the U.K. credit agreement amounted to £80.0 million ($107.2 million).

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

3.75% Senior Subordinated Notes due 2020

In August 2017, we issued $300.0 million in aggregate principal amount of 3.75% Senior Subordinated Notes due 2020 (the “3.75% Notes”). Interest on the 3.75% Notes is payable semi-annually on February 15 and August 15 of each year. The 3.75% Notes mature on August 15, 2020, unless earlier redeemed or purchased by us. The 3.75% Notes are our unsecured senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our 100% owned U.S. subsidiaries. The 3.75% Notes also contain customary negative covenants and events of default.

At any time, we may redeem the 3.75% Notes at a redemption price equal to 100% of the principal amount of the 3.75% Notes, plus an applicable make whole premium, and any accrued and unpaid interest. If we experience certain “change of control” events specified in the indenture, holders of the 3.75% Notes will have the option to require us to purchase for cash all or a portion of their notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest. In addition, if we make certain asset sales and do not reinvest the proceeds thereof or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest.

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

Australia Working Capital Loan Agreement

Penske Commercial Vehicles Australia and Penske Power Systems, are party to a working capital loan agreement with Mercedes-Benz Financial Services Australia Pty Ltd with a capacity of AU $50.5 million. This agreement provides the lender with a secured interest in all assets of these businesses. The loan bears interest at the Australian BBSW 30-day Bill Rate plus 2.7%. As of September 30, 2017, we had AU $41.9 million ($32.8 million) outstanding under the working capital loan agreement.

Mortgage Facilities

We are party to several mortgages that bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of September 30, 2017, we owed $211.8 million of principal under our mortgage facilities.

8. Derivatives and Hedging

Penske Commercial Vehicles Australia and Penske Power Systems sell vehicles, engines, parts and other products purchased from manufacturers in the U.S., Germany, and the U.K. In order to protect against exchange rate movements, Penske Commercial Vehicles Australia and Penske Power Systems enter into foreign exchange forward contracts against anticipated cash flows. The contracts are timed to mature when major shipments are scheduled to arrive in Australia and when receipt of payment from customers is expected. We classify our foreign exchange forward contracts as cash flow hedges and state them at fair value. We used Level 2 inputs to estimate the fair value of the foreign exchange forward contracts. The fair value of the contracts designated as hedging instruments was estimated to be a liability of $0.6 million and an asset of $0.3 million as of September 30, 2017 and December 31, 2016, respectively.

9. Commitments and Contingent Liabilities

We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of September 30, 2017, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

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

We currently hold a 28.9% ownership interest in PTL. Historically, affiliates of GE Capital (“GEC”) provided PTL with a majority of its financing, though PTL has refinanced all of its GEC indebtedness. As part of that refinancing, we and the other PTL partners created a new company (“Holdings”), which, together with GEC, co-issued $700.0 million of 3.8% senior unsecured notes due 2019 (the “Holdings Bonds”). GEC agreed to be a co-obligor of the Holdings Bonds in order to achieve lower interest rates on the Holdings Bonds. As part of Mitsui’s purchase of its 20.0% ownership interest in PTL in March 2015, the ownership interest of GEC in Holdings was redeemed, Holdings was relieved of its obligations under the indenture for the Holdings Bonds, and Holdings became obligated to pay to GEC 50.1% of all interest and principal due under, and 100% of the expenses related to, the Holdings Bonds to the extent Holdings has cash in excess of a certain level of permitted working capital, subject to certain limitations. We agreed to indemnify GEC for 9.0% of any principal or interest that GEC is required to pay on these bonds and pay GEC an annual fee of approximately $0.95 million for acting as obligor. The maximum amount of our contingent obligations to GEC under this agreement was 9.0% of the required principal repayment due in 2019 and 9.0% of interest payments under the Holdings Bonds, plus fees and default interest, if any. On October 2, 2017, we elected to make a payment in full of our obligations under this agreement of $63.8 million and have no further obligations to make payments under this agreement.

Our floor plan credit agreement with Mercedes Benz Financial Services Australia (“MBA”) provides us revolving loans for the acquisition of commercial vehicles for distribution to our retail network. This facility includes a limited parent guarantee and a commitment to repurchase dealer vehicles in the event the dealer’s floor plan agreement with MBA is terminated.

We have $33.0 million of letters of credit outstanding as of September 30, 2017, and have posted $26.1 million of surety bonds in the ordinary course of business.

10. Equity

During the nine months ended September 30, 2017, we repurchased or acquired 435,710 shares of our common stock. In the third quarter of 2017, we repurchased 252,000 shares of our outstanding common stock for $10.0 million, or an average of $39.75 per share, under our securities repurchase program approved by our Board of Directors. Additionally, we repurchased 50,000 shares of our outstanding common stock for $2.7 million, or an average of $53.03 per share, under this program during the first quarter of 2017. We did not repurchase any common stock under this program during the second quarter of 2017. As of September 30, 2017, our remaining authorization under the program was $19.4 million. In October 2017, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities to $200.0 million.

During the second quarter of 2017, we acquired 133,710 shares of our common stock for $5.8 million, or an average of $43.28 per share, from employees in connection with a net share settlement feature of employee equity awards.

11. Accumulated Other Comprehensive Income/(Loss)

Changes in accumulated other comprehensive income/(loss) by component and the reclassifications out of accumulated other comprehensive income/(loss) during the three and nine months ended September 30, 2017 and 2016, respectively, attributable to Penske Automotive Group common stockholders follows:

Three Months Ended September 30, 2017

	Foreign
	Currency
	Translation	Other	Total
Balance at June 30, 2017	$(169.7)	$(16.5)	$(186.2)
Other comprehensive income (loss) before reclassifications	31.0	3.6	34.6
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—
Net current period other comprehensive income (loss)	31.0	3.6	34.6
Balance at September 30, 2017	$(138.7)	$(12.9)	$(151.6)

Three Months Ended September 30, 2016

	Foreign
	Currency
	Translation	Other	Total
Balance at June 30, 2016	$(170.1)	$(7.5)	$(177.6)
Other comprehensive income (loss) before reclassifications	(9.9)	(1.2)	(11.1)
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—
Net current period other comprehensive income (loss)	(9.9)	(1.2)	(11.1)
Balance at September 30, 2016	$(180.0)	$(8.7)	$(188.7)

Nine Months Ended September 30, 2017

	Foreign
	Currency
	Translation	Other	Total
Balance at December 31, 2016	$(230.0)	$(20.7)	$(250.7)
Other comprehensive income (loss) before reclassifications	91.3	7.8	99.1
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—
Net current period other comprehensive income (loss)	91.3	7.8	99.1
Balance at September 30, 2017	$(138.7)	$(12.9)	$(151.6)

Nine Months Ended September 30, 2016

	Foreign
	Currency
	Translation	Other	Total
Balance at December 31, 2015	$(113.5)	$(9.0)	$(122.5)
Other comprehensive income (loss) before reclassifications	(66.5)	0.3	(66.2)
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—
Net current period other comprehensive income (loss)	(66.5)	0.3	(66.2)
Balance at September 30, 2016	$(180.0)	$(8.7)	$(188.7)

12. Segment Information

Our operations are organized by management into operating segments by line of business and geography. We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations and other non-automotive consolidated operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations. The Retail Automotive reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and our retail automotive joint ventures. The individual dealership operations included in the Retail Automotive reportable segment represent six operating segments: Eastern, Central, and Western United States, CarSense, International, and CarShop. These operating segments have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and/or used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). Revenue and segment income for the three and nine months ended September 30, 2017 and 2016 follows:

Three Months Ended September 30

	Retail	Retail Commercial		Non-Automotive	Intersegment
	Automotive	Truck	Other	Investments	Elimination	Total
Revenues
2017	$5,085.4	$299.6	$139.4	$—	$—	$5,524.4
2016	4,772.1	266.1	114.7	—	(0.9)	5,152.0
Segment income
2017	$94.3	$11.7	$2.4	$30.5	$—	$138.9
2016	97.2	8.4	0.1	24.4	—	130.1

Nine Months Ended September 30

	Retail	Retail Commercial		Non-Automotive	Intersegment
	Automotive	Truck	Other	Investments	Elimination	Total
Revenues
2017	$14,882.5	$739.8	$366.6	$—	$—	$15,988.9
2016	14,121.8	782.3	329.2	—	(2.6)	15,230.7
Segment income
2017	$319.9	$27.5	$4.9	$68.2	$—	$420.5
2016	330.7	21.8	1.7	39.0	—	393.2

13. Condensed Consolidating Financial Information

The following tables include condensed consolidating financial information as of September 30, 2017 and December 31, 2016 and for the three and nine month periods ended September 30, 2017 and 2016 for Penske Automotive Group, Inc. (as the issuer of the 5.75% Notes, the 5.375% Notes, the 5.50% Notes, and the 3.75% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing non-U.S. entities). Guarantor subsidiaries are directly or indirectly 100% owned by PAG, and the guarantees are full and unconditional, and joint and several. The guarantees may be released under certain circumstances upon resale, or transfer by us of the stock of the related guarantor or all or substantially all of the assets of the guarantor to a non-affiliate.

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2017

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Cash and cash equivalents	$37.2	$—	$—	$—	$37.2
Accounts receivable, net	938.8	(458.9)	458.9	420.8	518.0
Inventories	3,770.3	—	—	1,876.7	1,893.6
Other current assets	96.5	—	6.3	18.7	71.5
Assets held for sale	—	—	—	—	—
Total current assets	4,842.8	(458.9)	465.2	2,316.2	2,520.3
Property and equipment, net	2,091.4	—	3.6	1,007.6	1,080.2
Intangible assets	2,133.7	—	—	1,334.8	798.9
Equity method investments	1,184.9	—	1,118.8	—	66.1
Other long-term assets	29.5	(2,596.4)	2,601.8	4.5	19.6
Total assets	$10,282.3	$(3,055.3)	$4,189.4	$4,663.1	$4,485.1
Floor plan notes payable	$2,222.3	$—	$—	$1,104.7	$1,117.6
Floor plan notes payable — non-trade	1,388.5	—	219.7	634.0	534.8
Accounts payable	609.0	—	4.1	161.2	443.7
Accrued expenses	388.5	(458.9)	1.0	43.3	803.1
Current portion of long-term debt	67.6	—	—	5.4	62.2
Liabilities held for sale	0.7	—	—	0.7	—
Total current liabilities	4,676.6	(458.9)	224.8	1,949.3	2,961.4
Long-term debt	2,170.5	(182.1)	1,852.6	193.8	306.2
Deferred tax liabilities	771.6	—	—	765.9	5.7
Other long-term liabilities	551.6	—	—	59.0	492.6
Total liabilities	8,170.3	(641.0)	2,077.4	2,968.0	3,765.9
Total equity	2,112.0	(2,414.3)	2,112.0	1,695.1	719.2
Total liabilities and equity	$10,282.3	$(3,055.3)	$4,189.4	$4,663.1	$4,485.1

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2016

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Cash and cash equivalents	$24.0	$—	$—	$9.4	$14.6
Accounts receivable, net	879.0	(447.0)	447.0	483.6	395.4
Inventories	3,408.2	—	—	1,830.5	1,577.7
Other current assets	73.9	—	14.3	14.6	45.0
Assets held for sale	8.4	—	—	8.4	—
Total current assets	4,393.5	(447.0)	461.3	2,346.5	2,032.7
Property and equipment, net	1,806.5	—	3.3	961.0	842.2
Intangible assets	1,711.3	—	—	1,079.6	631.7
Equity method investments	893.4	—	833.7	—	59.7
Other long-term assets	28.3	(2,215.0)	2,220.6	4.1	18.6
Total assets	$8,833.0	$(2,662.0)	$3,518.9	$4,391.2	$3,584.9
Floor plan notes payable	$2,084.5	$—	$—	$1,178.0	$906.5
Floor plan notes payable — non-trade	1,233.3	—	156.0	623.2	454.1
Accounts payable	497.4	—	4.9	171.9	320.6
Accrued expenses	360.0	(447.0)	0.9	77.2	728.9
Current portion of long-term debt	48.3	—	—	6.0	42.3
Liabilities held for sale	6.1	—	—	6.1	—
Total current liabilities	4,229.6	(447.0)	161.8	2,062.4	2,452.4
Long-term debt	1,828.8	(175.8)	1,577.6	186.0	241.0
Deferred tax liabilities	564.6	—	—	560.9	3.7
Other long-term liabilities	430.5	—	—	65.2	365.3
Total liabilities	7,053.5	(622.8)	1,739.4	2,874.5	3,062.4
Total equity	1,779.5	(2,039.2)	1,779.5	1,516.7	522.5
Total liabilities and equity	$8,833.0	$(2,662.0)	$3,518.9	$4,391.2	$3,584.9

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2017

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Revenues	$5,524.4	$—	$—	$3,047.0	$2,477.4
Cost of sales	4,701.8	—	—	2,570.2	2,131.6
Gross profit	822.6	—	—	476.8	345.8
Selling, general and administrative expenses	646.1	—	6.3	354.4	285.4
Depreciation	24.3	—	0.4	13.4	10.5
Operating income	152.2	—	(6.7)	109.0	49.9
Floor plan interest expense	(16.4)	—	(1.3)	(9.8)	(5.3)
Other interest expense	(27.8)	—	(19.8)	(2.3)	(5.7)
Equity in earnings of affiliates	30.9	—	30.5	—	0.4
Equity in earnings of subsidiaries	—	(136.3)	136.3	—	—
Income from continuing operations before income taxes	138.9	(136.3)	139.0	96.9	39.3
Income taxes	(44.7)	43.8	(44.7)	(36.0)	(7.8)
Income from continuing operations	94.2	(92.5)	94.3	60.9	31.5
Income from discontinued operations, net of tax	0.1	(0.1)	0.1	0.1	—
Net income	94.3	(92.6)	94.4	61.0	31.5
Other comprehensive income (loss), net of tax	35.3	(31.9)	35.3	—	31.9
Comprehensive income	129.6	(124.5)	129.7	61.0	63.4
Less: Comprehensive income attributable to non-controlling interests	0.6	(0.8)	0.8	—	0.6
Comprehensive income attributable to Penske Automotive Group common stockholders	$129.0	$(123.7)	$128.9	$61.0	$62.8

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2016

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Revenues	$5,152.0	$—	$—	$2,896.9	$2,255.1
Cost of sales	4,407.8	—	—	2,457.1	1,950.7
Gross profit	744.2	—	—	439.8	304.4
Selling, general and administrative expenses	581.2	—	3.9	337.3	240.0
Depreciation	21.5	—	0.5	12.4	8.6
Operating income	141.5	—	(4.4)	90.1	55.8
Floor plan interest expense	(11.9)	—	(0.7)	(7.1)	(4.1)
Other interest expense	(25.1)	—	(18.0)	(2.2)	(4.9)
Equity in earnings of affiliates	25.6	—	24.4	—	1.2
Equity in earnings of subsidiaries	—	(127.8)	127.8	—	—
Income from continuing operations before income taxes	130.1	(127.8)	129.1	80.8	48.0
Income taxes	(41.7)	41.4	(41.7)	(32.2)	(9.2)
Income from continuing operations	88.4	(86.4)	87.4	48.6	38.8
Income from discontinued operations, net of tax	0.1	(0.1)	0.1	0.1	—
Net income	88.5	(86.5)	87.5	48.7	38.8
Other comprehensive income (loss), net of tax	(10.8)	10.2	(10.8)	—	(10.2)
Comprehensive income	77.7	(76.3)	76.7	48.7	28.6
Less: Comprehensive income attributable to non-controlling interests	1.3	(0.3)	0.3	—	1.3
Comprehensive income attributable to Penske Automotive Group common stockholders	$76.4	$(76.0)	$76.4	$48.7	$27.3

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2017

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Revenues	$15,988.9	$—	$—	$8,749.7	$7,239.2
Cost of sales	13,574.7	—	—	7,351.8	6,222.9
Gross profit	2,414.2	—	—	1,397.9	1,016.3
Selling, general and administrative expenses	1,869.8	—	18.5	1,037.3	814.0
Depreciation	70.0	—	1.2	39.3	29.5
Operating income	474.4	—	(19.7)	321.3	172.8
Floor plan interest expense	(45.6)	—	(3.4)	(27.9)	(14.3)
Other interest expense	(79.2)	—	(54.1)	(6.6)	(18.5)
Equity in earnings of affiliates	70.9	—	68.2	—	2.7
Equity in earnings of subsidiaries	—	(428.6)	428.6	—	—
Income from continuing operations before income taxes	420.5	(428.6)	419.6	286.8	142.7
Income taxes	(136.0)	139.0	(136.0)	(109.8)	(29.2)
Income from continuing operations	284.5	(289.6)	283.6	177.0	113.5
Loss from discontinued operations, net of tax	(0.3)	0.3	(0.3)	(0.3)	—
Net income	284.2	(289.3)	283.3	176.7	113.5
Other comprehensive income (loss), net of tax	101.9	(93.0)	101.9	—	93.0
Comprehensive income	386.1	(382.3)	385.2	176.7	206.5
Less: Comprehensive income attributable to non-controlling interests	3.8	(2.8)	2.8	—	3.8
Comprehensive income attributable to Penske Automotive Group common stockholders	$382.3	$(379.5)	$382.4	$176.7	$202.7

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2016

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Revenues	$15,230.7	$—	$—	$8,113.9	$7,116.8
Cost of sales	12,991.4	—	—	6,856.0	6,135.4
Gross profit	2,239.3	—	—	1,257.9	981.4
Selling, general and administrative expenses	1,722.8	—	15.2	955.8	751.8
Depreciation	66.8	—	1.3	34.8	30.7
Operating income	449.7	—	(16.5)	267.3	198.9
Floor plan interest expense	(37.8)	—	(2.0)	(21.3)	(14.5)
Other interest expense	(61.8)	—	(43.6)	(2.8)	(15.4)
Equity in earnings of affiliates	43.1	—	39.1	—	4.0
Equity in earnings of subsidiaries	—	(412.8)	412.8	—	—
Income from continuing operations before income taxes	393.2	(412.8)	389.8	243.2	173.0
Income taxes	(128.4)	136.1	(128.4)	(97.9)	(38.2)
Income from continuing operations	264.8	(276.7)	261.4	145.3	134.8
Loss from discontinued operations, net of tax	(1.1)	1.1	(1.1)	(1.0)	(0.1)
Net income	263.7	(275.6)	260.3	144.3	134.7
Other comprehensive income (loss), net of tax	(65.1)	66.2	(65.1)	—	(66.2)
Comprehensive income	198.6	(209.4)	195.2	144.3	68.5
Less: Comprehensive income attributable to non-controlling interests	4.5	(1.1)	1.1	—	4.5
Comprehensive income attributable to Penske Automotive Group common stockholders	$194.1	$(208.3)	$194.1	$144.3	$64.0

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2017

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group	Subsidiaries	Subsidiaries
Net cash provided by (used in) continuing operating activities	$466.8	$(34.5)	$359.5	$141.8
Investing activities:
Purchase of equipment and improvements	(180.1)	(2.4)	(80.0)	(97.7)
Acquisition of additional ownership interest in Penske Truck Leasing	(239.1)	(239.1)	—	—
Acquisitions, net	(449.7)	—	(316.9)	(132.8)
Other	13.3	4.6	9.0	(0.3)
Net cash used in continuing investing activities	(855.6)	(236.9)	(387.9)	(230.8)
Financing activities:
Issuance of 3.75% senior subordinated notes	300.0	300.0	—	—
Net borrowings (repayments) of long-term debt	50.3	(24.0)	8.6	65.7
Net borrowings of floor plan notes payable — non-trade	155.2	63.7	43.2	48.3
Payment of debt issuance costs	(4.0)	(4.0)	—	—
Repurchases of common stock	(18.5)	(18.5)	—	—
Dividends	(80.1)	(80.1)	—	—
Other	(5.8)	(5.8)	—	—
Distributions from (to) parent	—	40.1	(35.5)	(4.6)
Net cash provided by continuing financing activities	397.1	271.4	16.3	109.4
Net cash provided by discontinued operations	2.7	—	2.7	—
Effect of exchange rate changes on cash and cash equivalents	2.2	—	—	2.2
Net change in cash and cash equivalents	13.2	—	(9.4)	22.6
Cash and cash equivalents, beginning of period	24.0	—	9.4	14.6
Cash and cash equivalents, end of period	$37.2	$—	$—	$37.2

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2016

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group	Subsidiaries	Subsidiaries
Net cash provided by (used in) continuing operating activities	$463.3	$(24.1)	$90.7	$396.7
Investing activities:
Purchase of equipment and improvements	(171.7)	(0.8)	(103.5)	(67.4)
Acquisition of additional ownership interest in Penske Truck Leasing	(498.5)	(498.5)	—	—
Acquisitions, net	(106.0)	—	—	(106.0)
Other	(9.5)	—	17.0	(26.5)
Net cash used in continuing investing activities	(785.7)	(499.3)	(86.5)	(199.9)
Financing activities:
Issuance of 5.50% senior subordinated notes	500.0	500.0	—	—
Net borrowings of long-term debt	119.3	45.0	8.4	65.9
Net borrowings (repayments) of floor plan notes payable — non-trade	12.8	4.2	215.5	(206.9)
Payment of debt issuance costs	(6.7)	(6.7)	—	—
Repurchases of common stock	(173.6)	(173.6)	—	—
Dividends	(70.3)	(70.3)	—	—
Other	(15.8)	(6.1)	—	(9.7)
Distributions from (to) parent	—	230.9	(227.4)	(3.5)
Net cash provided by (used in) continuing financing activities	365.7	523.4	(3.5)	(154.2)
Net cash provided by discontinued operations	3.0	—	0.6	2.4
Effect of exchange rate changes on cash and cash equivalents	(19.3)	—	—	(19.3)
Net change in cash and cash equivalents	27.0	—	1.3	25.7
Cash and cash equivalents, beginning of period	62.4	—	—	62.4
Cash and cash equivalents, end of period	$89.4	$—	$1.3	$88.1

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

Overview

We are an international transportation services company that operates automotive and commercial truck dealerships principally in the United States, Canada and Western Europe, and distributes commercial vehicles, diesel engines, gas engines, power systems and related parts and services principally in Australia and New Zealand. We employ more than 26,000 people worldwide.

During the nine months ended September 30, 2017, our business generated $16.0 billion in total revenue, which is comprised of $14.9 billion from retail automotive dealerships, $739.8 million from retail commercial truck dealerships and $366.6 million from commercial vehicle distribution and other operations.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $18.7 billion in total retail automotive dealership revenue we generated in 2016. As of September 30, 2017, we operated 354 retail automotive franchises, of which 162 franchises are located in the U.S. and 192 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the nine months ended September 30, 2017, we retailed and wholesaled more than 471,700 vehicles. We are diversified geographically, with 58% of our total retail automotive dealership revenues in the nine months ended September 30, 2017 generated in the U.S. and Puerto Rico and 42% generated outside the U.S. We offer over 40 vehicle brands, with 70% of our retail automotive dealership revenue in the nine months ended September 30, 2017 generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offer a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products.

In the first quarter of 2017, we acquired CarSense in the U.S. and CarShop in the U.K., both businesses representing stand-alone used vehicle dealerships which we believe complement our existing franchised retail automotive dealership operations and provide scalable opportunities across our market areas. Our CarSense operations consist of five locations operating in the Philadelphia and Pittsburgh, Pennsylvania market areas, including southern New Jersey. Our CarShop operations consist of five retail locations throughout the United Kingdom and a vehicle preparation center in Leighton Buzzard. These businesses are expected to generate approximate annual revenues of $700.0 million.

Retail automotive dealerships represented 93.1% of our total revenues and 91.1% of our total gross profit in the nine months ended September 30, 2017.

Retail Commercial Truck Dealership. We operate a heavy and medium duty truck dealership group known as Premier Truck Group (“PTG”) with locations in Texas, Oklahoma, Tennessee, Georgia, and Canada. As of September 30, 2017, PTG operated twenty locations, including fourteen full-service dealerships and six collision centers, offering primarily Freightliner and Western Star branded trucks. Four of these locations were acquired in April 2016 in the greater Toronto, Canada market area, and two of these locations were acquired in December 2016 in the Niagara Falls, Canada market area. PTG also offers a full range of used trucks available for sale as well as service and parts departments, providing a full range of maintenance and repair services.

This business represented 4.6% of our total revenues and 5.0% of our total gross profit in the nine months ended September 30, 2017.

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

These businesses represented 2.3% of our total revenues and 3.9% of our total gross profit in the nine months ended September 30, 2017.

Penske Truck Leasing. We currently hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation services and supply chain management. PTL is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental and contract maintenance, along with logistic services such as dedicated contract carriage, distribution center management, transportation management and lead logistics provider. On July 27, 2016, we acquired an additional 14.4% ownership interest in PTL from subsidiaries of GE Capital Global Holdings, LLC (collectively, “GE Capital”) for approximately $498.5 million in cash to bring our total ownership interest to 23.4%. Prior to this acquisition, we held a 9.0% ownership interest in PTL. On September 7, 2017, we acquired an additional 5.5% ownership interest from GE Capital for approximately $239.1 million in cash. At the same time, affiliates of Mitsui & Co., Ltd. (“Mitsui”), our second largest shareholder, acquired an additional 10.0% ownership interest in PTL at the same valuation. PTL is currently owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui. GE Capital no longer owns any ownership interests in PTL. We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments.

Outlook

Retail Automotive Dealership. For the nine months ended September 30, 2017, U.S. light vehicle sales declined 1.7%, as compared to the same period last year, to 12.9 million units, with passenger car sales declining 11.1%, while sales of trucks, crossovers and sport utility vehicles increased 4.5%. We believe U.S. light vehicle sales were favorably impacted in September 2017 by replacement demand from hurricanes which caused sales to be higher than expected in September. We believe the market for new light vehicle sales in the U.S. will return to a similar pattern experienced prior to September 2017,  and will be impacted by the level of OEM incentives, increasing lease returns, generally low interest rates, strong credit availability, low levels of unemployment, the age of vehicles on the road, vehicle innovation, and favorable consumer fuel costs, although actual sales may differ materially. We also expect to see strength across the used vehicle market as the number of lease returns increases providing customers with an additional supply of affordable late model, low mileage vehicles from which to choose.

For the nine months ended September 30, 2017, U.K. new vehicle registrations declined 3.9%, as compared to the same period last year, to 2.1 million registrations. The U.K. market is represented 45% by the private market and 55% by business/fleet. Private market registrations decreased 6.1%, while business/fleet registrations decreased 2.1%. While we believe the overall market in the U.K. is being positively impacted by generally strong economic conditions,  including low levels of unemployment, access to credit, and attractive financing offers, the March 2019 planned exit from the European Union (“Brexit”) may be causing and may continue to cause economic and political uncertainty,  potentially impacting the economic environment, which may lead to further declines in new vehicle registrations in future periods.

Since no country has previously left the European Union, the outcome of any future negotiations between the U.K. and the European Union is uncertain and may affect the timing, terms of trade, and the level of new vehicle registrations in those markets.

Retail Commercial Truck Dealership. For the nine months ended September 30, 2017, North American sales of Class 5-8 heavy and medium duty trucks, the principal vehicles for our PTG business, were 363,265 units, a decrease of 1.7% from the same period in 2016. The Class 5-7 medium-duty truck market increased 4.2% to 185,780 units from 178,344 units in the same period in 2016. The largest North American market, Class 8 heavy-duty trucks, decreased 7.1% to 177,485 units from 191,100  units in the same period in 2016. According to ACT Research (“ACT”), retail sales of Class 8 heavy-duty trucks were generally expected to decline in 2017; however, the rate of decline is moderating based upon the latest available data from ACT. During the third quarter of 2017, Class 8 build rates and retail sales increased, with a 62.7% increase in net orders, when compared to the same period last year, as stabilization in the values of used trucks, improved freight metrics, and increased utilization, are generally indicating improved conditions in the marketplace. The service and parts business of our PTG commercial truck dealerships, which represents approximately 75% of our retail commercial truck dealership gross profit, is expected to remain strong, as end users retain existing equipment longer than previously anticipated.

Commercial Vehicle Distribution. Our PCV Australia distribution business and the on-highway portion of our PPS business each operate principally in the Australian and New Zealand heavy and medium duty truck markets. For the nine months ended September 30, 2017, the Australian heavy-duty truck market reported sales of 8,262 units, representing an increase of 18.9% from the same period in 2016. For the nine months ended September 30, 2017, the New Zealand market reported sales of 2,484 units, representing an increase of 21.7% from the same period in 2016. The brands we represent in Australia hold an 8.9% market share in the Australian heavy-duty truck market, and a 5.4% market share in New Zealand. The Australian heavy-duty commercial vehicle market has lagged behind historical sales levels in recent years partly due to difficult macroeconomic conditions and the relative weak price of commodities in these markets. However, recent improvements in the heavy-duty truck market and overall market conditions, as well as a moderate strengthening of the Australian Dollar, have led to increasing industry sales. We also expect continued new order growth from the off-highway engine distribution business as a result of improving market conditions.

Penske Truck Leasing. We expect PTL to benefit from continued strong demand for its full-service truck leasing, contract maintenance, and logistics services resulting from continued positive economic conditions in the United States and customers’ desire to increase efficiency and lower costs by outsourcing non-core responsibilities such as fleet ownership. As a global logistics services provider, we also expect PTL to experience increased demand for its logistics supply chain solutions based primarily on optimizing the use of drivers, trucks, warehouses, and other services within the supply chain. In 2016, freight demand did not match projected levels and a decade-high sales year for Class 8 trucks in 2015 led to excess capacity in the market and a reduction in utilization rates. As a result, fleets right-sized their capacity to meet freight demand in the marketplace and new and used truck sales were impacted, resulting in a decline in the North American Class 8 new and used heavy-duty truck market. However, in 2017, we have seen improved conditions within PTL’s commercial truck rental business, an increase in the utilization rate of its fleet, and stabilization of used truck prices, which indicate the supply and demand balance may be improving.

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

Aggregate revenue and gross profit increased $372.4 million and $78.4 million, or 7.2% and 10.5%, respectively, during the three months ended September 30, 2017 and increased $758.2 million and $174.9 million, or 5.0% and 7.8%, respectively, during the nine months ended September 30, 2017, compared to the same periods in 2016. The increases are largely attributable to increases in used vehicle, finance and insurance, and service and parts revenue and gross profit from net dealership acquisitions.

Additionally, as our various exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to weaken against the U.S. Dollar, our U.K. results of operations would translate into less U.S. Dollar reported results. The British Pound weakened against the U.S. Dollar during the three and nine months ended September 30, 2017, compared to the same periods in 2016, which negatively impacted our reported results of operations. On June 23, 2016, the United Kingdom held a referendum in which a majority voted to exit the European Union (“Brexit vote”). The British Pound has weakened since the Brexit vote, with an average exchange rate of British Pounds to U.S. Dollars of 1.309 and 1.276 for the three and nine months ended September 30, 2017, respectively, compared to 1.313 and 1.393 for the same periods in 2016, a decrease of 0.3% and 8.4%, respectively. Foreign currency average rate fluctuations increased revenue and gross profit by $19.0 million and $3.1 million, respectively, for the three months ended September 30, 2017, and decreased revenue and gross profit by $453.4 million and $58.4 million, respectively, for the nine months ended September 30, 2017. Foreign currency average rate fluctuations reduced earnings per share from continuing operations by approximately $0.12 per share for the nine months ended September 30, 2017, and had no per share impact for the three months ended September 30, 2017. Excluding the impact of foreign currency average rate fluctuations, revenue and gross profit increased 6.9% and 10.1%, respectively, for the three months ended September 30, 2017, and increased 8.0% and 10.4%, respectively, for the nine months ended September 30, 2017.

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

Revenue Recognition

Dealership Vehicle, Parts and Service Sales. We record revenue when vehicles are delivered and title and risks of ownership have passed to the customer, when vehicle service or repair work is completed, and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenue). During the nine months ended September 30, 2017 and 2016,  we earned $506.9 million and $475.6 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $493.5 million and $463.7 million, respectively, were recorded as a reduction of cost of sales. The remaining $13.4 million and $11.9 million, respectively, were recorded as a reduction of selling, general and administrative expenses.

Dealership Finance and Insurance Sales. Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $25.0 million and $23.5 million as of September 30, 2017 and December 31, 2016, respectively.

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

Investments

We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $1,184.9 million and $893.4 million as of September 30, 2017 and December 31, 2016, respectively, including $1,109.5 million and $823.8 million relating to PTL as of September 30, 2017 and December 31, 2016, respectively. In July 2016, we increased our ownership interest in PTL from 9.0% to 23.4% as a result of our acquisition of an additional 14.4% ownership interest, and in September 2017, we acquired an additional 5.5% ownership interest, as discussed previously. We currently hold a 28.9% ownership interest in PTL.

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

Self-Insurance

We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, vehicle physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $29.8 million and $28.3 million as of September 30, 2017 and December 31, 2016, respectively.

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

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Retail Automotive Dealership New Vehicle Data

(In millions, except unit and per unit amounts)

			2017 vs. 2016
New Vehicle Data	2017	2016	Change	% Change
New retail unit sales	64,365	65,986	(1,621)	(2.5)%
Same-store new retail unit sales	61,860	65,920	(4,060)	(6.2)%
New retail sales revenue	$2,480.8	$2,449.2	$31.6	1.3%
Same-store new retail sales revenue	$2,362.1	$2,446.6	$(84.5)	(3.5)%
New retail sales revenue per unit	$38,542	$37,117	$1,425	3.8%
Same-store new retail sales revenue per unit	$38,185	$37,114	$1,071	2.9%
Gross profit — new	$185.2	$177.6	$7.6	4.3%
Same-store gross profit — new	$175.7	$177.4	$(1.7)	(1.0)%
Average gross profit per new vehicle retailed	$2,877	$2,691	$186	6.9%
Same-store average gross profit per new vehicle retailed	$2,841	$2,691	$150	5.6%
Gross margin % — new	7.5%	7.3%	0.2%	2.7%
Same-store gross margin % — new	7.4%	7.3%	0.1%	1.4%

Units

Retail unit sales of new vehicles decreased from 2016 to 2017 due to a 4,060 unit, or 6.2%, decrease in same-store new retail unit sales, offset by a 2,439 unit increase from net dealership acquisitions.  New units decreased 1.0% in the U.S. and decreased 4.7% internationally. Same-store units decreased 3.3% in the U.S., primarily due to a decline in premium brand sales, and decreased 10.5% internationally, primarily due to a decline in sales in Germany.

Revenues

New vehicle retail sales revenue increased from 2016 to 2017 due to a  $116.1 million increase from net dealership acquisitions, offset by an $84.5 million, or 3.5%, decrease in same-store revenues. Excluding $4.7 million of favorable foreign currency fluctuations, same-store new retail revenue decreased 3.6%. The same-store revenue decrease is due to a decrease in same-store unit sales, which decreased revenue by $150.7 million, offset by a $1,071 per unit increase in comparative average selling prices (including a $77 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $66.2 million.

Gross Profit

Retail gross profit from new vehicle sales increased from 2016 to 2017 due to a $9.3 million increase from net dealership acquisitions, offset by a $1.7 million, or 1.0%, decrease in same-store gross profit. Excluding $0.7 million of favorable foreign currency fluctuations, same-store gross profit decreased 1.4%. The decrease in same-store gross profit is due to a decrease in same-store new retail unit sales, which decreased gross profit by $10.9 million, offset by a $150 per unit increase in the average gross profit per new vehicle retailed (including a $12 per unit increase attributable to favorable foreign currency fluctuations), which increased gross profit by $9.2 million.

Retail Automotive Dealership Used Vehicle Data

(In millions, except unit and per unit amounts)

			2017 vs. 2016
Used Vehicle Data	2017	2016	Change	% Change
Used retail unit sales	65,892	52,536	13,356	25.4%
Same-store used retail unit sales	53,081	52,468	613	1.2%
Used retail sales revenue	$1,669.5	$1,440.3	$229.2	15.9%
Same-store used retail sales revenue	$1,463.0	$1,438.8	$24.2	1.7%
Used retail sales revenue per unit	$25,337	$27,415	$(2,078)	(7.6)%
Same-store used retail sales revenue per unit	$27,561	$27,422	$139	0.5%
Gross profit — used	$94.5	$83.7	$10.8	12.9%
Same-store gross profit — used	$78.7	$83.5	$(4.8)	(5.7)%
Average gross profit per used vehicle retailed	$1,434	$1,592	$(158)	(9.9)%
Same-store average gross profit per used vehicle retailed	$1,482	$1,592	$(110)	(6.9)%
Gross margin % — used	5.7%	5.8%	(0.1)%	(1.7)%
Same-store gross margin % — used	5.4%	5.8%	(0.4)%	(6.9)%

Units

Retail unit sales of used vehicles increased from 2016 to 2017 due to a 12,743 unit increase from net dealership acquisitions, coupled with a 613 unit, or 1.2%, increase in same-store used retail unit sales. Used units increased 48.2% internationally and increased 10.0% in the U.S. These increases are primarily due to our 2017 acquisitions of the stand-alone used vehicle dealerships in the U.S. and the U.K., CarSense and CarShop, respectively. Same-store units increased 7.8% internationally and decreased 3.3% in the U.S.

Revenues

Used vehicle retail sales revenue increased from 2016 to 2017 due to a $205.0 million increase from net dealership acquisitions, coupled with a $24.2 million, or 1.7%, increase in same-store revenues. Excluding $1.8 million of favorable foreign currency fluctuations, same-store used retail revenue increased 1.6%. The same-store revenue increase is primarily due to an increase in same-store used retail unit sales, which increased revenue by $16.9 million, coupled with a $139 per unit increase in comparative average selling prices (including a $33 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $7.3 million. The overall decrease in used retail sales revenue per unit is primarily due to lower selling prices from our stand-alone used vehicle dealerships in the U.S. and the U.K., which reduced used retail sales revenue per unit by $2,387.

Gross Profit

Retail gross profit from used vehicle sales increased from 2016 to 2017 due to a $15.6 million increase from net dealership acquisitions, offset by a $4.8 million, or 5.7%, decrease in same-store gross profit. Excluding $0.1 million of favorable foreign currency fluctuations, same-store gross profit decreased 5.9%. The decrease in same-store gross profit is due to a $110 per unit decrease in average gross profit per used vehicle retailed (offset by a $2 per unit increase attributable to favorable foreign currency fluctuations), which decreased gross profit by $5.7 million, offset by an increase in same-store used retail unit sales, which increased gross profit by $0.9 million.

Retail Automotive Dealership Finance and Insurance Data

(In millions, except unit and per unit amounts)

			2017 vs. 2016
Finance and Insurance Data	2017	2016	Change	% Change
Total retail unit sales	130,257	118,522	11,735	9.9%
Total same-store retail unit sales	114,941	118,388	(3,447)	(2.9)%
Finance and insurance revenue	$152.0	$129.0	$23.0	17.8%
Same-store finance and insurance revenue	$135.4	$128.9	$6.5	5.0%
Finance and insurance revenue per unit	$1,167	$1,088	$79	7.3%
Same-store finance and insurance revenue per unit	$1,178	$1,089	$89	8.2%

Finance and insurance revenue increased from 2016 to 2017 due to a $16.5 million increase from net dealership acquisitions, coupled with a $6.5 million, or 5.0%,  increase in same-store revenues. Excluding $0.1 million of favorable foreign currency fluctuations, same-store finance and insurance revenue increased 5.0%. The same-store revenue increase is due an $89 per unit increase in finance and insurance revenue per unit, which increased revenue by $10.3 million, offset by a decrease in same-store retail unit sales, which decreased revenue by $3.8 million. We believe the increase in same-store finance and insurance revenue per unit is primarily due to our efforts to increase finance and insurance revenue, which include adding resources to target underperforming locations, product penetration, and changes to product portfolios.

Retail Automotive Dealership Service and Parts Data

(In millions)

			2017 vs. 2016
Service and Parts Data	2017	2016	Change	% Change
Service and parts revenue	$520.9	$492.2	$28.7	5.8%
Same-store service and parts revenue	$498.8	$491.3	$7.5	1.5%
Gross profit — service and parts	$308.0	$280.9	$27.1	9.6%
Same-store service and parts gross profit	$293.1	$280.4	$12.7	4.5%
Gross margin % — service and parts	59.1%	57.1%	2.0%	3.5%
Same-store service and parts gross margin %	58.8%	57.1%	1.7%	3.0%

Revenues

Service and parts revenue increased from 2016 to 2017, with an increase of 13.9% internationally and 2.4% in the U.S. The overall increase in service and parts revenue is due to a $21.2 million increase from net dealership acquisitions, coupled with a $7.5 million, or 1.5%, increase in same-store revenues during the period. Excluding $1.1 million of favorable foreign currency fluctuations, same-store service and parts revenue increased 1.3%. The increase in same-store revenue is due to a $10.1 million, or 8.4%, increase in warranty revenue, and a $0.2 million, or 0.5%, increase in vehicle preparation and body shop revenue, offset by a $2.8 million, or 0.8%, decrease in customer pay revenue.

Gross Profit

Service and parts gross profit increased from 2016 to 2017 due to a $14.4 million increase from net dealership acquisitions, coupled with a $12.7 million, or 4.5%, increase in same-store gross profit during the period. Excluding $0.5 million of favorable foreign currency fluctuations, same-store gross profit increased 4.4%. The same-store gross profit increase is due to a 1.7% increase in gross margin, which increased gross profit by $8.3 million, coupled with the increase in same-store revenues, which increased gross profit by $4.4 million. The same-store gross profit increase is due to a $7.1 million, or 11.6%, increase in warranty gross profit, a  $5.0 million, or 3.3%, increase in customer pay gross profit, and a  $0.6 million, or 0.9%, increase in vehicle preparation and body shop gross profit.

Retail Commercial Truck Dealership Data

(In millions, except unit and per unit amounts)

Premier Truck Group generated $299.6 million of revenue during the three months ended September 30, 2017 compared to $266.1 million of revenue during the three months ended September 30, 2016, an increase of 12.6%. Premier Truck Group generated $44.3 million of gross profit during the three months ended September 30, 2017 compared to $38.2 million of gross profit during the three months ended September 30, 2016, an increase of 16.0%.

			2017 vs. 2016
New Commercial Truck Data	2017	2016	Change	% Change
New retail unit sales	1,632	1,668	(36)	(2.2)%
Same-store new retail unit sales	1,620	1,668	(48)	(2.9)%
New retail sales revenue	$184.3	$168.8	$15.5	9.2%
Same-store new retail sales revenue	$182.8	$168.8	$14.0	8.3%
New retail sales revenue per unit	$112,907	$101,202	$11,705	11.6%
Same-store new retail sales revenue per unit	$112,861	$101,202	$11,659	11.5%
Gross profit — new	$7.9	$6.2	$1.7	27.4%
Same-store gross profit — new	$7.8	$6.2	$1.6	25.8%
Average gross profit per new truck retailed	$4,822	$3,699	$1,123	30.4%
Same-store average gross profit per new truck retailed	$4,810	$3,699	$1,111	30.0%
Gross margin % — new	4.3%	3.7%	0.6%	16.2%
Same-store gross margin % — new	4.3%	3.7%	0.6%	16.2%

Units

Retail unit sales of new trucks decreased from 2016 to 2017 due to a  48 unit decrease in same-store retail unit sales, offset partially by an increase from net dealership acquisitions. Same-store new truck units decreased 2.9% from 2016 to 2017, primarily due to the recent declines in North American Class 8 heavy-duty truck sales. However, timing of deliveries expected in the later months of 2017 have contributed to recent improvements in the market, with the North American Class 8 heavy-duty truck market increasing 11.9% during the three months ended September 30, 2017. With recent improvements in market conditions, we expect to see stronger new truck sales during the remainder of the year when compared to last year.

Revenues

New commercial truck retail sales revenue increased from 2016 to 2017 due to a $14.0 million increase in same-store revenues, coupled with a $1.5 million increase from net dealership acquisitions. The same-store revenue increase is due to an $11,659 per unit increase in comparative average selling prices, which increased revenue by $18.9 million, offset by the decrease in same-store new retail unit sales, which decreased revenue by $4.9 million.

Gross Profit

New commercial truck retail gross profit increased from 2016 to 2017 due to a $1.6 million increase in same-store gross profit, coupled with a $0.1 million increase from net dealership acquisitions. The increase in same-store gross profit is due to a  $1,111 per unit increase in average gross profit per new truck retailed, which increased gross profit by $1.8 million, offset by the decrease in same-store new retail unit sales, which decreased gross profit by $0.2 million.

			2017 vs. 2016
Used Commercial Truck Data	2017	2016	Change	% Change
Used retail unit sales	464	226	238	105.3%
Same-store used retail unit sales	464	226	238	105.3%
Used retail sales revenue	$25.7	$11.3	$14.4	127.4%
Same-store used retail sales revenue	$25.7	$11.3	$14.4	127.4%
Used retail sales revenue per unit	$55,387	$49,999	$5,388	10.8%
Same-store used retail sales revenue per unit	$55,387	$49,999	$5,388	10.8%
Gross profit — used	$2.6	$(0.3)	$2.9	966.7%
Same-store gross profit — used	$2.6	$(0.3)	$2.9	966.7%
Average gross profit per used truck retailed	$5,500	$(1,431)	$6,931	484.3%
Same-store average gross profit per used truck retailed	$5,500	$(1,431)	$6,931	484.3%
Gross margin % — used	10.1%	(2.7)%	12.8%	474.1%
Same-store gross margin % — used	10.1%	(2.7)%	12.8%	474.1%

Units

Retail unit sales of used trucks increased from 2016 to 2017 due to a  238 unit increase in same-store retail unit sales. The increase from 2016 to 2017 is primarily due to a more stable used truck pricing environment due in part to a reduction in excess capacity in the market and our ability to proactively manage our used truck inventory through the purchase and sale of more desirable trucks.

Revenues

Used commercial truck retail sales revenue increased from 2016 to 2017 due to a $14.4 million increase in same-store revenues. The same-store revenue increase is due to the increase in same-store used retail unit sales, which increased revenue by $13.2 million, coupled with a $5,388 per unit increase in comparative average selling prices, which increased revenue by $1.2 million.

Gross Profit

Used commercial truck retail gross profit increased from 2016 to 2017 due to a $2.9 million increase in same-store gross profit. The increase in same-store gross profit is due to a $6,931 per unit increase in average gross profit per used truck retailed, which increased gross profit by $1.6 million, coupled with the increase in same-store used retail unit sales, which increased gross profit by $1.3 million.

			2017 vs. 2016
Service and Parts Data	2017	2016	Change	% Change
Service and parts revenue	$83.3	$81.5	$1.8	2.2%
Same-store service and parts revenue	$82.6	$81.5	$1.1	1.3%
Gross profit — service and parts	$31.7	$30.0	$1.7	5.7%
Same-store service and parts gross profit	$31.3	$30.0	$1.3	4.3%
Gross margin % — service and parts	38.1%	36.8%	1.3%	3.5%
Same-store service and parts gross margin %	37.9%	36.8%	1.1%	3.0%

Revenues

Service and parts revenue increased from 2016 to 2017 due to a $1.1 million increase in same-store revenues, coupled with a $0.7 million increase from net dealership acquisitions. Customer pay work represents approximately 85% of PTG’s service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The increase in same-store revenue is due to a $2.0 million, or 2.9%, increase in customer pay revenue, offset by a $0.6 million, or 5.8%, decrease in warranty revenue, and a $0.3 million, or 9.4%, decrease in body shop revenue.

Gross Profit

Service and parts gross profit increased from 2016 to 2017 due to a $1.3 million increase in same-store gross profit, coupled with a $0.4 million increase from net dealership acquisitions. The same-store gross profit increase is due to a  1.1% increase in gross margin, which increased gross profit by $0.9 million, coupled with the increase in same-store revenues, which increased gross profit by $0.4 million. The same-store gross profit increase is due to a $1.6 million, or 7.3%, increase in customer pay gross profit, offset by a $0.3 million, or 6.0%, decrease in warranty gross profit.

Commercial Vehicle Distribution Data

(In millions, except unit amounts)

Our commercial vehicle distribution business is comprised of our Penske Commercial Vehicles Australia business and our Penske Power Systems business. These businesses generated $138.3 million of revenue during the three months ended September 30, 2017 compared to $109.1 million of revenue during the three months ended September 30, 2016, an increase of 26.8%.  Excluding $4.9 million of favorable foreign currency fluctuations, revenues increased 22.3%. These businesses generated $33.7 million of gross profit during the three months ended September 30, 2017 compared to $30.4 million of gross profit during the three months ended September 30, 2016, an increase of 10.9%. Excluding $1.1 million of favorable foreign currency fluctuations, gross profit increased 7.2%.

			2017 vs. 2016
Penske Commercial Vehicles Australia Data	2017	2016	Change	% Change
Vehicle and parts unit sales	348	247	101	40.9%
Sales revenue	$70.7	$57.1	$13.6	23.8%
Gross profit	$10.2	$9.2	$1.0	10.9%

The increase in revenue and gross profit of PCV Australia from 2016 to 2017 is primarily attributable to an overall improvement in market conditions, as well as new business gained in military truck supply and service. In addition, the recent strengthening of the Australian Dollar versus the U.S. Dollar and British Pound, including the pricing impact on the products purchased by PCV Australia from these countries, has contributed to an improvement in gross margin.

			2017 vs. 2016
Penske Power Systems Data	2017	2016	Change	% Change
Sales revenue	$67.6	$52.0	$15.6	30.0%
Gross profit	$23.5	$21.2	$2.3	10.8%

The increase in revenue and gross profit of PPS from 2016 to 2017 is primarily attributable to continued new order growth when compared to the same period last year, as well as the addition of Western Star and MAN franchises at select branches, being appointed the sole franchisee for PCV Australia in several key markets, and improving economic conditions.

Selling, General and Administrative Data

(In millions)

			2017 vs. 2016
Selling, General and Administrative Data	2017	2016	Change	% Change
Personnel expense	$366.1	$327.8	$38.3	11.7%
Advertising expense	$29.4	$26.2	$3.2	12.2%
Rent & related expense	$84.6	$72.7	$11.9	16.4%
Other expense	$166.0	$154.5	$11.5	7.4%
Total SG&A expenses	$646.1	$581.2	$64.9	11.2%
Same-store SG&A expenses	$602.2	$579.8	$22.4	3.9%

Personnel expense as % of gross profit	44.5%	44.0%	0.5%	1.1%
Advertising expense as % of gross profit	3.6%	3.5%	0.1%	2.9%
Rent & related expense as % of gross profit	10.3%	9.8%	0.5%	5.1%
Other expense as % of gross profit	20.1%	20.8%	(0.7)%	(3.4)%
Total SG&A expenses as % of gross profit	78.5%	78.1%	0.4%	0.5%
Same-store SG&A expenses as % of same-store gross profit	78.7%	78.1%	0.6%	0.8%

Selling, general and administrative expenses (“SG&A”) increased from 2016 to 2017 due to a $42.5 million increase from net acquisitions, coupled with a $22.4 million, or 3.9%, increase in same-store SG&A. Excluding the $2.3 million increase related to foreign currency fluctuations, same-store SG&A increased 3.5%. The increase in SG&A is primarily due to an increase in variable personnel expenses as a result of the 10.5% increase in gross profit compared to the prior year. SG&A as a percentage of gross profit was 78.5%, an increase of 40 basis points compared to 78.1% in the prior year. SG&A expenses as a percentage of total revenue was 11.7% and 11.3% in the three months ended September 30, 2017 and 2016, respectively.

Depreciation

(In millions)

			2017 vs. 2016
	2017	2016	Change	% Change
Depreciation	$24.3	$21.5	$2.8	13.0%

Depreciation increased from 2016 to 2017 due to a $1.8 million, or 8.4%, increase in same-store depreciation, coupled with a $1.0 million increase from net acquisitions. The overall increase is primarily related to our ongoing facility improvements and expansion programs.

Floor Plan Interest Expense

(In millions)

			2017 vs. 2016
	2017	2016	Change	% Change
Floor plan interest expense	$16.4	$11.9	$4.5	37.8%

Floor plan interest expense increased from 2016 to 2017 due to a $3.9 million, or 32.8%, increase in same-store floor plan interest expense, coupled with a $0.6 million increase from net dealership acquisitions. The overall increase is primarily due to increases in the amounts outstanding under floor plan arrangements, due in part to increased levels of inventory, and increases in applicable rates.

Other Interest Expense

(In millions)

			2017 vs. 2016
	2017	2016	Change	% Change
Other interest expense	$27.8	$25.1	$2.7	10.8%

Other interest expense increased from 2016 to 2017 primarily due to the issuance of our $300.0 million 3.75% senior subordinated notes in August 2017, as well as an increase in outstanding revolver borrowings under the U.S. and U.K. credit agreements and our Australia working capital loan agreement, as well as an increase in applicable rates.

Equity in Earnings of Affiliates

(In millions)

			2017 vs. 2016
	2017	2016	Change	% Change
Equity in earnings of affiliates	$30.9	$25.6	$5.3	20.7%

Equity in earnings of affiliates increased from 2016 to 2017 primarily due to an increase in our investment in PTL from 9.0% to 23.4% in July 2016 and from 23.4% to 28.9% in September 2017. Equity in earnings of affiliates from PTL increased by $6.3 million from 2016 to 2017. This increase was offset by a decrease in earnings from our retail automotive joint ventures in Germany and Spain.

Income Taxes

(In millions)

			2017 vs. 2016
	2017	2016	Change	% Change
Income taxes	$44.7	$41.7	$3.0	7.2%

Income taxes increased from 2016 to 2017 due to an $8.8 million increase in our pretax income and an increase in our effective tax rate compared to the prior year.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Retail Automotive Dealership New Vehicle Data

(In millions, except unit and per unit amounts)

			2017 vs. 2016
New Vehicle Data	2017	2016	Change	% Change
New retail unit sales	187,377	186,909	468	0.3%
Same-store new retail unit sales	175,726	184,087	(8,361)	(4.5)%
New retail sales revenue	$7,189.9	$7,178.4	$11.5	0.2%
Same-store new retail sales revenue	$6,735.8	$7,081.8	$(346.0)	(4.9)%
New retail sales revenue per unit	$38,371	$38,406	$(35)	(0.1)%
Same-store new retail sales revenue per unit	$38,331	$38,470	$(139)	(0.4)%
Gross profit — new	$552.6	$546.2	$6.4	1.2%
Same-store gross profit — new	$513.9	$538.4	$(24.5)	(4.6)%
Average gross profit per new vehicle retailed	$2,949	$2,922	$27	0.9%
Same-store average gross profit per new vehicle retailed	$2,924	$2,925	$(1)	(0.0)%
Gross margin % — new	7.7%	7.6%	0.1%	1.3%
Same-store gross margin % — new	7.6%	7.6%	—%	—%

Units

Retail unit sales of new vehicles increased from 2016 to 2017 due to an 8,829 unit increase from net dealership acquisitions, offset by an 8,361 unit, or 4.5%, decrease in same-store new retail unit sales. New units decreased 2.0% in the U.S. and increased 3.7% internationally. Same-store units decreased 4.0% in the U.S., primarily due to a decline in premium and domestic brand sales. Same-store units decreased 5.5% internationally, primarily due to a decline in sales in Germany that offset the strength of our premium brand sales in the U.K.

Revenues

New vehicle retail sales revenue increased from 2016 to 2017 due to a $357.5 million increase from net dealership acquisitions, offset by a $346.0 million, or 4.9%, decrease in same-store revenues. Excluding $208.5 million of negative foreign currency fluctuations, same-store new retail revenue decreased 1.9%. The same-store revenue decrease is due to a decrease in same-store new retail unit sales, which decreased revenue by $321.6 million, coupled with a  $139 per unit decrease in comparative average selling prices (including a $1,187 per unit decrease attributable to negative foreign currency fluctuations), which decreased revenue by $24.4 million.

Gross Profit

Retail gross profit from new vehicle sales increased from 2016 to 2017 due to a $30.9 million increase from net dealership acquisitions, offset by a $24.5 million, or 4.6%, decrease in same-store gross profit. Excluding $16.9 million of negative foreign currency fluctuations, same-store gross profit decreased 1.4%. The decrease in same-store gross profit is due to a decrease in same-store new retail unit sales, which decreased gross profit by $24.4 million, coupled with a per unit decrease in the average gross profit per new vehicle retailed (including a $96 per unit decrease attributable to negative foreign currency fluctuations), which decreased gross profit by $0.1 million.

Retail Automotive Dealership Used Vehicle Data

(In millions, except unit and per unit amounts)

			2017 vs. 2016
Used Vehicle Data	2017	2016	Change	% Change
Used retail unit sales	194,384	158,213	36,171	22.9%
Same-store used retail unit sales	155,732	156,186	(454)	(0.3)%
Used retail sales revenue	$4,850.6	$4,331.5	$519.1	12.0%
Same-store used retail sales revenue	$4,209.2	$4,273.0	$(63.8)	(1.5)%
Used retail sales revenue per unit	$24,954	$27,377	$(2,423)	(8.9)%
Same-store used retail sales revenue per unit	$27,028	$27,359	$(331)	(1.2)%
Gross profit — used	$282.4	$257.8	$24.6	9.5%
Same-store gross profit — used	$234.7	$255.1	$(20.4)	(8.0)%
Average gross profit per used vehicle retailed	$1,453	$1,629	$(176)	(10.8)%
Same-store average gross profit per used vehicle retailed	$1,507	$1,634	$(127)	(7.8)%
Gross margin % — used	5.8%	6.0%	(0.2)%	(3.3)%
Same-store gross margin % — used	5.6%	6.0%	(0.4)%	(6.7)%

Units

Retail unit sales of used vehicles increased from 2016 to 2017 due to a 36,625 unit increase from net dealership acquisitions, offset by  a 454 unit, or 0.3%, decrease in same-store used retail unit sales. Used units increased 39.7% internationally and increased 10.9% in the U.S. These increases are primarily due to our 2017 acquisitions of the stand-alone used vehicle dealerships in the U.S. and the U.K., CarSense and CarShop, respectively. Same-store units increased 1.8% internationally and decreased 1.7% in the U.S.

Revenues

Used vehicle retail sales revenue increased from 2016 to 2017 due to a $582.9 million increase from net dealership acquisitions, offset by a $63.8 million, or 1.5%, decrease in same-store revenues. Excluding $169.9 million of negative foreign currency fluctuations, same-store used retail revenue increased 2.5%. The same-store revenue decrease is primarily due to a $331 per unit decrease in comparative average selling prices (including a $1,091 per unit decrease attributable to negative foreign currency fluctuations), which decreased revenue by $51.5 million, coupled with a decrease in same-store used retail unit sales, which decreased revenue by $12.3 million. The overall decrease in used retail sales revenue per unit is primarily due to lower selling prices from our stand-alone used vehicle dealerships in the U.S. and the U.K., which reduced used retail sales revenue per unit by $2,019.

Gross Profit

Retail gross profit from used vehicle sales increased from 2016 to 2017 due to a $45.0 million increase from net dealership acquisitions, offset by a $20.4 million, or 8.0%,  decrease in same-store gross profit. Excluding $8.5 million of negative foreign currency fluctuations, same-store gross profit decreased 4.7%. The decrease in same-store gross profit is due to a $127 per unit decrease in average gross profit per used vehicle retailed (including a  $54 per unit decrease attributable to negative foreign currency fluctuations), which decreased gross profit by $19.7 million, coupled with a decrease in same-store used retail unit sales, which decreased gross profit by $0.7 million.

Retail Automotive Dealership Finance and Insurance Data

(In millions, except unit and per unit amounts)

			2017 vs. 2016
Finance and Insurance Data	2017	2016	Change	% Change
Total retail unit sales	381,761	345,122	36,639	10.6%
Total same-store retail unit sales	331,458	340,273	(8,815)	(2.6)%
Finance and insurance revenue	$436.6	$373.1	$63.5	17.0%
Same-store finance and insurance revenue	$385.7	$369.2	$16.5	4.5%
Finance and insurance revenue per unit	$1,144	$1,081	$63	5.8%
Same-store finance and insurance revenue per unit	$1,164	$1,085	$79	7.3%

Finance and insurance revenue increased from 2016 to 2017 due to a $47.0 million increase from net dealership acquisitions, coupled with a $16.5 million, or 4.5%, increase in same-store revenues. Excluding $12.7 million of negative foreign currency fluctuations, same-store finance and insurance revenue increased 7.9%. The same-store revenue increase is due to a $79 per unit increase in comparative average selling prices (offset by a $38 per unit decrease attributable to negative foreign currency fluctuations), which increased revenue by $26.1 million, offset by the decrease in same-store retail unit sales, which decreased revenue by $9.6 million. We believe the increase in same-store finance and insurance revenue per unit, particularly in the U.S., is primarily due to our efforts to increase finance and insurance revenue, which include adding resources to target underperforming locations, product penetration, and changes to product portfolios.

Retail Automotive Dealership Service and Parts Data

(In millions)

			2017 vs. 2016
Service and Parts Data	2017	2016	Change	% Change
Service and parts revenue	$1,540.1	$1,466.5	$73.6	5.0%
Same-store service and parts revenue	$1,467.1	$1,455.8	$11.3	0.8%
Gross profit — service and parts	$911.4	$851.0	$60.4	7.1%
Same-store service and parts gross profit	$863.2	$844.3	$18.9	2.2%
Gross margin % — service and parts	59.2%	58.0%	1.2%	2.1%
Same-store service and parts gross margin %	58.8%	58.0%	0.8%	1.4%

Revenues

Service and parts revenue increased from 2016 to 2017, with an increase of 6.8% internationally and 4.2% in the U.S. The overall increase in service and parts revenue is due to a $62.3 million increase from net dealership acquisitions, coupled with an $11.3 million, or 0.8%, increase in same-store revenues during the period. Excluding $32.9 million of negative foreign currency fluctuations, same-store service and parts revenue increased 3.0%. The increase in same-store revenue is due to a $32.9 million, or 9.6%, increase in warranty revenue, offset by a $21.1 million, or 2.1%, decrease in customer pay revenue, and a $0.5 million, or 0.4%, decrease in vehicle preparation and body shop revenue.

Gross Profit

Service and parts gross profit increased from 2016 to 2017 due to a $41.5 million increase from net dealership acquisitions, coupled with an $18.9 million, or 2.2%, increase in same-store gross profit during the period. Excluding $20.2 million of negative foreign currency fluctuations, same-store gross profit increased 4.6%. The same-store gross profit increase is due to a 0.8% increase in gross margin, which increased gross profit by $12.3 million, coupled with the increase in same-store revenues, which increased gross profit by $6.6 million. The same-store gross profit increase is due to a $22.9 million, or 13.1%, increase in warranty gross profit, and a  $1.6 million, or 0.8%, increase in vehicle preparation and body shop gross profit, offset by a $5.6 million, or 1.2%, decrease in customer pay gross profit.

Retail Commercial Truck Dealership Data

(In millions, except unit and per unit amounts)

Premier Truck Group generated $739.8 million of revenue during the nine months ended September 30, 2017 compared to $782.3 million of revenue during the nine months ended September 30, 2016, a decrease of 5.4%. Premier Truck Group generated $120.7 million of gross profit during the nine months ended September 30, 2017 compared to $109.7 million of gross profit during the nine months ended September 30, 2016, an increase of 10.0%.

			2017 vs. 2016
New Commercial Truck Data	2017	2016	Change	% Change
New retail unit sales	3,932	4,777	(845)	(17.7)%
Same-store new retail unit sales	3,303	4,155	(852)	(20.5)%
New retail sales revenue	$411.5	$497.5	$(86.0)	(17.3)%
Same-store new retail sales revenue	$336.3	$430.2	$(93.9)	(21.8)%
New retail sales revenue per unit	$104,631	$104,145	$486	0.5%
Same-store new retail sales revenue per unit	$101,830	$103,549	$(1,719)	(1.7)%
Gross profit — new	$17.4	$18.7	$(1.3)	(7.0)%
Same-store gross profit — new	$14.6	$16.6	$(2.0)	(12.0)%
Average gross profit per new truck retailed	$4,426	$3,905	$521	13.3%
Same-store average gross profit per new truck retailed	$4,430	$3,990	$440	11.0%
Gross margin % — new	4.2%	3.8%	0.4%	10.5%
Same-store gross margin % — new	4.3%	3.9%	0.4%	10.3%

Units

Retail unit sales of new trucks decreased from 2016 to 2017 primarily due to an 852 unit decrease in same-store retail unit sales, offset partially by an increase from net dealership acquisitions. Same-store new truck units decreased 20.5% from 2016 to 2017,  primarily due to the year over year decline in North American Class 8 heavy-duty truck sales and timing of deliveries expected in the later months of 2017. Although the North American Class 8 heavy-duty truck market declined 7.1% during the nine months ended September 30, 2017, with recent improvements in market conditions, we expect to see stronger new truck sales during the remainder of the year when compared to last year.

Revenues

New commercial truck retail sales revenue decreased from 2016 to 2017 due to a $93.9 million decrease in same-store revenues, offset by a $7.9 million increase from net dealership acquisitions. The same-store revenue decrease is due to the decrease in same-store new retail unit sales, which decreased revenue by $88.2 million, coupled with a $1,719 per unit decrease in comparative average selling prices, which decreased revenue by $5.7 million.

Gross Profit

New commercial truck retail gross profit decreased from 2016 to 2017 due to a $2.0 million decrease in same-store gross profit, offset by a $0.7 million increase from net dealership acquisitions. The decrease in same-store gross profit is due to the decrease in same-store new retail unit sales, which decreased gross profit by $3.4 million, offset by a $440 per unit increase in average gross profit per new truck retailed, which increased gross profit by $1.4 million.

			2017 vs. 2016
Used Commercial Truck Data	2017	2016	Change	% Change
Used retail unit sales	1,230	771	459	59.5%
Same-store used retail unit sales	1,070	755	315	41.7%
Used retail sales revenue	$67.9	$38.6	$29.3	75.9%
Same-store used retail sales revenue	$60.0	$37.8	$22.2	58.7%
Used retail sales revenue per unit	$55,158	$49,991	$5,167	10.3%
Same-store used retail sales revenue per unit	$56,098	$50,072	$6,026	12.0%
Gross profit — used	$6.1	$(1.3)	$7.4	569.2%
Same-store gross profit — used	$5.7	$(1.4)	$7.1	507.1%
Average gross profit per used truck retailed	$4,912	$(1,681)	$6,593	392.2%
Same-store average gross profit per used truck retailed	$5,291	$(1,806)	$7,097	393.0%
Gross margin % — used	9.0%	(3.4)%	12.4%	364.7%
Same-store gross margin % — used	9.5%	(3.7)%	13.2%	356.8%

Units

Retail unit sales of used trucks increased from 2016 to 2017 due to  a 315 unit increase in same-store retail unit sales, coupled with a 144 unit increase from net dealership acquisitions. The overall increase from 2016 to 2017 is primarily due to a more stable used truck pricing environment due in part to a reduction in excess capacity in the market and our ability to proactively manage our used truck inventory through the purchase and sale of more desirable trucks.

Revenues

Used commercial truck retail sales revenue increased from 2016 to 2017 due to a $22.2 million increase in same-store revenues, coupled with a $7.1 million increase from net dealership acquisitions. The same-store revenue increase is due to the increase in same-store used retail unit sales, which increased revenue by $17.7 million, coupled with a $6,026 per unit increase in comparative average selling prices, which increased revenue by $4.5 million.

Gross Profit

Used commercial truck retail gross profit increased from 2016 to 2017 due to a $7.1 million increase in same-store gross profit, coupled with a $0.3 million increase from net dealership acquisitions. The increase in same-store gross profit is due to a $7,097 per unit increase in average gross profit per used truck retailed, which increased gross profit by $5.4 million, coupled with the increase in same-store used retail unit sales, which increased gross profit by $1.7 million.

			2017 vs. 2016
Service and Parts Data	2017	2016	Change	% Change
Service and parts revenue	$244.6	$232.2	$12.4	5.3%
Same-store service and parts revenue	$212.5	$214.4	$(1.9)	(0.9)%
Gross profit — service and parts	$90.8	$85.7	$5.1	6.0%
Same-store service and parts gross profit	$80.3	$80.0	$0.3	0.4%
Gross margin % — service and parts	37.1%	36.9%	0.2%	0.5%
Same-store service and parts gross margin %	37.8%	37.3%	0.5%	1.3%

Revenues

Service and parts revenue increased from 2016 to 2017 due to a $14.3 million increase from net dealership acquisitions, offset by a $1.9 million decrease in same-store revenues. Customer pay work represents approximately 86% of PTG’s service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The decrease in same-store revenue is due to a $1.7 million, or 6.3%, decrease in warranty revenue, and a $1.2 million, or 12.9%, decrease in body shop revenue, offset by a $1.0 million, or 0.6%, increase in customer pay revenue. The decrease in same-store service and parts revenue is largely due to the decline in wholesale parts sales due to fewer trucks in operation related to the excess capacity seen in the marketplace over the last twelve months.

Gross Profit

Service and parts gross profit increased from 2016 to 2017 due to a $4.8 million increase from net dealership acquisitions, coupled with a $0.3 million increase in same-store gross profit. The same-store gross profit increase is due to a  0.5% increase in gross margin, which increased gross profit by $1.0 million, offset by the decrease in same-store revenues, which decreased gross profit by $0.7 million. The same-store gross profit increase is due to a $2.3 million, or 4.0%, increase in customer pay gross profit, offset by a $1.1 million, or 8.4%, decrease in warranty gross profit, and a $0.9 million, or 9.7%, decrease in body shop gross profit.

Commercial Vehicle Distribution Data

(In millions, except unit amounts)

Our commercial vehicle distribution business is comprised of our Penske Commercial Vehicles Australia business and our Penske Power Systems business. These businesses generated $363.4 million of revenue during the nine months ended September 30, 2017 compared to $312.7 million of revenue during the nine months ended September 30, 2016, an increase of 16.2%. Excluding $11.7 million of favorable foreign currency fluctuations, revenues increased 12.5%. These businesses generated $94.2 million of gross profit during the nine months ended September 30, 2017 compared to $85.0 million of gross profit during the nine months ended September 30, 2016, an increase of 10.8%. Excluding $3.0 million of favorable foreign currency fluctuations, gross profit increased 7.3%.

			2017 vs. 2016
Penske Commercial Vehicles Australia Data	2017	2016	Change	% Change
Vehicle and parts unit sales	1,013	779	234	30.0%
Sales revenue	$191.6	$163.8	$27.8	17.0%
Gross profit	$32.2	$26.0	$6.2	23.8%

The increase in revenue and gross profit of PCV Australia from 2016 to 2017 is primarily attributable to an overall improvement in market conditions, as well as new business gained in military truck supply and service. In addition, the recent strengthening of the Australian Dollar versus the U.S. Dollar and British Pound, including the pricing impact on the products purchased by PCV Australia from these countries, has contributed to an improvement in gross margin.

			2017 vs. 2016
Penske Power Systems Data	2017	2016	Change	% Change
Sales revenue	$171.8	$148.9	$22.9	15.4%
Gross profit	$62.0	$59.0	$3.0	5.1%

The increase in revenue and gross profit of PPS from 2016 to 2017 is primarily attributable to continued new order growth when compared to the same period last year, as well as the addition of Western Star and MAN franchises at select branches, being appointed the sole franchisee for PCV Australia in several key markets, and improving economic conditions.

Selling, General and Administrative Data

(In millions)

			2017 vs. 2016
Selling, General and Administrative Data	2017	2016	Change	% Change
Personnel expense	$1,073.3	$989.9	$83.4	8.4%
Advertising expense	$87.5	$76.6	$10.9	14.2%
Rent & related expense	$239.8	$218.4	$21.4	9.8%
Other expense	$469.2	$437.9	$31.3	7.1%
Total SG&A expenses	$1,869.8	$1,722.8	$147.0	8.5%
Same store SG&A expenses	$1,714.2	$1,695.2	$19.0	1.1%

Personnel expense as % of gross profit	44.5%	44.2%	0.3%	0.7%
Advertising expense as % of gross profit	3.6%	3.4%	0.2%	5.9%
Rent & related expense as % of gross profit	9.9%	9.7%	0.2%	2.1%
Other expense as % of gross profit	19.5%	19.6%	(0.1)%	(0.5)%
Total SG&A expenses as % of gross profit	77.5%	76.9%	0.6%	0.8%
Same store SG&A expenses as % of same store gross profit	77.5%	76.8%	0.7%	0.9%

Selling, general and administrative expenses (“SG&A”) increased from 2016 to 2017 due to a $128.0 million increase from net acquisitions, coupled with a $19.0 million, or 1.1%, increase in same-store SG&A. Excluding the $41.6 million reduction related to foreign currency fluctuations, same-store SG&A increased 3.6%. The increase in SG&A is primarily due to an increase in variable personnel expenses as a result of the 7.8% increase in gross profit compared to the prior year. SG&A as a percentage of gross profit was 77.5%, an increase of 60  basis points compared to 76.9% in the prior year. SG&A expenses as a percentage of total revenue was 11.7% and 11.3% in the nine months ended September 30, 2017 and 2016, respectively.

Depreciation

(In millions)

			2017 vs. 2016
	2017	2016	Change	% Change
Depreciation	$70.0	$66.8	$3.2	4.8%

Depreciation increased from 2016 to 2017 due to a $3.4 million increase from net acquisitions, offset by a $0.2 million, or 0.3%, decrease in same-store depreciation. The overall increase is primarily related to our ongoing facility improvements and expansion programs.

Floor Plan Interest Expense

(In millions)

			2017 vs. 2016
	2017	2016	Change	% Change
Floor plan interest expense	$45.6	$37.8	$7.8	20.6%

Floor plan interest expense increased from 2016 to 2017 due to a $6.1 million, or 16.6%, increase in same-store floor plan interest expense, coupled with a $1.7 million increase from net dealership acquisitions. The overall increase is primarily due to increases in the amounts outstanding under floor plan arrangements, due in part to increased levels of inventory, and increases in applicable rates.

Other Interest Expense

(In millions)

			2017 vs. 2016
	2017	2016	Change	% Change
Other interest expense	$79.2	$61.8	$17.4	28.2%

Other interest expense increased from 2016 to 2017 primarily due to the issuance of our $300.0 million 3.75% senior subordinated notes in August 2017 and our $500.0 million 5.50% senior subordinated notes in May 2016, as well as an increase in outstanding revolver borrowings under the U.S. and U.K. credit agreements and our Australia working capital loan agreement, as well as an increase in applicable rates.

Equity in Earnings of Affiliates

(In millions)

			2017 vs. 2016
	2017	2016	Change	% Change
Equity in earnings of affiliates	$70.9	$43.1	$27.8	64.5%

Equity in earnings of affiliates increased from 2016 to 2017 primarily due to an increase in our investment in PTL from 9.0% to 23.4% in July 2016 and from 23.4% to 28.9% in September 2017. Equity in earnings of affiliates from PTL increased by $30.3 million from 2016 to 2017. This increase was partially offset by a decrease in earnings from our other non-automotive joint ventures and our retail automotive joint ventures in Germany and Spain.

Income Taxes

(In millions)

			2017 vs. 2016
	2017	2016	Change	% Change
Income taxes	$136.0	$128.4	$7.6	5.9%

Income taxes increased from 2016 to 2017 primarily due to a $27.3 million increase in our pre-tax income, offset by a decrease in our effective tax rate compared to the prior year.

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

As of September 30, 2017, we had working capital of $166.2 million, including $37.2 million of cash available to fund our operations and capital commitments. In addition, we had $484.0 million, £80.0 million ($107.2 million), and AU $8.6 million ($6.8 million) available for borrowing under our U.S. credit agreement, U.K. credit agreement, and Australian working capital loan agreement, respectively.

Securities Repurchases

From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit facility, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. As of September 30, 2017, we had $19.4 million in repurchase authorization under the securities repurchase program. In October 2017, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities to $200.0 million. Refer to the disclosures provided in Part I, Item 1, Note 10 of the Notes to our Consolidated Condensed Financial Statements for a summary of shares repurchased under our securities repurchase program during the nine months ended September 30, 2017.

Dividends

We paid the following cash dividends on our common stock in 2016 and 2017:

Per Share Dividends

2016

First Quarter	$0.26
Second Quarter	0.27
Third Quarter	0.28
Fourth Quarter	0.29

2017

First Quarter	$0.30
Second Quarter	0.31
Third Quarter	0.32

We also announced a cash dividend of $0.33 per share payable on December 1, 2017 to shareholders of record on November 10, 2017. Future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors, which may include our earnings, capital requirements, restrictions relating to any then-existing indebtedness, financial condition and other factors.

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

Long-Term Debt Obligations

As of September 30, 2017, we had the following long-term debt obligations outstanding:

September 30,
(In millions)	2017
U.S. credit agreement — revolving credit line	$216.0
U.K. credit agreement — revolving credit line	107.2
U.K. credit agreement — overdraft line of credit	—
5.75% senior subordinated notes due 2022	545.7
5.375% senior subordinated notes due 2024	297.1
5.50% senior subordinated notes due 2026	494.2
3.75% senior subordinated notes due 2020	296.2
Australia working capital loan agreement	32.8
Mortgage facilities	211.8
Other	37.1
Total long-term debt	$2,238.1

As of September 30, 2017, we were in compliance with all covenants under our credit agreements and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 7 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of our long-term debt obligations.

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

During the nine months ended September 30, 2017, outstanding revolving commitments varied between $120.0 million and $532.0 million under the U.S. credit agreement, between £14.0 million and £140.0 million ($18.8 million and $187.6 million) under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and between AU $19.5 million and AU $53.8 million ($15.3 million and $42.1 million) under the Australia working capital loan agreement. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.

PTL Dividends

We currently hold a 28.9% ownership interest in Penske Truck Leasing. In July 2016, we increased our ownership interest in PTL from 9.0% to 23.4% as a result of our acquisition of an additional 14.4% ownership interest, and in September 2017, we acquired an additional 5.5% ownership interest, as discussed previously. We receive pro rata cash distributions relating to this investment, typically in April, May, August and November of each year. During the nine months ended September 30, 2017 and 2016, we received $29.2 million and $8.4 million, respectively, of pro rata cash distributions relating to this investment. We currently expect to continue to receive future distributions from PTL quarterly, subject to its financial performance.

Operating Leases

As of September 30, 2017, we were in compliance with all covenants under these leases, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 9 of the Notes to our Consolidated Condensed Financial Statements for a description of our operating leases.

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

Cash Flows

Cash and cash equivalents increased by $13.2 million and $27.0 million during the nine months ended September 30, 2017 and 2016, respectively. The major components of these changes are discussed below.

Cash Flows from Continuing Operating Activities

Cash provided by continuing operating activities was $466.8 million and $463.3 million during the nine months ended September 30, 2017 and 2016, respectively. Cash flows from continuing operating activities includes net income, as adjusted for non-cash items and the effects of changes in working capital.

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

	Nine Months Ended September 30,
(In millions)	2017	2016
Net cash from continuing operating activities as reported	$466.8	$463.3
Floor plan notes payable — non-trade as reported	155.2	12.8
Net cash from continuing operating activities including all floor plan notes payable	$622.0	$476.1

Cash Flows from Continuing Investing Activities

Cash used in continuing investing activities was $855.6 million and $785.7 million during the nine months ended September 30, 2017 and 2016, respectively. Cash flows from continuing investing activities consist primarily of cash used for capital expenditures and net expenditures for acquisitions and other investments. Capital expenditures were $180.1 million and $171.7 million during the nine months ended September 30, 2017 and 2016, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our retail automotive segment and retail commercial truck segment capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit facilities. Cash used in acquisitions and other investments, net of cash acquired, was $449.7 million and $106.0 million during the nine months ended September 30, 2017 and 2016, respectively, and included cash used to repay sellers floor plan liabilities in such business acquisitions of $101.6 million and $59.1 million, respectively. Cash used to acquire additional ownership interests in PTL was $239.1 million and $498.5 million during the nine months ended September 30, 2017 and 2016, respectively.

Cash Flows from Continuing Financing Activities

Cash provided by continuing financing activities was $397.1 million and $365.7 million during the nine months ended September 30, 2017 and 2016, respectively. Cash flows from continuing financing activities generally include net borrowings or repayments of long-term debt, issuance of long-term debt, repurchases of common stock, net borrowings or repayments of floor plan notes payable non-trade, payment of debt issuance costs, and dividends.

We had net borrowings of long-term debt of $50.3 million and $119.3 million during the nine months ended September 30, 2017 and 2016, respectively. We issued $300.0 million of senior subordinated notes during the nine months ended September 30, 2017 and paid $4.0 million of debt issuance costs in conjunction with the issuance of these notes. We issued $500.0 million of senior subordinated notes during the nine months ended September 30, 2016 and paid $6.7 million of debt issuance costs in conjunction with the issuance of these notes. We had net borrowings of floor plan notes payable non-trade of $155.2 million and $12.8 million during the nine months ended September 30, 2017 and 2016, respectively. We repurchased common stock for a total of $18.5 million and $173.6 million during the nine months ended September 30, 2017 and 2016, respectively. We also paid cash dividends to our stockholders of $80.1 million and $70.3 million during the nine months ended September 30, 2017 and 2016, respectively.

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

Other Related Party Interests and Transactions

Robert Kurnick, Jr., our President and a director, is also the Vice Chairman and a director of Penske Corporation. Bud Denker, our Executive Vice President, Human Resources, is also the President of Penske Corporation. Roger S. Penske, Jr., one of our directors, is the son of our chairman and is also a director of Penske Corporation. Kanji Sasaki, one of our directors and officers, is also an employee of Mitsui & Co.

We sometimes pay to and/or receive fees from Penske Corporation, its subsidiaries, and its affiliates, for services rendered in the ordinary course of business or to reimburse payments made to third parties on each other’s behalf. These transactions are reviewed periodically by our Audit Committee and reflect the provider’s cost or an amount mutually agreed upon by both parties.

Penske Truck Leasing

On September 7, 2017, we acquired an additional 5.5% ownership interest in PTL from GE Capital for approximately $239.1 million in cash. At the same time, Mitsui, our second largest shareholder, acquired an additional 10.0% ownership interest in PTL at the same valuation. After the transaction, PTL is owned 41.1% by Penske Corporation, 28.9% by us and 30.0% by Mitsui. GE Capital no longer owns any ownership interests in PTL.

In connection with this transaction, the PTL partners agreed to amend and restate the existing partnership agreement among the partners which, among other things, provides us with specified partner distribution and governance rights and restricts our ability to transfer our interests. We and Mitsui were granted additional governance rights as part of the transaction. In addition, the partnership now has a six member advisory committee (previously seven member) and we continue to be entitled to one of the six representatives. We continue to have the right to pro rata quarterly distributions equal to 50% of PTL’s consolidated net income and we expect to realize significant cash tax savings.

We continue to be able to transfer our directly owned interests with the unanimous consent of the other partners, or if we provide the remaining partners with a right of first offer to acquire our interests, except that we may transfer up to 9.02% of our interest to Penske Corporation without complying with the right of first offer to the remaining partner. We and Penske Corporation have previously agreed that (1) in the event of any transfer by Penske Corporation of their partnership interests to a third party, we will be entitled to “tag-along” by transferring a pro rata amount of our partnership interests on similar terms and conditions, and (2) Penske Corporation is entitled to a right of first refusal in the event of any transfer of our partnership interests, subject to the terms of the partnership agreement. Additionally, PTL has agreed to indemnify the general partner for any actions in connection with managing PTL, except those taken in bad faith or in violation of the partnership agreement.

The partnership agreement continues to allow Penske Corporation, beginning December 31, 2017, to give notice to require PTL to begin to effect an initial public offering of equity securities, subject to certain limitations, as soon as practicable after the first anniversary of the initial notice, and, beginning in 2025, we and Mitsui continue to have a similar right to require PTL to begin an initial public offering of equity securities, subject to certain limitations, as soon as reasonably practicable. The term of the partnership agreement was amended as part of the transaction to be indefinite.

We have also entered into other joint ventures with certain related parties as more fully discussed below.

Joint Venture Relationships

We are party to a number of joint ventures pursuant to which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of September 30, 2017, our retail automotive joint venture relationships included:

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

Additionally, we are party to non-automotive joint ventures including our investments in Penske Commercial Leasing Australia (28%), Penske Vehicle Services (31%), and PTL (28.9%), that are accounted for under the equity method.

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

•	a restructuring of any significant vehicle manufacturer or supplier;

•	our operations may be affected by severe weather, such as the recent hurricanes in Puerto Rico, Florida and Texas, or other periodic business interruptions;

•	we have substantial risk of loss not covered by insurance;

•	we may not be able to satisfy our capital requirements for acquisitions, facility renovation projects, financing the purchase of our inventory, or refinancing of our debt when it becomes due;

•	our level of indebtedness may limit our ability to obtain financing generally and may require that a significant portion of our cash flow be used for debt service;

•	non-compliance with the financial ratios and other covenants under our credit agreements and operating leases;

•	higher interest rates may significantly increase our variable rate interest costs and, because many customers finance their vehicle purchases, decrease vehicle sales;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR or the Bank of England Base Rate. Based on the amount outstanding under these facilities as of September 30, 2017, a 100 basis point change in interest rates would result in an approximate $3.2 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, or the Australian or New Zealand Bank Bill Swap Rate (BBSW).

Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the trailing twelve months ended September 30, 2017, a 100 basis point change in interest rates would result in an approximate $33.3 million change to our annual floor plan interest expense.

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

Foreign Currency Exchange Rates. As of September 30, 2017, we had consolidated operations in the U.K., Germany, Italy, Canada, Australia and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $673.6 million change to our revenues for the nine months ended September 30, 2017.

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

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition, or future results. The following updates the risk factors included in our 2016 Form 10-K:

Property loss, business interruption or other liabilities. Our business is subject to substantial risk of loss due to: the significant concentration of property values, including vehicle and parts inventories, at our operating locations; claims by employees, customers and third parties for personal injury or property damage; and fines and penalties in connection with alleged violations of regulatory requirements. While we have insurance for many of these risks, we retain risk relating to certain of these perils and certain perils are not covered by our insurance, including due to the hurricanes noted below. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. If we experience significant losses that are not covered by our insurance, whether due to adverse weather conditions or otherwise, or we are required to retain a significant portion of a loss, it could have a significant and adverse effect on us.

Recent hurricanes have impacted our operations. Hurricane Maria has significantly impacted the island of Puerto Rico, as the power grid and communication systems on the island have been severely damaged. As a result, certain of the company’s operations have been suspended and are expected to remain impacted for the immediate future. Hurricanes Irma and Harvey disrupted our operations in Florida, Georgia (Atlanta market), and Texas (Houston market). Operations in Florida and Texas were impacted for nearly one week,  while Georgia experienced a disruption in operations for 1-2 days. Operations in Florida, Georgia and Texas are now operating at full capacity. The assessment of losses in Puerto Rico is ongoing and is expected to continue for the immediate future as basic services to the island resume. The company estimates that storm-related losses, expenses, and business interruption, net of expected insurance proceeds, reduced earnings per share by $0.04 for the three months ended September 30, 2017, and could continue to adversely impact our results in the fourth quarter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2017, we repurchased 252,000 shares of our outstanding common stock for $10.0 million, or an average of $39.75 per share, under our securities repurchase program approved by our Board of Directors. As of September 30, 2017, our remaining authorization under the program was $19.4 million. In October 2017, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities to $200.0 million.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions) (1)
July 1 to July 31, 2017	—	$—	—	$29.5
August 1 to August 31, 2017	252,000	$39.75	252,000	$19.4
September 1 to September 30, 2017	—	$—	—	$19.4
	252,000		252,000

(1)	In October 2017, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities to $200.0 million.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit
No.	Description

4.1.1

Second Amendment to Fifth Amended and Restated Credit Agreement dated August 1, 2017 among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 4.1 to our Form 8-K filed August 1, 2017).

4.1.2

Fifth Supplemental Indenture dated August 15, 2017 among the Company, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to exhibit 4.1 to our Form 8-K filed August 15, 2017).

4.1.3	Form of 3.75% senior subordinated note due 2020 (included within the Fifth Supplemental Indenture filed as Exhibit 4.1.2).

10.1

Agreement of Purchase and Sale dated as of September 7, 2017 by and among us, GE Capital Truck Leasing Holding LLC, and General Electric Credit Corporation of Tennessee (incorporated by reference to exhibit 10.1 to our Form 8-K filed September 8, 2017).

10.2

Cooperation Agreement dated as of September 7, 2017 by and among us, Penske Truck Leasing Co., L.P., Penske Truck Leasing Corporation, PTL GP, LLC, General Electric Credit Corporation of Tennessee, GE Capital Truck Leasing Holding LLC and MBK USA Commercial Vehicles, Inc. (incorporated by reference to exhibit 10.2 to our Form 8-K filed September 8, 2017).

10.3

Seventh Amended and Restated Agreement of Limited Partnership of Penske Truck Leasing Co., L.P. dated September 7, 2017 by and among Penske Truck Leasing Corporation, PTL GP, LLC, GE Capital Truck Leasing Holding LLC, General Electric Credit Corporation of Tennessee, MBK USA Commercial Vehicles Inc. and us (incorporated by reference to exhibit 10.3 to our Form 8-K filed September 8, 2017).

10.4

Letter Amendment to the Amended and Restated Co-obligation Fee, Indemnity and Security Agreement dated March 17, 2015 between General Electric Capital Corporation and us (incorporated by reference to exhibit 10.4 to our Form 8-K filed September 8, 2017).

10.5

Third Amended and Restated Limited Liability Company Agreement of LJ VP Holdings LLC dated September 7, 2017 by and among Penske Truck Leasing Corporation, GE Capital US Holdings, Inc. and us (incorporated by reference to exhibit 10.5 to our Form 8-K filed September 8, 2017).

10.6	Penske Automotive Group, Inc. Deferred Compensation Plan dated October 11, 2017 (incorporated by reference to exhibit 10.1 to our Form 8-K filed October 13, 2017).

10.7

Letter Agreement re: Amendment of PAG Stockholders Agreement, dated as of October 20, 2017, by and among Penske Corporation, Penske Automotive Holdings Corp., Mitsui & Co. Ltd. and Mitsui & Co. (U.S.A.), Inc. (incorporated by reference to exhibit 21 of Amendment No. 29 to Schedule 13D filed October 23, 2017).

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

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger S. Penske
Roger S. Penske
Date: October 26, 2017		Chief Executive Officer

	By:	/s/ J.D. Carlson
J.D. Carlson
Date: October 26, 2017		Chief Financial Officer