Form 10-K
period 2017-12-31
PENSKE AUTOMOTIVE GROUP, INC.
filed 2018-02-22
CIK 1019849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

(248) 648‑2500
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common stock held by non‑affiliates as of June 30, 2017 was $1,573,072,588. As of February 16, 2018, there were 85,787,007 shares of voting common stock outstanding.

Documents Incorporated by Reference

Certain portions, as expressly described in this report, of the registrant’s proxy statement for the 2018 Annual Meeting of the Stockholders to be held May 10, 2018 are incorporated by reference into Part III, Items 10‑14.

PART I

Item 1.  Business

We are a diversified international transportation services company that operates automotive and commercial truck dealerships principally in the United States, Canada and Western Europe, and distributes commercial vehicles, diesel engines, gas engines, power systems and related parts and services principally in Australia and New Zealand. We employ more than 26,000 people worldwide.

In 2017, our business generated $21.4 billion in total revenue, which is comprised of approximately $19.8 billion from retail automotive dealerships, $1.0 billion from retail commercial truck dealerships and $0.5 billion from commercial vehicle distribution and other operations. We generated $3.2 billion in gross profit, which is comprised of $2.9 billion from retail automotive dealerships, $165.8 million from retail commercial truck dealerships and $131.9 million from commercial vehicle distribution and other operations.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $19.8 billion in total retail automotive dealership revenue we generated in 2017. As of December 31, 2017, we operated 343 retail automotive franchises, of which 155 franchises are located in the U.S. and 188 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In 2017, we retailed and wholesaled more than 618,900 vehicles. We are diversified geographically, with 59% of our total retail automotive dealership revenues in 2017 generated in the U.S. and Puerto Rico and 41% generated outside the U.S. We offer over 40 vehicle brands, with 70% of our retail automotive dealership revenue in 2017 generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts, and replacement and aftermarket automotive products.

In the first quarter of 2017, we acquired CarSense in the U.S. and CarShop in the U.K., both businesses representing stand-alone used vehicle dealerships, which we believe complement our existing franchised retail automotive dealership operations and provide scalable opportunities across our market areas. Our CarSense operations consist of five locations operating in the Philadelphia and Pittsburgh, Pennsylvania market areas, including southern New Jersey. Our CarShop operations consist of five retail locations and a vehicle preparation center operating principally throughout Southern England. In January 2018, we expanded our U.K. stand-alone used vehicle dealerships by acquiring The Car People, one of the U.K.’s leading retailers of used vehicles. The Car People has four retail locations operating across Northern England, which complements CarShop’s locations principally in Southern England.

Retail automotive dealerships represented 92.7% of our total revenues and 90.8% of our total gross profit in 2017.

We believe our diversified retail automotive income streams help to mitigate the historical cyclicality found in some elements of the automotive sector. Revenues from higher margin service and parts sales include warranty work, customer paid work, collision repair services, and wholesale parts sales. Service and parts sales are typically less cyclical than retail vehicle sales and generate the largest part of our retail automotive gross profit. The following graphics show the percentage of our total retail automotive dealership revenues by product area and their respective contribution to our retail automotive gross profit:

Revenue Mix	Gross Profit Mix

Used Vehicle
32%
Finance &
Insurance
3%
Service &
Parts
10%
Fleet &
Wholesale
6%
New Vehicle
49%

Retail Commercial Truck Dealership. We operate a heavy and medium-duty truck dealership group known as Premier Truck Group (“PTG”) with locations in Texas, Oklahoma, Tennessee, Georgia, and Canada. As of December 31, 2017, PTG operated twenty locations, including fourteen full-service dealerships and six collision centers, offering primarily Freightliner and Western Star branded trucks. Four of these locations were acquired in April 2016 in the greater Toronto, Canada market area, and two of these locations were acquired in December 2016 in the Niagara Falls, Canada market area. PTG also offers a full range of used trucks available for sale as well as service and parts departments, providing a full range of maintenance and repair services.

This business represented 4.9% of our total revenues and 5.1% of our total gross profit in 2017.

Our retail commercial truck business also benefits from diversified income streams similar to those of the retail automotive sector. The following graphics show the percentage of our total retail commercial truck dealership revenues by product area and their respective contribution to our retail commercial truck gross profit:

We believe our diversified retail automotive income streams help to mitigate the historical cyclicality found in some elements of the automotive sector. Revenues from higher margin service and parts sales include warranty work, customer paid work, collision repair services, and wholesale parts sales. Service and parts sales are typically less cyclical than retail vehicle sales and generate the largest part of our retail automotive gross profit. The following graphics show the percentage of our total retail automotive dealership revenues by product area and their respective contribution to our retail automotive gross profit:

Revenue Mix	Gross Profit Mix

Finance & Insurance 1%
Used Vehicle 8%
Service & Parts 31%
New Vehicle 59%
Wholesale 1%

Commercial Vehicle Distribution. We are the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand and portions of the Pacific. This business, known as Penske Commercial Vehicles Australia (“PCV Australia”), distributes commercial vehicles and parts to a network of more than 70 dealership locations, including eight company-owned retail commercial vehicle dealerships.

We are also a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Mercedes-Benz Industrial, Allison Transmission and MTU Onsite Energy. This business, known as Penske Power Systems (“PPS”), offers products across the on- and off-highway markets in Australia, New Zealand and portions of the Pacific and supports full parts and aftersales service through a network of branches, field locations and dealers across the region. The on-highway portion of this business complements our PCV Australia distribution business, including integrated operations at retail locations selling PCV brands.

These businesses represented 2.4% of our total revenues and 4.1% of our total gross profit in 2017.

Penske Truck Leasing. We currently hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation services and supply chain management. PTL is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental and contract maintenance, along with logistic services such as dedicated contract carriage, distribution center management, transportation management and lead logistics provider. On July 27, 2016, we acquired an additional 14.4% ownership interest in PTL from subsidiaries of GE Capital Global Holdings, LLC (collectively, “GE Capital”) for approximately $498.5 million in cash to bring our ownership interest to 23.4%. Prior to this acquisition, we held a 9.0% ownership interest in PTL. On September 7, 2017, we acquired an additional 5.5% ownership interest from GE Capital for approximately $239.1 million in cash. At the same time, affiliates of Mitsui & Co., Ltd. (“Mitsui”), our second largest shareholder, acquired an additional 10.0% ownership interest in PTL at the same valuation. PTL is currently owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui. GE Capital no longer owns any ownership interests in PTL. We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments.

2017 & 2018 Key Developments

Retail Automotive Franchised Dealership Acquisitions and Dispositions. In 2017,  we acquired or were granted open points (new franchises awarded from the automotive manufacturer) representing thirteen automotive franchises, which represented approximately $500.0 million in annualized revenue. Of the retail automotive franchises acquired, two are located in New Jersey and represent the Jaguar and Land Rover brands, two are located in Arizona and represent the Mercedes-Benz and Sprinter brands, two are located in the U.K. and represent the BMW and MINI brands, and two are located in Germany and represent the Audi and Volkswagen brands. In 2017, we disposed of twenty-five retail automotive franchises, which represented approximately $270.0 million in annualized revenue. Of the franchises disposed of, nine represented franchises in Puerto Rico, five represented smart franchises in the U.S. and five represented BMW, MINI, and Lexus franchises in the U.K.

Acquisition of Stand-Alone Used Vehicle Dealerships.  In the first quarter of 2017, we acquired CarSense in the U.S. and CarShop in the U.K., both businesses representing stand-alone used vehicle dealerships, which we believe complement our existing franchised retail automotive dealership operations and provide scalable opportunities across our market areas. Our CarSense operations consist of five locations operating in the Philadelphia and Pittsburgh, Pennsylvania market areas, including southern New Jersey. Our CarShop operations consist of five retail locations and a vehicle preparation center operating principally throughout Southern England. These businesses generated approximately $710.0 million in revenue in 2017.

In January 2018, we acquired The Car People, which has four large-scale retail locations operating across Northern England. Prior to our acquisition, The Car People sold approximately 18,000 vehicles per year and is expected to represent approximately $300.0 million in annualized revenue, which would bring our total projected annualized revenues from our fourteen stand-alone used vehicle locations to approximately $1.0 billion.

Investment in PTL. In September 2017, we acquired an additional 5.5% ownership interest in PTL, a leading provider of transportation services and supply chain management, from GE Capital for approximately $239.1 million in cash. Prior to this acquisition, we held a 23.4% ownership interest in PTL. PTL is currently owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui.  GE Capital no longer owns any ownership interests in PTL. We account for our investment in PTL under the equity method.

Issuance of 3.75% Senior Subordinated Notes. In August 2017, we issued $300.0 million of 3.75% senior subordinated notes due 2020. We used the proceeds of the 3.75% notes to repay amounts outstanding under our U.S. credit agreement and floor plan credit agreements, leaving us with additional flexibility to continue our acquisition strategy.

Shareholder Dividends and Stock Repurchases. We increased our quarterly stock dividend each quarter in 2017. Our latest declared dividend is $0.34 per share payable March 1, 2018, which represents a dividend yield of 2.6% using our January 31, 2018 closing stock price. We repurchased 302,000 shares of our common stock in 2017 for $12.7 million, which, together with quarterly dividends, represents a return to shareholders of approximately $121.1 million.

Company and Dealership Awards. Twenty of our dealerships in the U.S. were named by Automotive News as among the 100 “Best Dealerships to Work For” in 2017. In addition, our U.K. dealerships, collectively known as the Sytner Group, were ranked in the U.K. by the London Sunday Times as the “Best Big Company to Work For” in 2017. We believe these awards reflect our ongoing commitment to our valuable dealership employees, which enhances customer satisfaction and may result in improved sales over time. Additionally, in January 2018, PAG was named one of the “World’s Most Admired Companies” by Fortune Magazine.

Outlook

Retail Automotive Dealership. In 2017, U.S. light vehicle sales declined 1.8%, as compared to last year, to 17.2 million units, with passenger car sales declining 11.2%, while sales of trucks, crossovers and sport utility vehicles increased 4.4%. We believe the sales of trucks, crossovers and sport utility vehicles will continue to outperform passenger car sales, largely due to consumer preference. We believe the U.S. market for new light vehicle sales has plateaued and will be impacted by the level of OEM incentives, increasing lease returns, generally low interest rates, strong credit availability, low levels of unemployment, the age of vehicles on the road, vehicle innovation, and tax reform, although actual sales may differ materially. We also expect to see strength across the used vehicle market into 2018, as the number of lease returns increases providing customers with an additional supply of affordable late model, low mileage vehicles from which to choose.

In 2017, U.K. new vehicle registrations declined 5.7%, as compared to last year, to 2.5 million registrations. The U.K. market is represented 44% by the private market and 56% by business/fleet. Private market registrations decreased 6.8%, while business/fleet registrations decreased 4.7%. Although new vehicle sales declined in 2017, sales of the premium brands we represent outperformed these figures. U.K. sales are being negatively affected by the uncertainty of residual values and future tax rates on diesel powered vehicles, as the U.K. and Western European countries consider the ramifications of diesel engines on the environment. Sales of diesel powered vehicles experienced a 17% decline in sales in 2017. The March 2019 planned exit from the European Union (“Brexit”) may be causing and may continue to cause economic and political uncertainty, potentially impacting the economic environment, which may lead to further declines in new vehicle registrations in future periods. Since no country has previously left the European Union, the outcome of any future negotiations between the U.K. and the European Union is uncertain and may affect the timing, terms of trade, and the level of new vehicle registrations in those markets.

Retail Commercial Truck Dealership. In 2017, North American sales of Class 5-8 heavy and medium-duty trucks, the principal vehicles for our PTG business, were 499,932 units, an increase of 3.3% from 2016. The Class 5-7 medium-duty truck market increased 6.0% to 248,138 units from 234,163 units in 2016. The largest North American market, Class 8 heavy-duty trucks, increased 0.7% to 251,794 units from 249,952 units in 2016. According to ACT Research (“ACT”), retail sales of Class 8 heavy-duty trucks were generally expected to decline in 2017; however, generally strong economic conditions, the stabilization in the values of used trucks, improved freight metrics, and increased utilization pushed the market to a stronger than expected performance in 2017. These conditions are expected to continue in 2018 with the market expected to increase with stronger Class 8 retail unit sales in North America.

Commercial Vehicle Distribution. Our PCV Australia distribution business and the on-highway portion of our PPS business each operate principally in the Australian and New Zealand heavy and medium-duty truck markets. In 2017, the Australian heavy-duty truck market reported sales of 12,002 units, representing an increase of 21.5% from 2016. The New Zealand market reported sales of 3,294 units in 2017, representing an increase of 23.0% from 2016. The brands we represent in Australia hold an 8.3% market share in the Australian heavy-duty truck market, and a 5.3% market share in New Zealand. The Australian heavy-duty commercial vehicle market had lagged behind historical sales levels in recent years partly due to difficult macroeconomic conditions and the relative weak price of commodities in these markets. However, recent improvements in the heavy-duty truck market and overall market conditions, as well as a moderate strengthening of the Australian Dollar, have led to increasing industry sales which we expect to continue into 2018. We also expect continued new order growth from the off-highway engine distribution business as a result of improving market conditions.

Penske Truck Leasing. We expect PTL to benefit from continued strong demand for its full-service truck leasing, truck rental and contract maintenance, and logistics services resulting from continued positive economic conditions in the United States and customers’ desire to increase efficiency and lower costs by outsourcing non-core responsibilities such as fleet ownership. As a global logistics services provider, we also expect PTL to experience increased demand for its logistics supply chain solutions based primarily on optimizing the use of drivers, trucks, warehouses, and other services within the supply chain. As a result of recent improvements in the truck market, in 2017 we saw modest freight growth and improved conditions within PTL’s commercial truck rental business, an increase in the utilization rate of its fleet, and stabilization of used truck prices. We anticipate that these improvements will continue into 2018.

As discussed in “Item 1A. Risk Factors,” there are a number of factors that could cause actual results to differ materially from our expectations. For a detailed discussion of our financial and operating results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Long-Term Business Strategy

Our long-term business strategy focuses on several key areas in an effort to foster long-term relationships with our customers and our associates. The key areas of our long-term strategy follow:

• Attract, develop, and empower associates to grow our business;
• Diversification;
• Offer outstanding brands in premium facilities and superior customer service;
• Expand revenues at existing locations and increase higher-margin businesses;
• Grow through strategic acquisitions;
• Enhance customer satisfaction;
• Leverage scale and implement “best practices”; and
• Embrace digital marketing.

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

Diversification

Our business benefits from our diversified revenue mix, including the multiple revenue streams in a traditional dealership (new vehicles, used vehicles, finance and insurance, and service and parts operations), revenues from our retail commercial truck dealership operations, our commercial vehicle distribution operations, and returns relating to our joint venture investments, which we believe helps to mitigate the cyclicality that has historically impacted some elements of the automotive sector. We are further diversified within our retail automotive operations due to revenues generated from franchised dealerships and stand-alone used vehicle dealerships, due to our brand mix where we represent more than 40 brands, and geographically where we operate across more than 15 states and internationally. One of the unique attributes of our operations versus our peers is our diversification outside the U.S., with operations across nine countries.

The following table shows our consolidated revenues by country, and by state in the U.S., as a percentage of our total revenue:

Country	% of Total 2017 Revenue
United States		58%
United States Revenue by State
Arizona	6%
Arkansas	2%
California	11%
Connecticut	3%
Florida	3%
Georgia	4%
Indiana	1%
Maryland	1%
Minnesota	1%
New Jersey	8%
New York	1%
Ohio	2%
Oklahoma	1%
Pennsylvania	1%
Puerto Rico	1%
Rhode Island	2%
Tennessee	1%
Texas	6%
Virginia	2%
Wisconsin	1%
United Kingdom		33%
Germany/Italy		6%
Canada		1%
Australia/New Zealand/Pacific		2%

The U.K. is the second largest automotive retail market in Western Europe as measured by new units sold. We generated 88% of our revenue in the U.K. through the sale and service of premium brands in 2017. We believe we are among the largest Audi, Bentley, BMW, Ferrari, Jaguar, Land Rover, Maserati, Mercedes-Benz, MINI, and Porsche dealers in the U.K. based on new unit sales. Additionally, we operate a number of dealerships in Germany, Western Europe’s largest automotive retail market, including through joint ventures with experienced local partners, which sell and service Audi, Lexus, Porsche, Toyota, Volkswagen and other brands. We also operate BMW, MINI, Maserati, Porsche, Audi, Land Rover and Volvo dealerships in Northern Italy, as well as BMW and MINI dealerships in Spain, through joint ventures with local partners. Our non-consolidated joint venture in Japan operates BMW, MINI, Rolls-Royce, Ferrari, and ALPINA dealerships.

Diversification Through Stand-Alone Used Vehicle Dealerships. Our acquisitions of CarSense in the U.S. and CarShop and The Car People in the U.K., each representing stand-alone used vehicle dealerships, complement and provide more diversification to our retail automotive operations and provide scalable opportunities across our market areas.

Diversification Through Retail Commercial Truck Dealership. Our PTG business provides more diversification to our overall business model and allows us to bring our automotive dealership expertise to the retail commercial truck market. Recently acquired operations in Canada, in addition to our U.S. locations, further diversifies our revenue stream.

Diversification Through Penske Truck Leasing. We currently hold a 28.9% ownership interest in PTL, a leading provider of transportation services and supply chain management, which further diversifies our total results of operations. In September 2017, we increased our ownership interest in PTL from 23.4% to 28.9% as a result of our acquisition of an additional 5.5% ownership interest, as discussed previously, which further diversifies our earnings potential. We also expect to realize significant cash tax savings as a result of our investment in PTL in addition to the diversification offered by earnings from PTL.

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

We sell over 40 brands in our markets and our automotive dealership revenue mix consists of 70% related to premium brands, 23% related to volume non-U.S. brands, 3% related to brands of U.S. based manufacturers, and 4% related to our stand-alone used vehicle dealerships. We believe our largely premium and non-U.S. brand mix will continue to offer us the opportunity to generate same-store growth, including higher margin service and parts sales. The following chart reflects our percentage of total retail automotive dealership revenue by brand:

PORSCHE
Audi
BENTLEY
6%
14%
3%
1%
Stand-Alone Used
4%
Other
3%
BMW
23%
3%
MINI
10%
TOYOTA
3%
NISSAN
1%
LEXUS
1%
3%
ACURA
7%
10%
GM
Ford
8%
HONDA
LAND ROVER
CHRYSLER
Mercedes-Benz
JAGUAR

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

Our PTG dealerships provide a similar suite of services as our automotive dealerships, and similar to our retail automotive business, our retail commercial truck business is committed to providing outstanding brands and superior customer service in premium facilities.  The necessity of repairing trucks for our customers is a key area of differentiation for our commercial truck dealerships, and we provide around-the-clock service in certain locations to get our customers’ commercial trucks back on the road so they can complete their routes.

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

Expand Service and Parts and Collision Repair Revenues. Today’s vehicles are increasingly complex and require sophisticated equipment and specially trained technicians to perform certain services. Additionally, many manufacturers today are offering maintenance programs packaged with the vehicle sale. These programs require customers to have the service work performed at a factory-authorized dealership. Unlike independent service shops, our dealerships are authorized to perform this work under warranties provided by manufacturers. Additionally, we offer maintenance programs for sale through our dealerships. We believe that our brand mix and the complexity of today’s vehicles, combined with our investment in expanded service facilities, including the addition of a significant number of incremental service bays in recent years, and our focus on customer service, will contribute to increases in our service and parts revenue. We also operate 38 automotive collision repair centers and six commercial truck collision centers which are integrated with local dealership operations. We offer rapid repair services such as paint-less dent repair, headlight reconditioning, wheel repairs, tire sales, seat sales for our retail commercial truck operations, and windshield replacement at most of our facilities in order to offer our customers the convenience of one-stop shopping for all of their vehicle requirements.

Grow Through Strategic Acquisitions

We believe that attractive retail automotive acquisition opportunities exist for well-capitalized dealership groups with experience in identifying, acquiring and integrating dealerships. The fragmented automotive retail market provides us with significant growth opportunities in our markets. We generally seek to acquire dealerships with high-growth automotive brands in highly concentrated or growing demographic areas that will benefit from our management expertise, manufacturer relations and scale of operations, as well as smaller, single location dealerships that can be effectively integrated into our existing operations. Over time, we have also been awarded new franchises from various manufacturers. In 2017, we acquired or were granted open points representing thirteen franchises, which generated approximately $500.0 million in annualized revenue.

In 2017, we acquired CarSense in the U.S. and CarShop in the U.K., both businesses representing stand-alone used vehicle dealerships, which we believe complement our retail automotive dealership operations and provide scalable opportunities across our market areas. These businesses generated approximately $710.0 million in revenue in 2017. We believe there are attractive acquisition opportunities to grow these operations in both the U.S. and the U.K., and in January 2018, we acquired The Car People in the U.K., as discussed previously, which is expected to represent approximately $300.0 million in annualized revenue.

We believe there are attractive retail commercial truck acquisition opportunities. We see continued growth in the brands we represent at our existing retail commercial truck dealerships and believe there are opportunities for us to continue to make strategic acquisitions over time.

Enhance Customer Satisfaction

We strive for superior customer satisfaction. By offering outstanding brands in premium facilities, “one-stop” shopping convenience in our aggregated facilities, and a well-trained and knowledgeable sales staff, we aim to forge lasting relationships with our customers, enhance our reputation in the community, and create the opportunity for significant repeat and referral business. We monitor customer satisfaction data to track the performance of operations, and incent our personnel to provide exceptional customer service, thereby driving increased customer loyalty and enhancing our reputation.

Reputation management is an extremely important and powerful business tool. Our reputation management strategy, which includes encouraging, monitoring, and responding to customer reviews, is crucial for generating and maintaining trust and customer loyalty in a competitive market. We proactively monitor online reputation management sites, including Google and Yelp, among others, to enhance our online presence, build loyalty, assess customer comments, ensure we are offering a superior customer service experience, and ultimately drive sales and profitability. We encourage customer reviews and have automated tools in place that make it easy for customers to review our business. Analysis of online reviews provides us valuable operational insights that we leverage to foster customer loyalty, stay ahead of the competition, and drive new sales.

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

Embrace Digital Marketing

With consumers becoming increasingly immersed in the digital space, we have adopted a comprehensive digital marketing strategy that encompasses all avenues of customer engagement including websites, social media, video, mobile, email marketing, online advertising, search engine optimization, branding, and content. We strive to build and optimize our presence across all digital platforms to deliver a seamless and transparent experience for our customers.

To attract customers and enhance our customer service, each of our dealerships uses a custom content management system (CMS) to maintain its own website. All of our dealership websites have consistent functionality and responsive formats, except where otherwise required by original equipment manufacturers, which helps to minimize costs and provide a consistent image across dealerships.

To drive high quality traffic to our web properties, we primarily focus on search engine optimization and search engine marketing, and employ some third-party lead providers in key markets to augment our traffic. Most importantly, we have invested heavily in our own websites so we can retain traffic and deliver a quality experience. We operate with a “mobile first” mentality and have ensured that the content we serve our customers is tailored to their method of engagement with us, the device they are using, and their specific requests, where applicable. We believe the majority of our web traffic comes from mobile devices, making this approach important as a key driver of our success.

We promote our U.S. and U.K. automotive retail new and pre-owned vehicle inventory online through PenskeCars.com and Sytner.co.uk, respectively. The websites are designed to streamline the car-buying process and allow consumers to view and compare on average over 50,000 new, certified and pre-owned vehicles. These sites, together with our dealership websites, provide consumers a simple way to schedule service appointments online 24/7 and view extensive vehicle information, including photos, prices, promotions, videos, and third-party vehicle history reports for pre-owned vehicles. Additionally, customers may download a PenskeCars.com app to access vehicle inventory, locate or contact a dealership, explore payments, and get instant trade offers at their convenience.

To help us continue to develop the online experience, we research consumer behavior and survey our customers to validate our approach and help guide our site design. Customers, now more than ever, are interested in a transparent and quick process, and use the web as a way to educate themselves about their potential purchase and save time during the purchase process. To further our digital strategy, and respond to changing consumer preferences, we created a digital retailing experience, called Preferred Purchase, for our U.S. dealerships that incorporates new online functionality to streamline the sales process in our traditional business model. Preferred Purchase allows customers to value trade-in vehicles, review pricing, leasing and financing options, manufacturer incentive programs, and pre-qualify for credit,  all online without visiting the dealership. This functionality is integrated and automated on a single platform that resides on both our individual dealership sites as well as our corporate sites. Preferred Purchase promotes transparency and is intended to speed up customer transaction times and give our customers the flexibility to choose the path or sales process most comfortable to them. We continue to assess consumers’ purchasing habits, opinions, and preferences to ensure we are meeting consumer needs and making the right investments in new technology.

Social media is an optimal platform to proactively communicate with our customers and receive input on our service, branding, and online engagement. Our dealerships maintain social media pages, including Facebook, Instagram and Twitter, among others, to attract new customers, build stronger relationships with current customers, and help grow the business. Using a social media mobile app, our dealerships can easily capture customer photos, send review invitations, record videos, and submit content for their social media sites. Social media is an ever-increasing and critical part of our digital strategy, and one of the most powerful and cost-effective ways to engage with our customers, enhance brand visibility, and generate customer leads. By choosing a specific audience using a range of demographic tools, our dealerships are able to reach targeted potential customers effectively and efficiently.

Retail Automotive Dealership Operations

Retail Automotive Franchises. We routinely acquire and dispose of retail automotive franchises. Our financial statements include the results of operations of acquired dealerships from the date of acquisition. We expect to continue to pursue acquisitions and selected dispositions in the future. The following table exhibits our retail automotive franchises by location and manufacturer as of December 31, 2017:

Location	Franchises	Franchises	U.S.	Non-U.S.	Total
Arizona	26	BMW/MINI	22	44	66
Arkansas	11	Toyota/Lexus	24	1	25
California	29	Mercedes-Benz/Sprinter/smart	17	25	42
Connecticut	9	Audi/Volkswagen/Bentley	18	51	69
Florida	6	Chrysler/Jeep/Dodge/Fiat/Alfa Romeo	8	—	8
Georgia	4	Honda/Acura	21	—	21
Indiana	2	Ferrari/Maserati	4	12	16
Maryland	2	Porsche	8	11	19
Minnesota	2	Jaguar/Land Rover	12	20	32
New Jersey	26	Lamborghini	1	4	5
Ohio	7	Nissan/Infiniti	4	—	4
Puerto Rico	4	Cadillac/Chevrolet	5	—	5
Rhode Island	9	Others	11	20	31
Tennessee	1	Total	155	188	343
Texas	9
Virginia	6
Wisconsin	2
Total U.S.	155
U.K.	143
Germany	29
Italy	16
Total Non-U.S.	188
Total Worldwide	343

Retail Automotive Stand-Alone Used Vehicle Dealerships. The following table exhibits the stand-alone used vehicle dealerships we currently operate by geographic location:

Location	Number of Dealerships
U.S.
Pennsylvania	4
New Jersey	1
Total U.S.	5
U.K.
CarShop	5
The Car People (1)	4
Total U.K.	9
Total	14

(1) Acquired in January 2018

New Vehicle Retail Sales. In 2017, we retailed 248,774 new vehicles which generated 48.8% of our retail automotive dealership revenue and 25.5% of our retail automotive dealership gross profit. New vehicles are typically acquired by dealerships directly from the manufacturer. We strive to maintain outstanding relationships with the automotive manufacturers, based in part on our long-term presence in the retail automotive market, our commitment to providing premium facilities, our commitment to drive customer satisfaction, the reputation of our management team and the consistent sales volume at our dealerships. Our dealerships finance the purchase of most new vehicles from the manufacturers through floor plan financing provided primarily by various manufacturers’ captive finance companies.

Used Vehicle Retail Sales. In 2017, we retailed 252,922 used vehicles, which generated 32.2% of our retail automotive dealership revenue and 12.2% of our retail automotive dealership gross profit. We acquire used vehicles from various sources including auctions open only to authorized new vehicle dealers, public auctions, trade-ins from consumers in connection with their purchase of a new vehicle from us, and lease expirations or terminations. To improve customer confidence in our used vehicle inventory, we provide vehicle history reports for all used vehicles and virtually all of our franchised new vehicle dealerships participate in manufacturer certification processes for used vehicles. If certification is obtained, the used vehicle owner is typically provided benefits and warranties similar to those offered to new vehicle owners by the applicable manufacturer. Most of our dealerships have implemented software tools which assist in procuring and selling used vehicles. In the U.K., we offer used vehicles to wholesalers and other dealers via online auction.

We currently operate fourteen stand-alone used vehicle dealerships in the U.S. and U.K. While we operate these dealerships under separate names (CarSense, CarShop and The Car People), each of these dealerships are committed to offering high quality “like-new” used vehicles at “no-haggle” prices. These businesses typically sell low mileage, high quality vehicles in a friendly and transparent buying experience. We acquired these businesses in 2017 and 2018, but each has a long history of serving their local communities. We include the results of our stand-alone used vehicle dealerships within used vehicle retail sales.

Vehicle Finance, Extended Service and Insurance Sales. Finance, extended service and insurance sales represented 2.9% of our retail automotive dealership revenue and 19.9% of our retail automotive dealership gross profit in 2017. At our customers’ option, our dealerships can arrange third-party financing or leasing in connection with vehicle purchases. We typically receive a portion of the cost of the financing or leasing paid by the customer for each transaction as a fee. While these services are generally non-recourse to us, we are subject to chargebacks in certain circumstances, such as default under a financing arrangement or prepayment. These chargebacks vary by finance product, but typically are limited to the fee we receive.

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

Service and Parts Sales. Service and parts sales represented 10.4% of our retail automotive dealership revenue and 41.7% of our retail automotive dealership gross profit in 2017. We generate service and parts sales in connection with warranty and non-warranty work performed at each of our dealerships. We believe our service and parts revenues benefit from the increasingly complex technology used in vehicles that makes it difficult for independent repair facilities to maintain and repair today’s automobiles.

A goal of each of our dealerships is to make each vehicle purchaser a customer of our service and parts department. Our dealerships keep detailed records of our customers’ maintenance and service histories, and many dealerships send reminders to customers when vehicles are due for periodic maintenance or service. Many of our dealerships have extended evening and weekend service hours for the convenience of our customers. We also offer rapid repair services such as paint-less dent repair, headlight reconditioning, wheel repairs, tire sales and windshield replacement at most of our facilities in order to offer our customers the convenience of one-stop shopping for all of their automotive requirements. We also operate 38 automotive collision repair centers, each of which is operated as an integral part of our dealership operations.

Fleet and Wholesale Sales. Fleet and wholesale sales represented 5.7% of our retail automotive dealership revenue and 0.7% of our retail automotive dealership gross profit in 2017. Fleet activities represent the sale of new units to customers that are deemed to not be retail customers such as cities, municipalities or rental car companies, and are generally sold at contracted amounts. Wholesale activities relate to the sale of used vehicles generally to other dealers and occur at auction. Vehicles sold through this channel generally include units acquired by trade-in that do not meet certain standards or aged units.

Retail Commercial Truck Dealership Operations

We operate a heavy and medium-duty truck dealership group known as Premier Truck Group (“PTG”) with locations in Texas, Oklahoma, Tennessee, Georgia, and Canada. As of December 31, 2017, PTG operated twenty locations, including fourteen full-service dealerships and six collision centers, offering primarily Freightliner and Western Star branded trucks. PTG also offers a full range of used trucks available for sale as well as service and parts departments, providing a full range of maintenance and repair services.  This business generated $1,048.0 million of revenue in 2017.

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

The necessity of repairing trucks for our customers is a key area of differentiation for our commercial truck dealerships, and we provide around-the-clock service in certain locations to get our customers’ commercial trucks back on the road so they can complete their routes. PTG also carries an extensive inventory of parts for the new and used trucks they sell and service, including Thomas Built Buses, and other makes of medium and heavy-duty trucks. The service and parts business of our PTG commercial truck dealerships represents approximately 73% of our retail commercial truck dealership gross profit.

Similar to our retail automotive business, PTG is committed to providing outstanding brands and superior customer service in premium facilities. For example, our Dallas Freightliner location offers a state-of-the-art facility of climate controlled office space, service shops, customer amenities, parts inventory storage, and a parts showroom. This facility is equipped with 80 full-service truck bays with a full suite of on-hand parts inventory. Guests of Dallas Freightliner enjoy a television lounge with HDTV theater seating, a large comfortable customer lounge with lockers, laundry and shower facilities, on-site trailer parking, and free recreational vehicle electrical hook-up.

Commercial Vehicle Distribution Operations

Penske Commercial Vehicles Australia. We are the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand and portions of the Pacific. This business, known as Penske Commercial Vehicles Australia (“PCV Australia”), distributes commercial vehicles and parts to a network of more than 70 dealership locations, including eight company-owned retail commercial vehicle dealerships. This business generated $250.3 million of revenue in 2017.

Our local headquarters is located in Brisbane, Australia, which is the country’s third largest city. Our headquarters includes administrative facilities as well as a parts distribution center and a production center. We also have a parts distribution center in Auckland, New Zealand.

Western Star trucks are manufactured by Daimler Trucks North America in Portland, Oregon. These technologically advanced, custom-built vehicles are ordered by customers to meet their particular needs for line haul, long distance road train, mining, logging and other heavy-duty applications. We are also the exclusive importer of MAN trucks and buses. MAN Truck and Bus, a VW Group company, is a leading producer of medium and heavy-duty trucks as well as city and coach buses. These cab-forward, fuel efficient vehicles are principally produced in several sites in Germany and are ordered by customers for line haul, local distribution, mining and other off-road applications. Dennis Eagle refuse collection vehicles are manufactured by Ros Roca in Warwick, England. Together these brands represented 8.3% of heavy-duty truck units sold in Australia and 5.3% in New Zealand during 2017.

Our commercial vehicle distribution operations include six company-owned retail commercial vehicle dealerships in Australia and two company-owned retail commercial vehicle dealerships in New Zealand. Our dealership in Brisbane, Australia is the largest retailer of Western Star Trucks in Australia by volume. We finance our purchases of these vehicles under floor plan agreements with a local Daimler affiliate and a local Volkswagen affiliate with terms similar to our other floor plan agreements.

Penske Power Systems. We are also a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Mercedes-Benz Industrial, Allison Transmission and MTU Onsite Energy. This business, known as Penske Power Systems (“PPS”), offers products across the on- and off-highway markets in Australia, New Zealand and portions of the Pacific, including trucking, mining, power generation, construction, industrial, rail, marine, agriculture, oil & gas, and defense, and supports full parts and aftersales service through a network of branches, remote field service locations, and dealers across the region. This business generated $260.7 million of revenue in 2017.

Penske Power Systems’ principal headquarters is located at its Melbourne workshop/office facility. In addition to sales, distribution and full product repair capability, this facility includes the offices for national sales, engineering and marketing, a regional training facility, and a regional engineering center. In addition, PPS operates a corporate office based at its Sydney (Chipping Norton) branch which is dedicated to corporate activities,  distribution and product repair capability, and retail truck sales. PPS operates 14 branch facilities across Australia and in Auckland, New Zealand, and utilizes mobile remote field service units travelling directly to customer premises.

Penske Power Systems’ 79 dealers are strategically located throughout Australia, New Zealand and the Pacific. Most of the dealers (67) represent the Detroit Diesel brand, with the majority aligned to Western Star and/or Freightliner truck manufacturers. The remaining dealers represent the MTU (1) and Allison Transmission (11) brands. The “off-highway” business of PPS principally includes the sale of power systems by PPS directly to customers in the commercial, defense and maritime sectors, and to several dealers.

Penske Truck Leasing

We currently hold a 28.9% ownership interest in PTL, a leading provider of transportation services and supply chain management. PTL is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental and contract maintenance, along with logistics services such as dedicated contract carriage, distribution center management, transportation management and lead logistics provider. PTL has a highly diversified customer base that includes multi-national corporations across industries such as food and beverage, transportation, manufacturing, automotive, retail and healthcare, with whom they have long-term contracts, as well as individual consumers renting a single truck on a daily basis.

PTL operates one of the leading full-service truck leasing, truck rental and contract maintenance businesses in North America, and an international logistics business in North America, South America, Europe and Asia. PTL also operates its truck leasing and truck rental business in Australia through a joint venture with us.

Full-service truck leasing, truck rental and contract maintenance. Full-service truck leasing, truck rental and contract maintenance of commercial trucks, tractors and trailers is PTL’s largest business. PTL manages a fleet of approximately  269,000 trucks, tractors and trailers, consisting of approximately 185,500 vehicles owned by PTL and leased to customers under full-service lease or rental agreements and approximately 83,500 customer-owned and -operated vehicles for which they provided contract maintenance services. Terms under its full-service leases generally range from four to seven years for tractors and trucks and six to ten years for trailers. Its commercial and consumer rental fleet as of December 31, 2017 consisted of approximately 66,400 vehicles for use by its full-service truck leasing, small business and consumer customers for periods generally ranging from less than a day to 12 months. Most of its leased vehicles are configured according to customer specifications, including custom painting and lettering, while its rental trucks bear Penske branding.

Commercial customers often outsource to PTL in order to reduce the complexity, cost and total capital associated with vehicle ownership. Under a full-service lease, PTL provides and fully maintains the vehicle, which is generally specifically configured for the customer. The services provided under full-service lease and contract maintenance agreements generally include preventive and regular maintenance, advanced diagnostics, emergency road service, fleet services, safety programs, and nationwide fuel services through its network of company-operated facilities and a nationwide network of independent truck stops. In addition, PTL makes available to its full-service leasing and contract maintenance customers additional vehicles on a rental basis. This short-term availability of tractors, trucks and trailers typically accommodates seasonal, emergency and other temporary needs. A significant portion of these rentals are to existing full-service leasing and contract maintenance customers who are seeking flexibility in their fleet management. PTL has established a network of approximately 700 locations to provide full-service truck leasing, truck rental and contract maintenance services to customers. This network enables PTL to meet multi-location customer requirements. PTL’s commercial rental business generated 20% of its operating revenue for 2017 and its full-service lease and contract maintenance business generated 50% of its operating revenue in 2017.

For consumer customers, PTL provides short-term rental of light and medium-duty vehicles on a one-way and local basis, typically to transport household goods. Customers typically include local small businesses and individuals seeking a do-it-yourself solution to their moving needs. PTL’s fleet consists of late model vehicles ranging in size from small vans to 26-foot trucks, and its consumer rentals are conducted through approximately 1,860 independent rental agents and approximately 360 of its company-operated leasing and rental facilities. PTL’s consumer business generated 7% of its operating revenue for 2017.

Logistics. PTL’s logistics business offers a broad variety of services, such as dedicated contract carriage, distribution center management, transportation management, freight brokerage and lead logistics provider. PTL coordinates and provides services for its customers across the supply chain, including: inbound material flow, handling and packaging, inventory management, distribution and technologies, and sourcing of third-party carriers. These offerings are available individually or on a combined basis and often involve its associates performing services at the customer’s location. By offering a scalable series of services to its customers, PTL can manage the customer’s entire supply chain or any stand-alone service. PTL also utilizes specialized software that enables real-time fleet visibility and provides reporting metrics, giving customers detailed information on fuel economy and other critical supply chain costs. PTL’s international logistics business has approximately 380 locations in North America, South America, Europe and Asia. PTL’s logistics business generated 23% of its operating revenue for 2017.

Industry Information

Retail Automotive Dealership. Approximately 59% of our retail automotive dealership revenues are generated in the U.S., which in 2017 was the world’s second largest automotive retail market as measured by units sold. In 2017, sales of new cars and light trucks were approximately 17.2 million units, a decrease of 1.8% from 2016, and were generated at approximately 18,200 franchised new-car dealerships. According to the latest available data from the National Automobile Dealers Association, dealership revenue is derived as follows: 58% from new vehicle sales, 30% from used vehicle sales, and 12% from service and parts sales. Dealerships also offer a wide range of higher-margin products and services, including extended service contracts, financing arrangements and credit insurance. The National Automobile Dealers Association figures noted above include finance and insurance revenues within either new or used vehicle sales, as sales of these products are usually incremental to the sale of a vehicle.

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

Our European markets consist of Germany, the U.K., Italy, and Spain, which represented the first, second, fourth, and fifth largest automotive retail markets, respectively, in Western Europe in 2017, and accounted for approximately 64% of the total vehicle sales in Western Europe. Unit sales of automobiles in Western Europe were approximately 14.3 million in 2017, a 2.5% increase compared to 2016. In Germany, the U.K., Italy, and Spain, new car sales were approximately 3.4 million, 2.5 million, 2.0 million and 1.2 million units, respectively, in 2017.

We also own a 49% interest in a Japanese joint venture. Unit sales in Japan were 5.2 million in 2017, an increase of 5.6% from 2016.

We also operate fourteen stand-alone used vehicle dealerships in the U.S. and the U.K. Used vehicle sales are even more fragmented than new vehicle sales and are generated by new car dealerships, used vehicle “superstores,” individual small lot sellers, as well as individual to individual sales. Used vehicle sales were approximately 40 million units in the U.S. and approximately 8 million units in the U.K. in 2017.

Retail Commercial Truck Dealership. In 2017, North America sales of Class 5-8 medium and heavy-duty trucks, the principal vehicles for our PTG business, were approximately 499,932 units, an increase of 3.3% from 2016. The Class 5-7 medium-duty truck market increased 6.0% to 248,138 units from 234,163 units in the same period in 2016. The largest market, Class 8 heavy-duty trucks, increased 0.7% to approximately 251,794 units from approximately 249,952 units in 2016. In this market, our principal brands, Freightliner and Western Star, represent approximately 39.7% of that market.

Commercial Vehicle Distribution. Our commercial vehicle distribution business operates principally in Australia and New Zealand. In 2017, heavy-duty truck sales in Australia and New Zealand combined were 15,296 units, representing an increase of 21.8% from 2016. The brands we represent in Australia hold an 8.3% market share in the Australian heavy-duty truck market, and a 5.3% market share in New Zealand.

Penske Truck Leasing. PTL participates broadly in the global supply chain, estimated at $8.2 trillion annually, and particularly in the U.S. supply chain, estimated at $1.5 trillion annually. Only 11% of the total U.S. supply chain function is outsourced to third parties, such as PTL. We estimate, based on R. L. Polk registration data, that there are approximately 8.1 million commercial trucks operating in the United States, of which up to 4.0 million could be potential opportunities for PTL’s full-service leasing and contract maintenance offerings.

Dealership. Generally, new vehicle unit sales are cyclical and, historically, fluctuations have been influenced by factors such as manufacturer incentives, interest rates, fuel prices, unemployment, inflation, weather, the level of personal discretionary spending, credit availability, consumer confidence and other general economic factors. However, from a profitability perspective, automotive and truck retailers have historically been less vulnerable than manufacturers and parts suppliers to declines in new vehicle sales. We believe this is due to the retailers’ more flexible expense structure (a significant portion of the retail industry’s costs are variable) and their diversified revenue streams such as used vehicle sales and service and parts sales. In addition, manufacturers may offer various dealer incentives when sales are slow, which further increases the volatility in profitability for manufacturers and may help to decrease volatility for franchised automotive retailers.

Business Description

Information Technology and Customer Privacy

We consolidate financial, accounting and operational data received from our local operations through private data communications networks. Local operating data is gathered and processed through individual systems utilizing common centralized management systems predominately licensed from, and in many cases operated by, third parties. Our local systems follow our standardized accounting procedures and are compliant with any guidelines established by our vehicle manufacturers. Our database technology allows us to extract and aggregate data from the systems in a consistent format to generate consolidated financial and operational analysis. These systems also allow us to access detailed information for each individual location, as a group, or on a consolidated basis. Information we can access includes, among other things, inventory, cash, unit sales, the mix of new and used vehicle sales and sales of aftermarket products and services. Our ability to access this data allows us to continually analyze our local results of operations and financial position so as to identify areas for improvement.

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

Marketing

Retail Automotive Dealership.  Our marketing strategy focuses on our individual businesses to capitalize on local branding, as well as corporate programs and web presence, which allows us to leverage scale and our parent brand recognition. We align ourselves with the marketing implemented by our OEM partners for their respective brands and integrate those initiatives and resources across the brands we represent.

The central core of our marketing strategy revolves around a data-driven approach that combines key metrics and trends from industry and consumer studies, our customer relationship management systems, and performance data from our businesses. This approach emphasizes objectivity and transparency in our marketing efforts and allows us to measure and gauge our success.

Our dealerships have strong local brand and name recognition and are respected in their communities. As such, we focus our efforts on our individual businesses to capitalize on their strong local reputation. To supplement local marketing, we implement corporate initiatives that link our local businesses to leverage scale and our parent brand recognition.

We leverage scale by using consistent performance metrics across the group to identify best practices and opportunities to negotiate enterprise arrangements for key marketing partners. A single, unified, customer relationship management tool is used by our new vehicle dealerships in the U.S. to enhance and streamline customer communication, provide visibility into our sales pipeline, and measure return on investment across the organization.

To attract customers and enhance customer service, each of our dealerships maintains its own website platform. All dealership websites have consistent functionality and responsive formats, except where otherwise required by vehicle manufacturers, which helps to minimize costs and provides a consistent image across dealerships. In addition to the dealership websites, we advertise most of our U.S. and U.K. automotive retail new and pre-owned vehicle inventory online through PenskeCars.com and Sytner.co.uk, as discussed previously under “Embrace Digital Marketing” above.

Consistent with our data-driven approach, as consumer activity continues to move toward digital, our marketing strategy places a strong emphasis on all forms of digital marketing. We strive to build and optimize our online presence across multiple platforms in order to drive high quality traffic to our business and maintain consistent and professional messaging. By focusing on social media, video, mobile, email marketing, online advertising, search engine optimization, branding, and content, we proactively optimize all avenues of digital customer engagement.

We monitor customer satisfaction data to track the performance of operations, and incent our personnel to provide exceptional customer service, thereby driving increased customer loyalty. Social media is a highly-valued element of our marketing strategy that allows us to engage with customers, build dealership awareness and enhance repeat and referral business. Additionally, we leverage corporate social media efforts and partners to benefit our dealerships and create a strong sense of community. Online reputation management sites, such as Google and Yelp, are proactively monitored to ensure we are offering a superior customer experience.

Through our marketing strategy, we aim to forge lasting relationships with our customers, enhance our reputation, and create the opportunity for significant repeat and referral business.

Retail Commercial Truck Dealership and Commercial Vehicle Distribution. We market commercial trucks in the U.S. and Canada and commercial vehicles and other products in Australia and New Zealand principally through a network of dealership and service locations, supported by corporate level marketing efforts. Our digital marketing leverages manufacturer websites supplemented by brand specific websites to promote our brands. We also employ local sponsorships to generate brand awareness in our markets and market to customers at various trade shows and other industry events. While we rely on our dealerships and service locations to market to local customers, we typically assign a regional sales manager to oversee local dealer marketing efforts.

Agreements with Vehicle Manufacturers

We operate our franchised new vehicle dealerships under separate agreements with the manufacturers or distributors of each brand of vehicle sold at that dealership. These agreements are typical throughout the industry and may contain provisions and standards governing almost every aspect of the dealership, including ownership, management, personnel, training, maintenance of a minimum of working capital, net worth requirements, maintenance of minimum lines of credit, advertising and marketing activities, facilities, signs, products and services, maintenance of minimum amounts of insurance, achievement of minimum customer service standards and monthly financial reporting. In addition, the General Manager and/or the owner of a dealership typically cannot be changed without the manufacturer’s consent. In exchange for complying with these provisions and standards, we are granted the non-exclusive right to sell the manufacturer’s or distributor’s brand of vehicles and related parts and warranty services at our dealerships. The agreements also grant us a non-exclusive license to use each manufacturer’s trademarks, service marks and designs in connection with our sales and service of its brand at our dealership.

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

The automotive and truck retail industry is currently served by franchised dealerships, independent used vehicle dealerships and individual consumers who sell used vehicles in private transactions. For new vehicle sales, we compete primarily with other franchised dealers in each of our marketing areas, relying on our premium facilities, superior customer service, advertising and merchandising, management experience, sales expertise, reputation, and the location of our dealerships to attract and retain customers. Each of our markets may include a number of well-capitalized competitors, including in certain instances dealerships owned by manufacturers and national and regional retail chains. In our retail commercial truck dealership operations, we compete with other manufacturers and retailers of medium and heavy-duty trucks such as Ford, International Kenworth, Mack, Peterbilt and Volvo. We also compete with dealers that sell the same brands of new vehicles that we sell and with dealers that sell other brands of new vehicles that we do not represent in a particular market. Our new vehicle dealership competitors have franchise agreements which give them access to new vehicles on the same terms as us. Automotive dealers also face competition in the sale of new vehicles from purchasing services and warehouse clubs. With respect to arranging financing for our customers’ vehicle purchases, we compete with a broad range of financial institutions such as banks and local credit unions.

For used vehicle sales, we compete in a highly fragmented market which sells approximately 40 million units in the U.S. and 8 million units in the U.K. annually through other franchised dealers, independent used vehicle dealers, automobile rental agencies, purchasing services, private parties, and used vehicle “superstores” for the procurement and resale of used vehicles.

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

Commercial Vehicle Distribution. With respect to our commercial vehicle distribution operations in Australia and New Zealand, we compete with manufacturers, distributors, and retailers of other vehicles and products in our markets. The brands we represent in Australia hold an 8.3% market share in the Australian heavy-duty truck market, and a 5.3% market share in New Zealand.

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

PTL’s logistics business competes with other dedicated logistics providers, transportation management businesses, freight brokers, warehouse providers and truckload carriers on a national, regional and local level, as well as with the internal supply chain functions of prospective customers who rely on their own resources for logistics management. Competitive factors include price, efficient logistical design offerings, equipment, maintenance, service, technology and geographic coverage, and driver and operations expertise. PTL seeks to combine its logistics services with its existing full-service truck leasing and truck rental business to create an integrated transportation solution for its customers.

Employees and Labor Relations

As of December 31, 2017, we employed more than 26,000 people, approximately 750 of whom were covered by collective bargaining agreements with labor unions. We consider our relations with our employees to be satisfactory. Our policy is to motivate our key managers through, among other things, variable compensation programs tied principally to local profitability. Due to our reliance on vehicle manufacturers, we may be adversely affected by labor strikes or work stoppages at the manufacturers’ facilities.

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

Environmental Matters

We are subject to a wide range of environmental laws and regulations, including those governing discharges into the air and water, the operation and removal of aboveground and underground storage tanks, the use, handling, storage and disposal of hazardous substances and other materials and the investigation and remediation of environmental contamination. Our business involves the generation, use, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as motor oil, filters, transmission fluid, antifreeze, refrigerant, batteries, solvents, lubricants, tires, and fuel. We have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations.

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

We have a proactive strategy related to environmental, health and safety compliance, which includes contracting with third parties to inspect our facilities periodically. We believe that we do not have any material environmental liabilities and that compliance with environmental laws and regulations will not, individually or in the aggregate, have a material effect on us. However, soil and groundwater contamination is known to exist at certain of our current or former properties. Further, environmental laws and regulations are complex and subject to change. In addition, in connection with our acquisitions, it is possible that we will assume or become subject to new or unforeseen environmental costs or liabilities, some of which may be material. Compliance with current, amended, new or more stringent laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions could require additional expenditures by us, and such expenditures could be material.

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

The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include the following:

Macro-economic conditions. Our performance is impacted by general economic conditions overall, and in particular by economic conditions in the markets in which we operate. These economic conditions include: levels of new and used vehicle sales; availability of consumer credit; changes in consumer demand; consumer confidence levels; fuel prices; personal discretionary spending levels; interest rates; and unemployment rates. When the worldwide economy faltered and the worldwide automotive industry experienced significant operational and financial difficulties in 2008 and 2009, we were adversely affected, and we expect a similar relationship between general economic and industry conditions and our performance in the future. The intended departure of the United Kingdom from the European Union (“Brexit”) noted below has generated significant macroeconomic challenges for the global economy. We cannot predict the future effect of Brexit on macroeconomic conditions or the automotive industry in particular, although any sustained drop in vehicle sales would adversely affect our operating results.

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

Brand reputation. Our businesses, and our commercial vehicle operations in particular as those are more concentrated with a particular manufacturer, are impacted by consumer demand and brand preference, including consumers’ perception of the quality of those brands. A decline in the quality and brand reputation of the vehicles or other products we sell or distribute, as a result of events such as manufacturer recalls or legal proceedings, may adversely affect our business. If such events were to occur, the profitability of our business related to those manufacturers could be adversely affected. Beginning in 2015, Volkswagen AG received notice informing them that governmental agencies determined that certain Volkswagen and Audi diesel vehicles do not comply with applicable emissions regulations. There have been conflicting reports whether similar issues are present in other manufacturers’ vehicles. While the Volkswagen and Audi diesel vehicles at issue represent a small portion of our total vehicle sales, should such non-compliance by the automotive manufacturers prove widespread or be present in a substantial number of vehicles we sell, our business could be adversely affected.

Restructuring, bankruptcy or other adverse conditions affecting a significant automotive manufacturer or supplier. Our success depends on the overall success of the automotive industry generally, and in particular on the success of the brands of vehicles that each of our dealerships sell. In 2017, revenue generated at our Audi/Volkswagen/Porsche/Bentley, BMW/MINI, Toyota/Lexus, and Mercedes-Benz/Sprinter/smart dealerships represented 24%, 23%,  13%, and 10%, respectively, of our total automotive dealership revenues. Significant adverse events, such as the earthquake and tsunami that struck Japan in March 2011 and resulted in reduced new vehicle production by Japanese automotive manufacturers in 2011, or other future events that interrupt vehicle or parts supply to our dealerships, would likely have a significant and adverse impact on the industry as a whole, including us, particularly if the events impact any of the manufacturers whose franchises generate a significant percentage of our revenue.

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

Our business is very competitive. We generally compete with: other franchised dealerships in our markets; used vehicle superstores, private market buyers and sellers of used vehicles; Internet-based vehicle sellers; national and local service and repair shops and parts retailers; with respect to commercial vehicles, distributors of similar products; and manufacturers in certain markets. Purchase decisions by consumers when shopping for a vehicle are extremely price sensitive. The level of competition in the market generally, coupled with increasing price transparency resulting from the use of the Internet by consumers, and pricing discounts to customers, can lead to lower selling prices and related profits. If there is a prolonged drop in retail prices, new vehicle sales are allowed to be made over the Internet without the involvement of franchised dealers, or if dealerships are able to effectively use the Internet to sell outside of their markets, our business could be materially adversely affected.

Evolving automotive and trucking industries. The automotive and trucking industries are predicted to experience rapid change. Shared vehicle services such as Uber and Lyft provide consumers with increased choice in their personal mobility options. The effect of these and similar mobility options on the retail automotive industry is uncertain, and may include lower levels of new vehicles sales, but with increasing miles driven, which could require additional demand for vehicle maintenance. In part due to regulatory requirements to limit vehicle emissions, many automotive manufacturers have announced plans to further electrify their vehicle offerings. We expect to continue to sell electric and hybrid gas/electric vehicles through our franchised dealerships, though if pure electric vehicles were widely accepted by customers, our service revenues may decline, as these vehicles may require less physical maintenance than gas and hybrid vehicles. In addition, technological advances are facilitating the development of driverless vehicles. The eventual timing of availability of driverless vehicles is uncertain due to regulatory requirements, additional technological requirements, and uncertain consumer acceptance of these vehicles. The effect of driverless vehicles on the automotive retail and trucking industries is uncertain and could include changes in the level of new and used vehicles sales, the price of new vehicles, and the role of franchised dealers, any of which could materially and adversely affect our business.

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

Recent hurricanes impacted our operations. Hurricane Maria significantly impacted the island of Puerto Rico during the third quarter of 2017, as the power grid and communication systems on the island were severely damaged. As a result, certain of the Company’s operations were suspended and operations were adversely impacted into the fourth quarter of 2017 and remain impacted in the first quarter of 2018. Hurricanes Irma and Harvey disrupted our operations in Florida, Georgia (Atlanta market), and Texas (Houston market) during the third quarter of 2017. Operations in Florida and Texas were impacted for nearly one week, while Georgia experienced a disruption in operations for 1-2 days. We estimate that storm-related losses, expenses, and business interruption, net of expected insurance proceeds, were approximately $3.0 million in 2017.

Leverage. Our significant debt and other commitments expose us to a number of risks, including:

Cash requirements for debt and lease obligations. A significant portion of the cash flow we generate must be used to service the interest and principal payments relating to our various financial commitments, including $3.8 billion of floor plan notes payable, $2.2 billion of non-vehicle long-term debt and $5.1 billion of future lease commitments (including extension periods that are reasonably assured of being exercised and assuming constant consumer price indices). A sustained or significant decrease in our operating cash flows could lead to an inability to meet our debt service or lease requirements or to a failure to meet specified financial and operating covenants included in certain of our agreements. If this were to occur, it may lead to a default under one or more of our commitments and potentially the acceleration of amounts due, which could have a significant and adverse effect on us.

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

Performance of sublessees. In connection with the sale, relocation and closure of certain of our franchises, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties in 2017 totaled approximately $20.6 million. In the aggregate, we remain ultimately liable for approximately $200.1 million of such lease payments including payments relating to all available renewal periods. We rely on our sub-tenants to pay the rent and maintain the properties covered by these leases. In the event a subtenant does not perform under the terms of their lease with us, we could be required to fulfill such obligations, which could have a significant and adverse effect on us.

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

The United Kingdom’s potential departure from the European Union could adversely affect us. The United Kingdom is expected to exit the European Union in May 2019. Negotiations regarding the future terms of the United Kingdom’s relationship with the European Union are ongoing. The effects of Brexit will depend on any agreements the

United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit itself and the length of time the United Kingdom and the European Union engage in discussions, which could be over a protracted period of time, could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound and the Euro. More specifically, it could lead to increased retail prices in the United Kingdom since the majority of vehicles sold in the U.K. are imported from other countries in Europe.

In addition, commentators have suggested the June 2016 Brexit vote could lead to further referenda as to whether certain of the four countries that comprise the United Kingdom (England, Scotland, Wales and Northern Ireland) will remain a part of the European Union. While the majority of our U.K. operations are in England, we also have operations in Scotland, Wales and Northern Ireland. The same factors noted above apply to any potential exit of these countries from the United Kingdom.

As exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. The British Pound has weakened since the June 2016 Brexit vote, with an average exchange rate of British Pounds to U.S. Dollars of 1.29 for 2017 compared to 1.36 in 2016, a decrease of 5.1%. A weakening British Pound as compared to the U.S. Dollar negatively impacts our U.S. Dollar reported results of operations. Our U.K. business generated 33% of our total revenue for the year ended December 31, 2017. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, consolidated financial position, results of operations, and cash flows.

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

International and foreign currency risk. We have significant operations outside the U.S. that expose us to changes in foreign exchange rates and to the impact of economic and political conditions in the markets where we operate. As exchange rates fluctuate, our results of operations as reported in U.S. Dollars fluctuate. For example, if the U.S. Dollar were to continue to strengthen against the British Pound, our U.K. results of operations would translate into less U.S. Dollar reported results. The British Pound has weakened since the June 2016 Brexit vote, with an average exchange rate of British Pounds to U.S. Dollars of 1.29 for 2017 compared to 1.36 in 2016, a decrease of 5.1%. Sustained levels or an increase in the value of the U.S. Dollar, particularly as compared to the British Pound, could result in a significant and adverse effect on our reported results.

Joint ventures. We have significant investments in a variety of joint ventures, including retail automotive operations in Germany, Japan, Italy and Spain. We previously had a 23.4% interest in PTL, and as of September 2017, increased our ownership to 28.9%. We expect to receive annual operating distributions from PTL and the other ventures, and in the case of PTL, realize significant cash tax savings. These benefits may not be realized if the joint ventures do not perform as expected, or if changes in tax, financial, or regulatory requirements negatively impact the results of the joint venture operations. Our ability to dispose of these investments may be limited. In addition, the relevant joint venture agreement and other contractual restrictions may limit our access to the cash flows of these joint ventures. For example, PTL’s principal debt agreements allow partner distributions only as long as PTL is not in default under that agreement and the amount PTL distributes does not exceed 50% of its consolidated net income.

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

Capital markets risk. PTL relies on banks and the capital markets to fund its operations and capital commitments. PTL had a significant amount of total indebtedness at December 31, 2017, which it uses in part to purchase its vehicle fleet, and therefore is subject to changes in, and continued access to, the capital markets.

Key personnel. We believe that our success depends to a significant extent upon the efforts and abilities of our senior management, and in particular upon Roger Penske who is our Chair and Chief Executive Officer. To the extent Mr. Penske, or other key personnel, were to depart from our Company unexpectedly, our business could be significantly disrupted.

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

European Union General Data Protection Regulation. We are subject to numerous laws and regulations in the U.S. and internationally designed to protect the information of clients, customers, employees, and other third parties that we collect and maintain, including the European Union General Data Protection Regulation (the “GDPR”), which will take effect in May 2018. The GDPR, among other things, mandates new requirements regarding the handling of personal data of employees and customers, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. If we fail to comply with these laws or regulations, we could be subject to significant litigation, monetary damages, regulatory enforcement actions or fines in one or more jurisdictions. For example, a failure to comply with the GDPR could result in fines up to the greater of €20 million or 4% of annual global revenues.

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

Vehicle requirements. Federal and state governments in our markets have increasingly placed restrictions and limitations on the vehicles sold in the market in an effort to combat perceived negative environmental effects. For example, in the U.S., automotive manufacturers are subject to federally mandated corporate average fuel economy standards which will increase substantially through 2025. Furthermore, numerous states and other jurisdictions, including California, have adopted or are considering regulations requiring the sale of specified numbers of zero-emission vehicles. Moreover, several countries, including the U.K. and Germany, have announced or are considering plans to ban or restrict the sale of diesel or combustible fuel vehicles. Significant increases in fuel economy requirements and new federal or state restrictions on emissions on vehicles and fuels could adversely affect prices of and demand for the new vehicles that we sell, which could materially adversely affect us.

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

New U.S. tax laws. On December 22, 2017, the U.S. Tax Cuts and Jobs Act was signed into law. This law imposes significant changes on the way we are taxed, including, among other things, changes to U.S. federal tax rates, imposing significant additional limitations on the deductibility of interest, and the migration to a new international system of taxation. There is substantial uncertainty regarding both the timing and the details of how these changes will affect our company, our customers, and the customers of Penske Truck Leasing, any of which changes may be adverse to us. See Part II, Item 8, Note 16 of the Notes to our Consolidated Financial Statements for additional information on our initial assessment of these changes to our company.

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

Accounting rules and regulations. The Financial Accounting Standards Board is currently evaluating several significant changes to GAAP in the U.S., including new guidance recently issued for revenue recognition and lease accounting. Changes to U.S. GAAP could significantly affect our reported financial position, earnings and cash flows upon adoption and effectiveness.  For example, adoption of the new lease accounting standard is expected to result in a significant increase in lease liabilities and right-of-use assets on our consolidated balance sheets. In addition, changes to lease accounting could affect PTL customers’ decisions to purchase or lease trucks, which could adversely affect their business if leasing becomes a less favorable option. See the disclosure provided under “Recent Accounting Pronouncements” in Part II, Item 8, Note 1 of the Notes to our Consolidated Financial Statements for additional detail on accounting standard updates expected to have an impact on us.

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

Some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests. Roger Penske, our Chair and Chief Executive Officer and a director, holds the same offices at Penske Corporation. Robert Kurnick, Jr., our President and a director, is also the Vice Chair and a director of Penske Corporation. Bud Denker, our Executive Vice President, Human Resources, is also the President of Penske Corporation. Each of these officers is paid much of their compensation by Penske Corporation. The compensation they receive from us is based on their efforts on our behalf, however, they are not required to spend any specific amount of time on our matters. One of our directors, Roger S. Penske, Jr.,  is the son of our Chair and also serves as a director of Penske Corporation. Kanji Sasaki, one of our directors and officers, is also an employee of Mitsui & Co. Roger Penske also serves as Chairman of Penske Truck Leasing, for which he is compensated by PTL.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “PAG.” As of February 16, 2018, there were 166 holders of record of our common stock. The following table sets forth the high and low sales prices and quarterly dividends per share for our common stock as reported on the New York Stock Exchange Composite Tape during each quarter of 2017 and 2016.

	High	Low	Dividend
2016:
First Quarter	$41.72	$29.41	$0.26
Second Quarter	40.89	31.02	0.27
Third Quarter	50.07	29.29	0.28
Fourth Quarter	56.05	41.90	0.29
2017:
First Quarter	$55.26	$45.05	$0.30
Second Quarter	49.41	40.37	0.31
Third Quarter	47.63	38.33	0.32
Fourth Quarter	50.36	44.39	0.33

Dividends

In addition to the dividends noted above, we have announced the payment of a dividend of $0.34 per share to be paid on March 1, 2018 to shareholders of record as of February 12, 2018. Future cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions imposed by any then-existing indebtedness and other factors considered relevant by our Board of Directors. In particular, our U.S. credit agreement and the indentures governing our 5.75%, 5.375%, 5.50%, and 3.75% senior subordinated notes contain, and any future indenture that governs any notes which may be issued by us may contain, certain limitations on our ability to pay dividends. Refer to the disclosures provided in Part II, Item 8, Note 9 of the Notes to our Consolidated Financial Statements set forth below for a detailed description of our long-term debt obligations. We are a holding company whose assets consist primarily of the direct or indirect ownership of the capital stock of our operating subsidiaries. Consequently, our ability to pay dividends is dependent upon the earnings of our subsidiaries and their ability to distribute earnings and other advances and payments to us.

Securities Repurchases

In October 2017, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities to $200.0 million. Prior to the increase, we had $19.4 million in remaining authorization. As of December 31, 2017, we had $200.0 million in repurchase authorization remaining under the securities repurchase program.  For further information with respect to repurchases of our shares by us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Securities Repurchases.”

SHARE INVESTMENT PERFORMANCE

The following graph compares the cumulative total stockholder returns on our common stock based on an investment of $100 on December 31, 2012 and the close of the market on December 31 of each year thereafter against (i) the Standard & Poor’s 500 Index and (ii) an industry/peer group consisting of Asbury Automotive Group, Inc., AutoNation, Inc., Group 1 Automotive, Inc., Lithia Motors, Inc., and Sonic Automotive, Inc. The graph assumes the reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Penske Automotive Group, Inc., the S&P 500 Index and a Peer Group

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	Cumulative Total Return
	12/12	12/13	12/14	12/15	12/16	12/17
Penske Automotive Group, Inc.	100.00	159.49	168.83	148.37	187.18	177.63
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
Peer Group	100.00	133.17	166.22	162.41	144.69	150.95

Item 6.  Selected Financial Data

The following table sets forth our selected historical consolidated financial and other data as of and for each of the five years in the period ended December 31, 2017, which has been derived from our audited consolidated financial statements. During the periods presented, we made a number of acquisitions and have included the results of operations of the acquired dealerships from the date of acquisition. As a result, our period to period results of operations vary depending on the dates of the acquisitions. Accordingly, this selected financial data is not necessarily comparable or indicative of our future results. During the periods presented, we also sold or made available for sale certain entities which have been treated as discontinued operations in accordance with generally accepted accounting principles.  You should read this selected consolidated financial data in conjunction with our audited consolidated financial statements and related footnotes included elsewhere in this report.

	As of and for the Years Ended December 31,
	2017 (1)	2016 (2)	2015	2014 (3)	2013
	(In millions, except share and per share data)
Consolidated Statement of Operations Data:
Total revenues	$21,386.9	$20,118.5	$19,284.9	$17,232.0	$14,482.5
Gross profit	$3,222.5	$2,966.6	$2,867.5	$2,579.2	$2,201.0
Income from continuing operations attributable to Penske Automotive Group common stockholders (4)	$613.5	$343.9	$329.6	$301.4	$247.0
Net income attributable to Penske Automotive Group common stockholders	$613.3	$342.9	$326.1	$286.7	$244.2
Diluted earnings per share from continuing operations attributable to Penske Automotive Group common stockholders	$7.14	$4.00	$3.67	$3.34	$2.73
Diluted earnings per share attributable to Penske Automotive Group common stockholders	$7.14	$3.99	$3.63	$3.17	$2.70
Shares used in computing diluted share data	85,877,227	86,000,754	89,759,626	90,354,839	90,330,621
Balance Sheet Data:
Total assets (5)	$10,540.6	$8,833.0	$7,982.9	$7,186.3	$6,378.9
Total floor plan notes payable	$3,761.8	$3,317.8	$3,379.6	$2,746.4	$2,579.7
Total debt (excluding floor plan notes payable)	$2,163.2	$1,877.1	$1,275.0	$1,342.6	$989.3
Total equity attributable to Penske Automotive Group common stockholders	$2,395.2	$1,750.9	$1,790.2	$1,652.8	$1,504.4
Cash dividends per share	$1.26	$1.10	$0.94	$0.78	$0.62

(1)

Includes  a  $243.4 million income tax benefit, or $2.83 per share, from the enactment of the U.S. Tax Cuts and Jobs Act in December 2017, as further discussed in Part II, Item 8, Note 16 of the Notes to our Consolidated Financial Statements set forth below.

(2)

Includes a $5.1 million income tax benefit, or $0.06 per share, from the revaluation of a deferred tax liability as a result of our acquisition of the remaining ownership interests of PTG in April 2016.

(3)

Includes a gain of $16.0 million ($9.7 million after tax), or $0.10 per share, from the revaluation at fair value of a previously held non-controlling interest in PTG, of which we acquired a controlling interest in November 2014.

(4)

Excludes income (loss) from continuing operations attributable to non-controlling interests of $(0.5) million, $3.5 million, $4.3 million, $3.4 million, and $1.5 million in 2017, 2016, 2015, 2014, and 2013, respectively.

(5)

Includes reclassifications due to the retrospective application of Accounting Standards Update No. 2015-17, “Income Taxes (Topic 740) — Balance Sheet Classification of Deferred Taxes” of $28.1 million, $30.5 million, $31.4 million, and $29.1 million in 2016, 2015, 2014, and 2013, respectively.

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

Overview

We are a diversified international transportation services company that operates automotive and commercial truck dealerships principally in the United States, Canada and Western Europe, and distributes commercial vehicles, diesel engines, gas engines, power systems and related parts and services principally in Australia and New Zealand. We employ more than 26,000 people worldwide.

In 2017, our business generated $21.4 billion in total revenue, which is comprised of approximately $19.8 billion from retail automotive dealerships, $1.0 billion from retail commercial truck dealerships and $0.5 billion from commercial vehicle distribution and other operations. We generated $3.2 billion in gross profit, which is comprised of $2.9 billion from retail automotive dealerships, $165.8 million from retail commercial truck dealerships and $131.9 million from commercial vehicle distribution and other operations.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $19.8 billion in total retail automotive dealership revenue we generated in 2017. As of December 31, 2017, we operated 343 retail automotive franchises, of which 155 franchises are located in the U.S. and 188 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In 2017, we retailed and wholesaled more than 618,900 vehicles. We are diversified geographically, with 59% of our total retail automotive dealership revenues in 2017 generated in the U.S. and Puerto Rico and 41% generated outside the U.S. We offer over 40 vehicle brands, with 70% of our retail automotive dealership revenue in 2017 generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts, and replacement and aftermarket automotive products.

In the first quarter of 2017, we acquired CarSense in the U.S. and CarShop in the U.K., both businesses representing stand-alone used vehicle dealerships, which we believe complement our existing franchised retail automotive dealership operations and provide scalable opportunities across our market areas. Our CarSense operations consist of five locations operating in the Philadelphia and Pittsburgh, Pennsylvania market areas, including southern New Jersey. Our CarShop operations consist of five retail locations and a vehicle preparation center operating principally throughout Southern England. In January 2018, we expanded our U.K. stand-alone used vehicle dealerships by acquiring The Car People, one of the U.K.’s leading retailers of used vehicles. The Car People has four retail locations operating across Northern England, which complements CarShop’s locations principally in Southern England.

Retail automotive dealerships represented 92.7% of our total revenues and 90.8% of our total gross profit in 2017.

Retail Commercial Truck Dealership. We operate a heavy and medium-duty truck dealership group known as Premier Truck Group (“PTG”) with locations in Texas, Oklahoma, Tennessee, Georgia, and Canada. As of December 31, 2017, PTG operated twenty locations, including fourteen full-service dealerships and six collision centers, offering primarily Freightliner and Western Star branded trucks. Four of these locations were acquired in April 2016 in the greater Toronto, Canada market area, and two of these locations were acquired in December 2016 in the Niagara Falls, Canada market area. PTG also offers a full range of used trucks available for sale as well as service and parts departments, providing a full range of maintenance and repair services.

This business represented 4.9% of our total revenues and 5.1% of our total gross profit in 2017.

Commercial Vehicle Distribution. We are the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand and portions of the Pacific. This business, known as Penske Commercial Vehicles Australia (“PCV Australia”), distributes commercial vehicles and parts to a network of more than 70 dealership locations, including eight company-owned retail commercial vehicle dealerships.

We are also a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Mercedes-Benz Industrial, Allison Transmission and MTU Onsite Energy. This business, known as Penske Power Systems (“PPS”), offers products across the on- and off-highway markets in Australia, New Zealand and portions of the Pacific and supports full parts and aftersales service through a network of branches, field locations and dealers across the region. The on-highway portion of this business complements our PCV Australia distribution business, including integrated operations at retail locations selling PCV brands.

These businesses represented 2.4% of our total revenues and 4.1% of our total gross profit in 2017.

Penske Truck Leasing. We currently hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation services and supply chain management. PTL is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental and contract maintenance, along with logistic services such as dedicated contract carriage, distribution center management, transportation management and lead logistics provider. On July 27, 2016, we acquired an additional 14.4% ownership interest in PTL from subsidiaries of GE Capital Global Holdings, LLC (collectively, “GE Capital”) for approximately $498.5 million in cash to bring our ownership interest to 23.4%. Prior to this acquisition, we held a 9.0% ownership interest in PTL. On September 7, 2017, we acquired an additional 5.5% ownership interest from GE Capital for approximately $239.1 million in cash. At the same time, affiliates of Mitsui & Co., Ltd. (“Mitsui”), our second largest shareholder, acquired an additional 10.0% ownership interest in PTL at the same valuation. PTL is currently owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui. GE Capital no longer owns any ownership interests in PTL. We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments.

Outlook

Please see the discussion provided under “Outlook” in Part I, Item 1 for a discussion of our outlook in our markets.

Operating Overview

Automotive and commercial truck dealerships represent the majority of our results of operations. New and used vehicle revenues include sales to retail customers and to leasing companies providing consumer leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, sales of third-party insurance policies, commissions relating to the sale of finance and lease contracts to third parties, and the sales of certain other products. Service and parts revenues include fees paid by customers for repair, maintenance and collision services, and the sale of replacement parts and other aftermarket accessories, as well as warranty repairs that are reimbursed directly by various OEMs.

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

Aggregate revenue and gross profit increased $1,268.4 million, or 6.3%, and $255.9 million, or 8.6%, respectively, during 2017 compared to 2016. The increases are largely attributable to increases in used vehicle, finance and insurance, and service and parts revenue and gross profit from net dealership acquisitions.

As exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to weaken against the U.S. Dollar, our U.K. results of operations would translate into less U.S. Dollar reported results. The British Pound weakened against the U.S. Dollar during 2017 compared to 2016, which negatively impacted our reported results of operations. On June 23, 2016, the United Kingdom held a referendum in which a majority voted to exit the European Union (“Brexit vote”). The British Pound has weakened since the Brexit vote, with an average exchange rate of British Pounds to U.S. Dollars of 1.29 for 2017 compared to 1.36 in 2016, a decrease of 5.1%. Foreign currency average rate reductions decreased revenue and gross profit by $314.7 million and $39.6 million, respectively, in 2017.  Foreign currency average rate reductions also reduced earnings per share from continuing operations by approximately $0.08 per share in 2017. Excluding the impact of foreign currency average rate reductions, revenue and gross profit increased 7.9% and 10.0%, respectively, in 2017.

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

Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories that is secured by those vehicles. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing, and includes interest relating to our retail commercial truck dealership and commercial vehicle distribution operations. The cost of our variable rate indebtedness is based on the prime rate, defined London Interbank Offered Rate (“LIBOR”), the Bank of England Base Rate, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Australian Bank Bill Swap Rate, or the New Zealand Bank Bill Benchmark Rate.

Equity in earnings of affiliates represents our share of the earnings from our investments in joint ventures and other non-consolidated investments, including PTL.

During the first quarter of 2015, we divested our car rental business that included Hertz car rental franchises in the Memphis, Tennessee market and certain markets throughout Indiana in light of our perceived inability to grow that business. The results of operations of our car rental business are included in discontinued operations for the year ended December 31, 2015.

The future success of our business is dependent upon, among other things, general economic and industry conditions; our ability to consummate and integrate acquisitions; the level of vehicle sales in the markets where we operate; our ability to increase sales of higher margin products, especially service and parts sales; our ability to realize returns on our significant capital investment in new and upgraded dealership facilities; the success of our distribution of commercial vehicles, engines, and power systems; and the return realized from our investments in various joint ventures and other non-consolidated investments. See Item 1A. “Risk Factors” and “Forward-Looking Statements” below.

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

Revenue Recognition

Dealership Vehicle, Parts and Service Sales. We record revenue for vehicle sales when vehicles are delivered, which is when the transfer of title and risks and rewards of ownership are considered passed to the customer. We record revenue for service or repair work when the work is completed, and record parts sales when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenue). During 2017, 2016, and 2015, we earned $693.9 million, $654.9 million, and $628.9 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $675.3 million, $638.2 million, and $611.7 million, respectively, was recorded as a reduction of cost of sales. The remaining $18.6 million, $16.7 million, and $17.2 million, was recorded as a reduction of selling, general and administrative expenses during 2017,  2016, and 2015, respectively.

Dealership Finance and Insurance Sales. Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $24.9 million and $23.5 million as of December 31, 2017 and 2016, respectively.

Commercial Vehicle Distribution. We record revenue from the distribution of vehicles, engines, and products when the goods are delivered, which is when the transfer of title and risks and rewards of ownership are considered passed to the customer. We record revenue for service or repair work when the work is completed, and record parts sales when parts are delivered to our customers. For our long-term power generation contracts, we record revenue as services are provided in accordance with contract milestones.

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

For our Retail Automotive, Retail Commercial Truck, and Other reporting units, we prepared a quantitative assessment of the carrying value of goodwill. We estimated the fair value of our reporting units using an “income” valuation approach. The “income” valuation approach estimates our enterprise value using a net present value model, which discounts projected free cash flows of our business using the weighted average cost of capital as the discount rate. In connection with this process, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization. We believe this reconciliation process is consistent with a market participant perspective. This consideration would also include a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest, and other significant assumptions including revenue and profitability growth, franchise profit margins, residual values and the cost of capital. We concluded that the fair value of each of these reporting units exceeded its carrying value.

Investments

We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $1,256.6 million and $893.4 million as of December 31, 2017 and 2016, respectively, including $1,185.6 million and $823.8 million relating to PTL as of December 31, 2017 and 2016, respectively. In July 2016, we increased our ownership interest in PTL from 9.0% to 23.4% as a result of our acquisition of an additional 14.4% ownership interest, and in September 2017, we acquired an additional 5.5% ownership interest, as discussed previously. We currently hold a 28.9% ownership interest in PTL.

Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment is identified, management estimates the fair value of the investment using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, profit margins, residual values, and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value.

Self-Insurance

We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, vehicle physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance, and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $30.3 million and $28.3 million as of December 31, 2017 and 2016, respectively.

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

On December 22, 2017, the President of the United States signed into law P.L. 115-97, commonly referred to as the U.S. Tax Cuts and Jobs Act (the “Act”). The Act modifies several provisions of the Internal Revenue Code related to corporations, including a permanent corporate income tax rate reduction from 35% to 21%, effective January 1, 2018. The Act also significantly changes international tax laws for tax years beginning after December 31, 2017 and requires a one-time mandatory deemed repatriation of all cumulative post-1986 foreign earnings and profits of a U.S. shareholder’s foreign subsidiaries, effective in 2017, the year of enactment.

Refer to the disclosures provided in Part II, Item 8, Note 16 of the Notes to our Consolidated Financial Statements for additional detail on our accounting for income taxes, including additional discussion on the enactment of the Act and the resulting impact on our 2017 financial statements.

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

Results of Operations

The following tables present comparative financial data relating to our operating performance in the aggregate and on a “same-store” basis. Dealership results are included in same-store comparisons when we have consolidated the acquired entity during the entirety of both periods being compared. As an example, if a dealership were acquired on January 15, 2015, the results of the acquired entity would be included in annual same-store comparisons beginning with the year ended December 31, 2017 and in quarterly same-store comparisons beginning with the quarter ended June 30, 2016.

Retail Automotive Dealership New Vehicle Data

(In millions, except unit and per unit amounts)

			2017 vs. 2016				2016 vs. 2015
New Vehicle Data	2017	2016	Change	% Change	2016	2015	Change	% Change
New retail unit sales	248,774	249,695	(921)	(0.4)%	249,695	233,524	16,171	6.9%
Same-store new retail unit sales	231,458	241,680	(10,222)	(4.2)%	229,401	227,138	2,263	1.0%
New retail sales revenue	$9,678.5	$9,547.1	$131.4	1.4%	$9,547.1	$9,208.9	$338.2	3.7%
Same-store new retail sales revenue	$8,980.1	$9,272.5	$(292.4)	(3.2)%	$8,941.3	$9,065.5	$(124.2)	(1.4)%
New retail sales revenue per unit	$38,905	$38,235	$670	1.8%	$38,235	$39,434	$(1,199)	(3.0)%
Same-store new retail sales revenue per unit	$38,798	$38,367	$431	1.1%	$38,977	$39,912	$(935)	(2.3)%
Gross profit — new	$746.2	$733.8	$12.4	1.7%	$733.8	$706.9	$26.9	3.8%
Same-store gross profit — new	$685.5	$710.3	$(24.8)	(3.5)%	$662.9	$685.9	$(23.0)	(3.4)%
Average gross profit per new vehicle retailed	$2,999	$2,939	$60	2.0%	$2,939	$3,027	$(88)	(2.9)%
Same-store average gross profit per new vehicle retailed	$2,962	$2,939	$23	0.8%	$2,890	$3,020	$(130)	(4.3)%
Gross margin % — new	7.7%	7.7%	—%	—%	7.7%	7.7%	—%	—%
Same-store gross margin % — new	7.6%	7.7%	(0.1)%	(1.3)%	7.4%	7.6%	(0.2)%	(2.6)%

Units

Retail unit sales of new vehicles decreased from 2016 to 2017 due to a 10,222 unit, or 4.2%, decrease in same-store new retail unit sales, offset by a 9,301 unit increase from net dealership acquisitions. New units decreased 1.7% in the U.S. and increased 1.8% internationally. Same-store units decreased 3.3% in the U.S., primarily due to a decrease in premium and domestic brand sales. Same-store units decreased 5.8% internationally, primarily due to a decline in unit sales in Germany that offset the strength of unit sales in the U.K.

While new vehicle unit sales declined in 2017, our premium brand sales, particularly in the U.K., are being positively impacted by low levels of unemployment, strong credit availability, and vehicle innovation through the introduction of new models and evolving technology.

The increase from 2015 to 2016 is due to a  13,908 unit increase from net dealership acquisitions, coupled with a 2,263 unit, or 1.0%, increase in same-store new retail unit sales during the year. New units decreased 0.5% in the U.S. and increased 21.4% internationally. New units increased internationally primarily due to inclusion of our German automotive dealership joint venture which we began consolidating during the third quarter of 2015, as well as due to the strong performance of our U.K. business, which experienced a 7.4% increase in same-store new unit sales. The same-store unit decrease in the U.S. was driven primarily by an increased focus on improvements to gross profit, which negatively impacted unit sales. Overall, same-store units increased 7.4% internationally and decreased 2.1% in the U.S.

Revenues

New vehicle retail sales revenue increased from 2016 to 2017 due to a $423.8 million increase from net dealership acquisitions, offset by a $292.4 million, or 3.2%, decrease in same-store revenues. Excluding $158.8 million of negative foreign currency fluctuations, same-store new retail revenue decreased 1.4%. The same-store revenue decrease is due to a decrease in same-store new retail unit sales, which decreased revenue by $392.2 million, offset by the $431 per unit increase in comparative average selling prices per unit (offset by a $686 per unit decrease attributable to negative foreign currency fluctuations), which increased revenue by $99.8 million.

The increase from 2015 to 2016 is due to a $462.4 million increase from net dealership acquisitions, offset by a $124.2 million, or 1.4%, decrease in same-store revenues.  Excluding $364.0 million of negative foreign currency fluctuations, same-store new retail revenue increased 2.6%. The same-store revenue decrease is due to the $935 per unit decrease in comparative average selling prices per unit (including a $1,586 per unit decrease attributable to negative foreign currency fluctuations), which decreased revenue by $212.4 million, offset by an increase in same-store new retail unit sales, which increased revenue by $88.2 million.

Gross Profit

Retail gross profit from new vehicle sales increased from 2016 to 2017 due to a $37.2 million increase from net dealership acquisitions, offset by a $24.8 million, or 3.5%, decrease in same-store gross profit during the year. Excluding $12.3 million of negative foreign currency fluctuations, same-store gross profit decreased 1.8%. The decrease in same-store gross profit is due to a decrease in same-store new retail unit sales, which decreased gross profit by $30.1 million, offset by a $23 per unit increase in the average gross profit per new vehicle retailed (offset by a $53 per unit decrease attributable to negative foreign currency fluctuations), which increased gross profit by $5.3 million.

The increase from 2015 to 2016 is due to a $49.9 million increase from net dealership acquisitions, offset by a $23.0 million, or 3.4%, decrease in same-store gross profit during the year. Excluding $30.3 million of negative foreign currency fluctuations, same-store gross profit increased 1.1%. The decrease in same-store gross profit is due to a  $130 per unit decrease in the average gross profit per new vehicle retailed (including a $132 per unit decrease attributable to negative foreign currency fluctuations), which decreased gross profit by $29.5 million, offset by the increase in same-store new retail unit sales, which increased gross profit by $6.5 million.

Retail Automotive Dealership Used Vehicle Data

(In millions, except unit and per unit amounts)

			2017 vs. 2016				2016 vs. 2015
Used Vehicle Data	2017	2016	Change	% Change	2016	2015	Change	% Change
Used retail unit sales	252,922	207,556	45,366	21.9%	207,556	198,459	9,097	4.6%
Same-store used retail unit sales	201,283	202,463	(1,180)	(0.6)%	191,234	192,093	(859)	(0.4)%
Used retail sales revenue	$6,386.8	$5,663.7	$723.1	12.8%	$5,663.7	$5,425.5	$238.2	4.4%
Same-store used retail sales revenue	$5,502.7	$5,536.3	$(33.6)	(0.6)%	$5,267.0	$5,295.7	$(28.7)	(0.5)%
Used retail sales revenue per unit	$25,252	$27,287	$(2,035)	(7.5)%	$27,287	$27,338	$(51)	(0.2)%
Same-store used retail sales revenue per unit	$27,338	$27,345	$(7)	(0.0)%	$27,542	$27,568	$(26)	(0.1)%
Gross profit — used	$358.0	$330.5	$27.5	8.3%	$330.5	$328.3	$2.2	0.7%
Same-store gross profit — used	$297.2	$324.1	$(26.9)	(8.3)%	$310.2	$325.9	$(15.7)	(4.8)%
Average gross profit per used vehicle retailed	$1,415	$1,592	$(177)	(11.1)%	$1,592	$1,654	$(62)	(3.7)%
Same-store average gross profit per used vehicle retailed	$1,476	$1,601	$(125)	(7.8)%	$1,622	$1,696	$(74)	(4.4)%
Gross margin % — used	5.6%	5.8%	(0.2)%	(3.4)%	5.8%	6.1%	(0.3)%	(4.9)%
Same-store gross margin % — used	5.4%	5.9%	(0.5)%	(8.5)%	5.9%	6.2%	(0.3)%	(4.8)%

Units

Retail unit sales of used vehicles increased from 2016 to 2017 due to a 46,546 unit increase from net dealership acquisitions, offset by a 1,180 unit, or 0.6%, decrease in same-store retail unit sales. Used units increased 38.9% internationally and increased 9.9% in the U.S. These increases are primarily due to our 2017 acquisitions of the stand-alone used vehicle dealerships in the U.S. and the U.K., CarSense and CarShop, respectively. Same-store used units increased 1.7% internationally and decreased 2.1% in the U.S.

Overall, we believe our used vehicle sales are being positively impacted by our 2017 acquisitions of our stand-alone used vehicle dealerships and strength in the used vehicle market due to an increase in lease returns, providing customers with an additional supply of affordable late model, low mileage vehicles from which to choose.

The increase from 2015 to 2016 is due to a  9,956 unit increase from net dealership acquisitions,  offset by an 859 unit, or 0.4%, decrease in same-store retail unit sales. Used units increased 14.7% internationally and decreased 1.5% in the U.S. Used units increased internationally primarily due to inclusion of our German automotive dealership joint venture which we began consolidating during the third quarter of 2015. Same-store units increased 3.4% internationally and decreased 2.6% in the U.S. The international same-store unit increase was driven primarily by an increase in premium brands internationally, while the same-store unit decrease in the U.S. was driven primarily by an increased focus on improvements to gross profit, which negatively impacted unit sales.

Revenues

Used vehicle retail sales revenue increased from 2016 to 2017 due to a $756.7 million increase from net dealership acquisitions, offset by a $33.6 million, or 0.6%, decrease in same-store revenues. Excluding $127.7 million of negative foreign currency fluctuations, same-store used retail revenue increased 1.7%. The same-store revenue decrease is due to the decrease in same-store used retail unit sales, which decreased revenue by $32.2 million, coupled with a $7 per unit decrease in comparative average selling prices (including a $634 per unit decrease attributable to negative foreign currency fluctuations), which decreased revenue by $1.4 million. Used retail sales revenue per unit was also negatively impacted by lower selling prices from our stand-alone used vehicle dealerships in the U.S. and the U.K., which reduced used retail sales revenue per unit by $2,046.

The increase from 2015 to 2016 is due to a $266.9 million increase from net dealership acquisitions, offset by a $28.7 million, or 0.5%,  decrease in same-store revenues. Excluding $295.9 million of negative foreign currency fluctuations, same-store used retail revenue increased 5.0%. The same-store revenue decrease is due to the decrease in same-store used retail unit sales, which decreased revenue by $23.7 million, coupled with a $26 per unit decrease in comparative average selling prices (including a $1,548 per unit decrease attributable to negative foreign currency fluctuations), which decreased revenue by $5.0 million.

Gross Profit

Retail gross profit from used vehicle sales increased from 2016 to 2017 due to a $54.4 million increase from net dealership acquisitions, offset by a $26.9  million, or 8.3%, decrease in same-store gross profit. Excluding $6.8 million of negative foreign currency fluctuations, same-store gross profit decreased 6.2%. The decrease in same-store gross profit is due to a $125 per unit decrease in average gross profit per used vehicle retailed (including a $34 per unit decrease attributable to negative foreign currency fluctuations), which decreased gross profit by $25.1 million, coupled with the decrease in same-store used retail unit sales, which decreased gross profit by $1.8 million. Used average gross profit per unit was also negatively impacted by lower margins from our stand-alone used vehicle dealerships in the U.S. and the U.K., which reduced used average gross profit per unit by $53.

The increase from 2015 to 2016 is due to a $17.9 million increase from net dealership acquisitions, offset by a $15.7 million, or 4.8%, decrease in same-store gross profit. Excluding $14.1 million of negative foreign currency fluctuations, same-store gross profit decreased 0.5%. The decrease in same-store gross profit is due to a $74 per unit decrease in average gross profit per used vehicle retailed (including a $74 per unit decrease attributable to negative foreign currency fluctuations), which decreased gross profit by $14.2 million, coupled with the decrease in same-store used retail unit sales, which decreased gross profit by $1.5 million.

Retail Automotive Dealership Finance and Insurance Data

(In millions, except unit and per unit amounts)

			2017 vs. 2016				2016 vs. 2015
Finance and Insurance Data	2017	2016	Change	% Change	2016	2015	Change	% Change
Total retail unit sales	501,696	457,251	44,445	9.7%	457,251	431,983	25,268	5.8%
Total same-store retail unit sales	432,741	444,143	(11,402)	(2.6)%	420,635	419,231	1,404	0.3%
Finance and insurance revenue	$581.8	$495.0	$86.8	17.5%	$495.0	$478.3	$16.7	3.5%
Same-store finance and insurance revenue	$508.3	$484.5	$23.8	4.9%	$483.8	$476.3	$7.5	1.6%
Finance and insurance revenue per unit	$1,160	$1,082	$78	7.2%	$1,082	$1,107	$(25)	(2.3)%
Same-store finance and insurance revenue per unit	$1,175	$1,091	$84	7.7%	$1,150	$1,136	$14	1.2%

Finance and insurance revenue increased from 2016 to 2017 due to a $63.0 million increase from net dealership acquisitions, coupled with a $23.8 million, or 4.9%, increase in same-store revenues.  Excluding $10.0 million of negative foreign currency fluctuations, same-store finance and insurance revenue increased 7.0%. The same-store revenue increase is due to an $84 per unit increase in comparative average selling prices per unit (offset by a $23 per unit decrease attributable to negative foreign currency fluctuations), which increased revenue by $36.3 million, offset by a decrease in same-store retail unit sales, which decreased revenue by $12.5 million. We believe the increase in same-store finance and insurance revenue per unit, particularly in the U.S., is primarily due to our efforts to increase finance and insurance revenue, which include adding resources to target underperforming locations and drive additional training, product penetration, and changes to product portfolios.

The increase from 2015 to 2016 is due to a  $9.2 million increase from net dealership acquisitions, coupled with a  $7.5 million, or 1.6%, increase in same-store revenues. Excluding $21.7 million of negative foreign currency fluctuations, same-store finance and insurance revenue increased  6.1%. The same-store revenue increase is due to an increase in comparative average selling prices per unit, which increased revenue by $5.9 million, coupled with the increase in same-store retail unit sales, which increased revenue by $1.6 million. Finance and insurance revenue per unit decreased due to a $97 per unit decrease internationally (including a $49 per unit decrease attributable to negative foreign currency fluctuations), as well as due to inclusion of our German automotive dealership joint venture which we began consolidating during the third quarter of 2015. This decrease is offset by an increase in finance and insurance revenue per unit in the U.S., which increased 2.4% to $1,150 per unit.

Retail Automotive Dealership Service and Parts Data

(In millions)

			2017 vs. 2016				2016 vs. 2015
Service and Parts Data	2017	2016	Change	% Change	2016	2015	Change	% Change
Service and parts revenue	$2,057.5	$1,948.6	$108.9	5.6%	$1,948.6	$1,830.7	$117.9	6.4%
Same-store service and parts revenue	$1,950.5	$1,919.0	$31.5	1.6%	$1,830.3	$1,790.8	$39.5	2.2%
Gross profit — service and parts	$1,219.7	$1,129.7	$90.0	8.0%	$1,129.7	$1,084.0	$45.7	4.2%
Same-store service and parts gross profit	$1,148.1	$1,112.1	$36.0	3.2%	$1,073.9	$1,068.9	$5.0	0.5%
Gross margin % — service and parts	59.3%	58.0%	1.3%	2.2%	58.0%	59.2%	(1.2)%	(2.0)%
Same-store service and parts gross margin %	58.9%	58.0%	0.9%	1.6%	58.7%	59.7%	(1.0)%	(1.7)%

Revenues

Service and parts revenue increased from 2016 to 2017, including a 4.2% increase in the U.S. and an 8.7% increase internationally. The overall increase in service and parts revenue is due to a $77.4 million increase from net dealership acquisitions, coupled with a $31.5 million, or 1.6%, increase in same-store revenues during the year. Excluding $22.2 million of negative foreign currency fluctuations, same-store service and parts revenue increased 2.8%. The increase in same-store revenue is due to a $37.6 million, or 8.2%, increase in warranty revenue, and a  $0.6 million, or 0.4%, increase in vehicle preparation and body shop revenue, offset by a $6.7 million, or 0.5%, decrease in customer pay revenue.

The increase from 2015 to 2016 is due to a  $78.4 million increase from net dealership acquisitions, coupled with a  $39.5 million, or 2.2%, increase in same-store revenues during the year. Excluding $59.4 million of negative foreign currency fluctuations, same-store service and parts revenue increased 5.5%. The increase in same-store revenue is due to a $26.9 million, or 2.2%, increase in customer pay revenue, a  $10.2 million, or 2.3%, increase in warranty revenue, and a $2.4 million, or 1.7%, increase in vehicle preparation and body shop revenue.

Gross Profit

Service and parts gross profit increased from 2016 to 2017 due to a $54.0 million increase from net dealership acquisitions, coupled with a $36.0 million, or 3.2%, increase in same-store gross profit during the year. Excluding $14.4 million of negative foreign currency fluctuations, same-store service and parts gross profit increased 4.5%. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $18.6 million, coupled with a 0.9% increase in same-store gross margin, which increased gross profit by $17.4 million. The same-store gross profit increase is due to a $25.8 million, or 11.0%, increase in warranty gross profit, a $6.6 million, or 1.1%, increase in customer pay gross profit, and a $3.6 million, or 1.3%, increase in vehicle preparation and body shop gross profit.

The increase from 2015 to 2016 is due to a $40.7 million increase from net dealership acquisitions, coupled with a $5.0 million, or 0.5%, increase in same-store gross profit. Excluding $36.1 million of negative foreign currency fluctuations, same-store service and parts gross profit increased 3.8%. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $23.2 million, offset by a 1.0% decrease in same-store gross margin, which decreased gross profit by $18.2 million. The same-store gross profit increase is due to a $2.2 million, or 0.9%, increase in vehicle preparation and body shop gross profit, a $2.0 million, or 0.9%, increase in warranty gross profit, and a $0.8 million, or 0.1%, increase in customer pay gross profit.

Retail Commercial Truck Dealership Data

(In millions, except unit and per unit amounts)

Premier Truck Group generated $1,048.0 million of revenue during 2017 compared to $1,000.7 million of revenue during 2016, an increase of 4.7%, and generated  $165.8 million of gross profit during 2017 compared to $142.9 million of gross profit during 2016, an increase of 16.0%.

Premier Truck Group generated $1,000.7 million of revenue during 2016 compared to $944.1 million of revenue during 2015, an increase of 6.0%, and generated $142.9 million of gross profit during 2016 compared to  $147.0 million of gross profit during 2015, a decrease of 2.8%.

			2017 vs. 2016				2016 vs. 2015
New Commercial Truck Data	2017	2016	Change	% Change	2016	2015	Change	% Change
New retail unit sales	5,824	6,079	(255)	(4.2)%	6,079	5,864	215	3.7%
Same-store new retail unit sales	4,781	5,245	(464)	(8.8)%	2,445	3,763	(1,318)	(35.0)%
New retail sales revenue	$613.2	$625.5	$(12.3)	(2.0)%	$625.5	$572.5	$53.0	9.3%
Same-store new retail sales revenue	$491.7	$534.6	$(42.9)	(8.0)%	$274.2	$397.0	$(122.8)	(30.9)%
New retail sales revenue per unit	$105,286	$102,892	$2,394	2.3%	$102,892	$97,629	$5,263	5.4%
Same-store new retail sales revenue per unit	$102,851	$101,920	$931	0.9%	$112,163	$105,515	$6,648	6.3%
Gross profit — new	$27.1	$23.1	$4.0	17.3%	$23.1	$26.8	$(3.7)	(13.8)%
Same-store gross profit — new	$22.1	$20.7	$1.4	6.8%	$12.9	$21.4	$(8.5)	(39.7)%
Average gross profit per new truck retailed	$4,615	$3,808	$807	21.2%	$3,808	$4,576	$(768)	(16.8)%
Same-store average gross profit per new truck retailed	$4,625	$3,946	$679	17.2%	$5,268	$5,672	$(404)	(7.1)%
Gross margin % — new	4.4%	3.7%	0.7%	18.9%	3.7%	4.7%	(1.0)%	(21.3)%
Same-store gross margin % — new	4.5%	3.9%	0.6%	15.4%	4.7%	5.4%	(0.7)%	(13.0)%

Units

Retail unit sales of new trucks decreased from 2016 to 2017 primarily due to a 464 unit decrease in same-store retail unit sales, offset by a 209 increase from net dealership acquisitions. Same-store new truck units decreased 8.8% from 2016 to 2017, primarily due to decline in North American Class 8 heavy-duty truck sales throughout the majority of 2017; however, year over year improvements in the Class 8 market occurred in the later months of 2017, which moderated the decrease in our retail new unit sales in 2017.

The increase from 2015 to 2016 is primarily due to a  1,533 unit increase from net dealership acquisitions, offset by a 1,318 unit decrease in same-store retail unit sales. Same-store new truck units decreased 35.0% from 2015 to 2016, as the North American Class 8 heavy-duty truck market declined by 19.4% during 2016 compared to 2015, due in part to excess fleet capacity and softer freight demand.

Revenues

New commercial truck retail sales revenue decreased from 2016 to 2017 due to a $42.9 million decrease in same-store revenues, offset by a $30.6 million increase from net dealership acquisitions. The same-store revenue decrease is due to the decrease in same-store new retail unit sales, which decreased revenue by $47.3 million, offset by a $931 per unit increase in comparative average selling prices, which increased revenue by $4.4 million.

The increase from 2015 to 2016 is due to a $175.8 million increase from net dealership acquisitions, offset by a $122.8 million decrease in same-store revenues. The same-store revenue decrease is due to the decrease in same-store new retail unit sales, which decreased revenue by $139.1 million, offset by a $6,648 per unit increase in comparative average selling prices, which increased revenue by $16.3 million.

Gross Profit

New commercial truck retail gross profit increased from 2016 to 2017 due to a $2.6 million increase from net dealership acquisitions, coupled with a $1.4 million increase in same-store gross profit. The increase in same-store gross profit is due to a $679 per unit increase in average gross profit per new truck retailed, which increased gross profit by $3.2 million, offset by a decrease in same-store new retail unit sales, which decreased gross profit by $1.8 million.

The decrease from 2015 to 2016 is due to an $8.5 million decrease in same-store gross profit, offset by a $4.8 million increase from net dealership acquisitions. The decrease in same-store gross profit is due to the decrease in same-store new retail unit sales, which decreased gross profit by $7.5 million, coupled with a $404 per unit decrease in average gross profit per new truck retailed, which decreased gross profit by $1.0 million.

			2017 vs. 2016				2016 vs. 2015
Used Commercial Truck Data	2017	2016	Change	% Change	2016	2015	Change	% Change
Used retail unit sales	1,632	1,031	601	58.3%	1,031	1,113	(82)	(7.4)%
Same-store used retail unit sales	1,426	993	433	43.6%	880	1,044	(164)	(15.7)%
Used retail sales revenue	$89.4	$51.8	$37.6	72.6%	$51.8	$58.7	$(6.9)	(11.8)%
Same-store used retail sales revenue	$79.9	$50.2	$29.7	59.2%	$44.4	$55.4	$(11.0)	(19.9)%
Used retail sales revenue per unit	$54,808	$50,276	$4,532	9.0%	$50,276	$52,775	$(2,499)	(4.7)%
Same-store used retail sales revenue per unit	$56,031	$50,581	$5,450	10.8%	$50,443	$53,027	$(2,584)	(4.9)%
Gross profit — used	$8.7	$(1.7)	$10.4	611.8%	$(1.7)	$5.4	$(7.1)	(131.5)%
Same-store gross profit — used	$8.2	$(1.8)	$10.0	555.6%	$(0.7)	$5.2	$(5.9)	(113.5)%
Average gross profit per used truck retailed	$5,317	$(1,626)	$6,943	427.0%	$(1,626)	$4,810	$(6,436)	(133.8)%
Same-store average gross profit per used truck retailed	$5,732	$(1,842)	$7,574	411.2%	$(829)	$4,975	$(5,804)	(116.7)%
Gross margin % — used	9.7%	(3.3)%	13.0%	393.9%	(3.3)%	9.2%	(12.5)%	(135.9)%
Same-store gross margin % — used	10.3%	(3.6)%	13.9%	386.1%	(1.6)%	9.4%	(11.0)%	(117.0)%

Units

Retail unit sales of used trucks increased from 2016 to 2017 due to a 433 unit increase in same-store retail unit sales, coupled with a 168 unit increase from net dealership acquisitions. The overall increase from 2016 to 2017 is primarily due to a more stable used truck pricing environment due in part to a reduction in excess capacity in the market and our ability to proactively manage our used truck inventory through the purchase and sale of more desirable trucks.

The decrease from 2015 to 2016 is due to a 164 unit decrease in same-store retail unit sales, offset by  an 82 unit increase from net dealership acquisitions. The overall decrease from 2015 to 2016 is primarily due to softer freight demand and the resulting de-fleeting occurring within the industry, resulting in reduced demand, prices, and gross profit.

Revenues

Used commercial truck retail sales revenue increased from 2016 to 2017 due to a $29.7 million increase in same-store revenues, coupled with a $7.9 million increase from net dealership acquisitions. The same-store revenue increase is due to the increase in same-store used retail unit sales, which increased revenue by $24.3 million, coupled with a $5,450 per unit increase in comparative average selling prices, which increased revenue by $5.4 million.

The decrease from 2015 to 2016 is due to an $11.0 million decrease in same-store revenues, offset by a $4.1 million increase from net dealership acquisitions. The same-store revenue decrease is due to the decrease in same-store used retail unit sales, which decreased revenue by $8.7 million, coupled with a $2,584 per unit decrease in comparative average selling prices, which decreased revenue by $2.3 million.

Gross Profit

Used commercial truck retail gross profit increased from 2016 to 2017 due to a $10.0 million increase in same-store gross profit, coupled with a $0.4 million increase from net dealership acquisitions. The increase in same-store gross profit is due to a $7,574 per unit increase in average gross profit per used truck retailed, which increased gross profit by $7.5 million, coupled with the increase in same-store used retail unit sales, which increased gross profit by $2.5 million.

The decrease from 2015 to 2016 is due to a $5.9 million decrease in same-store gross profit, coupled with a $1.2 million decrease from net dealership acquisitions. The decrease in same-store gross profit is due to a $5,804 per unit decrease in average gross profit per used truck retailed, which decreased gross profit by $5.1 million, coupled with the decrease in same-store used retail unit sales, which decreased gross profit by $0.8 million.

			2017 vs. 2016				2016 vs. 2015
Service and Parts Data	2017	2016	Change	% Change	2016	2015	Change	% Change
Service and parts revenue	$325.6	$306.0	$19.6	6.4%	$306.0	$286.0	$20.0	7.0%
Same-store service and parts revenue	$283.3	$279.0	$4.3	1.5%	$214.7	$221.2	$(6.5)	(2.9)%
Gross profit — service and parts	$121.4	$113.2	$8.2	7.2%	$113.2	$105.5	$7.7	7.3%
Same-store service and parts gross profit	$107.3	$104.6	$2.7	2.6%	$86.4	$88.0	$(1.6)	(1.8)%
Gross margin % — service and parts	37.3%	37.0%	0.3%	0.8%	37.0%	36.9%	0.1%	0.3%
Same-store service and parts gross margin %	37.9%	37.5%	0.4%	1.1%	40.2%	39.8%	0.4%	1.0%

Revenues

Service and parts revenue increased from 2016 to 2017 due to a $15.3 million increase from net dealership acquisitions, coupled with a $4.3 million increase in same-store revenues. Customer pay work represents approximately 86% of PTG’s 2017 service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The increase in same-store revenue is due to a $7.6 million, or 3.3%, increase in customer pay revenue, offset by a $2.0 million, or 5.6%, decrease in warranty revenue, and a $1.3 million, or 10.8%, decrease in body shop revenue. The increase in same-store service and parts revenue is largely due to an increase in parts sales.

The increase from 2015 to 2016 is due to a $26.5 million increase from net dealership acquisitions, offset by a $6.5 million decrease in same-store revenues. Customer pay work represents approximately 84% of PTG’s 2016 service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The decrease in same-store revenue is due to a $10.2 million, or 5.5%, decrease in customer pay revenue, offset by a $3.4 million, or 13.5%, increase in warranty revenue, and a $0.3 million, or 3.4%, increase in body shop revenue. The decrease in same-store service and parts revenue is largely due to a decline in parts sales.

Gross Profit

Service and parts gross profit increased from 2016 to 2017 due to a $5.5 million increase from net dealership acquisitions, coupled with a $2.7 million increase in same-store gross profit. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $1.6 million, coupled with a 0.4% increase in gross margin, which increased gross profit by $1.1 million. The same-store gross profit increase is due to a $4.4 million, or 5.8%, increase in customer pay gross profit, offset by a $1.1 million, or 6.4%, decrease in warranty gross profit, and a $0.6 million, or 5.1%, decrease in body shop gross profit.

The increase from 2015 to 2016 is due to a $9.3 million increase from net dealership acquisitions, offset by a $1.6 million decrease in same-store gross  profit. The same-store gross profit decrease is due to the decrease in same-store revenues, which decreased gross profit by $2.6 million, offset by a 0.4% increase in gross margin, which increased gross profit by $1.0 million. The same-store gross profit decrease is due to a $4.1 million, or 6.1%, decrease in customer pay gross profit, and a $0.3 million, or 3.2%, decrease in body shop gross profit, offset by a $2.8 million, or 25.2%, increase in warranty gross profit.

Commercial Vehicle Distribution Data

(In millions, except unit amounts)

Our commercial vehicle distribution business is comprised of our Penske Commercial Vehicles Australia business and our Penske Power Systems business. These businesses generated $511.0 million of revenue during 2017 compared to $428.8 million of revenue during 2016, an increase of 19.2%. Excluding $14.7 million of favorable foreign currency fluctuations, revenues increased 15.7%. These businesses generated $131.2 million of gross profit during 2017 compared to $115.6 million of gross profit during 2016, an increase of 13.5%. Excluding $3.9 million of favorable foreign currency fluctuations, gross profit increased 10.1%.

These businesses generated $428.8 million of revenue during 2016 compared to $431.5 million of revenue during 2015, a decrease of 0.6%. Excluding $3.1 million of negative foreign currency fluctuations, revenues increased 0.1%. These businesses generated $115.6 million of gross profit during 2016 compared to $110.0 million of gross profit during 2015, an increase of 5.1%. Excluding $0.8 million of negative foreign currency fluctuations, gross profit increased 5.8%.

			2017 vs. 2016				2016 vs. 2015
Penske Commercial Vehicles Australia Data	2017	2016	Change	% Change	2016	2015	Change	% Change
Vehicle and parts unit sales	1,354	1,049	305	29.1%	1,049	1,243	(194)	(15.6)%
Sales revenue	$250.3	$220.5	$29.8	13.5%	$220.5	$233.6	$(13.1)	(5.6)%
Gross profit	$41.5	$35.5	$6.0	16.9%	$35.5	$37.9	$(2.4)	(6.3)%

The increase in revenue and gross profit of PCV Australia from 2016 to 2017 is primarily attributable to an overall improvement in market conditions, with an increase in the heavy-duty truck markets in Australia and New Zealand of 21.8% in 2017, as well as new business gained in military truck supply and service. In addition, the recent strengthening of the Australian Dollar versus the U.S. Dollar and British Pound, including the pricing impact on the products purchased by PCV Australia from these countries, has contributed to an improvement in gross margin.

The decrease in revenue and gross profit of PCV Australia from 2015 to 2016 is attributable principally to lower units distributed, which we believe is due to difficult macroeconomic conditions, the declining price of commodities, and the weakening of the Australian dollar versus the U.S. Dollar, including the impact on the products purchased by PCV Australia.

			2017 vs. 2016				2016 vs. 2015
Penske Power Systems Data	2017	2016	Change	% Change	2016	2015	Change	% Change
Sales revenue	$260.7	$208.3	$52.4	25.2%	$208.3	$197.9	$10.4	5.3%
Gross profit	$89.7	$80.1	$9.6	12.0%	$80.1	$72.1	$8.0	11.1%

The increase in revenue and gross profit of PPS from 2016 to 2017 is primarily attributable to continued new order growth when compared to the same period last year, as well as the addition of Western Star and MAN franchises at select branches, being appointed the sole franchisee for PCV Australia in several key markets, and improving economic conditions.

The increase in revenue and gross profit of PPS from 2015 to 2016 is primarily attributable to a change in mix of product related sales and continued new order growth, partially offset by a decline in service and parts sales.

Selling, General and Administrative

(In millions)

			2017 vs. 2016				2016 vs. 2015
Selling, General and Administrative Data	2017	2016	Change	% Change	2016	2015	Change	% Change
Personnel expense	$1,439.2	$1,317.5	$121.7	9.2%	$1,317.5	$1,278.7	$38.8	3.0%
Advertising expense	$115.8	$102.5	$13.3	13.0%	$102.5	$101.0	$1.5	1.5%
Rent & related expense	$323.9	$291.2	$32.7	11.2%	$291.2	$288.5	$2.7	0.9%
Other expense	$637.1	$590.8	$46.3	7.8%	$590.8	$554.8	$36.0	6.5%
Total SG&A expenses	$2,516.0	$2,302.0	$214.0	9.3%	$2,302.0	$2,223.0	$79.0	3.6%
Same-store SG&A expenses	$2,284.4	$2,237.0	$47.4	2.1%	$2,135.3	$2,174.0	$(38.7)	(1.8)%

Personnel expense as % of gross profit	44.7%	44.4%	0.3%	0.7%	44.4%	44.6%	(0.2)%	(0.4)%
Advertising expense as % of gross profit	3.6%	3.5%	0.1%	2.9%	3.5%	3.5%	—%	—%
Rent & related expense as % of gross profit	10.0%	9.8%	0.2%	2.0%	9.8%	10.1%	(0.3)%	(3.0)%
Other expense as % of gross profit	19.8%	19.9%	(0.1)%	(0.5)%	19.9%	19.3%	0.6%	3.1%
Total SG&A expenses as % of gross profit	78.1%	77.6%	0.5%	0.6%	77.6%	77.5%	0.1%	0.1%
Same-store SG&A expenses as % of same-store gross profit	77.9%	77.3%	0.6%	0.8%	77.1%	77.6%	(0.5)%	(0.6)%

Selling, general and administrative (“SG&A”) expenses increased from 2016 to 2017 due to a $166.6 million increase from net acquisitions, coupled with a $47.4 million, or 2.1%, increase in same-store SG&A. The increase in same-store SG&A is primarily due to an increase in same-store variable personnel expenses as a result of the 0.3% increase in same-store gross retail profit versus the prior year, offset by a  $27.4 million decrease due to negative foreign currency fluctuations. Excluding the reduction related to foreign currency fluctuations, same-store SG&A increased 3.3%.

The increase from 2015 to 2016 is due to a $117.7 million increase from net acquisitions, offset by a $38.7 million, or 1.8%, decrease in same-store SG&A expenses. The decrease in same-store SG&A is primarily due to a decrease in same-store variable personnel expenses as a result of the 1.0% decrease in same-store retail gross profit versus the prior year, as well as an $81.8 million decrease due to negative foreign currency fluctuations. Excluding the reduction related to foreign currency fluctuations, same-store SG&A increased 2.0%.

SG&A expenses as a percentage of total revenue were 11.8%, 11.4% and 11.5% in 2017, 2016, and 2015, respectively, and as a percentage of gross profit were 78.1%, 77.6%, and 77.5%, in 2017,  2016, and 2015, respectively.

Depreciation

(In millions)

			2017 vs. 2016				2016 vs. 2015
	2017	2016	Change	% Change	2016	2015	Change	% Change
Depreciation	$95.1	$89.7	$5.4	6.0%	$89.7	$78.0	$11.7	15.0%

The increase in depreciation from 2016 to 2017 is due to a $4.6 million increase from net acquisitions, coupled with a $0.8 million, or 0.9%, increase in same-store depreciation during the year.

The increase from 2015 to 2016 is due to a $7.4 million increase from net acquisitions, coupled with a $4.3 million, or 5.6%, increase in same-store depreciation during the year.

The overall increases are primarily related to our ongoing facility improvement and expansion programs.

Floor Plan Interest Expense

(In millions)

			2017 vs. 2016				2016 vs. 2015
	2017	2016	Change	% Change	2016	2015	Change	% Change
Floor plan interest expense	$63.4	$50.9	$12.5	24.6%	$50.9	$44.5	$6.4	14.4%

The increase in floor plan interest expense from 2016 to 2017 is due to a $9.6 million, or 19.5%, increase in same-store floor plan interest expense, coupled with a $2.9 million increase from net dealership acquisitions.

The increase from 2015 to 2016 is due to a $3.2 million increase from net dealership acquisitions, coupled with a $3.2 million, or 7.4%, increase in same-store floor plan interest expense.

The overall increases are primarily due to increases in amounts outstanding under floor plan arrangements, due in part to increased levels of inventory, and increases in applicable rates.

Other Interest Expense

(In millions)

			2017 vs. 2016				2016 vs. 2015
	2017	2016	Change	% Change	2016	2015	Change	% Change
Other interest expense	$107.4	$85.4	$22.0	25.8%	$85.4	$69.4	$16.0	23.1%

The increase in other interest expense from 2016 to 2017 is primarily due to the issuance of our $300.0 million 3.75% senior subordinated notes in August 2017, as well as an increase in outstanding revolver borrowings under the U.S. and U.K. credit agreements, and our Australia working capital and capital loan agreements, as well as due to increases in applicable rates.

The increase from 2015 to 2016 is primarily due to the issuance of our $500.0 million 5.50% senior subordinated notes in May 2016, as well as an increase in outstanding revolver borrowings under the U.S. and U.K. credit agreements and our Australia working capital loan agreement.

Equity in Earnings of Affiliates

(In millions)

			2017 vs. 2016				2016 vs. 2015
	2017	2016	Change	% Change	2016	2015	Change	% Change
Equity in earnings of affiliates	$107.6	$69.5	$38.1	54.8%	$69.5	$39.3	$30.2	76.8%

The increase in equity in earnings of affiliates from 2016 to 2017 is primarily due to increases in our investment in PTL from 23.4% to 28.9% in September 2017 and from 9.0% to 23.4% in July 2016. Equity in earnings of affiliates from PTL increased by $40.0 million from 2016 to 2017. This increase was offset primarily by decreases in earnings from other non-automotive equity method investments, some of which were sold in 2017.

The increase from 2015 to 2016 is primarily due to an increase in our investment in PTL from 9.0% to 23.4% in July 2016. Equity in earnings of affiliates from PTL increased by $29.4 million from 2015 to 2016. The remaining increase is primarily due to an increase in earnings from our investment in Japan made during the first quarter of 2016.

Income Taxes

(In millions)

			2017 vs. 2016				2016 vs. 2015
	2017	2016	Change	% Change	2016	2015	Change	% Change
Income taxes	$(64.8)	$160.7	$(225.5)	(140.3)%	$160.7	$158.0	$2.7	1.7%

Income taxes decreased from 2016 to 2017 due to the enactment of the U.S. Tax Cuts and Jobs Act (the “Act”), which resulted in a net tax benefit of $243.4 million in 2017.  The decrease in income taxes as a result of the Act is from the remeasurement of certain deferred tax assets and liabilities due to the corporate income tax rate reduction, partially offset by taxes on the accumulated earnings and profits from our international operations.  The decrease from the net tax benefit was partially offset by a  $40.1 million increase in our pre-tax income compared to the prior year.

The increase from 2015 to 2016 is primarily due to a $16.2 million increase in our pre-tax income compared to the prior year, partially offset by a decrease in our effective tax rate compared to the prior year. The decrease in our effective tax rate in 2016 is partially due to a decrease in income tax expense resulting from an elimination of $5.1 million of deferred tax liabilities related to our acquisition of the remaining ownership interests of Premier Truck Group during 2016.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, inventory financing, the acquisition of new businesses, the improvement and expansion of existing facilities, the purchase or construction of new facilities, debt service and repayments, dividends, and potential repurchases of our outstanding securities under the program discussed below. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions, mortgages, and dividends and distributions from joint venture investments or the issuance of equity securities.

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

As of December 31, 2017, we had working capital of $26.1 million, including $45.7 million of cash, available to fund our operations and capital commitments. In addition, we had $528.0 million, £125.0 million ($168.9 million), and AU $50.0 million ($39.0 million) available for borrowing under our U.S. credit agreement, U.K. credit agreement, and Australian working capital loan agreement, respectively.

Securities Repurchases

From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit facility, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. In October 2017, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities to $200.0 million. Prior to the increase,  we had $19.4 million in remaining authority.  As of

December 31, 2017, we had $200.0 million in repurchase authorization remaining under the securities repurchase program. Refer to the disclosures provided in Part II, Item 8, Note 14 of the Notes to our Consolidated Financial Statements set forth below for a summary of shares repurchased under our securities repurchase program.

Dividends

We paid the following cash dividends on our common stock in 2016 and 2017:

Per Share Dividends

2016

First Quarter	$0.26
Second Quarter	0.27
Third Quarter	0.28
Fourth Quarter	0.29

2017

First Quarter	$0.30
Second Quarter	0.31
Third Quarter	0.32
Fourth Quarter	0.33

We also announced a cash dividend of $0.34 per share payable on March 1, 2018 to shareholders of record as of February 12, 2018. Future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors, which may include our earnings, capital requirements, restrictions relating to any then-existing indebtedness, financial condition and other factors.

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

The agreements typically grant a security interest in substantially all of the assets of our dealership and distribution subsidiaries and, in the U.S., Australia and New Zealand, are guaranteed or partially guaranteed by us. Interest rates under the arrangements are variable and increase or decrease based on changes in the prime rate, defined LIBOR, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Australian Bank Bill Swap Rate, or the New Zealand Bank Bill Benchmark Rate. To date, we have not experienced any material limitation with respect to the amount or availability of financing from any institution providing us vehicle financing. We also receive non-refundable credits from certain of our vehicle manufacturers, which are treated as a reduction of cost of sales as vehicles are sold.

Long-Term Debt Obligations

As of December 31, 2017, we had the following long-term debt obligations outstanding:

December 31,
(In millions)	2017
U.S. credit agreement — revolving credit line	$172.0
U.K. credit agreement — revolving credit line	47.3
U.K. credit agreement — overdraft line of credit	—
5.75% senior subordinated notes due 2022	545.9
5.375% senior subordinated notes due 2024	297.2
5.50% senior subordinated notes due 2026	494.4
3.75% senior subordinated notes due 2020	296.5
Australia capital loan agreement	39.0
Australia working capital loan agreement	—
Mortgage facilities	235.5
Other	35.4
Total long-term debt	$2,163.2

As of December 31, 2017, we were in compliance with all covenants under our credit agreements, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part II, Item 8, Note 9 of the Notes to our Consolidated Financial Statements set forth below for a detailed description of our long-term debt obligations.

Short-Term Borrowings

In 2017, we had four principal sources of short-term borrowings: the revolving portion of the U.S. credit agreement, the revolving portion of the U.K. credit agreement, our Australian working capital loan agreement and the floor plan agreements that we utilize to finance our vehicle inventories. We are also able to access availability under the floor plan agreements to fund our cash needs, including payments made relating to our higher interest rate revolving credit agreements.

During 2017, outstanding revolving commitments varied between $120.0 million and $532.0 million under the U.S. credit agreement, between £9.0 million and £140.0 million ($12.2 million and $189.2 million) under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and between AU $0 million and AU $53.8 million ($0 million and $42.0 million) under the Australia working capital loan agreement. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.

PTL Dividends

We currently hold a 28.9% ownership interest in Penske Truck Leasing. As discussed previously, we increased our ownership interest in PTL during 2016 and 2017 by 14.4% and 5.5%, respectively. The PTL partnership agreement requires PTL, subject to applicable law and the terms of its credit agreements, to make quarterly distributions to the partners with respect to each fiscal year by no later than 45 days after the end of each of the first three quarters of the year and by April 15 of the following year. PTL’s principal debt agreements allow partner distributions only as long as they are not in default under that agreement and the amount they pay does not exceed 50% of its consolidated net income. During 2017,  2016, and 2015 we received $52.4 million, $21.7 million, and $13.8 million, respectively, of pro rata cash distributions relating to this investment. We currently expect to continue to receive future distributions from PTL quarterly, subject to its financial performance.

Operating Leases

We estimate the total rent obligations under our operating leases, including any extension periods we may exercise at our discretion and assuming constant consumer price indices, to be $5.1 billion. As of December 31, 2017, we were in compliance with all covenants under these leases, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part II, Item 8, Note 11 of the Notes to our Consolidated Financial Statements set forth below for a detailed description of our operating leases.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period.

Off-Balance Sheet Arrangements

Refer to the disclosures provided in Part II, Item 8, Note 11 of the Notes to our Consolidated Financial Statements set forth below for a detailed description of our off-balance sheet arrangements which include lease obligations and a limited parent guarantee related to our floor plan credit agreement with Mercedes Benz Financial Services Australia.

Cash Flows

Cash and cash equivalents increased by $21.7 million in 2017, decreased by $38.4 million in 2016, and increased by $26.1 million in 2015. The major components of these changes are discussed below.

Cash Flows from Continuing Operating Activities

Cash provided by continuing operating activities was $623.0 million, $371.3 million, and $397.8 million during 2017, 2016, and 2015, respectively. Cash flows from continuing operating activities includes net income, as adjusted for non-cash items and the effects of changes in working capital.

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

	Year Ended December 31,
(In millions)	2017	2016	2015
Net cash from continuing operating activities as reported	$623.0	$371.3	$397.8
Floor plan notes payable — non-trade as reported	185.3	101.0	154.2
Net cash from continuing operating activities including all floor plan notes payable	$808.3	$472.3	$552.0

Cash Flows from Continuing Investing Activities

Cash used in continuing investing activities was $928.7 million, $836.7 million, and $351.7 million during 2017,  2016, and 2015, respectively. Cash flows from continuing investing activities consist primarily of cash used for capital expenditures, net expenditures for acquisitions and other investments, and proceeds from sale-leaseback transactions. Capital expenditures were $247.0 million, $203.1 million, and $199.5 million during 2017,  2016, and 2015, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our retail automotive segment and retail commercial truck segment capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit facilities. Cash used in acquisitions and other investments, net of cash acquired, was $449.7 million, $140.8 million, and $156.9 million during 2017, 2016, and 2015, respectively, and included cash used to repay sellers floor plan liabilities in such business acquisitions of $101.6 million, $62.2 million, and $60.3 million, respectively. Cash used to acquire additional ownership interests in PTL was $239.1 million and $498.5 million during 2017 and 2016, respectively. Proceeds from sale-leaseback transactions were $22.2 million during 2017.

Cash Flows from Continuing Financing Activities

Cash provided by continuing financing activities was $322.6 million and $433.0 million during 2017 and 2016, respectively, and cash used in continuing financing activities was $55.6 million during 2015. Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, issuance of long-term debt, repurchases of common stock, net borrowings or repayments of floor plan notes payable non-trade, payment of debt issuance costs, and dividends.

We had net repayments of long-term debt of $26.0 million and $62.1 million during 2017 and 2015, respectively, and net borrowings of long-term debt of $122.9 million during 2016. We issued $300.0 million and $500.0 million of senior subordinated notes in 2017 and 2016, respectively, and paid $4.0 million and $6.7 million of debt issuance costs in conjunction with the issuance of the senior subordinated notes during 2017 and 2016, respectively. We paid $1.8 million of debt issuance costs in 2015 in conjunction with the changes made to our U.K. credit agreement during the year. We had net borrowings of floor plan notes payable non-trade of $185.3 million, $101.0 million, and $154.2 million during 2017, 2016, and 2015, respectively. In 2017, 2016, and 2015, we repurchased 0.4 million, 4.7 million, and 1.0 million shares of common stock for $18.5 million, $173.6 million, and $48.9 million, respectively. We also paid $108.4 million, $95.1 million, and $84.8 million of cash dividends to our stockholders during 2017, 2016, and 2015, respectively.

Cash Flows from Discontinued Operations

Cash flows relating to discontinued operations are not currently considered, nor are they expected to be, material to our liquidity or our capital resources. Management does not believe that there are any material past, present or upcoming cash transactions relating to discontinued operations.

Contractual Payment Obligations

The table below sets forth our best estimates as to the amounts and timing of future payments relating to our most significant contractual obligations as of December 31, 2017, excluding amounts related to entities classified as discontinued operations. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of any relevant agreements. Future events, including acquisitions, divestitures, new or revised operating lease agreements, borrowings or repayments under our credit agreements and our floor plan arrangements, and purchases or refinancing of our securities, could cause actual payments to differ significantly from these amounts.  Potential payments noted above under “Off-Balance Sheet Arrangements” are excluded from this table.

		Less than			More than
(In millions)	Total	1 year	1 to 3 years	3 to 5 years	5 years
Floor plan notes payable (A)	$3,761.8	$3,761.8	$—	$—	$—
Long-term debt obligations	2,163.2	72.8	545.8	613.0	931.6
Operating lease commitments	5,120.9	237.4	462.2	445.1	3,976.2
Scheduled interest payments (B)	609.1	97.0	192.1	165.5	154.5
Uncertain tax positions (C)	3.5	—	—	3.5	—
	$11,658.5	$4,169.0	$1,200.1	$1,227.1	$5,062.3

(A)	Floor plan notes payable are revolving financing arrangements. Payments are generally made as required pursuant to the floor plan borrowing agreements discussed above under “Vehicle Financing.”

(B)

Estimates of future variable rate interest payments under floor plan notes payable and our credit agreements are excluded due to our inability to estimate changes in interest rates in the future. See “Vehicle Financing,” “U.S. Credit Agreement,” “U.K. Credit Agreement,”  and “Australia Loan Agreements” in Part II, Item 8 of the Notes to our Consolidated Financial Statements set forth below for a discussion of such variable rates.

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

Related Party Transactions

Stockholders Agreement

Several of our directors and officers are affiliated with Penske Corporation or related entities. Roger S. Penske, our Chair of the Board and Chief Executive Officer, is also Chair of the Board and Chief Executive Officer of Penske Corporation, and through entities affiliated with Penske Corporation, our largest stockholder owning approximately 41% of our outstanding common stock. Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. (collectively, “Mitsui”) own approximately 17% of our outstanding common stock. Mitsui, Penske Corporation and certain other affiliates of Penske Corporation are parties to a stockholders agreement pursuant to which the Penske affiliated companies agreed to vote their shares for up to two directors who are representatives of Mitsui. In turn, Mitsui agreed to vote their shares for up to fourteen directors voted for by the Penske affiliated companies. This agreement terminates in March 2024, upon the mutual consent of the parties, or when either party no longer owns any of our common stock.

Other Related Party Interests and Transactions

Robert Kurnick, Jr., our President and a director, is also the Vice Chair and a director of Penske Corporation. Bud Denker, our Executive Vice President, Human Resources, is also the President of Penske Corporation. Roger S. Penske, Jr., one of our directors, is the son of our chair and is also a director of Penske Corporation. Kanji Sasaki, one of our directors and officers, is also an employee of Mitsui & Co.

We sometimes pay to and/or receive fees from Penske Corporation, its subsidiaries, and its affiliates for services rendered in the ordinary course of business, or to reimburse payments made to third parties on each other’s behalf. These transactions are reviewed periodically by our Audit Committee and reflect the provider’s cost or an amount mutually agreed upon by both parties.

Penske Truck Leasing

On September 7, 2017, we acquired an additional 5.5% ownership interest in PTL from GE Capital for approximately $239.1 million in cash. At the same time, Mitsui, our second largest shareholder, acquired an additional 10.0% ownership interest in PTL at the same valuation. After the transaction, PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui. GE Capital no longer owns any ownership interests in PTL.

In December 2017, we sold our 31% ownership interest in Penske Vehicle Services to PTL for a purchase price of $19.2 million.

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
•

the success of our commercial vehicle distribution operations and engine and power systems distribution operations depends upon continued availability of the vehicles, engines, power systems, and other parts we distribute, demand for those vehicles, engines, power systems, and parts, and general economic conditions in those markets;

•	a restructuring of any significant vehicle manufacturer or supplier;
•	our operations may be affected by severe weather, such as the recent hurricanes in Puerto Rico, Florida, and Texas, or other periodic business interruptions;
•	we have substantial risk of loss not covered by insurance;
•	we may not be able to satisfy our capital requirements for acquisitions, facility renovation projects, financing the purchase of our inventory, or refinancing of our debt when it becomes due;
•	our level of indebtedness may limit our ability to obtain financing generally and may require that a significant portion of our cash flow be used for debt service;
•	non-compliance with the financial ratios and other covenants under our credit agreements and operating leases;
•	higher interest rates may significantly increase our variable rate interest costs and, because many customers finance their vehicle purchases, decrease vehicle sales;
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

Additional Information

Investors and others should note that we announce material financial information using our company website (www.penskeautomotive.com), our investor relations website (investors.penskeautomotive.com), SEC filings, press releases, public conference calls and webcasts. Information about Penske Automotive Group, its business, and its results of operations may also be announced by posts on the following social media channels from time to time:

•	Penske Automotive Group’s Twitter feed (www.twitter.com/penskecarscorp)
•	Penske Automotive Group’s Facebook page (www.facebook.com/penskecars)
•	Penske Automotive Group’s Social website (www.penskesocial.com)

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR, the Bank of England Base Rate, or the Australian Bank Bill Swap Rate. Based on the amount outstanding under these facilities as of December 31, 2017, a 100 basis point change in interest rates would result in an approximate $2.2 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Australian Bank Bill Swap Rate, or the New Zealand Bank Bill Benchmark Rate.

Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the year ended December 31, 2017, a 100 basis point change in interest rates would result in an approximate $34.3 million change to our annual floor plan interest expense.

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

Foreign Currency Exchange Rates. As of December 31, 2017, we had consolidated operations in the U.K., Germany, Italy, Canada, Australia and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $890.0 million change to our revenues for the year ended December 31, 2017.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Deloitte & Touche LLP is our principal independent registered public accounting firm. In delivering its audit opinion, Deloitte & Touche LLP has historically relied on the opinions of KPMG LLP, principally in respect of our subsidiary which holds our U.K. operations. In an effort to achieve synergies associated with retaining only one auditing firm, our Audit Committee approved the dismissal of KPMG LLP on May 9, 2017 and Deloitte & Touche LLP is now our sole independent auditor, as previously disclosed.

The reports of KPMG LLP for the fiscal years ended December 31, 2016 and December 31, 2015 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle. During our fiscal years ended December 31, 2016 and 2015 and through the subsequent date of dismissal (i) there were no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between us and KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of KPMG LLP would have caused KPMG LLP to make reference to the subject matter of the disagreement in connection with its reports on our consolidated financial statements for such years, and (ii) there were no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

Management’s and our auditor’s reports on our internal control over financial reporting are included with our financial statements filed as part of this Annual Report on Form 10-K.

Item 9B.  Other Information

Not applicable.

PART III

The information required by Items 10 through 14 is included in our definitive proxy statement under the captions “Election of Directors,” “Our Corporate Governance,” “Ratification of the Selection of our Independent Auditor,” “Advisory Vote on Executive Compensation,” “Executive Officers,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Security Ownership of Certain Beneficial Owners and Management,” and “Related Party Transactions.” Such information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details regarding the shares of common stock issuable upon the exercise of outstanding options, warrants and rights granted under our equity compensation plans (including individual equity compensation arrangements) as of December 31, 2017. Our equity plan is described in more detail in Part II, Item 8, Note 13 of the Notes to our Consolidated Financial Statements appearing below in this report.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by security holders	—	$—	3,219,205
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	3,219,205

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(1)	Financial Statements

The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

(2)	Financial Statement Schedule

The Schedule II — Valuation and Qualifying Accounts following the Consolidated Financial Statements is filed as part of this Annual Report on Form 10-K.

(3)	Exhibits

The Exhibits listed below are filed as part of this Annual Report on Form 10-K.

Item 16.  Form 10-K Summary

None.

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

4.1.4

First Supplemental Indenture dated as of April 27, 2016, regarding our 5.75% Senior Subordinated Notes due 2022, dated as of August 28, 2012 by and among us, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to exhibit 4.1 to our Form 10-Q filed April 27, 2016).

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
4.2.8

Fifth Supplemental Indenture to 2014 Indenture, dated August 15, 2017 related to the Company’s 3.75% senior subordinated notes due 2020 (incorporated by reference to exhibit 4.1 to our Form 8-K filed August 15, 2017).

4.2.9	Form of 3.75% senior subordinated notes due 2020 (included within the Fifth Supplemental Indenture filed as Exhibit 4.2.8).
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

4.3.3

Consent and Second Amendment to Fifth Amended and Restated Credit Agreement dated August 1, 2017 among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 4.1 to our Form 8-K filed August 1, 2017).

4.3.4

Second Amended and Restated Security Agreement dated as of September 8, 2004 among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 10.2 to our Form 8-K filed September 10, 2004).

4.4

Amended and Restated Credit Agreement dated April 2, 2015, by and among our U.K. Subsidiaries, Royal Bank of Scotland plc, and BMW Financial Services (GB) Limited (incorporated by reference to exhibit 4.2 to our Form 10-Q filed May 1, 2015).

*10.1	Penske Automotive Group, Inc. 2012 Equity Incentive Plan (incorporated by reference to exhibit 4.3 to our Form S-8 filed November 2, 2012).
*10.2	Penske Automotive Group 2015 Equity Incentive Plan (incorporated by reference to exhibit 10.1 to our Form 8-K filed May 6, 2015).
*10.3	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.13 to our Form 10-K filed February 25, 2016).
*10.4	Form of Restricted Stock Unit Agreement (incorporated by reference to exhibit 10.14 to our Form 10-K filed February 25, 2016).
*10.5	Amended and Restated Penske Automotive Group, Inc. Non-Employee Director Compensation Plan (incorporated by reference to exhibit 10.16 to our Form 10-K filed February 28, 2011).
*10.6	Penske Automotive Group, Inc. Deferred Compensation Plan dated October 11, 2017, effective January 1, 2018 (incorporated by reference to exhibit 10.1 to our Form 8-K filed October 13, 2017).
10.7.1

First Amended and Restated Limited Liability Company Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC (incorporated by reference to exhibit 10.3 to our Form 10-Q filed May 15, 2003).

10.7.2	Letter Agreement dated April 1, 2003 between UAG Connecticut I, LLC and Noto Holdings, LLC (incorporated by reference to exhibit 10.5 to our Form 10-Q filed May 15, 2003).
10.8

First Amended and Restated Limited Liability Company Agreement dated November 15, 2013 between PAG Greenwich Holdings, LLC and Noto Automotive LLC (incorporated by reference to exhibit 10.21 to our Form 10-K filed March 3, 2014).

10.9	Registration Rights Agreement among us and Penske Automotive Holdings Corp. dated as of December 22, 2000 (incorporated by reference to exhibit 10.26.1 to our Form 10-K filed March 29, 2001).
10.10

Second Amended and Restated Registration Rights Agreement among us, Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated as of March 26, 2004 (incorporated by reference to exhibit 10.2 to our Form 8-K filed March 26, 2004).

10.11.1

Stockholders Agreement by and among Mitsui & Co., Ltd., Mitsui & Co (U.S.A.), Inc., Penske Corporation and Penske Automotive Holdings Corp. dated as of July 20, 2013 (incorporated by reference to exhibit 46 to Amendment No. 26 to Schedule 13D filed July 30, 2013).

10.11.2

Letter Agreement re: Amendment of PAG Stockholders Agreement, dated as of October 20, 2017, by and among Penske Corporation, Penske Automotive Holdings Corp., Mitsui & Co. Ltd. and Mitsui & Co. (U.S.A.), Inc. (incorporated by reference to exhibit 21 of Amendment No. 29 to Schedule 13D filed October 23, 2017).

10.12	Trade name and Trademark Agreement dated May 6, 2008 between us and Penske System, Inc. (incorporated by reference to exhibit 10.1 to our Form 10-Q filed May 8, 2008).
10.13

Seventh Amended and Restated Agreement of Limited Partnership of Penske Truck Leasing Co., L.P. dated September 7, 2017 by and among Penske Truck Leasing Corporation, PTL GP, LLC, GE Capital Truck Leasing Holding LLC, General Electric Credit Corporation of Tennessee, MBK USA Commercial Vehicles Inc. and us (incorporated by reference to exhibit 10.3 to our Form 8-K filed September 8, 2017).

10.14

Cooperation Agreement dated as of September 7, 2017 by and among us, Penske Truck Leasing Co., L.P., Penske Truck Leasing Corporation, PTL GP, LLC, General Electric Credit Corporation of Tennessee, GE Capital Truck Leasing Holding LLC and MBK USA Commercial Vehicles, Inc. (incorporated by reference to exhibit 10.2 to our Form 8-K filed September 8, 2017).

10.15

Agreement of Purchase and Sale dated as of September 7, 2017 by and among us, GE Capital Truck Leasing Holding LLC, and General Electric Credit Corporation of Tennessee (incorporated by reference to exhibit 10.1 to our Form 8-K filed September 8, 2017).

10.16	Amended and Restated Rights Agreement dated March 17, 2015 by and between us and Penske Truck Leasing Corporation (incorporated by reference to exhibit 10.2 to our Form 10-Q filed May 1, 2015).
10.17

Third Amended and Restated Limited Liability Company Agreement of LJ VP Holdings LLC dated September 7, 2017 by and among Penske Truck Leasing Corporation, GE Capital US Holdings, Inc. and us (incorporated by reference to exhibit 10.5 to our Form 8-K filed September 8, 2017).

10.18	Second Amended and Restated Penske Automotive Group 401(k) Savings and Retirement Plan dated December 28, 2017, effective January 1, 2018.
12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiary List.
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of KPMG LLP.
23.3	Consent of KPMG LLP.
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.
32	Section 1350 Certification.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*Compensatory plans or contracts

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. We hereby agree to furnish a copy of any such instrument to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 2018.

Penske Automotive Group, Inc.

By:	/s/ Roger S. Penske
Roger S. Penske Chair of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger S. Penske	Chair of the Board and	February 22, 2018
Roger S. Penske	Chief Executive Officer (Principal Executive Officer)

/s/ J.D. Carlson	Executive Vice President and Chief Financial Officer	February 22, 2018
J.D. Carlson	(Principal Financial and Accounting Officer)

/s/ John D. Barr	Director	February 22, 2018
John D. Barr

/s/ Lisa Davis	Director	February 22, 2018
Lisa Davis

/s/ Michael R. Eisenson	Director	February 22, 2018
Michael R. Eisenson

/s/ Robert H. Kurnick, Jr.	Director	February 22, 2018
Robert H. Kurnick, Jr.

/s/ William J. Lovejoy	Director	February 22, 2018
William J. Lovejoy

/s/ Kimberly J. McWaters	Director	February 22, 2018
Kimberly J. McWaters

/s/ Lucio A. Noto	Director	February 22, 2018
Lucio A. Noto

/s/ Roger S. Penske Jr.	Director	February 22, 2018
Roger S. Penske Jr.

/s/ Sandra E. Pierce	Director	February 22, 2018
Sandra E. Pierce

/s/ Kanji Sasaki	Director	February 22, 2018
Kanji Sasaki

/s/ Greg C. Smith	Director	February 22, 2018
Greg C. Smith

/s/ Ronald G. Steinhart	Director	February 22, 2018
Ronald G. Steinhart

/s/ H. Brian Thompson	Director	February 22, 2018
H. Brian Thompson

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PENSKE AUTOMOTIVE GROUP, INC.

As of December 31, 2017 and 2016 and For the Years Ended

December 31, 2017,  2016 and 2015

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements included in the Company’s Annual Report on Form 10-K has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page F-3.

Penske Automotive Group, Inc.

February 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Penske Automotive Group, Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Penske Automotive Group, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In our opinion, based on our audits and the reports of the other auditors for 2016 and 2015, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We did not audit the financial statements of Sytner Group Limited (a consolidated subsidiary) as of and for the year ended December 31, 2016, which statements reflect total assets constituting 21% of consolidated total assets as of December 31, 2016, and total revenues constituting 32% of consolidated total revenues for the year then ended. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Sytner Group Limited as of and for the year ended December 31, 2016, is based solely on the report of the other auditors. We also did not audit the financial statements of UAG UK Holdings Limited and subsidiaries (a consolidated subsidiary) for the year ended December 31, 2015, which statements reflect total revenues constituting 39% of consolidated total revenues for the year ended December 31, 2015. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for UAG UK Holdings Limited and subsidiaries for the year ended December 31, 2015, is based solely on the report of the other auditors.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Deloitte & Touche LLP

Detroit, Michigan
February 22, 2018

We have served as the Company’s auditor since 1999.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Sytner Group Limited

 We have audited the consolidated balance sheet of Sytner Group Limited (“Sytner”) and subsidiaries (together the “Company”) as of December 31, 2016, and the related consolidated statements of income, comprehensive income, equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of Sytner’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

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

/s/ KPMG LLP

Milton Keynes, United Kingdom

February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

UAG UK Holdings Limited

We have audited the consolidated statements of income, comprehensive income, equity and cash flows of UAG UK Holdings Limited (“UAG”) and subsidiaries (together the “Company”)  for the year ended December 31, 2015. In connection with our audit of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of UAG’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of the Company for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Milton Keynes, United Kingdom

February 25, 2016

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(In millions, except share and
	per share amounts)
ASSETS
Cash and cash equivalents	$45.7	$24.0
Accounts receivable, net of allowance for doubtful accounts of $5.5 and $4.5	954.9	879.0
Inventories	3,944.1	3,408.2
Other current assets	81.8	73.9
Assets held for sale	—	8.4
Total current assets	5,026.5	4,393.5
Property and equipment, net	2,108.6	1,806.5
Goodwill	1,660.5	1,291.2
Other indefinite-lived intangible assets	474.0	420.1
Equity method investments	1,256.6	893.4
Other long-term assets	14.4	28.3
Total assets	$10,540.6	$8,833.0
LIABILITIES AND EQUITY
Floor plan notes payable	$2,343.2	$2,084.5
Floor plan notes payable — non-trade	1,418.6	1,233.3
Accounts payable	641.6	497.4
Accrued expenses	523.5	360.0
Current portion of long-term debt	72.8	48.3
Liabilities held for sale	0.7	6.1
Total current liabilities	5,000.4	4,229.6
Long-term debt	2,090.4	1,828.8
Deferred tax liabilities	481.5	564.6
Other long-term liabilities	540.3	430.5
Total liabilities	8,112.6	7,053.5
Commitments and contingent liabilities (Note 11)
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 85,787,507 shares issued and outstanding at December 31, 2017; 85,214,345 shares issued and outstanding at December 31, 2016	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	532.3	497.1
Retained earnings	2,009.4	1,504.5
Accumulated other comprehensive income (loss)	(146.5)	(250.7)
Total Penske Automotive Group stockholders’ equity	2,395.2	1,750.9
Non-controlling interest	32.8	28.6
Total equity	2,428.0	1,779.5
Total liabilities and equity	$10,540.6	$8,833.0

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2017	2016	2015
	(In millions, except share and per share amounts)
Revenue:
Retail automotive dealership	$19,824.3	$18,673.2	$17,896.3
Retail commercial truck dealership	1,048.0	1,000.7	944.1
Commercial vehicle distribution and other	514.6	444.6	444.5
Total revenues	21,386.9	20,118.5	19,284.9
Cost of sales:
Retail automotive dealership	16,899.5	15,968.4	15,288.3
Retail commercial truck dealership	882.2	857.8	797.1
Commercial vehicle distribution and other	382.7	325.7	332.0
Total cost of sales	18,164.4	17,151.9	16,417.4
Gross profit	3,222.5	2,966.6	2,867.5
Selling, general and administrative expenses	2,516.0	2,302.0	2,223.0
Depreciation	95.1	89.7	78.0
Operating income	611.4	574.9	566.5
Floor plan interest expense	(63.4)	(50.9)	(44.5)
Other interest expense	(107.4)	(85.4)	(69.4)
Equity in earnings of affiliates	107.6	69.5	39.3
Income from continuing operations before income taxes	548.2	508.1	491.9
Income taxes	64.8	(160.7)	(158.0)
Income from continuing operations	613.0	347.4	333.9
Loss from discontinued operations, net of tax	(0.2)	(1.0)	(3.5)
Net income	612.8	346.4	330.4
Less: (Loss) income attributable to non-controlling interests	(0.5)	3.5	4.3
Net income attributable to Penske Automotive Group common stockholders	$613.3	$342.9	$326.1
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$7.14	$4.00	$3.67
Discontinued operations	(0.00)	(0.01)	(0.04)
Net income attributable to Penske Automotive Group common stockholders	$7.14	$3.99	$3.63
Shares used in determining basic earnings per share	85,877,227	86,000,754	89,759,626
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$7.14	$4.00	$3.67
Discontinued operations	(0.00)	(0.01)	(0.04)
Net income attributable to Penske Automotive Group common stockholders	$7.14	$3.99	$3.63
Shares used in determining diluted earnings per share	85,877,227	86,000,754	89,759,626
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$613.0	$347.4	$333.9
Less: (Loss) income attributable to non-controlling interests	(0.5)	3.5	4.3
Income from continuing operations, net of tax	613.5	343.9	329.6
Loss from discontinued operations, net of tax	(0.2)	(1.0)	(3.5)
Net income attributable to Penske Automotive Group common stockholders	$613.3	$342.9	$326.1
Cash dividends per share	$1.26	$1.10	$0.94

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Net income	$612.8	$346.4	$330.4
Other comprehensive income:
Foreign currency translation adjustment	99.2	(117.3)	(62.9)
Other adjustments to comprehensive income, net	8.2	(11.7)	(7.4)
Other comprehensive income (loss), net of tax	107.4	(129.0)	(70.3)
Comprehensive income	720.2	217.4	260.1
Less: Comprehensive income attributable to non-controlling interests	2.7	2.7	3.2
Comprehensive income attributable to Penske Automotive Group common stockholders	$717.5	$214.7	$256.9

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Operating Activities:
Net income	$612.8	$346.4	$330.4
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	95.1	89.7	78.0
Earnings of equity method investments	(68.9)	(50.0)	(28.0)
Loss from discontinued operations, net of tax	0.2	1.0	3.5
Deferred income taxes	(108.7)	162.2	44.6
Changes in operating assets and liabilities:
Accounts receivable	(73.1)	(92.5)	(23.5)
Inventories	(419.9)	130.4	(428.4)
Floor plan notes payable	276.3	(162.8)	360.8
Accounts payable and accrued expenses	272.0	(17.8)	66.0
Other	37.2	(35.3)	(5.6)
Net cash provided by continuing operating activities	623.0	371.3	397.8
Investing Activities:
Purchase of equipment and improvements	(247.0)	(203.1)	(199.5)
Proceeds from sale-leaseback transactions	22.2	—	—
Acquisition of additional ownership interest in Penske Truck Leasing	(239.1)	(498.5)	—
Acquisitions net, including repayment of sellers’ floor plan notes payable of $101.6, $62.2 and $60.3, respectively	(449.7)	(140.8)	(156.9)
Other	(15.1)	5.7	4.7
Net cash used in continuing investing activities	(928.7)	(836.7)	(351.7)
Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	2,040.0	1,476.5	1,420.4
Repayments under U.S. credit agreement revolving credit line	(2,108.0)	(1,396.5)	(1,260.4)
Repayments under U.S. credit agreement term loan	—	—	(88.0)
Repayment of U.S. commercial truck capital loan	—	—	(60.5)
Issuance of 3.75% senior subordinated notes	300.0	—	—
Issuance of 5.50% senior subordinated notes	—	500.0	—
Net borrowings (repayments) of other long-term debt	42.0	42.9	(73.6)
Net borrowings of floor plan notes payable — non-trade	185.3	101.0	154.2
Payment of debt issuance costs	(4.0)	(6.7)	(1.8)
Repurchases of common stock	(18.5)	(173.6)	(48.9)
Dividends	(108.4)	(95.1)	(84.8)
Other	(5.8)	(15.5)	(12.2)
Net cash provided by (used in) continuing financing activities	322.6	433.0	(55.6)
Discontinued operations:
Net cash provided by (used in) discontinued operating activities	0.5	1.6	(5.5)
Net cash provided by discontinued investing activities	2.4	1.7	129.6
Net cash used in discontinued financing activities	(0.2)	(0.2)	(87.1)
Net cash provided by discontinued operations	2.7	3.1	37.0
Effect of exchange rate changes on cash and cash equivalents	2.1	(9.1)	(1.4)
Net change in cash and cash equivalents	21.7	(38.4)	26.1
Cash and cash equivalents, beginning of period	24.0	62.4	36.3
Cash and cash equivalents, end of period	$45.7	$24.0	$62.4
Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest	$163.2	$129.8	$110.1
Income taxes	(29.7)	48.6	114.9
Seller financed/assumed debt	0.8	—	2.6
Non cash activities:
Consideration transferred through common stock issuance	$32.4	$—	$—
Contingent consideration	20.0	—	—

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Voting and Non-voting
	Common Stock		Additional		Accumulated	Total
	Issued		Paid-in	Retained	Other Comprehensive	Penske Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity
	(Dollars in millions)
Balance, January 1, 2015	90,244,840	$—	$690.7	$1,015.4	$(53.3)	$1,652.8	$28.4	$1,681.2
Equity compensation	290,580	—	14.0	—	—	14.0	—	14.0
Repurchases of common stock	(1,010,696)	—	(48.9)	—	—	(48.9)	—	(48.9)
Dividends ($0.94 per share)	—	—	—	(84.8)	—	(84.8)	—	(84.8)
Purchase of controlling interest	—	—	—	—	—	—	22.5	22.5
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	—	—	(6.1)	(6.1)
Distributions to non-controlling interest	—	—	—	—	—	—	(3.8)	(3.8)
Sale of subsidiary shares to non-controlling interest	—	—	0.2	—	—	0.2	0.5	0.7
Foreign currency translation	—	—	—	—	(61.8)	(61.8)	(1.1)	(62.9)
Other	—	—	—	—	(7.4)	(7.4)	—	(7.4)
Net income	—	—	—	326.1	—	326.1	4.3	330.4
Balance, December 31, 2015	89,524,724	—	656.0	1,256.7	(122.5)	1,790.2	44.7	1,834.9
Equity compensation	346,663	—	14.3	—	—	14.3	—	14.3
Repurchases of common stock	(4,657,042)	—	(173.6)	—	—	(173.6)	—	(173.6)
Dividends ($1.10 per share)	—	—	—	(95.1)	—	(95.1)	—	(95.1)
Purchase of subsidiary shares from non-controlling interest	—	—	(0.3)	—	—	(0.3)	(10.4)	(10.7)
Distributions to non-controlling interest	—	—	—	—	—	—	(2.4)	(2.4)
Foreign currency translation	—	—	—	—	(116.5)	(116.5)	(0.8)	(117.3)
Other	—	—	0.7	—	(11.7)	(11.0)	(6.0)	(17.0)
Net income	—	—	—	342.9	—	342.9	3.5	346.4
Balance, December 31, 2016	85,214,345	—	497.1	1,504.5	(250.7)	1,750.9	28.6	1,779.5
Equity compensation	343,385	—	14.9	—	—	14.9	—	14.9
Repurchases of common stock	(435,710)	—	(18.5)	—	—	(18.5)	—	(18.5)
Issuance of common stock	665,487	—	32.4	—	—	32.4	—	32.4
Dividends ($1.26 per share)	—	—	—	(108.4)	—	(108.4)	—	(108.4)
Purchase of subsidiary shares from non-controlling interest	—	—	(0.4)	—	—	(0.4)	(0.3)	(0.7)
Distributions to non-controlling interest	—	—	—	—	—	—	(1.4)	(1.4)
Foreign currency translation	—	—	—	—	96.0	96.0	3.2	99.2
Other	—	—	6.8	—	8.2	15.0	3.2	18.2
Net income	—	—	—	613.3	—	613.3	(0.5)	612.8
Balance, December 31, 2017	85,787,507	$—	$532.3	$2,009.4	$(146.5)	$2,395.2	$32.8	$2,428.0

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

Business Overview and Concentrations

We are a diversified international transportation services company that operates automotive and commercial truck dealerships principally in the United States, Canada and Western Europe, and distributes commercial vehicles, diesel engines, gas engines, power systems and related parts and services principally in Australia and New Zealand.

In 2017, our business generated $21.4 billion in total revenue, which is comprised of approximately $19.8 billion from retail automotive dealerships, $1.0 billion from retail commercial truck dealerships and $0.5 billion from commercial vehicle distribution and other operations.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $19.8 billion in total retail automotive dealership revenue we generated in 2017. As of December 31, 2017, we operated 343 retail automotive franchises, of which 155 franchises are located in the U.S. and 188 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K.

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

For the year ended December 31, 2017, Audi/Volkswagen/Porsche/Bentley franchises accounted for 24% of our total retail automotive dealership revenues, BMW/MINI franchises accounted for 23%, Toyota/Lexus franchises accounted for 13%, and Mercedes-Benz/Sprinter/smart accounted for 10%. No other manufacturers’ franchises accounted for more than 10% of our total retail automotive dealership revenues. At December 31, 2017 and 2016, we had receivables from manufacturers of $230.1 million and $196.5 million, respectively. In addition, a large portion of our contracts in transit, which are included in accounts receivable, are due from manufacturers’ captive finance companies.

During the year ended December 31, 2017, we acquired eight retail automotive franchises, were awarded five retail automotive franchises, and disposed of twenty-five retail automotive franchises. Of the retail automotive franchises acquired, two are located in New Jersey and represent the Jaguar and Land Rover brands, two are located in Arizona and represent the Mercedes-Benz and Sprinter brands, two are located in the U.K. and represent the BMW and MINI brands, and two are located in Germany and represent the Audi and Volkswagen brands. Of the franchises disposed of, nine represented franchises in Puerto Rico, five represented smart franchises in the U.S., and five represented BMW, MINI, and Lexus franchises in the U.K.

In the first quarter of 2017, we acquired CarSense in the U.S. and CarShop in the U.K., both businesses representing stand-alone used vehicle dealerships, which we believe complement our existing franchised retail automotive dealership operations and provide scalable opportunities across our market areas. Our CarSense operations consist of five locations operating in the Philadelphia and Pittsburgh, Pennsylvania market areas, including southern New Jersey. Our CarShop operations consist of five retail locations and a vehicle preparation center operating principally throughout Southern England. In January 2018, we expanded our U.K. stand-alone used vehicle dealerships by acquiring The Car People, one of the U.K.’s leading retailers of used vehicles. The Car People has four retail locations operating across Northern England, which complements CarShop’s locations principally in Southern England.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Retail Commercial Truck Dealership. We operate a heavy and medium-duty truck dealership group known as Premier Truck Group (“PTG”) with locations in Texas, Oklahoma, Tennessee, Georgia, and Canada. As of December 31, 2017, PTG operated twenty locations, including fourteen full-service dealerships and six collision centers, offering primarily Freightliner and Western Star branded trucks. Four of these locations were acquired in April 2016 in the greater Toronto, Canada market area, and two of these locations were acquired in December 2016 in the Niagara Falls, Canada market area. PTG also offers a full range of used trucks available for sale as well as service and parts departments, providing a full range of maintenance and repair services.

Commercial Vehicle Distribution. We are the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand and portions of the Pacific. This business, known as Penske Commercial Vehicles Australia (“PCV Australia”), distributes commercial vehicles and parts to a network of more than 70 dealership locations, including eight company-owned retail commercial vehicle dealerships.

We are also a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Mercedes-Benz Industrial, Allison Transmission and MTU Onsite Energy. This business, known as Penske Power Systems (“PPS”), offers products across the on- and off-highway markets in Australia, New Zealand and portions of the Pacific and supports full parts and aftersales service through a network of branches, field locations and dealers across the region. The on-highway portion of this business complements our PCV Australia distribution business, including integrated operations at retail locations selling PCV brands.

Penske Truck Leasing. We currently hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation services and supply chain management. PTL is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental and contract maintenance, along with logistic services such as dedicated contract carriage, distribution center management, transportation management and lead logistics provider. On July 27, 2016, we acquired an additional 14.4% ownership interest in PTL from subsidiaries of GE Capital Global Holdings, LLC (collectively, “GE Capital”) for approximately $498.5 million in cash to bring our ownership interest to 23.4%. Prior to this acquisition, we held a 9.0% ownership interest in PTL. On September 7, 2017, we acquired an additional 5.5% ownership interest from GE Capital for approximately $239.1 million in cash. At the same time, affiliates of Mitsui & Co., Ltd. (“Mitsui”), our second largest shareholder, acquired an additional 10.0% ownership interest in PTL at the same valuation. PTL is currently owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui. GE Capital no longer owns any ownership interests in PTL. We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments.

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

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounts requiring the use of significant estimates include accounts receivable, inventories, income taxes, intangible assets, and certain reserves.

Cash and Cash Equivalents

Cash and cash equivalents include all highly‑liquid investments that have an original maturity of three months or less at the date of purchase.

Contracts in Transit

Contracts in transit represent receivables from unaffiliated finance companies relating to the sale of customers’ installment sales and lease contracts arising in connection with the sale of a vehicle by us. Contracts in transit, included in accounts receivable, net in our consolidated balance sheets, amounted to $356.1 million and $322.7 million as of December 31, 2017 and 2016, respectively.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Cost for new and used vehicle inventories includes acquisition, reconditioning, dealer installed accessories, and transportation expenses and is determined using the specific identification method. Inventories of dealership parts and accessories are accounted for using the “first‑in, first‑out” (“FIFO”) method of inventory accounting and the cost is based on factory list prices.

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

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

For our Retail Automotive, Retail Commercial Truck, and Other reporting units, we prepared a quantitative assessment of the carrying value of goodwill. We estimated the fair value of our reporting units using an “income” valuation approach. The “income” valuation approach estimates our enterprise value using a net present value model, which discounts projected free cash flows of our business using the weighted average cost of capital as the discount rate. In connection with this process, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization. We believe this reconciliation process is consistent with a market participant perspective. This consideration would also include a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest, and other significant assumptions including revenue and profitability growth, franchise profit margins, residual values and the cost of capital. We concluded that the fair value of each of these reporting units exceeded its carrying value.

Investments

We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $1,256.6 million and $893.4 million as of December 31, 2017 and 2016, respectively, including $1,185.6 million and $823.8 million relating to PTL as of December 31, 2017 and 2016, respectively. In July 2016, we increased our ownership interest in PTL from 9.0% to 23.4% as a result of our acquisition of an additional 14.4% ownership interest, and in September 2017, we acquired an additional 5.5% ownership interest, as discussed previously. We currently hold a 28.9% ownership interest in PTL.

Investments for which there is not a liquid, actively traded market are reviewed periodically by management for indicators of impairment. If an indicator of impairment is identified, management estimates the fair value of the investment using a discounted cash flow approach, which includes assumptions relating to revenue and profitability growth, profit margins, residual values, and our cost of capital. Declines in investment values that are deemed to be other than temporary may result in an impairment charge reducing the investments’ carrying value to fair value.

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

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Our financial instruments consist of cash and cash equivalents, debt, floor plan notes payable, and forward exchange contracts used to hedge future cash flows. Other than our fixed rate debt, the carrying amount of all significant financial instruments approximates fair value due either to length of maturity, the existence of variable interest rates that approximate prevailing market rates, or as a result of mark to market accounting.

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

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.75% senior subordinated notes due 2022	$545.9	$562.3	$545.1	$567.6
5.375% senior subordinated notes due 2024	297.2	300.2	296.8	293.0
5.50% senior subordinated notes due 2026	494.4	505.0	493.7	489.4
3.75% senior subordinated notes due 2020	296.5	301.7	—	—
Mortgage facilities	235.5	233.4	199.9	195.6

Revenue Recognition

Dealership Vehicle, Parts and Service Sales

We record revenue for vehicle sales when vehicles are delivered, which is when the transfer of title and risks and rewards of ownership are considered passed to the customer. We record revenue for service or repair work when the work is completed, and record parts sales when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenue).

Dealership Finance and Insurance Sales

Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non‑recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection and extended service contracts. These commissions are recorded as revenue at the time the customer enters into the contract. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

insurance products. Aggregate reserves relating to chargeback activity were $24.9 million and $23.5 million as of December 31, 2017 and 2016, respectively.

Commercial Vehicle Distribution

We record revenue from the distribution of vehicles, engines, and products when the goods are delivered, which is when the transfer of title and risks and rewards of ownership are considered passed to the customer. We record revenue for service or repair work when the work is completed, and record parts sales when parts are delivered to our customers. For our long-term power generation contracts, we record revenue as services are provided in accordance with contract milestones.

Defined Contribution Plans

We sponsor a number of defined contribution plans covering a significant majority of our employees. Our contributions to such plans are discretionary and are based on the level of compensation and contributions by plan participants. We incurred expenses of $16.8 million, $14.5 million, and $16.0 million relating to such plans during the years ended December 31, 2017, 2016, and 2015, respectively.

Advertising

Advertising costs are expensed as incurred or when such advertising takes place. We incurred net advertising costs of $115.8 million, $102.5 million, and $101.0 million during the years ended December 31, 2017, 2016, and 2015, respectively. Qualified advertising expenditures reimbursed by manufacturers, which are treated as a reduction of advertising expense, were $18.6 million, $16.6 million, and $17.2 million during the years ended December 31, 2017, 2016, and 2015, respectively.

Self-Insurance

We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, vehicle physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance, and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and for certain exposures, we have pre‑determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre‑determined loss limits are paid by third‑party insurance carriers. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. Our estimate of future losses is prepared by management using our historical loss experience and industry‑based development factors. Aggregate reserves relating to retained risk were $30.3 million and $28.3 million as of December 31, 2017 and 2016, respectively.

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

A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2017, 2016, and 2015 follows:

	Year Ended December 31,
	2017	2016	2015
Weighted average number of common shares outstanding	85,877,227	86,000,754	89,759,626
Effect of non-participatory equity compensation	—	—	—
Weighted average number of common shares outstanding, including effect of dilutive securities	85,877,227	86,000,754	89,759,626

Hedging

Generally accepted accounting principles relating to derivative instruments and hedging activities require all derivatives, whether designated in hedging relationships or not, to be recorded on the balance sheet at fair value. These accounting principles also define requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, which must be met in order to qualify for hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recorded in earnings immediately. If the derivative is designated as a fair‑value hedge, the changes in the fair value of the derivative and the hedged item are recorded in earnings. If the derivative is designated as a cash‑flow hedge, effective changes in the fair value of the derivative are recorded in accumulated other comprehensive income (loss), a separate component of equity, and recorded in the income statement only when the hedged item affects earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately.

Stock‑Based Compensation

Generally accepted accounting principles relating to share‑based payments require us to record compensation expense for all awards based on their grant‑date fair value. Our share‑based payments have generally been in the form of “non‑vested shares,” the fair value of which are measured as if they were vested and issued on the grant date.

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition.” ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of contracts with customers. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606) — Deferral of the Effective Date” providing for a one-year deferral of the effective date of ASU 2014-09 and allowing for early adoption as of the original effective date. The FASB has since also issued additional ASUs containing various updates to Topic 606 which will all be adopted along with ASU 2014-09 (collectively, “the new revenue recognition standard,” “ASC 606”). For public companies, the new revenue recognition

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

standard is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. These ASUs can be adopted either retrospectively to each prior reporting period presented under the full retrospective approach, or as a cumulative-effect adjustment as of the date of adoption under the modified retrospective approach. We intend to adopt these ASUs on January 1, 2018 using the modified retrospective approach and will apply the adoption only to contracts not completed as of the date of adoption, with no restatement of comparative periods, and a cumulative-effect adjustment to retained earnings recognized as of the date of adoption.

As part of the adoption of ASC 606, we performed an assessment of the impact the new revenue recognition standard will have on our consolidated financial statements. Based on our assessment performed, we concluded that the adoption of the new revenue recognition standard will not have a material impact on our financial statements, as we expect the timing of our revenue recognition for most of our revenue streams to generally remain the same; however, we have identified certain revenue streams impacted by the new revenue recognition standard with resulting changes in our revenue recognition practices.

For our Retail Automotive and Retail Commercial Truck reportable segments, under legacy guidance we have recognized revenues at a point in time upon meeting relevant revenue recognition criteria. Under ASC 606, the timing of revenue recognition for our service and collision revenue stream will change, as we concluded the performance obligations for service and collision work are satisfied over time under the new revenue recognition standard. Although there is a change in timing of our revenue recognition for our service and parts revenue stream, the expected impact on our consolidated financial statements as a result of this change is not expected to be material. All other revenue streams for these businesses will continue to be recognized at a point in time, and our performance obligations and revenue recognition timing and practices will remain consistent with how revenues have been recorded under legacy guidance.

For our Other reportable segment consisting primarily of our businesses in Australia and New Zealand, Penske Commercial Vehicles Australia and Penske Power Systems, under legacy guidance we recognized revenues for vehicles, engines, parts, and services at a point in time upon meeting relevant revenue recognition criteria. For our long-term power generation contracts at Penske Power Systems, we recognized revenues using the percentage of completion method in accordance with contract milestones. Under ASC 606, the timing of revenue recognition for the service revenue stream for PCV Australia and PPS will change, as we concluded the performance obligations for service work are satisfied over time under the new revenue recognition standard. For revenues previously recognized using the percentage of completion method, these revenues will continue to be recognized as performance obligations are satisfied over time, consistent with the timing of recognition under legacy guidance, but will now be recognized in accordance with the new revenue recognition criteria utilizing the output method, which measures the value to the customer of the goods or services transferred to date relative to the remaining goods or services promised.

The expected impact on our consolidated financial statements as a result of the changes in revenue recognition practices described previously is not expected to be material. We estimate the adoption of the new revenue recognition standard will result in a net, after-tax cumulative effect adjustment to retained earnings of approximately $6.0 million as of January 1, 2018.

In addition to the changes in revenue recognition practices noted above, we are also required to enhance our disclosures on revenue recognition upon adoption beginning with interim periods in 2018. We also evaluated, documented, and have implemented required changes in internal controls that were deemed necessary as part of our adoption of the new revenue recognition standard. Although new controls have been implemented as a result of the adoption, such changes were not deemed material.

Inventory Measurement

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

Income Taxes

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740) — Balance Sheet Classification of Deferred Taxes.” Under ASU 2015-17, entities are required to classify all deferred tax liabilities and assets as noncurrent in a classified statement of financial position. For public companies, this ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The amendments from this update are to be applied either prospectively or retrospectively. We adopted this ASU retrospectively on the effective date of January 1, 2017. Amounts reclassified from “Other current assets” to “Deferred tax liabilities” were $28.7 million as of December 31, 2016. Other than the revised presentation of our consolidated balance sheets, the adoption of this accounting standard update has not had a material impact on our consolidated financial position, results of operations, and cash flows.

Accounting for Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under this new guidance, a company will now recognize most leases on its balance sheet as lease liabilities with corresponding right-of-use assets. For public companies, this ASU is effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods, with early adoption permitted. We intend to adopt this ASU on January 1, 2019. The amendments from this update are to be applied using a modified retrospective approach. The adoption of this ASU will result in a significant increase to our consolidated balance sheets for lease liabilities and right-of-use assets. We are currently evaluating the other impacts the adoption of this accounting standard update will have on our consolidated financial statements. We believe our current off-balance sheet leasing commitments are reflected in our credit rating.

Share-Based Payment Accounting

In March 2016, the FASB issued ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718) — Improvement to Employee Share-Based Payment Accounting.” This ASU simplified several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public companies, this ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. This ASU was adopted on the effective date of January 1, 2017. As part of the adoption of this ASU, we have elected to record forfeitures as they occur. The amendments to timing of recognition of excess tax benefits, minimum statutory withholding requirements, and forfeitures were adopted using a modified retrospective approach. The cumulative-effect adjustment to retained earnings as of January 1, 2017 was not material. Amendments related to cash flow presentation of employee taxes paid was adopted retrospectively, with $5.8 million and $6.3 million reclassified from operating activities to financing activities for the years ended December 31, 2016 and 2015, respectively. Amendments related to the recognition of excess tax benefits on the income statement and presentation of excess tax benefits on the statement of cash flows were adopted prospectively, and therefore, prior periods were not adjusted. The adoption of this accounting standard update has not had a material impact on our consolidated financial position, results of operations, and cash flows.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Classification of Certain Cash Receipts and Cash Payments

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

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220)  — Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the enactment of the U.S. Tax Cuts and Jobs Act (“the Act”). The update also requires entities to disclose whether or not they elected to reclassify the tax effects related to the Act as well as their accounting policy for releasing income tax effects from accumulated other comprehensive income. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods, with early adoption permitted. We are currently assessing whether we will adopt the optional guidance of this accounting standard update, as well as the potential impact on our consolidated financial statements.

2. Equity Method Investees

As of December 31, 2017, we had investments in the following companies that are accounted for under the equity method: the Nix Group (50%) operating automotive dealerships in Germany, Ibericar Keldinich SL (50%) operating automotive dealerships in Spain, the Nicole Group (49%) operating automotive dealerships in Japan, and Penske Commercial Leasing Australia (28%) which rents heavy-duty commercial vehicles in Australia. Investments in these entities amounted to $71.0 million at December 31, 2017. Investments in these entities, as well as National Powersport Auctions and Penske Vehicle Services (discussed below), amounted to $69.6 million at December 31, 2016.

In September 2016, we sold a 12% interest, and in September 2017 sold an additional 5% interest, in our Penske Commercial Leasing Australia joint venture to PTL and continue to account for this investment under the equity method under our current 28% ownership.

In May 2017, we sold our 7% interest in National Powersport Auctions. In December 2017, we sold our 31% interest in Penske Vehicle Services to PTL. The equity earnings associated with these investments are included within continuing operations under the caption “Equity in earnings of affiliates” for the years ended December 31, 2017, 2016 and 2015.

In September 2015, we sold our 50% interest in our Max Cycles non-automotive joint venture, which operated BMW motorcycle dealerships. In October 2015, our Penske-Wynn Ferrari/Maserati joint venture sold substantially all of its assets to a third party. The equity earnings associated with these investments are included within continuing operations under the caption “Equity in earnings of affiliates” for the year ended December 31, 2015.

In September 2015, we acquired an additional 10% interest in the Jacobs Group, which was previously accounted for under the equity method, resulting in us owning a 60% controlling interest in this joint venture; we therefore began consolidating this entity in our financial results in the year ended December 31, 2015. Additionally, during the first quarter of 2016, we acquired an additional 8% interest in the Jacobs Group and owned 68% of this joint venture as of

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

December 31, 2017. The equity earnings associated with this investment prior to consolidation were included within continuing operations under the caption “Equity in earnings of affiliates” through September 2015.

We also have a 28.9% ownership interest in PTL, a leading provider of transportation services and supply chain management. Our investment in PTL, which is accounted for under the equity method, amounted to $1,185.6 million and $823.8 million at December 31, 2017 and 2016, respectively. In July 2016, we increased our ownership interest in PTL from 9.0% to 23.4% as a result of our acquisition of an additional 14.4% ownership interest, and in September 2017, we acquired an additional 5.5% ownership interest, as discussed previously.

We recorded $107.6 million, $69.5 million, and $39.3 million during the years ended December 31, 2017, 2016, and 2015, respectively, on our statements of income under the caption “Equity in earnings of affiliates” related to earnings from our equity method investments.

The combined results of operations and financial position of our equity method investees as of December 31 for each of the years presented are summarized as follows:

Condensed income statement information:

	Year Ended December 31,
	2017	2016	2015
Revenues	$7,680.8	$7,397.2	$6,770.3
Gross profit	1,792.4	1,670.4	2,396.8
Net income	416.1	411.5	398.5

Condensed balance sheet information:

	December 31,
	2017	2016
Current assets	$1,317.9	$1,188.2
Noncurrent assets	11,729.4	10,529.9
Total assets	$13,047.3	$11,718.1
Current liabilities	$2,101.0	$1,794.7
Noncurrent liabilities	8,160.3	7,393.6
Equity	2,786.0	2,529.8
Total liabilities and equity	$13,047.3	$11,718.1

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

3. Business Combinations

During 2017,  we acquired CarSense, a stand-alone specialty retailer of used vehicles in the U.S. representing five locations, acquired CarShop, a stand-alone specialty retailer of used vehicles in the U.K. representing five retail locations and a vehicle preparation center, and acquired eight retail automotive franchises. The companies acquired in 2017 generated $1,046.4 million of revenue and $37.1 million of pre-tax income from our date of acquisition through December 31, 2017. During 2016, we acquired twenty retail automotive franchises and seven retail commercial truck dealerships. Our financial statements include the results of operations of the acquired entities from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated financial statements, and may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the years ended December 31, 2017 and 2016 follows:

	December 31,
	2017	2016
Accounts receivable	$11.1	$3.9
Inventory	139.9	80.5
Other current assets	2.9	0.1
Property and equipment	21.8	16.4
Indefinite-lived intangibles	365.6	51.1
Other noncurrent assets	0.1	2.7
Current liabilities	(33.6)	(9.2)
Noncurrent liabilities	(1.9)	(4.7)
Total consideration	$505.9	$140.8
Consideration transferred through common stock issuance	(32.4)	—
Contingent consideration	(20.0)	—
Seller financed/assumed debt	(3.8)	—
Total cash used in acquisitions	$449.7	$140.8

The following unaudited consolidated pro forma results of operations of PAG for the years ended December 31, 2017 and 2016 give effect to acquisitions consummated during 2017 and 2016 as if they had occurred on January 1, 2016:

	Year Ended December 31,
	2017	2016
Revenues	$21,548.1	$21,766.5
Income from continuing operations	617.0	370.7
Net income	616.8	369.6
Income from continuing operations per diluted common share	$7.18	$4.31
Net income per diluted common share	$7.18	$4.30

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

We had no entities newly classified as held for sale in 2017, 2016, or 2015 that met the criteria to be classified as discontinued operations. As such, the combined financial information presented below represents only retail automotive dealerships and our car rental business that were classified as discontinued operations prior to adoption of ASU No. 2014-08:

	Year Ended December 31,
	2017	2016	2015
Revenues	$2.1	$24.8	$75.8
Pre-tax loss	(0.4)	(1.7)	(6.7)
Pre-tax gain on disposal	—	—	2.9

	December 31,
	2017	2016
Inventories	$—	$4.6
Other assets	—	3.8
Total assets	$—	$8.4
Floor plan notes payable (including non-trade)	$—	$4.8
Other liabilities	0.7	1.3
Total liabilities	$0.7	$6.1

Divestitures

In 2017, we disposed of twenty-five retail automotive franchises. The results of operations for one of the retail automotive franchises is included in discontinued operations for the years ended December 31, 2017, 2016, and 2015. The remaining twenty-four retail automotive franchises did not meet the criteria to be classified as held for sale and treated as discontinued operations; therefore, the results of operations for these businesses are included within continuing operations for the years ended December 31, 2017, 2016, and 2015.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

In December 2016, we sold our 90% ownership interest in i.M. Branded, a provider of dealership graphics and millwork, which we previously consolidated in our financial statements. The results of operations for this business are included within continuing operations for the years ended December 31, 2016 and 2015, as this business did not meet the criteria to be classified as held for sale and treated as discontinued operations.

In February 2015, we divested our car rental business that included Hertz car rental franchises in the Memphis, Tennessee market and certain markets throughout Indiana. We received proceeds of $17.8 million from the sale, excluding sales of car rental vehicles. The results of operations of our car rental business are included in discontinued operations for the year ended December 31, 2015.

5. Inventories

Inventories consisted of the following:

	December 31,
	2017	2016
Retail automotive dealership new vehicles	$2,344.1	$2,153.0
Retail automotive dealership used vehicles	993.1	771.7
Retail automotive parts, accessories and other	141.7	119.1
Retail commercial truck dealership vehicles and parts	207.0	170.3
Commercial vehicle distribution vehicles, parts and engines	258.2	194.1
Total inventories	$3,944.1	$3,408.2

We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $55.4 million, $51.6 million, and $43.7 million during the years ended December 31, 2017, 2016, and 2015, respectively.

6. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2017	2016
Buildings and leasehold improvements	$1,633.3	$1,438.4
Furniture, fixtures and equipment	1,080.1	894.3
Total	$2,713.4	$2,332.7
Less: Accumulated depreciation	(604.8)	(526.2)
Property and equipment, net	$2,108.6	$1,806.5

Approximately  $27.8 million and $27.1 million of capitalized interest is included in buildings and leasehold improvements as of December 31, 2017 and 2016, respectively, and is being depreciated over the useful life of the related assets.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

7. Intangible Assets

Following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the years ended December 31, 2017 and 2016, net of accumulated impairment losses recorded prior to December 31, 2012 of $606.3 million and $37.1 million, respectively:

		Other Indefinite
		Lived Intangible
	Goodwill	Assets
Balance — December 31, 2015	$1,323.1	$408.0
Additions	24.9	26.2
Disposals	(1.7)	(0.3)
Foreign currency translation	(55.1)	(13.8)
Balance — December 31, 2016	$1,291.2	$420.1
Additions	324.8	40.8
Disposals	(4.5)	(1.7)
Foreign currency translation	49.0	14.8
Balance — December 31, 2017	$1,660.5	$474.0

Following is a summary of the changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2017 and 2016:

		Retail
	Retail	Commercial
	Automotive	Truck	Other	Total
Balance — December 31, 2015	$1,095.6	$147.5	$80.0	$1,323.1
Additions	9.8	15.1	—	24.9
Disposals	(0.2)	—	(1.5)	(1.7)
Foreign currency translation	(55.0)	(0.6)	0.5	(55.1)
Balance — December 31, 2016	$1,050.2	$162.0	$79.0	$1,291.2
Additions	324.8	—	—	324.8
Disposals	(4.5)	—	—	(4.5)
Foreign currency translation	41.6	1.0	6.4	49.0
Balance — December 31, 2017	$1,412.1	$163.0	$85.4	$1,660.5

There is no goodwill recorded in our Non-Automotive Investments reportable segment.

We test for impairment of our intangible assets at least annually. We did not record any impairment charges relating to our intangible assets in 2017, 2016, or 2015.

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

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

The agreements typically grant a security interest in substantially all of the assets of our dealership and distribution subsidiaries and, in the U.S., Australia and New Zealand, are guaranteed or partially guaranteed by us. Interest rates under the arrangements are variable and increase or decrease based on changes in the prime rate, defined London Interbank Offered Rate (“LIBOR”), the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Australian Bank Bill Swap Rate (“BBSW”), or the New Zealand Bank Bill Benchmark Rate. To date, we have not experienced any material limitation with respect to the amount or availability of financing from any institution providing us vehicle financing. We also receive non-refundable credits from certain of our vehicle manufacturers, which are treated as a reduction of cost of sales as vehicles are sold.

The weighted average interest rate on floor plan borrowings was 1.8%, 1.5%, and 1.5% for 2017,  2016, and 2015, respectively. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as “Floor plan notes payable — non-trade” on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.

9. Long‑Term Debt

Long‑term debt consisted of the following:

	December 31,
	2017	2016
U.S. credit agreement — revolving credit line	$172.0	$240.0
U.K. credit agreement — revolving credit line	47.3	48.1
U.K. credit agreement — overdraft line of credit	—	2.7
5.75% senior subordinated notes due 2022	545.9	545.1
5.375% senior subordinated notes due 2024	297.2	296.8
5.50% senior subordinated notes due 2026	494.4	493.7
3.75% senior subordinated notes due 2020	296.5	—
Australia capital loan agreement	39.0	—
Australia working capital loan agreement	—	24.7
Mortgage facilities	235.5	199.9
Other	35.4	26.1
Total long-term debt	$2,163.2	$1,877.1
Less: current portion	(72.8)	(48.3)
Net long-term debt	$2,090.4	$1,828.8

Scheduled maturities of long‑term debt for each of the next five years and thereafter are as follows:

2018	$72.8
2019	58.8
2020	487.0
2021	36.9
2022	576.1
2023 and thereafter	931.6
Total long-term debt reported	$2,163.2

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

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of December 31, 2017, we had $172.0 million of revolver borrowings outstanding under the U.S. credit agreement.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £150.0 million revolving credit agreement with the Royal Bank of Scotland plc (RBS) and BMW Financial Services (GB) Limited, and an additional demand overdraft line of credit with RBS (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes. The loans mature on the termination date of the facility, which is December 19, 2019. The revolving loans bear interest between defined LIBOR plus 1.35% and defined LIBOR plus 3.0% and the demand overdraft line of credit bears interest at the Bank of England Base Rate plus 1.75%. As of December 31, 2017, outstanding loans under the U.K. credit agreement amounted to £35.0 million ($47.3 million).

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

Australia Loan Agreements

Penske Commercial Vehicles Australia and Penske Power Systems, were previously party to a working capital loan agreement with Mercedes-Benz Financial Services Australia Pty Ltd with a capacity of AU $50.5 million. This agreement provided the lender with a secured interest in all assets of our commercial vehicle distribution business and bore interest at the Australian BBSW 30-day Bill Rate plus 2.7%.

In December 2017, PCV Australia and PPS replaced the above agreement with two facilities with Volkswagen Financial Services Australia Pty Limited representing a five-year AU $50.0 million capital loan and a one-year AU $50.0 million working capital loan. Both facilities are subject to annual extensions. These agreements each provide the lender with a secured interest in all assets of our commercial vehicle distribution business. The loans bear interest at the Australian BBSW 30-day Bill Rate plus 3.0%. Irrespective of the term of the agreements, both agreements provide the lender with the ability to call the loans on 90 days’ notice. These facilities are also guaranteed by our U.S. parent company up to AU $50.0 million. As of December 31, 2017, we had AU $50.0 million ($39.0 million) outstanding under the capital loan agreement and no amounts outstanding under the working capital loan agreement.

Mortgage Facilities

We are party to several mortgages that bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non‑payment of obligations, cross‑defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of December 31, 2017, we owed $235.5 million of principal under our mortgage facilities.

10. Derivatives and Hedging

Penske Commercial Vehicles Australia and Penske Power Systems sell vehicles, engines, parts and other products purchased from manufacturers in the U.S., Germany, and the U.K. In order to protect against exchange rate movements, Penske Commercial Vehicles Australia and Penske Power Systems enter into foreign exchange forward contracts against

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

anticipated cash flows. The contracts are timed to mature when major shipments are scheduled to arrive in Australia and when receipt of payment from customers is expected. We classify our foreign exchange forward contracts as cash flow hedges and state them at fair value. We used Level 2 inputs to estimate the fair value of the foreign exchange forward contracts. The fair value of the contracts designated as hedging instruments was estimated to be an asset of $0.2 million and an asset of $0.3 million as of December 31, 2017 and 2016, respectively.

11. Commitments and Contingent Liabilities

We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of December 31, 2017, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

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

Minimum future rental payments required under operating leases in effect as of December 31, 2017 are as follows:

2018	$237.4
2019	232.9
2020	229.3
2021	225.5
2022	219.6
2023 and thereafter	3,976.2
$5,120.9

Rent expense for the years ended December 31, 2017,  2016, and 2015 amounted to $225.4 million, $206.6 million, and $201.8 million, respectively.

We have sold a number of dealerships to third parties and, as a condition to certain of those sales, remain liable for the lease payments relating to the properties on which those businesses operate in the event of non‑payment by the buyer. We are also party to lease agreements on properties that we no longer use in our retail operations that we have sublet to third parties. We rely on subtenants to pay the rent and maintain the property at these locations. In the event the subtenant does not perform as expected, we may not be able to recover amounts owed to us and we could be required to fulfill these obligations. We believe we have made appropriate reserves relating to these locations. The aggregate rent paid by the tenants on those properties in 2017 was approximately $20.6 million and, in aggregate, we currently guarantee or are otherwise liable for approximately $200.1 million of these lease payments, including lease payments during available renewal periods.

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

We have $33.4 million of letters of credit outstanding as of December 31, 2017, and have posted $25.9 million of surety bonds in the ordinary course of business.

12. Related Party Transactions

We sometimes pay to and/or receive fees from Penske Corporation and its affiliates for services rendered in the normal course of business, or to reimburse payments made to third parties on each other’s behalf. These transactions are reviewed periodically by our Audit Committee and reflect the provider’s cost or an amount mutually agreed upon by both parties. During 2017, 2016, and 2015, Penske Corporation and its affiliates billed us $6.2 million, $6.9 million, and $6.7 million, respectively, and we billed Penske Corporation and its affiliates $159 thousand, $148 thousand, and $101 thousand, respectively, for such services. As of December 31, 2017 and 2016, we had $58 thousand and $98 thousand of receivables from, and $0.7 million and $0.8 million of payables to, Penske Corporation and its subsidiaries, respectively.

On September 7, 2017, we acquired an additional 5.5% ownership interest in PTL, a leading provider of transportation services and supply chain management, from GE Capital for approximately $239.1 million in cash. At the same time, Mitsui, our second largest shareholder, acquired an additional 10.0% ownership interest in PTL at the same valuation. After the transaction, PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui. GE Capital no longer owns any ownership interests in PTL. In connection with this transaction, the PTL partners agreed to amend and restate the existing partnership agreement among the partners, which among other things, provides us with specified partner distribution and governance rights and restricts our ability to transfer our interests. We and Mitsui were granted additional governance rights as part of the transaction. In addition, the partnership now has a six member advisory committee (previously seven member) and we continue to be entitled to one of the six representatives. We continue to have the right to pro rata quarterly distributions equal to 50% of PTL’s consolidated net income and we expect to continue to realize significant cash tax savings.

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

In 2017, 2016, and 2015, we received $52.4 million, $21.7 million, and $13.8 million, respectively, from PTL in pro rata cash dividends. In 2014, we formed a venture with PTL, Penske Commercial Leasing Australia. This venture combines PTL’s fleet operations expertise with our market knowledge of commercial vehicles to rent heavy-duty commercial vehicles in Australia. This venture is accounted for as an equity method investment as discussed in Note 2.

In December 2017, we sold our 31% ownership interest in Penske Vehicle Services, an automotive fleet management company, to PTL for a purchase price of $19.2 million. We previously accounted for this venture as an equity method investment.

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

Joint Venture Relationships

From time to time we enter into joint venture relationships in the ordinary course of business, pursuant to which we own and operate automotive dealerships together with other investors. We may also provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of December 31, 2017, our automotive joint venture relationships were as follows:

Location	Dealerships	Ownership Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Sprinter, Porsche	80.00	% (A) (B)
Greenwich, Connecticut	Mercedes-Benz	80.00	% (A) (B)
Northern Italy	BMW, MINI, Maserati, Porsche, Audi, Land Rover, Volvo	84.00	% (B)
Aachen, Germany	Audi, Maserati, SEAT, Skoda, Volkswagen	68.00	% (B) (D)
Frankfurt, Germany	Lexus, Toyota, Volkswagen	50.00	% (C)
Barcelona, Spain	BMW, MINI	50.00	% (C)
Tokyo, Japan	BMW, MINI, Rolls-Royce, Ferrari, ALPINA	49.00	% (C)

(a)	An entity controlled by one of our directors, Lucio A. Noto, owns a 20% interest in this joint venture.
(b)	Entity is consolidated in our financial statements.
(c)	Entity is accounted for using the equity method of accounting.
(d)	In February 2018, we acquired an additional 7.4% ownership interest in this joint venture and now own 75.4%.

Additionally, we are party to non-automotive joint ventures including our investments in Penske Commercial Leasing Australia (28%) and PTL (28.9%) that are accounted for under the equity method, as more fully discussed in Note 2.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

13. Stock‑Based Compensation

Key employees, outside directors, consultants and advisors of PAG are eligible to receive stock‑based compensation pursuant to the terms of our 2015 Equity Incentive Plan (the “2015 Plan”). This plan allows for the issuance of shares for stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other awards. The 2015 Plan is a five-year plan which allows for up to 4,000,000 awards of which 3,219,205 shares of common stock were available for grant as of December 31, 2017. Compensation expense related to our equity incentive plan was $16.0 million, $14.8 million, and $14.1 million during 2017, 2016, and 2015, respectively.

Restricted Stock

During 2017, 2016, and 2015, we granted 320,018, 316,486, and 295,148 shares, respectively, of restricted common stock and restricted stock units at no cost to participants under the plan. These awards provide the holder voting and dividend rights prior to vesting. The awards are subject to forfeiture and are non‑transferable, which restrictions generally lapse over a four year period from the grant date at a rate of 15%, 15%, 20% and 50% per year. We have determined that the grant date quoted market price of the underlying common stock is the appropriate measure of compensation cost. This cost is amortized as expense over the restriction period. As of December 31, 2017, there was $22.5 million of unrecognized compensation cost related to the restricted stock, which is expected to be recognized over the restricted period.

Presented below is a summary of the status of our restricted stock as of December 31, 2017 and 2016, and changes during the year ended December 31, 2017:

		Weighted Average	Aggregate
	Shares	Grant Date Fair Value	Intrinsic Value
December 31, 2016	919,193	$22.73
Granted	320,018	51.60
Vested	(328,253)	47.06
Forfeited	(11,484)	44.57
December 31, 2017	899,474	$46.59	$43.0

14. Equity

A summary of shares repurchased under our securities repurchase program, and shares acquired, is as follows:

	Year Ended December 31,
	2017	2016	2015
Shares repurchased (1)	302,000	4,512,325	854,313
Aggregate purchase price	$12.7	$167.9	$40.9
Average purchase price per share	$41.95	$37.21	$47.86

Shares acquired (2)	133,710	144,717	156,383
Aggregate purchase price	$5.8	$5.7	$8.0
Average purchase price per share	$43.28	$39.47	$51.05

(1)	Shares were repurchased under our securities repurchase program. As of December 31, 2017, we had $200.0 million in repurchase authorization under the repurchase program.
(2)	Shares were acquired from employees in connection with a net share settlement feature of employee equity awards.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

15. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and the reclassifications out of accumulated other comprehensive income (loss) during the years ended December 31, 2017,  2016, and 2015 attributable to Penske Automotive Group common stockholders follows:

			Accumulated
	Foreign		Other
	Currency		Comprehensive
	Translation	Other	Income (Loss)
Balance at January 1, 2015	$(51.7)	$(1.6)	$(53.3)
Other comprehensive income before reclassifications	(61.8)	(7.4)	(69.2)
Amounts reclassified from accumulated other comprehensive income — net of tax provision of $0.0	—	—	—
Net current-period other comprehensive income	(61.8)	(7.4)	(69.2)
Balance at December 31, 2015	$(113.5)	$(9.0)	$(122.5)
Other comprehensive income before reclassifications	(116.5)	(11.7)	(128.2)
Amounts reclassified from accumulated other comprehensive income — net of tax provision $0.0	—	—	—
Net current-period other comprehensive income	(116.5)	(11.7)	(128.2)
Balance at December 31, 2016	$(230.0)	$(20.7)	$(250.7)
Other comprehensive income before reclassifications	96.0	8.2	104.2
Amounts reclassified from accumulated other comprehensive income — net of tax provision of $0.0	—	—	—
Net current-period other comprehensive income	96.0	8.2	104.2
Balance at December 31, 2017	$(134.0)	$(12.5)	$(146.5)

16. Income Taxes

On December 22, 2017, the President of the United States signed into law P.L. 115-97, commonly referred to as the U.S. Tax Cuts and Jobs Act (the “Act”). The Act modifies several provisions of the Internal Revenue Code related to corporations, including a permanent corporate income tax rate reduction from 35% to 21%, effective January 1, 2018. The Act also significantly changes U.S. international tax laws for tax years beginning after December 31, 2017 and requires a one-time mandatory deemed repatriation of all cumulative post-1986 foreign earnings and profits of a U.S. shareholder’s foreign subsidiaries effective in 2017, the year of enactment.

As a result of the enacted legislation, we have assessed the impact of the changes to the U.S. income tax system, including but not limited to, adjustments to U.S. current and deferred taxes associated with the mandatory deemed repatriation of foreign undistributed earnings. We have estimated that our U.S. federal and state tax liability as a result of the transition tax on repatriation will be $54.8 million on a deemed repatriation of $992.7 million of foreign earnings and profits. The remeasurement of certain deferred tax assets and liabilities due to the corporate income tax rate reduction is estimated to provide an income tax benefit of $301.6 million. The total benefit recorded in 2017 as a result of the enactment of the Act was $243.4 million, consisting primarily of the deemed repatriation and revaluation of U.S. deferreds noted previously.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. SAB 118 provides a measurement period that should not extend beyond one year from the Act enactment date for companies to complete such income tax accounting under ASC 740. In accordance with SAB 118, we have analyzed and computed

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

the U.S. tax impact of the Act to the best of our ability with the information available at this time and consider our conclusions to be reasonable estimates. Additional information gathering and analysis will be required to refine our detailed computations. Any subsequent adjustments to our provisional estimates will be recorded to current tax expense in the quarter of 2018 when our analysis is considered final and complete.

We have considered and analyzed the applicability of any new international tax provisions of the Act effective for tax years after December 31, 2017. The global intangible low-taxed income (“GILTI”) provisions of the Act require a U.S. federal income tax return inclusion of annual foreign earnings in excess of a predetermined return on tangible assets of foreign corporations. FASB guidance released in relation to international tax provisions effective after December 31, 2017 considers multiple methods reasonable for income tax accounting purposes. We believe we will be subject to the GILTI provisions beginning in 2018 due to expense allocations required by the U.S. foreign tax credit rules. During the first quarter of 2018, we will adopt the method of accounting for GILTI inclusions as a period expense and therefore have not accrued any deferred taxes in relation to this provision in the 2017 consolidated financial statements.

Income from continuing operations before income taxes by geographic region was as follows:

	Year Ended December 31,
	2017	2016	2015
U.S.	$375.4	$316.7	$309.4
Non-U.S.	172.8	191.4	182.5
Income from continuing operations before income taxes	$548.2	$508.1	$491.9

Income taxes relating to income from continuing operations consisted of the following:

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$(3.5)	$(47.2)	$61.8
State and local	4.2	4.7	11.5
Foreign	43.2	41.0	40.1
Total current	$43.9	$(1.5)	$113.4
Deferred:
Federal	(150.5)	140.6	40.1
State and local	47.2	22.3	8.4
Foreign	(5.4)	(0.7)	(3.9)
Total deferred	$(108.7)	$162.2	$44.6
Income taxes	$(64.8)	$160.7	$158.0

Income taxes relating to income from continuing operations varied from the U.S. federal statutory income tax rate due to the following:

	Year Ended December 31,
	2017	2016	2015
Income taxes at federal statutory rate of 35%	$191.9	$177.8	$172.2
State and local income taxes, net of federal taxes	13.7	14.7	13.3
Non-U.S. income taxed at other rates	(25.2)	(26.8)	(27.4)
Revaluation of U.S. deferreds	(301.6)	—	—
Deemed mandatory repatriation	54.8	—	—
Other	1.6	(5.0)	(0.1)
Income taxes	$(64.8)	$160.7	$158.0

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

The components of deferred tax assets and liabilities as of December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
Deferred Tax Assets
Accrued liabilities	$53.6	$71.4
Net operating loss and credit carryforwards	131.0	32.4
Other	24.0	18.7
Total deferred tax assets	208.6	122.5
Valuation allowance	(36.6)	(17.2)
Net deferred tax assets	$172.0	$105.3
Deferred Tax Liabilities
Depreciation and amortization	(178.1)	(210.9)
Partnership investments	(469.5)	(448.1)
Convertible notes	(1.5)	(5.0)
Other	(4.4)	(5.9)
Total deferred tax liabilities	(653.5)	(669.9)
Net deferred tax liabilities	$(481.5)	$(564.6)

As a result of the deemed mandatory repatriation provisions in the Act discussed previously, we included an estimated $992.7 million of undistributed earnings in income subject to U.S. tax at reduced tax rates. We are not permanently reinvested to the extent of these previously taxed earnings, which may be distributed in the future. As of December 31, 2017, we have not provided U.S. federal income taxes on a total temporary difference of $138.7 million related to the excess of financial reporting basis over tax basis in our non-U.S. subsidiaries, as it is our position that we are permanently reinvested for this basis difference. Our U.K. subsidiary remains permanently reinvested in its non-U.K. subsidiaries. Therefore, we have not recognized any additional deferred tax liabilities related to our investments in non-U.S. subsidiaries.

As of December 31, 2017, we have $504.7 million of state net operating loss carryforwards in the U.S. that expire at various dates beginning in 2018 through 2037, U.S. federal and state credit carryforwards of $7.8 million that will not expire, a U.S. foreign tax credit carryforward of $81.7 million that will expire in 2027, U.K. capital loss carryforwards of $5.1 million that will not expire, German net operating loss carryforwards of $27.0 million that will not expire, Australian net operating loss carryforwards of $15.3 million that will not expire, Canadian net operating loss carryforwards of $0.5 million that will not expire, New Zealand net operating loss carryforwards of $2.1 million that will not expire, and Italian net operating loss carryforwards of $0.1 million that will not expire. The Company generated $248.5 million of state net operating loss carryforwards in the U.S. in 2017.

A valuation allowance of $1.0 million has been recorded against the state net operating loss carryforwards in the U.S., a valuation allowance of $0.4 million has been recorded against the state credit carryforwards in the U.S., and a valuation allowance of $17.5 million has been recorded against the U.S. foreign tax credit carryforward as of December 31, 2017. A valuation allowance of $9.6 million has been recorded against German net operating losses and other deferred tax assets as of December 31, 2017. A valuation allowance of $8.1 million has been recorded against U.K. deferred tax assets related to buildings as of December 31, 2017.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Generally accepted accounting principles relating to uncertain income tax positions prescribe a minimum recognition threshold a tax position is required to meet before being recognized, and provides guidance on the derecognition, measurement, classification, and disclosure relating to income taxes. The movement in uncertain tax positions for the years ended December 31, 2017, 2016, and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015
Uncertain tax positions — January 1	$3.4	$12.8	$13.1
Gross increase — tax position in prior periods	0.2	0.2	0.2
Gross decrease — tax position in prior periods	(0.1)	(0.3)	—
Gross increase — current period tax position	—	—	—
Settlements	—	(7.8)	—
Lapse in statute of limitations	—	—	—
Foreign exchange	—	(1.5)	(0.5)
Uncertain tax positions — December 31	$3.5	$3.4	$12.8

We have elected to include interest and penalties in our income tax expense. The total interest and penalties included within uncertain tax positions at December 31, 2017 was $2.2 million. We do not expect a significant change to the amount of uncertain tax positions within the next twelve months. Our U.S. federal returns remain open to examination for 2014 through 2016 and various U.S. state jurisdictions are open for periods ranging from 2010 through 2016. The portion of the total amount of uncertain tax positions as of December 31, 2017 that would, if recognized, impact the effective tax rate was $3.5 million.

We have classified our tax reserves as a long‑term obligation on the basis that management does not expect to make payments relating to those reserves within the next twelve months.

As a result of our acquisition of the remaining ownership interests of Premier Truck Group in April 2016, bringing our total ownership interest to 100%, the partnership entity was liquidated, thereby yielding an adjustment to the tax basis of this investment. The result was an elimination of $5.1 million of deferred tax liabilities, which reduced income tax expense by the same amount in 2016.

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

	Retail	Retail Commercial		Non-Automotive	Intersegment
	Automotive	Truck	Other	Investments	Elimination	Total
Revenues
2017	$19,824.3	$1,048.0	$514.6	$—	$—	$21,386.9
2016	18,673.2	1,000.7	448.5	—	(3.9)	20,118.5
2015	17,896.3	944.1	446.4	—	(1.9)	19,284.9
Floor plan interest expense
2017	$59.4	$2.7	$1.3	$—	$—	$63.4
2016	47.1	2.9	0.9	—	—	50.9
2015	41.3	2.0	1.2	—	—	44.5
Other interest expense
2017	$95.0	$3.4	$9.0	$—	$—	$107.4
2016	74.8	4.1	6.5	—	—	85.4
2015	56.8	3.8	8.8	—	—	69.4
Depreciation
2017	$85.7	$4.1	$5.3	$—	$—	$95.1
2016	81.7	3.2	4.8	—	—	89.7
2015	71.3	2.0	4.7	—	—	78.0
Equity in earnings of affiliates
2017	$4.6	$—	$—	$103.0	$—	$107.6
2016	4.9	—	—	64.6	—	69.5
2015	4.4	—	—	34.9	—	39.3
Adjusted segment income
2017	$397.2	$38.4	$9.6	$103.0	$—	$548.2
2016	412.9	26.2	4.4	64.6	—	508.1
2015	420.4	35.4	1.2	34.9	—	491.9

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Total assets, equity method investments, and capital expenditures by reportable segment are as set forth in the table below:

	Retail	Retail Commercial		Non-Automotive	Intersegment
	Automotive	Truck	Other	Investments	Elimination	Total
Total assets
2017	$8,157.0	$553.4	$642.1	$1,188.1	$—	$10,540.6
2016	7,011.5	489.1	497.6	834.8	—	8,833.0
Equity method investments
2017	$68.5	$—	$—	$1,188.1	$—	$1,256.6
2016	58.6	—	—	834.8	—	893.4
Capital expenditures
2017	$237.8	$6.4	$2.8	$—	$—	$247.0
2016	195.6	3.3	4.2	—	—	203.1
2015	187.7	4.5	7.3	—	—	199.5

The following table presents certain data by geographic area:

	Year Ended December 31,
	2017	2016	2015
Revenue from external customers:
U.S.	$12,487.2	$12,005.9	$11,806.9
Non-U.S.	8,899.7	8,112.6	7,478.0
Total revenue from external customers	$21,386.9	$20,118.5	$19,284.9
Long-lived assets, net:
U.S.	$2,268.1	$1,847.3
Non-U.S.	1,111.5	880.9
Total long-lived assets	$3,379.6	$2,728.2

The Company’s non-U.S. operations are predominantly based in the U.K.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

The following tables present our revenue from external customers by product type for our Retail Automotive and Retail Commercial Truck segments:

	Year Ended December 31,
Retail Automotive Dealership Revenue	2017	2016	2015
New vehicle	$9,678.5	$9,547.1	$9,208.9
Used vehicle	6,386.8	5,663.7	5,425.5
Finance and insurance, net	581.8	495.0	478.3
Service and parts	2,057.5	1,948.6	1,830.7
Fleet and wholesale	1,119.7	1,018.8	952.9
Total retail automotive dealership revenue	$19,824.3	$18,673.2	$17,896.3

	Year Ended December 31,
Retail Commercial Truck Dealership Revenue	2017	2016	2015
New truck	$613.2	$625.5	$572.5
Used truck	89.4	51.8	58.7
Finance and insurance, net	9.0	7.3	6.7
Service and parts	325.6	306.0	286.0
Lease, rental and wholesale	10.8	10.1	20.2
Total retail commercial truck dealership revenue	$1,048.0	$1,000.7	$944.1

18. Summary of Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2017 (1)(2)
Total revenues	$5,081.1	$5,383.4	$5,524.4	$5,398.0
Gross profit	774.3	817.3	822.6	808.3
Net income	83.0	106.9	94.3	328.6
Net income attributable to Penske Automotive Group common stockholders	82.6	106.2	94.4	330.1
Diluted earnings per share attributable to Penske Automotive Group common stockholders	$0.96	$1.23	$1.10	$3.85
2016 (1)(2)
Total revenues	$4,824.6	$5,254.1	$5,152.0	$4,887.8
Gross profit	723.8	771.3	744.2	727.3
Net income	80.2	95.0	88.5	82.7
Net income attributable to Penske Automotive Group common stockholders	79.3	93.5	87.5	82.6
Diluted earnings per share attributable to Penske Automotive Group common stockholders	$0.90	$1.10	$1.03	$0.97

(1)	As discussed in Note 4, we have treated the operations of certain entities as discontinued operations. The results for all periods have been restated to reflect such treatment.
(2)	Per share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year per share amounts due to rounding.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

19. Condensed Consolidating Financial Information

The following tables include condensed consolidating financial information as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016, and 2015 for Penske Automotive Group, Inc. (as the issuer of the 5.75% Notes, the 5.375% Notes, the 5.50% Notes, and the 3.75% Notes), guarantor subsidiaries, and non-guarantor subsidiaries (primarily representing non-U.S. entities). Guarantor subsidiaries are directly or indirectly 100% owned by PAG, and the guarantees are full and unconditional, and joint and several. The guarantees may be released under certain circumstances upon resale, or transfer by us of the stock of the related guarantor or all or substantially all of the assets of the guarantor to a non-affiliate.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2017

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Cash and cash equivalents	$45.7	$—	$—	$14.8	$30.9
Accounts receivable, net	954.9	(463.6)	463.6	523.8	431.1
Inventories	3,944.1	—	—	1,935.0	2,009.1
Other current assets	81.8	—	7.3	16.8	57.7
Assets held for sale	—	—	—	—	—
Total current assets	5,026.5	(463.6)	470.9	2,490.4	2,528.8
Property and equipment, net	2,108.6	—	3.3	1,032.9	1,072.4
Intangible assets	2,134.5	—	—	1,334.6	799.9
Equity method investments	1,256.6	—	1,186.9	—	69.7
Other long-term assets	14.4	(2,772.7)	2,777.8	4.6	4.7
Total assets	$10,540.6	$(3,236.3)	$4,438.9	$4,862.5	$4,475.5
Floor plan notes payable	$2,343.2	$—	$—	$1,272.4	$1,070.8
Floor plan notes payable — non-trade	1,418.6	—	196.6	601.9	620.1
Accounts payable	641.6	—	3.9	194.4	443.3
Accrued expenses	523.5	(463.6)	1.0	165.2	820.9
Current portion of long-term debt	72.8	—	—	5.5	67.3
Liabilities held for sale	0.7	—	—	0.7	—
Total current liabilities	5,000.4	(463.6)	201.5	2,240.1	3,022.4
Long-term debt	2,090.4	(150.2)	1,809.4	191.6	239.6
Deferred tax liabilities	481.5	—	—	480.1	1.4
Other long-term liabilities	540.3	—	—	64.7	475.6
Total liabilities	8,112.6	(613.8)	2,010.9	2,976.5	3,739.0
Total equity	2,428.0	(2,622.5)	2,428.0	1,886.0	736.5
Total liabilities and equity	$10,540.6	$(3,236.3)	$4,438.9	$4,862.5	$4,475.5

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

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2017

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Revenues	$21,386.9	$—	$—	$11,825.9	$9,561.0
Cost of sales	18,164.4	—	—	9,945.0	8,219.4
Gross profit	3,222.5	—	—	1,880.9	1,341.6
Selling, general and administrative expenses	2,516.0	—	24.5	1,393.3	1,098.2
Depreciation	95.1	—	1.6	53.1	40.4
Operating income	611.4	—	(26.1)	434.5	203.0
Floor plan interest expense	(63.4)	—	(4.9)	(38.5)	(20.0)
Other interest expense	(107.4)	—	(73.5)	(8.9)	(25.0)
Equity in earnings of affiliates	107.6	—	102.8	—	4.8
Equity in earnings of subsidiaries	—	(550.6)	550.6	—	—
Income from continuing operations before income taxes	548.2	(550.6)	548.9	387.1	162.8
Income taxes	64.8	(64.8)	64.8	95.5	(30.7)
Income from continuing operations	613.0	(615.4)	613.7	482.6	132.1
(Loss) income from discontinued operations, net of tax	(0.2)	0.2	(0.2)	(0.2)	—
Net income	612.8	(615.2)	613.5	482.4	132.1
Other comprehensive income (loss), net of tax	107.4	(97.5)	107.4	—	97.5
Comprehensive income	720.2	(712.7)	720.9	482.4	229.6
Less: Comprehensive income attributable to non-controlling interests	2.7	(3.2)	3.2	—	2.7
Comprehensive income attributable to Penske Automotive Group common stockholders	$717.5	$(709.5)	$717.7	$482.4	$226.9

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

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2017

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group	Subsidiaries	Subsidiaries
Net cash provided by (used in) continuing operating activities	$623.0	$(46.8)	$643.3	$26.5
Investing activities:
Purchase of equipment and improvements	(247.0)	(3.2)	(138.0)	(105.8)
Proceeds from sale-leaseback transactions	22.2	—	—	22.2
Acquisition of additional ownership interest in Penske Truck Leasing	(239.1)	(239.1)	—	—
Acquisitions, net	(449.7)	—	(334.5)	(115.2)
Other	(15.1)	(40.0)	9.0	15.9
Net cash used in continuing investing activities	(928.7)	(282.3)	(463.5)	(182.9)
Financing activities:
Issuance of 3.75% senior subordinated notes	300.0	300.0	—	—
Net (repayments) borrowings of long-term debt	(26.0)	(68.0)	6.4	35.6
Net borrowings of floor plan notes payable — non-trade	185.3	40.6	4.8	139.9
Payment of debt issuance costs	(4.0)	(4.0)	—	—
Repurchases of common stock	(18.5)	(18.5)	—	—
Dividends	(108.4)	(108.4)	—	—
Other	(5.8)	(5.8)	—	—
Distributions from (to) parent	—	193.2	(188.3)	(4.9)
Net cash provided by (used in) continuing financing activities	322.6	329.1	(177.1)	170.6
Net cash provided by discontinued operations	2.7	—	2.7	—
Effect of exchange rate changes on cash and cash equivalents	2.1	—	—	2.1
Net change in cash and cash equivalents	21.7	—	5.4	16.3
Cash and cash equivalents, beginning of period	24.0	—	9.4	14.6
Cash and cash equivalents, end of period	$45.7	$—	$14.8	$30.9

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2016

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group	Subsidiaries	Subsidiaries
Net cash provided by (used in) continuing operating activities	$371.3	$(31.6)	$52.1	$350.8
Investing activities:
Purchase of equipment and improvements	(203.1)	(1.0)	(126.6)	(75.5)
Acquisition of additional ownership interest in Penske Truck Leasing	(498.5)	(498.5)	—	—
Acquisitions, net	(140.8)	—	—	(140.8)
Other	5.7	—	17.0	(11.3)
Net cash used in continuing investing activities	(836.7)	(499.5)	(109.6)	(227.6)
Financing activities:
Issuance of 5.50% senior subordinated notes	500.0	500.0	—	—
Net borrowings of long-term debt	122.9	80.0	21.6	21.3
Net borrowings (repayments) of floor plan notes payable — non-trade	101.0	1.3	270.8	(171.1)
Payment of debt issuance costs	(6.7)	(6.7)	—	—
Repurchases of common stock	(173.6)	(173.6)	—	—
Dividends	(95.1)	(95.1)	—	—
Other	(15.5)	(5.8)	—	(9.7)
Distributions from (to) parent	—	231.0	(226.2)	(4.8)
Net cash provided by (used in) continuing financing activities	433.0	531.1	66.2	(164.3)
Net cash provided by discontinued operations	3.1	—	0.7	2.4
Effect of exchange rate changes on cash and cash equivalents	(9.1)	—	—	(9.1)
Net change in cash and cash equivalents	(38.4)	—	9.4	(47.8)
Cash and cash equivalents, beginning of period	62.4	—	—	62.4
Cash and cash equivalents, end of period	$24.0	$—	$9.4	$14.6

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2015

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group	Subsidiaries	Subsidiaries
Net cash provided by continuing operating activities	$397.8	$1.4	$230.3	$166.1
Investing activities:
Purchase of equipment and improvements	(199.5)	(1.3)	(119.7)	(78.5)
Acquisitions, net	(156.9)	—	(93.2)	(63.7)
Other	4.7	—	—	4.7
Net cash used in continuing investing activities	(351.7)	(1.3)	(212.9)	(137.5)
Financing activities:
Net (repayments) borrowings of long-term debt	(62.1)	72.0	(4.9)	(129.2)
Net borrowings (repayments) of floor plan notes payable — non-trade	154.2	67.9	(58.3)	144.6
Payment of debt issuance costs	(1.8)	—	—	(1.8)
Repurchases of common stock	(48.9)	(48.9)	—	—
Dividends	(84.8)	(84.8)	—	—
Other	(12.2)	(6.3)	—	(5.9)
Distributions from (to) parent	—	—	8.8	(8.8)
Net cash used in continuing financing activities	(55.6)	(0.1)	(54.4)	(1.1)
Net cash provided by discontinued operations	37.0	—	37.0	—
Effect of exchange rate changes on cash and cash equivalents	(1.4)	—	—	(1.4)
Net change in cash and cash equivalents	26.1	—	—	26.1
Cash and cash equivalents, beginning of period	36.3	—	—	36.3
Cash and cash equivalents, end of period	$62.4	$—	$—	$62.4

Schedule II

PENSKE AUTOMOTIVE GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In millions)

	Balance at		Deductions,	Balance
	Beginning		Recoveries,	at End
Description	of Year	Additions	& Other	of Year
Year Ended December 31, 2017
Allowance for doubtful accounts	$4.5	$2.5	$(1.5)	$5.5
Tax valuation allowance	17.2	21.5	(2.1)	36.6
Year Ended December 31, 2016
Allowance for doubtful accounts	$4.2	$2.8	$(2.5)	$4.5
Tax valuation allowance	17.3	2.1	(2.2)	17.2
Year Ended December 31, 2015
Allowance for doubtful accounts	$3.5	$1.7	$(1.0)	$4.2
Tax valuation allowance	18.2	0.3	(1.2)	17.3