Form 10-Q
period 2018-03-31
PENSKE AUTOMOTIVE GROUP, INC.
filed 2018-04-27
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of April 23, 2018, there were 84,975,160 shares of voting common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
	(In millions, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$52.8	$45.7
Accounts receivable, net of allowance for doubtful accounts of $5.0 and $5.5	1,035.4	954.9
Inventories	3,972.2	3,944.1
Other current assets	105.0	81.8
Total current assets	5,165.4	5,026.5
Property and equipment, net	2,173.5	2,108.6
Goodwill	1,731.8	1,660.5
Other indefinite-lived intangible assets	481.4	474.0
Equity method investments	1,276.2	1,256.6
Other long-term assets	14.7	14.4
Total assets	$10,843.0	$10,540.6
LIABILITIES AND EQUITY
Floor plan notes payable	$2,355.6	$2,343.2
Floor plan notes payable — non-trade	1,413.8	1,418.6
Accounts payable	720.5	641.6
Accrued expenses	563.9	523.5
Current portion of long-term debt	84.3	72.8
Liabilities held for sale	0.7	0.7
Total current liabilities	5,138.8	5,000.4
Long-term debt	2,136.9	2,090.4
Deferred tax liabilities	505.5	481.5
Other long-term liabilities	567.4	540.3
Total liabilities	8,348.6	8,112.6
Commitments and contingent liabilities (Note 9)
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 84,975,410 shares issued and outstanding at March 31, 2018; 85,787,507 shares issued and outstanding at December 31, 2017	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	485.2	532.3
Retained earnings	2,094.9	2,009.4
Accumulated other comprehensive income (loss)	(114.7)	(146.5)
Total Penske Automotive Group stockholders’ equity	2,465.4	2,395.2
Non-controlling interest	29.0	32.8
Total equity	2,494.4	2,428.0
Total liabilities and equity	$10,843.0	$10,540.6

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2018	2017
	(Unaudited)
	(In millions, except per share amounts)
Revenue:
Retail automotive dealership	$5,296.0	$4,756.4
Retail commercial truck dealership	292.4	211.7
Commercial vehicle distribution and other	158.5	113.0
Total revenues	5,746.9	5,081.1
Cost of sales:
Retail automotive dealership	4,517.7	4,048.1
Retail commercial truck dealership	245.8	175.3
Commercial vehicle distribution and other	119.0	83.4
Total cost of sales	4,882.5	4,306.8
Gross profit	864.4	774.3
Selling, general and administrative expenses	663.1	601.7
Depreciation	25.6	22.4
Operating income	175.7	150.2
Floor plan interest expense	(18.9)	(13.7)
Other interest expense	(29.8)	(25.0)
Equity in earnings of affiliates	17.3	13.2
Income from continuing operations before income taxes	144.3	124.7
Income taxes	(36.6)	(41.1)
Income from continuing operations	107.7	83.6
Income (loss) from discontinued operations, net of tax	0.1	(0.6)
Net income	107.8	83.0
Less: (Loss) income attributable to non-controlling interests	(0.3)	0.4
Net income attributable to Penske Automotive Group common stockholders	$108.1	$82.6
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$1.26	$0.97
Discontinued operations	0.00	(0.01)
Net income attributable to Penske Automotive Group common stockholders	$1.26	$0.96
Shares used in determining basic earnings per share	86.0	85.6
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$1.26	$0.97
Discontinued operations	0.00	(0.01)
Net income attributable to Penske Automotive Group common stockholders	$1.26	$0.96
Shares used in determining diluted earnings per share	86.0	85.6
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$107.7	$83.6
Less: (Loss) income attributable to non-controlling interests	(0.3)	0.4
Income from continuing operations, net of tax	108.0	83.2
Income (loss) from discontinued operations, net of tax	0.1	(0.6)
Net income attributable to Penske Automotive Group common stockholders	$108.1	$82.6
Cash dividends per share	$0.34	$0.30

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2018	2017
	(Unaudited)
	(In millions)
Net income	$107.8	$83.0
Other comprehensive income:
Foreign currency translation adjustment	30.7	24.7
Other adjustments to comprehensive income, net	1.1	1.4
Other comprehensive income, net of tax	31.8	26.1
Comprehensive income	139.6	109.1
Less: Comprehensive (loss) income attributable to non-controlling interests	(0.3)	0.8
Comprehensive income attributable to Penske Automotive Group common stockholders	$139.9	$108.3

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2018	2017
	(Unaudited)
	(In millions)
Operating Activities:
Net income	$107.8	$83.0
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	25.6	22.4
Earnings of equity method investments	(17.3)	(13.2)
(Income) loss from discontinued operations, net of tax	(0.1)	0.6
Deferred income taxes	23.7	42.5
Changes in operating assets and liabilities:
Accounts receivable	(76.7)	33.5
Inventories	9.2	(52.5)
Floor plan notes payable	20.9	20.4
Accounts payable and accrued expenses	108.8	86.0
Other	(27.1)	(24.1)
Net cash provided by continuing operating activities	174.8	198.6
Investing Activities:
Purchase of equipment and improvements	(64.7)	(36.9)
Proceeds from sale of dealerships	58.4	9.0
Acquisitions net, including repayment of sellers’ floor plan notes payable of $25.8 and $81.2, respectively	(156.5)	(314.2)
Other	(6.3)	—
Net cash used in continuing investing activities	(169.1)	(342.1)
Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	396.0	523.0
Repayments under U.S. credit agreement revolving credit line	(440.0)	(476.0)
Net borrowings of other long-term debt	128.6	106.1
Net (repayments) borrowings of floor plan notes payable — non-trade	(4.8)	63.0
Repurchases of common stock	(50.0)	(2.7)
Dividends	(29.2)	(25.6)
Net cash provided by continuing financing activities	0.6	187.8
Discontinued operations:
Net cash provided by (used in) discontinued operating activities	0.1	(7.0)
Net cash provided by discontinued investing activities	—	9.7
Net cash used in discontinued financing activities	—	(0.2)
Net cash provided by discontinued operations	0.1	2.5
Effect of exchange rate changes on cash and cash equivalents	0.7	1.4
Net change in cash and cash equivalents	7.1	48.2
Cash and cash equivalents, beginning of period	45.7	24.0
Cash and cash equivalents, end of period	$52.8	$72.2
Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest	$32.4	$20.3
Income taxes	6.4	(8.4)
Seller financed/assumed debt	—	3.8
Non cash activities:
Deferred consideration	$12.0	$—
Consideration transferred through common stock issuance	—	32.4
Contingent consideration	—	20.0

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF EQUITY

					Accumulated	Total
	Common Stock		Additional		Other	Penske
	Issued		Paid-in	Retained	Comprehensive	Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity
	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2017	85,787,507	$—	$532.3	$2,009.4	$(146.5)	$2,395.2	$32.8	$2,428.0
Adoption of ASC 606 (Note 1)	—	—	—	6.6	—	6.6	—	6.6
Equity compensation	320,919	—	4.5	—	—	4.5	—	4.5
Repurchases of common stock	(1,133,016)	—	(50.0)	—	—	(50.0)	—	(50.0)
Dividends	—	—	—	(29.2)	—	(29.2)	—	(29.2)
Purchase of subsidiary shares from non-controlling interest	—	—	(1.4)	—	—	(1.4)	(3.1)	(4.5)
Distributions to non-controlling interest	—	—	—	—	—	—	(0.1)	(0.1)
Foreign currency translation	—	—	—	—	30.7	30.7	—	30.7
Other	—	—	(0.2)	—	1.1	0.9	(0.3)	0.6
Net income	—	—	—	108.1	—	108.1	(0.3)	107.8
Balance, March 31, 2018	84,975,410	$—	$485.2	$2,094.9	$(114.7)	$2,465.4	$29.0	$2,494.4

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

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $19.8 billion in total retail automotive dealership revenue we generated in 2017. As of March 31, 2018, we operated 342 retail automotive franchises, of which 151 franchises are located in the U.S. and 191 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the three months ended March 31, 2018, we retailed and wholesaled more than 162,000 vehicles. We are diversified geographically, with 52% of our total retail automotive dealership revenues in the three months ended March 31, 2018 generated in the U.S. and Puerto Rico and 48% generated outside the U.S. We offer over 40 vehicle brands, with 70% of our retail automotive dealership revenue in the three months ended March 31, 2018 generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products. We operate our franchised dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry.

We operate fourteen stand-alone used vehicle dealerships in the U.S. and the U.K. We acquired CarSense in the U.S. and CarShop in the U.K. in the first quarter of 2017 and acquired The Car People in the U.K. in January 2018. Our CarSense operations in the U.S. consist of five locations operating in the Philadelphia and Pittsburgh, Pennsylvania market areas, including southern New Jersey. Our CarShop operations in the U.K. consist of five retail locations and a vehicle preparation center operating principally throughout Southern England. The Car People operations in the U.K. consist of four retail locations operating across Northern England, which complements CarShop’s locations principally in Southern England.

During the three months ended March 31, 2018, we acquired four retail automotive franchises and disposed of five retail automotive franchises. The four retail automotive franchises acquired are located in Italy and represent the Mercedes-Benz and smart brands.

Retail Commercial Truck Dealership. We operate a heavy and medium-duty truck dealership group known as Premier Truck Group (“PTG”) with locations in Texas, Oklahoma, Tennessee, Georgia, and Canada. As of March 31, 2018, PTG operated twenty locations, including fourteen full-service dealerships and six collision centers, offering primarily Freightliner and Western Star branded trucks. PTG also offers a full range of used trucks available for sale as well as service and parts departments, providing a full range of maintenance and repair services.

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

We are also a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Allison Transmission and MTU Onsite Energy. This business, known as Penske Power Systems (“PPS”), offers products across the on- and off-highway markets in Australia, New Zealand and portions of the Pacific and supports full parts and aftersales service through a network of branches, field locations and dealers across the region. The on-highway portion of this business complements our PCV Australia distribution business, including integrated operations at retail locations selling PCV brands.

Penske Truck Leasing. We currently hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation services and supply chain management. PTL is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental and contract maintenance, along with logistic services such as dedicated contract carriage, distribution center management, transportation management and lead logistics provider. On September 7, 2017, we acquired an additional 5.5% ownership interest in PTL from subsidiaries of GE Capital Global Holdings, LLC (collectively, “GE Capital”) for approximately $239.1 million in cash. Prior to this acquisition, we held a 23.4% ownership interest in PTL. PTL is currently owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. (“Mitsui”). GE Capital no longer owns any ownership interests in PTL. We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of March 31, 2018 and December 31, 2017 and for the three month periods ended March 31, 2018 and 2017 is unaudited, but includes all adjustments which our management believes to be necessary for the fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2017, which are included as part of our Annual Report on Form 10-K.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounts requiring the use of significant estimates include accounts receivable, inventories, income taxes, intangible assets and certain reserves.

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

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.75% senior subordinated notes due 2022	$546.2	$561.2	$545.9	$562.3
5.375% senior subordinated notes due 2024	297.3	298.1	297.2	300.2
5.50% senior subordinated notes due 2026	494.6	484.6	494.4	505.0
3.75% senior subordinated notes due 2020	296.8	295.1	296.5	301.7
Mortgage facilities	214.4	210.0	235.5	233.4

Assets Held for Sale and Discontinued Operations

We had no entities newly classified as held for sale during the three months ended March 31, 2018 or 2017 that met the criteria to be classified as discontinued operations. The financial information for entities that were classified as discontinued operations prior to adoption of Accounting Standards Update No. 2014-08 are included in “Income (loss) from discontinued operations” in the accompanying consolidated condensed statements of income and “Liabilities held for sale” in the accompanying consolidated condensed balance sheets for all periods presented.

 Disposals

During the three months ended March 31, 2018, we disposed of five retail automotive franchises. The results of operations for these businesses are included within continuing operations for the three months ended March 31, 2018 and 2017, as these franchises did not meet the criteria to be classified as held for sale and treated as discontinued operations.

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

The U.S. Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017. The Act modifies several provisions of the Internal Revenue Code related to corporations, including a permanent corporate income tax rate reduction from 35% to 21%, effective January 1, 2018. The Act also significantly changes international tax laws for tax years beginning after December 31, 2017 and requires a one-time mandatory deemed repatriation of all cumulative post-1986 foreign earnings and profits of a U.S. shareholder’s foreign subsidiaries, which we recognized in 2017, the year of enactment.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. SAB 118 provides a measurement period that should not extend beyond one year from the Act enactment date for companies to complete such income tax accounting under ASC 740. In accordance with SAB 118, we have analyzed and computed the U.S. tax impact of the Act to the best of our ability with the information available at this time and consider our conclusions to be reasonable estimates. Additional information gathering and analysis will be required to refine our detailed computations, primarily related to the earnings and profits and related foreign tax credits for the most recent tax year ended December 31, 2017. Any subsequent adjustments to our provisional estimates will be recorded to current tax expense or deferred tax expense (for foreign tax credit carryovers) in the quarter of 2018 when our analysis is considered final and complete. No adjustments were recorded during the first quarter of 2018.

We have considered and analyzed the applicability of the global intangible low-taxed income (“GILTI”) provisions of the Act beginning in 2018 and its effect on our annualized effective tax rate for 2018. The effect of the GILTI inclusions on the 2018 annualized effective tax rate was not material. We have adopted the method of accounting for GILTI inclusions as a period expense and therefore have not accrued any deferred taxes in relation to this provision in the first quarter of 2018 or in the 2017 consolidated financial statements.

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The FASB also issued additional ASUs containing various updates to Topic 606 which are to be adopted along with ASU 2014-09 (collectively, “the new revenue recognition standard,” “ASC 606”). ASC 606 supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition.” In accordance with the new revenue recognition standard, an entity recognizes revenue when it transfers promised goods or services to customers using a five-step model that requires entities to exercise judgment when considering the terms of contracts with customers. For public companies, the new revenue recognition standard is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Entities may adopt the new guidance retrospectively to each prior reporting period presented under a full retrospective approach, or as a cumulative-effect adjustment as of the date of adoption under a modified retrospective approach. We adopted ASC 606 on January 1, 2018 using the modified retrospective approach to contracts not completed as of the date of adoption, with no restatement of comparative periods, and a cumulative-effect adjustment to retained earnings recognized as of the date of adoption.

As part of the adoption of ASC 606, we performed an assessment of the impact the new revenue recognition standard would have on our consolidated financial statements. Our assessment also considered required changes in internal controls resulting from the adoption of the new revenue recognition standard. Although new controls have been implemented as a result of the adoption, such changes were not deemed material. A summary of the impact of the adoption of ASC 606 on our consolidated financial statements is included below.

For our Retail Automotive and Retail Commercial Truck reportable segments, under legacy guidance we recognized revenues at a point in time upon meeting relevant revenue recognition criteria. Under ASC 606, the timing of revenue recognition for our service, parts and collision revenue stream changed, as we concluded that performance obligations for service and collision work are satisfied over time under the new revenue recognition standard. All other revenue streams for these businesses continue to be recognized at a point in time, and our performance obligations and revenue recognition timing and practices are substantially similar to how revenues were recorded under legacy guidance.

For our Other reportable segment consisting primarily of our businesses in Australia and New Zealand, Penske Commercial Vehicles Australia and Penske Power Systems, under legacy guidance we recognized revenues for vehicles, engines, parts, and services at a point in time upon meeting relevant revenue recognition criteria. For our long-term power generation contracts at Penske Power Systems, we recognized revenues using the percentage of completion method in accordance with contract milestones. Under ASC 606, the timing of revenue recognition for the service and parts revenue stream for PCV Australia and PPS changed, as we concluded that performance obligations for service work are satisfied over time under the new revenue recognition standard. For revenues previously recognized using the percentage of completion method, these revenues are recognized as performance obligations are satisfied over time, consistent with the timing of recognition under legacy guidance, but are now recognized using an output method, which measures the value to the customer of the goods or services transferred to date relative to the remaining goods or services promised. All other revenue streams for these businesses continue to be recognized at a point in time, and our performance obligations and revenue recognition timing and practices are substantially similar to how revenues were recorded under legacy guidance.

See Note 2 “Revenues” for additional disclosures in accordance with the new revenue recognition standard.

The adoption of the new revenue recognition standard resulted in a net, after-tax cumulative effect adjustment to retained earnings of approximately $6.6 million as of January 1, 2018. The details of this adjustment are summarized below.

	Balance at	Adjustments Due	Balance at
	December 31, 2017	to ASC 606	January 1, 2018
Assets
Accounts receivable	$954.9	$22.4	$977.3
Inventories	3,944.1	(13.4)	3,930.7

Liabilities and Equity
Accrued expenses	$523.5	$0.1	$523.6
Deferred tax liabilities	481.5	2.3	483.8
Retained earnings	2,009.4	6.6	2,016.0

The following tables summarize the impact of the adoption of ASC 606 on our consolidated condensed statement of income and consolidated condensed balance sheet for the three months ended and as of March 31, 2018:

	For the Three Months Ended March 31, 2018
Statement of Income	As	Without Adoption	Impact of Adoption
	Reported	of ASC 606	of ASC 606
Revenue:
Retail automotive dealership	$5,296.0	$5,295.5	$0.5
Retail commercial truck dealership	292.4	291.5	0.9
Commercial vehicle distribution and other	158.5	157.0	1.5

Cost of sales:
Retail automotive dealership	4,517.7	4,517.1	0.6
Retail commercial truck dealership	245.8	245.3	0.5
Commercial vehicle distribution and other	119.0	117.8	1.2

Gross profit	864.4	863.8	0.6
Income taxes	(36.6)	(36.4)	0.2
Net income	107.8	107.4	0.4

	March 31, 2018
Balance Sheet	As	Without Adoption	Impact of ASC 606
	Reported	of ASC 606	Adoption
Assets
Accounts receivable	$1,035.4	$1,010.1	$25.3
Inventories	3,972.2	3,987.9	(15.7)

Liabilities and Equity
Accrued expenses	$563.9	$563.8	$0.1
Deferred tax liabilities	505.5	503.0	2.5
Retained earnings	2,094.9	2,087.9	7.0

Accounting for Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under this new guidance, a company will now recognize most leases on its balance sheet as lease liabilities with corresponding right-of-use assets. For public companies, this ASU is effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods, with early adoption permitted. We intend to adopt this ASU on January 1, 2019. The amendments from this update are to be applied using a modified retrospective approach. The adoption of this ASU will result in a significant increase to our consolidated balance sheets for lease liabilities and right-of-use assets. We believe our current off-balance sheet leasing commitments are reflected in our credit rating. We are currently evaluating the other impacts the adoption of this accounting standard update will have on our consolidated financial statements. We are also in the process of evaluating and documenting any changes in controls and procedures that may be necessary as part of the adoption.

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments.” This ASU provides new guidance on eight specific cash flow issues related to how such cash receipts and cash payments should be presented in a statement of cash flows. For public companies, this ASU is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. The amendments from this update are to be applied retrospectively. We adopted this ASU retrospectively on January 1, 2018. The adoption of this accounting standard update did not have  an impact on our consolidated cash flows for the three months ended March 31, 2018.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220) — Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the enactment of the U.S. Tax Cuts and Jobs Act (“the Act”). The update also requires entities to disclose whether or not they elected to reclassify the tax effects related to the Act as well as their accounting policy for releasing income tax effects from accumulated other comprehensive income. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods, with early adoption permitted. We do not intend to adopt the optional guidance of this accounting standard update, as the potential impact on our consolidated financial statements is not material.

2. Revenues

Automotive and commercial truck dealerships represent the majority of our revenues. New and used vehicle revenues typically include sales to retail customers, to fleet customers, and to leasing companies providing consumer leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, sales of third-party insurance policies, commissions relating to the sale of finance and lease contracts to third parties, and the sales of certain other products. Service and parts revenues include fees paid by customers for repair, maintenance and collision services, and the sale of replacement parts and other aftermarket accessories, as well as warranty repairs that are reimbursed directly by various OEMs. Revenues are recognized upon satisfaction of our performance obligations under contracts with our customers and are measured at the amount of consideration we expect to be entitled to in exchange for transferring goods or providing services. A discussion of revenue recognition by reportable segment is included below.

Retail Automotive and Retail Commercial Truck Dealership Revenue Recognition

Dealership Vehicle Sales. We record revenue for vehicle sales at a point in time when vehicles are delivered, which is when the transfer of title, risks and rewards of ownership and control are considered passed to the customer. The amount of consideration we receive for vehicle sales is stated within the executed contract with our customer and is reduced by any noncash consideration representing the fair value of trade-in vehicles, if applicable. Payment is typically due and collected within 30 days subsequent to transfer of control of the vehicle.

Dealership Parts and Service Sales. We record revenue for vehicle service and collision work over time as work is completed, and when parts are delivered to our customers. For service and parts revenues recorded over time, we utilize a method that considers total costs incurred to date and the applicable margin in relation to total expected efforts to complete our performance obligation in order to determine the appropriate amount of revenue to recognize over time. Recognition of this revenue over time reflects the amount of consideration we expect to be entitled to for the transfer of goods and services performed to date, representative of the amount for which we have a right to payment. The amount of consideration we receive for parts and service sales, including collision repair work, is based upon labor hours expended and parts utilized to perform and complete the necessary services to our customers. Payment is typically due upon delivery or within a period of time shortly thereafter. We receive payment from our customers upon transfer of control or within a period typically less than 30 days subsequent to the completion of services for the customer. We allow for customer returns of parts sales up to 30 days after the sale; however, parts returns are not material.

Dealership Finance and Insurance Sales. Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non‑recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection and extended service contracts. These commissions are recorded as revenue at a point in time when the customer enters into the contract. Payment is typically due and collected within 30 days subsequent to the execution of the contract with the customer. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $25.3 million and $24.9 million as of March 31, 2018 and December 31, 2017, respectively.

Commercial Vehicle Distribution and Other Revenue Recognition

Penske Commercial Vehicles Australia. We record revenue from the distribution of vehicles and other products at a point in time when delivered, which is when the transfer of title, risks and rewards of ownership and control are considered passed to the customer. We record revenue for service or repair work over time as work is completed, and when parts are delivered to our customers. For service and parts revenues recorded over time, we utilize a method that considers total costs incurred to date and the applicable margin in relation to total expected efforts to complete our performance obligation in order to determine the appropriate amount of revenue to recognize over time. Recognition of this revenue over time reflects the amount of consideration we expect to be entitled to for the transfer of goods and services performed to date, representative of the amount for which we have a right to payment.

The amount of consideration we receive for vehicle and product sales is stated within the executed contract with our customer. The amount of consideration we receive for parts and service sales is based upon labor hours expended and parts utilized to perform and complete the necessary services to our customers. Payment is typically due upon delivery, upon invoice, or within a period of time shortly thereafter. We receive payment from our customers upon transfer of control or within a period typically less than 30 days subsequent to transfer of control or invoice.

Penske Power Systems. We record revenue from the distribution of engines and other products at a point in time when delivered, which is when the transfer of title, risks and rewards of ownership and control are considered passed to the customer. We record revenue for service or repair work over time as work is completed, and when parts are delivered to our customers. For service and parts revenues recorded over time, we utilize a method that considers total costs incurred to date and the applicable margin in relation to total expected efforts to complete our performance obligation in order to determine the appropriate amount of revenue to recognize over time. Recognition of revenue over time reflects the amount of consideration we expect to be entitled to for the transfer of goods and services performed to date, representative of the amount for which we have a right to payment.

For our long-term power generation contracts, we record revenue over time as services are provided in accordance with contract milestones, which is considered an output method that requires judgment to determine our progress towards contract completion and the corresponding amount of revenue to recognize. Any revisions to estimates related to revenues or costs to complete contracts are recorded in the period in which the revisions to estimates are identified and the amounts can be reasonably estimated.

The amount of consideration we receive for engine, product, and power generation sales is stated within the executed contract with our customer. The amount of consideration we receive for service sales is based upon labor hours expended and parts utilized to perform and complete the necessary services to our customers. Payment is typically due upon delivery, upon invoice, or within a period of time shortly thereafter. We receive payment from our customers upon transfer of control or within a period typically less than 30 days subsequent to transfer of control or invoice.

Other. Other revenue primarily consists of our non-automotive motorcycle dealership operations. Revenue recognition practices for these operations do not differ materially from those described under “Retail Automotive and Retail Commercial Truck Dealership Revenue Recognition” above.

Retail Automotive Dealership

The following tables disaggregate our retail automotive reportable segment revenue by product type and geographic location for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
Retail Automotive Dealership Revenue	2018	2017
New vehicle	$2,446.8	$2,307.4
Used vehicle	1,866.8	1,541.0
Finance and insurance, net	160.8	137.4
Service and parts	543.5	498.9
Fleet and wholesale	278.1	271.7
Total retail automotive dealership revenue	$5,296.0	$4,756.4

	Three Months Ended March 31,
Retail Automotive Dealership Revenue	2018	2017
U.S.	$2,750.9	$2,656.2
U.K.	2,192.8	1,826.4
Germany and Italy	352.3	273.8
Total retail automotive dealership revenue	$5,296.0	$4,756.4

Retail Commercial Truck Dealership

The following table disaggregates our retail commercial truck reportable segment revenue by product type for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
Retail Commercial Truck Dealership Revenue	2018	2017
New truck	$170.4	$110.7
Used truck	26.5	19.0
Finance and insurance, net	3.2	2.1
Service and parts	90.4	78.0
Wholesale	1.9	1.9
Total retail commercial truck dealership revenue	$292.4	$211.7

Commercial Vehicle Distribution and Other

The following table disaggregates our other reportable segment revenue by business for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
Commercial Vehicle Distribution and Other	2018	2017
Penske Commercial Vehicles Australia	$57.5	$64.8
Penske Power Systems	100.2	47.3
Other	0.8	0.9
Total commercial vehicle distribution and other revenue	$158.5	$113.0

Contract Balances

The following table summarizes our accounts receivable and unearned revenues as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Accounts receivable
Contracts in transit	$376.5	$356.1
Vehicle receivables	251.2	233.0
Manufacturer receivables	238.7	230.1
Trade receivables	162.6	136.7

Accrued expenses
Unearned revenues	$310.5	$302.6

Contracts in transit represent receivables from unaffiliated finance companies relating to the sale of customers’ installment sales and lease contracts arising in connection with the sale of a vehicle by us. Vehicle receivables represent receivables for any portion of the vehicle sales price not paid by the finance company. Manufacturer receivables represent amounts due from manufacturers, including incentives, holdbacks, rebates, warranty claims, and other receivables due from the factory. Trade receivables represent receivables due from customers, including amounts due for parts and service sales, as well as receivables due from finance companies and others for the commissions earned on financing and commissions earned on insurance and extended service products provided by third parties. We evaluate collectability of receivables and estimate an allowance for doubtful accounts based on the age of the receivable and historical collection experience, which is recorded within “Accounts receivable” on our consolidated balance sheets with our receivables presented net of the allowance.

Unearned revenues primarily relate to payments received from customers prior to satisfaction of our performance obligations, such as customer deposits and deferred revenues from operating leases. These amounts are presented within “Accrued expenses” on our consolidated balance sheets. Of the amounts recorded as unearned revenues as of December 31, 2017, $115.7 million was recognized as revenue during the three months ended March 31, 2018. The increase in unearned revenues during the first quarter of 2018 is primarily driven by vehicle registration practices in the U.K. for our retail automotive business resulting in an increase in customer deposits during the period.

Additional Revenue Recognition Related Policies

We do not have any material significant payment terms associated with contracts with our customers. Payment is due and collected as previously detailed for each reportable segment. We do not offer material rights of return or service-type warranties.

Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenue). Shipping costs incurred subsequent to transfer of control to our customers are recognized as cost of sales. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale.

We expense sales commissions as incurred, as the amortization period for such costs would be less than one year. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less nor for contracts that we recognize revenue at the amount to which we have the right to invoice for services performed. The effect of applying these practical expedients is not material.

3. Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2018	2017
Retail automotive dealership new vehicles	$2,345.3	$2,344.1
Retail automotive dealership used vehicles	1,066.2	993.1
Retail automotive parts, accessories and other	126.2	141.7
Retail commercial truck dealership vehicles and parts	196.6	207.0
Commercial vehicle distribution vehicles, parts and engines	237.9	258.2
Total inventories	$3,972.2	$3,944.1

We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $12.0 million and $10.1 million during the three months ended March 31, 2018 and 2017, respectively.

4. Business Combinations

During the three months ended March 31, 2018, we acquired The Car People, a stand-alone specialty retailer of used vehicles in the U.K. representing four locations, and four retail automotive franchises. During the three months ended March 31, 2017,  we acquired CarSense, a stand-alone specialty retailer of used vehicles in the U.S. representing five locations, acquired CarShop, a stand-alone specialty retailer of used vehicles in the U.K. representing five retail locations and a vehicle preparation center, and acquired four retail automotive franchises. Our financial statements include the results of operations of the acquired entities from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements, and may be subject to adjustment pending completion of final valuation.

A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the three months ended March 31, 2018 and 2017 follows:

	March 31,
	2018	2017
Accounts receivable	$3.6	$6.9
Inventories	56.6	109.5
Other current assets	—	2.5
Property and equipment	52.6	13.2
Indefinite-lived intangibles	69.5	263.0
Other noncurrent assets	0.1	0.1
Current liabilities	(13.2)	(22.0)
Noncurrent liabilities	(0.7)	(2.8)
Total consideration	168.5	370.4
Deferred consideration	(12.0)	—
Consideration transferred through common stock issuance	—	(32.4)
Contingent consideration	—	(20.0)
Seller financed/assumed debt	—	(3.8)
Total cash used in acquisitions	$156.5	$314.2

The following unaudited consolidated pro forma results of operations of PAG for the three months ended March 31, 2018 and 2017 give effect to acquisitions consummated during 2018 and 2017 as if they had occurred effective at the beginning of the periods:

	Three Months Ended March 31,
	2018	2017
Revenues	$5,761.3	$5,323.8
Income from continuing operations	108.1	86.5
Net income	108.2	85.9
Income from continuing operations per diluted common share	$1.26	$1.01
Net income per diluted common share	$1.26	$1.00

5. Intangible Assets

Following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the three months ended March 31, 2018:

		Other Indefinite-
		Lived Intangible
	Goodwill	Assets
Balance, January 1, 2018	$1,660.5	$474.0
Additions	61.8	7.7
Disposals	(6.7)	(3.3)
Foreign currency translation	16.2	3.0
Balance, March 31, 2018	$1,731.8	$481.4

The additions and disposals during the three months ended March 31, 2018 were within our Retail Automotive reportable segment. During the quarter, we sold five franchises and terminated several franchises. As of March 31, 2018, the goodwill balance within our Retail Automotive, Retail Commercial Truck, and Other reportable segments was $1,485.2 million, $162.6 million and $84.0 million, respectively. There is no goodwill recorded in our Non-Automotive Investments reportable segment.

6. Vehicle Financing

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

The weighted average interest rate on floor plan borrowings was 2.0% for the three months ended March 31, 2018 and 1.6% for the three months ended March 31, 2017. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as “Floor plan notes payable — non-trade” on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.

7. Earnings Per Share

Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested equity awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for any dilutive effects. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017 follows:

	Three Months Ended
	March 31,
	2018	2017
Weighted average number of common shares outstanding	85,952,347	85,602,907
Effect of non-participatory equity compensation	40,000	40,000
Weighted average number of common shares outstanding, including effect of dilutive securities	85,992,347	85,642,907

8. Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2018	2017
U.S. credit agreement — revolving credit line	$128.0	$172.0
U.K. credit agreement — revolving credit line	155.6	47.3
U.K. credit agreement — overdraft line of credit	—	—
5.75% senior subordinated notes due 2022	546.2	545.9
5.375% senior subordinated notes due 2024	297.3	297.2
5.50% senior subordinated notes due 2026	494.6	494.4
3.75% senior subordinated notes due 2020	296.8	296.5
Australia capital loan agreement	38.1	39.0
Australia working capital loan agreement	0.4	—
Mortgage facilities	214.4	235.5
Other	49.8	35.4
Total long-term debt	2,221.2	2,163.2
Less: current portion	(84.3)	(72.8)
Net long-term debt	$2,136.9	$2,090.4

U.S. Credit Agreement

Our U.S. credit agreement (the “U.S. credit agreement”) with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation provides for up to $700.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, which includes $250.0 million in revolving loans solely for future U.S. acquisitions. The U.S. credit agreement provides for a maximum of $150.0 million of future borrowings for foreign acquisitions and expires on September 30, 2021. In April 2018, we and the lenders extended the term of this facility one year to September 30, 2021, pursuant to its “evergreen” extension provisions. The revolving loans bear interest at LIBOR plus 2.00%, subject to an incremental 1.50% for uncollateralized borrowings in excess of a defined borrowing base.

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

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of March 31, 2018, we had $128.0 million of revolver borrowings outstanding under the U.S. credit agreement.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £150.0 million revolving credit agreement with the Royal Bank of Scotland plc (RBS) and BMW Financial Services (GB) Limited, and an additional demand overdraft line of credit with RBS (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes. The loans mature on the termination date of the facility, which is December 19, 2019. The revolving loans bear interest between defined LIBOR plus 1.35% and defined LIBOR plus 3.0% and the demand overdraft line of credit bears interest at the Bank of England Base Rate plus 1.75%. As of March 31, 2018, outstanding loans under the U.K. credit agreement amounted to £111.0 million ($155.6 million).

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

Australia Loan Agreements

Penske Commercial Vehicles Australia and Penske Power Systems are party to two facilities with Volkswagen Financial Services Australia Pty Limited representing a five-year AU $50.0 million capital loan and a one-year AU $50.0 million working capital loan. Both facilities are subject to annual extensions. These agreements each provide the lender with a secured interest in all assets of these businesses. The loans bear interest at the Australian BBSW 30-day Bill Rate plus 3.0%. Irrespective of the term of the agreements, both agreements provide the lender with the ability to call the loans on 90 days’ notice. These facilities are also guaranteed by our U.S. parent company up to AU $50.0 million. As of March 31, 2018, we had AU $49.6 million ($38.1 million) outstanding under the capital loan agreement and AU $0.5 million and ($0.4 million) outstanding under the working capital loan agreement.

Mortgage Facilities

We are party to several mortgages that bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of March 31, 2018, we owed $214.4 million of principal under our mortgage facilities.

9. Commitments and Contingent Liabilities

We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of March 31, 2018, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

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

Our floor plan credit agreement with Mercedes Benz Financial Services Australia (“MBA”) provides us revolving loans for the acquisition of commercial vehicles for distribution to our retail network. This facility includes a commitment to repurchase dealer vehicles in the event the dealer’s floor plan agreement with MBA is terminated.

We have $36.2 million of letters of credit outstanding as of March 31, 2018, and have posted $26.1 million of surety bonds in the ordinary course of business.

10. Equity

During the three months ended March 31, 2018, we repurchased  1,133,016 shares of our outstanding common stock from Mitsui for $50.0 million, or an average of $44.13 per share, under our securities repurchase program approved by our Board of Directors. As of March 31, 2018, our remaining authorization under the program was $150.0 million.

11. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and the reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2018 and 2017, respectively, attributable to Penske Automotive Group common stockholders follows:

Three Months Ended March 31, 2018

	Foreign
	Currency
	Translation	Other	Total
Balance at December 31, 2017	$(134.0)	$(12.5)	$(146.5)
Other comprehensive income before reclassifications	30.7	1.1	31.8
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—
Net current period other comprehensive income	30.7	1.1	31.8
Balance at March 31, 2018	$(103.3)	$(11.4)	$(114.7)

Three Months Ended March 31, 2017

	Foreign
	Currency
	Translation	Other	Total
Balance at December 31, 2016	$(230.0)	$(20.7)	$(250.7)
Other comprehensive income before reclassifications	24.3	1.4	25.7
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—
Net current period other comprehensive income	24.3	1.4	25.7
Balance at March 31, 2017	$(205.7)	$(19.3)	$(225.0)

12. Segment Information

Our operations are organized by management into operating segments by line of business and geography. We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations and other non-automotive consolidated operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations. The Retail Automotive reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and our retail automotive joint ventures. The individual dealership operations included in the Retail Automotive reportable segment represent six operating segments: Eastern, Central, and Western United States, Stand-Alone Used United States, International, and Stand-Alone Used International. These operating segments have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and/or used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). Revenue and segment income for the three months ended March 31, 2018 and 2017 follows:

Three Months Ended March 31

	Retail	Retail Commercial		Non-Automotive	Intersegment
	Automotive	Truck	Other	Investments	Elimination	Total
Revenues
2018	$5,296.0	$292.4	$158.5	$—	$—	$5,746.9
2017	4,756.4	211.7	113.0	—	—	5,081.1
Segment income
2018	$106.6	$12.1	$9.6	$16.0	$—	$144.3
2017	104.8	6.5	0.9	12.5	—	124.7

13. Condensed Consolidating Financial Information

The following tables include condensed consolidating financial information as of March 31, 2018 and December 31, 2017 and for the three month periods ended March 31, 2018 and 2017 for Penske Automotive Group, Inc. (as the issuer of the 5.75%, the 5.375%, the 5.50%, and the 3.75% Notes), guarantor subsidiaries, and non-guarantor subsidiaries (primarily representing non-U.S. entities). Guarantor subsidiaries are directly or indirectly 100% owned by PAG, and the guarantees are full and unconditional, and joint and several. The guarantees may be released under certain circumstances upon resale, or transfer by us of the stock of the related guarantor or all or substantially all of the assets of the guarantor to a non-affiliate.

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2018

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Cash and cash equivalents	$52.8	$—	$—	$—	$52.8
Accounts receivable, net	1,035.4	(466.7)	466.7	444.0	591.4
Inventories	3,972.2	—	—	1,878.3	2,093.9
Other current assets	105.0	—	8.1	17.7	79.2
Total current assets	5,165.4	(466.7)	474.8	2,340.0	2,817.3
Property and equipment, net	2,173.5	—	3.0	997.7	1,172.8
Intangible assets	2,213.2	—	—	1,328.6	884.6
Equity method investments	1,276.2	—	1,204.7	—	71.5
Other long-term assets	14.7	(2,775.6)	2,780.8	4.3	5.2
Total assets	$10,843.0	$(3,242.3)	$4,463.3	$4,670.6	$4,951.4
Floor plan notes payable	$2,355.6	$—	$—	$1,203.1	$1,152.5
Floor plan notes payable — non-trade	1,413.8	—	197.5	558.8	657.5
Accounts payable	720.5	—	4.2	168.2	548.1
Accrued expenses	563.9	(466.7)	1.0	180.5	849.1
Current portion of long-term debt	84.3	—	—	4.5	79.8
Liabilities held for sale	0.7	—	—	0.7	—
Total current liabilities	5,138.8	(466.7)	202.7	2,115.8	3,287.0
Long-term debt	2,136.9	(152.0)	1,766.2	170.6	352.1
Deferred tax liabilities	505.5	—	—	503.3	2.2
Other long-term liabilities	567.4	—	—	64.0	503.4
Total liabilities	8,348.6	(618.7)	1,968.9	2,853.7	4,144.7
Total equity	2,494.4	(2,623.6)	2,494.4	1,816.9	806.7
Total liabilities and equity	$10,843.0	$(3,242.3)	$4,463.3	$4,670.6	$4,951.4

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2017

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Cash and cash equivalents	$45.7	$—	$—	$14.8	$30.9
Accounts receivable, net	954.9	(463.6)	463.6	523.8	431.1
Inventories	3,944.1	—	—	1,935.0	2,009.1
Other current assets	81.8	—	7.3	16.8	57.7
Total current assets	5,026.5	(463.6)	470.9	2,490.4	2,528.8
Property and equipment, net	2,108.6	—	3.3	1,032.9	1,072.4
Intangible assets	2,134.5	—	—	1,334.6	799.9
Equity method investments	1,256.6	—	1,186.9	—	69.7
Other long-term assets	14.4	(2,772.7)	2,777.8	4.6	4.7
Total assets	$10,540.6	$(3,236.3)	$4,438.9	$4,862.5	$4,475.5
Floor plan notes payable	$2,343.2	$—	$—	$1,272.4	$1,070.8
Floor plan notes payable — non-trade	1,418.6	—	196.6	601.9	620.1
Accounts payable	641.6	—	3.9	194.4	443.3
Accrued expenses	523.5	(463.6)	1.0	165.2	820.9
Current portion of long-term debt	72.8	—	—	5.5	67.3
Liabilities held for sale	0.7	—	—	0.7	—
Total current liabilities	5,000.4	(463.6)	201.5	2,240.1	3,022.4
Long-term debt	2,090.4	(150.2)	1,809.4	191.6	239.6
Deferred tax liabilities	481.5	—	—	480.1	1.4
Other long-term liabilities	540.3	—	—	64.7	475.6
Total liabilities	8,112.6	(613.8)	2,010.9	2,976.5	3,739.0
Total equity	2,428.0	(2,622.5)	2,428.0	1,886.0	736.5
Total liabilities and equity	$10,540.6	$(3,236.3)	$4,438.9	$4,862.5	$4,475.5

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2018

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Revenues	$5,746.9	$—	$—	$2,856.5	$2,890.4
Cost of sales	4,882.5	—	—	2,395.2	2,487.3
Gross profit	864.4	—	—	461.3	403.1
Selling, general and administrative expenses	663.1	—	6.5	343.0	313.6
Depreciation	25.6	—	0.4	13.6	11.6
Operating income	175.7	—	(6.9)	104.7	77.9
Floor plan interest expense	(18.9)	—	(1.6)	(11.3)	(6.0)
Other interest expense	(29.8)	—	(20.8)	(1.9)	(7.1)
Equity in earnings of affiliates	17.3	—	16.0	—	1.3
Equity in earnings of subsidiaries	—	(157.9)	157.9	—	—
Income from continuing operations before income taxes	144.3	(157.9)	144.6	91.5	66.1
Income taxes	(36.6)	40.0	(36.6)	(25.2)	(14.8)
Income from continuing operations	107.7	(117.9)	108.0	66.3	51.3
Income from discontinued operations, net of tax	0.1	(0.1)	0.1	0.1	—
Net income	107.8	(118.0)	108.1	66.4	51.3
Other comprehensive income, net of tax	31.8	(31.5)	31.8	—	31.5
Comprehensive income	139.6	(149.5)	139.9	66.4	82.8
Less: Comprehensive loss attributable to non-controlling interests	(0.3)	—	—	—	(0.3)
Comprehensive income attributable to Penske Automotive Group common stockholders	$139.9	$(149.5)	$139.9	$66.4	$83.1

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2017

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Revenues	$5,081.1	$—	$—	$2,667.9	$2,413.2
Cost of sales	4,306.8	—	—	2,231.2	2,075.6
Gross profit	774.3	—	—	436.7	337.6
Selling, general and administrative expenses	601.7	—	6.0	338.4	257.3
Depreciation	22.4	—	0.4	12.7	9.3
Operating income	150.2	—	(6.4)	85.6	71.0
Floor plan interest expense	(13.7)	—	(1.0)	(8.4)	(4.3)
Other interest expense	(25.0)	—	(16.5)	(2.1)	(6.4)
Equity in earnings of affiliates	13.2	—	12.5	—	0.7
Equity in earnings of subsidiaries	—	(135.7)	135.7	—	—
Income from continuing operations before income taxes	124.7	(135.7)	124.3	75.1	61.0
Income taxes	(41.1)	44.9	(41.1)	(32.6)	(12.3)
Income from continuing operations	83.6	(90.8)	83.2	42.5	48.7
Loss from discontinued operations, net of tax	(0.6)	0.6	(0.6)	(0.6)	—
Net income	83.0	(90.2)	82.6	41.9	48.7
Other comprehensive income, net of tax	26.1	(23.5)	26.1	—	23.5
Comprehensive income	109.1	(113.7)	108.7	41.9	72.2
Less: Comprehensive income attributable to non-controlling interests	0.8	(0.4)	0.4	—	0.8
Comprehensive income attributable to Penske Automotive Group common stockholders	$108.3	$(113.3)	$108.3	$41.9	$71.4

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2018

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group	Subsidiaries	Subsidiaries
Net cash provided by (used in) continuing operating activities	$174.8	$(23.0)	$137.0	$60.8
Investing activities:
Purchase of equipment and improvements	(64.7)	(1.1)	(38.6)	(25.0)
Proceeds from sale of dealerships	58.4	—	55.9	2.5
Acquisitions, net	(156.5)	—	—	(156.5)
Other	(6.3)	(1.6)	—	(4.7)
Net cash (used in) provided by continuing investing activities	(169.1)	(2.7)	17.3	(183.7)
Financing activities:
Net borrowings (repayments) of long-term debt	84.6	(44.0)	9.3	119.3
Net (repayments) borrowings of floor plan notes payable — non-trade	(4.8)	1.0	(43.2)	37.4
Repurchases of common stock	(50.0)	(50.0)	—	—
Dividends	(29.2)	(29.2)	—	—
Distributions from (to) parent	—	147.9	(135.3)	(12.6)
Net cash provided by (used in) continuing financing activities	0.6	25.7	(169.2)	144.1
Net cash provided by discontinued operations	0.1	—	0.1	—
Effect of exchange rate changes on cash and cash equivalents	0.7	—	—	0.7
Net change in cash and cash equivalents	7.1	—	(14.8)	21.9
Cash and cash equivalents, beginning of period	45.7	—	14.8	30.9
Cash and cash equivalents, end of period	$52.8	$—	$—	$52.8

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2017

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group	Subsidiaries	Subsidiaries
Net cash provided by (used in) continuing operating activities	$198.6	$(17.1)	$127.1	$88.6
Investing activities:
Purchase of equipment and improvements	(36.9)	(0.4)	(20.1)	(16.4)
Proceeds from sale of dealerships	9.0	—	9.0	—
Acquisitions, net	(314.2)	—	(199.2)	(115.0)
Net cash used in continuing investing activities	(342.1)	(0.4)	(210.3)	(131.4)
Financing activities:
Net borrowings of long-term debt	153.1	47.0	12.7	93.4
Net borrowings (repayments) of floor plan notes payable — non-trade	63.0	(1.2)	59.4	4.8
Repurchases of common stock	(2.7)	(2.7)	—	—
Dividends	(25.6)	(25.6)	—	—
Distributions from (to) parent	—	—	0.7	(0.7)
Net cash provided by continuing financing activities	187.8	17.5	72.8	97.5
Net cash provided by discontinued operations	2.5	—	2.5	—
Effect of exchange rate changes on cash and cash equivalents	1.4	—	—	1.4
Net change in cash and cash equivalents	48.2	—	(7.9)	56.1
Cash and cash equivalents, beginning of period	24.0	—	9.4	14.6
Cash and cash equivalents, end of period	$72.2	$—	$1.5	$70.7

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

During the three months ended March 31, 2018, our business generated $5.7 billion in total revenue, which is comprised of $5.3 billion from retail automotive dealerships, $292.4 million from retail commercial truck dealerships and $158.5 million from commercial vehicle distribution and other operations.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $19.8 billion in total retail automotive dealership revenue we generated in 2017. As of March 31, 2018, we operated 342 retail automotive franchises, of which 151 franchises are located in the U.S. and 191 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the three months ended March 31, 2018, we retailed and wholesaled more than 162,000 vehicles. We are diversified geographically, with 52% of our total retail automotive dealership revenues in the three months ended March 31, 2018 generated in the U.S. and Puerto Rico and 48% generated outside the U.S. We offer over 40 vehicle brands, with 70% of our retail automotive dealership revenue in the three months ended March 31, 2018 generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products.

We operate fourteen stand-alone used vehicle dealerships in the U.S. and the U.K. We acquired CarSense in the U.S. and CarShop in the U.K. in the first quarter of 2017 and acquired The Car People in the U.K. in January 2018. Our CarSense operations in the U.S. consist of five locations operating in the Philadelphia and Pittsburgh, Pennsylvania market areas, including southern New Jersey. Our CarShop operations in the U.K. consist of five retail locations and a vehicle preparation center operating principally throughout Southern England. The Car People operations in the U.K. consist of four retail locations operating across Northern England, which complements CarShop’s locations principally in Southern England.

Retail automotive dealerships represented 92.2% of our total revenues and 90.0% of our total gross profit in the three months ended March 31, 2018.

Retail Commercial Truck Dealership. We operate a heavy and medium-duty truck dealership group known as Premier Truck Group (“PTG”) with locations in Texas, Oklahoma, Tennessee, Georgia, and Canada. As of March 31, 2018, PTG operated twenty locations, including fourteen full-service dealerships and six collision centers, offering primarily Freightliner and Western Star branded trucks. PTG also offers a full range of used trucks available for sale as well as service and parts departments, providing a full range of maintenance and repair services.

This business represented 5.1% of our total revenues and 5.4% of our total gross profit in the three months ended March 31, 2018.

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

We are also a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Allison Transmission and MTU Onsite Energy. This business, known as Penske Power Systems (“PPS”), offers products across the on- and off-highway markets in Australia, New Zealand and portions of the Pacific and supports full parts and aftersales service through a network of branches, field locations and dealers across the region. The on-highway portion of this business complements our PCV Australia distribution business, including integrated operations at retail locations selling PCV brands.

These businesses represented 2.7% of our total revenues and 4.6% of our total gross profit in the three months ended March 31, 2018.

Penske Truck Leasing. We currently hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation services and supply chain management. PTL is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental and contract maintenance, along with logistic services such as dedicated contract carriage, distribution center management, transportation management and lead logistics provider. On September 7, 2017, we acquired an additional 5.5% ownership interest in PTL from subsidiaries of GE Capital Global Holdings, LLC (collectively, “GE Capital”) for approximately $239.1 million in cash. Prior to this acquisition, we held a 23.4% ownership interest in PTL. PTL is currently owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. (“Mitsui”). GE Capital no longer owns any ownership interests in PTL. We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments.

Outlook

Retail Automotive Dealership. For the three months ended March 31, 2018, the U.S. light vehicle retail market increased 2.0%, as compared to the same period last year, to 4.1 million units, with an increase of 9.5% in sales of trucks, crossovers and sport utility vehicles and a decrease of 10.7% in sales of passenger cars. We believe the sales of trucks, crossovers and sport utility vehicles will continue to outperform passenger car sales, largely due to consumer preference. We believe the U.S. market for new light vehicle sales has plateaued and may be impacted by the level of OEM incentives, increasing lease returns, generally low interest rates, strong credit availability, low levels of unemployment, the age of vehicles on the road, vehicle innovation, and tax reform, although actual sales may differ materially. We also expect to see strength across the used vehicle market throughout 2018, as the number of lease returns increases providing customers with an additional supply of affordable late model, low mileage vehicles from which to choose.

During the three months ended March 31, 2018, U.K. new vehicle registrations decreased 12.4%, as compared to the same period last year, to 718,489 registrations. We believe the year over year decline is largely due to a pull forward of demand in March 2017 due to an increase in vehicle purchases in advance of the Vehicle Excise Duty which went into effect April 1, 2017. Premium/luxury unit sales, which account for approximately 60% of our U.K. unit sales, continue to outperform the overall market, declining 7.8% in the first quarter. U.K. sales are being negatively affected by the uncertainty of residual values and potentially higher taxes on diesel powered vehicles, as the U.K. and Western European countries consider the ramifications of diesel engines on the environment. Sales of diesel powered vehicles experienced a 33.3% decline, while non-diesel vehicles experienced a 4.0% increase in sales during the three months ended March 31, 2018. The March 2019 planned exit from the European Union (“Brexit”) may be causing and may continue to cause economic and political uncertainty, potentially impacting the economic environment, which may lead to further declines in new vehicle registrations in future periods. Since no country has previously left the European

Union, the outcome of any future negotiations between the U.K. and the European Union is uncertain and may affect the timing, terms of trade, and the level of new vehicle registrations in those markets.

Retail Commercial Truck Dealership. During the three months ended March 31, 2018, North American sales of Class 5-8 medium and heavy-duty trucks, the principal vehicles for our PTG business, increased 17.7% from the same period last year to 127,272 units. The Class 5-7 medium-duty truck market increased 5.5% to 61,740 units, and Class 8 heavy-duty trucks, the largest North American market, increased 32.1% to 65,532 units from the same period last year. Generally strong economic conditions, improved freight metrics, and increased utilization are expected to continue to positively impact the truck market with stronger Class 8 retail unit sales in North America expected throughout 2018 when compared to last year.

Commercial Vehicle Distribution. Our PCV Australia distribution business and the on-highway portion of our PPS business each operate principally in the Australian and New Zealand heavy and medium-duty truck markets. For the three months ended March 31, 2018, the Australian heavy-duty truck market reported sales of 2,903 units, representing an increase of 37.2% from the same period last year. For the three months ended March 31, 2018, the New Zealand market reported sales of 823 units, representing an increase of 12.6% from the same period last year. The brands we represent in Australia hold a 7.4% market share in the Australian heavy-duty truck market, and a 3.6% market share in New Zealand. The Australian heavy-duty commercial vehicle market has been experiencing increasing industry sales recently largely due to improvements in overall market conditions, as well as a moderate strengthening of the Australian Dollar. We expect the heavy and medium-duty truck and bus markets in Australia and New Zealand to continue to grow in 2018, and also expect continued new order growth from the off-highway engine distribution business, in consideration of the improving market conditions in these countries.

Penske Truck Leasing. We expect PTL to benefit from continued strong demand for its full-service truck leasing, truck rental and contract maintenance, and logistics services resulting from continued positive economic conditions in the United States and customers’ desire to increase efficiency and lower costs by outsourcing non-core responsibilities such as fleet ownership. As a global logistics services provider, we also expect PTL to experience increased demand for its logistics supply chain solutions based primarily on optimizing the use of drivers, trucks, warehouses, and other services within the supply chain. As a result of recent improvements in the truck market, we have seen modest freight growth and improved conditions within PTL’s commercial truck rental business, an increase in the utilization rate of its fleet, and stabilization of used truck prices. We anticipate these improvements will continue throughout 2018.

As described in “Forward-Looking Statements,” there are a number of factors that could cause actual results to differ materially from our expectations.

Operating Overview

Automotive and commercial truck dealerships represent the majority of our results of operations. New and used vehicle revenues typically include sales to retail customers, to fleet customers, and to leasing companies providing consumer leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, sales of third-party insurance policies, commissions relating to the sale of finance and lease contracts to third parties, and the sales of certain other products. Service and parts revenues include fees paid by customers for repair, maintenance and collision services, and the sale of replacement parts and other aftermarket accessories, as well as warranty repairs that are reimbursed directly by various OEMs.

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

Aggregate revenue and gross profit increased $665.8 million and $90.1 million, or 13.1% and 11.6%, respectively, during the three months ended March 31, 2018 compared to the same period in 2017. The increases are largely attributable to same-store increases in new and used vehicle, finance and insurance, and service and parts revenue and gross profit, in addition to our stand-alone used vehicle dealership acquisitions.

As exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to weaken against the U.S. Dollar, our U.K. results of operations would translate into less U.S. Dollar reported results. Foreign currency average rate fluctuations increased revenue and gross profit by $297.2 million and $39.9 million, respectively, for the three months ended March 31, 2018. Foreign currency average rate fluctuations also increased earnings per share from continuing operations by approximately $0.06 per share for the three months ended March 31, 2018. Excluding the impact of foreign currency average rate fluctuations, revenue and gross profit increased 7.3% and 6.5%, respectively, for the three months ended March 31, 2018.

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

The accounting policies and estimates that we believe to be most dependent upon the use of estimates and assumptions are: revenue recognition, goodwill and other indefinite-lived intangible assets, investments, self-insurance reserves, and income taxes. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 annual report on Form 10-K for additional detail and discussion of these critical accounting policies and estimates. There have been no material changes in critical accounting policies and estimates as described in our most recent annual report.

Refer to Part I, Item 1, Note 2 of the Notes to our Consolidated Condensed Financial Statements for disclosures regarding estimates and judgments related to revenue recognition. Refer to “Income Taxes” within Part I, Item 1, Note 1 of the Notes to our Consolidated Condensed Financial Statements for disclosures regarding estimates and judgments related to income taxes.

Results of Operations

The following tables present comparative financial data relating to our operating performance in the aggregate and on a “same-store” basis. Dealership results are included in same-store comparisons when we have consolidated the acquired entity during the entirety of both periods being compared. As an example, if a dealership were acquired on January 15, 2016, the results of the acquired entity would be included in annual same-store comparisons beginning with the year ended December 31, 2018 and in quarterly same-store comparisons beginning with the quarter ended June 30, 2017.

The results for the three months ended March 31, 2018 include a net benefit totaling $1.0 million after tax, or $0.01 per share, consisting of a $6.4 million net gain related to several retail automotive dealership actions including the sale of five locations and the termination of several franchises, partially offset by valuation adjustments on certain properties totaling $5.4 million.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Retail Automotive Dealership New Vehicle Data

(In millions, except unit and per unit amounts)

			2018 vs. 2017
New Vehicle Data	2018	2017	Change	% Change
New retail unit sales	59,262	62,188	(2,926)	(4.7)%
Same-store new retail unit sales	57,925	58,852	(927)	(1.6)%
New retail sales revenue	$2,446.8	$2,307.4	$139.4	6.0%
Same-store new retail sales revenue	$2,394.5	$2,244.2	$150.3	6.7%
New retail sales revenue per unit	$41,288	$37,103	$4,185	11.3%
Same-store new retail sales revenue per unit	$41,338	$38,133	$3,205	8.4%
Gross profit — new	$183.2	$177.1	$6.1	3.4%
Same-store gross profit — new	$176.0	$172.4	$3.6	2.1%
Average gross profit per new vehicle retailed	$3,091	$2,848	$243	8.5%
Same-store average gross profit per new vehicle retailed	$3,039	$2,929	$110	3.8%
Gross margin % — new	7.5%	7.7%	(0.2)%	(2.6)%
Same-store gross margin % — new	7.4%	7.7%	(0.3)%	(3.9)%

Units

Retail unit sales of new vehicles decreased from 2017 to 2018 due to a 1,999 unit decrease from net dealership acquisitions, coupled with a 927 unit, or 1.6%, decrease in same-store new retail unit sales. Same-store units increased 0.4% in the U.S. primarily due to an increase in volume foreign brand sales, offset by a decrease in domestic and premium brand sales.  Same-store units decreased 3.9% internationally primarily due to a decline in unit sales in the U.K. as a result of the decline in the U.K. new vehicle market, partially offset by an increase in unit sales in Germany and Italy.

Revenues

New vehicle retail sales revenue increased from 2017 to 2018 due to a $150.3 million, or 6.7%, increase in same-store revenues, offset by a $10.9 million decrease from net dealership acquisitions. Excluding $126.3 million of favorable foreign currency fluctuations, same-store new retail revenue increased 1.1%. The same-store revenue increase is due to a $3,205 per unit increase in comparative average selling prices (including a $2,181 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $185.6 million, offset by the decrease in same-store new retail unit sales, which decreased revenue by $35.3 million.

Gross Profit

Retail gross profit from new vehicle sales increased from 2017 to 2018 due to a $3.6 million, or 2.1%, increase in same-store gross profit, coupled with a $2.5 million increase from net dealership acquisitions. Excluding $10.1 million of favorable foreign currency fluctuations, same-store gross profit decreased 3.8%. The increase in same-store gross profit is due to a $110 per unit increase in the average gross profit per new vehicle retailed (including a $175 per unit increase attributable to favorable foreign currency fluctuations), which increased gross profit by $6.3 million, offset by the decrease in same-store new retail unit sales, which decreased gross profit by $2.7 million.

Retail Automotive Dealership Used Vehicle Data

(In millions, except unit and per unit amounts)

			2018 vs. 2017
Used Vehicle Data	2018	2017	Change	% Change
Used retail unit sales	73,228	62,284	10,944	17.6%
Same-store used retail unit sales	53,315	51,993	1,322	2.5%
Used retail sales revenue	$1,866.8	$1,541.0	$325.8	21.1%
Same-store used retail sales revenue	$1,544.4	$1,385.8	$158.6	11.4%
Used retail sales revenue per unit	$25,493	$24,742	$751	3.0%
Same-store used retail sales revenue per unit	$28,968	$26,654	$2,314	8.7%
Gross profit — used	$109.7	$94.1	$15.6	16.6%
Same-store gross profit — used	$85.7	$80.6	$5.1	6.3%
Average gross profit per used vehicle retailed	$1,498	$1,512	$(14)	(0.9)%
Same-store average gross profit per used vehicle retailed	$1,607	$1,550	$57	3.7%
Gross margin % — used	5.9%	6.1%	(0.2)%	(3.3)%
Same-store gross margin % — used	5.5%	5.8%	(0.3)%	(5.2)%

Units

Retail unit sales of used vehicles increased from 2017 to 2018 due to a 9,622 unit increase from net dealership acquisitions, coupled with a  1,322 unit, or 2.5%, increase in same-store used retail unit sales. Used units increased 37.5% internationally and 0.2% in the U.S. The increase internationally is primarily due to our acquisitions of stand-alone used vehicle dealerships in the U.K. Same-store units increased 4.7% internationally and increased 0.8% in the U.S.

Revenues

Used vehicle retail sales revenue increased from 2017 to 2018 due to a $167.2 million increase from net dealership acquisitions, coupled with a $158.6 million, or 11.4%, increase in same-store revenues. Excluding $92.6 million of favorable foreign currency fluctuations, same-store used retail revenue increased 4.8%. The same-store revenue increase is due to a $2,314 per unit increase in comparative average selling prices (including a $1,737 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $120.3 million, coupled with an increase in same-store used retail unit sales, which increased revenue by $38.3 million. Used retail sales revenue per unit was negatively impacted by lower selling prices from our stand-alone used vehicle dealerships in the U.S. and the U.K., which reduced used retail sales revenue per unit by $3,624.

Gross Profit

Retail gross profit from used vehicle sales increased from 2017 to 2018 due to a $10.5 million increase from net dealership acquisitions, coupled with a $5.1 million, or 6.3%, increase in same-store gross profit. Excluding $4.9 million of favorable foreign currency fluctuations, same-store gross profit increased 0.2%. The increase in same-store gross profit is due to a $57 per unit increase in average gross profit per used vehicle retailed (including a $92 per unit increase attributable to favorable foreign currency fluctuations), which increased gross profit by $3.0 million, coupled with the increase in same-store used retail unit sales, which increased gross profit by $2.1 million. Used average gross profit per unit was negatively impacted by lower gross profit per unit from our stand-alone used vehicle dealerships, which reduced used average gross profit per unit by $119. The average sales price per unit for our stand-alone used vehicle dealerships is $14,904 compared to $29,117 at our franchised dealerships.

Retail Automotive Dealership Finance and Insurance Data

(In millions, except unit and per unit amounts)

			2018 vs. 2017
Finance and Insurance Data	2018	2017	Change	% Change
Total retail unit sales	132,490	124,472	8,018	6.4%
Total same-store retail unit sales	111,240	110,845	395	0.4%
Finance and insurance revenue	$160.8	$137.4	$23.4	17.0%
Same-store finance and insurance revenue	$137.7	$124.7	$13.0	10.4%
Finance and insurance revenue per unit	$1,213	$1,104	$109	9.9%
Same-store finance and insurance revenue per unit	$1,238	$1,125	$113	10.0%

Finance and insurance revenue increased from 2017 to 2018 due to a $13.0 million, or 10.4%, increase in same-store revenues, coupled with a  $10.4 million increase from net dealership acquisitions. Excluding $6.8 million of favorable foreign currency fluctuations, same-store finance and insurance revenue increased 5.0%. The same-store revenue increase is due to a $113 per unit increase in comparative average finance and insurance revenue per unit (including a $61 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $12.5 million, coupled with an increase in same-store retail unit sales, which increased revenue by $0.5 million.  Finance and insurance revenue per unit was negatively impacted by lower per unit amounts from our stand-alone used vehicle dealerships, which reduced average finance and insurance revenue per unit by $22. We believe the increase in same-store finance and insurance revenue per unit, particularly in the U.S., is primarily due to our efforts to increase finance and insurance revenue, which include additional training, adding resources to target underperforming locations, product penetration, and changes to product portfolios.

Retail Automotive Dealership Service and Parts Data

(In millions)

			2018 vs. 2017
Service and Parts Data	2018	2017	Change	% Change
Service and parts revenue	$543.5	$498.9	$44.6	8.9%
Same-store service and parts revenue	$523.3	$484.4	$38.9	8.0%
Gross profit — service and parts	$318.1	$293.7	$24.4	8.3%
Same-store service and parts gross profit	$302.5	$283.5	$19.0	6.7%
Gross margin % — service and parts	58.5%	58.9%	(0.4)%	(0.7)%
Same-store service and parts gross margin %	57.8%	58.5%	(0.7)%	(1.2)%

Revenues

Service and parts revenue increased from 2017 to 2018, with an increase of 21.4% internationally and 3.1% in the U.S. The increase in service and parts revenue is due to a $38.9 million, or 8.0%, increase in same-store revenues, coupled with a $5.7 million increase from net dealership acquisitions. Excluding $21.4 million of favorable foreign currency fluctuations, same-store service and parts revenue increased 3.6%. The increase in same-store revenue is due to a $30.8 million, or 9.5%, increase in customer pay revenue, a  $6.2 million, or 5.1%, increase in warranty revenue, and a $1.9 million, or 5.0%, increase in vehicle preparation and body shop revenue.

Gross Profit

Service and parts gross profit increased from 2017 to 2018 due to a $19.0 million, or 6.7%, increase in same-store gross profit, coupled with a $5.4 million increase from net dealership acquisitions. Excluding $11.6 million of favorable foreign currency fluctuations, same-store gross profit increased 2.6%. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $22.5 million, offset by a 0.7% decrease in gross margin, which decreased gross profit by $3.5 million. The same-store gross profit increase is due to a $13.7 million, or

9.0%, increase in customer pay gross profit, a  $4.5 million, or 7.1%, increase in warranty gross profit, and a $0.8 million, or 1.2%, increase in vehicle preparation and body shop gross profit.

Retail Commercial Truck Dealership Data

(In millions, except unit and per unit amounts)

			2018 vs. 2017
New Commercial Truck Data	2018	2017	Change	% Change
New retail unit sales	1,654	1,126	528	46.9%
Same-store new retail unit sales	1,654	1,126	528	46.9%
New retail sales revenue	$170.4	$110.7	$59.7	53.9%
Same-store new retail sales revenue	$170.4	$110.7	$59.7	53.9%
New retail sales revenue per unit	$103,041	$98,271	$4,770	4.9%
Same-store new retail sales revenue per unit	$103,041	$98,271	$4,770	4.9%
Gross profit — new	$6.7	$4.5	$2.2	48.9%
Same-store gross profit — new	$6.7	$4.5	$2.2	48.9%
Average gross profit per new truck retailed	$4,069	$3,981	$88	2.2%
Same-store average gross profit per new truck retailed	$4,069	$3,981	$88	2.2%
Gross margin % — new	3.9%	4.1%	(0.2)%	(4.9)%
Same-store gross margin % — new	3.9%	4.1%	(0.2)%	(4.9)%

Units

Retail unit sales of new trucks increased from 2017 to 2018 by 528 units.  New truck units increased 46.9% from 2017 to 2018 largely due to the 32.1% increase in the North American Class 8 heavy-duty truck market during the three months ended March 31, 2018.

Revenues

New commercial truck retail sales revenue increased from 2017 to 2018 by $59.7 million. The increase in revenue is due to the increase in new retail unit sales, which increased revenue by $54.4 million, coupled with a $4,770 per unit increase in comparative average selling prices, which increased revenue by $5.3 million.

Gross Profit

New commercial truck retail gross profit increased from 2017 to 2018 by $2.2 million. The increase in gross profit is due to the increase in new retail unit sales, which increased gross profit by $2.1 million, coupled with an $88 per unit increase in average gross profit per new truck retailed, which increased gross profit by $0.1 million.

			2018 vs. 2017
Used Commercial Truck Data	2018	2017	Change	% Change
Used retail unit sales	451	381	70	18.4%
Same-store used retail unit sales	451	381	70	18.4%
Used retail sales revenue	$26.5	$19.0	$7.5	39.5%
Same-store used retail sales revenue	$26.5	$19.0	$7.5	39.5%
Used retail sales revenue per unit	$58,708	$49,845	$8,863	17.8%
Same-store used retail sales revenue per unit	$58,708	$49,845	$8,863	17.8%
Gross profit — used	$2.7	$1.0	$1.7	170.0%
Same-store gross profit — used	$2.7	$1.0	$1.7	170.0%
Average gross profit per used truck retailed	$5,829	$2,589	$3,240	125.1%
Same-store average gross profit per used truck retailed	$5,829	$2,589	$3,240	125.1%
Gross margin % — used	10.2%	5.3%	4.9%	92.5%
Same-store gross margin % — used	10.2%	5.3%	4.9%	92.5%

Units

Retail unit sales of used trucks increased from 2017 to 2018 by 70 units. The increase is due to an improving used truck market and used truck pricing environment due in part to a reduction of excess capacity in the market and our ability to proactively manage our used truck inventory through the purchase and sale of more desirable trucks.

Revenues

Used commercial truck retail sales revenue increased from 2017 to 2018 by $7.5 million. The increase in revenue is due to the increase in used retail unit sales, which increased revenue by $4.1 million, coupled with an $8,863 per unit increase in comparative average selling prices, which increased revenue by $3.4 million.

Gross Profit

Used commercial truck retail gross profit increased from 2017 to 2018 by $1.7 million. The increase in gross profit is due to a $3,240 per unit increase in average gross profit per used truck retailed, which increased gross profit by $1.3 million, coupled with the increase in same-store used retail unit sales, which increased gross profit by $0.4 million.

			2018 vs. 2017
Service and Parts Data	2018	2017	Change	% Change
Service and parts revenue	$90.4	$78.0	$12.4	15.9%
Same-store service and parts revenue	$89.8	$78.0	$11.8	15.1%
Gross profit — service and parts	$34.0	$28.8	$5.2	18.1%
Same-store service and parts gross profit	$33.8	$28.8	$5.0	17.4%
Gross margin % — service and parts	37.6%	36.9%	0.7%	1.9%
Same-store service and parts gross margin %	37.6%	36.9%	0.7%	1.9%

Revenues

Service and parts revenue increased from 2017 to 2018 due to an $11.8 million increase in same-store revenues, coupled with a  $0.6 million increase from net dealership acquisitions. Customer pay work represents approximately 86% of PTG’s service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The increase in same-store revenue is due to a $10.9 million, or 16.5%, increase in customer pay revenue, a $1.0 million, or 10.8%, increase in warranty revenue, offset by a $0.1 million, or 3.6%, decrease in body shop revenue.

Gross Profit

Service and parts gross profit increased from 2017 to 2018 due to a $5.0 million increase in same-store gross profit, coupled with a $0.2 million increase from net dealership acquisitions. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $4.5 million, coupled with a 0.7% increase in gross margin, which increased gross profit by $0.5 million. The same-store gross profit increase is due to a $3.9 million, or

18.1%, increase in customer pay gross profit, a $0.6 million, or 14.3%, increase in warranty gross profit, and a $0.5 million, or 16.7%, increase in body shop gross profit.

Commercial Vehicle Distribution Data

(In millions, except unit amounts)

			2018 vs. 2017
Penske Commercial Vehicles Australia Data	2018	2017	Change	% Change
Vehicle and parts unit sales	371	312	59	18.9%
Sales revenue	$57.5	$64.8	$(7.3)	(11.3)%
Gross profit	$14.0	$10.9	$3.1	28.4%

The increase in units for PCV Australia is primarily due to an improved truck market in both Australia and New Zealand in 2018 compared to 2017. The decline in revenue from 2017 to 2018 is largely attributable to increased efforts to integrate PCV Australia operations with PPS locations now selling PCV Australia brands. The increase in gross profit from 2017 to 2018 is due to an overall improvement in market conditions and an increase of parts sales, as well as due to the recent strengthening of the Australian Dollar versus the U.S. Dollar and British Pound, including the pricing impact on the products sold by PCV Australia, particularly Western Star branded trucks.

			2018 vs. 2017
Penske Power Systems Data	2018	2017	Change	% Change
Sales revenue	$100.2	$47.3	$52.9	111.8%
Gross profit	$25.4	$18.4	$7.0	38.0%

The increase in revenue and gross profit of PPS from 2017 to 2018 is primarily attributable to continued new order growth when compared to the same period last year, timing of completion of projects and delivery of products, and improving economic conditions which have led to an increase in mining repowers, military and marine market sales, and engine and parts sales. Increased efforts to integrate PCV Australia operations with PPS locations now selling PCV Australia brands and the strengthening of the Australian dollar versus the U.S. Dollar also contributed to increased revenues and gross profit.

Selling, General and Administrative Data

(In millions)

			2018 vs. 2017
Selling, General and Administrative Data	2018	2017	Change	% Change
Personnel expense	$387.1	$345.3	$41.8	12.1%
Advertising expense	$29.0	$28.0	$1.0	3.6%
Rent & related expense	$84.0	$76.0	$8.0	10.5%
Other expense	$163.0	$152.4	$10.6	7.0%
Total SG&A expenses	$663.1	$601.7	$61.4	10.2%
Same-store SG&A expenses	$610.3	$570.1	$40.2	7.1%

Personnel expense as % of gross profit	44.8%	44.6%	0.2%	0.4%
Advertising expense as % of gross profit	3.3%	3.6%	(0.3)%	(8.3)%
Rent & related expense as % of gross profit	9.7%	9.8%	(0.1)%	(1.0)%
Other expense as % of gross profit	18.9%	19.7%	(0.8)%	(4.1)%
Total SG&A expenses as % of gross profit	76.7%	77.7%	(1.0)%	(1.3)%
Same-store SG&A expenses as % of same-store gross profit	77.1%	77.8%	(0.7)%	(0.9)%

Selling, general and administrative expenses (“SG&A”) increased from 2017 to 2018 due to a $40.2 million, or 7.1%, increase in same-store SG&A, coupled with a $21.2 million increase from net acquisitions. Excluding the $28.1 million increase related to foreign currency fluctuations, same-store SG&A increased 2.1%. The increase in SG&A is primarily due to an increase in variable personnel expenses as a result of the 11.6% increase in gross profit compared to the prior year. SG&A as a percentage of gross profit was 76.7%, a decrease of 100 basis points compared to 77.7% in the prior year. SG&A expenses as a percentage of total revenue was 11.5% and 11.8% in the three months ended March 31, 2018 and 2017, respectively.

Depreciation

(In millions)

			2018 vs. 2017
	2018	2017	Change	% Change
Depreciation	$25.6	$22.4	$3.2	14.3%

The increase in depreciation from 2017 to 2018 is due to a $2.9 million, or 13.5%,  increase in same-store depreciation, coupled with a  $0.3 million increase from net acquisitions. The overall increase is primarily related to our ongoing facility improvements and expansion programs.

Floor Plan Interest Expense

(In millions)

			2018 vs. 2017
	2018	2017	Change	% Change
Floor plan interest expense	$18.9	$13.7	$5.2	38.0%

The increase in floor plan interest expense from 2017 to 2018 is primarily due to a $4.7 million, or 35.6%, increase in same-store floor plan interest expense, coupled with a  $0.5 million increase from net dealership acquisitions. The overall increase is primarily due to increases in amounts outstanding under floor plan arrangements, due in part to increased levels of vehicle inventory, and increases in applicable rates.

Other Interest Expense

(In millions)

			2018 vs. 2017
	2018	2017	Change	% Change
Other interest expense	$29.8	$25.0	$4.8	19.2%

The increase in other interest expense from 2017 to 2018 is primarily due to the issuance of our $300.0 million 3.75% senior subordinated notes in August 2017, as well as an increase in outstanding revolver borrowings under the U.K. credit agreement and our Australia capital loan agreement, as well as increases in applicable rates.

Equity in Earnings of Affiliates

(In millions)

			2018 vs. 2017
	2018	2017	Change	% Change
Equity in earnings of affiliates	$17.3	$13.2	$4.1	31.1%

The increase in equity in earnings of affiliates from 2017 to 2018 is primarily due to an increase in our investment in PTL from 23.4% to 28.9% in September 2017. Equity in earnings of affiliates from PTL increased by $4.1 million from 2017 to 2018. Equity in earnings of affiliates also increased due to an increase in earnings from our retail automotive joint ventures, offset by a decrease in earnings due to certain non-automotive investments that were sold in 2017.

Income Taxes

(In millions)

			2018 vs. 2017
	2018	2017	Change	% Change
Income taxes	$36.6	$41.1	$(4.5)	(10.9)%

Income taxes decreased from 2017 to 2018 primarily due to a reduction in our effective tax rate as a result of the enactment of the U.S. Tax Cuts and Jobs Act (the “Act”), which permanently reduced the corporate income tax rate from 35% to 21% effective in 2018. Our effective tax rate was 25.4% during the three months ended March 31, 2018 compared to 33.0% during the three months ended March 31, 2017. The decrease in income taxes was partially offset by a $19.6 million increase in our pre-tax income compared to the prior year.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, inventory financing, the acquisition of new businesses, the improvement and expansion of existing facilities, the purchase or construction of new facilities, debt service and repayments, dividends and potential repurchases of our outstanding securities under the program discussed below. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions, mortgages, and dividends and distributions from joint venture investments.

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

As of March 31, 2018, we had working capital of $26.6 million, including $52.8 million of cash available to fund our operations and capital commitments. In addition, we had $572.0 million, £49.0 million ($68.7 million), and AU $49.5 million ($38.0 million) available for borrowing under our U.S. credit agreement, U.K. credit agreement, and Australian working capital loan agreement, respectively.

Securities Repurchases

From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit agreement, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. As of March 31, 2018,  we have $150.0 million in repurchase authorization under the existing securities repurchase program. Refer to the disclosures provided in Part I, Item 1, Note 10 of the Notes to our Consolidated Condensed Financial Statements for a summary of shares repurchased under our securities repurchase program during the three months ended March 31, 2018.

Dividends

We paid the following cash dividends on our common stock in 2017 and 2018:

Per Share Dividends

2017

First Quarter	$0.30
Second Quarter	0.31
Third Quarter	0.32
Fourth Quarter	0.33

2018

First Quarter	$0.34

Future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors, which may include our earnings, capital requirements, restrictions relating to any then-existing indebtedness, financial condition and other factors.

Vehicle Financing

Refer to the disclosures provided in Part I, Item 1, Note 6 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of financing for the vehicles we purchase, including discussion of our floor plan and other revolving arrangements.

Long-Term Debt Obligations

As of March 31, 2018, we had the following long-term debt obligations outstanding:

March 31,
(In millions)	2018
U.S. credit agreement — revolving credit line	$128.0
U.K. credit agreement — revolving credit line	155.6
U.K. credit agreement — overdraft line of credit	—
5.75% senior subordinated notes due 2022	546.2
5.375% senior subordinated notes due 2024	297.3
5.50% senior subordinated notes due 2026	494.6
3.75% senior subordinated notes due 2020	296.8
Australia capital loan agreement	38.1
Australia working capital loan agreement	0.4
Mortgage facilities	214.4
Other	49.8
Total long-term debt	$2,221.2

As of March 31, 2018, we were in compliance with all covenants under our credit agreements and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 8 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of our long-term debt obligations.

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

During the three months ended March 31, 2018, outstanding revolving commitments varied between $128.0 million and $298.0 million under the U.S. credit agreement, between £35.0 million and £134.0 million ($49.1 million and $187.8 million) under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and between AU $0.0 million and AU $14.6 million ($0.0 million and $11.2 million) under the Australia working capital loan agreement. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.

PTL Dividends

We currently hold a 28.9% ownership interest in Penske Truck Leasing. In September 2017, we increased our ownership interest in PTL from 23.4% to 28.9% as a result of our acquisition of an additional 5.5% ownership interest, as discussed previously. We receive pro rata cash distributions relating to this investment, typically in April, May, August and November of each year. In 2017, we received $52.4 million of pro rata cash distributions relating to this investment and we currently expect to continue to receive future distributions from PTL quarterly, subject to its financial performance.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period.

Operating Leases

As of March 31, 2018, we were in compliance with all covenants under these leases, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 9 of the Notes to our Consolidated Condensed Financial Statements for a description of our operating leases.

Off-Balance Sheet Arrangements

Refer to the disclosures provided in Part I, Item 1, Note 9 of the Notes to our Consolidated Condensed Financial Statements for a description of our off-balance sheet arrangements, which include lease obligations and a repurchase commitment related to our floor plan credit agreement with Mercedes Benz Financial Services Australia.

Cash Flows

Cash and cash equivalents increased by $7.1 million and $48.2 million during the three months ended March 31, 2018 and 2017, respectively. The major components of these changes are discussed below.

Cash Flows from Continuing Operating Activities

Cash provided by continuing operating activities was $174.8 million and $198.6 million during the three months ended March 31, 2018 and 2017, respectively. Cash flows from continuing operating activities includes net income, as adjusted for non-cash items and the effects of changes in working capital.

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

	Three Months Ended March 31,
(In millions)	2018	2017
Net cash from continuing operating activities as reported	$174.8	$198.6
Floor plan notes payable — non-trade as reported	(4.8)	63.0
Net cash from continuing operating activities including all floor plan notes payable	$170.0	$261.6

Cash Flows from Continuing Investing Activities

Cash used in continuing investing activities was $169.1 million and $342.1 million during the three months ended March 31, 2018 and 2017, respectively. Cash flows from continuing investing activities consist primarily of cash used for capital expenditures, proceeds from the sale of dealerships, and net expenditures for acquisitions and other investments. Capital expenditures were $64.7 million and $36.9 million during the three months ended March 31, 2018 and 2017, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our retail automotive segment and retail commercial truck segment capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit agreements. Proceeds from the sale of dealerships were $58.4 million and $9.0 million during the three months ended March 31, 2018 and 2017, respectively. Cash used in acquisitions and other investments, net of cash acquired, was $156.5 million and $314.2 million during the three months ended March 31, 2018 and 2017, respectively, and included cash used to repay sellers’ floor plan liabilities in such business acquisitions of $25.8 million and $81.2 million during the three months ended March 31, 2018 and 2017, respectively.

Cash Flows from Continuing Financing Activities

Cash provided by continuing financing activities was $0.6 million and $187.8 million during the three months ended March 31, 2018 and 2017, respectively. Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, net borrowings or repayments of floor plan notes payable non-trade, repurchases of common stock, and dividends.

We had net borrowings of long-term debt of $84.6 million and $153.1 million during the three months ended March 31, 2018 and 2017, respectively. We had net repayments of floor plan notes payable non-trade of $4.8 million and net borrowings of floor plan notes payable non-trade of $63.0 million during the three months ended March 31, 2018 and 2017, respectively. We repurchased common stock for a total of $50.0 million and $2.7 million during the three months ended March 31, 2018 and 2017, respectively. We also paid cash dividends to our stockholders of $29.2 million and $25.6 million during the three months ended March 31, 2018 and 2017, respectively.

Cash Flows from Discontinued Operations

Cash flows relating to discontinued operations are not currently considered, nor are they expected to be, material to our liquidity or our capital resources. Management does not believe that there are any material past, present or upcoming cash transactions relating to discontinued operations.

Related Party Transactions

Stockholders Agreement

Several of our directors and officers are affiliated with Penske Corporation or related entities. Roger S. Penske, our Chair of the Board and Chief Executive Officer, is also Chair of the Board and Chief Executive Officer of Penske Corporation, and through entities affiliated with Penske Corporation, our largest stockholder owning approximately 41% of our outstanding common stock. Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. (collectively, “Mitsui”) own approximately 16% of our outstanding common stock. Mitsui, Penske Corporation and certain other affiliates of Penske Corporation are parties to a stockholders agreement pursuant to which the Penske affiliated companies agreed to vote their shares for up to two directors who are representatives of Mitsui. In turn, Mitsui agreed to vote their shares for up to fourteen directors voted for by the Penske affiliated companies. This agreement terminates in March 2030, upon the mutual consent of the parties, or when either party no longer owns any of our common stock.

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

We own a 28.9% interest in PTL. PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui. We have also entered into other joint ventures with certain related parties as more fully discussed below.

Joint Venture Relationships

We are party to a number of joint ventures pursuant to which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of March 31, 2018, our retail automotive joint venture relationships included:

Location	Dealerships	Ownership Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Sprinter, Porsche	80.00	% (A) (B)
Greenwich, Connecticut	Mercedes-Benz	80.00	% (A) (B)
Northern Italy	BMW, MINI, Maserati, Porsche, Audi, Land Rover, Volvo, Mercedes-Benz, smart	84.00	% (B)
Aachen, Germany	Audi, Maserati, SEAT, Skoda, Volkswagen	75.35	% (B) (D)
Frankfurt, Germany	Lexus, Toyota, Volkswagen	50.00	% (C)
Barcelona, Spain	BMW, MINI	50.00	% (C)
Tokyo, Japan	BMW, MINI, Rolls-Royce, Ferrari, ALPINA	49.00	% (C)

(A)	An entity controlled by one of our directors, Lucio A. Noto, owns a 20% interest in this joint venture.
(B)	Entity is consolidated in our financial statements.
(C)	Entity is accounted for using the equity method of accounting.
(D)	In February 2018, we acquired an additional 7.4% ownership interest in this joint venture and now own 75.4%. We previously owned 68%.

Additionally, we are party to non-automotive joint ventures representing our investments in PTL (28.9%) and Penske Commercial Leasing Australia (28%) that are accounted for under the equity method.

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

Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in our 2017 annual report on Form 10-K filed February 22, 2018. Important factors that could cause actual results to differ materially from our expectations include the following:

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

•

the effect on our businesses of the trend of electrification of vehicle engines, new mobility technologies such as shared vehicle services, such as Uber and Lyft, and the eventual availability of driverless vehicles;

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

•

we are dependent on continued security and availability of our information technology systems and we may be subject to fines, penalties, and other costs under applicable privacy laws if we do not maintain our confidential customer and employee information properly;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR, the Bank of England Base Rate, or the Australian Bank Bill Swap Rate. Based on the amount outstanding under these facilities as of March 31, 2018, a 100 basis point change in interest rates would result in an approximate $2.8 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Australian Bank Bill Swap Rate, or the New Zealand Bank Bill Benchmark Rate.

Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the trailing twelve months ended March 31, 2018, a 100 basis point change in interest rates would result in an approximate $35.3 million change to our annual floor plan interest expense.

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

Foreign Currency Exchange Rates. As of March 31, 2018, we had consolidated operations in the U.K., Germany, Italy, Canada, Australia and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $275.7 million change to our revenues for the three months ended March 31, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, we repurchased 1,133,016 shares of our outstanding common stock from Mitsui for approximately $50.0 million, or an average of $44.13 per share, under our securities repurchase program approved by our Board of Directors. As of March 31, 2018, our remaining authorization under the program was $150.0 million.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
January 1 to January 31, 2018	—	$—	—	$200.0
February 1 to February 28, 2018	—	$—	—	$200.0
March 1 to March 31, 2018	1,133,016	$44.13	1,133,016	$150.0
	1,133,016		1,133,016

Item 6. Exhibits

EXHIBIT INDEX

Exhibit
No.	Description

10.1

Letter Agreement re: Second Amendment of PAG Stockholders Agreement, dated as of March 27, 2018, by and among Penske Corporation, Penske Automotive Holdings Corp., Mitsui & Co. Ltd. and Mitsui & Co. (U.S.A.), Inc. (incorporated by reference to exhibit 22 of Amendment No. 30 to Schedule 13D filed March 27, 2018).

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

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger S. Penske
Roger S. Penske
Date: April 27, 2018		Chief Executive Officer

	By:	/s/ J.D. Carlson
J.D. Carlson
Date: April 27, 2018		Chief Financial Officer