Form 10-Q
period 2018-06-30
PENSKE AUTOMOTIVE GROUP, INC.
filed 2018-07-27
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of July 23, 2018, there were 84,864,669 shares of voting common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
	(In millions, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$45.8	$45.7
Accounts receivable, net of allowance for doubtful accounts of $5.1 and $5.5	919.6	954.9
Inventories	3,895.1	3,944.1
Other current assets	97.5	81.8
Total current assets	4,958.0	5,026.5
Property and equipment, net	2,144.9	2,108.6
Goodwill	1,700.7	1,660.5
Other indefinite-lived intangible assets	474.1	474.0
Equity method investments	1,279.2	1,256.6
Other long-term assets	13.6	14.4
Total assets	$10,570.5	$10,540.6
LIABILITIES AND EQUITY
Floor plan notes payable	$2,278.0	$2,343.2
Floor plan notes payable — non-trade	1,325.7	1,418.6
Accounts payable	680.0	641.6
Accrued expenses	529.7	523.5
Current portion of long-term debt	92.3	72.8
Liabilities held for sale	0.7	0.7
Total current liabilities	4,906.4	5,000.4
Long-term debt	2,059.6	2,090.4
Deferred tax liabilities	530.8	481.5
Other long-term liabilities	547.9	540.3
Total liabilities	8,044.7	8,112.6
Commitments and contingent liabilities (Note 9)
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 84,865,069 shares issued and outstanding at June 30, 2018; 85,787,507 shares issued and outstanding at December 31, 2017	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	483.9	532.3
Retained earnings	2,199.7	2,009.4
Accumulated other comprehensive income (loss)	(186.4)	(146.5)
Total Penske Automotive Group stockholders’ equity	2,497.2	2,395.2
Non-controlling interest	28.6	32.8
Total equity	2,525.8	2,428.0
Total liabilities and equity	$10,570.5	$10,540.6

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Unaudited)
	(In millions, except per share amounts)
Revenue:
Retail automotive dealership	$5,455.5	$5,040.7	$10,751.5	$9,797.1
Retail commercial truck dealership	338.8	228.5	631.2	440.2
Commercial vehicle distribution and other	146.0	114.2	304.5	227.2
Total revenues	5,940.3	5,383.4	11,687.2	10,464.5
Cost of sales:
Retail automotive dealership	4,657.5	4,294.7	9,175.2	8,342.8
Retail commercial truck dealership	286.4	188.5	532.2	363.8
Commercial vehicle distribution and other	106.6	82.9	225.6	166.3
Total cost of sales	5,050.5	4,566.1	9,933.0	8,872.9
Gross profit	889.8	817.3	1,754.2	1,591.6
Selling, general and administrative expenses	675.4	622.0	1,338.5	1,223.7
Depreciation	25.7	23.3	51.3	45.7
Operating income	188.7	172.0	364.4	322.2
Floor plan interest expense	(19.9)	(15.5)	(38.8)	(29.2)
Other interest expense	(28.6)	(26.4)	(58.4)	(51.4)
Equity in earnings of affiliates	36.0	26.8	53.3	40.0
Income from continuing operations before income taxes	176.2	156.9	320.5	281.6
Income taxes	(41.0)	(50.2)	(77.6)	(91.3)
Income from continuing operations	135.2	106.7	242.9	190.3
Income (loss) from discontinued operations, net of tax	—	0.2	0.1	(0.4)
Net income	135.2	106.9	243.0	189.9
Less: Income attributable to non-controlling interests	0.6	0.7	0.3	1.1
Net income attributable to Penske Automotive Group common stockholders	$134.6	$106.2	$242.7	$188.8
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$1.59	$1.23	$2.84	$2.20
Discontinued operations	—	0.00	0.00	(0.00)
Net income attributable to Penske Automotive Group common stockholders	$1.59	$1.23	$2.84	$2.20
Shares used in determining basic earnings per share	84.9	86.1	85.4	85.9
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$1.58	$1.23	$2.84	$2.20
Discontinued operations	—	0.00	0.00	(0.00)
Net income attributable to Penske Automotive Group common stockholders	$1.58	$1.23	$2.84	$2.20
Shares used in determining diluted earnings per share	85.0	86.1	85.5	85.9
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$135.2	$106.7	$242.9	$190.3
Less: Income attributable to non-controlling interests	0.6	0.7	0.3	1.1
Income from continuing operations, net of tax	134.6	106.0	242.6	189.2
Income (loss) from discontinued operations, net of tax	—	0.2	0.1	(0.4)
Net income attributable to Penske Automotive Group common stockholders	$134.6	$106.2	$242.7	$188.8
Cash dividends per share	$0.35	$0.31	$0.69	$0.61

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Unaudited)
	(In millions)
Net income	$135.2	$106.9	$243.0	$189.9
Other comprehensive income:
Foreign currency translation adjustment	(68.3)	37.7	(37.6)	62.4
Other adjustments to comprehensive income, net	(4.5)	2.8	(3.4)	4.2
Other comprehensive (loss) income, net of tax	(72.8)	40.5	(41.0)	66.6
Comprehensive income	62.4	147.4	202.0	256.5
Less: Comprehensive (loss) income attributable to non-controlling interests	(0.5)	2.4	(0.8)	3.2
Comprehensive income attributable to Penske Automotive Group common stockholders	$62.9	$145.0	$202.8	$253.3

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2018	2017
	(Unaudited)
	(In millions)
Operating Activities:
Net income	$243.0	$189.9
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	51.3	45.7
Earnings of equity method investments	(45.3)	(34.1)
(Income) loss from discontinued operations, net of tax	(0.1)	0.4
Deferred income taxes	48.5	89.2
Changes in operating assets and liabilities:
Accounts receivable	39.8	58.2
Inventories	93.3	(177.8)
Floor plan notes payable	(56.7)	66.7
Accounts payable and accrued expenses	28.7	86.1
Other	14.5	(3.8)
Net cash provided by continuing operating activities	417.0	320.5
Investing Activities:
Purchase of equipment and improvements	(118.8)	(113.4)
Proceeds from sale of dealerships	58.4	9.0
Proceeds from sale-leaseback transactions	5.8	—
Acquisitions net, including repayment of sellers’ floor plan notes payable of $25.8 and $99.0, respectively	(168.6)	(431.9)
Other	(3.0)	6.0
Net cash used in continuing investing activities	(226.2)	(530.3)
Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	797.0	1,012.0
Repayments under U.S. credit agreement revolving credit line	(870.0)	(929.0)
Net borrowings of other long-term debt	96.1	54.9
Net (repayments) borrowings of floor plan notes payable — non-trade	(92.9)	131.3
Repurchases of common stock	(55.8)	(8.5)
Dividends	(59.0)	(52.4)
Other	(6.1)	(5.8)
Net cash (used in) provided by continuing financing activities	(190.7)	202.5
Discontinued operations:
Net cash provided by discontinued operating activities	0.2	0.4
Net cash provided by discontinued investing activities	—	2.3
Net cash used in discontinued financing activities	—	(0.2)
Net cash provided by discontinued operations	0.2	2.5
Effect of exchange rate changes on cash and cash equivalents	(0.2)	1.5
Net change in cash and cash equivalents	0.1	(3.3)
Cash and cash equivalents, beginning of period	45.7	24.0
Cash and cash equivalents, end of period	$45.8	$20.7
Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest	$95.9	$78.9
Income taxes	24.1	8.3
Seller financed/assumed debt	—	3.8
Non cash activities:
Deferred consideration	$6.8	$—
Consideration transferred through common stock issuance	—	32.4
Contingent consideration	—	20.0

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF EQUITY

					Accumulated	Total
	Common Stock		Additional		Other	Penske
	Issued		Paid-in	Retained	Comprehensive	Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity
	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2017	85,787,507	$—	$532.3	$2,009.4	$(146.5)	$2,395.2	$32.8	$2,428.0
Adoption of ASC 606 (Note 1)	—	—	—	6.6	—	6.6	—	6.6
Equity compensation	330,186	—	9.0		—	9.0	—	9.0
Repurchases of common stock	(1,252,624)	—	(55.8)	—	—	(55.8)	—	(55.8)
Dividends	—	—	—	(59.0)	—	(59.0)	—	(59.0)
Purchase of subsidiary shares from non-controlling interest	—	—	(1.4)	—	—	(1.4)	(3.1)	(4.5)
Distributions to non-controlling interest	—	—	—	—	—	—	(0.7)	(0.7)
Foreign currency translation	—	—	—	—	(36.5)	(36.5)	(1.1)	(37.6)
Other	—	—	(0.2)	—	(3.4)	(3.6)	0.4	(3.2)
Net income	—	—	—	242.7	—	242.7	0.3	243.0
Balance, June 30, 2018	84,865,069	$—	$483.9	$2,199.7	$(186.4)	$2,497.2	$28.6	$2,525.8

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

We are a diversified international transportation services company that operates automotive and commercial truck dealerships principally in the United States, Canada, and Western Europe, and distributes commercial vehicles, diesel engines, gas engines, power systems and related parts and services principally in Australia and New Zealand.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $19.8 billion in total retail automotive dealership revenue we generated in 2017. As of June 30, 2018, we operated 341 retail automotive franchises, of which 151 franchises are located in the U.S. and 190 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the six months ended June 30, 2018, we retailed and wholesaled more than 330,000 vehicles. We are diversified geographically, with 53% of our total retail automotive dealership revenues in the six months ended June 30, 2018 generated in the U.S. and Puerto Rico and 47% generated outside the U.S. We offer over 40 vehicle brands, with 70% of our retail automotive dealership revenue in the six months ended June 30, 2018 generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products. We operate our franchised dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry.

We operate fourteen stand-alone used vehicle dealerships in the U.S. and the U.K. We acquired CarSense in the U.S. and CarShop in the U.K. in the first quarter of 2017 and acquired The Car People in the U.K. in January 2018. Our CarSense operations in the U.S. consist of five locations operating in the Philadelphia and Pittsburgh, Pennsylvania market areas, including southern New Jersey. Our CarShop operations in the U.K. consist of five retail locations and a vehicle preparation center operating principally throughout Southern England. The Car People operations in the U.K. consist of four retail locations operating across Northern England, which complement CarShop’s Southern England locations.

During the six months ended June 30, 2018, we acquired four retail automotive franchises and disposed of six retail automotive franchises. The four retail automotive franchises acquired are located in Italy and represent the Mercedes-Benz and smart brands.

Retail Commercial Truck Dealership. We operate a heavy and medium duty truck dealership group known as Premier Truck Group (“PTG”) with locations in Texas, Oklahoma, Tennessee, Georgia, and Canada. As of June 30, 2018, PTG operated twenty-one locations, including fifteen full-service dealerships and six collision centers, offering primarily Freightliner and Western Star branded trucks. One of these locations was acquired in April 2018 in Canada. PTG also offers a full range of used trucks available for sale as well as service and parts departments, providing a full range of maintenance and repair services.

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

Penske Truck Leasing. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation services and supply chain management. PTL is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental and contract maintenance, along with logistic services such as dedicated contract carriage, distribution center management, transportation management and lead logistics provider. On September 7, 2017, we acquired an additional 5.5% ownership interest in PTL from subsidiaries of GE Capital Global Holdings, LLC (collectively, “GE Capital”). Prior to this acquisition, we held a 23.4% ownership interest in PTL. PTL is currently owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. (“Mitsui”). GE Capital no longer owns any ownership interests in PTL. We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of June 30, 2018 and December 31, 2017 and for the three and six month periods ended June 30, 2018 and 2017 is unaudited, but includes all adjustments which our management believes to be necessary for the fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2017, which are included as part of our Annual Report on Form 10-K.

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

Our fixed rate debt consists of amounts outstanding under our senior subordinated notes and mortgage facilities. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 2), and we estimate the fair value of our mortgage facilities using a present value technique based on current market interest rates for similar types of financial instruments (Level 2). A summary of our fixed rate debt is as follows:

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% senior subordinated notes due 2020	$297.2	$294.0	$296.5	$301.7
5.75% senior subordinated notes due 2022	546.4	559.6	545.9	562.3
5.375% senior subordinated notes due 2024	297.4	292.8	297.2	300.2
5.50% senior subordinated notes due 2026	494.7	484.9	494.4	505.0
Mortgage facilities	245.8	243.2	235.5	233.4

Assets Held for Sale and Discontinued Operations

We had no entities newly classified as held for sale during the six months ended June 30, 2018 or 2017 that met the criteria to be classified as discontinued operations. The financial information for entities that were classified as discontinued operations prior to adoption of Accounting Standards Update No. 2014-08 are included in “Income (loss) from discontinued operations” in the accompanying consolidated condensed statements of income and “Liabilities held for sale” in the accompanying consolidated condensed balance sheets for all periods presented.

Disposals

During the six months ended June 30, 2018, we disposed of six retail automotive franchises. The results of operations for these businesses are included within continuing operations for the three and six months ended June 30, 2018 and 2017, as these franchises did not meet the criteria to be classified as held for sale and treated as discontinued operations.

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

The U.S. Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017. The Act modified several provisions of the Internal Revenue Code related to corporations, including a permanent corporate income tax rate reduction from 35% to 21%, effective January 1, 2018. The Act also significantly changed international tax laws for tax years beginning after December 31, 2017 and required a one-time mandatory deemed repatriation of all cumulative post-1986 foreign earnings and profits of a U.S. shareholder’s foreign subsidiaries, which we recognized in 2017, the year of enactment.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. SAB 118 provides a measurement period that should not extend beyond one year from the Act enactment date for companies to complete such income tax accounting under ASC 740. In accordance with SAB 118, we have analyzed and computed the U.S. tax impact of the Act to the best of our ability with the information available at this time and consider our conclusions to be reasonable estimates. Additional information gathering and analysis is underway to refine our detailed computations, primarily related to the earnings and profits and related foreign tax credits for the most recent tax year ended December 31, 2017. Any subsequent adjustments to our provisional estimates will be recorded to current tax expense or deferred tax expense (for foreign tax credit carryovers) in the quarter of 2018 when our analysis is considered final and complete. No adjustments were recorded during the first six months of 2018.

We have considered and analyzed the applicability of the global intangible low-taxed income (“GILTI”) provisions of the Act beginning in 2018 and its effect on our annualized effective tax rate for 2018. The effect of the GILTI inclusions on the 2018 annualized effective tax rate is not material. We have adopted the method of accounting for GILTI inclusions as a period expense and therefore have not accrued any deferred taxes in relation to this provision in the first six months of 2018 or in the 2017 consolidated financial statements.

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

The following tables summarize the impact of the adoption of ASC 606 on our consolidated condensed statement of income and consolidated condensed balance sheet for the three and six months ended and as of June 30, 2018:

	For the Three Months Ended June 30, 2018
Statement of Income	As	Without Adoption	Impact of Adoption
	Reported	of ASC 606	of ASC 606
Revenue:
Retail automotive dealership	$5,455.5	$5,453.3	$2.2
Retail commercial truck dealership	338.8	339.6	(0.8)
Commercial vehicle distribution and other	146.0	143.7	2.3

Cost of sales:
Retail automotive dealership	4,657.5	4,656.3	1.2
Retail commercial truck dealership	286.4	286.8	(0.4)
Commercial vehicle distribution and other	106.6	106.1	0.5

Gross profit	889.8	887.4	2.4
Income taxes	(41.0)	(40.3)	0.7
Net income	135.2	133.5	1.7

	For the Six Months Ended June 30, 2018
Statement of Income	As	Without Adoption	Impact of Adoption
	Reported	of ASC 606	of ASC 606
Revenue:
Retail automotive dealership	$10,751.5	$10,748.8	$2.7
Retail commercial truck dealership	631.2	631.1	0.1
Commercial vehicle distribution and other	304.5	300.7	3.8

Cost of sales:
Retail automotive dealership	9,175.2	9,173.4	1.8
Retail commercial truck dealership	532.2	532.1	0.1
Commercial vehicle distribution and other	225.6	223.9	1.7

Gross profit	1,754.2	1,751.2	3.0
Income taxes	(77.6)	(76.7)	0.9
Net income	243.0	240.9	2.1

	June 30, 2018
Balance Sheet	As	Without Adoption	Impact of ASC 606
	Reported	of ASC 606	Adoption
Assets
Accounts receivable	$919.6	$890.6	$29.0
Inventories	3,895.1	3,912.0	(16.9)

Liabilities and Equity
Accrued expenses	$529.7	$529.5	$0.2
Deferred tax liabilities	530.8	527.7	3.1
Retained earnings	2,199.7	2,190.9	8.8

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

We have a significant amount of leases for property and equipment that are classified as operating leases under current lease accounting guidance. The adoption of this ASU will result in a significant increase to our consolidated balance sheets for lease liabilities and right-of-use assets. We believe our current off-balance sheet leasing commitments are reflected in our credit rating. We are currently evaluating the other impacts the adoption of this accounting standard update will have on our consolidated financial statements. We are also in the process of evaluating and documenting any changes in controls and procedures that may be necessary as part of the adoption.

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments.” This ASU provides new guidance on eight specific cash flow issues related to how such cash receipts and cash payments should be presented in a statement of cash flows. For public companies, this ASU is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. The amendments from this update are to be applied retrospectively. We adopted this ASU retrospectively on January 1, 2018. The adoption of this accounting standard update did not have an impact on our consolidated cash flows for the six months ended June 30, 2018 and June 30, 2017.

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

Dealership Finance and Insurance Sales. Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non‑recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection and extended service contracts. These commissions are recorded as revenue at a point in time when the customer enters into the contract. Payment is typically due and collected within 30 days subsequent to the execution of the contract with the customer. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $25.7 million and $24.9 million as of June 30, 2018 and December 31, 2017, respectively.

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

Retail Automotive Dealership

The following tables disaggregate our retail automotive reportable segment revenue by product type and geographic location for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
Retail Automotive Dealership Revenue	2018	2017	2018	2017
New vehicle	$2,528.6	$2,401.7	$4,975.4	$4,709.1
Used vehicle	1,896.9	1,640.1	3,763.7	3,181.1
Finance and insurance, net	162.9	147.2	323.7	284.6
Service and parts	547.8	520.3	1,091.3	1,019.2
Fleet and wholesale	319.3	331.4	597.4	603.1
Total retail automotive dealership revenue	$5,455.5	$5,040.7	$10,751.5	$9,797.1

	Three Months Ended June 30,		Six Months Ended June 30,
Retail Automotive Dealership Revenue	2018	2017	2018	2017
U.S.	$2,953.9	$3,016.4	$5,704.8	$5,672.5
U.K.	2,107.0	1,721.3	4,299.8	3,547.7
Germany and Italy	394.6	303.0	746.9	576.9
Total retail automotive dealership revenue	$5,455.5	$5,040.7	$10,751.5	$9,797.1

Retail Commercial Truck Dealership

The following table disaggregates our retail commercial truck reportable segment revenue by product type for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
Retail Commercial Truck Dealership Revenue	2018	2017	2018	2017
New truck	$210.7	$116.5	$381.1	$227.2
Used truck	27.3	23.2	53.8	42.2
Finance and insurance, net	3.6	2.3	6.8	4.5
Service and parts	92.2	83.3	182.6	161.3
Wholesale	5.0	3.2	6.9	5.0
Total retail commercial truck dealership revenue	$338.8	$228.5	$631.2	$440.2

Commercial Vehicle Distribution and Other

The following table disaggregates our other reportable segment revenue by business for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
Commercial Vehicle Distribution and Other	2018	2017	2018	2017
Penske Commercial Vehicles Australia	$61.7	$57.8	$119.2	$120.9
Penske Power Systems	83.3	55.2	183.5	104.2
Other	1.0	1.2	1.8	2.1
Total commercial vehicle distribution and other revenue	$146.0	$114.2	$304.5	$227.2

Contract Balances

The following table summarizes our accounts receivable and unearned revenues as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Accounts receivable
Contracts in transit	$306.6	$356.1
Vehicle receivables	246.0	233.0
Manufacturer receivables	206.1	230.1
Trade receivables	153.2	136.7

Accrued expenses
Unearned revenues	$278.9	$302.6

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

Unearned revenues primarily relate to payments received from customers prior to satisfaction of our performance obligations, such as customer deposits and deferred revenues from operating leases. These amounts are presented within “Accrued expenses” on our consolidated balance sheets. Of the amounts recorded as unearned revenues as of December 31, 2017, $176.2 million was recognized as revenue during the six months ended June 30, 2018.

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

3. Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2018	2017
Retail automotive dealership new vehicles	$2,298.8	$2,344.1
Retail automotive dealership used vehicles	1,014.8	993.1
Retail automotive parts, accessories and other	124.8	141.7
Retail commercial truck dealership vehicles and parts	226.3	207.0
Commercial vehicle distribution vehicles, parts and engines	230.4	258.2
Total inventories	$3,895.1	$3,944.1

We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $13.6 million and $10.6 million during the three months ended June 30, 2018 and 2017, respectively, and $25.6 million and $20.7 million during the six months ended June 30, 2018 and 2017, respectively.

4. Business Combinations

During the six months ended June 30, 2018, we acquired The Car People, a stand-alone specialty retailer of used vehicles in the U.K. representing four locations; acquired four retail automotive franchises; and acquired one retail commercial truck dealership. During the six months ended June 30, 2017,  we acquired CarSense, a stand-alone specialty retailer of used vehicles in the U.S. representing five locations, acquired CarShop, a stand-alone specialty retailer of used vehicles in the U.K. representing five retail locations and a vehicle preparation center,  and acquired six retail automotive franchises. Our financial statements include the results of operations of the acquired entities from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements, and may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the six months ended June 30, 2018 and 2017 follows:

	June 30,
	2018	2017
Accounts receivable	$3.6	$6.9
Inventories	62.8	130.3
Other current assets	—	2.5
Property and equipment	52.6	12.8
Indefinite-lived intangibles	73.9	362.1
Other noncurrent assets	—	0.1
Current liabilities	(16.9)	(23.8)
Noncurrent liabilities	(0.6)	(2.8)
Total consideration	175.4	488.1
Deferred consideration	(6.8)	—
Consideration transferred through common stock issuance	—	(32.4)
Contingent consideration	—	(20.0)
Seller financed/assumed debt	—	(3.8)
Total cash used in acquisitions	$168.6	$431.9

The following unaudited consolidated pro forma results of operations of PAG for the three and six months ended June 30, 2018 and 2017 give effect to acquisitions consummated during 2018 and 2017 as if they had occurred effective at the beginning of the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$5,940.3	$5,487.3	$11,707.4	$10,810.1
Income from continuing operations	135.2	107.8	243.0	194.5
Net income	134.6	107.3	242.8	193.1
Income from continuing operations per diluted common share	$1.58	$1.24	$2.84	$2.25
Net income per diluted common share	$1.58	$1.25	$2.84	$2.25

5. Intangible Assets

Following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the six months ended June 30, 2018:

		Other Indefinite-
		Lived Intangible
	Goodwill	Assets
Balance, January 1, 2018	$1,660.5	$474.0
Additions	65.0	8.9
Disposals	(6.7)	(3.3)
Foreign currency translation	(18.1)	(5.5)
Balance, June 30, 2018	$1,700.7	$474.1

The additions and disposals during the six months ended June 30, 2018 were within our Retail Automotive and Retail Commercial Truck reportable segments.  During the six months ended June 30, 2018 we sold six franchises and terminated several franchises. As of June 30, 2018, the goodwill balance within our Retail Automotive, Retail Commercial Truck, and Other reportable segments was $1,456.3 million, $163.3 million and $81.1 million, respectively. There is no goodwill recorded in our Non-Automotive Investments reportable segment.

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

The weighted average interest rate on floor plan borrowings was 2.1% for the six months ended June 30, 2018 and 1.7% for the six months ended June 30, 2017. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as “Floor plan notes payable

— non-trade” on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.

7. Earnings Per Share

Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested equity awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for any dilutive effects. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Weighted average number of common shares outstanding	84,941,932	86,101,711	85,443,607	85,852,971
Effect of non-participatory equity compensation	40,000	40,000	40,000	40,000
Weighted average number of common shares outstanding, including effect of dilutive securities	84,981,932	86,141,711	85,483,607	85,892,971

8. Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2018	2017
U.S. credit agreement — revolving credit line	$99.0	$172.0
U.K. credit agreement — revolving credit line	76.6	47.3
U.K. credit agreement — overdraft line of credit	—	—
3.75% senior subordinated notes due 2020	297.2	296.5
5.75% senior subordinated notes due 2022	546.4	545.9
5.375% senior subordinated notes due 2024	297.4	297.2
5.50% senior subordinated notes due 2026	494.7	494.4
Australia capital loan agreement	36.3	39.0
Australia working capital loan agreement	5.1	—
Mortgage facilities	245.8	235.5
Other	53.4	35.4
Total long-term debt	2,151.9	2,163.2
Less: current portion	(92.3)	(72.8)
Net long-term debt	$2,059.6	$2,090.4

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

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of June 30, 2018, we had $99.0 million of revolver borrowings outstanding under the U.S. credit agreement.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £150.0 million revolving credit agreement with the Royal Bank of Scotland plc (RBS) and BMW Financial Services (GB) Limited, and an additional demand overdraft line of credit with RBS (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes. The loans mature on the termination date of the facility, which is December 19, 2019. The revolving loans bear interest between defined LIBOR plus 1.35% and defined LIBOR plus 3.0% and the demand overdraft line of credit bears interest at the Bank of England Base Rate plus 1.75%. As of June 30, 2018, outstanding loans under the U.K. credit agreement amounted to £58.0 million ($76.6 million).

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

Australia Loan Agreements

Penske Commercial Vehicles Australia and Penske Power Systems are party to two facilities with Volkswagen Financial Services Australia Pty Limited representing a five-year AU $50.0 million capital loan and a one-year AU $50.0 million working capital loan. Both facilities are subject to annual extensions. These agreements each provide the lender with a secured interest in all assets of these businesses. The loans bear interest at the Australian BBSW 30-day Bill Rate plus 3.0%. Irrespective of the term of the agreements, both agreements provide the lender with the ability to call the loans on 90 days’ notice. These facilities are also guaranteed by our U.S. parent company up to AU $50.0 million. As of June 30, 2018, we had AU $49.0 million ($36.3 million) outstanding under the capital loan agreement and AU $6.9 million ($5.1 million) outstanding under the working capital loan agreement.

Mortgage Facilities

We are party to several mortgages that bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of June 30, 2018, we owed $245.8 million of principal under our mortgage facilities.

9. Commitments and Contingent Liabilities

We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of June 30, 2018, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

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

We have $36.5 million of letters of credit outstanding as of June 30, 2018, and have posted $27.0 million of surety bonds in the ordinary course of business.

10. Equity

During the six months ended June 30, 2018, we repurchased or acquired 1,252,624 shares of our common stock. In the first quarter of 2018, we repurchased 1,133,016 shares of our outstanding common stock from Mitsui for $50.0 million, or an average of $44.13 per share, under our securities repurchase program approved by our Board of Directors. While we did not repurchase any common stock under this program during the second quarter of 2018, we acquired 119,608 shares of our common stock for $5.8 million, or an average of $48.61 per share, from employees in connection with a net share settlement feature of employee equity awards. As of June 30, 2018, our remaining authorization under our securities repurchase program was $150.0 million.

11. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and the reclassifications out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2018 and 2017, respectively, attributable to Penske Automotive Group common stockholders follows:

Three Months Ended June 30, 2018

	Foreign
	Currency
	Translation	Other	Total
Balance at March 31, 2018	$(103.3)	$(11.4)	$(114.7)
Other comprehensive income before reclassifications	(67.2)	(4.5)	(71.7)
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—
Net current period other comprehensive income	(67.2)	(4.5)	(71.7)
Balance at June 30, 2018	$(170.5)	$(15.9)	$(186.4)

Three Months Ended June 30, 2017

	Foreign
	Currency
	Translation	Other	Total
Balance at March 31, 2017	$(205.7)	$(19.3)	$(225.0)
Other comprehensive income before reclassifications	36.0	2.8	38.8
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—
Net current period other comprehensive income	36.0	2.8	38.8
Balance at June 30, 2017	$(169.7)	$(16.5)	$(186.2)

Six Months Ended June 30, 2018

	Foreign
	Currency
	Translation	Other	Total
Balance at December 31, 2017	$(134.0)	$(12.5)	$(146.5)
Other comprehensive income before reclassifications	(36.5)	(3.4)	(39.9)
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—
Net current period other comprehensive income	(36.5)	(3.4)	(39.9)
Balance at June 30, 2018	$(170.5)	$(15.9)	$(186.4)

Six Months Ended June 30, 2017

	Foreign
	Currency
	Translation	Other	Total
Balance at December 31, 2016	$(230.0)	$(20.7)	$(250.7)
Other comprehensive income before reclassifications	60.3	4.2	64.5
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—
Net current period other comprehensive income	60.3	4.2	64.5
Balance at June 30, 2017	$(169.7)	$(16.5)	$(186.2)

12. Segment Information

Our operations are organized by management into operating segments by line of business and geography. We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations and other non-automotive consolidated operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations. The Retail Automotive reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and our retail automotive joint ventures. The individual dealership operations included in the Retail Automotive reportable segment represent six operating segments: Eastern, Central, and Western United States, Stand-Alone Used United States, International, and Stand-Alone Used International. These operating segments have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and/or used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). Revenue and segment income for the three and six months ended June 30, 2018 and 2017 follows:

Three Months Ended June 30

	Retail	Retail Commercial		Non-Automotive	Intersegment
	Automotive	Truck	Other	Investments	Elimination	Total
Revenues
2018	$5,455.5	$338.8	$146.0	$—	$—	$5,940.3
2017	5,040.7	228.5	114.2	—	—	5,383.4
Segment income
2018	$117.0	$16.0	$8.2	$35.0	$—	$176.2
2017	120.8	9.3	1.6	25.2	—	156.9

Six Months Ended June 30

	Retail	Retail Commercial		Non-Automotive	Intersegment
	Automotive	Truck	Other	Investments	Elimination	Total
Revenues
2018	$10,751.5	$631.2	$304.5	$—	$—	$11,687.2
2017	9,797.1	440.2	227.2	—	—	10,464.5
Segment income
2018	$223.6	$28.1	$17.8	$51.0	$—	$320.5
2017	225.6	15.8	2.5	37.7	—	281.6

13. Condensed Consolidating Financial Information

The following tables include condensed consolidating financial information as of June 30, 2018 and December 31, 2017 and for the three and six month periods ended June 30, 2018 and 2017 for Penske Automotive Group, Inc. (as the issuer of the 5.75% Notes, the 5.375% Notes, the 5.50% Notes, and the 3.75% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing non-U.S. entities). Guarantor subsidiaries are directly or indirectly 100% owned by PAG, and the guarantees are full and unconditional, and joint and several. The guarantees may be released under certain circumstances upon resale, or transfer by us of the stock of the related guarantor or all or substantially all of the assets of the guarantor to a non-affiliate.

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2018

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Cash and cash equivalents	$45.8	$—	$—	$0.4	$45.4
Accounts receivable, net	919.6	(472.2)	472.2	421.5	498.1
Inventories	3,895.1	—	—	1,893.0	2,002.1
Other current assets	97.5	—	6.0	20.4	71.1
Total current assets	4,958.0	(472.2)	478.2	2,335.3	2,616.7
Property and equipment, net	2,144.9	—	2.7	1,019.3	1,122.9
Intangible assets	2,174.8	—	—	1,328.7	846.1
Equity method investments	1,279.2	—	1,209.9	—	69.3
Other long-term assets	13.6	(2,784.9)	2,789.8	4.3	4.4
Total assets	$10,570.5	$(3,257.1)	$4,480.6	$4,687.6	$4,659.4
Floor plan notes payable	$2,278.0	$—	$—	$1,221.5	$1,056.5
Floor plan notes payable — non-trade	1,325.7	—	198.4	503.2	624.1
Accounts payable	680.0	—	4.2	163.5	512.3
Accrued expenses	529.7	(472.2)	1.1	163.9	836.9
Current portion of long-term debt	92.3	—	—	5.0	87.3
Liabilities held for sale	0.7	—	—	0.7	—
Total current liabilities	4,906.4	(472.2)	203.7	2,057.8	3,117.1
Long-term debt	2,059.6	(148.0)	1,751.1	191.2	265.3
Deferred tax liabilities	530.8	—	—	529.8	1.0
Other long-term liabilities	547.9	—	—	64.4	483.5
Total liabilities	8,044.7	(620.2)	1,954.8	2,843.2	3,866.9
Total equity	2,525.8	(2,636.9)	2,525.8	1,844.4	792.5
Total liabilities and equity	$10,570.5	$(3,257.1)	$4,480.6	$4,687.6	$4,659.4

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2017

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Cash and cash equivalents	$45.7	$—	$—	$14.8	$30.9
Accounts receivable, net	954.9	(463.6)	463.6	523.8	431.1
Inventories	3,944.1	—	—	1,935.0	2,009.1
Other current assets	81.8	—	7.3	16.8	57.7
Total current assets	5,026.5	(463.6)	470.9	2,490.4	2,528.8
Property and equipment, net	2,108.6	—	3.3	1,032.9	1,072.4
Intangible assets	2,134.5	—	—	1,334.6	799.9
Equity method investments	1,256.6	—	1,186.9	—	69.7
Other long-term assets	14.4	(2,772.7)	2,777.8	4.6	4.7
Total assets	$10,540.6	$(3,236.3)	$4,438.9	$4,862.5	$4,475.5
Floor plan notes payable	$2,343.2	$—	$—	$1,272.4	$1,070.8
Floor plan notes payable — non-trade	1,418.6	—	196.6	601.9	620.1
Accounts payable	641.6	—	3.9	194.4	443.3
Accrued expenses	523.5	(463.6)	1.0	165.2	820.9
Current portion of long-term debt	72.8	—	—	5.5	67.3
Liabilities held for sale	0.7	—	—	0.7	—
Total current liabilities	5,000.4	(463.6)	201.5	2,240.1	3,022.4
Long-term debt	2,090.4	(150.2)	1,809.4	191.6	239.6
Deferred tax liabilities	481.5	—	—	480.1	1.4
Other long-term liabilities	540.3	—	—	64.7	475.6
Total liabilities	8,112.6	(613.8)	2,010.9	2,976.5	3,739.0
Total equity	2,428.0	(2,622.5)	2,428.0	1,886.0	736.5
Total liabilities and equity	$10,540.6	$(3,236.3)	$4,438.9	$4,862.5	$4,475.5

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2018

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Revenues	$5,940.3	$—	$—	$3,071.8	$2,868.5
Cost of sales	5,050.5	—	—	2,582.3	2,468.2
Gross profit	889.8	—	—	489.5	400.3
Selling, general and administrative expenses	675.4	—	6.6	359.7	309.1
Depreciation	25.7	—	0.4	13.7	11.6
Operating income	188.7	—	(7.0)	116.1	79.6
Floor plan interest expense	(19.9)	—	(1.8)	(12.3)	(5.8)
Other interest expense	(28.6)	—	(18.9)	(2.0)	(7.7)
Equity in earnings of affiliates	36.0	—	35.0	—	1.0
Equity in earnings of subsidiaries	—	(168.3)	168.3	—	—
Income from continuing operations before income taxes	176.2	(168.3)	175.6	101.8	67.1
Income taxes	(41.0)	39.4	(41.0)	(27.4)	(12.0)
Income from continuing operations	135.2	(128.9)	134.6	74.4	55.1
Income from discontinued operations, net of tax	—	—	—	—	—
Net income	135.2	(128.9)	134.6	74.4	55.1
Other comprehensive (loss) income, net of tax	(72.8)	68.1	(72.8)	—	(68.1)
Comprehensive income	62.4	(60.8)	61.8	74.4	(13.0)
Less: Comprehensive (loss) income attributable to non-controlling interests	(0.5)	1.1	(1.1)	—	(0.5)
Comprehensive income attributable to Penske Automotive Group common stockholders	$62.9	$(61.9)	$62.9	$74.4	$(12.5)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2017

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Revenues	$5,383.4	$—	$—	$3,034.8	$2,348.6
Cost of sales	4,566.1	—	—	2,550.4	2,015.7
Gross profit	817.3	—	—	484.4	332.9
Selling, general and administrative expenses	622.0	—	6.2	344.5	271.3
Depreciation	23.3	—	0.4	13.2	9.7
Operating income	172.0	—	(6.6)	126.7	51.9
Floor plan interest expense	(15.5)	—	(1.1)	(9.7)	(4.7)
Other interest expense	(26.4)	—	(17.8)	(2.2)	(6.4)
Equity in earnings of affiliates	26.8	—	25.2	—	1.6
Equity in earnings of subsidiaries	—	(156.6)	156.6	—	—
Income from continuing operations before income taxes	156.9	(156.6)	156.3	114.8	42.4
Income taxes	(50.2)	50.3	(50.2)	(41.2)	(9.1)
Income from continuing operations	106.7	(106.3)	106.1	73.6	33.3
Income from discontinued operations, net of tax	0.2	(0.2)	0.2	0.2	—
Net income	106.9	(106.5)	106.3	73.8	33.3
Other comprehensive income, net of tax	40.5	(37.6)	40.5	—	37.6
Comprehensive income	147.4	(144.1)	146.8	73.8	70.9
Less: Comprehensive income attributable to non-controlling interests	2.4	(1.6)	1.6	—	2.4
Comprehensive income attributable to Penske Automotive Group common stockholders	$145.0	$(142.5)	$145.2	$73.8	$68.5

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2018

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Revenues	$11,687.2	$—	$—	$5,928.3	$5,758.9
Cost of sales	9,933.0	—	—	4,977.5	4,955.5
Gross profit	1,754.2	—	—	950.8	803.4
Selling, general and administrative expenses	1,338.5	—	12.8	703.0	622.7
Depreciation	51.3	—	0.8	27.3	23.2
Operating income	364.4	—	(13.6)	220.5	157.5
Floor plan interest expense	(38.8)	—	(3.4)	(23.6)	(11.8)
Other interest expense	(58.4)	—	(39.7)	(3.9)	(14.8)
Equity in earnings of affiliates	53.3	—	51.0	—	2.3
Equity in earnings of subsidiaries	—	(325.9)	325.9	—	—
Income from continuing operations before income taxes	320.5	(325.9)	320.2	193.0	133.2
Income taxes	(77.6)	79.2	(77.6)	(52.4)	(26.8)
Income from continuing operations	242.9	(246.7)	242.6	140.6	106.4
Income from discontinued operations, net of tax	0.1	(0.1)	0.1	0.1	—
Net income	243.0	(246.8)	242.7	140.7	106.4
Other comprehensive (loss) income, net of tax	(41.0)	36.6	(41.0)	—	(36.6)
Comprehensive income	202.0	(210.2)	201.7	140.7	69.8
Less: Comprehensive (loss) income attributable to non-controlling interests	(0.8)	1.1	(1.1)	—	(0.8)
Comprehensive income attributable to Penske Automotive Group common stockholders	$202.8	$(211.3)	$202.8	$140.7	$70.6

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2017

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Revenues	$10,464.5	$—	$—	$5,702.7	$4,761.8
Cost of sales	8,872.9	—	—	4,781.6	4,091.3
Gross profit	1,591.6	—	—	921.1	670.5
Selling, general and administrative expenses	1,223.7	—	12.2	682.9	528.6
Depreciation	45.7	—	0.8	25.9	19.0
Operating income	322.2	—	(13.0)	212.3	122.9
Floor plan interest expense	(29.2)	—	(2.1)	(18.1)	(9.0)
Other interest expense	(51.4)	—	(34.3)	(4.3)	(12.8)
Equity in earnings of affiliates	40.0	—	37.7	—	2.3
Equity in earnings of subsidiaries	—	(292.3)	292.3	—	—
Income from continuing operations before income taxes	281.6	(292.3)	280.6	189.9	103.4
Income taxes	(91.3)	95.2	(91.3)	(73.8)	(21.4)
Income from continuing operations	190.3	(197.1)	189.3	116.1	82.0
Loss from discontinued operations, net of tax	(0.4)	0.4	(0.4)	(0.4)	—
Net income	189.9	(196.7)	188.9	115.7	82.0
Other comprehensive income, net of tax	66.6	(61.1)	66.6	—	61.1
Comprehensive income	256.5	(257.8)	255.5	115.7	143.1
Less: Comprehensive income attributable to non-controlling interests	3.2	(2.0)	2.0	—	3.2
Comprehensive income attributable to Penske Automotive Group common stockholders	$253.3	$(255.8)	$253.5	$115.7	$139.9

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2018

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group	Subsidiaries	Subsidiaries
Net cash provided by (used in) continuing operating activities	$417.0	$(24.5)	$357.2	$84.3
Investing activities:
Purchase of equipment and improvements	(118.8)	(0.4)	(68.4)	(50.0)
Proceeds from sale of dealerships	58.4	—	55.9	2.5
Proceeds from sale-leaseback transactions	5.8	—	—	5.8
Acquisitions, net	(168.6)	—	—	(168.6)
Other	(3.0)	(1.9)	—	(1.1)
Net cash (used in) provided by continuing investing activities	(226.2)	(2.3)	(12.5)	(211.4)
Financing activities:
Net borrowings (repayments) of long-term debt	23.1	(73.0)	(56.5)	152.6
Net (repayments) borrowings of floor plan notes payable — non-trade	(92.9)	1.8	(98.8)	4.1
Repurchases of common stock	(55.8)	(55.8)	—	—
Dividends	(59.0)	(59.0)	—	—
Other	(6.1)	(0.3)	(5.8)	—
Distributions from (to) parent	—	213.1	(198.2)	(14.9)
Net cash (used in) provided by continuing financing activities	(190.7)	26.8	(359.3)	141.8
Net cash provided by discontinued operations	0.2	—	0.2	—
Effect of exchange rate changes on cash and cash equivalents	(0.2)	—	—	(0.2)
Net change in cash and cash equivalents	0.1	—	(14.4)	14.5
Cash and cash equivalents, beginning of period	45.7	—	14.8	30.9
Cash and cash equivalents, end of period	$45.8	$—	$0.4	$45.4

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2017

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group	Subsidiaries	Subsidiaries
Net cash provided by (used in) continuing operating activities	$320.5	$(50.5)	$252.6	$118.4
Investing activities:
Purchase of equipment and improvements	(113.4)	(1.4)	(49.4)	(62.6)
Proceeds from sale of dealerships	9.0	—	9.0	—
Acquisitions, net	(431.9)	—	(316.9)	(115.0)
Other	6.0	6.0	—	—
Net cash (used in) provided by continuing investing activities	(530.3)	4.6	(357.3)	(177.6)
Financing activities:
Net borrowings of long-term debt	137.9	83.0	10.8	44.1
Net borrowings of floor plan notes payable — non-trade	131.3	29.6	80.2	21.5
Repurchases of common stock	(8.5)	(8.5)	—	—
Dividends	(52.4)	(52.4)	—	—
Other	(5.8)	(5.8)	—	—
Distributions from (to) parent	—	—	3.7	(3.7)
Net cash provided by continuing financing activities	202.5	45.9	94.7	61.9
Net cash provided by discontinued operations	2.5	—	2.5	—
Effect of exchange rate changes on cash and cash equivalents	1.5	—	—	1.5
Net change in cash and cash equivalents	(3.3)	—	(7.5)	4.2
Cash and cash equivalents, beginning of period	24.0	—	9.4	14.6
Cash and cash equivalents, end of period	$20.7	$—	$1.9	$18.8

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

Overview

We are a diversified international transportation services company that operates automotive and commercial truck dealerships principally in the United States, Canada, and Western Europe, and distributes commercial vehicles, diesel engines, gas engines, power systems and related parts and services principally in Australia and New Zealand. We employ more than 26,000 people worldwide.

During the six months ended June 30, 2018, our business generated $11.7 billion in total revenue, which is comprised of $10.8 billion from retail automotive dealerships, $631.2 million from retail commercial truck dealerships and $304.5 million from commercial vehicle distribution and other operations.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $19.8 billion in total retail automotive dealership revenue we generated in 2017. As of June 30, 2018, we operated 341 retail automotive franchises, of which 151 franchises are located in the U.S. and 190 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the six months ended June 30, 2018, we retailed and wholesaled more than 330,000 vehicles. We are diversified geographically, with 53% of our total retail automotive dealership revenues in the six months ended June 30, 2018 generated in the U.S. and Puerto Rico and 47% generated outside the U.S. We offer over 40 vehicle brands, with 70% of our retail automotive dealership revenue in the six months ended June 30, 2018 generated from premium brands, such as Audi, BMW, Mercedes-Benz and Porsche. Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products.

We operate fourteen stand-alone used vehicle dealerships in the U.S. and the U.K. We acquired CarSense in the U.S. and CarShop in the U.K. in the first quarter of 2017 and acquired The Car People in the U.K. in January 2018. Our CarSense operations in the U.S. consist of five locations operating in the Philadelphia and Pittsburgh, Pennsylvania market areas, including southern New Jersey. Our CarShop operations in the U.K. consist of five retail locations and a vehicle preparation center operating principally throughout Southern England. The Car People operations in the U.K. consist of four retail locations operating across Northern England, which complement CarShop’s Southern England locations.

Retail automotive dealerships represented 92.0% of our total revenues and 89.9% of our total gross profit in the six months ended June 30, 2018.

Retail Commercial Truck Dealership. We operate a heavy and medium duty truck dealership group known as Premier Truck Group (“PTG”) with locations in Texas, Oklahoma, Tennessee, Georgia, and Canada. As of June 30, 2018, PTG operated twenty-one locations, including fifteen full-service dealerships and six collision centers, offering primarily Freightliner and Western Star branded trucks. One of these locations was acquired in April 2018 in Canada. PTG also offers a full range of used trucks available for sale as well as service and parts departments, providing a full range of maintenance and repair services.

This business represented 5.4% of our total revenues and 5.6% of our total gross profit in the six months ended June 30, 2018.

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

These businesses represented 2.6% of our total revenues and 4.5% of our total gross profit in the six months ended June 30, 2018.

Penske Truck Leasing. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation services and supply chain management. PTL is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental and contract maintenance, along with logistic services such as dedicated contract carriage, distribution center management, transportation management and lead logistics provider. On September 7, 2017, we acquired an additional 5.5% ownership interest in PTL from subsidiaries of GE Capital Global Holdings, LLC (collectively, “GE Capital”). Prior to this acquisition, we held a 23.4% ownership interest in PTL. PTL is currently owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. (“Mitsui”). GE Capital no longer owns any ownership interests in PTL. We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments.

Outlook

Retail Automotive Dealership. For the six months ended June 30, 2018, U.S. light vehicle sales increased 1.9%, as compared to the same period last year, to 8.6 million units, with an increase of 10.0% in sales of trucks, crossovers and sport utility vehicles and a decrease of 11.8% in sales of passenger cars. We believe the sales of trucks, crossovers and sport utility vehicles will continue to outperform passenger car sales, largely due to consumer preference. We believe the U.S. market for new light vehicle sales remains strong, but has plateaued and may be impacted in future periods by the level of OEM incentives, increasing lease returns, generally low interest rates, strong credit availability, low levels of unemployment, the age of vehicles on the road, vehicle innovation, and tax reform, although actual sales may differ materially. We also expect to see strength across the used vehicle market throughout the remainder of 2018, as the number of lease returns increases providing customers with an additional supply of affordable late model, low mileage vehicles from which to choose.

For the six months ended June 30, 2018, U.K. new vehicle registrations decreased 6.3%, as compared to the same period last year, to 1.3 million registrations. We believe the year over year decline is largely due to a pull forward of demand in March 2017 due to an increase in vehicle purchases in advance of the Vehicle Excise Duty Tax which went into effect April 1, 2017, partially offset by increased demand in the second quarter of 2018 due to additional manufacturer incentives. Premium/luxury unit sales, which account for approximately 86% of our U.K. new unit sales, continue to outperform the overall market, declining 3.9% in the first six months of 2018. U.K. sales are being negatively affected by the uncertainty of residual values and potentially higher taxes on diesel powered vehicles, as the U.K. and Western European countries consider the ramifications of diesel engines on the environment. Sales of diesel powered vehicles experienced a 30.2% decline, while non-diesel vehicles experienced a 12.4% increase in sales during the six months ended June 30, 2018. The March 2019 planned exit from the European Union (“Brexit”) may be causing and may continue to cause economic and political uncertainty, potentially impacting the economic environment, which may lead to further declines in new vehicle registrations in future periods. Since no country has previously left the

European Union, the outcome of any future negotiations between the U.K. and the European Union is uncertain and may affect the timing, terms of trade, and the level of new vehicle registrations in those markets.

Retail Commercial Truck Dealership. For the six months ended June 30, 2018, North American sales of Class 5-8 heavy and medium duty trucks, the principal vehicles for our PTG business, increased 15.7% from the same period last year to 270,650 units. The Class 5-7 medium-duty truck market increased 5.5% to 129,062 units, and Class 8 heavy-duty trucks, the largest North American market, increased 26.8% to 141,588 units from the same period last year. Generally strong economic conditions, improved freight metrics, and increased utilization are expected to continue to positively impact the truck market with stronger Class 8 retail unit sales in North America expected throughout the remainder of 2018 when compared to last year.

Commercial Vehicle Distribution. Our PCV Australia distribution business and the on-highway portion of our PPS business each operate principally in the Australian and New Zealand heavy and medium-duty truck markets. For the six months ended June 30, 2018, the Australian heavy-duty truck market reported sales of 6,820 units, representing an increase of 32.9% from the same period last year. For the six months ended June 30, 2018, the New Zealand market reported sales of 1,730 units, representing an increase of 9.8% from the same period last year. The brands we represent in Australia hold a 6.9% market share in the Australian heavy-duty truck market, and a 3.9% market share in New Zealand. The Australian heavy-duty commercial vehicle market has been experiencing increasing industry sales recently largely due to improvements in overall market conditions.  We expect the heavy and medium-duty truck and bus markets in Australia and New Zealand to continue to grow throughout the remainder of 2018, and also expect continued new order growth and engine repowers from the off-highway engine distribution business, in consideration of the improving market conditions in these countries.

Penske Truck Leasing. We expect PTL to benefit from continued strong demand for its full-service truck leasing, truck rental and contract maintenance, and logistics services resulting from continued positive economic conditions in the United States and customers’ desire to increase efficiency and lower costs by outsourcing non-core responsibilities such as fleet ownership. As a global logistics services provider, we also expect PTL to experience increased demand for its logistics supply chain solutions based primarily on optimizing the use of drivers, trucks, warehouses, and other services within the supply chain. As a result of recent improvements in the truck market, we have seen freight growth and improved conditions within PTL’s commercial truck rental business, an increase in the utilization rate of its fleet, and stabilization of used truck prices. We anticipate these improvements will continue throughout the remainder of 2018.

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

Aggregate revenue and gross profit increased $556.9 million and $72.5 million, or 10.3% and 8.9%, respectively, during the three months ended June 30, 2018 and increased $1,222.7 million and $162.6 million, or 11.7% and 10.2%, respectively, during the six months ended June 30, 2018, compared to the same periods in 2017. The increases are largely attributable to same-store increases in the new and used Retail Automotive and Retail Commercial Truck segments, finance and insurance, and service and parts revenue and gross profit.

As our various exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to weaken against the U.S. Dollar, our U.K. results of operations would translate into less U.S. Dollar reported results. Foreign currency average rate fluctuations increased revenue and gross profit by $158.4 million and $20.8 million, respectively, for the three months ended June 30, 2018, and increased revenue and gross profit by $455.5 million and $60.7 million, respectively, for the six months ended June 30, 2018. Foreign currency average rate fluctuations increased earnings per share from continuing operations by approximately $0.03 per share and $0.10 per share for the three and six months ended June 30, 2018, respectively. Excluding the impact of foreign currency average rate fluctuations, revenue and gross profit increased 7.4% and 6.3%, respectively, for the three months ended June 30, 2018, and increased 7.3% and 6.4%, respectively, for the six months ended June 30, 2018.

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

The results for the six months ended June 30, 2018 include a net benefit totaling $1.0 million after tax, or $0.01 per share, consisting of a $6.4 million net gain related to several retail automotive dealership actions including the sale of five locations and the termination of several franchises, partially offset by valuation adjustments on certain properties totaling $5.4 million.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Retail Automotive Dealership New Vehicle Data

(In millions, except unit and per unit amounts)

			2018 vs. 2017
New Vehicle Data	2018	2017	Change	% Change
New retail unit sales	61,071	63,919	(2,848)	(4.5)%
Same-store new retail unit sales	60,324	60,272	52	0.1%
New retail sales revenue	$2,528.6	$2,401.7	$126.9	5.3%
Same-store new retail sales revenue	$2,518.9	$2,347.1	$171.8	7.3%
New retail sales revenue per unit	$41,404	$37,575	$3,829	10.2%
Same-store new retail sales revenue per unit	$41,757	$38,942	$2,815	7.2%
Gross profit — new	$189.8	$190.3	$(0.5)	(0.3)%
Same-store gross profit — new	$188.6	$186.5	$2.1	1.1%
Average gross profit per new vehicle retailed	$3,109	$2,977	$132	4.4%
Same-store average gross profit per new vehicle retailed	$3,127	$3,095	$32	1.0%
Gross margin % — new	7.5%	7.9%	(0.4)%	(5.1)%
Same-store gross margin % — new	7.5%	7.9%	(0.4)%	(5.1)%

Units

Retail unit sales of new vehicles decreased from 2017 to 2018 due to a 2,900 unit decrease from net dealership divestitures, offset by a 52 unit, or 0.1%, increase in same-store new retail unit sales. Same-store units decreased 2.4% in the U.S. primarily due to a decrease in premium brand sales, partially offset by an increase in domestic brand sales. Same-store units increased 4.1% internationally due to an increase in the U.K. and Germany.

Revenues

New vehicle retail sales revenue increased from 2017 to 2018 due to  a $171.8 million, or 7.3%, increase in same-store revenues, offset by a $44.9 million decrease from net dealership divestitures. Excluding $63.6 million of favorable foreign currency fluctuations, same-store new retail revenue increased 4.6%. The same-store revenue increase is due to a  $2,815 per unit increase in comparative average selling prices (including a $1,056 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $169.6 million, coupled with an increase in same-store unit sales, which increased revenue by $2.2 million.

Gross Profit

Retail gross profit from new vehicle sales decreased from 2017 to 2018 due to a $2.6 million decrease from net dealership divestitures, offset by a $2.1 million, or 1.1%, increase in same-store gross profit. Excluding $5.4 million of favorable foreign currency fluctuations, same-store gross profit decreased 1.8%. The increase in same-store gross profit is due to a  $32 per unit increase in the average gross profit per new vehicle retailed (including a $90 per unit increase attributable to favorable foreign currency fluctuations), which increased gross profit by $1.9 million, coupled with an increase in same-store new retail unit sales, which increased gross profit by $0.2 million.

Retail Automotive Dealership Used Vehicle Data

(In millions, except unit and per unit amounts)

			2018 vs. 2017
Used Vehicle Data	2018	2017	Change	% Change
Used retail unit sales	73,143	66,208	6,935	10.5%
Same-store used retail unit sales	66,160	64,185	1,975	3.1%
Used retail sales revenue	$1,896.9	$1,640.1	$256.8	15.7%
Same-store used retail sales revenue	$1,790.5	$1,603.3	$187.2	11.7%
Used retail sales revenue per unit	$25,934	$24,772	$1,162	4.7%
Same-store used retail sales revenue per unit	$27,064	$24,980	$2,084	8.3%
Gross profit — used	$112.5	$93.8	$18.7	19.9%
Same-store gross profit — used	$104.1	$91.3	$12.8	14.0%
Average gross profit per used vehicle retailed	$1,538	$1,416	$122	8.6%
Same-store average gross profit per used vehicle retailed	$1,574	$1,423	$151	10.6%
Gross margin % — used	5.9%	5.7%	0.2%	3.5%
Same-store gross margin % — used	5.8%	5.7%	0.1%	1.8%

Units

Retail unit sales of used vehicles increased from 2017 to 2018 due to a 4,960 unit increase from net dealership acquisitions, coupled with a 1,975 unit, or 3.1%, increase in same-store used retail unit sales. Used units increased 23.1% internationally and decreased 0.9% in the U.S. The decrease of 0.9% is due to the divestiture of franchised dealerships in the U.S. The increase internationally is primarily due to our acquisitions of stand-alone used vehicle dealerships in the U.K. Same-store retail units for our U.S. and U.K stand-alone used vehicle dealerships increased 4.3% and 13.6%, respectively. Overall, same-store units increased 3.3% internationally and 2.9% in the U.S.

Revenues

Used vehicle retail sales revenue increased from 2017 to 2018 due to a $187.2 million, or 11.7%, increase in same-store revenues, coupled with  a $69.6 million increase from net dealership acquisitions. Excluding $56.5 million of favorable foreign currency fluctuations, same-store used retail revenue increased 8.2%. The same-store revenue increase is primarily due to a  $2,084 per unit increase in comparative average selling prices (including an $856 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $133.8 million, coupled with an increase in same-store used retail unit sales, which increased revenue by $53.4 million. Used retail sales revenue per unit was negatively impacted by lower selling prices from our stand-alone used vehicle dealerships in the U.S. and the U.K., which reduced used retail sales revenue per unit by $3,685. The average sales price per unit for our stand-alone used vehicle dealerships is $15,304 compared to $29,619 at our franchised dealerships.

Gross Profit

Retail gross profit from used vehicle sales increased from 2017 to 2018 due to a $12.8 million, or 14.0%, increase in same-store gross profit, coupled with a $5.9 million increase from net dealership acquisitions. Excluding $3.0 million of favorable foreign currency fluctuations, same-store gross profit increased 10.7%. The increase in same-store gross profit is due to a $151 per unit increase in average gross profit per used vehicle retailed (including a $45 per unit increase attributable to favorable foreign currency fluctuations), which increased gross profit by $9.7 million, coupled with an increase in same-store used retail unit sales, which increased gross profit by $3.1 million. The increase in used average gross profit per unit was partially offset by the impact of lower average selling prices for our stand-alone used vehicle dealerships, which reduced used average gross profit per unit by $124.

Retail Automotive Dealership Finance and Insurance Data

(In millions, except unit and per unit amounts)

			2018 vs. 2017
Finance and Insurance Data	2018	2017	Change	% Change
Total retail unit sales	134,214	130,127	4,087	3.1%
Total same-store retail unit sales	126,484	124,457	2,027	1.6%
Finance and insurance revenue	$162.9	$147.2	$15.7	10.7%
Same-store finance and insurance revenue	$157.8	$143.9	$13.9	9.7%
Finance and insurance revenue per unit	$1,213	$1,131	$82	7.3%
Same-store finance and insurance revenue per unit	$1,247	$1,157	$90	7.8%

Finance and insurance revenue increased from 2017 to 2018 due to a $13.9 million, or 9.7%, increase in same-store revenues, coupled with a $1.8 million increase from net dealership acquisitions. Excluding $4.0 million of favorable foreign currency fluctuations, same-store finance and insurance revenue increased 6.9%. The same-store revenue increase is due a $90 per unit increase in finance and insurance revenue per unit (including a $31 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $11.3 million, coupled with  an increase in same-store retail unit sales, which increased revenue by $2.6 million. Finance and insurance revenue per unit was partially offset by the impact of lower per unit amounts from our stand-alone used vehicle dealerships, which reduced average finance and insurance revenue per unit by $21. We believe the increase in same-store finance and insurance revenue per unit, particularly in the U.S., is primarily due to our efforts to increase finance and insurance revenue, which include additional training, adding resources to target underperforming locations, product penetration, and changes to product portfolios.

Retail Automotive Dealership Service and Parts Data

(In millions)

			2018 vs. 2017
Service and Parts Data	2018	2017	Change	% Change
Service and parts revenue	$547.8	$520.3	$27.5	5.3%
Same-store service and parts revenue	$542.9	$512.2	$30.7	6.0%
Gross profit — service and parts	$328.2	$309.7	$18.5	6.0%
Same-store service and parts gross profit	$322.9	$303.9	$19.0	6.3%
Gross margin % — service and parts	59.9%	59.5%	0.4%	0.7%
Same-store service and parts gross margin %	59.5%	59.3%	0.2%	0.3%

Revenues

Service and parts revenue increased from 2017 to 2018, with an increase of 19.3% internationally, offset by a decrease of 0.9% in the U.S due to net dealership divestitures. The overall increase in service and parts revenue is due to a $30.7 million, or 6.0%, increase in same-store revenues during the period, offset by a $3.2 million decrease from net dealership divestitures. Excluding $11.7 million of favorable foreign currency fluctuations, same-store service and parts revenue increased 3.7%. The increase in same-store revenue is due to a $30.8 million, or 8.9%, increase in customer pay revenue, a $0.6 million, or 1.6%, increase in vehicle preparation and body shop revenue, offset by a $0.7 million, or 0.5%, decrease in warranty revenue.

Gross Profit

Service and parts gross profit increased from 2017 to 2018 due to a $19.0 million, or 6.3%, increase in same-store gross profit during the period, offset by a $0.5 million decrease from net dealership divestitures. Excluding $6.6 million of favorable foreign currency fluctuations, same-store gross profit increased 4.1%. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $18.2 million, coupled with a  0.2% increase in gross margin, which increased gross profit by $0.8 million. The same-store gross profit increase is due to a $15.0 million, or 9.1%, increase in customer pay gross profit, a $1.5 million, or 2.2%, increase in warranty gross profit, and a $2.5 million, or 3.5%, increase in vehicle preparation and body shop gross profit.

Retail Commercial Truck Dealership Data

(In millions, except unit and per unit amounts)

			2018 vs. 2017
New Commercial Truck Data	2018	2017	Change	% Change
New retail unit sales	2,018	1,174	844	71.9%
Same-store new retail unit sales	1,988	1,174	814	69.3%
New retail sales revenue	$210.7	$116.5	$94.2	80.9%
Same-store new retail sales revenue	$207.1	$116.5	$90.6	77.8%
New retail sales revenue per unit	$104,418	$99,225	$5,193	5.2%
Same-store new retail sales revenue per unit	$104,173	$99,225	$4,948	5.0%
Gross profit — new	$9.5	$5.0	$4.5	90.0%
Same-store gross profit — new	$9.2	$5.0	$4.2	84.0%
Average gross profit per new truck retailed	$4,680	$4,300	$380	8.8%
Same-store average gross profit per new truck retailed	$4,607	$4,300	$307	7.1%
Gross margin % — new	4.5%	4.3%	0.2%	4.7%
Same-store gross margin % — new	4.4%	4.3%	0.1%	2.3%

Units

Retail unit sales of new trucks increased from 2017 to 2018 due to an 814 unit increase in same-store retail unit sales, coupled with a 30 unit increase from net dealership acquisitions. Same-store new truck units increased 69.3% from 2017 to 2018,  largely due to the 22.5% increase in the North American Class 8 heavy-duty truck market during the three months ended June 30, 2018.

Revenues

New commercial truck retail sales revenue increased from 2017 to 2018 due to a $90.6 million increase in same-store revenues, coupled with a $3.6 million increase from net dealership acquisitions. The same-store revenue increase is due to an increase in same-store new retail unit sales, which increased revenue by $84.8 million, coupled with a $4,948 per unit increase in comparative average selling prices, which increased revenue by $5.8 million.

Gross Profit

New commercial truck retail gross profit increased from 2017 to 2018 due to a $4.2 million increase in same-store gross profit, coupled with a $0.3 million increase from net dealership acquisitions. The increase in same-store gross profit is due to an increase in same-store new retail unit sales, which increased gross profit by $3.8 million, coupled with a $307 per unit increase in average gross profit per new truck retailed, which increased gross profit by $0.4 million.

			2018 vs. 2017
Used Commercial Truck Data	2018	2017	Change	% Change
Used retail unit sales	486	385	101	26.2%
Same-store used retail unit sales	485	385	100	26.0%
Used retail sales revenue	$27.3	$23.2	$4.1	17.7%
Same-store used retail sales revenue	$27.2	$23.2	$4.0	17.2%
Used retail sales revenue per unit	$56,175	$60,139	$(3,964)	(6.6)%
Same-store used retail sales revenue per unit	$56,165	$60,139	$(3,974)	(6.6)%
Gross profit — used	$3.1	$2.5	$0.6	24.0%
Same-store gross profit — used	$3.1	$2.5	$0.6	24.0%
Average gross profit per used truck retailed	$6,469	$6,503	$(34)	(0.5)%
Same-store average gross profit per used truck retailed	$6,445	$6,503	$(58)	(0.9)%
Gross margin % — used	11.4%	10.8%	0.6%	5.6%
Same-store gross margin % — used	11.4%	10.8%	0.6%	5.6%

Units

Retail unit sales of used trucks increased from 2017 to 2018 due to a 100 unit increase in same-store retail unit sales,  coupled with an increase from net dealership acquisitions. The increase from 2017 to 2018 is primarily due to a more stable used truck pricing environment due in part to the strong new truck environment driven by the strength of the U.S. economy, higher utilization rates, and our ability to proactively manage our used truck inventory through the purchase and sale of more desirable trucks.

Revenues

Used commercial truck retail sales revenue increased from 2017 to 2018 due to a $4.0 million increase in same-store revenues, coupled with a $0.1 million increase from net dealership acquisitions. The same-store revenue increase is due to the increase in same-store used retail unit sales, which increased revenue by $5.6 million, offset by a $3,974 per unit decrease in comparative average selling prices, which decreased revenue by $1.6 million.

Gross Profit

Used commercial truck retail gross profit increased from 2017 to 2018 due to a $0.6 million increase in same-store gross profit resulting from higher used retail unit sales.

			2018 vs. 2017
Service and Parts Data	2018	2017	Change	% Change
Service and parts revenue	$92.2	$83.3	$8.9	10.7%
Same-store service and parts revenue	$91.1	$83.3	$7.8	9.4%
Gross profit — service and parts	$35.9	$30.3	$5.6	18.5%
Same-store service and parts gross profit	$35.3	$30.3	$5.0	16.5%
Gross margin % — service and parts	38.9%	36.4%	2.5%	6.9%
Same-store service and parts gross margin %	38.7%	36.4%	2.3%	6.3%

Revenues

Service and parts revenue increased from 2017 to 2018 due to a $7.8 million increase in same-store revenues, coupled with a $1.1 million increase from net dealership acquisitions. Customer pay work represents approximately 85% of PTG’s service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The increase in same-store revenue is due to a $5.8 million, or 8.1%, increase in customer pay revenue, a $2.1 million, or 22.5%, increase in warranty revenue, offset by a $0.1 million, or 3.6%, decrease in body shop revenue.

Gross Profit

Service and parts gross profit increased from 2017 to 2018 due to a $5.0 million increase in same-store gross profit, coupled with a $0.6 million increase from net dealership acquisitions. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $3.0 million, coupled with a 2.3% increase in gross margin, which increased gross profit by $2.0 million. The same-store gross profit increase is due to a $3.7 million, or 16.2%, increase in customer pay gross profit, and a $1.3 million, or 29.4%, increase in warranty gross profit.

Commercial Vehicle Distribution Data

(In millions, except unit amounts)

			2018 vs. 2017
Penske Commercial Vehicles Australia Data	2018	2017	Change	% Change
Vehicle and parts unit sales	408	353	55	15.6%
Sales revenue	$61.7	$57.8	$3.9	6.7%
Gross profit	$13.0	$11.2	$1.8	16.1%

The increase in units and revenue for PCV Australia is primarily due to an improved truck and bus market in Australia and improved bus market in New Zealand in 2018 compared to 2017. The increase in gross profit from 2017 to 2018 is due to an overall improvement in market conditions, an increase in parts sales due to stronger demand, and a higher gross profit per unit.

			2018 vs. 2017
Penske Power Systems Data	2018	2017	Change	% Change
Sales revenue	$83.3	$55.2	$28.1	50.9%
Gross profit	$26.3	$20.0	$6.3	31.5%

The increase in revenue and gross profit of PPS from 2017 to 2018 is primarily attributable to continued new order growth when compared to the same period last year, timing of completion of projects and delivery of products, and improving economic conditions which have led to an increase in mining repowers, military and marine market sales, and engine and parts sales. Increased efforts to integrate PCV Australia operations with PPS locations now selling PCV Australia brands also contributed to increased revenues and gross profit.

Selling, General and Administrative Data

(In millions)

			2018 vs. 2017
Selling, General and Administrative Data	2018	2017	Change	% Change
Personnel expense	$392.9	$361.9	$31.0	8.6%
Advertising expense	$30.2	$30.1	$0.1	0.3%
Rent & related expense	$84.8	$79.2	$5.6	7.1%
Other expense	$167.5	$150.8	$16.7	11.1%
Total SG&A expenses	$675.4	$622.0	$53.4	8.6%
Same-store SG&A expenses	$658.4	$608.1	$50.3	8.3%

Personnel expense as % of gross profit	44.2%	44.3%	(0.1)%	(0.2)%
Advertising expense as % of gross profit	3.4%	3.7%	(0.3)%	(8.1)%
Rent & related expense as % of gross profit	9.5%	9.7%	(0.2)%	(2.1)%
Other expense as % of gross profit	18.8%	18.4%	0.4%	2.2%
Total SG&A expenses as % of gross profit	75.9%	76.1%	(0.2)%	(0.3)%
Same-store SG&A expenses as % of same-store gross profit	75.9%	75.8%	0.1%	0.1%

Selling, general and administrative expenses (“SG&A”) increased from 2017 to 2018 due to a $50.3 million, or 8.3%, increase in same-store SG&A, coupled with a $3.1 million increase from net acquisitions. Excluding the $15.6 million increase related to foreign currency fluctuations, same-store SG&A increased 5.7%. The increase in SG&A is primarily due to an increase in variable personnel expenses as a result of the 8.9% increase in gross profit compared to the prior year. SG&A as a percentage of gross profit was 75.9%, a decrease of 20 basis points compared to 76.1% in the prior year. SG&A expenses as a percentage of total revenue was 11.4% and 11.6% in the three months ended June 30, 2018 and 2017, respectively.

Depreciation

(In millions)

			2018 vs. 2017
	2018	2017	Change	% Change
Depreciation	$25.7	$23.3	$2.4	10.3%

Depreciation increased from 2017 to 2018 due to a $2.5 million, or 11.1%, increase in same-store depreciation, offset by a $0.1 million decrease from net dealership divestitures. The overall same-store increase is primarily related to our ongoing facility improvements and expansion programs.

Floor Plan Interest Expense

(In millions)

			2018 vs. 2017
	2018	2017	Change	% Change
Floor plan interest expense	$19.9	$15.5	$4.4	28.4%

Floor plan interest expense increased from 2017 to 2018 due to a $4.5 million, or 29.6%, increase in same-store floor plan interest expense, offset by a $0.1 million decrease from net dealership divestitures. The overall increase is primarily due to increases in amounts outstanding under floor plan arrangements, due in part to increased levels of vehicle inventory, and increases in applicable rates.

Other Interest Expense

(In millions)

			2018 vs. 2017
	2018	2017	Change	% Change
Other interest expense	$28.6	$26.4	$2.2	8.3%

Other interest expense increased from 2017 to 2018 primarily due to the issuance of our $300.0 million 3.75% senior subordinated notes in August 2017, increases in applicable rates, and increased borrowings under our Australia capital loan agreement. This increase was partially offset by a decrease in outstanding revolver borrowings under the U.S. and U.K. credit agreements.

Equity in Earnings of Affiliates

(In millions)

			2018 vs. 2017
	2018	2017	Change	% Change
Equity in earnings of affiliates	$36.0	$26.8	$9.2	34.3%

Equity in earnings of affiliates increased from 2017 to 2018 due to an increase in our ownership percentage in PTL from 23.4% to 28.9% in September 2017, coupled with an 11.0% increase in PTL earnings. Equity in earnings of affiliates from PTL increased by $10.1 million from 2017 to 2018. This increase was partially offset by a decrease in earnings from our retail automotive joint ventures and a decrease in earnings due to certain non-automotive investments that were sold in 2017.

Income Taxes

(In millions)

			2018 vs. 2017
	2018	2017	Change	% Change
Income taxes	$41.0	$50.2	$(9.2)	(18.3)%

Income taxes decreased from 2017 to 2018 primarily due to a reduction in our effective tax rate as a result of the enactment of the U.S. Tax Cuts and Jobs Act (the “Act”), which permanently reduced the corporate income tax rate from 35% to 21% effective in 2018. Our effective tax rate was 23.3% during the three months ended June 30, 2018 compared to 32.0% during the three months ended June 30, 2017. The decrease in income taxes was partially offset by a $19.3 million increase in our pretax income compared to the prior year.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Retail Automotive Dealership New Vehicle Data

(In millions, except unit and per unit amounts)

			2018 vs. 2017
New Vehicle Data	2018	2017	Change	% Change
New retail unit sales	120,333	126,107	(5,774)	(4.6)%
Same-store new retail unit sales	117,211	118,173	(962)	(0.8)%
New retail sales revenue	$4,975.4	$4,709.1	$266.3	5.7%
Same-store new retail sales revenue	$4,851.3	$4,532.7	$318.6	7.0%
New retail sales revenue per unit	$41,347	$37,342	$4,005	10.7%
Same-store new retail sales revenue per unit	$41,389	$38,356	$3,033	7.9%
Gross profit — new	$373.0	$367.4	$5.6	1.5%
Same-store gross profit — new	$358.3	$353.5	$4.8	1.4%
Average gross profit per new vehicle retailed	$3,100	$2,913	$187	6.4%
Same-store average gross profit per new vehicle retailed	$3,057	$2,992	$65	2.2%
Gross margin % — new	7.5%	7.8%	(0.3)%	(3.8)%
Same-store gross margin % — new	7.4%	7.8%	(0.4)%	(5.1)%

Units

Retail unit sales of new vehicles decreased from 2017 to 2018 due to a 4,812 unit decrease from net dealership divestitures, coupled with a 962 unit, or 0.8%, decrease in same-store new retail unit sales. New units decreased 4.9% internationally, coupled with a decrease of 4.3% in the U.S. Same-store units decreased 1.0% in the U.S. primarily due to a decrease in premium brand sales, offset by an increase in domestic and volume foreign brand sales. Same-store units decreased 0.5% internationally primarily due to a decline in unit sales in the U.K. as a result of the decline in the U.K. new vehicle market, partially offset by an increase in unit sales in Germany and Italy.

Revenues

New vehicle retail sales revenue increased from 2017 to 2018 due to a $318.6 million, or 7.0%, increase in same-store revenues, offset by a $52.3 million decrease from net dealership divestitures. Excluding $189.5 million of favorable foreign currency fluctuations, same-store new retail revenue increased 2.8%. The same-store revenue increase is due to a $3,033 per unit increase in comparative average selling prices (including a $1,616 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $355.5 million, offset by a decrease in same-store new retail unit sales, which decreased revenue by $36.9 million.

Gross Profit

Retail gross profit from new vehicle sales increased from 2017 to 2018 due to a $4.8 million, or 1.4%, increase in same-store gross profit, coupled with a $0.8 million increase from net dealership acquisitions. Excluding $15.4 million of favorable foreign currency fluctuations, same-store gross profit decreased 3.0%. The increase in same-store gross profit is due to a  $65 per unit increase in the average gross profit per new vehicle retailed (including a $132 per unit increase attributable to favorable foreign currency fluctuations), which increased gross profit by $7.6 million, offset by a decrease in same-store new retail unit sales, which decreased gross profit by $2.8 million.

Retail Automotive Dealership Used Vehicle Data

(In millions, except unit and per unit amounts)

			2018 vs. 2017
Used Vehicle Data	2018	2017	Change	% Change
Used retail unit sales	146,371	128,492	17,879	13.9%
Same-store used retail unit sales	106,210	104,224	1,986	1.9%
Used retail sales revenue	$3,763.7	$3,181.1	$582.6	18.3%
Same-store used retail sales revenue	$3,106.4	$2,806.5	$299.9	10.7%
Used retail sales revenue per unit	$25,713	$24,757	$956	3.9%
Same-store used retail sales revenue per unit	$29,248	$26,928	$2,320	8.6%
Gross profit — used	$222.2	$187.9	$34.3	18.3%
Same-store gross profit — used	$173.3	$157.2	$16.1	10.2%
Average gross profit per used vehicle retailed	$1,518	$1,463	$55	3.8%
Same-store average gross profit per used vehicle retailed	$1,631	$1,508	$123	8.2%
Gross margin % — used	5.9%	5.9%	—%	—%
Same-store gross margin % — used	5.6%	5.6%	—%	—%

Units

Retail unit sales of used vehicles increased from 2017 to 2018 due to a 15,893 unit increase from net dealership acquisitions, coupled with a 1,986 unit, or 1.9%, increase in same-store used retail unit sales. Used units increased 30.0% internationally and decreased 0.4% in the U.S. The decrease of 0.4% is due to the divestiture of franchised dealerships in the U.S. The increase internationally is primarily due to our acquisitions of stand-alone used vehicle dealerships in the U.K. Same-store units increased 2.4% internationally and 1.5% in the U.S.

Revenues

Used vehicle retail sales revenue increased from 2017 to 2018 due to a $299.9 million, or 10.7%, increase in same-store revenues, coupled with a $282.7 million increase from net dealership acquisitions. Excluding $142.3 million of favorable foreign currency fluctuations, same-store used retail revenue increased 5.6%. The same-store revenue increase is primarily due to a $2,320 per unit increase in comparative average selling prices (including a $1,340 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $241.8 million, coupled with an increase in same-store used retail unit sales, which increased revenue by $58.1 million. Used retail sales revenue per unit was negatively impacted by lower selling prices from our stand-alone used vehicle dealerships in the U.S. and the U.K., which reduced used retail sales revenue per unit by $3,655. The average sales price per unit for our stand-alone used vehicle dealerships is $15,105 compared to $29,368 at our franchised dealerships.

Gross Profit

Retail gross profit from used vehicle sales increased from 2017 to 2018 due to an $18.2 million increase from net dealership acquisitions, coupled with a $16.1 million, or 10.2%, increase in same-store gross profit. Excluding $7.4 million of favorable foreign currency fluctuations, same-store gross profit increased 5.5%. The increase in same-store gross profit is due to a $123 per unit increase in average gross profit per used vehicle retailed (including a $69 per unit increase attributable to favorable foreign currency fluctuations), which increased gross profit by $12.8 million, coupled with an increase in same-store used retail unit sales, which increased gross profit by $3.3 million. The increase in used average gross profit per unit was partially offset by the impact of lower average selling prices for our stand-alone used vehicle dealerships, which reduced used average gross profit per unit by $121.

Retail Automotive Dealership Finance and Insurance Data

(In millions, except unit and per unit amounts)

			2018 vs. 2017
Finance and Insurance Data	2018	2017	Change	% Change
Total retail unit sales	266,704	254,599	12,105	4.8%
Total same-store retail unit sales	223,421	222,397	1,024	0.5%
Finance and insurance revenue	$323.7	$284.6	$39.1	13.7%
Same-store finance and insurance revenue	$276.4	$253.1	$23.3	9.2%
Finance and insurance revenue per unit	$1,213	$1,118	$95	8.5%
Same-store finance and insurance revenue per unit	$1,237	$1,138	$99	8.7%

Finance and insurance revenue increased from 2017 to 2018 due to a $23.3 million, or 9.2%, increase in same-store revenues, coupled with a $15.8 million increase from net dealership acquisitions. Excluding $10.1 million of favorable foreign currency fluctuations, same-store finance and insurance revenue increased 5.2%. The same-store revenue increase is due to a $99 per unit increase in comparative average selling prices (including a $45 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $22.0 million, coupled with the increase in same-store retail unit sales, which increased revenue by $1.3 million. Finance and insurance revenue per unit was partially offset by the impact of lower per unit amounts from our stand-alone used vehicle dealerships, which reduced average finance and insurance revenue per unit by $21. We believe the increase in same-store finance and insurance revenue per unit, particularly in the U.S., is primarily due to our efforts to increase finance and insurance revenue, which include additional training, adding resources to target underperforming locations, product penetration, and changes to product portfolios.

Retail Automotive Dealership Service and Parts Data

(In millions)

			2018 vs. 2017
Service and Parts Data	2018	2017	Change	% Change
Service and parts revenue	$1,091.3	$1,019.2	$72.1	7.1%
Same-store service and parts revenue	$1,049.7	$981.0	$68.7	7.0%
Gross profit — service and parts	$646.3	$603.4	$42.9	7.1%
Same-store service and parts gross profit	$611.2	$575.4	$35.8	6.2%
Gross margin % — service and parts	59.2%	59.2%	—%	—%
Same-store service and parts gross margin %	58.2%	58.7%	(0.5)%	(0.9)%

Revenues

Service and parts revenue increased from 2017 to 2018, with an increase of 20.3% internationally and 1.1% in the U.S. The overall increase in service and parts revenue is due to a $68.7 million, or 7.0%, increase in same-store revenues, coupled with a $3.4 million increase from net dealership acquisitions during the period. Excluding $32.9 million of favorable foreign currency fluctuations, same-store service and parts revenue increased 3.6%. The increase in same-store revenue is due to a $61.2 million, or 9.3%, increase in customer pay revenue, a $4.9 million, or 2.0%, increase in warranty revenue, and a $2.6 million, or 3.4%, increase in vehicle preparation and body shop revenue.

Gross Profit

Service and parts gross profit increased from 2017 to 2018 due to a $35.8 million, or 6.2%, increase in same-store gross profit, coupled with a $7.1 million increase from net dealership acquisitions during the period. Excluding $17.9 million of favorable foreign currency fluctuations, same-store gross profit increased 3.1%. The same-store gross profit increase is due to an increase in same-store revenues, which increased gross profit by $40.0 million, offset by a 0.5% decrease in gross margin, which decreased gross profit by $4.2 million. The same-store gross profit increase is due to a $27.3 million, or 8.8%, increase in customer pay gross profit, a $5.4 million, or 4.2%, increase in warranty gross profit, and a $3.1 million, or 2.3%, increase in vehicle preparation and body shop gross profit.

Retail Commercial Truck Dealership Data

(In millions, except unit and per unit amounts)

			2018 vs. 2017
New Commercial Truck Data	2018	2017	Change	% Change
New retail unit sales	3,672	2,300	1,372	59.7%
Same-store new retail unit sales	3,642	2,300	1,342	58.3%
New retail sales revenue	$381.1	$227.2	$153.9	67.7%
Same-store new retail sales revenue	$377.5	$227.2	$150.3	66.2%
New retail sales revenue per unit	$103,797	$98,758	$5,039	5.1%
Same-store new retail sales revenue per unit	$103,659	$98,758	$4,901	5.0%
Gross profit — new	$16.2	$9.5	$6.7	70.5%
Same-store gross profit — new	$15.9	$9.5	$6.4	67.4%
Average gross profit per new truck retailed	$4,405	$4,144	$261	6.3%
Same-store average gross profit per new truck retailed	$4,363	$4,144	$219	5.3%
Gross margin % — new	4.3%	4.2%	0.1%	2.4%
Same-store gross margin % — new	4.2%	4.2%	—%	—%

Units

Retail unit sales of new trucks increased from 2017 to 2018 primarily due to a 1,342 unit increase in same-store retail unit sales, coupled with a 30 unit increase from net dealership acquisitions. Same-store new truck units increased 58.3% from 2017 to 2018, largely due to the 26.8% increase in the North American Class 8 heavy-duty truck market during the six months ended June 30, 2018.

Revenues

New commercial truck retail sales revenue increased from 2017 to 2018 due to a $150.3 million increase in same-store revenues, coupled with a $3.6 million increase from net dealership acquisitions. The same-store revenue increase is due to the increase in same-store new retail unit sales, which increased revenue by $139.1 million, coupled with a $4,901 per unit increase in comparative average selling prices, which increased revenue by $11.2 million.

Gross Profit

New commercial truck retail gross profit increased from 2017 to 2018 due to a $6.4 million increase in same-store gross profit, coupled with a $0.3 million increase from net dealership acquisitions. The increase in same-store gross profit is due to the increase in same-store new retail unit sales, which increased gross profit by $5.9 million, coupled with a $219 per unit increase in average gross profit per new truck retailed, which increased gross profit by $0.5 million.

			2018 vs. 2017
Used Commercial Truck Data	2018	2017	Change	% Change
Used retail unit sales	937	766	171	22.3%
Same-store used retail unit sales	936	766	170	22.2%
Used retail sales revenue	$53.8	$42.2	$11.6	27.5%
Same-store used retail sales revenue	$53.7	$42.2	$11.5	27.3%
Used retail sales revenue per unit	$57,394	$55,019	$2,375	4.3%
Same-store used retail sales revenue per unit	$57,390	$55,019	$2,371	4.3%
Gross profit — used	$5.8	$3.5	$2.3	65.7%
Same-store gross profit — used	$5.8	$3.5	$2.3	65.7%
Average gross profit per used truck retailed	$6,161	$4,556	$1,605	35.2%
Same-store average gross profit per used truck retailed	$6,148	$4,556	$1,592	34.9%
Gross margin % — used	10.8%	8.3%	2.5%	30.1%
Same-store gross margin % — used	10.8%	8.3%	2.5%	30.1%

Units

Retail unit sales of used trucks increased from 2017 to 2018 due to a 170 unit increase in same-store retail unit sales, coupled with an increase from net dealership acquisitions. The increase from 2017 to 2018 is primarily due to a more stable used truck pricing environment due in part to the strong new truck environment driven by the strength of the U.S. economy, higher utilization rates, and our ability to proactively manage our used truck inventory through the purchase and sale of more desirable trucks.

Revenues

Used commercial truck retail sales revenue increased from 2017 to 2018 due to an $11.5 million increase in same-store revenues, coupled with a $0.1 million increase from net dealership acquisitions. The same-store revenue increase is due to the increase in same-store used retail unit sales, which increased revenue by $9.7 million, coupled with a $2,371 per unit increase in comparative average selling prices, which increased revenue by $1.8 million.

Gross Profit

Used commercial truck retail gross profit increased from 2017 to 2018 due to a $2.3 million increase in same-store gross profit. The increase in same-store gross profit is due to a $1,592 per unit increase in average gross profit per used truck retailed, which increased gross profit by $1.2 million, coupled with the increase in same-store used retail unit sales, which increased gross profit by $1.1 million.

			2018 vs. 2017
Service and Parts Data	2018	2017	Change	% Change
Service and parts revenue	$182.6	$161.3	$21.3	13.2%
Same-store service and parts revenue	$180.9	$161.3	$19.6	12.2%
Gross profit — service and parts	$69.9	$59.1	$10.8	18.3%
Same-store service and parts gross profit	$69.1	$59.1	$10.0	16.9%
Gross margin % — service and parts	38.3%	36.6%	1.7%	4.6%
Same-store service and parts gross margin %	38.2%	36.6%	1.6%	4.4%

Revenues

Service and parts revenue increased from 2017 to 2018 due to a $19.6 million increase in same-store revenues, coupled with a $1.7 million increase from net dealership acquisitions. Customer pay work represents approximately 85.4% of PTG’s service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The increase in same-store revenue is due to a $16.6 million, or 12.1%, increase in customer pay revenue, a $3.1 million, or 16.5%, increase in warranty revenue, offset by a $0.1 million, or 1.8%, decrease in body shop revenue.

Gross Profit

Service and parts gross profit increased from 2017 to 2018 due to a $10.0 million increase in same-store gross profit, coupled with a $0.8 million increase from net dealership acquisitions. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $7.5 million, coupled with a 1.6% increase in gross margin, which increased gross profit by $2.5 million. The same-store gross profit increase is due to a $7.6 million, or 17.2%, increase in customer pay gross profit, a $1.9 million, or 21.8%, increase in warranty gross profit, and a $0.5 million, or 7.9%, increase in body shop gross profit.

Commercial Vehicle Distribution Data

(In millions, except unit amounts)

			2018 vs. 2017
Penske Commercial Vehicles Australia Data	2018	2017	Change	% Change
Vehicle and parts unit sales	779	665	114	17.1%
Sales revenue	$119.2	$120.9	$(1.7)	(1.4)%
Gross profit	$27.0	$22.0	$5.0	22.7%

The increase in units for PCV Australia is primarily due to an improved truck and bus market in Australia and improved bus sales in New Zealand in 2018 compared to 2017. The decline in revenue from 2017 to 2018 is primarily attributable to increased efforts to integrate PCV Australia retail operations into PPS locations now selling PCV Australia brands. The increase in gross profit from 2017 to 2018 is due to an overall improvement in market conditions, an increase in parts sales due to stronger demand, and a higher gross profit per unit.

			2018 vs. 2017
Penske Power Systems Data	2018	2017	Change	% Change
Sales revenue	$183.5	$104.2	$79.3	76.1%
Gross profit	$51.7	$38.5	$13.2	34.3%

The increase in revenue and gross profit of PPS from 2017 to 2018 is primarily attributable to continued new order growth when compared to the same period last year, timing of completion of projects and delivery of products, and improving economic conditions which have led to an increase in mining repowers, military and marine market sales, and engine and parts sales. Increased efforts to integrate PCV Australia operations with PPS locations now selling PCV Australia brands also contributed to increased revenues and gross profit.

Selling, General and Administrative Data

(In millions)

			2018 vs. 2017
Selling, General and Administrative Data	2018	2017	Change	% Change
Personnel expense	$780.0	$707.2	$72.8	10.3%
Advertising expense	$59.2	$58.1	$1.1	1.9%
Rent & related expense	$168.8	$155.2	$13.6	8.8%
Other expense	$330.5	$303.2	$27.3	9.0%
Total SG&A expenses	$1,338.5	$1,223.7	$114.8	9.4%
Same store SG&A expenses	$1,228.3	$1,144.8	$83.5	7.3%

Personnel expense as % of gross profit	44.5%	44.4%	0.1%	0.2%
Advertising expense as % of gross profit	3.4%	3.7%	(0.3)%	(8.1)%
Rent & related expense as % of gross profit	9.6%	9.7%	(0.1)%	(1.0)%
Other expense as % of gross profit	18.8%	19.1%	(0.3)%	(1.6)%
Total SG&A expenses as % of gross profit	76.3%	76.9%	(0.6)%	(0.8)%
Same store SG&A expenses as % of same store gross profit	76.7%	77.0%	(0.3)%	(0.4)%

Selling, general and administrative expenses (“SG&A”) increased from 2017 to 2018 due to an $83.5 million, or 7.3%, increase in same-store SG&A, coupled with a $31.3 million increase from net acquisitions. Excluding the $42.5 million reduction related to foreign currency fluctuations, same-store SG&A increased 3.6%. The increase in SG&A is primarily due to an increase in variable personnel expenses as a result of the 10.2% increase in gross profit compared to the prior year. SG&A as a percentage of gross profit was 76.3%, a decrease of 60 basis points compared to 76.9% in the prior year. SG&A expenses as a percentage of total revenue was 11.5% and 11.7% in the six months ended June 30, 2018 and 2017, respectively.

Depreciation

(In millions)

			2018 vs. 2017
	2018	2017	Change	% Change
Depreciation	$51.3	$45.7	$5.6	12.3%

Depreciation increased from 2017 to 2018 due to a $5.2 million, or 12.0%, increase in same-store depreciation, coupled with a $0.4 million increase from net acquisitions. The overall same-store increase is primarily related to our ongoing facility improvements and expansion programs.

Floor Plan Interest Expense

(In millions)

			2018 vs. 2017
	2018	2017	Change	% Change
Floor plan interest expense	$38.8	$29.2	$9.6	32.9%

Floor plan interest expense increased from 2017 to 2018 due to an $8.9 million, or 32.0%, increase in same-store floor plan interest expense, coupled with a $0.7 million increase from net dealership acquisitions. The overall increase is primarily due to increases in amounts outstanding under floor plan arrangements, due in part to increased levels of vehicle inventory, and increases in applicable rates.

Other Interest Expense

(In millions)

			2018 vs. 2017
	2018	2017	Change	% Change
Other interest expense	$58.4	$51.4	$7.0	13.6%

Other interest expense increased from 2017 to 2018 primarily due to the issuance of our $300.0 million 3.75% senior subordinated notes in August 2017, increases in applicable rates, and increased borrowings under our Australia capital loan agreement. This increase was partially offset by a decrease in outstanding revolver borrowings under the U.S. and U.K. credit agreements.

Equity in Earnings of Affiliates

(In millions)

			2018 vs. 2017
	2018	2017	Change	% Change
Equity in earnings of affiliates	$53.3	$40.0	$13.3	33.3%

Equity in earnings of affiliates increased from 2017 to 2018 primarily due to an increase in our ownership percentage in PTL from 23.4% to 28.9% in September 2017, coupled with an 8.6% increase in PTL earnings. Equity in earnings of affiliates from PTL increased by $14.2 million from 2017 to 2018.  This increase was partially offset by a decrease in earnings from our retail automotive joint ventures and a decrease in earnings due to certain non-automotive investments that were sold in 2017.

Income Taxes

(In millions)

			2018 vs. 2017
	2018	2017	Change	% Change
Income taxes	$77.6	$91.3	$(13.7)	(15.0)%

Income taxes decreased from 2017 to 2018 primarily due to a reduction in our effective tax rate as a result of the enactment of the U.S. Tax Cuts and Jobs Act (the “Act”), which permanently reduced the corporate income tax rate from 35% to 21% effective in 2018. Our effective tax rate was 24.2% during the six months ended June 30, 2018 compared to 32.4% during the six months ended June 30, 2017. The decrease in income taxes was partially offset by a $38.9 million increase in our pre-tax income compared to the prior year.

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

As of June 30, 2018, we had working capital of $51.6 million, including $45.8 million of cash available to fund our operations and capital commitments. In addition, we had $601.0 million, £102.0 million ($134.7 million), and AU $43.1 million ($31.9 million) available for borrowing under our U.S. credit agreement, U.K. credit agreement, and Australian working capital loan agreement, respectively.

Securities Repurchases

From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit agreement, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. As of June 30, 2018, we had $150.0 million in repurchase authorization under the securities repurchase program. Refer to the disclosures provided in Part I, Item 1, Note 10 of the Notes to our Consolidated Condensed Financial Statements for a summary of shares repurchased during the six months ended June 30, 2018.

Dividends

We paid the following cash dividends on our common stock in 2017 and 2018:

Per Share Dividends

2017

First Quarter	$0.30
Second Quarter	0.31
Third Quarter	0.32
Fourth Quarter	0.33

2018

First Quarter	$0.34
Second Quarter	0.35

We also announced a cash dividend of $0.36 per share payable on September 5, 2018 to shareholders of record on August 10, 2018. Future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors, which may include our earnings, capital requirements, restrictions relating to any then-existing indebtedness, financial condition and other factors.

Vehicle Financing

Refer to the disclosures provided in Part I, Item 1, Note 6 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of financing for the vehicles we purchase, including discussion of our floor plan and other revolving arrangements.

Long-Term Debt Obligations

As of June 30, 2018, we had the following long-term debt obligations outstanding:

June 30,
(In millions)	2018
U.S. credit agreement — revolving credit line	$99.0
U.K. credit agreement — revolving credit line	76.6
U.K. credit agreement — overdraft line of credit	—
3.75% senior subordinated notes due 2020	297.2
5.75% senior subordinated notes due 2022	546.4
5.375% senior subordinated notes due 2024	297.4
5.50% senior subordinated notes due 2026	494.7
Australia capital loan agreement	36.3
Australia working capital loan agreement	5.1
Mortgage facilities	245.8
Other	53.4
Total long-term debt	$2,151.9

As of June 30, 2018, we were in compliance with all covenants under our credit agreements and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 8 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of our long-term debt obligations.

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

During the six months ended June 30, 2018, outstanding revolving commitments varied between $99.0 million and $315.0 million under the U.S. credit agreement, between £35.0 million and £140.0 million ($46.2 million and $184.9 million) under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and between AU $0.0 million and AU $17.6 million ($0.0 million and $13.0 million) under the Australia working capital loan agreement. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.

PTL Dividends

We currently hold a 28.9% ownership interest in Penske Truck Leasing. In September 2017, we increased our ownership interest in PTL from 23.4% to 28.9% as a result of our acquisition of an additional 5.5% ownership interest, as discussed previously. We receive pro rata cash distributions relating to this investment, typically in April, May, August and November of each year. During the six months ended June 30, 2018 and 2017, we received $25.4 million and $17.5 million, respectively, of pro rata cash distributions relating to this investment. We currently expect to continue to receive future distributions from PTL quarterly, subject to its financial performance.

Operating Leases

As of June 30, 2018, we were in compliance with all covenants under these leases, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 9 of the Notes to our Consolidated Condensed Financial Statements for a description of our operating leases.

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

Cash Flows

Cash and cash equivalents increased by $0.1 million and decreased $3.3 million during the six months ended June 30, 2018 and 2017, respectively. The major components of these changes are discussed below.

Cash Flows from Continuing Operating Activities

Cash provided by continuing operating activities was $417.0 million and $320.5 million during the six months ended June 30, 2018 and 2017, respectively. Cash flows from continuing operating activities includes net income, as adjusted for non-cash items and the effects of changes in working capital.

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

	Six Months Ended June 30,
(In millions)	2018	2017
Net cash from continuing operating activities as reported	$417.0	$320.5
Floor plan notes payable — non-trade as reported	(92.9)	131.3
Net cash from continuing operating activities including all floor plan notes payable	$324.1	$451.8

Cash Flows from Continuing Investing Activities

Cash used in continuing investing activities was $226.2 million and $530.3 million during the six months ended June 30, 2018 and 2017, respectively. Cash flows from continuing investing activities consist primarily of cash used for capital expenditures, proceeds from the sale of dealerships, and net expenditures for acquisitions and other investments. Capital expenditures were $118.8 million and $113.4 million during the six months ended June 30, 2018 and 2017, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our retail automotive segment and retail commercial truck segment capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit agreements.  Proceeds from the sale of dealerships were $58.4 million and $9.0 million during the six months ended June 30, 2018 and 2017, respectively. Cash used in acquisitions and other investments, net of cash acquired, was $168.6 million and $431.9 million during the six months ended June 30, 2018 and 2017, respectively, and included cash used to repay sellers’ floor plan liabilities in such business acquisitions of $25.8 million and $99.0 million, respectively.

Cash Flows from Continuing Financing Activities

Cash used in continuing financing activities was $190.7 million and cash provided by continuing financing activities was $202.5 million during the six months ended June 30, 2018 and 2017, respectively. Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, net borrowings or repayments of floor plan notes payable non-trade, repurchases of common stock, and dividends.

We had net borrowings of long-term debt of $23.1 million and $137.9 million during the six months ended June 30, 2018 and 2017, respectively. We had net repayments of floor plan notes payable non-trade of $92.9 million and net borrowings of $131.3 million during the six months ended June 30, 2018 and 2017, respectively. We repurchased common stock for a total of $55.8 million and $8.5 million during the six months ended June 30, 2018 and 2017, respectively. We also paid cash dividends to our stockholders of $59.0 million and $52.4 million during the six months ended June 30, 2018 and 2017, respectively.

Cash Flows from Discontinued Operations

Cash flows relating to discontinued operations are not currently considered, nor are they expected to be, material to our liquidity or our capital resources. Management does not believe that there are any material past, present or upcoming cash transactions relating to discontinued operations.

Related Party Transactions

Stockholders Agreement

Several of our directors and officers are affiliated with Penske Corporation or related entities. Roger S. Penske, our Chair of the Board and Chief Executive Officer, is also Chair of the Board and Chief Executive Officer of Penske Corporation, and through entities affiliated with Penske Corporation, our largest stockholder owning approximately 42% of our outstanding common stock. Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. (collectively, “Mitsui”) own approximately 16% of our outstanding common stock. Mitsui, Penske Corporation and certain other affiliates of Penske Corporation are parties to a stockholders agreement pursuant to which the Penske affiliated companies agreed to vote their shares for up to two directors who are representatives of Mitsui. In turn, Mitsui agreed to vote their shares for up to fourteen directors voted for by the Penske affiliated companies. This agreement terminates in March 2030, upon the mutual consent of the parties, or when either party no longer owns any of our common stock.

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

Joint Venture Relationships

We are party to a number of joint ventures pursuant to which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of June 30, 2018, our retail automotive joint venture relationships included:

Location	Dealerships	Ownership Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Sprinter, Porsche	80.00	% (A)
Greenwich, Connecticut	Mercedes-Benz	80.00	% (A)
Northern Italy	BMW, MINI, Maserati, Porsche, Audi, Land Rover, Volvo, Mercedes-Benz, smart	84.00	% (A)
Aachen, Germany	Audi, Maserati, SEAT, Skoda, Volkswagen	75.35	% (A) (C)
Frankfurt, Germany	Lexus, Toyota, Volkswagen	50.00	% (B)
Barcelona, Spain	BMW, MINI	50.00	% (B)
Tokyo, Japan	BMW, MINI, Rolls-Royce, Ferrari, ALPINA	49.00	% (B)

(A)	Entity is consolidated in our financial statements.
(B)	Entity is accounted for using the equity method of accounting.
(C)	In February 2018, we acquired an additional 7.4% ownership interest in this joint venture and now own 75.4%. We previously owned 68%.

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

•

Increased tariffs, import product restrictions, and foreign trade risks that may impair our ability to sell foreign vehicles profitably, including any eventual tariffs resulting from the recent threats from the Trump Administration to add 25% tariffs on foreign vehicles or parts and the results of a determination whether the importation of foreign vehicles or parts adversely impacts national security (see Part II, Item 1A, Risk Factors);

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

•

we depend on the success, popularity and availability of the brands we sell, and adverse conditions affecting one or more vehicle manufacturers, including the adverse impact on the vehicle and parts supply chain due to natural disasters or other disruptions that interrupt the supply of vehicles and parts to us (including any disruptions resulting from the new fuel economy testing and Co2 emissions legislation in the United Kingdom and Europe discussed in Part II, Item 1A, Risk Factors), may negatively impact our revenues and profitability;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR, the Bank of England Base Rate, or the Australian Bank Bill Swap Rate.  Based on the amount outstanding under these facilities as of June 30, 2018, a 100 basis point change in interest rates would result in an approximate $1.8 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Australian Bank Bill Swap Rate, or the New Zealand Bank Bill Benchmark Rate.

Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the trailing twelve months ended June 30, 2018, a 100 basis point change in interest rates would result in an approximate $35.6 million change to our annual floor plan interest expense.

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

Foreign Currency Exchange Rates. As of June 30, 2018, we had consolidated operations in the U.K., Germany, Italy, Canada, Australia and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $548.0 million change to our revenues for the six months ended June 30, 2018.

We purchase certain of our new vehicles, parts and other products from non-U.S. manufacturers. Although we purchase the majority of our inventories in the local functional currency, our business is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, changes in tax and tariff rates, other regulations and restrictions and foreign exchange rate volatility which may influence such manufacturers’ ability to provide their products at competitive prices in the local jurisdictions. Our future results could be materially and adversely impacted by changes in these or other factors.

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

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition, or future results. The following updates the risk factors included in our 2017 Form 10-K:

Tariff and trade risk. Increased tariffs, import product restrictions, and foreign trade risks may impair our ability to sell foreign vehicles profitably. In May 2018, the Trump Administration threatened to add 25% tariffs on foreign vehicles or parts and instructed the U.S. Commerce Department to begin an inquiry to determine if the importation of foreign vehicles or parts adversely impacts U.S. national security. Should the Commerce Department determine that foreign vehicles do pose such a threat, the Trump Administration may impose 25% tariffs on foreign vehicles and parts. There is substantial uncertainty regarding the outcome of the determination as well as whether “foreign” vehicles include those made by non U.S. based manufacturers in the U.S or parts made outside the U.S. but included in U.S. assembled vehicles, the retaliatory response of foreign governments, and many other factors. Should tariffs increase, we expect the price of many new vehicles we sell to increase which may adversely affect our new vehicle sales and related finance and insurance sales.

Restructuring, bankruptcy or other adverse conditions affecting a significant automotive manufacturer or supplier. Our success depends on the overall success of the automotive industry generally, and in particular on the success of the brands of vehicles that each of our dealerships sell. Significant adverse events that interrupt vehicle or parts supply to our dealerships would likely have a significant and adverse impact on the industry as a whole, including us, particularly if the events impact any of the manufacturers whose franchises generate a significant percentage of our revenue.

Beginning in September 2018, all vehicles sold in the United Kingdom (our second largest market) and Europe must comply with new fuel economy testing and Co2 emissions legislation known as “Worldwide Harmonised Light Vehicle Testing Procedure” (WLTP). WLTP introduces more realistic testing conditions akin to real world driving conditions and requires more extensive vehicle testing. Compliance with the new rules has proven to be challenging for certain manufacturers due to the number of test derivatives and a shortage of test-beds and engineers. Should any of the brands we represent significantly in the United Kingdom, or elsewhere in Europe, experience a shortfall of product availability due to failure to meet these requirements, we may be significantly and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, we repurchased 1,133,016 shares of our outstanding common stock from Mitsui for approximately $50.0 million, or an average of $44.13 per share, under our securities repurchase program approved by our Board of Directors. While we did not repurchase any common stock under this program during the second quarter of 2018, we repurchased 119,608 shares of our outstanding common stock for approximately $5.8 million, or an average of $48.61 per share, from employees in connection with a net share settlement feature of employee equity awards. As of June 30, 2018, our remaining authorization under our securities repurchase program was $150.0 million.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
April 1 to April 30, 2018	—	$—	—	$150.0
May 1 to May 31, 2018	—	$—	—	$150.0
June 1 to June 30, 2018	119,608	$48.61	—	$150.0
	119,608		—

(1)	Consists of shares acquired from employees in connection with a net share settlement feature of employee equity awards

Item 6. Exhibits

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Penske Automotive Group 401(k) Savings and Retirement Plan Amendment Number 2018-1 dated June 7, 2018, effective July 1, 2018.

10.2	Penske Automotive Group 401(k) Savings and Retirement Plan Amendment to Permit In-Plan Roth Transfers dated June 7, 2018, effective July 1, 2018.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.

32	Section 1350 Certification.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger S. Penske
Roger S. Penske
Date: July 27, 2018		Chief Executive Officer

	By:	/s/ J.D. Carlson
J.D. Carlson
Date: July 27, 2018		Chief Financial Officer