Form 10-K
period 2018-12-31
PENSKE AUTOMOTIVE GROUP, INC.
filed 2019-02-22
CIK 1019849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common stock held by non‑affiliates as of June 30, 2018 was $1,677,606,861. As of February 15, 2019, there were 84,911,298 shares of voting common stock outstanding.

Documents Incorporated by Reference

Certain portions, as expressly described in this report, of the registrant’s proxy statement for the 2019 Annual Meeting of the Stockholders to be held May 9, 2019 are incorporated by reference into Part III, Items 10‑14.

PART I

Item 1.  Business

We are a diversified international transportation services company that operates automotive and commercial truck dealerships principally in the United States, Canada and Western Europe, and distributes commercial vehicles, diesel engines, gas engines, power systems and related parts and services principally in Australia and New Zealand. We employ nearly 27,000 people worldwide.

In 2018, our business generated $22.8 billion in total revenue, which is comprised of approximately $20.8 billion from retail automotive dealerships, $1.4 billion from retail commercial truck dealerships and $0.6 billion from commercial vehicle distribution and other operations. We generated $3.4 billion in gross profit, which is comprised of $3.1 billion from retail automotive dealerships, $211.5 million from retail commercial truck dealerships and $144.8 million from commercial vehicle distribution and other operations.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $20.8 billion in total retail automotive dealership revenue we generated in 2018. As of December 31, 2018, we operated 345 retail automotive franchises, of which 154 franchises are located in the U.S. and 191 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In 2018, we retailed and wholesaled more than 644,000 vehicles. We are diversified geographically, with 55% of our total retail automotive dealership revenues in 2018 generated in the U.S. and Puerto Rico and 45% generated outside the U.S. We offer over 40 vehicle brands, with 70% of our retail automotive dealership revenue in 2018 generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz and Porsche. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts, and replacement and aftermarket automotive products. We operate our franchised dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry.

We also operate fourteen stand-alone used vehicle supercenters in the U.S. and the U.K. which retail and wholesale previously owned vehicles under a one price, “no-haggle” methodology. We acquired CarSense in the U.S. and CarShop in the U.K. in the first quarter of 2017 and acquired The Car People in the U.K. in January 2018. Our CarSense operations in the U.S. consist of five locations operating in the Philadelphia and Pittsburgh, Pennsylvania market areas, including southern New Jersey. Our CarShop operations in the U.K. consist of five retail locations and a vehicle preparation center operating principally throughout Southern England. The Car People operations in the U.K. consist of four retail locations operating across Northern England, which complement CarShop’s Southern England locations. CarShop and The Car People currently operate as one reportable segment (“Stand-Alone Used International”) and we anticipate that both will begin to operate under the CarShop name in 2019.

During the year ended December 31, 2018, we acquired six retail automotive franchises, were awarded three retail automotive franchises, and disposed of seven retail automotive franchises. Of the retail automotive franchises acquired, four are located in Italy and represent the Mercedes-Benz and smart brands, and two are located in Texas and represent the Lexus brand. Of the franchises disposed of, five represented franchises in the U.S., and two represented franchises in the U.K.

Retail automotive dealerships represented 91.5% of our total revenues and 89.6% of our total gross profit in 2018.

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

Retail Commercial Truck Dealership. We operate a heavy and medium duty truck dealership group known as Premier Truck Group (“PTG”) with locations in Texas, Oklahoma, Tennessee, Georgia, and Canada. As of December 31, 2018, PTG operated twenty locations, offering primarily Freightliner and Western Star branded trucks. One of these locations was acquired in April 2018 in Canada. PTG also offers a full range of used trucks available for sale as well as service and parts departments, providing a full range of maintenance and repair services.

This business represented 6.0% of our total revenues and 6.2% of our total gross profit in 2018.

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

Commercial Vehicle Distribution. We are the exclusive importer and distributor of Western Star heavy duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand and portions of the Pacific. This business, known as Penske Commercial Vehicles Australia (“PCV Australia”), distributes commercial vehicles and parts to a network of more than 70 dealership locations, including nine company-owned retail commercial vehicle dealerships.

We are also a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Allison Transmission, MTU Onsite Energy, and Rolls Royce Power Systems. This business, known as Penske Power Systems (“PPS”), offers products across the on- and off-highway markets, construction, mining, marine, and defense, in Australia, New Zealand and portions of the Pacific and supports full parts and aftersales service through a network of branches, field locations and dealers across the region. The on-highway portion of this business complements our PCV Australia distribution business, including integrated operations at retail locations selling PCV brands.

These businesses represented 2.5% of our total revenues and 4.2% of our total gross profit in 2018.

Penske Truck Leasing. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation and supply chain services. PTL is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental and contract maintenance, along with logistic services such as dedicated contract carriage, distribution center management, transportation management, lead logistics provider services and dry van truckload carrier services. On September 7, 2017, we acquired an additional 5.5% ownership interest in PTL. Prior to this acquisition, we held a 23.4% ownership interest in PTL. PTL is currently owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. (“Mitsui”). We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments. We recorded $129.5 million in equity earnings from this investment in 2018.

2018 & 2019 Key Developments

Retail Automotive Franchised Dealership Acquisitions and Dispositions. In 2018,  we acquired or were granted open points (new franchises awarded from the automotive manufacturer) representing nine automotive franchises, which represented approximately $750.0 million in annualized revenue. Of the six retail automotive franchises acquired, four are located in Italy and represent the Mercedes-Benz and smart brands, and two are located in Texas and represent the Lexus brand. In 2018, we disposed of seven retail automotive franchises, which represented approximately $420.0 million in annualized revenue. Of the seven franchises disposed of, five represented franchises in the U.S. and two represented franchises in the U.K. In 2018, we acquired an additional 11.4% interest in the Jacobs Group, one of our German automotive dealership joint ventures, and now own  a 79.4% interest in the Jacobs Group.

Acquisition of The Car People.  In January 2018, we acquired The Car People, a stand-alone specialty retailer of used vehicles in the U.K. representing four locations across Northern England. During 2018, The Car People retailed over 24,000 vehicles and represented approximately $375.1 million in revenue. The Car People operations across Northern England complement our CarShop stand-alone used vehicle dealerships in Southern England.

Stockholder Dividends and Stock Repurchases. We increased our quarterly stock dividend each quarter in 2018. Our latest declared dividend is $0.38 per share payable March 1, 2019, which represents a dividend yield of 3.2% using our January 31, 2019 closing stock price. We repurchased 1,587,494 shares of our common stock in 2018 for $68.9 million, which, together with quarterly dividends, represents a return to stockholders of approximately $190.1 million. In February 2019, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities from $136.9 million to $200.0 million.

Company and Dealership Awards. Twenty-four of our dealerships in the U.S. were named by Automotive News as among the 100 “Best Dealerships to Work For” in 2018. We believe these awards reflect our ongoing commitment to our valuable dealership employees, which enhances customer satisfaction and may result in improved sales over time. Additionally, in January 2019, we were named one of the “World’s Most Admired Companies” by Fortune Magazine.

Outlook

Retail Automotive Dealership. In 2018, U.S. light vehicle sales increased 0.6%, as compared to last year, to 17.3 million units, with passenger car sales declining 12.5%, while sales of trucks, crossovers and sport utility vehicles increased 7.7%. We believe the sales of trucks, crossovers and sport utility vehicles will continue to outperform passenger car sales, largely due to consumer preference and OEM product offerings. We believe the U.S. market for new light vehicle sales remains strong, but has plateaued and may be impacted in future periods by several different factors including, but not limited to, consumer confidence, the level of unemployment, the level of OEM incentives, increasing lease returns, interest rates, strong credit availability, the age of vehicles on the road, vehicle innovation, tariffs, and tax reform, although actual sales may differ materially. We also expect to see strength across the used vehicle market as the number of lease returns is expected to remain strong, providing customers with an ample supply of affordable late model, low mileage vehicles.

In 2018,  U.K. new vehicle registrations declined 6.8%, as compared to last year, to 2.4 million registrations. We believe the year over year decline is largely due to a temporary shortage of product availability from new fuel economy testing and emissions standards applicable to new vehicles sold in Europe beginning September 2018, partially offset by a pull forward of demand prior to the effective date of the new testing procedures, coupled with changing consumer preferences from diesel fueled vehicles of which registrations declined 29.6% during 2018. The new fuel economy testing and Co2 emissions legislation, known as “Worldwide Harmonised Light Vehicle Testing Procedure” (WLTP), requires more extensive vehicle testing and has impacted the availability of vehicles for sale for certain manufacturers. Premium/luxury unit sales, which account for approximately 86% of our U.K. new unit sales, continue to outperform the overall market, declining 6.1% in 2018, as compared to a 6.8% decline for the overall market. U.K. sales are also being negatively affected by the uncertainty of residual values and potentially higher taxes on diesel powered vehicles, as the U.K. and Western European countries consider the ramifications of diesel engines on the environment while also providing government incentives on certain electric vehicles. Sales of diesel powered vehicles experienced a 29.6% decline, while non-diesel vehicles experienced a 9.7% increase in sales during the year ended December 31, 2018. The March 2019 planned exit from the European Union (“Brexit”) is also causing and may continue to cause economic and political uncertainty, impacting the economic environment, which may lead to further declines in new vehicle registrations in future periods. Since no country has previously left the European Union, the outcome of any future negotiations between the U.K. and the European Union is uncertain and may affect the timing, terms of trade, and the level of new vehicle registrations in those markets.

Retail Commercial Truck Dealership. In 2018, North American sales of Class 5-8 heavy and medium duty trucks, the principal vehicles for our PTG business, were 577,523 units, an increase of 15.5% from 2017. The Class 5-7 medium duty truck market increased 6.0% to 262,806 units from 247,902 units in 2017. The largest North American market, Class 8 heavy duty trucks, increased 24.9% to 314,717 units from 251,951 units in 2017.  Generally strong economic conditions, improved freight metrics, and increased utilization are expected to continue to positively impact the truck market in 2019, and we expect stronger Class 8 retail unit sales in North America in 2019.

Commercial Vehicle Distribution. Our PCV Australia distribution business and the on-highway portion of our PPS business each operate principally in the Australian and New Zealand heavy and medium duty truck markets. In 2018, the Australian heavy duty truck market reported sales of 14,344 units, representing an increase of 19.5% from 2017. The New Zealand market reported sales of 3,479 units in 2018, representing an increase of 5.6% from 2017. The brands we represent in Australia hold a 6.5% market share in the Australian heavy duty truck market, and a 3.9% market share in New Zealand. The Australian heavy duty commercial vehicle market has recently been experiencing increased industry sales largely due to improvements in overall market conditions. We expect continued new order growth and engine repowers from the on- and off-highway engine distribution business.

Penske Truck Leasing. We expect PTL to benefit from continued strong demand for its full-service truck leasing, truck rental and contract maintenance, and logistics services resulting from continued positive economic conditions in the United States and customers’ desire to increase efficiency and lower costs by outsourcing non-core responsibilities such as fleet ownership. As a global logistics services provider, we also expect PTL to experience increased demand for its logistics supply chain solutions based primarily on optimizing the use of drivers, trucks, warehouses, and other services within the supply chain. As a result of recent improvements in the truck market, we have seen freight growth and improved conditions within PTL’s commercial truck rental business, an increase in the utilization rate of its fleet, and stabilization of used truck prices. We anticipate continued freight growth, but at slower rates, in 2019.

As discussed in “Item 1A. Risk Factors,” there are a number of factors that could cause actual results to differ materially from our expectations. For a detailed discussion of our financial and operating results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Long-Term Business Strategy

Our long-term business strategy focuses on several key areas in an effort to foster long-term relationships with our customers and our associates. The key areas of our long-term strategy are:

• Attract, develop, and empower associates to grow our business;
• Diversification;
• Offer outstanding brands in premium facilities and superior customer service;
• Expand revenues at existing locations and increase higher-margin businesses;
• Grow through strategic acquisitions;
• Enhance customer satisfaction;
• Leverage scale and implement “best practices”; and
• Embrace digital sales and marketing.

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

Diversification

Our business benefits from our diversified revenue and gross profit mix, including the multiple revenue and gross profit streams in our traditional vehicle and commercial truck dealerships (new vehicles, used vehicles, finance and insurance, and service and parts operations), our commercial vehicle distribution and power systems operations, and returns relating to our joint venture investments, which we believe helps to mitigate the cyclicality that has historically impacted some elements of the automotive sector. We are further diversified within our retail automotive operations due to revenues generated from franchised dealerships and stand-alone used vehicle dealerships, due to our brand mix where we represent more than 40 brands, and geographically where we operate across 19 states and internationally. One of the unique attributes of our operations versus our peers is our diversification outside the U.S., with operations across nine countries.

The following table shows our consolidated revenues by country, and by state in the U.S., as a percentage of our total revenue:

Country	% of Total 2018 Revenue
United States		56%
United States Revenue by State
Arizona	6%
Arkansas	2%
California	10%
Connecticut	3%
Florida	2%
Georgia	4%
Indiana	1%
Maryland	1%
Minnesota	1%
New Jersey	8%
New York	1%
Ohio	2%
Oklahoma	1%
Pennsylvania	1%
Puerto Rico	1%
Rhode Island	2%
Tennessee	1%
Texas	6%
Virginia	2%
Wisconsin	1%
United Kingdom		35%
Germany/Italy		6%
Canada		1%
Australia/New Zealand/Pacific		2%

The U.K. is the second largest automotive retail market in Western Europe as measured by new units sold. We generated 82% of our revenue in the U.K. through the sale and service of premium brands in 2018. We believe we are among the largest Audi, Bentley, BMW, Ferrari, Jaguar, Land Rover, Maserati, Mercedes-Benz, MINI, and Porsche dealers in the U.K. based on new unit sales. Additionally, we operate a number of dealerships in Germany, Western Europe’s largest automotive retail market, including through joint ventures with experienced local partners, which sell and service Audi, Lexus, Porsche, Toyota, Volkswagen and other brands. We also operate BMW, MINI, Maserati, Porsche, Audi, Land Rover, Volvo, Mercedes-Benz, smart, and Lamborghini dealerships in Northern Italy, as well as BMW and MINI dealerships in Spain, through joint ventures with local partners. Our non-consolidated joint venture in Japan operates BMW, MINI, Rolls-Royce, Ferrari, and ALPINA dealerships.

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

Diversification Through Penske Truck Leasing. We currently hold a 28.9% ownership interest in PTL, a leading provider of transportation and supply chain services, which further diversifies our total results of operations. We continue to expect to realize significant cash tax savings as a result of our investment in PTL in addition to the diversification offered by earnings from PTL.

Offer Outstanding Brands in Premium Facilities and Superior Customer Service

We offer outstanding brands through premium facilities, in attractive geographic markets, and believe offering our customers a superior customer service experience will generate repeat and referral business and will help to foster a loyal and dedicated customer base. Customer satisfaction is measured at each of our franchised automotive dealerships on a monthly, quarterly, and/or yearly basis by the manufacturers we represent, and we compensate our employees, in part, based on their performance in such rankings.

We sell over 40 brands in our markets and our automotive dealership revenue mix consists of 70% related to premium brands, 22% related to volume non-U.S. brands, 2% related to brands of U.S. based manufacturers, and 6% related to our stand-alone used vehicle dealerships. We believe our largely premium and non-U.S. brand mix will continue to offer us the opportunity to generate same-store growth, including higher margin service and parts sales. The following chart reflects our percentage of total retail automotive dealership revenue by brand:

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

Grow Finance, Insurance, and Other Aftermarket Revenues. Each sale of a vehicle provides us the opportunity to assist in arranging financing for the sale of a vehicle, to sell the customer an extended service contract or other insurance product, and to sell aftermarket products, such as security systems and protective coatings. Where possible, we attempt to vertically integrate with the captive finance companies of the manufacturers we represent and to supplement these offerings with preferred lenders as necessary. In order to improve our finance and insurance business, we focus on enhancing training programs and implementing process improvements which we believe will improve our overall revenues. We are in the process of installing docuPAD, an interactive tool designed to improve document processing and menu presentation of finance and insurance options. The rollout is scheduled to be completed at the end of 2019. We expect the new system to create a more consistent process for our dealerships, yield higher finance and insurance revenue, improve compliance and reduce the need for printed copies and paper storage.

Expand Service and Parts and Collision Repair Revenues. Today’s vehicles are increasingly complex and require sophisticated equipment and specially trained technicians to perform certain services. Additionally, many manufacturers today are offering maintenance programs packaged with the vehicle sale. These programs require customers to have the service work performed at a factory-authorized dealership. Unlike independent service shops, our dealerships are authorized to perform this work under warranties provided by manufacturers. Additionally, we offer maintenance programs for sale through our dealerships. We believe that our brand mix and the complexity of today’s vehicles, combined with our investment in expanded service facilities, including the addition of a significant number of incremental service bays in recent years, and our focus on customer service, will contribute to increases in our service and parts revenue. We also operate 37 automotive collision repair centers and six commercial truck collision centers which are integrated with local dealership operations. We offer rapid repair services such as paint-less dent repair, headlight reconditioning, wheel repairs, tire sales, seat sales for our retail commercial truck operations, and windshield replacement at most of our facilities in order to offer our customers the convenience of one-stop shopping for all of their vehicle requirements.

Grow Through Strategic Acquisitions

We believe that attractive retail automotive acquisition opportunities exist for well-capitalized dealership groups with experience in identifying, acquiring and integrating dealerships. The fragmented automotive retail market provides us with significant growth opportunities in our markets. We generally seek to acquire dealerships with high-growth automotive brands in highly concentrated or growing demographic areas that will benefit from our management expertise, manufacturer relations and scale of operations, as well as smaller, single location dealerships that can be effectively integrated into our existing operations. Over time, we have also been awarded new franchises from various manufacturers. In 2018, we acquired or were granted open points representing nine franchises, which is expected to represent approximately $750.0 million in annualized revenue.

In 2017, we acquired CarSense in the U.S. and CarShop in the U.K., both businesses representing stand-alone used vehicle dealerships, which we believe complement our retail automotive dealership operations and provide scalable opportunities across our market areas. These businesses generated approximately $893.7 million in revenue in 2018. We believe there are attractive acquisition opportunities to grow these operations in both the U.S. and the U.K., and in January 2018, we acquired The Car People in the U.K., as discussed previously, which represented approximately $375.1 million in revenue.

We also believe there are attractive retail commercial truck acquisition opportunities. We see continued growth in the brands we represent at our existing retail commercial truck dealerships and believe there are opportunities for us to continue to make strategic acquisitions over time.

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

Embrace Digital Sales and Marketing

With our consumers deeply immersed in the digital space, we continue to execute a comprehensive digital marketing strategy that encompasses all avenues of customer engagement including websites, social media, video, mobile, email marketing, advertising, search engine optimization, branding, and content. We strive to build and optimize our presence across all digital platforms to deliver a seamless, convenient and transparent experience for our customers on their terms.

Each of our dealerships uses a custom content management system to maintain its own website. All of our dealership websites have consistent functionality and responsive formats, except where otherwise required by original equipment manufacturers, which helps to minimize costs, attract customers and provide a consistent image across dealerships.

To drive high quality traffic to our web properties, we primarily focus on search engine optimization and search engine marketing, and employ some third-party lead providers in key markets to augment our traffic. Most importantly, we have invested heavily in our own websites so we can retain traffic and deliver an engaging, dynamic user experience. As the majority of our web traffic is now coming from mobile devices, we operate with a “mobile first” mentality and ensure that the content we serve our customers is tailored to their preferred method of engagement and specific needs, where applicable.

We promote our U.S. and U.K. automotive retail new and pre-owned vehicle inventory online through PenskeCars.com, Sytner.co.uk, agnewcars.com, CarSense.com, CarShop.co.uk, and TheCarPeople.co.uk. The websites are designed to streamline the car-buying process and allow consumers to view and compare on average over 60,000 new, certified and pre-owned vehicles. These sites, together with our dealership websites, provide consumers a simple way to schedule service appointments online 24/7 and view extensive vehicle information, including photos, prices, promotions, videos, and third-party vehicle history reports for pre-owned vehicles. Additionally, customers may download the PenskeCars.com app to access vehicle inventory, locate or contact a dealership, explore payments, and get instant trade offers at their convenience.

Social media is an essential component of our digital strategy and enables us to proactively communicate with our customers and receive input on our service, branding, and engagement. Our dealerships maintain social media pages, including Facebook, Instagram and Twitter, among others, to attract new customers, build stronger relationships with current customers, and help grow the business. Using a social media mobile app, our dealerships can easily capture customer photos, send automated review invitations, record personalized videos for sales and service customers, and submit content for their social media sites. Social media one of the most powerful and cost-effective ways to engage with our customers, enhance brand visibility, and generate customer leads. By choosing a specific audience using a range of demographic tools, our dealerships are able to reach targeted potential customers effectively and efficiently.

As part of our continued efforts to improve the online customer experience, we research consumer behavior and survey our customers to validate our approach and help guide our site design. Customers are interested in a transparent and quick process, and use the web as a way to save time and educate themselves about their potential purchase.

To further our digital strategy, and respond to changing consumer preferences, we created a digital retailing experience, called Preferred Purchase, for our U.S. dealerships that incorporates new online functionality to streamline the sales process in our traditional business model. Preferred Purchase allows customers to value trade-in vehicles, review pricing, leasing and financing options, manufacturer incentive programs, and pre-qualify for credit, all online without visiting the dealership. This functionality is integrated and automated on a single platform that resides on both our individual dealership sites as well as our corporate sites. Preferred Purchase promotes transparency, decreases customer transaction times and gives our customers the flexibility to choose the path or sales process most comfortable to them — whether that is in the dealership or from the comfort of their home. We continue to assess consumers’ purchasing habits, opinions, and preferences to ensure we are meeting consumer needs and making the right investments in new technology.

 Retail Automotive Dealership Operations

Retail Automotive Franchises. We routinely acquire and dispose of retail automotive franchises. Our financial statements include the results of operations of acquired dealerships from the date of acquisition. We expect to continue to pursue acquisitions and selected dispositions in the future. The following table exhibits our retail automotive franchises by location and manufacturer as of December 31, 2018:

Location	Franchises	Franchises	U.S.	Non-U.S.	Total
Arizona	26	BMW/MINI	22	44	66
Arkansas	10	Toyota/Lexus	24	—	24
California	29	Mercedes-Benz/Sprinter/smart	17	29	46
Connecticut	9	Audi/Volkswagen/Bentley	18	50	68
Florida	3	Chrysler/Jeep/Dodge/Fiat/Alfa Romeo	8	—	8
Georgia	4	Honda/Acura	21	—	21
Indiana	2	Ferrari/Maserati	4	12	16
Maryland	2	Porsche	8	11	19
Minnesota	2	Jaguar/Land Rover	14	20	34
New Jersey	27	Lamborghini	1	5	6
Ohio	7	Nissan/Infiniti	3	—	3
Puerto Rico	4	Cadillac/Chevrolet	4	—	4
Rhode Island	9	Others	10	20	30
Tennessee	1	Total	154	191	345
Texas	11
Virginia	6
Wisconsin	2
Total U.S.	154
U.K.	141
Germany	29
Italy	21
Total Non-U.S.	191
Total Worldwide	345

Retail Automotive Stand-Alone Used Vehicle Dealerships. The following table exhibits the stand-alone used vehicle dealerships we currently operate by geographic location:

Location	Number of Dealerships
U.S.
Pennsylvania	4
New Jersey	1
Total U.S.	5
U.K.
CarShop	5
The Car People	4
Total U.K.	9
Total	14

New Vehicle Retail Sales. In 2018, we retailed 235,964 new vehicles which generated 46.4% of our retail automotive dealership revenue and 23.7% of our retail automotive dealership gross profit. New vehicles are typically acquired by dealerships directly from the manufacturer. We strive to maintain outstanding relationships with the automotive manufacturers, based in part on our long-term presence in the retail automotive market, our commitment to providing premium facilities, our commitment to drive customer satisfaction, the reputation of our management team and the consistent sales volume at our dealerships. Our dealerships finance the purchase of most new vehicles from the manufacturers through floor plan financing provided primarily by various manufacturers’ captive finance companies.

Used Vehicle Retail Sales. In 2018,  we retailed 282,542 used vehicles, including 71,013 from our stand-alone used vehicle dealerships, which generated 34.8% of our retail automotive dealership revenue and 13.4% of our retail automotive dealership gross profit. We acquire used vehicles from various sources including auctions open only to authorized new vehicle dealers, public auctions, trade-ins from consumers in connection with their purchase of a new vehicle from us, and lease expirations or terminations. To improve customer confidence in our used vehicle inventory, we provide vehicle history reports for all used vehicles and virtually all of our franchised new vehicle dealerships participate in manufacturer certification processes for used vehicles. If certification is obtained, the used vehicle owner is typically provided benefits and warranties similar to those offered to new vehicle owners by the applicable manufacturer. Most of our dealerships have implemented software tools which assist in procuring and selling used vehicles. In the U.K., we offer used vehicles to wholesalers and other dealers via online auction.

We currently operate fourteen stand-alone used vehicle dealerships in the U.S. and U.K. While we operate these dealerships under separate names (CarSense, CarShop and The Car People), each of these dealerships are committed to offering high quality “like-new” used vehicles at “no-haggle” prices. We anticipate that both CarShop and The Car People will begin to operate under the CarShop name in 2019. These businesses typically sell low mileage, high quality vehicles in a friendly and transparent buying experience. We acquired these businesses in 2017 and 2018, but each has a long history of serving their local communities. We include the results of our stand-alone used vehicle dealerships within used vehicle retail sales. Our total revenue from stand-alone used vehicle dealerships in 2018 was $1.3 billion. In 2017, we acquired CarSense in the U.S. and CarShop in the U.K., both businesses representing stand-alone used vehicle dealerships, which we believe complement our retail automotive dealership operations and provide scalable opportunities across our market areas. These businesses generated approximately $893.7 million in revenue in 2018. We believe there are attractive acquisition opportunities to grow these operations in both the U.S. and the U.K., and in January 2018, we acquired The Car People in the U.K., as discussed previously, which represented approximately $375.1 million in revenue.

Vehicle Finance, Extended Service and Insurance Sales. Finance, extended service and insurance sales represented 3.0% of our retail automotive dealership revenue and 20.6% of our retail automotive dealership gross profit in 2018. At our customers’ option, our dealerships can arrange third-party financing or leasing in connection with vehicle purchases. We typically receive a portion of the cost of the financing or leasing paid by the customer for each transaction as a fee. While these services are generally non-recourse to us, we are subject to chargebacks in certain circumstances, such as default under a financing arrangement or prepayment. These chargebacks vary by finance product, but typically are limited to the fee we receive.

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

We offer finance and insurance products using a “menu” process, which is designed to ensure that we offer our customers a complete range of finance, insurance, protection, and other aftermarket products in a transparent manner. We are in the process of installing docuPAD, an interactive tool designed to improve document processing and menu presentation of finance and insurance options. The rollout is scheduled to be completed at the end of 2019. We expect the new system to create a more consistent process for our dealerships, yield higher finance and insurance revenue, improve compliance and reduce the need for printed copies and paper storage.

Service and Parts Sales. Service and parts sales represented 10.3% of our retail automotive dealership revenue and 41.8% of our retail automotive dealership gross profit in 2018. We generate service and parts sales in connection with warranty work performed at each of our franchised dealerships and non-warranty work. We believe our service and parts revenues benefit from the increasingly complex technology used in vehicles that makes it difficult for independent repair facilities or vehicle owners to maintain and repair today’s automobiles.

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

Fleet and Wholesale Sales. Fleet and wholesale sales represented 5.5% of our retail automotive dealership revenue and 0.5% of our retail automotive dealership gross profit in 2018. Fleet activities represent the sale of new units to customers that are deemed to not be retail customers such as cities, municipalities or rental car companies, and are generally sold at contracted amounts. Wholesale activities relate to the sale of used vehicles generally to other dealers and occur at auction. Vehicles sold through this channel generally include units acquired by trade-in that do not meet certain standards or aged units.

Retail Commercial Truck Dealership Operations

We operate a heavy and medium duty truck dealership group known as Premier Truck Group (“PTG”) with locations in Texas, Oklahoma, Tennessee, Georgia, and Canada. As of December 31, 2018, PTG operated twenty locations, offering primarily Freightliner and Western Star branded trucks. One of these locations was acquired in April 2018 in Canada. PTG also offers a full range of used trucks available for sale as well as service and parts departments, providing a full range of maintenance and repair services. This business generated $1,374.5  million of revenue and $211.5 million of gross profit in 2018.

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

The necessity of repairing trucks for our customers is a key area of differentiation for our commercial truck dealerships, and we provide around-the-clock service in certain locations to get our customers’ commercial trucks back on the road so they can complete their routes. PTG also carries an extensive inventory of parts for the new and used trucks they sell and service, including Thomas Built Buses, and other makes of medium and heavy duty trucks. The service and parts business of our PTG commercial truck dealerships represents approximately 69% of our retail commercial truck dealership gross profit.

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

Commercial Vehicle Distribution Operations

Penske Commercial Vehicles Australia. We are the exclusive importer and distributor of Western Star heavy duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand and portions of the Pacific. This business, known as Penske Commercial Vehicles Australia (“PCV Australia”), distributes commercial vehicles and parts to a network of more than 70 dealership locations, including nine company-owned retail commercial vehicle dealerships.

Our local headquarters is located in Brisbane, Australia, which is the country’s third largest city. Our headquarters includes administrative facilities as well as a parts distribution center and a production center. We also have a parts distribution center in Auckland, New Zealand.

Western Star trucks are manufactured by Daimler Trucks North America in Portland, Oregon. These technologically advanced, custom-built vehicles are ordered by customers to meet their particular needs for line haul, long distance road train, mining, logging and other heavy duty applications. We are also the exclusive importer of MAN trucks and buses. MAN Truck and Bus, a VW Group company, is a leading producer of medium and heavy duty trucks as well as city and coach buses. These cab-forward, fuel efficient vehicles are principally produced in several sites in Germany and are ordered by customers for line haul, local distribution, mining and other off-road applications. Dennis Eagle refuse collection vehicles are manufactured by Ros Roca in Warwick, England. Together these brands represented 6.5% of heavy duty truck units sold in Australia and 3.9% in New Zealand during 2018.

Our commercial vehicle distribution operations include seven company-owned retail commercial vehicle dealerships in Australia and two company-owned retail commercial vehicle dealerships in New Zealand. Our dealership in Brisbane, Australia is the largest retailer of Western Star Trucks in Australia by volume. We finance our purchases of these vehicles under floor plan agreements with a local Daimler affiliate and a local Volkswagen affiliate with terms similar to our other floor plan agreements.

Penske Power Systems. We are also a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Allison Transmission, MTU Onsite Energy, and Rolls Royce Power Systems. This business, known as Penske Power Systems (“PPS”), offers products across the on- and off-highway markets, construction, mining, marine, and defense, in Australia, New Zealand and portions of the Pacific and supports full parts and aftersales service through a network of branches, field locations and dealers across the region. The on-highway portion of this business complements our PCV Australia distribution business, including integrated operations at retail locations selling PCV brands.

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

Penske  Power Systems’ 82 dealers are strategically located throughout Australia, New Zealand and the Pacific. Most of the dealers (68) represent the Detroit Diesel brand, with the majority aligned to Western Star and/or Freightliner truck manufacturers. The remaining dealers represent the MTU (1) and Allison Transmission (13) brands. The “off-highway” business of PPS principally includes the sale of power systems by PPS directly to customers in the commercial, defense and maritime sectors, and to several dealers.

These two businesses generated $558.5 million of revenue and $144.6 million of gross profit in 2018.

Penske Truck Leasing

We currently hold a 28.9% ownership interest in PTL, a leading provider of transportation and supply chain services. PTL is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental and contract maintenance, along with logistics services such as dedicated contract carriage, distribution center management, transportation management, lead logistics provider, and dry van truckload carrier services. PTL has a highly diversified customer base ranging from multi-national corporations across industries such as food and beverage, transportation, manufacturing, automotive, retail and healthcare, with whom they have long-term contracts to individual consumers who rent a single truck on a daily basis.

PTL operates one of the leading full-service truck leasing, truck rental and contract maintenance businesses in North America, and an international logistics business in North America, South America, Europe and Asia. PTL also operates its truck leasing and truck rental business in Australia through a joint venture with us.

Full-service truck leasing, truck rental and contract maintenance. Full-service truck leasing, truck rental and contract maintenance of commercial trucks, tractors and trailers constitutes PTL’s largest business. PTL manages a fleet of approximately 299,000 trucks, tractors and trailers, consisting of approximately 207,700 vehicles owned by PTL and leased to customers under full-service lease or rental agreements and approximately 91,800 customer-owned and -operated vehicles for which they provided contract maintenance services. Terms under its full-service leases generally range from four to seven years for tractors and trucks and six to ten years for trailers. Its commercial and consumer rental fleet as of December 31, 2018 consisted of approximately 75,500 vehicles for use by its full-service truck leasing, small business and consumer customers for periods generally ranging from less than a day to 12 months. Most of its leased vehicles are configured according to customer specifications, including custom painting and lettering, while its rental trucks bear Penske branding.

Commercial customers often outsource to PTL to reduce the complexity and cost of vehicle ownership. Under a full-service lease, PTL provides and fully maintains the vehicle, which is generally specifically configured for the customer. The services provided under full-service lease and contract maintenance agreements generally include preventive maintenance, advanced diagnostics, emergency road service, fleet services, safety programs, and fuel services through its network of 725 company-operated facilities. In addition, PTL’s commercial rental operations offer short‑term availability of tractors, trucks and trailers, typically to accommodate seasonal, emergency and other temporary needs. This short-term availability of tractors, trucks and trailers typically accommodates seasonal, emergency and other temporary needs. A significant portion of these rentals are to existing full-service leasing and contract maintenance customers who are seeking flexibility in their fleet management. PTL’s commercial rental business generated 22% of its operating revenue for 2018 and its full-service lease and contract maintenance business generated 47% of its operating revenue in 2018.

For consumer customers, PTL provides short-term rental of light and medium duty vehicles on a one-way and local basis, typically to transport household goods. Customers typically include local small businesses and individuals seeking a do-it-yourself solution to their moving needs. PTL’s consumer fleet generally consists of late model vehicles ranging in size from small vans to 26-foot trucks, and its consumer rentals are conducted through approximately 1,890 independent rental agents and approximately 375 of its company-operated leasing and rental facilities. PTL’s consumer business generated 6% of its operating revenue for 2018.

Logistics. PTL’s logistics business offers an extensive variety of services, including dedicated contract carriage, distribution center management, transportation management, lead logistics provider and dry van truckload carrier services. PTL coordinates services for its customers across the supply chain, including: inbound material flow, handling and packaging, inventory management, distribution and technologies, and sourcing of third-party carriers. These services are available individually or on a combined basis and often involve its associates performing services at the customer’s location. By offering a scalable series of services to its customers, PTL can manage the customer’s entire supply chain or any stand-alone service. PTL also utilizes specialized software that enables real-time fleet visibility and provides reporting metrics, giving customers detailed information on fuel economy and other critical supply chain costs. PTL’s international logistics business has approximately 445 locations in North America, South America, Europe and Asia. PTL’s logistics business generated 25% of its operating revenue for 2018.

Industry Information

Retail Automotive Dealership. Approximately 55% of our retail automotive dealership revenues are generated in the U.S., which in 2018 was the world’s second largest automotive retail market as measured by units sold. In 2018, sales of new cars and light trucks were approximately 17.3 million units, an  increase of 0.6% from 2017, and were generated at approximately 18,300 franchised new-car dealerships. According to the latest available data from the National Automobile Dealers Association, dealership revenue is derived as follows: 58% from new vehicle sales, 30% from used vehicle sales, and 12% from service and parts sales. Dealerships also offer a wide range of higher-margin products and services, including extended service contracts, financing arrangements and credit insurance. The National Automobile Dealers Association figures noted above include finance and insurance revenues within either new or used vehicle sales, as sales of these products are usually incremental to the sale of a vehicle.

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

Our European markets consist of Germany, the U.K., Italy, and Spain, which represented the first, second, fourth, and fifth largest automotive retail markets, respectively, in Western Europe in 2018, and accounted for approximately 64% of the total vehicle sales in Western Europe. Unit sales of automobiles in Western Europe were approximately 14.2 million in 2018, a 0.8% decrease compared to 2017. In Germany, the U.K., Italy, and Spain, new car sales were approximately 3.4 million, 2.4 million, 1.9 million and 1.3 million units, respectively, in 2018.

We also own a 49% interest in a Japanese joint venture. Unit sales in Japan were approximately 4.4 million in 2018, and remained relatively flat compared to 2017.

We also operate fourteen stand-alone used vehicle dealerships in the U.S. and the U.K. Used vehicle sales are even more fragmented than new vehicle sales and are generated by new car dealerships, used vehicle “superstores,” individual small lot sellers, as well as individual to individual sales. Used vehicle sales were approximately 40 million units in the U.S. and approximately 8 million units in the U.K. in 2018.

Retail Commercial Truck Dealership. In 2018,  North America sales of Class 5-8 medium and heavy duty trucks, the principal vehicles for our PTG business, were approximately 577,523 units, an increase of 15.5% from 2017. The Class 5-7 medium duty truck market increased 6.0% to 262,806 units from 247,902 units in the same period in 2017. The largest market, Class 8 heavy duty trucks, increased 24.9% to approximately 314,717 units from approximately 251,951 units in 2017.  In this market, our principal brands, Freightliner and Western Star, represent approximately 37.5% of that market.

Commercial Vehicle Distribution. Our commercial vehicle distribution business operates principally in Australia and New Zealand. In 2018, heavy duty truck sales in Australia and New Zealand combined were 17,823 units, representing an increase of 16.5% from 2017. The brands we represent in Australia hold a 6.5% market share in the Australian heavy duty truck market, and a 3.9% market share in New Zealand.

Penske Truck Leasing.  PTL participates broadly in the global supply chain, estimated at $8.7 trillion annually, and particularly in the U.S. supply chain, estimated at $1.6 trillion annually. Only 11% of the total U.S. supply chain function is outsourced to third parties, such as PTL. We estimate, based on R. L. Polk registration data, that there are approximately 8.2 million commercial trucks operating in the United States, of which up to 3.9 million could be potential opportunities for PTL’s full-service leasing and contract maintenance offerings.

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

As part of our business model, we receive sensitive information regarding customers, associates and vendors, from various online and offline channels. Our internal and third-party systems are under a moderate level of risk from cyber criminals or other individuals with malicious intent to gain unauthorized access to our systems. Cyber-attacks continue to grow in number and sophistication thus presenting an ongoing threat to systems, whether internal or external, used to operate the business on a day to day basis. We perform periodic control testing and audits on our systems. Despite these measures, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, malicious software, or other events. Any security breach or event resulting in the unauthorized disclosure of confidential information, or degradation of services provided by critical business systems, whether by us directly or our third-party service providers, could adversely affect our business operations, sales, reputation with current and potential customers, associates or vendors, as well as other operational and financial impacts derived from investigations, litigation, imposition of penalties, or other means.

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

Our marketing strategy reflects a data-driven approach that combines key metrics and trends from industry and consumer studies, our customer relationship management systems, and performance data from our businesses. This approach emphasizes objectivity and transparency in our marketing efforts and allows us to measure and gauge our success.

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

To attract customers and enhance customer service, each of our dealerships maintains its own website platform. All dealership websites have consistent functionality and responsive formats, except where otherwise required by vehicle manufacturers, which helps to minimize costs and provides a consistent image across dealerships. In addition to the dealership websites, we advertise most of our U.S. and U.K. automotive retail new and pre-owned vehicle inventory online through PenskeCars.com and Sytner.co.uk, as discussed previously under “Embrace Digital Sales and Marketing” above.

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

Retail Commercial Truck Dealership and Commercial Vehicle Distribution. We market commercial trucks in the U.S., Canada and Western Europe, and commercial vehicles and other products in Australia and New Zealand principally through a network of dealership and service locations, supported by corporate level marketing efforts. Our digital marketing leverages manufacturer websites supplemented by brand specific websites to promote our brands. We also employ local sponsorships to generate brand awareness in our markets and market to customers at various trade shows and other industry events. While we rely on our dealerships and service locations to market to local customers, we typically assign a regional sales manager to oversee local dealer marketing efforts.

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

The automotive and truck retail industry is currently served by franchised dealerships, independent used vehicle dealerships and individual consumers who sell used vehicles in private transactions. For new vehicle sales, we compete primarily with other franchised dealers in each of our marketing areas, relying on our premium facilities, superior customer service, advertising and merchandising, management experience, sales expertise, reputation, and the location of our dealerships to attract and retain customers. Each of our markets may include a number of well-capitalized competitors, including in certain instances dealerships owned by manufacturers and national and regional retail chains. In our retail commercial truck dealership operations, we compete with other manufacturers and retailers of medium and heavy duty trucks such as Ford, International Kenworth, Mack, Peterbilt and Volvo. We also compete with dealers that sell the same brands of new vehicles that we sell and with dealers that sell other brands of new vehicles that we do not represent in a particular market. Our new vehicle dealership competitors have franchise agreements which give them access to new vehicles on the same terms as us. Automotive dealers also face competition in the sale of new vehicles from purchasing services and warehouse clubs. With respect to arranging financing for our customers’ vehicle purchases, we compete with a broad range of financial institutions such as banks and local credit unions.

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

Commercial Vehicle Distribution. With respect to our commercial vehicle distribution operations in Australia and New Zealand, we compete with manufacturers, distributors, and retailers of other vehicles and products in our markets. The brands we represent in Australia hold a 6.5% market share in the Australian heavy duty truck market, and a 3.9% market share in New Zealand.

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

PTL’s commercial and consumer rental operations compete with several other nationwide vehicle rental systems, a large number of vehicle leasing and rental companies with multiple branches operating on a regional basis, and many similar companies operating primarily on a local basis. Because a significant portion of its rentals are used for moving and relocation, PTL competes with local and national moving and storage companies, as well as alternatives such as portable container-based transportation and storage. In its rental operations, it competes primarily on the basis of equipment availability, geographic location and customer service.

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

Employees and Labor Relations

As of December 31, 2018, we employed nearly 27,000 people, approximately 748 of whom were covered by collective bargaining agreements with labor unions. We consider our relations with our employees to be satisfactory. Our policy is to motivate our key managers through, among other things, variable compensation programs tied principally to local profitability. Due to our reliance on vehicle manufacturers, we may be adversely affected by labor strikes or work stoppages at the manufacturers’ facilities.

Regulation

We operate in a highly regulated industry and a number of regulations affect the marketing, selling, financing, servicing, and distribution of vehicles. Under the laws of the jurisdictions in which we currently operate, we typically must obtain a license in order to establish, operate or relocate a dealership, or operate a repair facility. These laws also regulate our conduct of business, including our advertising, operating, financing, employment, distribution and sales practices. Other laws and regulations include franchise laws and regulations, environmental laws and regulations (see “Environmental Matters” below), laws and regulations applicable to new and used motor vehicle dealers, as well as customer and employee privacy, identity theft prevention, wage-hour, anti-discrimination and other employment practices laws. With respect to online sales, many laws and regulations applicable to our business were adopted prior to the introduction of the Internet, certain digital technologies, and e-commerce, generally. As a result, we are tasked with maintaining compliance in an uncertain regulatory environment.

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

Our operations involving the management of hazardous and other environmentally sensitive materials are subject to numerous requirements. Our business also involves the operation of storage tanks containing such materials. Storage tanks are subject to periodic testing, containment, upgrading and removal under applicable law. Furthermore, investigation or remediation may be necessary in the event of leaks or other discharges from current or former underground or aboveground storage tanks. In addition, water quality protection programs govern certain discharges from some of our operations. Similarly, certain air emissions from our operations, such as vehicle painting, may be subject to relevant laws. Various health and safety standards also apply to our operations.

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

An expanding trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. U.S. vehicle manufacturers are subject to federally mandated corporate average fuel economy standards, which are expected to increase substantially through 2025. Furthermore, in response to concerns that emissions of carbon dioxide and certain other gases, referred to as “greenhouse gases,” may be contributing to warming of the Earth’s atmosphere, climate change-related legislation and policy changes to restrict greenhouse gas emissions are being considered, or have been implemented, at state and federal levels. European regulation requires a 37.5% reduction in emissions carbon dioxide for cars by 2030. Furthermore, numerous states, including California, have adopted or are considering requiring the sale of specified numbers of zero-emission vehicles. Significant increases in fuel economy requirements or new federal and state restrictions on emissions of carbon dioxide on vehicles and automobile fuels in the U.S. could adversely affect prices of and demand for the vehicles that we sell, such as the reduced demand for diesel vehicles we have experienced in 2018 in the United Kingdom.

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

Available Information

For selected financial information concerning our various operating and geographic segments, see Note 18 to our consolidated financial statements included in Item 8 of this report. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website, www.penskeautomotive.com, under the tab “Investor Relations” as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information that issuers file with the SEC. The address of the SEC’s website is www.sec.gov. We also make available on our website copies of materials regarding our corporate governance policies and practices, including our Corporate Governance Guidelines; our Code of Business Ethics; and the charters relating to the committees of our Board of Directors. The content of any website referred to in this Form 10-K is not deemed incorporated by reference into this Form 10-K unless expressly noted. You may obtain a printed copy of any of the foregoing materials by sending a written request to: Investor Relations, Penske Automotive Group, Inc., 2555 Telegraph Road, Bloomfield Hills, MI 48302 or by calling toll-free 866-715-5289. The information on or linked to our website is not part of this document. We plan to disclose changes to our Code of Business Ethics, or waivers, if any, for our executive officers or directors, on our website. We incorporated in the state of Delaware in 1990 and began dealership operations in October 1992.

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

Restructuring, bankruptcy or other adverse conditions affecting a significant automotive manufacturer or supplier. Our success depends on the overall success of the automotive industry generally, and in particular on the success of the brands of vehicles that each of our dealerships sell. In 2018, revenue generated at our Audi/Volkswagen/Porsche/Bentley, BMW/MINI, Toyota/Lexus, and Mercedes-Benz/Sprinter/smart dealerships represented 24%, 23%, 13%, and 9%, respectively, of our total automotive dealership revenues. Significant adverse weather related or other events that interrupt vehicle or parts supply to our dealerships, would likely have a significant and adverse impact on the industry as a whole, including us, particularly if the events impact any of the manufacturers whose franchises generate a significant percentage of our revenue. For example, the earthquake and tsunami that struck Japan in March 2011 resulted in reduced new vehicle production by Japanese automotive manufacturers in 2011 adversely affected our results. In addition, in 2017, hurricanes in Puerto Rico, Florida, Georgia, and Texas generated storm-related losses. Should these or similar events reoccur, we would expect similar adverse effects.

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

Our business is very competitive. We generally compete with: other franchised dealerships in our markets; used vehicle superstores, private market buyers and sellers of used vehicles; an increasing number of Internet-based vehicle sellers; national and local service and repair shops and parts retailers; with respect to commercial vehicles, distributors of similar products; and manufacturers in certain markets. Purchase decisions by consumers when shopping for a vehicle are extremely price sensitive. The level of competition in the market generally, coupled with increasing price transparency resulting from the use of the Internet by consumers, and pricing discounts to customers, can lead to lower selling prices and related profits. If there is a prolonged drop in retail prices, new vehicle sales are allowed to be made over the Internet without the involvement of franchised dealers, or if dealerships or other competitors are able to effectively use the Internet to sell outside of their markets, our business could be materially adversely affected.

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

Leverage. Our significant debt and other commitments expose us to a number of risks, including:

Cash requirements for debt and lease obligations. A significant portion of the cash flow we generate must be used to service the interest and principal payments relating to our various financial commitments, including $3.8 billion of floor plan notes payable, $2.2 billion of non-vehicle long-term debt and $5.4 billion of future lease commitments (including extension periods that are reasonably assured of being exercised and assuming constant consumer price indices). A sustained or significant decrease in our operating cash flows could lead to an inability to meet our debt service or lease requirements or to a failure to meet specified financial and operating covenants included in certain of our agreements. If this were to occur, it may lead to a default under one or more of our commitments and potentially the acceleration of amounts due, which could have a significant and adverse effect on us.

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

Interest rate variability. The interest rates we are charged on a substantial portion of our debt, including the floor plan notes payable we issue to purchase the majority of our inventory, are variable, increasing or decreasing based on changes in certain published interest rates. Increases to such interest rates has resulted and may continue to result in higher interest expense for us, which negatively affects our operating results. Because many of our customers finance their vehicle purchases, further increased interest rates may also decrease vehicle sales, which would negatively affect our operating results.

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

Performance of sublessees. In connection with the sale, relocation and closure of certain of our franchises, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties in 2018 totaled approximately $21.6 million. In the aggregate, we remain ultimately liable for approximately $233.7 million of such lease payments including payments relating to all available renewal periods. We rely on our sub-tenants to pay the rent and maintain the properties covered by these leases. In the event a subtenant does not perform under the terms of their lease with us, we could be required to fulfill such obligations, which could have a significant and adverse effect on us.

Information technology. Our information systems are fully integrated into our operations and we rely on them to operate effectively, including with respect to: electronic communications and data transfer protocols with manufacturers and other vendors; customer relationship management; sales and service scheduling; data storage; and financial and operational reporting. The majority of our systems are licensed from third parties, the most significant of which are provided by a limited number of suppliers in the U.S., U.K. and Australia. The failure of our information systems to perform as designed, the failure to protect the integrity of these systems, or the interruption of these systems due to natural disasters, power loss, unexpected termination of our agreements, or other reasons, could significantly and adversely disrupt our business operations, impact sales and results of operations, expose us to customer or third-party claims, or result in adverse publicity.

Cyber-security. As part of our business model, we receive sensitive information regarding customers, associates and vendors, from various online and offline channels. We collect, process, and retain this information in the normal course of our business. Our internal and third-party systems are under a moderate level of risk from cyber criminals or other individuals with malicious intent to gain unauthorized access to our systems. Cyber-attacks continue to grow in number and sophistication thus presenting an ongoing threat to systems, whether internal or external, used to operate the business on a day to day basis. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, malicious software, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. Any security breach or event resulting in the misappropriation, loss, or other unauthorized disclosure of confidential information, or degradation of services provided by critical business systems, whether by us directly or our third-party service providers, could adversely affect our business operations, sales, reputation with current and potential customers, associates or vendors, as well as other operational and financial impacts derived from investigations, litigation, imposition of penalties or other means.

The United Kingdom’s potential departure from the European Union could adversely affect us. The United Kingdom is currently scheduled to exit the European Union (“Brexit”) on March 29, 2019. The future terms of the United Kingdom’s relationship with the European Union remain uncertain. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound and the Euro. More specifically, it could lead to increased retail prices in the United Kingdom since the majority of vehicles sold in the U.K. are imported from other countries in Europe and may be subject to additional tax, breakdowns in the supply chain of automotive retailers and manufacturers which could delay delivery of vehicles or parts and other negative effects, which are difficult to predict.

As exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. A weakening British Pound as compared to the U.S. Dollar negatively impacts our U.S. Dollar reported results of operations. Our U.K. business generated 35% of our total revenue for the year ended December 31, 2018. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, consolidated financial position, results of operations, and cash flows.

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

Joint ventures. We have significant investments in a variety of joint ventures, including retail automotive operations in Germany, Japan, Italy and Spain. We have a 28.9% interest in PTL. We expect to receive annual operating distributions from PTL and the other ventures, and in the case of PTL, realize significant cash tax savings. These benefits may not be realized if the joint ventures do not perform as expected, or if changes in tax, financial, or regulatory requirements negatively impact the results of the joint venture operations. Our ability to dispose of these investments may be limited. In addition, the relevant joint venture agreement and other contractual restrictions may limit our access to the cash flows of these joint ventures. For example, PTL’s principal debt agreements allow partner distributions only as long as PTL is not in default under that agreement and the amount PTL distributes does not exceed 50% of its consolidated net income.

Additional risks relating to PTL. PTL’s business has additional risks to those in the retail business.

Customers. PTL has a more concentrated customer base than we do and is subject to changes in the financial health of its customers, changes in their asset utilization rates and increased competition for those customers.

Workforce. PTL requires a significant number of qualified drivers and technicians which may be difficult to hire, and is subject to increased compliance costs or work stoppages relating to those employees, particularly in regards to changes in labor laws and time of work rules regarding those employees. PTL contributes to 19 U.S. multi-employer pension plans that provide defined benefits to approximately 3,600 associates covered by collective bargaining agreements. If they withdraw or are deemed to withdraw from participation in any of these plans, then applicable law could require them to make withdrawal liability payments to the plan. If any of those plans were deemed to be underfunded, PTL could be subject to additional assessments, which could be substantial.

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

Capital markets risk. PTL relies on banks and the capital markets to fund its operations and capital commitments. PTL had a significant amount of total indebtedness at December 31, 2018, which it uses in part to purchase its vehicle fleet, and therefore is subject to changes in, and continued access to, the capital markets.

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

Regulatory issues. We are subject to a wide variety of regulatory activities, including:

Governmental regulations, claims and legal proceedings. Governmental regulations affect almost every aspect of our business, including the fair treatment of our employees, wage and hour issues, and our financing activities with customers. In California, judicial decisions call into question whether long-standing methods for compensating dealership employees comply with the local wage and hour rules. We could be susceptible to claims or related actions if we fail to operate our business in accordance with applicable laws or it is determined that long-standing compensation methods did not comply with local laws. Many laws and regulations applicable to our business were adopted prior to the introduction of online vehicle sales, the Internet, and certain digital technology, generally. As a result, we are tasked with maintaining compliance in an uncertain regulatory environment. Claims arising out of actual or alleged violations of law which may be asserted against us or any of our dealers by individuals, through class actions, or by governmental entities in civil or criminal investigations and proceedings, may expose us to substantial monetary damages which may adversely affect us.

European Union General Data Protection Regulation. We are subject to numerous laws and regulations in the U.S. and internationally designed to protect the information of clients, customers, employees, and other third parties that we collect and maintain, including the European Union General Data Protection Regulation (the “GDPR”). The GDPR, among other things, mandates new requirements regarding the handling of personal data of employees and customers, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. In addition, the state of California has proposed a similar law called the California Consumer Privacy Act which mandates similar requirements beginning in January 2020. If we fail to comply with these laws or regulations, we could be subject to significant litigation, monetary damages, regulatory enforcement actions or fines in one or more jurisdictions. For example, a failure to comply with the GDPR could result in fines up to the greater of €20 million or 4% of annual global revenues.

Recalls. Legislative and regulatory bodies from time to time have considered laws or regulations that would prohibit companies from renting or selling any vehicle that is subject to a recall until the recall service is performed. Whether any such prohibition may be enacted, and its ultimate scope, cannot be determined at this time. If a law or regulation is enacted that prevents the sale of vehicles until recall service has been performed, we could be required to reserve a significant portion of our vehicles from being available for sale for even a minor recall unrelated to vehicle safety. In addition, various manufacturers have issued stop sale notices in relation to certain recalls that require that we retain vehicles until the recall can be performed, whether or not parts are then available. While servicing recall vehicles yields parts and service revenue to us, the inability to sell a significant portion of our vehicles could increase our costs and have an adverse effect on our results of operations if a large number of our vehicles are the subject of simultaneous recalls, or if needed replacement parts are not in adequate supply.

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

In September 2018, new fuel economy testing and Co2 emissions legislation known as “Worldwide Harmonised Light Vehicle Testing Procedure” (WLTP) was implemented and required all vehicles sold in the United Kingdom (our second largest market) and Europe to comply with new fuel economy testing and Co2 emissions standards. Compliance with the new rules has proven to be challenging for certain manufacturers, resulting in a shortage of product availability. Should the brands we represent experience continued product unavailability, we may be significantly and adversely affected.

Tariff and trade risk. Increased tariffs, import product restrictions, and foreign trade risks may impair our ability to sell foreign vehicles profitably. In May 2018, the Trump Administration threatened to add 25% tariffs on foreign vehicles or parts and instructed the U.S. Commerce Department to begin an inquiry to determine if the importation of foreign vehicles or parts adversely impacts U.S. national security. There is substantial uncertainty regarding whether additional tariffs will be imposed, as well as whether “foreign” vehicles include those made by non-U.S. based manufacturers in the U.S or parts made outside the U.S. but included in U.S. assembled vehicles, the retaliatory response of foreign governments, and many other factors. In November 2018, the United States, Mexico and Canada signed a replacement trade agreement for the North American Free Trade Agreement (NAFTA), known as United States Mexico Canada Agreement (USMCA). If approved by Congress, starting in January 1, 2020 or such later date as the agreement takes force, USMCA may allow tariff-free importing of automobiles among the countries only if (i) the vehicles have 75% of their components manufactured in the US, Mexico or Canada, (ii) workers with an hourly wage of at least $16, manufacture at least 30% of the vehicle, which graduates up to 40% of the vehicle in 2023, or in the case of trucks, 45% and (iii) 70% of the steel and aluminum used in the production of the vehicle is sourced within North America. Should tariffs increase, we expect the price of many new vehicles we sell to increase which may adversely affect our new vehicle sales and related finance and insurance sales.

Franchise laws in the U.S. In the U.S., state law generally provides protections to franchised vehicle dealers from discriminatory practices by manufacturers and from unreasonable termination or non-renewal of their franchise agreements. In many states, the laws require that new vehicle sales be conducted exclusively by automotive retailers (not manufacturers). If these franchise laws are repealed or amended, manufacturers may have greater flexibility to terminate or not renew our franchises. Franchised automotive dealers in the European Union operate without such protections.

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

Accounting rules and regulations. The Financial Accounting Standards Board is currently evaluating several significant changes to GAAP in the U.S., including new guidance recently issued for revenue recognition and lease accounting. Changes to U.S. GAAP could significantly affect our reported financial position, earnings and cash flows upon adoption and effectiveness.  For example, adoption of the new lease accounting standard will result in a significant increase in lease liabilities and right-of-use assets on our consolidated balance sheets. In addition, changes to lease accounting could affect PTL customers’ decisions to purchase or lease trucks, which could adversely affect their business if leasing becomes a less favorable option. See the disclosure provided under “Recent Accounting Pronouncements” in Part II, Item 8, Note 1 of the Notes to our Consolidated Financial Statements for additional detail on accounting standard updates expected to have an impact on us.

Related parties. Our two largest stockholders, Penske Corporation and its affiliates (“Penske Corporation”) and Mitsui & Co., Ltd. and its affiliates (“Mitsui”), together beneficially own approximately 57% of our outstanding common stock. The presence of such significant stockholders results in several risks, including:

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

Some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests. Roger Penske, our Chair and Chief Executive Officer and a director, holds the same offices at Penske Corporation. Robert Kurnick, Jr., our President and a director, is also the Vice Chair and a director of Penske Corporation. Bud Denker, our Executive Vice President, Human Resources, is also the President of Penske Corporation. Each of these officers is paid much of their compensation by Penske Corporation. The compensation they receive from us is based on their efforts on our behalf, however, they are not required to spend any specific amount of time on our matters. One of our directors, Roger S. Penske, Jr., is the son of our Chair and also serves as a director of Penske Corporation. Masashi Yamanaka, one of our directors, is also an employee of Mitsui & Co. Roger Penske also serves as Chairman of Penske Truck Leasing, for which he is compensated by PTL.

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

We have a significant number of shares of common stock eligible for future sale. Penske Corporation and Mitsui own approximately 57% of our common stock and each has two demand registration rights that could result in a substantial number of shares being introduced for sale in the market. We also have a significant amount of authorized but unissued shares. Penske Corporation has pledged all of its shares of our common stock as collateral to secure a loan facility. A default by Penske Corporation could result in the foreclosure on those shares by the lenders, after which the lenders could attempt to sell those shares on the open market or to a third party.” The introduction of any of these shares into the market could have a material adverse effect on our stock price.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “PAG.” As of February 15, 2019, there were 169 holders of record of our common stock.

Dividends

We have announced the payment of a cash dividend of $0.38 per share to be paid on March 1, 2019 to stockholders of record as of February 11, 2019. While future cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions imposed by any then-existing indebtedness and other factors considered relevant by our Board of Directors, we currently expect to continue to pay comparable dividends in the future.

Securities Repurchases

In October 2017, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities to $200.0 million. As of December 31, 2018,  we had $136.9 million in repurchase authorization remaining under the securities repurchase program. In February 2019, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities to $200.0 million. For further information with respect to repurchases of our shares by us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Securities Repurchases” and Part II, Item 8, Note 15 of the Notes to our Consolidated Financial Statements.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
October 1 to October 31, 2018	—	$—	—	$150.0
November 1 to November 30, 2018	—	$—	—	$150.0
December 1 to December 31, 2018	334,870	$39.21	—	$136.9
	334,870		—

SHARE INVESTMENT PERFORMANCE

The following graph compares the cumulative total stockholder returns on our common stock based on an investment of $100 on December 31, 2013 and the close of the market on December 31 of each year thereafter against (i) the Standard & Poor’s 500 Index and (ii) an industry/peer group consisting of Asbury Automotive Group, Inc., AutoNation, Inc., Group 1 Automotive, Inc., Lithia Motors, Inc., and Sonic Automotive, Inc. The graph assumes the reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Penske Automotive Group, Inc., the S&P 500 Index and a Peer Group

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/13
12/14
12/15
12/16
12/17
12/18
Penske Automotive Group, Inc.
S&P 500
Peer Group

*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	Cumulative Total Return
	12/13	12/14	12/15	12/16	12/17	12/18
Penske Automotive Group, Inc.	100.00	105.86	93.03	117.36	111.37	96.65
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
Peer Group	100.00	124.82	121.96	108.65	113.35	84.52

Item 6.  Selected Financial Data

The following table sets forth our selected historical consolidated financial and other data as of and for each of the five years in the period ended December 31, 2018, which has been derived from our audited consolidated financial statements. During the periods presented, we made a number of acquisitions and have included the results of operations of the acquired dealerships from the date of acquisition. As a result, our period to period results of operations vary depending on the dates of the acquisitions. Accordingly, this selected financial data is not necessarily comparable or indicative of our future results. During the periods presented, we also sold or made available for sale certain entities which have been treated as discontinued operations in accordance with generally accepted accounting principles.  You should read this selected consolidated financial data in conjunction with our audited consolidated financial statements and related footnotes included elsewhere in this report.

	As of and for the Years Ended December 31,
	2018 (1)	2017 (2)	2016 (3)	2015	2014 (4)
	(In millions, except share and per share data)
Consolidated Statement of Operations Data:
Total revenues	$22,785.1	$21,386.9	$20,118.5	$19,284.9	$17,232.0
Gross profit	$3,414.9	$3,222.5	$2,966.6	$2,867.5	$2,579.2
Income from continuing operations attributable to Penske Automotive Group common stockholders (5)	$470.5	$613.5	$343.9	$329.6	$301.4
Net income attributable to Penske Automotive Group common stockholders	$471.0	$613.3	$342.9	$326.1	$286.7
Diluted earnings per share from continuing operations attributable to Penske Automotive Group common stockholders	$5.52	$7.14	$4.00	$3.67	$3.34
Diluted earnings per share attributable to Penske Automotive Group common stockholders	$5.53	$7.14	$3.99	$3.63	$3.17
Shares used in computing diluted share data	85,165,367	85,877,227	86,000,754	89,759,626	90,354,839
Balance Sheet Data:
Total assets (6)	$10,904.5	$10,540.6	$8,833.0	$7,982.9	$7,186.3
Total floor plan notes payable	$3,790.8	$3,761.8	$3,317.8	$3,379.6	$2,746.4
Total debt (excluding floor plan notes payable)	$2,216.7	$2,163.2	$1,877.1	$1,275.0	$1,342.6
Total equity attributable to Penske Automotive Group common stockholders	$2,609.1	$2,395.2	$1,750.9	$1,790.2	$1,652.8
Cash dividends per share	$1.42	$1.26	$1.10	$0.94	$0.78

(1)

Includes an  $11.6 million income tax benefit, or $0.14 per share, relating to the final reconciliation of the 2017 benefit under the 2017 U.S. Tax Cuts and Jobs Act, as further discussed in note (2) immediately below and Part II, Item 8, Note 17 of the Notes to our Consolidated Financial Statements set forth below, and a net benefit totaling $4.0 million after tax, or $0.05 per share, consisting of a $22.7 million net gain related to the sale of dealerships, partially offset by valuation adjustments with respect to certain franchised dealerships totaling $18.7 million.

(2)

Includes  a  $243.4 million income tax benefit, or $2.83 per share, from the enactment of the U.S. Tax Cuts and Jobs Act in December 2017, as further discussed in Part II, Item 8, Note 17 of the Notes to our Consolidated Financial Statements set forth below.

(3)

Includes a $5.1 million income tax benefit, or $0.06 per share, from the revaluation of a deferred tax liability as a result of our acquisition of the remaining ownership interests of PTG in April 2016.

(4)

Includes a gain of $16.0 million ($9.7 million after tax), or $0.10 per share, from the revaluation at fair value of a previously held non-controlling interest in PTG, of which we acquired a controlling interest in November 2014.

(5)

Excludes income (loss) from continuing operations attributable to non-controlling interests of $(0.7) million, $(0.5) million, $3.5 million, $4.3 million, and $3.4 million in 2018, 2017, 2016, 2015, and 2014, respectively.

(6)

Includes reclassifications due to the retrospective application of Accounting Standards Update No. 2015-17, “Income Taxes (Topic 740) — Balance Sheet Classification of Deferred Taxes” of $28.1 million, $30.5 million, and $31.4 million in 2016, 2015, and 2014, respectively.

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

Overview

We are a diversified international transportation services company that operates automotive and commercial truck dealerships principally in the United States, Canada and Western Europe, and distributes commercial vehicles, diesel engines, gas engines, power systems and related parts and services principally in Australia and New Zealand. We employ nearly 27,000 people worldwide.

In 2018, our business generated $22.8 billion in total revenue, which is comprised of approximately $20.8 billion from retail automotive dealerships, $1.4 billion from retail commercial truck dealerships and $0.6 billion from commercial vehicle distribution and other operations. We generated $3.4 billion in gross profit, which is comprised of $3.1 billion from retail automotive dealerships, $211.5 million from retail commercial truck dealerships and $144.8 million from commercial vehicle distribution and other operations.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $20.8 billion in total retail automotive dealership revenue we generated in 2018. As of December 31, 2018, we operated 345 retail automotive franchises, of which 154 franchises are located in the U.S. and 191 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In 2018, we retailed and wholesaled more than 644,000 vehicles. We are diversified geographically, with 55% of our total retail automotive dealership revenues in 2018 generated in the U.S. and Puerto Rico and 45% generated outside the U.S. We offer over 40 vehicle brands, with 70% of our retail automotive dealership revenue in 2018 generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz and Porsche. Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts, and replacement and aftermarket automotive products. In 2018, we acquired an additional 11.4% interest in the Jacobs Group, one of our German automotive dealership joint ventures, and now own  a 79.4% interest in the Jacobs Group.

We also operate fourteen stand-alone used vehicle supercenters in the U.S. and the U.K. which retail and wholesale previously owned vehicles under a one price, “no-haggle” methodology. We acquired CarSense in the U.S. and CarShop in the U.K. in the first quarter of 2017 and acquired The Car People in the U.K. in January 2018. Our CarSense operations in the U.S. consist of five locations operating in the Philadelphia and Pittsburgh, Pennsylvania market areas, including southern New Jersey. Our CarShop operations in the U.K. consist of five retail locations and a vehicle preparation center operating principally throughout Southern England. The Car People operations in the U.K. consist of four retail locations operating across Northern England, which complement CarShop’s Southern England locations. CarShop and The Car People currently operate as one reportable segment (“Stand-Alone Used International”) and we anticipate that both will begin to operate under the CarShop name in 2019. For the year ended December 31, 2018, these stand-alone used vehicle dealerships retailed 71,013 units and generated $1.3 billion in revenue.

Retail automotive dealerships represented 91.5% of our total revenues and 89.6% of our total gross profit in 2018.

Retail Commercial Truck Dealership. We operate a heavy and medium duty truck dealership group known as Premier Truck Group (“PTG”) with locations in Texas, Oklahoma, Tennessee, Georgia, and Canada. As of December 31, 2018,

PTG operated twenty locations, offering primarily Freightliner and Western Star branded trucks. One of these locations was acquired in April 2018 in Canada. PTG also offers a full range of used trucks available for sale as well as service and parts departments, providing maintenance and repair services.

This business represented 6.0% of our total revenues and 6.2% of our total gross profit in 2018.

Commercial Vehicle Distribution. We are the exclusive importer and distributor of Western Star heavy duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand and portions of the Pacific. This business, known as Penske Commercial Vehicles Australia (“PCV Australia”), distributes commercial vehicles and parts to a network of more than 70 dealership locations, including nine company-owned retail commercial vehicle dealerships.

We are also a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Allison Transmission, MTU Onsite Energy, and Rolls Royce Power Systems. This business, known as Penske Power Systems (“PPS”), offers products across the on- and off-highway markets, construction, mining, marine, and defense, in Australia, New Zealand and portions of the Pacific and supports full parts and aftersales service through a network of branches, field locations and dealers across the region. The on-highway portion of this business complements our PCV Australia distribution business, including integrated operations at retail locations selling PCV brands.

These businesses represented 2.5% of our total revenues and 4.2% of our total gross profit in 2018.

Penske Truck Leasing. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation and supply chain services. PTL is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental and contract maintenance, along with logistic services such as dedicated contract carriage, distribution center management, transportation management, lead logistics provider services and dry van truckload carrier services. On September 7, 2017, we acquired an additional 5.5% ownership interest in PTL. Prior to this acquisition, we held a 23.4% ownership interest in PTL. PTL is currently owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. (“Mitsui”). We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments. We recorded $129.5 million in equity earnings from this investment in 2018.

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

Aggregate revenue and gross profit increased $1,398.2 million, or 6.5%, and $192.4 million, or 6.0%, respectively, during 2018 compared to 2017. The increases are largely attributable to same-store increases in the used Retail Automotive and Retail Commercial Truck segments, finance and insurance, and service and parts revenue and gross profit.

As our various exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to weaken against the U.S. Dollar, our U.K. results of operations would translate into less U.S. Dollar reported results. Foreign currency average rate fluctuations increased revenue and gross profit by $354.3 million and $44.9 million, respectively, in 2018. Foreign currency average rate fluctuations increased earnings per share from continuing operations by approximately $0.07 per share in 2018. Excluding the impact of foreign currency average rate fluctuations, revenue and gross profit increased 4.9% and 4.6%, respectively, in 2018.

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

Revenue Recognition

Dealership Vehicle, Parts and Service Sales. We record revenue for vehicle sales at a point in time when vehicles are delivered, which is when the transfer of title, risks and rewards of ownership and control are considered passed to the customer. We record revenue for vehicle service and collision work over time as work is completed, and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenue). During 2018, 2017, and 2016, we earned $699.4 million, $693.9 million, and $654.9 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $680.0 million, $675.3 million, and $638.2 million, respectively, was recorded as a reduction of cost of sales. The remaining $19.4 million, $18.6 million, and $16.7 million, was recorded as a reduction of selling, general and administrative expenses during 2018, 2017, and 2016, respectively.

Dealership Finance and Insurance Sales. Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection and extended service contracts. These commissions are recorded as revenue at a point in time when the customer enters into the contract. Payment is typically due and collected within 30 days subsequent to the execution of the contract with the customer. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $26.0 million and $24.9 million as of December 31, 2018 and December 31, 2017, respectively.

Commercial Vehicle Distribution. We record revenue from the distribution of vehicles, engines, and other products at a point in time when delivered, which is when the transfer of title, risks and rewards of ownership and control are considered passed to the customer. We record revenue for service or repair work over time as work is completed, and when parts are delivered to our customers. For our long-term power generation contracts, we record revenue over time as services are provided in accordance with contract milestones.

 Refer to the disclosures provided in Part II, Item 8, Note 2 of the Notes to our Consolidated Financial Statements for additional detail on revenue recognition.

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

Goodwill impairment is assessed at the reporting unit level annually on October 1 and upon the occurrence of an indicator of impairment. Our operations are organized by management into operating segments by line of business and geography. We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations and other non-automotive consolidated operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations. We have determined that the dealerships in each of our operating segments within the Retail Automotive reportable segment are components that are aggregated into six reporting units for the purpose of goodwill impairment testing, as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and/or used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals), and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The reporting units are Eastern, Central, and Western United States, Stand-Alone Used United States, International, and Stand-Alone Used International. Our Retail Commercial Truck reportable segment has been determined to represent one operating segment and reporting unit. The goodwill included in our Other reportable segment relates primarily to our commercial vehicle distribution operating segment. There is no goodwill recorded in our Non-Automotive Investments reportable segment.

For our Retail Automotive, Retail Commercial Truck, and Other reporting units, we prepared a qualitative assessment of the carrying value of goodwill using the criteria in ASC 350-20-35-3 to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. If it were determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, additional analysis would be unnecessary. During 2018, we concluded that for the retail automotive, retail commercial truck, and other reporting units that their fair values were more likely than not greater than their carrying values. If additional impairment testing was necessary, we would have estimated the fair value of our reporting units using an “income” valuation approach. The “income” valuation approach estimates our enterprise value using a net present value model, which discounts projected free cash flows of our business using the weighted average cost of capital as the discount rate. We would also validate the fair value for each reporting unit using the income approach by calculating a cash earnings multiple and determining whether the multiple was reasonable compared to recent market transactions completed by the Company or in the industry. As part of that assessment, we would also reconcile the estimated aggregate fair values of our reporting units to our market capitalization. We believe this reconciliation process is consistent with a market participant perspective. This consideration would also include a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest, and other significant assumptions including revenue and profitability growth, franchise profit margins, residual values and the cost of capital.

Investments

We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $1,305.2 million and $1,256.6 million as of December 31, 2018 and 2017, respectively, including $1,237.4 million and $1,185.6 million relating to PTL as of December 31, 2018 and 2017, respectively. In July 2016, we increased our ownership interest in PTL from 9.0% to 23.4% as a result of our acquisition of an additional 14.4% ownership interest, and in September 2017, we acquired an additional 5.5% ownership interest, as discussed previously. We currently hold a 28.9% ownership interest in PTL.

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

Self-Insurance

We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, vehicle physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance, and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $31.3 million and $30.3 million as of December 31, 2018 and 2017, respectively.

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

Refer to the disclosures provided in Part II, Item 8, Note 17 of the Notes to our Consolidated Financial Statements for additional detail on our accounting for income taxes, including additional discussion on the enactment of the Act and the resulting impact on our 2018 financial statements.

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

The results for 2018 include a tax benefit of $11.6 million, or $0.14 per share, recorded in the third quarter of 2018 for final adjustments to our provisional estimates per the U.S. Tax Cuts and Jobs Act and related Staff Accounting Bulletin No. 118 (discussed in “Income Taxes” within Part II, Item 8, Note 17). The results for 2018 also include a net benefit totaling $4.0 million after tax, or $0.05 per share, consisting of a $22.7 million net gain related to the sale of several retail automotive dealerships, partially offset by valuation adjustments with respect to certain franchised dealerships totaling $18.7 million.

Retail Automotive Dealership New Vehicle Data

(In millions, except unit and per unit amounts)

			2018 vs. 2017				2017 vs. 2016
New Vehicle Data	2018	2017	Change	% Change	2017	2016	Change	% Change
New retail unit sales	235,964	248,774	(12,810)	(5.1)%	248,774	249,695	(921)	(0.4)%
Same-store new retail unit sales	227,201	236,163	(8,962)	(3.8)%	231,458	241,680	(10,222)	(4.2)%
New retail sales revenue	$9,666.4	$9,678.5	$(12.1)	(0.1)%	$9,678.5	$9,547.1	$131.4	1.4%
Same-store new retail sales revenue	$9,186.1	$9,163.7	$22.4	0.2%	$8,980.1	$9,272.5	$(292.4)	(3.2)%
New retail sales revenue per unit	$40,966	$38,905	$2,061	5.3%	$38,905	$38,235	$670	1.8%
Same-store new retail sales revenue per unit	$40,432	$38,802	$1,630	4.2%	$38,798	$38,367	$431	1.1%
Gross profit — new	$724.6	$746.2	$(21.6)	(2.9)%	$746.2	$733.8	$12.4	1.7%
Same-store gross profit — new	$680.9	$707.2	$(26.3)	(3.7)%	$685.5	$710.3	$(24.8)	(3.5)%
Average gross profit per new vehicle retailed	$3,070	$2,999	$71	2.4%	$2,999	$2,939	$60	2.0%
Same-store average gross profit per new vehicle retailed	$2,997	$2,995	$2	0.1%	$2,962	$2,939	$23	0.8%
Gross margin % — new	7.5%	7.7%	(0.2)%	(2.6)%	7.7%	7.7%	—%	—%
Same-store gross margin % — new	7.4%	7.7%	(0.3)%	(3.9)%	7.6%	7.7%	(0.1)%	(1.3)%

Units

Retail unit sales of new vehicles decreased from 2017 to 2018 due to an 8,962 unit, or 3.8%, decrease in same-store new retail unit sales, coupled with a 3,848 unit decrease from net dealership divestitures. New units decreased 6.1% in the U.S. and 3.7% internationally. Same-store units decreased 2.9% in the U.S. due to a decrease in premium, volume foreign, and domestic brand sales. Same-store units decreased 5.1% internationally primarily due to a shortage of product availability in the fourth quarter, resulting from the new “Worldwide Harmonised Light Vehicle Testing Procedure” (WLTP) fuel economy testing and emissions standards applicable to new vehicles sold in Europe beginning September 2018.

The decrease from 2016 to 2017 is due to a 10,222 unit, or 4.2%, decrease in same-store new retail unit sales, offset by a 9,301 unit increase from net dealership acquisitions during the year. New units decreased 1.7% in the U.S. and increased 1.8% internationally. Same-store units decreased 3.3% in the U.S., primarily due to a decrease in premium and domestic brand sales. Same-store units decreased 5.8% internationally, primarily due to a decline in unit sales in Germany that offset the strength of unit sales in the U.K.

Revenues

New vehicle retail sales revenue decreased from 2017 to 2018 due to a $34.5 million decrease from net dealership divestitures, offset by a $22.4 million, or 0.2%, increase in same-store revenues. Excluding $154.4 million of favorable foreign currency fluctuations, same-store new retail revenue decreased 1.4%. The same-store revenue increase is due to the $1,630 per unit increase in comparative average selling prices (including a $680 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $370.2 million, partially offset by a decrease in same-store new retail unit sales, which decreased revenue by $347.8 million.

The increase from 2016 to 2017 is due to a $423.8 million increase from net dealership acquisitions, offset by a $292.4 million, or 3.2%, decrease in same-store revenues. Excluding $158.8 million of negative foreign currency fluctuations, same-store new retail revenue decreased 1.4%. The same-store revenue decrease is due to a decrease in same-store new retail unit sales, which decreased revenue by $392.2 million, offset by the $431 per unit increase in comparative average selling prices per unit (offset by a $686 per unit decrease attributable to negative foreign currency fluctuations), which increased revenue by $99.8 million.

Gross Profit

Retail gross profit from new vehicle sales decreased from 2017 to 2018 due to a $26.3 million, or 3.7%, decrease in same-store gross profit, offset by a $4.7 million increase from net dealership acquisitions. Excluding $12.7 million of favorable foreign currency fluctuations, same-store gross profit decreased 5.5%. The decrease in same-store gross profit is due to a decrease in same-store new retail unit sales, which decreased gross profit by $26.8 million, partially offset by a $2 per unit increase in the average gross profit per new vehicle retailed (including a $56 per unit increase attributable to favorable foreign currency fluctuations), which increased gross profit by $0.5 million.

The increase from 2016 to 2017 is due to a $37.2 million increase from net dealership acquisitions, offset by a $24.8 million, or 3.5%, decrease in same-store gross profit during the year. Excluding $12.3 million of negative foreign currency fluctuations, same-store gross profit decreased 1.8%. The decrease in same-store gross profit is due to the decrease in same-store new retail unit sales, which decreased gross profit by $30.1 million, offset by a $23 per unit increase in the average gross profit per new vehicle retailed (offset by a $53 per unit decrease attributable to negative foreign currency fluctuations), which increased gross profit by $5.3 million.

Retail Automotive Dealership Used Vehicle Data

(In millions, except unit and per unit amounts)

			2018 vs. 2017				2017 vs. 2016
Used Vehicle Data	2018	2017	Change	% Change	2017	2016	Change	% Change
Used retail unit sales	282,542	252,922	29,620	11.7%	252,922	207,556	45,366	21.9%
Same-store used retail unit sales	205,081	201,031	4,050	2.0%	201,283	202,463	(1,180)	(0.6)%
Used retail sales revenue	$7,252.1	$6,386.8	$865.3	13.5%	$6,386.8	$5,663.7	$723.1	12.8%
Same-store used retail sales revenue	$5,979.3	$5,539.2	$440.1	7.9%	$5,502.7	$5,536.3	$(33.6)	(0.6)%
Used retail sales revenue per unit	$25,667	$25,252	$415	1.6%	$25,252	$27,287	$(2,035)	(7.5)%
Same-store used retail sales revenue per unit	$29,156	$27,554	$1,602	5.8%	$27,338	$27,345	$(7)	—%
Gross profit — used	$409.1	$358.0	$51.1	14.3%	$358.0	$330.5	$27.5	8.3%
Same-store gross profit — used	$320.8	$296.7	$24.1	8.1%	$297.2	$324.1	$(26.9)	(8.3)%
Average gross profit per used vehicle retailed	$1,448	$1,415	$33	2.3%	$1,415	$1,592	$(177)	(11.1)%
Same-store average gross profit per used vehicle retailed	$1,564	$1,476	$88	6.0%	$1,476	$1,601	$(125)	(7.8)%
Gross margin % — used	5.6%	5.6%	—%	—%	5.6%	5.8%	(0.2)%	(3.4)%
Same-store gross margin % — used	5.4%	5.4%	—%	—%	5.4%	5.9%	(0.5)%	(8.5)%

Units

Retail unit sales of used vehicles increased from 2017 to 2018 due to a 25,570 unit increase from net dealership acquisitions, coupled with a 4,050 unit, or 2.0%, increase in same-store used retail unit sales. Used units increased 27.4% internationally and decreased 2.2% in the U.S. The decrease of 2.2% is due to the divestiture of several franchised dealerships in the U.S. during 2018. The increase internationally is primarily due to our acquisitions of stand-alone used vehicle dealerships in the U.K. Same-store units increased 4.7% internationally and decreased 0.1% in the U.S.

The increase from 2016 to 2017 is due to a 46,546 unit increase from net dealership acquisitions, offset by a 1,180 unit, or 0.6%, decrease in same-store retail unit sales. Used units increased 38.9% internationally and 9.9% in the U.S. These increases are primarily due to our 2017 acquisitions of the stand-alone used vehicle dealerships in the U.S. and the

U.K., CarSense and CarShop, respectively. Same-store used units increased 1.7% internationally and decreased 2.1% in the U.S.

Revenues

Used vehicle retail sales revenue increased from 2017 to 2018 due to a $440.1 million, or 7.9%, increase in same-store revenues, coupled with a $425.2 million increase from net dealership acquisitions. Excluding $117.1 million of favorable foreign currency fluctuations, same-store used retail revenue increased 5.8%. The same-store revenue increase is primarily due to a $1,602 per unit increase in comparative average selling prices (including a $571 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $322.0 million, coupled with an increase in same-store used retail unit sales, which increased revenue by $118.1 million. The increase in used retail sales revenue per unit was partially offset by lower selling prices from our stand-alone used vehicle dealerships in the U.S. and the U.K., which reduced used retail sales revenue per unit by $3,610. The average sales price per unit for our stand-alone used vehicle dealerships is $14,913 compared to $29,278 at our franchised dealerships.

The increase from 2016 to 2017 is due to a $756.7 million increase from net dealership acquisitions, offset by a $33.6 million, or 0.6%, decrease in same-store revenues. Excluding $127.7 million of negative foreign currency fluctuations, same-store used retail revenue increased 1.7%. The same-store revenue decrease is due to the decrease in same-store used retail unit sales, which decreased revenue by $32.2 million, coupled with a $7 per unit decrease in comparative average selling prices (including a $634 per unit decrease attributable to negative foreign currency fluctuations), which decreased revenue by $1.4 million. Used retail sales revenue per unit was also negatively impacted by lower selling prices from our stand-alone used vehicle dealerships in the U.S. and the U.K., which reduced used retail sales revenue per unit by $2,046.

Gross Profit

Retail gross profit from used vehicle sales increased from 2017 to 2018 due to a $27.0 million increase from net dealership acquisitions, coupled with a $24.1 million, or 8.1%, increase in same-store gross profit. Excluding $6.3 million of favorable foreign currency fluctuations, same-store gross profit increased 6.0%. The increase in same-store gross profit is due to an $88 per unit increase in average gross profit per used vehicle retailed (including a $31 per unit increase attributable to favorable foreign currency fluctuations), which increased gross profit by $17.7 million, coupled with an increase in same-store used retail unit sales, which increased gross profit by $6.4 million. The increase in used average gross profit per unit was partially offset by the impact of lower average selling prices for our stand-alone used vehicle dealerships, which reduced used average gross profit per unit by $123. The average gross profit per unit for our stand-alone used vehicle dealerships is $1,080 compared to $1,571 at our franchised dealerships.

The increase from 2016 to 2017 is due to a $54.4 million increase from net dealership acquisitions, offset by a $26.9 million, or 8.3%, decrease in same-store gross profit. Excluding $6.8 million of negative foreign currency fluctuations, same-store gross profit decreased 6.2%. The decrease in same-store gross profit is due to a $125 per unit decrease in average gross profit per used vehicle retailed (including a $34 per unit decrease attributable to negative foreign currency fluctuations), which decreased gross profit by $25.1 million, coupled with the decrease in same-store used retail unit sales, which decreased gross profit by $1.8 million. Used average gross profit per unit was also negatively impacted by lower margins from our stand-alone used vehicle dealerships in the U.S. and the U.K., which reduced used average gross profit per unit by $53.

Retail Automotive Dealership Finance and Insurance Data

(In millions, except unit and per unit amounts)

			2018 vs. 2017				2017 vs. 2016
Finance and Insurance Data	2018	2017	Change	% Change	2017	2016	Change	% Change
Total retail unit sales	518,506	501,696	16,810	3.4%	501,696	457,251	44,445	9.7%
Total same-store retail unit sales	432,282	437,194	(4,912)	(1.1)%	432,741	444,143	(11,402)	(2.6)%
Finance and insurance revenue	$629.6	$581.8	$47.8	8.2%	$581.8	$495.0	$86.8	17.5%
Same-store finance and insurance revenue	$538.8	$509.0	$29.8	5.9%	$508.3	$484.5	$23.8	4.9%
Finance and insurance revenue per unit	$1,214	$1,160	$54	4.7%	$1,160	$1,082	$78	7.2%
Same-store finance and insurance revenue per unit	$1,246	$1,164	$82	7.0%	$1,175	$1,091	$84	7.7%

Finance and insurance revenue increased from 2017 to 2018 due to a $29.8 million, or 5.9%, increase in same-store revenues, coupled with an $18.0 million increase from net dealership acquisitions. Excluding $8.3 million of favorable foreign currency fluctuations, same-store finance and insurance revenue increased 4.2%. The same-store revenue increase is due to an $82 per unit increase in comparative average finance and insurance revenue per unit (including a $19 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $35.5 million, partially offset by the decrease in same-store retail unit sales, which decreased revenue by $5.7 million. Finance and insurance revenue per unit was partially offset by the impact of lower per unit amounts from our stand-alone used vehicle dealerships, which reduced average finance and insurance revenue per unit by $28. We believe the increase in same-store finance and insurance revenue per unit, particularly in the U.S., is primarily due to our continued efforts to increase finance and insurance revenue, which include additional training, adding resources to target underperforming locations, product penetration, and changes to product portfolios.

The increase from 2016 to 2017 is due to a $63.0 million increase from net dealership acquisitions, coupled with a $23.8 million, or 4.9%, increase in same-store revenues. Excluding $10.0 million of negative foreign currency fluctuations, same-store finance and insurance revenue increased 7.0%. The same-store revenue increase is due to an $84 per unit increase in comparative average selling prices per unit (offset by a $23 per unit decrease attributable to negative foreign currency fluctuations), which increased revenue by $36.3 million, offset by a decrease in same-store retail unit sales, which decreased revenue by $12.5 million. We believe the increase in same-store finance and insurance revenue per unit, particularly in the U.S., is primarily due to our efforts to increase finance and insurance revenue, which include adding resources to target underperforming locations and drive additional training, product penetration, and changes to product portfolios.

Retail Automotive Dealership Service and Parts Data

(In millions)

			2018 vs. 2017				2017 vs. 2016
Service and Parts Data	2018	2017	Change	% Change	2017	2016	Change	% Change
Service and parts revenue	$2,151.4	$2,057.5	$93.9	4.6%	$2,057.5	$1,948.6	$108.9	5.6%
Same-store service and parts revenue	$2,046.0	$1,950.4	$95.6	4.9%	$1,950.5	$1,919.0	$31.5	1.6%
Gross profit — service and parts	$1,277.3	$1,219.7	$57.6	4.7%	$1,219.7	$1,129.7	$90.0	8.0%
Same-store service and parts gross profit	$1,192.2	$1,142.8	$49.4	4.3%	$1,148.1	$1,112.1	$36.0	3.2%
Gross margin % — service and parts	59.4%	59.3%	0.1%	0.2%	59.3%	58.0%	1.3%	2.2%
Same-store service and parts gross margin %	58.3%	58.6%	(0.3)%	(0.5)%	58.9%	58.0%	0.9%	1.6%

Revenues

Service and parts revenue increased from 2017 to 2018, with an increase of 12.7% internationally and 0.8% in the U.S. The overall increase in service and parts revenue is due to a $95.6 million, or 4.9%, increase in same-store revenues, offset by a $1.7 million decrease from net dealership divestitures. Excluding $26.5 million of favorable foreign currency fluctuations, same-store revenue increased 3.5%. The increase in same-store revenue is due to a $90.3 million, or 6.9%, increase in customer pay revenue and a $5.3 million, or 1.1%, increase in warranty revenue.

The increase from 2016 to 2017 is due to a $77.4 million increase from net dealership acquisitions, coupled with a $31.5 million, or 1.6%, increase in same-store revenues during the year. Excluding $22.2 million of negative foreign currency fluctuations, same-store service and parts revenue increased 2.8%. The increase in same-store revenue is due to a $37.6 million, or 8.2%, increase in warranty revenue, and a $0.6 million, or 0.4%, increase in vehicle preparation and body shop revenue, offset by a  $6.7 million, or 0.5%, decrease in customer pay revenue.

Gross Profit

Service and parts gross profit increased from 2017 to 2018 due to a $49.4 million, or 4.3%, increase in same-store gross profit, coupled with an $8.2 million increase from net dealership acquisitions. Excluding $14.4 million of favorable foreign currency fluctuations, same-store gross profit increased 3.1%. The same-store gross profit increase is due to an increase in same-store revenues, which increased gross profit by $55.7 million, partially offset by a 0.3% decrease in same-store gross margin, which decreased gross profit by $6.3 million. The same-store gross profit increase is due to a $38.8 million, or 6.3%, increase in customer pay gross profit, an $8.5 million, or 3.3%, increase in warranty gross profit, and a $2.1 million, or 0.8%, increase in vehicle preparation and body shop gross profit.

The increase from 2016 to 2017 is due to a $54.0 million increase from net dealership acquisitions, coupled with a $36.0 million, or 3.2%, increase in same-store gross profit. Excluding $14.4 million of negative foreign currency fluctuations, same-store service and parts gross profit increased 4.5%. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $18.6 million, coupled with a 0.9% increase in same-store gross margin, which increased gross profit by $17.4 million. The same-store gross profit increase is due to a $25.8 million, or 11.0%, increase in warranty gross profit, a $6.6 million, or 1.1%, increase in customer pay gross profit, and a $3.6 million, or 1.3%, increase in vehicle preparation and body shop gross profit.

Retail Commercial Truck Dealership Data

(In millions, except unit and per unit amounts)

			2018 vs. 2017				2017 vs. 2016
New Commercial Truck Data	2018	2017	Change	% Change	2017	2016	Change	% Change
New retail unit sales	8,291	5,952	2,339	39.3%	5,952	6,079	(127)	(2.1)%
Same-store new retail unit sales	8,200	5,952	2,248	37.8%	4,781	5,245	(464)	(8.8)%
New retail sales revenue	$866.9	$613.2	$253.7	41.4%	$613.2	$625.5	$(12.3)	(2.0)%
Same-store new retail sales revenue	$854.3	$613.2	$241.1	39.3%	$491.7	$534.6	$(42.9)	(8.0)%
New retail sales revenue per unit	$104,563	$103,022	$1,541	1.5%	$103,022	$102,892	$130	0.1%
Same-store new retail sales revenue per unit	$104,179	$103,022	$1,157	1.1%	$102,851	$101,920	$931	0.9%
Gross profit — new	$40.8	$27.1	$13.7	50.6%	$27.1	$23.1	$4.0	17.3%
Same-store gross profit — new	$40.0	$27.1	$12.9	47.6%	$22.1	$20.7	$1.4	6.8%
Average gross profit per new truck retailed	$4,916	$4,550	$366	8.0%	$4,550	$3,808	$742	19.5%
Same-store average gross profit per new truck retailed	$4,873	$4,550	$323	7.1%	$4,625	$3,946	$679	17.2%
Gross margin % — new	4.7%	4.4%	0.3%	6.8%	4.4%	3.7%	0.7%	18.9%
Same-store gross margin % — new	4.7%	4.4%	0.3%	6.8%	4.5%	3.9%	0.6%	15.4%

Units

Retail unit sales of new trucks increased from 2017 to 2018 primarily due to a 2,248 unit increase in same-store retail unit sales, coupled with a 91 unit increase from net dealership acquisitions. Same-store new truck units increased 37.8% from 2017 to 2018, largely due to the 24.9% increase in the North American Class 8 heavy duty truck market during 2018.

The decrease from 2016 to 2017 is primarily due to a 464 unit decrease in same-store retail unit sales, offset by a 337 unit increase from net dealership acquisitions. Same-store new truck units decreased 8.8% from 2016 to 2017, primarily due to decline in North American Class 8 heavy duty truck sales throughout the majority of 2017; however, year over year improvements in the Class 8 market occurred in the later months of 2017, which moderated the decrease in our retail new unit sales in 2017.

Revenues

New commercial truck retail sales revenue increased from 2017 to 2018 due to a $241.1 million increase in same-store revenues, coupled with a $12.6 million increase from net dealership acquisitions. The same-store revenue increase is due to the increase in same-store new retail unit sales, which increased revenue by $234.2 million, coupled with a $1,157 per unit increase in comparative average selling prices, which increased revenue by $6.9 million.

The decrease from 2016 to 2017 is due to a $42.9 million decrease in same-store revenues, offset by a $30.6 million increase from net dealership acquisitions. The same-store revenue decrease is due to the decrease in same-store new retail unit sales, which decreased revenue by $47.3 million, coupled with a $931 per unit increase in comparative average selling prices, which increased revenue by $4.4 million.

Gross Profit

New commercial truck retail gross profit increased from 2017 to 2018 due to a $12.9 million increase in same-store gross profit, coupled with a $0.8 million increase from net dealership acquisitions. The increase in same-store gross profit is due to an increase in same-store new retail unit sales, which increased gross profit by $11.0 million, coupled with a $323 per unit increase in average gross profit per new truck retailed, which increased gross profit by $1.9 million.

The increase from 2016 to 2017 is due to a $2.6 million increase from net dealership acquisitions, coupled with a  $1.4 million increase in same-store gross profit. The increase in same-store gross profit is due to a $679 per unit increase in average gross profit per new truck retailed, which increased gross profit by $3.2 million, offset by a decrease in same-store new retail unit sales, which decreased gross profit by $1.8 million.

			2018 vs. 2017				2017 vs. 2016
Used Commercial Truck Data	2018	2017	Change	% Change	2017	2016	Change	% Change
Used retail unit sales	1,973	1,632	341	20.9%	1,632	1,031	601	58.3%
Same-store used retail unit sales	1,971	1,632	339	20.8%	1,426	993	433	43.6%
Used retail sales revenue	$112.0	$89.4	$22.6	25.3%	$89.4	$51.8	$37.6	72.6%
Same-store used retail sales revenue	$111.9	$89.4	$22.5	25.2%	$79.9	$50.2	$29.7	59.2%
Used retail sales revenue per unit	$56,767	$54,808	$1,959	3.6%	$54,808	$50,276	$4,532	9.0%
Same-store used retail sales revenue per unit	$56,782	$54,808	$1,974	3.6%	$56,031	$50,581	$5,450	10.8%
Gross profit — used	$12.7	$8.7	$4.0	46.0%	$8.7	$(1.7)	$10.4	611.8%
Same-store gross profit — used	$12.7	$8.7	$4.0	46.0%	$8.2	$(1.8)	$10.0	555.6%
Average gross profit per used truck retailed	$6,422	$5,317	$1,105	20.8%	$5,317	$(1,626)	$6,943	427.0%
Same-store average gross profit per used truck retailed	$6,418	$5,317	$1,101	20.7%	$5,732	$(1,842)	$7,574	411.2%
Gross margin % — used	11.3%	9.7%	1.6%	16.5%	9.7%	(3.3)%	13.0%	393.9%
Same-store gross margin % — used	11.3%	9.7%	1.6%	16.5%	10.3%	(3.6)%	13.9%	386.1%

Units

Retail unit sales of used trucks increased from 2017 to 2018 principally due to a 339 unit increase in same-store retail unit sales. The increase from 2017 to 2018 is primarily due to a more stable used truck pricing environment due in part to the strong new truck environment driven by the strength of the U.S. economy, higher utilization rates, and our ability to proactively manage our used truck inventory through the purchase and sale of more desirable trucks.

The increase from 2016 to 2017 is due to a 433 unit increase in same-store retail unit sales, coupled with a 168 unit increase from net dealership acquisitions. The overall increase from 2016 to 2017 is primarily due to a more stable used truck pricing environment due in part to a reduction in excess capacity in the market and our ability to proactively manage our used truck inventory through the purchase and sale of more desirable trucks.

Revenues

Used commercial truck retail sales revenue increased from 2017 to 2018 due to a $22.5 million increase in same-store revenues, coupled with a $0.1 million increase from net dealership acquisitions. The same-store revenue increase is due to the increase in same-store used retail unit sales, which increased revenue by $19.2 million, coupled with a $1,974 per unit increase in comparative average selling prices, which increased revenue by $3.3 million.

The increase from 2016 to 2017 is due to a $29.7 million increase in same-store revenues, coupled with a $7.9 million increase from net dealership acquisitions. The same-store revenue increase is due to the increase in same-store used retail unit sales, which increased revenue by $24.3 million, coupled with a $5,450 per unit increase in comparative average selling prices, which increased revenue by $5.4 million.

Gross Profit

Used commercial truck retail gross profit increased from 2017 to 2018 due to a $4.0 million increase in same-store gross profit. The increase in same-store gross profit is due to the increase in same-store used retail unit sales, which increased gross profit by $2.2 million, coupled with a $1,101 per unit increase in average gross profit per used truck retailed, which increased gross profit by $1.8 million.

The increase from 2016 to 2017 is due to a $10.0 million increase in same-store gross profit, coupled with a $0.4 million increase from net dealership acquisitions. The increase in same-store gross profit is due to a $7,574 per unit increase in average gross profit per used truck retailed, which increased gross profit by $7.5 million, coupled with the increase in same-store used retail unit sales, which increased gross profit by $2.5 million.

			2018 vs. 2017				2017 vs. 2016
Service and Parts Data	2018	2017	Change	% Change	2017	2016	Change	% Change
Service and parts revenue	$364.5	$325.6	$38.9	11.9%	$325.6	$306.0	$19.6	6.4%
Same-store service and parts revenue	$359.9	$325.6	$34.3	10.5%	$283.3	$279.0	$4.3	1.5%
Gross profit — service and parts	$140.8	$121.4	$19.4	16.0%	$121.4	$113.2	$8.2	7.2%
Same-store service and parts gross profit	$138.7	$121.4	$17.3	14.3%	$107.3	$104.6	$2.7	2.6%
Gross margin % — service and parts	38.6%	37.3%	1.3%	3.5%	37.3%	37.0%	0.3%	0.8%
Same-store service and parts gross margin %	38.5%	37.3%	1.2%	3.2%	37.9%	37.5%	0.4%	1.1%

Revenues

Service and parts revenue increased from 2017 to 2018 due to a $34.3 million increase in same-store revenues, coupled with a $4.6 million increase from net dealership acquisitions. Customer pay work represents approximately 85.1% of PTG’s 2018 service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The increase in same-store revenue is due to a $28.6 million, or 10.4%, increase in customer pay revenue, a $5.8 million, or 15.0%, increase in warranty revenue, partially offset by a $0.1 million, or 0.9%, decrease in body shop revenue.

The increase from 2016 to 2017 is due to a $15.3 million increase from net dealership acquisitions, coupled with a $4.3 million increase in same-store revenues. Customer pay work represents approximately 86% of PTG’s 2017 service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The increase in same-store revenue is due to a $7.6 million, or 3.3%, increase in customer pay revenue, offset by a $2.0 million, or 5.6%, decrease in warranty revenue, and a $1.3 million, or 10.8%, decrease in body shop revenue. The increase in same-store service and parts revenue is largely due to an increase in parts sales.

Gross Profit

Service and parts gross profit increased from 2017 to 2018 due to a $17.3 million increase in same-store gross profit, coupled with a $2.1 million increase from net dealership acquisitions. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $13.2 million, coupled with a 1.2% increase in gross margin, which increased gross profit by $4.1 million. The same-store gross profit increase is due to a $13.1 million, or

14.5%, increase in customer pay gross profit, a $3.9 million, or 21.5%, increase in warranty gross profit, and a $0.3 million, or 2.3%, increase in body shop gross profit.

The increase from 2016 to 2017 is due to a $5.5 million increase from net dealership acquisitions, coupled with a $2.7 million increase in same-store gross profit. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $1.6 million, coupled with a 0.4% increase in gross margin, which increased gross profit by $1.1 million. The same-store gross profit increase is due to a $4.4 million, or 5.8%, increase in customer pay gross profit, offset by a $1.1 million, or 6.4%, decrease in warranty gross profit, and a $0.6 million, or 5.1%, decrease in body shop gross profit.

Commercial Vehicle Distribution Data

(In millions, except unit amounts)

			2018 vs. 2017				2017 vs. 2016
Commercial Vehicles Australia Data	2018	2017	Change	% Change	2017	2016	Change	% Change
Vehicle and parts unit sales	1,345	1,354	(9)	(0.7)%	1,354	1,049	305	29.1%
Sales revenue	$558.5	$511.0	$47.5	9.3%	$511.0	$428.8	$82.2	19.2%
Gross profit	$144.6	$131.2	$13.4	10.2%	$131.2	$115.6	$15.6	13.5%

Our commercial vehicle distribution business is comprised of our Penske Commercial Vehicles Australia business and our Penske Power Systems business. These businesses generated $558.5 million of revenue during 2018 compared to $511.0 million of revenue during 2017, an increase of 9.3%. Excluding $13.3 million of negative foreign currency fluctuations, revenues increased 11.9%. These businesses generated $144.6 million of gross profit during 2018 compared to $131.2 million of gross profit during 2017, an increase of 10.2%. Excluding $3.5 million of negative foreign currency fluctuations, gross profit increased 12.9%.

The increase in revenue, and gross profit from 2017 to 2018 is primarily attributable to an overall improvement in market conditions, with an increase in the heavy duty truck markets in Australia and New Zealand. The increases are also attributable to continued new order growth when compared to the same period last year, timing of completion of projects and delivery of products, and improving economic conditions which have led to an increase in mining repowers, military and marine market sales, and engine and parts sales. Increased efforts to integrate PCV Australia operations with PPS locations now selling PCV Australia brands also contributed to increased revenues and gross profit. The increase in gross profit from 2017 to 2018 is also due to an increase in parts sales due to stronger demand.

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

The increase in revenue and gross profit from 2016 to 2017 is primarily attributable to an overall improvement in market conditions, with an increase in the heavy duty truck markets in Australia and New Zealand of 21.8% in 2017, as well as new business gained in military truck supply and service. In addition, the strengthening of the Australian Dollar versus the U.S. Dollar and British Pound, including the pricing impact on the products purchased by PCV Australia from these countries, has contributed to an improvement in gross margin. The increase in revenue and gross profit of PPS from 2016 to 2017 is primarily attributable to continued new order growth when compared to the same period last year, as well as the addition of company owned Western Star and MAN franchises, and improving economic conditions.

Selling, General and Administrative Data

(In millions)

			2018 vs. 2017				2017 vs. 2016
Selling, General and Administrative Data	2018	2017	Change	% Change	2017	2016	Change	% Change
Personnel expense	$1,542.7	$1,439.2	$103.5	7.2%	$1,439.2	$1,317.5	$121.7	9.2%
Advertising expense	$115.2	$115.8	$(0.6)	(0.5)%	$115.8	$102.5	$13.3	13.0%
Rent & related expense	$336.4	$323.9	$12.5	3.9%	$323.9	$291.2	$32.7	11.2%
Other expense	$652.0	$637.1	$14.9	2.3%	$637.1	$590.8	$46.3	7.8%
Total SG&A expenses	$2,646.3	$2,516.0	$130.3	5.2%	$2,516.0	$2,302.0	$214.0	9.3%
Same-store SG&A expenses	$2,402.5	$2,314.7	$87.8	3.8%	$2,284.4	$2,237.0	$47.4	2.1%

Personnel expense as % of gross profit	45.2%	44.7%	0.4%	0.9%	44.7%	44.4%	0.3%	0.7%
Advertising expense as % of gross profit	3.4%	3.6%	(0.2)%	(5.6)%	3.6%	3.5%	0.1%	2.9%
Rent & related expense as % of gross profit	9.9%	10.0%	(0.1)%	(1.0)%	10.0%	9.8%	0.2%	2.0%
Other expense as % of gross profit	19.1%	19.8%	(0.7)%	(3.5)%	19.8%	19.9%	(0.1)%	(0.5)%
Total SG&A expenses as % of gross profit	77.5%	78.1%	(0.6)%	(0.8)%	78.1%	77.6%	0.5%	0.6%
Same-store SG&A expenses as % of same-store gross profit	77.7%	78.0%	(0.3)%	(0.4)%	77.9%	77.3%	0.6%	0.8%

Selling, general and administrative expenses (“SG&A”) increased from 2017 to 2018 due to an $87.8 million, or 3.8%, increase in same-store SG&A, coupled with a $42.5 million increase from net acquisitions. Excluding the increase related to foreign currency fluctuations, same-store SG&A increased 2.5%. The increase in SG&A is primarily due to an increase in variable personnel expenses as a result of the 6.0% increase in gross profit compared to the prior year, coupled with a $29.7 million increase due to foreign currency fluctuations.

The increase from 2016 to 2017 is due to a $166.6 million increase from net acquisitions, coupled with a $47.4 million, or 2.1%, increase in same-store SG&A expenses. The increase in same-store SG&A is primarily due to an increase in same-store variable personnel expenses as a result of the 0.3% increase in same-store retail gross profit versus the prior year, offset by a $27.4 million decrease due to negative foreign currency fluctuations. Excluding the reduction related to foreign currency fluctuations, same-store SG&A increased 3.3%.

SG&A expenses as a percentage of total revenue were 11.6%, 11.8% and 11.4% in 2018,  2017, and 2016, respectively, and as a percentage of gross profit were 77.5%, 78.1%, and 77.6%, in 2018,  2017, and 2016, respectively.

Depreciation

(In millions)

			2018 vs. 2017				2017 vs. 2016
	2018	2017	Change	% Change	2017	2016	Change	% Change
Depreciation	$103.7	$95.1	$8.6	9.0%	$95.1	$89.7	$5.4	6.0%

Depreciation increased from 2017 to 2018 due to an $8.4 million, or 9.4%, increase in same-store depreciation, coupled with a $0.2 million increase from net acquisitions.

The increase from 2016 to 2017 is due to a $4.6 million increase from net acquisitions, coupled with a $0.8 million, or 0.9%, increase in same-store depreciation during the year.

The overall same-store increases are primarily related to our ongoing facility improvements and expansion programs.

Floor Plan Interest Expense

(In millions)

			2018 vs. 2017				2017 vs. 2016
	2018	2017	Change	% Change	2017	2016	Change	% Change
Floor plan interest expense	$80.9	$63.4	$17.5	27.6%	$63.4	$50.9	$12.5	24.6%

Floor plan interest expense increased from 2017 to 2018 due to a  $16.1 million, or 27.1%, increase in same-store floor plan interest expense, coupled with a $1.4 million increase from net dealership acquisitions.

The increase from 2016 to 2017 is due to a $9.6 million, or 19.5%, increase in same-store floor plan interest expense, coupled with a $2.9 million increase from net dealership acquisitions.

The overall increases are primarily due to increases in amounts outstanding under floor plan arrangements, due in part to increased levels of inventory, and increases in applicable rates.

Other Interest Expense

(In millions)

			2018 vs. 2017				2017 vs. 2016
	2018	2017	Change	% Change	2017	2016	Change	% Change
Other interest expense	$114.7	$107.4	$7.3	6.8%	$107.4	$85.4	$22.0	25.8%

Other interest expense increased from 2017 to 2018 primarily due to the issuance of our $300.0 million 3.75% senior subordinated notes in August 2017, increases in applicable rates, as well as an increase in outstanding revolver borrowings under the U.K. credit agreement. This increase was partially offset by a decrease in outstanding revolver borrowings under the U.S. credit agreement.

The increase from 2016 to 2017 is primarily due to the issuance of our $300.0 million 3.75% senior subordinated notes in August 2017, as well as an increase in outstanding revolver borrowings under the U.S. and U.K. credit agreements, and our Australia working capital and capital loan agreements, as well as due to increases in applicable rates.

Equity in Earnings of Affiliates

(In millions)

			2018 vs. 2017				2017 vs. 2016
	2018	2017	Change	% Change	2017	2016	Change	% Change
Equity in earnings of affiliates	$134.8	$107.6	$27.2	25.3%	$107.6	$69.5	$38.1	54.8%

Equity in earnings of affiliates increased from 2017 to 2018 primarily due to an increase in our ownership percentage in PTL from 23.4% to 28.9% in September 2017, coupled with a 10.3% increase in PTL earnings. Equity in earnings of affiliates from PTL increased by $27.9 million from 2017 to 2018. Equity in earnings of affiliates also increased due to an increase in earnings from our retail automotive joint ventures, partially offset by a decrease in earnings due to certain non-automotive investments that were sold in 2017.

The increase from 2016 to 2017 is primarily due to increases in our investment in PTL from 23.4% to 28.9% in September 2017 and from 9.0% to 23.4% in July 2016. Equity in earnings of affiliates from PTL increased by $40.0 million from 2016 to 2017. This increase was offset primarily by decreases in earnings from other non-automotive equity method investments, some of which were sold in 2017.

Income Taxes

(In millions)

			2018 vs. 2017				2017 vs. 2016
	2018	2017	Change	% Change	2017	2016	Change	% Change
Income taxes	$134.3	$(64.8)	$199.1	(307.3)%	$(64.8)	$160.7	$(225.5)	(140.3)%

Income taxes increased from 2017 to 2018 primarily due to the enactment of the U.S. Tax Cuts and Jobs Act (the “Act”), which resulted in a net tax benefit of $243.4 million in 2017, offset by a reduction in our effective tax rate. The increase was also due to a $55.9 million increase in our pre-tax income compared to the prior year, offset by a tax benefit of $11.6 million for final adjustments to our provisional estimates per the Act and related Staff Accounting Bulletin No.118 (discussed in “Income Taxes” within Part II, Item 8, Note 17).

The decrease from 2016 to 2017 is due to the enactment of the Act, which resulted in a net tax benefit of $243.4 million in 2017. The decrease in income taxes as a result of the Act is from the remeasurement of certain deferred tax assets and liabilities due to the corporate income tax rate reduction, partially offset by taxes on the accumulated earnings and profits from our international operations. The decrease from the net tax benefit was partially offset by a  $40.1 million increase in our pre-tax income compared to 2016.

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

As of December 31, 2018, we had working capital of $46.9 million, including $39.4 million of cash, available to fund our operations and capital commitments. In addition, we had $670.0 million, £30.6 million ($39.0 million), and AU $41.4 million ($29.2 million) available for borrowing under our U.S. credit agreement, U.K. credit agreement, and Australian working capital loan agreement, respectively.

Securities Repurchases

From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit agreement, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. As of December 31, 2018, we had $136.9 million in repurchase authorization under the securities repurchase program. In February 2019, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities to $200.0 million. Refer to the disclosures provided in Part II, Item 8, Note 15 of the Notes to our Consolidated Financial Statements for a summary of shares repurchased during 2018

Dividends

We paid the following cash dividends on our common stock in 2017 and 2018:

Per Share Dividends

2017

First Quarter	$0.30
Second Quarter	0.31
Third Quarter	0.32
Fourth Quarter	0.33

2018

First Quarter	$0.34
Second Quarter	0.35
Third Quarter	0.36
Fourth Quarter	0.37

We also announced a cash dividend of $0.38 per share payable on March 1, 2019 to stockholders of record as of February 11, 2019. Future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors, which may include our earnings, capital requirements, restrictions relating to any then-existing indebtedness, financial condition and other factors.

Vehicle Financing

Refer to the disclosures provided in Part II, Item 8, Note 9 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of financing for the vehicles we purchase, including discussion of our floor plan and other revolving arrangements.

Long-Term Debt Obligations

As of December 31, 2018, we had the following long-term debt obligations outstanding:

December 31,
(In millions)	2018
U.S. credit agreement — revolving credit line	$30.0
U.K. credit agreement — revolving credit line	163.3
U.K. credit agreement — overdraft line of credit	1.8
3.75% senior subordinated notes due 2020	297.9
5.75% senior subordinated notes due 2022	546.8
5.375% senior subordinated notes due 2024	297.6
5.50% senior subordinated notes due 2026	495.1
Australia capital loan agreement	33.6
Australia working capital loan agreement	6.1
Mortgage facilities	289.6
Other	54.9
Total long-term debt	$2,216.7

As of December 31, 2018, we were in compliance with all covenants under our credit agreements, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part II, Item 8, Note 10 of the Notes to our Consolidated Financial Statements set forth below for a detailed description of our long-term debt obligations.

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

During 2018, outstanding revolving commitments varied between $0.0 million and $315.0 million under the U.S. credit agreement, between £5.0 million and £140.0 million ($6.4 million and $178.6 million) under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and between AU $0.0 million and AU $17.6 million ($0.0 million and $12.4 million) under the Australia working capital loan agreement. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.

PTL Dividends

We currently hold a 28.9% ownership interest in Penske Truck Leasing. As discussed previously, we increased our ownership interest in PTL during 2016 and 2017 by 14.4% and 5.5%, respectively. The PTL partnership agreement requires PTL, subject to applicable law and the terms of its credit agreements, to make quarterly distributions to the partners with respect to each fiscal year by no later than 45 days after the end of each of the first three quarters of the year and by April 15 of the following year. PTL’s principal debt agreements allow partner distributions only as long as they are not in default under that agreement and the amount they pay does not exceed 50% of its consolidated net income. During 2018,  2017, and 2016 we received $63.2 million, $52.4 million, and $21.7 million, respectively, of pro rata cash distributions relating to this investment. We currently expect to continue to receive future distributions from PTL quarterly, subject to its financial performance.

Operating Leases

We estimate the total rent obligations under our operating leases, including any extension periods we may exercise at our discretion and assuming constant consumer price indices, to be $5.4 billion. As of December 31, 2018, we were in compliance with all covenants under these leases, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part II, Item 8, Note 12 of the Notes to our Consolidated Financial Statements for a description of our operating leases.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period.

Off-Balance Sheet Arrangements

Refer to the disclosures provided in Part II, Item 8, Note 12 of the Notes to our Consolidated Financial Statements for a description of our off-balance sheet arrangements which include lease obligations and repurchase commitment related to our floor plan credit agreement with Mercedes Benz Financial Services Australia.

Cash Flows

The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities. The major components of these changes are discussed below.

	Year Ended December 31,
(In millions)	2018	2017	2016
Net cash provided by continuing operating activities	$614.2	$623.0	$371.3
Net cash used in continuing investing activities	(525.2)	(928.7)	(836.7)
Net cash (used in) provided by continuing financing activities	(94.3)	322.6	433.0
Net cash provided by discontinued operations	0.5	2.7	3.1
Effect of exchange rate changes on cash and cash equivalents	(1.5)	2.1	(9.1)
Net change in cash and cash equivalents	$(6.3)	$21.7	$(38.4)

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

	Year Ended December 31,
(In millions)	2018	2017	2016
Net cash from continuing operating activities as reported	$614.2	$623.0	$371.3
Floor plan notes payable — non-trade as reported	10.0	185.3	101.0
Net cash from continuing operating activities including all floor plan notes payable	$624.2	$808.3	$472.3

Cash Flows from Continuing Investing Activities

Cash flows from continuing investing activities consist primarily of cash used for capital expenditures, proceeds from the sale of dealerships, and net expenditures for acquisitions and other investments. Capital expenditures were $305.6 million, $247.0 million, and $203.1 million during 2018, 2017, and 2016, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our retail automotive segment and retail commercial truck segment capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit agreements. Proceeds from the sale of dealerships were

$84.5 million, $25.1 million and $4.2 million during 2018, 2017, and 2016, respectively. Cash used in acquisitions and other investments, net of cash acquired, was $309.1 million, $449.7 million, and $140.8 million during 2018, 2017, and 2016, respectively, and included cash used to repay sellers’ floor plan liabilities in such business acquisitions of $58.2 million, $101.6 million, and $62.2 million, respectively. Cash used to acquire additional ownership interests in PTL was $239.1 million and $498.5 million during 2017 and 2016, respectively. Proceeds from sale-leaseback transactions were $10.7 million and $22.2 million during 2018 and 2017, respectively.

Cash Flows from Continuing Financing Activities

Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, issuance of long-term debt, net borrowings or repayments of floor plan notes payable non-trade, payment of debt issuance costs, repurchases of common stock, and dividends.

We had net borrowings of long-term debt of $93.5 million and $122.9 million during 2018 and 2016, respectively, and net repayments of long-term debt of $26.0 million during 2017. We issued $300.0 million and $500.0 million of senior subordinated notes in 2017 and 2016, respectively, and paid $4.0 million and $6.7 million of debt issuance costs in conjunction with the issuance of the senior subordinated notes during 2017 and 2016, respectively. We had net borrowings of floor plan notes payable non-trade of $10.0 million, $185.3 million and $101.0 million during 2018, 2017 and 2016, respectively. In 2018, 2017, and 2016, we repurchased 1.6 million, 0.4 million, and 4.7 million shares of common stock for $68.9 million, $18.5 million, and $173.6 million, respectively. We also paid $121.2 million, $108.4 million, and $95.1 million of cash dividends to our stockholders during 2018, 2017, and 2016, respectively.

Contractual Payment Obligations

The table below sets forth our best estimates as to the amounts and timing of future payments relating to our most significant contractual obligations as of December 31, 2018, excluding amounts related to entities classified as discontinued operations. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of any relevant agreements. Future events, including acquisitions, divestitures, new or revised operating lease agreements, borrowings or repayments under our credit agreements and our floor plan arrangements, and purchases or refinancing of our securities, could cause actual payments to differ significantly from these amounts.  Potential payments noted above under “Off-Balance Sheet Arrangements” are excluded from this table.

		Less than			More than
(In millions)	Total	1 year	1 to 3 years	3 to 5 years	5 years
Floor plan notes payable (A)	$3,790.8	$3,790.8	$—	$—	$—
Long-term debt obligations	2,216.7	92.0	398.4	756.9	969.4
Operating lease commitments	5,432.8	222.5	437.9	428.0	4,344.4
Scheduled interest payments (B)	538.4	99.4	184.9	137.6	116.5
Deferred Compensation (C)	2.5	—	—	—	2.5
	$11,981.2	$4,204.7	$1,021.2	$1,322.5	$5,432.8

(A)	Floor plan notes payable are revolving financing arrangements. Payments are generally made as required pursuant to the floor plan borrowing agreements discussed above under “Vehicle Financing.”

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

(C)	Due to the subjective nature of our deferred compensation, we are unable to make reasonably reliable estimates of the timing of payments.

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

Other Related Party Interests and Transactions

Robert Kurnick, Jr., our President and a director, is also the Vice Chair and a director of Penske Corporation. Bud Denker, our Executive Vice President, Human Resources, is also the President of Penske Corporation. Roger S. Penske, Jr., one of our directors, is the son of our chair and is also a director of Penske Corporation. Masashi Yamanaka, one of our directors, is also an employee of Mitsui & Co.

We sometimes pay to and/or receive fees from Penske Corporation, its subsidiaries, and its affiliates for services rendered in the ordinary course of business, or to reimburse payments made to third parties on each other’s behalf. These transactions are reviewed periodically by our Audit Committee and reflect the provider’s cost or an amount mutually agreed upon by both parties.

We own a 28.9% interest in PTL. PTL, discussed previously, is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui. We have also entered into other joint ventures with certain related parties as more fully discussed in Part II, Item 8, Note 13 of the Notes to our Consolidated Financial Statements.

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

Forward-Looking Statements

Certain statements and information set forth herein, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “goal,” “plan,” “seek,” “project,” “continue,” “will,” “would,” and variations of such words and similar expressions are intended to identify such forward-looking statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events, or otherwise. Forward-looking statements include, without limitation, statements with respect to:

•	our future financial and operating performance;
•	future acquisitions and dispositions;
•	future potential capital expenditures and securities repurchases;
•	our ability to realize cost savings and synergies;
•	our ability to respond to economic cycles;
•	trends in the automotive retail industry and commercial vehicles industries and in the general economy in the various countries in which we operate;
•	our ability to access the remaining availability under our credit agreements;
•	our liquidity;
•	performance of joint ventures, including PTL;
•	future foreign exchange rates;
•	the outcome of various legal proceedings;
•	results of self-insurance plans;
•	trends affecting the automotive industry generally and our future financial condition or results of operations; and
•	our business strategy.

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

•

increased tariffs, import product restrictions, and foreign trade risks that may impair our ability to sell foreign vehicles profitably, including any eventual tariffs resulting from the threats from the Trump Administration to add 25% tariffs on foreign vehicles or parts;

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
•

we depend on the success, popularity and availability of the brands we sell, and adverse conditions affecting one or more vehicle manufacturers, including the adverse impact on the vehicle and parts supply chain due to natural disasters or other disruptions that interrupt the supply of vehicles and parts to us (including any disruptions resulting from the new fuel economy testing and Co2 emissions legislation in the United Kingdom and Europe discussed in Part I, Item 1A, Risk Factors), may negatively impact our revenues and profitability;

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

•

with respect to PTL, changes in the financial health of its customers, labor strikes or work stoppages by its employees, a reduction in PTL’s asset utilization rates, continued availability from truck manufacturers and suppliers of vehicles and parts for its fleet, changes in values of used trucks which affects PTL’s profitability on truck sales, compliance costs in regards to its trucking fleet and truck drivers, its ability to retain qualified drivers and technicians, risks associated with its participation in multi-employer pension plans, conditions in the capital markets to assure PTL’s continued availability of capital to purchase trucks, the effect of changes in lease accounting rules on PTL customers’ purchase/lease decisions, and industry competition, each of which could impact distributions to us;

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR, the Bank of England Base Rate, or the Australian Bank Bill Swap Rate. Based on the amount outstanding under these facilities as of December 31, 2018, a 100 basis point change in interest rates would result in an approximate $2.0 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Australian Bank Bill Swap Rate, or the New Zealand Bank Bill Benchmark Rate.

Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the year ended December 31, 2018, a 100 basis point change in interest rates would result in an approximate $35.4 million change to our annual floor plan interest expense.

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

Foreign Currency Exchange Rates. As of December 31, 2018, we had consolidated operations in the U.K., Germany, Italy, Canada, Australia and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $1,017.7 million change to our revenues for the year ended December 31, 2018.

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

The report of KPMG LLP for the fiscal year ended December 31, 2016 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle. During our fiscal year ended December 31, 2016 and through the subsequent date of dismissal (i) there were no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between us and KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of KPMG LLP would have caused KPMG LLP to make reference to the subject matter of the disagreement in connection with its reports on our consolidated financial statements for such years, and (ii) there were no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

Item 9B.  Other Information

Not applicable.

PART III

The information required by Items 10 through 14 is included in our definitive proxy statement under the captions “Election of Directors,” “Our Corporate Governance,” “Ratification of the Selection of our Independent Auditor,” “Executive Officers,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Security Ownership of Certain Beneficial Owners and Management,” and “Related Party Transactions.” Such information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details regarding the shares of common stock issuable upon the exercise of outstanding options, warrants and rights granted under our equity compensation plans (including individual equity compensation arrangements) as of December 31, 2018. Our equity plan is described in more detail in Part II, Item 8, Note 14 of the Notes to our Consolidated Financial Statements appearing below in this report.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by security holders	—	$—	2,825,133
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	2,825,133

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(1)	Financial Statements

The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

(2)	Financial Statement Schedule

The Schedule II — Valuation and Qualifying Accounts following the Consolidated Financial Statements is filed as part of this Annual Report on Form 10-K.

Pursuant to Rule 3-09 of Regulation S-X, the audited financial statements of Penske Truck Leasing Co., L.P., our equity method investment, are included as an exhibit in this Annual Report on Form 10-K.

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

4.1.6

Third Supplemental Indenture dated as of October 24, 2018, regarding our 5.75% senior subordinated notes due 2022, dated as of August 28, 2012 by and among us, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to exhibit 4.1 to our Form 10-Q filed October 26, 2018).

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

4.2.9	Form of 3.75% senior subordinated notes due 2020 (included within the Fifth Supplemental Indenture filed as Exhibit 4.2.8).
4.2.10	Sixth Supplemental Indenture to 2014 Indenture, dated as of October 24, 2018, adding additional guarantors (incorporated by reference to exhibit 4.2 to our Form 10-Q filed October 26, 2018).

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

4.4

Amended and Restated Credit Agreement dated December 12, 2018, by and among our U.K. Subsidiaries, National Westminster Bank plc, and BMW Financial Services (GB) Limited (incorporated by reference to exhibit 4.1 to our Form 8-K filed December 17, 2018).

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

10.11.3

Letter Agreement re:  Second Amendment of PAG Stockholders Agreement, dated as of March 27, 2018, by and among Penske Corporation, Penske Automotive Holdings Corp., Mitsui &Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. (incorporated by reference to exhibit 22 of Amendment No. 30 to Schedule 13D filed March 27, 2018).

10.12	Services Agreement dated as of December 12, 2018 between us and Mitsui & Co., (U.S.A.), Inc. (incorporated by reference to exhibit 10.1 to our Form 8-K filed December 13, 2018).
10.13	Letter Agreement dated December 12, 2018 among us, Mitsui &Co., Ltd. and Mitsui & Co., (U.S.A.), Inc. (incorporated by reference to exhibit 10.2 to our Form 8-K filed December 13, 2018).
10.14	Trade name and Trademark Agreement dated May 6, 2008 between us and Penske System, Inc. (incorporated by reference to exhibit 10.1 to our Form 10-Q filed May 8, 2008).
10.15

Seventh Amended and Restated Agreement of Limited Partnership of Penske Truck Leasing Co., L.P. dated September 7, 2017 by and among Penske Truck Leasing Corporation, PTL GP, LLC, GE Capital Truck Leasing Holding LLC, General Electric Credit Corporation of Tennessee, MBK USA Commercial Vehicles Inc. and us (incorporated by reference to exhibit 10.3 to our Form 8-K filed September 8, 2017).

10.16

Cooperation Agreement dated as of September 7, 2017 by and among us, Penske Truck Leasing Co., L.P., Penske Truck Leasing Corporation, PTL GP, LLC, General Electric Credit Corporation of Tennessee, GE Capital Truck Leasing Holding LLC and MBK USA Commercial Vehicles, Inc. (incorporated by reference to exhibit 10.2 to our Form 8-K filed September 8, 2017).

10.17	Amended and Restated Rights Agreement dated March 17, 2015 by and between us and Penske Truck Leasing Corporation (incorporated by reference to exhibit 10.2 to our Form 10-Q filed May 1, 2015).
10.18

Third Amended and Restated Limited Liability Company Agreement of LJ VP Holdings LLC dated September 7, 2017 by and among Penske Truck Leasing Corporation, GE Capital US Holdings, Inc. and us (incorporated by reference to exhibit 10.5 to our Form 8-K filed September 8, 2017).

10.19.1

Second Amended and Restated Penske Automotive Group 401(k) Savings and Retirement Plan dated December 28, 2017, effective January 1, 2018 (incorporated by reference to exhibit 10.18 to our Form 10-K filed February 22, 2018).

10.19.2

Penske Automotive Group 401(k) Savings and Retirement Plan Amendment Number 2018-1 dated June 7, 2018, effective July 1, 2018 (incorporated by reference to exhibit 10.1 to our Form 10-Q filed July 27, 2018).

10.19.3

Penske Automotive Group 401(k) Savings and Retirement Plan Amendment to Permit In-Plan Roth Transfers dated June 7, 2018, effective July 1, 2018 (incorporated by reference to exhibit 10.2 to our Form 10-Q filed July 27, 2018).

10.19.4	Penske Automotive Group 401(k) Savings and Retirement Plan Amendment Number 2018-2 dated December 7, 2018, effective December 1, 2018.
21	Subsidiary List.
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of KPMG LLP.
23.3	Consent of Deloitte & Touche LLP.
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.
32	Section 1350 Certification.
99.1	Penske Truck Leasing Co., L.P. audited financial statements as of December 31, 2018.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*Compensatory plans or contracts

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. We hereby agree to furnish a copy of any such instrument to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 2019.

Penske Automotive Group, Inc.

By:	/s/ Roger S. Penske
Roger S. Penske Chair of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger S. Penske	Chair of the Board and	February 22, 2019
Roger S. Penske	Chief Executive Officer (Principal Executive Officer)

/s/ J.D. Carlson	Executive Vice President and Chief Financial Officer	February 22, 2019
J.D. Carlson	(Principal Financial and Accounting Officer)

/s/ John D. Barr	Director	February 22, 2019
John D. Barr

/s/ Lisa Davis	Director	February 22, 2019
Lisa Davis

/s/ Michael R. Eisenson	Director	February 22, 2019
Michael R. Eisenson

/s/ Robert H. Kurnick, Jr.	Director	February 22, 2019
Robert H. Kurnick, Jr.

/s/ Wolfgang Dürheimer	Director	February 22, 2019
Wolfgang Dürheimer

/s/ Kimberly J. McWaters	Director	February 22, 2019
Kimberly J. McWaters

/s/ Roger S. Penske Jr.	Director	February 22, 2019
Roger S. Penske Jr.

/s/ Sandra E. Pierce	Director	February 22, 2019
Sandra E. Pierce

/s/ Masashi Yamanaka	Director	February 22, 2019
Masashi Yamanaka

/s/ Greg C. Smith	Director	February 22, 2019
Greg C. Smith

/s/ Ronald G. Steinhart	Director	February 22, 2019
Ronald G. Steinhart

/s/ H. Brian Thompson	Director	February 22, 2019
H. Brian Thompson

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PENSKE AUTOMOTIVE GROUP, INC.

As of December 31, 2018 and 2017 and For the Years Ended

December 31, 2018,  2017 and 2016

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements included in the Company’s Annual Report on Form 10-K has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page F-3.

Penske Automotive Group, Inc.

February 22, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Penske Automotive Group, Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Penske Automotive Group, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, based on our audits and the reports of the other auditors for 2016, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We did not audit the financial statements of Sytner Group Limited (a consolidated subsidiary) for the year ended December 31, 2016, which statements reflect total revenues constituting 32% of consolidated total revenues for the year then ended. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Sytner Group Limited for the year ended December 31, 2016, is based solely on the report of the other auditors.

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
February 22, 2019

We have served as the Company’s auditor since 1999.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Sytner Group Limited

 We have audited the consolidated statements of income, comprehensive income, equity and cash flows of Sytner Group Limited (“Sytner”) and subsidiaries (together the “Company”) for the year ended December 31, 2016. In connection with our audit of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of Sytner’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of the Company for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Milton Keynes, United Kingdom

February 24, 2017

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(In millions, except share and
	per share amounts)
ASSETS
Cash and cash equivalents	$39.4	$45.7
Accounts receivable, net of allowance for doubtful accounts of $5.4 and $5.5	929.1	954.9
Inventories	4,040.1	3,944.1
Other current assets	86.6	81.8
Total current assets	5,095.2	5,026.5
Property and equipment, net	2,250.0	2,108.6
Goodwill	1,752.0	1,660.5
Other indefinite-lived intangible assets	486.2	474.0
Equity method investments	1,305.2	1,256.6
Other long-term assets	15.9	14.4
Total assets	$10,904.5	$10,540.6
LIABILITIES AND EQUITY
Floor plan notes payable	$2,362.2	$2,343.2
Floor plan notes payable — non-trade	1,428.6	1,418.6
Accounts payable	598.2	641.6
Accrued expenses	566.6	523.5
Current portion of long-term debt	92.0	72.8
Liabilities held for sale	0.7	0.7
Total current liabilities	5,048.3	5,000.4
Long-term debt	2,124.7	2,090.4
Deferred tax liabilities	577.8	481.5
Other long-term liabilities	519.0	540.3
Total liabilities	8,269.8	8,112.6
Commitments and contingent liabilities (Note 12)
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 84,546,970 shares issued and outstanding at December 31, 2018; 85,787,507 shares issued and outstanding at December 31, 2017	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	477.8	532.3
Retained earnings	2,365.8	2,009.4
Accumulated other comprehensive income (loss)	(234.5)	(146.5)
Total Penske Automotive Group stockholders’ equity	2,609.1	2,395.2
Non-controlling interest	25.6	32.8
Total equity	2,634.7	2,428.0
Total liabilities and equity	$10,904.5	$10,540.6

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2018	2017	2016
	(In millions, except share and per share amounts)
Revenue:
Retail automotive dealership	$20,849.2	$19,824.3	$18,673.2
Retail commercial truck dealership	1,374.5	1,048.0	1,000.7
Commercial vehicle distribution and other	561.4	514.6	444.6
Total revenues	22,785.1	21,386.9	20,118.5
Cost of sales:
Retail automotive dealership	17,790.6	16,899.5	15,968.4
Retail commercial truck dealership	1,163.0	882.2	857.8
Commercial vehicle distribution and other	416.6	382.7	325.7
Total cost of sales	19,370.2	18,164.4	17,151.9
Gross profit	3,414.9	3,222.5	2,966.6
Selling, general and administrative expenses	2,646.3	2,516.0	2,302.0
Depreciation	103.7	95.1	89.7
Operating income	664.9	611.4	574.9
Floor plan interest expense	(80.9)	(63.4)	(50.9)
Other interest expense	(114.7)	(107.4)	(85.4)
Equity in earnings of affiliates	134.8	107.6	69.5
Income from continuing operations before income taxes	604.1	548.2	508.1
Income taxes	(134.3)	64.8	(160.7)
Income from continuing operations	469.8	613.0	347.4
Income (loss) from discontinued operations, net of tax	0.5	(0.2)	(1.0)
Net income	470.3	612.8	346.4
Less: (Loss) income attributable to non-controlling interests	(0.7)	(0.5)	3.5
Net income attributable to Penske Automotive Group common stockholders	$471.0	$613.3	$342.9
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$5.52	$7.14	$4.00
Discontinued operations	0.01	(0.00)	(0.01)
Net income attributable to Penske Automotive Group common stockholders	$5.53	$7.14	$3.99
Shares used in determining basic earnings per share	85,165,367	85,877,227	86,000,754
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$5.52	$7.14	$4.00
Discontinued operations	0.01	(0.00)	(0.01)
Net income attributable to Penske Automotive Group common stockholders	$5.53	$7.14	$3.99
Shares used in determining diluted earnings per share	85,165,367	85,877,227	86,000,754
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$469.8	$613.0	$347.4
Less: (Loss) income attributable to non-controlling interests	(0.7)	(0.5)	3.5
Income from continuing operations, net of tax	470.5	613.5	343.9
Income (loss) from discontinued operations, net of tax	0.5	(0.2)	(1.0)
Net income attributable to Penske Automotive Group common stockholders	$471.0	$613.3	$342.9
Cash dividends per share	$1.42	$1.26	$1.10

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
	(In millions)

Net income	$470.3	$612.8	$346.4
Other comprehensive income:
Foreign currency translation adjustment	(75.8)	99.2	(117.3)
Other adjustments to comprehensive income, net	(13.7)	8.2	(11.7)
Other comprehensive (loss) income, net of tax	(89.5)	107.4	(129.0)
Comprehensive income	380.8	720.2	217.4
Less: Comprehensive (loss) income attributable to non-controlling interests	(2.2)	2.7	2.7
Comprehensive income attributable to Penske Automotive Group common stockholders	$383.0	$717.5	$214.7

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In millions)

Operating Activities:
Net income	$470.3	$612.8	$346.4
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	103.7	95.1	89.7
Earnings of equity method investments	(89.0)	(68.9)	(50.0)
(Income) loss from discontinued operations, net of tax	(0.5)	0.2	1.0
Deferred income taxes	105.9	(108.7)	162.2
Changes in operating assets and liabilities:
Accounts receivable	30.4	(73.1)	(92.5)
Inventories	(12.6)	(419.9)	130.4
Floor plan notes payable	27.4	276.3	(162.8)
Accounts payable and accrued expenses	(17.1)	272.0	(17.8)
Other	(4.3)	37.2	(35.3)
Net cash provided by continuing operating activities	614.2	623.0	371.3
Investing Activities:
Purchase of equipment and improvements	(305.6)	(247.0)	(203.1)
Proceeds from sale of dealerships	84.5	25.1	4.2
Proceeds from sale-leaseback transactions	10.7	22.2	—
Acquisition of additional ownership interest in Penske Truck Leasing	—	(239.1)	(498.5)
Acquisitions net, including repayment of sellers’ floor plan notes payable of $58.2, $101.6 and $62.2, respectively	(309.1)	(449.7)	(140.8)
Other	(5.7)	(40.2)	1.5
Net cash used in continuing investing activities	(525.2)	(928.7)	(836.7)
Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	1,642.0	2,040.0	1,476.5
Repayments under U.S. credit agreement revolving credit line	(1,784.0)	(2,108.0)	(1,396.5)
Issuance of 3.75% senior subordinated notes	—	300.0	—
Issuance of 5.50% senior subordinated notes	—	—	500.0
Net borrowings of other long-term debt	235.5	42.0	42.9
Net borrowings of floor plan notes payable — non-trade	10.0	185.3	101.0
Payment of debt issuance costs	(1.9)	(4.0)	(6.7)
Repurchases of common stock	(68.9)	(18.5)	(173.6)
Dividends	(121.2)	(108.4)	(95.1)
Other	(5.8)	(5.8)	(15.5)
Net cash (used in) provided by continuing financing activities	(94.3)	322.6	433.0
Discontinued operations:
Net cash provided by discontinued operating activities	0.5	0.5	1.6
Net cash provided by discontinued investing activities	—	2.4	1.7
Net cash used in discontinued financing activities	—	(0.2)	(0.2)
Net cash provided by discontinued operations	0.5	2.7	3.1
Effect of exchange rate changes on cash and cash equivalents	(1.5)	2.1	(9.1)
Net change in cash and cash equivalents	(6.3)	21.7	(38.4)
Cash and cash equivalents, beginning of period	45.7	24.0	62.4
Cash and cash equivalents, end of period	$39.4	$45.7	$24.0
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$190.2	$163.2	$129.8
Income taxes	39.6	(29.7)	48.6
Seller financed/assumed debt	—	0.8	—
Non cash activities:
Deferred consideration	$6.8	$—	$—
Consideration transferred through common stock issuance	—	32.4	—
Contingent consideration	—	20.0	—

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Voting and Non-voting
	Common Stock		Additional		Accumulated	Total
	Issued		Paid-in	Retained	Other Comprehensive	Penske Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity
	(Dollars in millions)
Balance, January 1, 2016	89,524,724	$—	$656.0	$1,256.7	$(122.5)	$1,790.2	$44.7	$1,834.9
Equity compensation	346,663	—	14.3	—	—	14.3	—	14.3
Repurchases of common stock	(4,657,042)	—	(173.6)	—	—	(173.6)	—	(173.6)
Dividends ($1.10 per share)	—	—	—	(95.1)	—	(95.1)	—	(95.1)
Purchase of subsidiary shares from non-controlling interest	—	—	(0.3)	—	—	(0.3)	(10.4)	(10.7)
Distributions to non-controlling interest	—	—	—	—	—	—	(2.4)	(2.4)
Foreign currency translation	—	—	—	—	(116.5)	(116.5)	(0.8)	(117.3)
Other	—	—	0.7	—	(11.7)	(11.0)	(6.0)	(17.0)
Net income	—	—	—	342.9	—	342.9	3.5	346.4
Balance, December 31, 2016	85,214,345	—	497.1	1,504.5	(250.7)	1,750.9	28.6	1,779.5
Equity compensation	343,385	—	14.9	—	—	14.9	—	14.9
Repurchases of common stock	(435,710)	—	(18.5)	—	—	(18.5)	—	(18.5)
Issuance of common stock	665,487	—	32.4	—	—	32.4	—	32.4
Dividends ($1.26 per share)	—	—	—	(108.4)	—	(108.4)	—	(108.4)
Purchase of subsidiary shares from non-controlling interest	—	—	(0.4)	—	—	(0.4)	(0.3)	(0.7)
Distributions to non-controlling interest	—	—	—	—	—	—	(1.4)	(1.4)
Foreign currency translation	—	—	—	—	96.0	96.0	3.2	99.2
Other	—	—	6.8	—	8.2	15.0	3.2	18.2
Net income	—	—	—	613.3	—	613.3	(0.5)	612.8
Balance, December 31, 2017	85,787,507	—	532.3	2,009.4	(146.5)	2,395.2	32.8	2,428.0
Adoption of ASC 606 (Note 1)	—	—	—	6.6	—	6.6	—	6.6
Equity compensation	346,957	—	16.1	—	—	16.1	—	16.1
Repurchases of common stock	(1,587,494)	—	(68.9)	—	—	(68.9)	—	(68.9)
Dividends ($1.42 per share)	—	—	—	(121.2)	—	(121.2)	—	(121.2)
Purchase of subsidiary shares from non-controlling interest	—	—	(1.5)	—	—	(1.5)	(5.4)	(6.9)
Distributions to non-controlling interest	—	—	—	—	—	—	(0.9)	(0.9)
Foreign currency translation	—	—	—	—	(74.3)	(74.3)	(1.5)	(75.8)
Other	—	—	(0.2)	—	(13.7)	(13.9)	1.3	(12.6)
Net income	—	—	—	471.0	—	471.0	(0.7)	470.3
Balance, December 31, 2018	84,546,970	$—	$477.8	$2,365.8	$(234.5)	$2,609.1	$25.6	$2,634.7

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

In 2018, our business generated $22.8 billion in total revenue, which is comprised of approximately $20.8 billion from retail automotive dealerships, $1.4 billion from retail commercial truck dealerships and $0.6 billion from commercial vehicle distribution and other operations.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $20.8 billion in total retail automotive dealership revenue we generated in 2018. As of December 31, 2018, we operated 345 retail automotive franchises, of which 154 franchises are located in the U.S. and 191 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K.

We are engaged in the sale of new and used motor vehicles and related products and services, including vehicle service, collision repair, and placement of finance and lease contracts, third-party insurance products and other aftermarket products. We operate dealerships under franchise agreements with a number of automotive manufacturers and distributors. In accordance with individual franchise agreements, each dealership is subject to certain rights and restrictions typical of such industry. The ability of the manufacturers to influence the operations of the dealerships, or the loss of a significant number of franchise agreements, could have a material impact on our results of operations, financial position and cash flows.

For the year ended December 31, 2018, Audi/Volkswagen/Porsche/Bentley franchises accounted for 24% of our total retail automotive dealership revenues, BMW/MINI franchises accounted for 23%,  and Toyota/Lexus franchises accounted for 13%. No other manufacturers’ franchises accounted for more than 10% of our total retail automotive dealership revenues. At December 31, 2018 and 2017, we had receivables from manufacturers of $211.3 million and $230.1 million, respectively. In addition, a large portion of our contracts in transit, which are included in accounts receivable, are due from manufacturers’ captive finance companies.

During the year ended December 31, 2018, we acquired six retail automotive franchises, were awarded three retail automotive franchises, and disposed of seven retail automotive franchises. Of the retail automotive franchises acquired, four are located in Italy and represent the Mercedes-Benz and smart brands, and two are located in Texas and represent the Lexus brand. Of the franchises disposed of, five represented franchises in the U.S., and two represented franchises in the U.K. We also acquired an additional 11.4% interest in the Jacobs Group, one of our German automotive dealership joint ventures, and now own  a 79.4% interest in the Jacobs Group.

We operate fourteen stand-alone used vehicle dealerships in the U.S. and the U.K. We acquired CarSense in the U.S. and CarShop in the U.K. in the first quarter of 2017 and acquired The Car People in the U.K. in January 2018. Our CarSense operations in the U.S. consist of five locations operating in the Philadelphia and Pittsburgh, Pennsylvania market areas, including southern New Jersey. Our CarShop operations in the U.K. consist of five retail locations and a vehicle preparation center operating principally throughout Southern England. The Car People operations in the U.K. consist of four retail locations operating across Northern England, which complement CarShop’s Southern England locations. CarShop and The Car People currently operate as one reportable segment (“Stand-Alone Used International”) and we anticipate that both will begin to operate under the CarShop name in 2019.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Retail Commercial Truck Dealership. We operate a heavy and medium duty truck dealership group known as Premier Truck Group (“PTG”) with locations in Texas, Oklahoma, Tennessee, Georgia, and Canada. As of December 31, 2018, PTG operated twenty locations, offering primarily Freightliner and Western Star branded trucks. One of these locations was acquired in April 2018 in Canada. PTG also offers a full range of used trucks available for sale as well as service and parts departments, providing maintenance and repair services.

Commercial Vehicle Distribution.  We are the exclusive importer and distributor of Western Star heavy duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand and portions of the Pacific. This business, known as Penske Commercial Vehicles Australia (“PCV Australia”), distributes commercial vehicles and parts to a network of more than 70 dealership locations, including nine company-owned retail commercial vehicle dealerships.

We are also a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Allison Transmission, MTU Onsite Energy, and Rolls Royce Power Systems. This business, known as Penske Power Systems (“PPS”), offers products across the on- and off-highway markets, construction, mining, marine, and defense, in Australia, New Zealand and portions of the Pacific and supports full parts and aftersales service through a network of branches, field locations and dealers across the region. The on-highway portion of this business complements our PCV Australia distribution business, including integrated operations at retail locations selling PCV brands.

Penske Truck Leasing. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation and supply chain services. PTL is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental and contract maintenance, along with logistic services such as dedicated contract carriage, distribution center management, transportation management, lead logistics provider services and dry van truckload carrier services. On September 7, 2017, we acquired an additional 5.5% ownership interest in PTL. Prior to this acquisition, we held a 23.4% ownership interest in PTL. PTL is currently owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. (“Mitsui”). We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments.

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

Contracts in Transit

Contracts in transit represent receivables from unaffiliated finance companies relating to the sale of customers’ installment sales and lease contracts arising in connection with the sale of a vehicle by us. Contracts in transit, included in accounts receivable, net in our consolidated balance sheets, amounted to $314.2 million and $356.1 million as of December 31, 2018 and 2017, respectively.

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

On December 22, 2017, the President of the United States signed into law P.L. 115-97, commonly referred to as the U.S. Tax Cuts and Jobs Act (the “Act”). The Act modified several provisions of the Internal Revenue Code related to corporations, including a permanent corporate income tax rate reduction from 35% to 21%, effective January 1, 2018. Refer to the disclosures provided in Part II, Item 8, Note 17 of the Notes to our Consolidated Financial Statements for additional detail on our accounting for income taxes, including additional discussion on the enactment of the Act and the resulting impact on our 2018 financial statements.

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

Goodwill impairment is assessed at the reporting unit level annually on October 1 and upon the occurrence of an indicator of impairment. Our operations are organized by management into operating segments by line of business and geography. We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations and other non-automotive consolidated operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations. We have determined that the dealerships in each of our operating segments within the Retail Automotive reportable segment are components that are aggregated into six reporting units for the purpose of goodwill impairment testing, as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and/or used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals), and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The reporting units are Eastern, Central, and Western United States, Stand-Alone Used United States, International, and Stand-Alone Used International. Our Retail Commercial Truck reportable segment has been determined to represent one operating segment and reporting unit. The goodwill included in our Other reportable segment relates primarily to our commercial vehicle distribution operating segment. There is no goodwill recorded in our Non-Automotive Investments reportable segment.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

For our Retail Automotive, Retail Commercial Truck, and Other reporting units, we prepared a qualitative assessment of the carrying value of goodwill using the criteria in ASC 350-20-35-3 to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. If it were determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, additional analysis would be unnecessary. During 2018, we concluded that for the retail automotive, retail commercial truck, and other reporting units that their fair values were more likely than not greater than their carrying values. If additional impairment testing was necessary, we would have estimated the fair value of our reporting units using an “income” valuation approach. The “income” valuation approach estimates our enterprise value using a net present value model, which discounts projected free cash flows of our business using the weighted average cost of capital as the discount rate. We would also validate the fair value for each reporting unit using the income approach by calculating a cash earnings multiple and determining whether the multiple was reasonable compared to recent market transactions completed by the Company or in the industry. As part of that assessment, we would also reconcile the estimated aggregate fair values of our reporting units to our market capitalization. We believe this reconciliation process is consistent with a market participant perspective. This consideration would also include a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest, and other significant assumptions including revenue and profitability growth, franchise profit margins, residual values and the cost of capital.

Investments

We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $1,305.2 million and $1,256.6 million as of December 31, 2018 and 2017, respectively, including $1,237.4 million and $1,185.6 million relating to PTL as of December 31, 2018 and 2017, respectively. In July 2016, we increased our ownership interest in PTL from 9.0% to 23.4% as a result of our acquisition of an additional 14.4% ownership interest, and in September 2017, we acquired an additional 5.5% ownership interest, as discussed previously. We currently hold a 28.9% ownership interest in PTL.

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

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% senior subordinated notes due 2020	$297.9	$291.9	$296.5	$301.7
5.75% senior subordinated notes due 2022	546.8	537.6	545.9	562.3
5.375% senior subordinated notes due 2024	297.6	278.7	297.2	300.2
5.50% senior subordinated notes due 2026	495.1	465.2	494.4	505.0
Mortgage facilities	289.6	290.2	235.5	233.4

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

Dealership Finance and Insurance Sales

Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

guaranteed vehicle protection insurance, vehicle theft protection and extended service contracts. These commissions are recorded as revenue at a point in time when the customer enters into the contract. Payment is typically due and collected within 30 days subsequent to the execution of the contract with the customer. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $26.0 million and $24.9 million as of December 31, 2018 and December 31, 2017, respectively.

Commercial Vehicle Distribution

We record revenue from the distribution of vehicles, engines, and other products at a point in time when delivered, which is when the transfer of title, risks and rewards of ownership and control are considered passed to the customer. We record revenue for service or repair work over time as work is completed, and when parts are delivered to our customers. For our long-term power generation contracts, we record revenue over time as services are provided in accordance with contract milestones.

 See Note 2 “Revenues” for additional disclosures on revenue recognition.

Defined Contribution Plans

We sponsor a number of defined contribution plans covering a significant majority of our employees. Our contributions to such plans are discretionary and are based on the level of compensation and contributions by plan participants. We incurred expenses of $24.8 million, $16.8 million, and $14.5 million relating to such plans during the years ended December 31, 2018,  2017, and 2016, respectively.

Advertising

Advertising costs are expensed as incurred or when such advertising takes place. We incurred net advertising costs of $115.3 million, $115.8 million, and $102.5 million during the years ended December 31, 2018,  2017, and 2016, respectively. Qualified advertising expenditures reimbursed by manufacturers, which are treated as a reduction of advertising expense, were $19.3 million, $18.6 million, and $16.6 million during the years ended December 31, 2018,  2017, and 2016, respectively.

Self-Insurance

We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, vehicle physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance, and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and for certain exposures, we have pre‑determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre‑determined loss limits are paid by third‑party insurance carriers. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. Our estimate of future losses is prepared by management using our historical loss experience and industry‑based development factors. Aggregate reserves relating to retained risk were $31.3 million and $30.3 million as of December 31, 2018 and 2017, respectively.

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

A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2018, 2017, and 2016 follows:

	Year Ended December 31,
	2018	2017	2016

Weighted average number of common shares outstanding	85,165,367	85,877,227	86,000,754
Effect of non-participatory equity compensation	—	—	—
Weighted average number of common shares outstanding, including effect of dilutive securities	85,165,367	85,877,227	86,000,754

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

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

The following tables summarize the impact of the adoption of ASC 606 on our consolidated condensed statement of income and consolidated condensed balance sheet for the year ended and as of December 31, 2018:

	For the Year Ended December 31, 2018
Statement of Income	As	Without Adoption	Impact of Adoption
	Reported	of ASC 606	of ASC 606
Revenue:
Retail automotive dealership	$20,849.2	$20,846.0	$3.2
Retail commercial truck dealership	1,374.5	1,373.9	0.6
Commercial vehicle distribution and other	561.4	558.5	2.9

Cost of sales:
Retail automotive dealership	17,790.6	17,788.5	2.1
Retail commercial truck dealership	1,163.0	1,162.7	0.3
Commercial vehicle distribution and other	416.6	415.1	1.5

Gross profit	3,414.9	3,412.1	2.8
Income taxes	(134.3)	(133.5)	0.8
Net income	470.3	468.3	2.0

	December 31, 2018
Balance Sheet	As	Without Adoption	Impact of ASC 606
	Reported	of ASC 606	Adoption
Assets
Accounts receivable	$929.1	$899.9	$29.2
Inventories	4,040.1	4,057.2	(17.1)

Liabilities and Equity
Accrued expenses	$566.6	$566.2	$0.4
Deferred tax liabilities	577.8	574.8	3.0
Retained earnings	2,365.8	2,357.1	8.7

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

As part of the adoption of ASC 842, we performed an assessment of the impact the new lease recognition standard will have on our consolidated financial statements. Based on our assessment performed, we concluded that the adoption of the new lease recognition standard will result in a material increase to our consolidated balance sheets for lease liabilities and right-of-use assets. We lease a significant amount of our dealership properties, which are classified as operating leases. We also have various operating leases relating to office and computer equipment, shop equipment, service loaner and company owned vehicles, and other miscellaneous items. We do not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement under the new lease recognition standard.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

The impact on our consolidated financial statements as a result of the changes in lease recognition practices described previously is not expected to result in a material adjustment to retained earnings as of January 1, 2019. The future minimum lease payments for our operating leases as of December 31, 2018 are discussed in Part II, Item 8, Note 12 of the Notes to our Consolidated Financial Statements.  We estimate the total undiscounted rent obligations under these leases, including any extension periods that we are reasonably certain to exercise, to be $5.4 billion. Upon adoption of ASC 842, we expect to recognize lease liabilities and right-of-use assets that reflect the present value of these future payments. We estimate the adoption of the new lease recognition standard will result in an approximately $2.4 billion increase to our lease liabilities and right-of-use assets.

In addition to the changes in lease recognition practices noted above, we are also required to enhance our disclosures on lease recognition upon adoption beginning with interim periods in 2019. Under the optional transition method, we will apply ASC 840 in the comparative periods presented and provide the disclosures required by ASC 840 for all periods that continue to be presented in accordance with ASC 840, in addition to the disclosures required per ASC 842. We also evaluated, documented, and have implemented required changes in internal controls that were deemed necessary as part of our adoption of the new lease recognition standard. Although new controls have been implemented as a result of the adoption, such changes were not deemed material.

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments.” This ASU provides new guidance on eight specific cash flow issues related to how such cash receipts and cash payments should be presented in a statement of cash flows. For public companies, this ASU is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. The amendments from this update are to be applied retrospectively. We adopted this ASU retrospectively on January 1, 2018. The adoption of this accounting standard update did not have an impact on our consolidated cash flows for the year ended December 31, 2018 and December 31, 2017.

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

Dealership Finance and Insurance Sales. Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non‑recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection and extended service contracts. These commissions are recorded as revenue at a point in time when the customer enters into the contract. Payment is typically due and collected within 30 days subsequent to the execution of the contract with the customer. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $26.0 million and $24.9 million as of December 31, 2018 and December 31, 2017, respectively.

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

Retail Automotive Dealership

The following tables disaggregate our retail automotive reportable segment revenue by product type and geographic location for the year ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
Retail Automotive Dealership Revenue	2018	2017	2016
New vehicle	$9,666.4	$9,678.5	$9,547.1
Used vehicle	7,252.1	6,386.8	5,663.7
Finance and insurance, net	629.6	581.8	495.0
Service and parts	2,151.4	2,057.5	1,948.6
Fleet and wholesale	1,149.7	1,119.7	1,018.8
Total retail automotive dealership revenue	$20,849.2	$19,824.3	$18,673.2

	Year Ended December 31,
Retail Automotive Dealership Revenue	2018	2017	2016
U.S.	$11,504.3	$11,610.1	$11,109.6
U.K.	7,961.4	7,048.7	6,520.1
Germany and Italy	1,383.5	1,165.5	1,043.5
Total retail automotive dealership revenue	$20,849.2	$19,824.3	$18,673.2

Retail Commercial Truck Dealership

The following table disaggregates our retail commercial truck reportable segment revenue by product type for the year ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
Retail Commercial Truck Dealership Revenue	2018	2017	2016
New truck	$866.9	$613.2	$625.5
Used truck	112.0	89.4	51.8
Finance and insurance, net	11.9	8.9	7.3
Service and parts	364.5	325.6	306.0
Wholesale	19.2	10.9	10.1
Total retail commercial truck dealership revenue	$1,374.5	$1,048.0	$1,000.7

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Commercial Vehicle Distribution and Other

The following table disaggregates our other reportable segment revenue by business for the year ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
Commercial Vehicle Distribution and Other	2018	2017	2016
Commercial Vehicles Australia	$558.5	$511.0	$428.8
Other	2.9	3.6	15.8
Total commercial vehicle distribution and other revenue	$561.4	$514.6	$444.6

Contract Balances

The following table summarizes our accounts receivable and unearned revenues as of December 31, 2018 and December 31, 2017:

	December 31,	December 31,
	2018	2017
Accounts receivable
Contracts in transit	$314.2	$356.1
Vehicle receivables	266.9	233.0
Manufacturer receivables	211.3	230.1
Trade receivables	129.1	136.7

Accrued expenses
Unearned revenues	$269.8	$302.6

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

Unearned revenues primarily relate to payments received from customers prior to satisfaction of our performance obligations, such as customer deposits and deferred revenues from operating leases. These amounts are presented within “Accrued expenses” on our consolidated balance sheets. Of the amounts recorded as unearned revenues as of December 31, 2017, $263.2 million was recognized as revenue during the year ended December 31, 2018.

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

3. Equity Method Investees

As of December 31, 2018, we had investments in the following companies that are accounted for under the equity method: the Nix Group (50%) operating automotive dealerships in Germany, Ibericar Keldinich SL (50%) operating automotive dealerships in Spain, the Nicole Group (49%) operating automotive dealerships in Japan, and Penske Commercial Leasing Australia (28%) which rents heavy duty commercial vehicles in Australia.

In September 2016, we sold a 12% interest, and in September 2017 sold an additional 5% interest, in our Penske Commercial Leasing Australia joint venture to PTL and continue to account for this investment under the equity method under our current 28% ownership.

In May 2017, we sold our 7% interest in National Powersport Auctions. In December 2017, we sold our 31% interest in Penske Vehicle Services to PTL. The equity earnings associated with these investments are included within continuing operations under the caption “Equity in earnings of affiliates” for the years ended December 31, 2017 and 2016.

We also have a 28.9% ownership interest in PTL, a leading provider of transportation and supply chain services. Our investment in PTL, which is accounted for under the equity method, amounted to $1,237.4 million and $1,185.6 million at December 31, 2018 and 2017, respectively. In July 2016, we increased our ownership interest in PTL from 9.0% to 23.4% as a result of our acquisition of an additional 14.4% ownership interest, and in September 2017, we acquired an additional 5.5% ownership interest, as discussed previously.

The net book value of our equity method investments was $1,305.2 million and $1,256.6 million as of December 31, 2018 and 2017, respectively. We recorded $134.8 million, $107.6 million, and $69.5 million during the years ended December 31, 2018, 2017, and 2016, respectively, on our statements of income under the caption “Equity in earnings of affiliates” related to earnings from our equity method investments.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

The combined results of operations and financial position of our equity method investees as of December 31 for each of the years presented are summarized as follows:

Condensed income statement information:

	Year Ended December 31,
	2018	2017	2016
Revenues	$9,013.7	$7,680.8	$7,397.2
Gross profit	2,011.7	1,792.4	1,670.4
Net income	458.7	416.1	411.5

Condensed balance sheet information:

	December 31,
	2018	2017
Current assets	$1,467.5	$1,317.9
Noncurrent assets	13,360.8	11,729.4
Total assets	$14,828.3	$13,047.3
Current liabilities	$1,880.1	$2,101.0
Noncurrent liabilities	9,976.1	8,160.3
Equity	2,972.1	2,786.0
Total liabilities and equity	$14,828.3	$13,047.3

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

4. Business Combinations

During 2018, we acquired The Car People, a stand-alone specialty retailer of used vehicles in the U.K. representing four locations; acquired six retail automotive franchises; and acquired one retail commercial truck dealership. The companies acquired in 2018 generated $484.7 million of revenue and $14.1 million of pre-tax income from our date of acquisition through December 31, 2018. During 2017,  we acquired CarSense, a stand-alone specialty retailer of used vehicles in the U.S. representing five locations, acquired CarShop, a stand-alone specialty retailer of used vehicles in the U.K. representing five retail locations and a vehicle preparation center, and acquired eight retail automotive franchises.  Our financial statements include the results of operations of the acquired entities from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated financial statements, and may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the years ended December 31, 2018 and 2017 follows:

	December 31,
	2018	2017
Accounts receivable	$3.6	$11.1
Inventories	101.1	139.9
Other current assets	0.2	2.9
Property and equipment	55.4	21.8
Indefinite-lived intangibles	173.9	365.6
Other noncurrent assets	—	0.1
Current liabilities	(17.7)	(33.6)
Noncurrent liabilities	(0.6)	(1.9)
Total consideration	$315.9	$505.9
Deferred consideration	(6.8)	—
Consideration transferred through common stock issuance	—	(32.4)
Contingent consideration	—	(20.0)
Seller financed/assumed debt	—	(3.8)
Total cash used in acquisitions	$309.1	$449.7

The following unaudited consolidated pro forma results of operations of PAG for the years ended December 31, 2018 and 2017 give effect to acquisitions consummated during 2018 and 2017 as if they had occurred on January 1, 2017:

	Year Ended December 31,
	2018	2017
Revenues	$23,007.7	$22,172.6
Income from continuing operations	472.1	622.3
Net income	473.3	622.6
Income from continuing operations per diluted common share	$5.55	$7.25
Net income per diluted common share	$5.56	$7.25

5. Discontinued Operations and Divestitures

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

We had no entities newly classified as held for sale in 2018, 2017, or 2016 that met the criteria to be classified as discontinued operations. As such, the combined financial information presented below represents only retail automotive dealerships and our car rental business that were classified as discontinued operations prior to adoption of ASU No. 2014-08:

	Year Ended December 31,
	2018	2017	2016
Revenues	$—	$2.1	$24.8
Pre-tax loss	0.6	(0.4)	(1.7)
Pre-tax gain on disposal	—	—	—

	December 31,
	2018	2017
Inventories	$—	$—
Other assets	—	—
Total assets	$—	$—
Floor plan notes payable (including non-trade)	$—	$—
Other liabilities	0.7	0.7
Total liabilities	$0.7	$0.7

Divestitures

In 2018, we disposed of seven retail automotive franchises and one retail commercial truck dealership. These divestitures did not meet the criteria to be classified as held for sale and treated as discontinued operations; therefore, the results of operations for these businesses are included within continuing operations for the years ended December 31, 2018, 2017, and 2016.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

In 2017, we disposed of twenty-five retail automotive franchises. The results of operations for one of the retail automotive franchises is included in discontinued operations for the years ended December 31, 2017 and 2016. The remaining twenty-four retail automotive franchises did not meet the criteria to be classified as held for sale and treated as discontinued operations; therefore, the results of operations for these businesses are included within continuing operations for the years ended December 31, 2017 and 2016.

In 2016, we disposed of ten retail automotive franchises, closed one retail commercial truck dealership and one retail commercial truck parts location, and transitioned seventeen retail automotive franchises which represented the Scion brand to our existing Toyota franchises. The results of operations for two of the retail automotive franchises are included in discontinued operations for the year ended December 31, 2016. In December 2016, we sold our 90% ownership interest in i.M. Branded, a provider of dealership graphics and millwork, which we previously consolidated in our financial statements. The results of operations for this business are included within continuing operations for the year ended December 31, 2016 as this business did not meet the criteria to be classified as held for sale and treated as discontinued operations.

6. Inventories

Inventories consisted of the following:

	December 31,
	2018	2017
Retail automotive dealership new vehicles	$2,397.0	$2,344.1
Retail automotive dealership used vehicles	1,060.8	993.1
Retail automotive parts, accessories and other	140.8	141.7
Retail commercial truck dealership vehicles and parts	207.9	207.0
Commercial vehicle distribution vehicles, parts and engines	233.6	258.2
Total inventories	$4,040.1	$3,944.1

We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $54.6 million,  $55.4 million, and $51.6 million during the years ended December 31, 2018,  2017, and 2016, respectively.

7. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2018	2017
Buildings and leasehold improvements	$1,770.4	$1,633.3
Furniture, fixtures and equipment	1,097.9	1,080.1
Total	$2,868.3	$2,713.4
Less: Accumulated depreciation	(618.3)	(604.8)
Property and equipment, net	$2,250.0	$2,108.6

Approximately $28.6 million and $27.8 million of capitalized interest is included in buildings and leasehold improvements as of December 31, 2018 and 2017, respectively, and is being depreciated over the useful life of the related assets.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

8. Intangible Assets

Following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the years ended December 31, 2018 and 2017, net of accumulated impairment losses recorded prior to December 31, 2012 of $606.3 million and $37.1 million, respectively:

		Other Indefinite-
		Lived Intangible
	Goodwill	Assets
Balance — December 31, 2016	$1,291.2	$420.1
Additions	324.8	40.8
Disposals	(4.5)	(1.7)
Foreign currency translation	49.0	14.8
Balance — December 31, 2017	$1,660.5	$474.0
Additions	144.1	29.8
Disposals	(13.8)	(0.5)
Impairment	—	(5.8)
Foreign currency translation	(38.8)	(11.3)
Balance — December 31, 2018	$1,752.0	$486.2

Following is a summary of the changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2018 and 2017:

		Retail
	Retail	Commercial
	Automotive	Truck	Other	Total
Balance — December 31, 2016	$1,050.2	$162.0	$79.0	$1,291.2
Additions	324.8	—	—	324.8
Disposals	(4.5)	—	—	(4.5)
Foreign currency translation	41.6	1.0	6.4	49.0
Balance — December 31, 2017	$1,412.1	$163.0	$85.4	$1,660.5
Additions	143.2	0.9	—	144.1
Disposals	(13.8)	—	—	(13.8)
Foreign currency translation	(29.6)	(1.3)	(7.9)	(38.8)
Balance — December 31, 2018	$1,511.9	$162.6	$77.5	$1,752.0

There is no goodwill recorded in our Non-Automotive Investments reportable segment.

We test for impairment of our intangible assets at least annually. During 2018, we recorded $5.8 million of impairment charges relating to our intangible assets with respect to certain franchised dealerships. We did not record any impairment charges relating to our intangible assets in 2017 or 2016.

9. Vehicle Financing

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

The weighted average interest rate on floor plan borrowings was 2.1%,  1.8%, and 1.5% for 2018,  2017, and 2016, respectively. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as “Floor plan notes payable — non-trade” on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.

10. Long‑Term Debt

Long‑term debt consisted of the following:

	December 31,
	2018	2017
U.S. credit agreement — revolving credit line	$30.0	$172.0
U.K. credit agreement — revolving credit line	163.3	47.3
U.K. credit agreement — overdraft line of credit	1.8	—
3.75% senior subordinated notes due 2020	297.9	296.5
5.75% senior subordinated notes due 2022	546.8	545.9
5.375% senior subordinated notes due 2024	297.6	297.2
5.50% senior subordinated notes due 2026	495.1	494.4
Australia capital loan agreement	33.6	39.0
Australia working capital loan agreement	6.1	—
Mortgage facilities	289.6	235.5
Other	54.9	35.4
Total long-term debt	$2,216.7	$2,163.2
Less: current portion	(92.0)	(72.8)
Net long-term debt	$2,124.7	$2,090.4

Scheduled maturities of long‑term debt for each of the next five years and thereafter are as follows:

2019	$92.0
2020	329.8
2021	68.6
2022	577.9
2023	179.0
2024 and thereafter	969.4
Total long-term debt reported	$2,216.7

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

U.S. Credit Agreement

Our U.S. credit agreement (the “U.S. credit agreement”) with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation provides for up to $700.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, which includes $250.0 million in revolving loans solely for future U.S. acquisitions. The U.S. credit agreement provides for a maximum of $150.0 million of future borrowings for foreign acquisitions and expires on September 30, 2021, subject to its “evergreen” termination provisions. The revolving loans bear interest at LIBOR plus 2.00%, subject to an incremental 1.50% for uncollateralized borrowings in excess of a defined borrowing base.

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

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of December 31, 2018, we had $30.0 million of revolver borrowings outstanding under the U.S. credit agreement.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £150.0 million revolving credit agreement with the National Westminster Bank plc and BMW Financial Services (GB) Limited, and an additional demand overdraft line of credit (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes. On December 12, 2018, we amended and restated our existing U.K. revolving credit agreement to, among other things, extend the stated termination date to December 12, 2023. The revolving loans bear interest between defined LIBOR plus 1.10% and defined LIBOR plus 2.10%. The U.K. credit agreement also includes a £100.0 million “accordion” feature which allows the U.K. subsidiaries to request up to an additional £100.0 million of facility capacity. The lenders may agree to provide the additional capacity, and, if not, the U.K. subsidiaries may add an additional lender, if available, to the facility to provide such additional capacity. As of December 31, 2018, outstanding loans under the U.K. credit agreement amounted to £129.4 million ($165.1 million).

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

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Senior Subordinated Notes

We have issued the following senior subordinated notes:

Description	Maturity Date	Interest Payment Dates	Principal Amount
3.75% Notes	August 15, 2020	February 15, August 15	$300 million
5.75% Notes	October 1, 2022	April 1, October 1	$550 million
5.375% Notes	December 1, 2024	June 1, December 1	$300 million
5.50% Notes	May 15, 2026	May 15, November 15	$500 million

Each of these notes are our unsecured, senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our 100% owned U.S. subsidiaries. Each also contain customary negative covenants and events of default. If we experience certain “change of control” events specified in the indentures, holders of these notes will have the option to require us to purchase for cash all or a portion of their notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest. In addition, if we make certain asset sales and do not reinvest the proceeds thereof or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest.

Optional redemption. At any time, we may redeem the 3.75% Notes at a redemption price equal to 100% of the principal amount of the 3.75% Notes, plus an applicable make whole premium, and any accrued and unpaid interest. We may redeem the 5.75% Notes for cash at the redemption prices noted in the indenture, plus any accrued and unpaid interest. Prior to December 1, 2019, we may redeem the 5.375% Notes at a redemption price equal to 100% of the principal amount of the 5.375% Notes, plus an applicable make whole premium, and any accrued and unpaid interest. On or after December 1, 2019, we may redeem the 5.375% Notes for cash at the redemption prices noted in the indenture, plus any accrued and unpaid interest. Prior to May 15, 2021, we may redeem the 5.50% Notes at a redemption price equal to 100% of the principal amount of the 5.50% Notes, plus an applicable make whole premium, and any accrued and unpaid interest. On or after May 15, 2021, we may redeem the 5.50% Notes for cash at the redemption prices noted in the indenture, plus any accrued and unpaid interest. We may also redeem up to 40% of the 5.50% Notes using the proceeds of specified equity offerings at any time prior to May 15, 2019 at a price specified in the indenture.

Australia Loan Agreements

Penske Commercial Vehicles Australia and Penske Power Systems are party to two facilities with Volkswagen Financial Services Australia Pty Limited representing a five-year AU $50.0 million capital loan and a one-year AU $50.0 million working capital loan. Both facilities are subject to annual extensions. These agreements each provide the lender with a secured interest in all assets of these businesses. The loans bear interest at the Australian BBSW 30-day Bill Rate plus 3.0%. Irrespective of the term of the agreements, both agreements provide the lender with the ability to call the loans on 90 days’ notice. These facilities are also guaranteed by our U.S. parent company up to AU $50.0 million. As of December 31, 2018, we had AU $47.7 million ($33.6 million) outstanding under the capital loan agreement and AU $8.6 million ($6.1 million) outstanding under the working capital loan agreement.

Mortgage Facilities

We are party to several mortgages that bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non‑payment of obligations, cross‑defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of December 31, 2018, we

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

owed $289.6 million of principal under our mortgage facilities.

11. Derivatives and Hedging

Penske Commercial Vehicles Australia and Penske Power Systems sell vehicles, engines, parts and other products purchased from manufacturers in the U.S., Germany, and the U.K. In order to protect against exchange rate movements, Penske Commercial Vehicles Australia and Penske Power Systems enter into foreign exchange forward contracts against anticipated cash flows. The contracts are timed to mature when major shipments are scheduled to arrive in Australia and when receipt of payment from customers is expected. We classify our foreign exchange forward contracts as cash flow hedges and state them at fair value. We used Level 2 inputs to estimate the fair value of the foreign exchange forward contracts. The fair value of the contracts designated as hedging instruments was estimated to be an asset of $1.6 million and an asset of $0.2 million as of December 31, 2018 and 2017, respectively.

12. Commitments and Contingent Liabilities

We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of December 31, 2018, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

We have historically structured our operations so as to minimize ownership of real property. As a result, we lease or sublease substantially all of our facilities. These leases are generally for a period between 5 and 20 years, and are typically structured to include renewal options at our election. We estimate the total undiscounted rent obligations under these leases, including any extension periods that we are reasonably certain to exercise and assuming constant consumer price indices, to be $5.4 billion. Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined. For these leases, non‑compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of the other lease covenants gives rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease.

Minimum future rental payments required under operating leases in effect as of December 31, 2018 are as follows:

2019	$222.5
2020	220.5
2021	217.4
2022	216.0
2023	212.0
2024 and thereafter	4,344.4
$5,432.8

Rent expense for the years ended December 31, 2018,  2017, and 2016 amounted to $232.1 million, $225.4 million, and $206.6 million, respectively.

We have sold a number of dealerships to third parties and, as a condition to certain of those sales, remain liable for the lease payments relating to the properties on which those businesses operate in the event of non‑payment by the buyer. We are also party to lease agreements on properties that we no longer use in our retail operations that we have sublet to third parties. We rely on subtenants to pay the rent and maintain the property at these locations. In the event the subtenant does not perform as expected, we may not be able to recover amounts owed to us and we could be required to

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

fulfill these obligations. We believe we have made appropriate reserves relating to these locations. The aggregate rent paid by the tenants on those properties in 2018 was approximately $21.6 million and, in aggregate, we currently guarantee or are otherwise liable for approximately $233.7 million of these lease payments, including lease payments during available renewal periods.

Our floor plan credit agreement with Mercedes Benz Financial Services Australia (“MBA”) provides us revolving loans for the acquisition of commercial vehicles for distribution to our retail network. This facility includes a commitment to repurchase dealer vehicles in the event the dealer’s floor plan agreement with MBA is terminated.

We have $41.4 million of letters of credit outstanding as of December 31, 2018, and have posted $29.2 million of surety bonds in the ordinary course of business.

13. Related Party Transactions

We sometimes pay to and/or receive fees from Penske Corporation and its affiliates for services rendered in the normal course of business, or to reimburse payments made to third parties on each other’s behalf. These transactions are reviewed periodically by our Audit Committee and reflect the provider’s cost or an amount mutually agreed upon by both parties. During 2018, 2017, and 2016, Penske Corporation and its affiliates billed us $6.2 million, $6.2 million, and $6.9 million, respectively, and we billed Penske Corporation and its affiliates $183 thousand, $159 thousand, and $148 thousand, respectively, for such services. As of December 31, 2018 and 2017, we had $100 thousand and $58 thousand of receivables from, and $0.6 million and $0.7 million of payables to, Penske Corporation and its subsidiaries, respectively.

On September 7, 2017, we acquired an additional 5.5% ownership interest in PTL, a leading provider of transportation and supply chain services, from GE Capital for approximately $239.1 million in cash. At the same time, Mitsui, our second largest shareholder, acquired an additional 10.0% ownership interest in PTL at the same valuation. After the transaction, PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui. GE Capital no longer owns any ownership interests in PTL. In connection with this transaction, the PTL partners agreed to amend and restate the existing partnership agreement among the partners, which among other things, provides us with specified partner distribution and governance rights and restricts our ability to transfer our interests. We and Mitsui were granted additional governance rights as part of the transaction. In addition, the partnership now has a six member advisory committee (previously seven member) and we continue to be entitled to one of the six representatives. We continue to have the right to pro rata quarterly distributions equal to 50% of PTL’s consolidated net income and we expect to continue to realize significant cash tax savings.

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

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

In 2018,  2017, and 2016, we received $63.2 million, $52.4 million, and $21.7 million, respectively, from PTL in pro rata cash dividends. In 2014, we formed a venture with PTL, Penske Commercial Leasing Australia. This venture combines PTL’s fleet operations expertise with our market knowledge of commercial vehicles to rent heavy duty commercial vehicles in Australia. This venture is accounted for as an equity method investment as discussed in Note 3.

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

Joint Venture Relationships

From time to time we enter into joint venture relationships in the ordinary course of business, pursuant to which we own and operate automotive dealerships together with other investors. We may also provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of December 31, 2018, our automotive joint venture relationships were as follows:

Location	Dealerships	Ownership Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Sprinter, Porsche	80.00	% (A)
Greenwich, Connecticut	Mercedes-Benz	80.00	% (A)
Northern Italy	BMW, MINI, Maserati, Porsche, Audi, Land Rover, Volvo, Mercedes-Benz, smart, Lamborghini	84.00	% (A)
Aachen, Germany	Audi, Maserati, SEAT, Skoda, Volkswagen	79.35	% (A) (C)
Frankfurt, Germany	Lexus, Toyota, Volkswagen	50.00	% (B)
Barcelona, Spain	BMW, MINI	50.00	% (B)
Tokyo, Japan	BMW, MINI, Rolls-Royce, Ferrari, ALPINA	49.00	% (B)

(a)	Entity is consolidated in our financial statements.
(b)	Entity is accounted for using the equity method of accounting.
(c)	In 2018, we acquired an additional 11.4% ownership interest in this joint venture and now own 79.4%. We previously owned 68%.

Additionally, we are party to non-automotive joint ventures representing our investments in PTL (28.9%) and Penske Commercial Leasing Australia (28%) that are accounted for under the equity method, as more fully discussed in Note 3.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

14. Stock‑Based Compensation

Key employees, outside directors, consultants and advisors of PAG are eligible to receive stock‑based compensation pursuant to the terms of our 2015 Equity Incentive Plan (the “2015 Plan”). This plan allows for the issuance of shares for stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other awards. The 2015 Plan is a five-year plan which allows for up to 4,000,000 awards of which 2,825,133 shares of common stock were available for grant as of December 31, 2018. Compensation expense related to our equity incentive plan was $16.8 million, $16.0 million, and $14.8 million during 2018,  2017, and 2016, respectively.

Restricted Stock

During 2018,  2017, and 2016, we granted 330,048,  320,018, and 316,486 shares, respectively, of restricted common stock and restricted stock units at no cost to participants under the plan. These awards provide the holder voting and dividend rights prior to vesting. The awards are subject to forfeiture and are non‑transferable, which restrictions generally lapse over a four year period from the grant date at a rate of 15%,  15%,  20% and 50% per year. We have determined that the grant date quoted market price of the underlying common stock is the appropriate measure of compensation cost. This cost is amortized as expense over the restriction period. As of December 31, 2018, there was $23.8 million of unrecognized compensation cost related to the restricted stock, which is expected to be recognized over the restricted period.

Presented below is a summary of the status of our restricted stock as of December 31, 2018 and 2017, and changes during the year ended December 31, 2018:

		Weighted Average	Aggregate
	Shares	Grant Date Fair Value	Intrinsic Value
December 31, 2017	899,474	$46.59
Granted	330,048	48.03
Vested	(303,731)	45.48
Forfeited	(13,383)	45.07
December 31, 2018	912,408	$47.19	$36.8

15. Equity

A summary of shares repurchased under our securities repurchase program, and shares acquired, is as follows:

	Year Ended December 31,
	2018	2017	2016
Shares repurchased (1)	1,467,886	302,000	4,512,325
Aggregate purchase price	$63.1	$12.7	$167.9
Average purchase price per share	$43.00	$41.95	$37.21

Shares acquired (2)	119,608	133,710	144,717
Aggregate purchase price	$5.8	$5.8	$5.7
Average purchase price per share	$48.61	$43.28	$39.47

(1)

Shares were repurchased under our securities repurchase program. As of December 31, 2018, we had $136.9 million in repurchase authorization under the repurchase program.  In February 2019, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities to $200.0 million.

(2)	Shares were acquired from employees in connection with a net share settlement feature of employee equity awards.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

16. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and the reclassifications out of accumulated other comprehensive income (loss) during the years ended December 31, 2018, 2017, and 2016 attributable to Penske Automotive Group common stockholders follows:

			Accumulated
	Foreign		Other
	Currency		Comprehensive
	Translation	Other	Income (Loss)
Balance at January 1, 2016	$(113.5)	$(9.0)	$(122.5)
Other comprehensive income before reclassifications	(116.5)	(11.7)	(128.2)
Amounts reclassified from accumulated other comprehensive income — net of tax provision of $0.0	—	—	—
Net current-period other comprehensive income	(116.5)	(11.7)	(128.2)
Balance at December 31, 2016	$(230.0)	$(20.7)	$(250.7)
Other comprehensive income before reclassifications	96.0	8.2	104.2
Amounts reclassified from accumulated other comprehensive income — net of tax provision $0.0	—	—	—
Net current-period other comprehensive income	96.0	8.2	104.2
Balance at December 31, 2017	$(134.0)	$(12.5)	$(146.5)
Other comprehensive income before reclassifications	(74.3)	(13.7)	(88.0)
Amounts reclassified from accumulated other comprehensive income — net of tax provision of $0.0	—	—	—
Net current-period other comprehensive income	(74.3)	(13.7)	(88.0)
Balance at December 31, 2018	$(208.3)	$(26.2)	$(234.5)

17. Income Taxes

On December 22, 2017, the President of the United States signed into law P.L. 115-97, commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Act”). The Act modifies several provisions of the Internal Revenue Code related to corporations, including a permanent corporate income tax rate reduction from 35% to 21%, effective January 1, 2018. The Act also significantly changes U.S. international tax laws for tax years beginning after December 31, 2017 and requires a one-time mandatory deemed repatriation of all cumulative post-1986 foreign earnings & profits (“E&P”) of a U.S. Shareholder’s foreign subsidiaries, effective during 2017.

In accordance with SAB 118, we have obtained, prepared, and analyzed additional information about facts and circumstances that existed as of the enactment date and computed the U.S. tax impact of the Act. Since the enactment of new tax legislation, the Internal Revenue Service ("IRS") and state tax authorities have issued news releases, notices, instructions and other forms of guidance to assist taxpayers with implementing the Act. We have also considered the impact of any new information provided by the IRS and state tax authorities in reaching our conclusions. We consider our conclusions to be final and complete.

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

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Changes made to the provisional estimates for the tax year ended December 31, 2017 were primarily related to our foreign earnings and profits ("E&P"), foreign tax credits, and partnership outside basis differences related to our investment in Penske Truck Leasing.

The following adjustments to our provisional estimates were recorded to current tax expense of deferred tax expense, as applicable, in the third quarter of 2018:

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

We have considered and analyzed the applicability of the global intangible low-taxed income (“GILTI”) provisions of the Act beginning in 2018 and its effect on our annualized effective tax rate for 2018. The effect of the GILTI inclusions on the 2018 annualized effective tax rate is not material. We have adopted the method of accounting for GILTI inclusions as a period expense and therefore have not accrued any deferred taxes in relation to this provision in the 2018 consolidated financial statements.

Income from continuing operations before income taxes by geographic region was as follows:

	Year Ended December 31,
	2018	2017	2016
U.S.	$390.3	$375.4	$316.7
Non-U.S.	213.8	172.8	191.4
Income from continuing operations before income taxes	$604.1	$548.2	$508.1

Income taxes relating to income from continuing operations consisted of the following:

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$(15.6)	$(3.5)	$(47.2)
State and local	(2.9)	4.2	4.7
Foreign	46.9	43.2	41.0
Total current	$28.4	$43.9	$(1.5)
Deferred:
Federal	85.9	(150.5)	140.6
State and local	20.0	47.2	22.3
Foreign	—	(5.4)	(0.7)
Total deferred	$105.9	$(108.7)	$162.2
Income taxes	$134.3	$(64.8)	$160.7

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Income taxes relating to income from continuing operations varied from the U.S. federal statutory income tax rate due to the following:

	Year Ended December 31,
	2018	2017	2016
Income taxes at federal statutory rate	$126.9	$191.9	$177.8
State and local income taxes, net of federal taxes	13.8	13.7	14.7
Non-U.S. income taxed at other rates	1.9	(25.2)	(26.8)
Revaluation of U.S. deferreds	—	(301.6)	—
Deemed mandatory repatriation	—	54.8	—
SAB 118 benefit	(11.6)	—	—
Other	3.3	1.6	(5.0)
Income taxes	$134.3	$(64.8)	$160.7

The components of deferred tax assets and liabilities as of December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
Deferred Tax Assets
Accrued liabilities	$48.7	$53.6
Net operating loss and credit carryforwards	81.4	131.0
Other	27.9	24.0
Total deferred tax assets	158.0	208.6
Valuation allowance	(40.5)	(36.6)
Net deferred tax assets	$117.5	$172.0
Deferred Tax Liabilities
Depreciation and amortization	(188.0)	(178.1)
Partnership investments	(499.3)	(469.5)
Convertible notes	—	(1.5)
Other	(8.0)	(4.4)
Total deferred tax liabilities	(695.3)	(653.5)
Net deferred tax liabilities	$(577.8)	$(481.5)

We are not permanently reinvested in a portion of our previously-taxed unremitted foreign earnings, which may be distributed in the future. At December 31, 2018, we have accrued the appropriate amount of U.S. state income taxes and foreign withholding taxes for the unremitted foreign earnings that are not permanently reinvested. We have not provided any U.S. taxes on a total temporary difference of $110.5 million related to the excess of financial reporting basis over tax basis in our non-U.S. subsidiaries, as it is our position that we are permanently reinvested for this basis difference. Our U.K. subsidiary remains permanently reinvested in its non-UK subsidiaries. Therefore, we have not recognized any additional deferred tax liabilities related to our investments in non-U.S. subsidiaries.

At December 31, 2018, we have $558.7 million of state net operating loss carryforwards in the U.S. that expire at various dates beginning in 2019 through 2038, U.S. federal and state credit carryforwards of $5.4 million that will not expire, a U.S. foreign tax credit carryforward of $31.5 million that will expire in 2027, U.K. capital loss carryforwards of $3.4 million that will not expire, Germany net operating loss carryforwards of $30.6 million that will not expire, Australia net operating loss carryforwards of $10.0 million that will not expire, New Zealand net operating loss carryforwards of $1.7 million that will not expire and Italy net operating loss carryforwards of $0.1 million that will not expire. The Company generated $86.3 million of state net operating loss carryforwards in the U.S. in 2018.

A valuation allowance of $0.9 million has been recorded against the state net operating loss carryforwards in the U.S., a valuation allowance of $0.4 million has been recorded against the state credit carryforwards in the U.S., and a

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

valuation allowance of $17.9 million has been recorded against the U.S. foreign tax credit carryforward as of December 31, 2018. A valuation allowance of $13.0 million has been recorded against German net operating losses and other deferred tax assets as of December 31, 2018. A valuation allowance of $8.3 million has been recorded against U.K. deferred tax assets related to buildings as of December 31, 2018.

Generally accepted accounting principles relating to uncertain income tax positions prescribe a minimum recognition threshold a tax position is required to meet before being recognized, and provides guidance on the derecognition, measurement, classification, and disclosure relating to income taxes. The movement in uncertain tax positions for the years ended December 31, 2018, 2017, and 2016 were as follows:

	Year Ended December 31,
	2018	2017	2016
Uncertain tax positions — January 1	$3.5	$3.4	$12.8
Gross increase — tax position in prior periods	—	0.2	0.2
Gross decrease — tax position in prior periods	(3.4)	(0.1)	(0.3)
Gross increase — current period tax position	—	—	—
Settlements	—	—	(7.8)
Lapse in statute of limitations	—	—	—
Foreign exchange	—	—	(1.5)
Uncertain tax positions — December 31	$0.1	$3.5	$3.4

We have elected to include interest and penalties in our income tax expense. We had no interest and penalties included within uncertain tax positions at December 31, 2018. We do not expect a significant change to the amount of uncertain tax positions within the next twelve months. Our U.S. federal returns remain open to examination for 2015 through 2017 and various U.S. state jurisdictions are open for periods ranging from 2011 through 2017. The portion of the total amount of uncertain tax positions as of December 31, 2018 that would, if recognized, impact the effective tax rate was $0.1 million.

We have classified our tax reserves as a long‑term obligation on the basis that management does not expect to make payments relating to those reserves within the next twelve months.

18. Segment Information

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

	Retail	Retail Commercial		Non-Automotive	Intersegment
	Automotive	Truck	Other	Investments	Elimination	Total
Revenues
2018	$20,849.2	$1,374.5	$561.4	$—	$—	$22,785.1
2017	19,824.3	1,048.0	514.6	—	—	21,386.9
2016	18,673.2	1,000.7	448.5	—	(3.9)	20,118.5
Floor plan interest expense
2018	$74.9	$4.2	$1.8	$—	$—	$80.9
2017	59.4	2.7	1.3	—	—	63.4
2016	47.1	2.9	0.9	—	—	50.9
Other interest expense
2018	$108.3	$2.4	$4.0	$—	$—	$114.7
2017	95.0	3.4	9.0	—	—	107.4
2016	74.8	4.1	6.5	—	—	85.4
Depreciation
2018	$94.2	$4.3	$5.2	$—	$—	$103.7
2017	85.7	4.1	5.3	—	—	95.1
2016	81.7	3.2	4.8	—	—	89.7
Equity in earnings of affiliates
2018	$5.2	$—	$—	$129.6	$—	$134.8
2017	4.6	—	—	103.0	—	107.6
2016	4.9	—	—	64.6	—	69.5
Adjusted segment income
2018	$389.7	$62.3	$22.5	$129.6	$—	$604.1
2017	397.2	38.4	9.6	103.0	—	548.2
2016	412.9	26.2	4.4	64.6	—	508.1

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Total assets, equity method investments, and capital expenditures by reportable segment are as set forth in the table below:

	Retail	Retail Commercial		Non-Automotive	Intersegment
	Automotive	Truck	Other	Investments	Elimination	Total
Total assets
2018	$8,501.4	$571.5	$590.5	$1,241.1	$—	$10,904.5
2017	8,157.0	553.4	642.1	1,188.1	—	10,540.6
Equity method investments
2018	$64.1	$—	$—	$1,241.1	$—	$1,305.2
2017	68.5	—	—	1,188.1	—	1,256.6
Capital expenditures
2018	$292.6	$9.3	$3.7	$—	$—	$305.6
2017	237.8	6.4	2.8	—	—	247.0
2016	195.6	3.3	4.2	—	—	203.1

The following table presents certain data by geographic area:

	Year Ended December 31,
	2018	2017	2016
Revenue from external customers:
U.S.	$12,607.8	$12,487.2	$12,005.9
Non-U.S.	10,177.3	8,899.7	8,112.6
Total revenue from external customers	$22,785.1	$21,386.9	$20,118.5
Long-lived assets, net:
U.S.	$2,365.5	$2,268.1
Non-U.S.	1,205.6	1,111.5
Total long-lived assets	$3,571.1	$3,379.6

The Company’s non-U.S. operations are predominantly based in the U.K.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

The following tables present our revenue from external customers by product type for our Retail Automotive and Retail Commercial Truck segments:

	Year Ended December 31,
Retail Automotive Dealership Revenue	2018	2017	2016
New vehicle	$9,666.4	$9,678.5	$9,547.1
Used vehicle	7,252.1	6,386.8	5,663.7
Finance and insurance, net	629.6	581.8	495.0
Service and parts	2,151.4	2,057.5	1,948.6
Fleet and wholesale	1,149.7	1,119.7	1,018.8
Total retail automotive dealership revenue	$20,849.2	$19,824.3	$18,673.2

	Year Ended December 31,
Retail Commercial Truck Dealership Revenue	2018	2017	2016
New truck	$866.9	$613.2	$625.5
Used truck	112.0	89.4	51.8
Finance and insurance, net	11.9	9.0	7.3
Service and parts	364.5	325.6	306.0
Other	19.2	10.8	10.1
Total retail commercial truck dealership revenue	$1,374.5	$1,048.0	$1,000.7

19. Summary of Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2018 (1)(2)
Total revenues	$5,746.9	$5,940.3	$5,658.6	$5,439.3
Gross profit	864.4	889.8	852.6	808.1
Income from continuing operations	107.7	135.2	130.0	96.9
Net income	107.8	135.2	130.1	97.2
Net income attributable to Penske Automotive Group common stockholders	108.1	134.6	130.2	98.1
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Income from continuing operations per share	$1.26	$1.58	$1.53	$1.15
Net income per share	$1.26	$1.58	$1.53	$1.16
2017 (1)(2)
Total revenues	$5,081.1	$5,383.4	$5,524.4	$5,398.0
Gross profit	774.3	817.3	822.6	808.3
Income from continuing operations	83.6	106.7	94.2	328.5
Net income	83.0	106.9	94.3	328.6
Net income attributable to Penske Automotive Group common stockholders	82.6	106.2	94.4	330.1
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Income from continuing operations per share	$0.97	$1.23	$1.10	$3.85
Net income per share	$0.96	$1.23	$1.10	$3.85

(1)	As discussed in Note 5, we have treated the operations of certain entities as discontinued operations. The results for all periods have been restated to reflect such treatment.
(2)	Per share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year per share amounts due to rounding.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

20. Condensed Consolidating Financial Information

The following tables include condensed consolidating financial information as of December 31, 2018 and 2017 and for the years ended December 31, 2018,  2017, and 2016 for Penske Automotive Group, Inc. (as the issuer of the 5.75% Notes, the 5.375% Notes, the 5.50% Notes, and the 3.75% Notes), guarantor subsidiaries, and non-guarantor subsidiaries (primarily representing non-U.S. entities). Guarantor subsidiaries are directly or indirectly 100% owned by PAG, and the guarantees are full and unconditional, and joint and several. The guarantees may be released under certain circumstances upon resale, or transfer by us of the stock of the related guarantor or all or substantially all of the assets of the guarantor to a non-affiliate.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2018

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Cash and cash equivalents	$39.4	$—	$—	$12.9	$26.5
Accounts receivable, net	929.1	(481.7)	481.7	507.1	422.0
Inventories	4,040.1	—	—	1,961.6	2,078.5
Other current assets	86.6	—	10.6	17.8	58.2
Total current assets	5,095.2	(481.7)	492.3	2,499.4	2,585.2
Property and equipment, net	2,250.0	—	3.9	1,077.7	1,168.4
Intangible assets	2,238.2	—	—	1,422.6	815.6
Equity method investments	1,305.2	—	1,239.9	—	65.3
Other long-term assets	15.9	(2,814.3)	2,821.0	2.9	6.3
Total assets	$10,904.5	$(3,296.0)	$4,557.1	$5,002.6	$4,640.8
Floor plan notes payable	$2,362.2	$—	$—	$1,348.3	$1,013.9
Floor plan notes payable — non-trade	1,428.6	—	232.3	505.9	690.4
Accounts payable	598.2	—	4.9	196.6	396.7
Accrued expenses	566.6	(481.7)	1.4	160.2	886.7
Current portion of long-term debt	92.0	—	—	6.3	85.7
Liabilities held for sale	0.7	—	—	0.7	—
Total current liabilities	5,048.3	(481.7)	238.6	2,218.0	3,073.4
Long-term debt	2,124.7	(88.6)	1,683.8	225.7	303.8
Deferred tax liabilities	577.8	—	—	570.5	7.3
Other long-term liabilities	519.0	—	—	57.6	461.4
Total liabilities	8,269.8	(570.3)	1,922.4	3,071.8	3,845.9
Total equity	2,634.7	(2,725.7)	2,634.7	1,930.8	794.9
Total liabilities and equity	$10,904.5	$(3,296.0)	$4,557.1	$5,002.6	$4,640.8

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

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2018

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Revenues	$22,785.1	$—	$—	$12,036.6	$10,748.5
Cost of sales	19,370.2	—	—	10,130.4	9,239.8
Gross profit	3,414.9	—	—	1,906.2	1,508.7
Selling, general and administrative expenses	2,646.3	—	24.9	1,403.7	1,217.7
Depreciation	103.7	—	1.5	56.1	46.1
Operating income	664.9	—	(26.4)	446.4	244.9
Floor plan interest expense	(80.9)	—	(7.2)	(50.7)	(23.0)
Other interest expense	(114.7)	—	(77.8)	(8.8)	(28.1)
Equity in earnings of affiliates	134.8	—	129.5	—	5.3
Equity in earnings of subsidiaries	—	(586.8)	586.8	—	—
Income from continuing operations before income taxes	604.1	(586.8)	604.9	386.9	199.1
Income taxes	(134.3)	130.3	(134.3)	(88.6)	(41.7)
Income from continuing operations	469.8	(456.5)	470.6	298.3	157.4
Income (loss) from discontinued operations, net of tax	0.5	(0.5)	0.5	0.5	—
Net income	470.3	(457.0)	471.1	298.8	157.4
Other comprehensive (loss) income, net of tax	(89.5)	74.9	(89.5)	—	(74.9)
Comprehensive income	380.8	(382.1)	381.6	298.8	82.5
Less: Comprehensive income attributable to non-controlling interests	(2.2)	1.5	(1.5)	—	(2.2)
Comprehensive income attributable to Penske Automotive Group common stockholders	$383.0	$(383.6)	$383.1	$298.8	$84.7

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

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2016

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Revenues	$20,118.5	$—	$—	$10,946.2	$9,172.3
Cost of sales	17,151.9	—	—	9,251.8	7,900.1
Gross profit	2,966.6	—	—	1,694.4	1,272.2
Selling, general and administrative expenses	2,302.0	—	19.2	1,284.4	998.4
Depreciation	89.7	—	1.7	47.3	40.7
Operating income	574.9	—	(20.9)	362.7	233.1
Floor plan interest expense	(50.9)	—	(3.0)	(29.1)	(18.8)
Other interest expense	(85.4)	—	(59.2)	(5.1)	(21.1)
Equity in earnings of affiliates	69.5	—	64.6	—	4.9
Equity in earnings of subsidiaries	—	(523.3)	523.3	—	—
Income from continuing operations before income taxes	508.1	(523.3)	504.8	328.5	198.1
Income taxes	(160.7)	166.6	(160.7)	(124.4)	(42.2)
Income from continuing operations	347.4	(356.7)	344.1	204.1	155.9
(Loss) income from discontinued operations, net of tax	(1.0)	1.0	(1.0)	(0.9)	(0.1)
Net income	346.4	(355.7)	343.1	203.2	155.8
Other comprehensive (loss) income, net of tax	(129.0)	123.9	(129.0)	—	(123.9)
Comprehensive income	217.4	(231.8)	214.1	203.2	31.9
Less: Comprehensive income attributable to non-controlling interests	2.7	0.8	(0.8)	—	2.7
Comprehensive income attributable to Penske Automotive Group common stockholders	$214.7	$(232.6)	$214.9	$203.2	$29.2

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2018

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group	Subsidiaries	Subsidiaries
Net cash provided by continuing operating activities	$614.2	$3.4	$535.2	$75.6
Investing activities:
Purchase of equipment and improvements	(305.6)	(1.2)	(173.9)	(130.5)
Proceeds from sale of dealerships	84.5	—	82.0	2.5
Proceeds from sale-leaseback transactions	10.7	—	—	10.7
Acquisitions, net	(309.1)	—	(140.5)	(168.6)
Other	(5.7)	(3.8)	—	(1.9)
Net cash used in continuing investing activities	(525.2)	(5.0)	(232.4)	(287.8)
Financing activities:
Net borrowings (repayments) of long-term debt	93.5	(142.0)	81.1	154.4
Net borrowings (repayments) of floor plan notes payable — non-trade	10.0	35.6	(96.0)	70.4
Payment of debt issuance costs	(1.9)	(1.9)	—	—
Repurchases of common stock	(68.9)	(68.9)	—	—
Dividends	(121.2)	(121.2)	—	—
Other	(5.8)	(5.8)	—	—
Distributions from (to) parent	—	305.8	(290.3)	(15.5)
Net cash (used in) provided by continuing financing activities	(94.3)	1.6	(305.2)	209.3
Net cash provided by discontinued operations	0.5	—	0.5	—
Effect of exchange rate changes on cash and cash equivalents	(1.5)	—	—	(1.5)
Net change in cash and cash equivalents	(6.3)	—	(1.9)	(4.4)
Cash and cash equivalents, beginning of period	45.7	—	14.8	30.9
Cash and cash equivalents, end of period	$39.4	$—	$12.9	$26.5

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2017

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group	Subsidiaries	Subsidiaries
Net cash provided by (used in) continuing operating activities	$623.0	$(46.8)	$643.3	$26.5
Investing activities:
Purchase of equipment and improvements	(247.0)	(3.2)	(138.0)	(105.8)
Proceeds from sale of dealerships	25.1	—	9.0	16.1
Proceeds from sale-leaseback transactions	22.2	—	—	22.2
Acquisition of additional ownership interest in Penske Truck Leasing	(239.1)	(239.1)	—	—
Acquisitions, net	(449.7)	—	(334.5)	(115.2)
Other	(40.2)	(40.0)	—	(0.2)
Net cash used in continuing investing activities	(928.7)	(282.3)	(463.5)	(182.9)
Financing activities:
Issuance of 3.75% senior subordinated notes	300.0	300.0	—	—
Net (repayments) borrowings of long-term debt	(26.0)	(68.0)	6.4	35.6
Net borrowings of floor plan notes payable — non-trade	185.3	40.6	4.8	139.9
Payment of debt issuance costs	(4.0)	(4.0)	—	—
Repurchases of common stock	(18.5)	(18.5)	—	—
Dividends	(108.4)	(108.4)	—	—
Other	(5.8)	(5.8)	—	—
Distributions from (to) parent	—	193.2	(188.3)	(4.9)
Net cash provided by (used in) continuing financing activities	322.6	329.1	(177.1)	170.6
Net cash provided by discontinued operations	2.7	—	2.7	—
Effect of exchange rate changes on cash and cash equivalents	2.1	—	—	2.1
Net change in cash and cash equivalents	21.7	—	5.4	16.3
Cash and cash equivalents, beginning of period	24.0	—	9.4	14.6
Cash and cash equivalents, end of period	$45.7	$—	$14.8	$30.9

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2016

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group	Subsidiaries	Subsidiaries
Net cash provided by (used in) continuing operating activities	$371.3	$(31.6)	$52.1	$350.8
Investing activities:
Purchase of equipment and improvements	(203.1)	(1.0)	(126.6)	(75.5)
Proceeds from sale of dealerships	4.2	—	4.2	—
Acquisition of additional ownership interest in Penske Truck Leasing	(498.5)	(498.5)	—	—
Acquisitions, net	(140.8)	—	—	(140.8)
Other	1.5	—	12.8	(11.3)
Net cash used in continuing investing activities	(836.7)	(499.5)	(109.6)	(227.6)
Financing activities:
Issuance of 5.50% senior subordinated notes	500.0	500.0	—	—
Net borrowings of long-term debt	122.9	80.0	21.6	21.3
Net borrowings (repayments) of floor plan notes payable — non-trade	101.0	1.3	270.8	(171.1)
Payment of debt issuance costs	(6.7)	(6.7)	—	—
Repurchases of common stock	(173.6)	(173.6)	—	—
Dividends	(95.1)	(95.1)	—	—
Other	(15.5)	(5.8)	—	(9.7)
Distributions from (to) parent	—	231.0	(226.2)	(4.8)
Net cash provided by (used in) continuing financing activities	433.0	531.1	66.2	(164.3)
Net cash provided by discontinued operations	3.1	—	0.7	2.4
Effect of exchange rate changes on cash and cash equivalents	(9.1)	—	—	(9.1)
Net change in cash and cash equivalents	(38.4)	—	9.4	(47.8)
Cash and cash equivalents, beginning of period	62.4	—	—	62.4
Cash and cash equivalents, end of period	$24.0	$—	$9.4	$14.6

Schedule II

PENSKE AUTOMOTIVE GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In millions)

	Balance at		Deductions,	Balance
	Beginning		Recoveries,	at End
Description	of Year	Additions	& Other	of Year
Year Ended December 31, 2018
Allowance for doubtful accounts	$5.5	$2.0	$(2.1)	$5.4
Tax valuation allowance	36.6	4.0	(0.1)	40.5
Year Ended December 31, 2017
Allowance for doubtful accounts	$4.5	$2.5	$(1.5)	$5.5
Tax valuation allowance	17.2	21.5	(2.1)	36.6
Year Ended December 31, 2016
Allowance for doubtful accounts	$4.2	$2.8	$(2.5)	$4.5
Tax valuation allowance	17.3	2.1	(2.2)	17.2