Form 10-Q
period 2019-03-31
PENSKE AUTOMOTIVE GROUP, INC.
filed 2019-04-26
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

As of April 22, 2019, there were 83,651,509 shares of voting common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
	(In millions, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$43.5	$39.4
Accounts receivable, net of allowance for doubtful accounts of $5.3 and $5.4	1,034.1	929.1
Inventories	4,104.1	4,040.1
Other current assets	101.5	86.6
Total current assets	5,283.2	5,095.2
Property and equipment, net	2,276.1	2,250.0
Operating lease right-of-use assets	2,416.4	—
Goodwill	1,760.7	1,752.0
Other indefinite-lived intangible assets	487.2	486.2
Equity method investments	1,332.4	1,305.2
Other long-term assets	18.9	15.9
Total assets	$13,574.9	$10,904.5
LIABILITIES AND EQUITY
Floor plan notes payable	$2,419.2	$2,362.2
Floor plan notes payable — non-trade	1,488.7	1,428.6
Accounts payable	668.5	598.2
Accrued expenses and other current liabilities	704.7	566.6
Current portion of long-term debt	94.5	92.0
Liabilities held for sale	0.5	0.7
Total current liabilities	5,376.1	5,048.3
Long-term debt	2,118.3	2,124.7
Long-term operating lease liabilities	2,378.2	—
Deferred tax liabilities	591.4	577.8
Other long-term liabilities	450.0	519.0
Total liabilities	10,914.0	8,269.8
Commitments and contingent liabilities (Note 10)
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 83,651,509 shares issued and outstanding at March 31, 2019; 84,546,970 shares issued and outstanding at December 31, 2018	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	428.1	477.8
Retained earnings	2,438.8	2,365.8
Accumulated other comprehensive income (loss)	(225.7)	(234.5)
Total Penske Automotive Group stockholders’ equity	2,641.2	2,609.1
Non-controlling interest	19.7	25.6
Total equity	2,660.9	2,634.7
Total liabilities and equity	$13,574.9	$10,904.5

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2019	2018
	(Unaudited)
	(In millions, except per share amounts)
Revenue:
Retail automotive dealership	$5,091.2	$5,296.0
Retail commercial truck dealership	332.3	292.4
Commercial vehicle distribution and other	140.9	158.5
Total revenues	5,564.4	5,746.9
Cost of sales:
Retail automotive dealership	4,329.7	4,517.7
Retail commercial truck dealership	277.9	245.8
Commercial vehicle distribution and other	105.3	119.0
Total cost of sales	4,712.9	4,882.5
Gross profit	851.5	864.4
Selling, general and administrative expenses	666.4	663.1
Depreciation	26.4	25.6
Operating income	158.7	175.7
Floor plan interest expense	(21.8)	(18.9)
Other interest expense	(29.9)	(29.8)
Equity in earnings of affiliates	26.8	17.3
Income from continuing operations before income taxes	133.8	144.3
Income taxes	(34.7)	(36.6)
Income from continuing operations	99.1	107.7
Income from discontinued operations, net of tax	0.1	0.1
Net income	99.2	107.8
Less: Loss attributable to non-controlling interests	(1.0)	(0.3)
Net income attributable to Penske Automotive Group common stockholders	$100.2	$108.1
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$1.19	$1.26
Discontinued operations	0.00	0.00
Net income attributable to Penske Automotive Group common stockholders	$1.19	$1.26
Shares used in determining basic earnings per share	84.4	86.0
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$1.19	$1.26
Discontinued operations	0.00	0.00
Net income attributable to Penske Automotive Group common stockholders	$1.19	$1.26
Shares used in determining diluted earnings per share	84.4	86.0
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$99.1	$107.7
Less: Loss attributable to non-controlling interests	(1.0)	(0.3)
Income from continuing operations, net of tax	100.1	108.0
Income from discontinued operations, net of tax	0.1	0.1
Net income attributable to Penske Automotive Group common stockholders	$100.2	$108.1
Cash dividends per share	$0.38	$0.34

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2019	2018
	(Unaudited)
	(In millions)
Net income	$99.2	$107.8
Other comprehensive income:
Foreign currency translation adjustment	6.7	30.7
Other adjustments to comprehensive income, net	1.8	1.1
Other comprehensive income, net of tax	8.5	31.8
Comprehensive income	107.7	139.6
Less: Comprehensive income attributable to non-controlling interests	(1.3)	(0.3)
Comprehensive income attributable to Penske Automotive Group common stockholders	$109.0	$139.9

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2019	2018
	(Unaudited)
	(In millions)
Operating Activities:
Net income	$99.2	$107.8
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	26.4	25.6
Earnings of equity method investments	(26.8)	(17.3)
Income from discontinued operations, net of tax	(0.1)	(0.1)
Deferred income taxes	11.8	23.7
Changes in operating assets and liabilities:
Accounts receivable	(104.9)	(76.7)
Inventories	(90.5)	9.2
Floor plan notes payable	83.9	20.9
Accounts payable and accrued expenses	134.5	108.8
Other	(42.1)	(27.1)
Net cash provided by continuing operating activities	91.4	174.8
Investing Activities:
Purchase of equipment and improvements	(63.1)	(64.7)
Proceeds from sale of dealerships	7.2	58.4
Proceeds from sale-leaseback transactions	7.3	—
Acquisitions net, including repayment of sellers’ floor plan notes payable of $0 and $25.8, respectively	(1.1)	(156.5)
Other	(0.2)	(6.3)
Net cash used in continuing investing activities	(49.9)	(169.1)
Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	406.0	396.0
Repayments under U.S. credit agreement revolving credit line	(381.0)	(440.0)
Net (repayments) borrowings of other long-term debt	(35.6)	128.6
Net borrowings (repayments) of floor plan notes payable — non-trade	60.1	(4.8)
Repurchases of common stock	(54.3)	(50.0)
Dividends	(32.2)	(29.2)
Other	(0.1)	—
Net cash (used in) provided by continuing financing activities	(37.1)	0.6
Discontinued operations:
Net cash (used in) provided by discontinued operating activities	(0.1)	0.1
Net cash provided by discontinued investing activities	—	—
Net cash used in discontinued financing activities	—	—
Net cash (used in) provided by discontinued operations	(0.1)	0.1
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.7
Net change in cash and cash equivalents	4.1	7.1
Cash and cash equivalents, beginning of period	39.4	45.7
Cash and cash equivalents, end of period	$43.5	$52.8
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$35.8	$32.4
Income taxes	8.8	6.4
Non cash activities:
Deferred consideration	$—	$12.0

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	Three Months Ended March 31, 2019

					Accumulated	Total
	Common Stock		Additional		Other	Penske
	Issued		Paid-in	Retained	Comprehensive	Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity
	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2018	84,546,970	$—	$477.8	$2,365.8	$(234.5)	$2,609.1	$25.6	$2,634.7
Adoption of ASC 842 (Note 1)	—	—	—	5.0	—	5.0	—	5.0
Equity compensation	362,887	—	4.6	—	—	4.6	—	4.6
Repurchases of common stock	(1,258,348)	—	(54.3)	—	—	(54.3)	—	(54.3)
Dividends	—	—	—	(32.2)	—	(32.2)	—	(32.2)
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	—	—	(4.8)	(4.8)
Distributions to non-controlling interest	—	—	—	—	—	—	(0.1)	(0.1)
Foreign currency translation	—	—	—	—	7.0	7.0	(0.3)	6.7
Other	—	—	—	—	1.8	1.8	0.3	2.1
Net income	—	—	—	100.2	—	100.2	(1.0)	99.2
Balance, March 31, 2019	83,651,509	$—	$428.1	$2,438.8	$(225.7)	$2,641.2	$19.7	$2,660.9

	Three Months Ended March 31, 2018

					Accumulated	Total
	Common Stock		Additional		Other	Penske
	Issued		Paid-in	Retained	Comprehensive	Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity
	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2017	85,787,507	$—	$532.3	$2,009.4	$(146.5)	$2,395.2	$32.8	$2,428.0
Adoption of ASC 606	—	—	—	6.6	—	6.6	—	6.6
Equity compensation	320,919	—	4.5	—	—	4.5	—	4.5
Repurchases of common stock	(1,133,016)	—	(50.0)	—	—	(50.0)	—	(50.0)
Dividends	—	—	—	(29.2)	—	(29.2)	—	(29.2)
Purchase of subsidiary shares from non-controlling interest	—	—	(1.4)	—	—	(1.4)	(3.1)	(4.5)
Distributions to non-controlling interest	—	—	—	—	—	—	(0.1)	(0.1)
Foreign currency translation	—	—	—	—	30.7	30.7	—	30.7
Other	—	—	(0.2)	—	1.1	0.9	(0.3)	0.6
Net income	—	—	—	108.1	—	108.1	(0.3)	107.8
Balance, March 31, 2018	84,975,410	$—	$485.2	$2,094.9	$(114.7)	$2,465.4	$29.0	$2,494.4

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

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $20.8 billion in total retail automotive dealership revenue we generated in 2018. As of March 31, 2019, we operated 339 retail automotive franchises, of which 149 franchises are located in the U.S. and 190 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the three months ended March 31, 2019, we retailed and wholesaled more than 157,000 vehicles. We are diversified geographically, with 53% of our total retail automotive dealership revenues in the three months ended March 31, 2019 generated in the U.S. and Puerto Rico and 47% generated outside the U.S. We offer over 40 vehicle brands, with 70% of our retail automotive dealership revenue in the three months ended March 31, 2019 generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz and Porsche. Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products. We operate our franchised dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry.

We also operate fourteen used vehicle supercenters in the U.S. and the U.K. which retail and wholesale previously owned vehicles under a one price, “no-haggle” methodology. We acquired CarSense in the U.S. and CarShop in the U.K. in the first quarter of 2017 and acquired The Car People in the U.K. in the first quarter of 2018. Our CarSense operations in the U.S. consist of five locations operating in the Philadelphia and Pittsburgh, Pennsylvania market areas, including Southern New Jersey. Our CarShop operations in the U.K. consist of five retail locations and a vehicle preparation center operating principally throughout Southern England. The Car People operations in the U.K. consist of four retail locations operating across Northern England, which complement CarShop’s Southern England locations. CarShop and The Car People currently operate as one reportable segment and we anticipate that both will begin to operate under the CarShop name in 2019.

During the three months ended March 31, 2019, we acquired one dealership related to our Commercial Vehicle Distribution business in New Zealand, disposed of seven retail automotive franchises, and were awarded one retail automotive franchise. Of the franchises disposed of, six represented franchises in the U.S., and one represented a franchise in Germany. We also acquired an additional 8.4% interest in the Jacobs Group, one of our German automotive dealership joint ventures, and now own an 87.8% interest in the Jacobs Group.

Retail Commercial Truck Dealership. We operate a heavy and medium-duty truck dealership group known as Premier Truck Group (“PTG”) with locations in Texas, Oklahoma, Tennessee, Georgia, and Canada. As of March 31, 2019, PTG operated nineteen locations, offering primarily Freightliner and Western Star branded trucks. PTG also offers a full range of used trucks available for sale as well as service and parts departments, providing a full range of maintenance and repair services.

Commercial Vehicle Distribution. We are the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand and portions of the Pacific. This business, known as Penske Commercial Vehicles Australia (“PCV Australia”), distributes commercial vehicles and parts to a network of more than 70 dealership locations, including ten company-owned retail commercial vehicle dealerships. One of these company-owned dealerships was acquired in February 2019 in New Zealand.

We are also a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Allison Transmission, MTU Onsite Energy, and Rolls Royce Power Systems. This business, known as Penske Power Systems (“PPS”), offers products across the on- and off-highway markets, including in the construction, mining, marine, and defense sectors, in Australia, New Zealand and portions of the Pacific and supports full parts and aftersales service through a network of branches, field locations and dealers across the region. The on-highway portion of this business complements our PCV Australia distribution business, including integrated operations at retail locations selling PCV brands.

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

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of March 31, 2019 and December 31, 2018 and for the three month periods ended March 31, 2019 and 2018 is unaudited, but includes all adjustments which our management believes to be necessary for the fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2018, which are included as part of our Annual Report on Form 10-K.

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

Our fixed rate debt consists of amounts outstanding under our senior subordinated notes and mortgage facilities. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 2), and we estimate the fair value of our mortgage facilities using a present value technique based on current market interest rates for similar types of financial instruments (Level 2). A summary of the carrying values and fair values of our senior subordinated notes and our fixed rate mortgage facilities are as follows:

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% senior subordinated notes due 2020	$298.2	$299.6	$297.9	$291.9
5.75% senior subordinated notes due 2022	547.0	559.5	546.8	537.6
5.375% senior subordinated notes due 2024	297.7	297.8	297.6	278.7
5.50% senior subordinated notes due 2026	495.2	489.0	495.1	465.2
Mortgage facilities	287.3	286.7	289.6	290.2

Assets Held for Sale and Discontinued Operations

We had no entities newly classified as held for sale during the three months ended March 31, 2019 or 2018 that met the criteria to be classified as discontinued operations. The financial information for entities that were classified as discontinued operations prior to adoption of Accounting Standards Update No. 2014-08 are included in “Income from discontinued operations” in the accompanying consolidated condensed statements of income and “Liabilities held for sale” in the accompanying consolidated condensed balance sheets for all periods presented.

 Disposals

During the three months ended March 31, 2019, we disposed of seven retail automotive franchises and one retail commercial truck location. The results of operations for these businesses are included within continuing operations for the three months ended March 31, 2019 and 2018, as these franchises did not meet the criteria to be classified as held for sale and treated as discontinued operations.

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

Recent Accounting Pronouncements

Accounting for Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under this new guidance, a company will now recognize most leases on its balance sheet as lease liabilities with corresponding right-of-use assets. For public companies, this ASU is effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The FASB has since issued further ASUs related to the standard providing additional practical expedients and an optional transition method allowing entities to not recast comparative periods. We adopted this ASU, including several practical expedients, on January 1, 2019 using the optional transition method. The package of practical expedients elected allows us to not reassess (1) whether any expired or existing contracts are or contain leases (2) the lease classification for any expired or existing leases, and (3) initial direct costs for any expired or existing leases. We also elected the practical expedient to not separate lease and non-lease components for all leases and have accounted for the combined lease and non-lease components as a single lease component. Under the optional transition method, we applied ASC 840 in the comparative periods presented and provide the disclosures required by ASC 840 for all periods that continue to be presented in accordance with ASC 840, in addition to the disclosures required per ASC 842. The expense recognition for operating leases under ASC 842 is substantially consistent with ASC 840 and the adoption did not have an impact on our consolidated statements of income, comprehensive income, or cash flows.

As part of the adoption of ASC 842, we performed an assessment of the impact the new lease recognition standard will have on our consolidated financial statements. We lease a significant amount of our dealership and other properties, which are classified as operating leases. We also have various operating leases relating to office and computer equipment, shop equipment, service loaner and company owned vehicles, and other miscellaneous items. We do not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement under the new lease recognition standard. Upon adoption of ASC 842, we recognized our lease liabilities and right-of-use assets on our consolidated condensed balance sheet at the present value of these future payments. We also made an accounting policy to exclude leases with an initial term of 12 months or less from the balance sheet as permitted under ASC 842.

We also evaluated, documented, and implemented required changes in internal controls as part of our adoption of the new lease recognition standard. These changes include implementing updated accounting policies affected by ASC 842 and implementing a new information technology application to calculate our right-of-use assets and lease liabilities and required disclosures.

See Note 3 “Leases” for additional disclosures in accordance with the new lease standard.

As a result of the adoption of ASC 842 on January 1, 2019, we recorded lease liabilities and right-of-use assets on our consolidated condensed balance sheet. The adoption also resulted in a net, after-tax cumulative effect adjustment to retained earnings of approximately $5.0 million. The details of this adjustment are summarized below.

	Balance at	Adjustments Due	Balance at
	December 31, 2018	to ASC 842	January 1, 2019
Assets
Operating lease right-of-use assets	$—	$2,425.6	$2,425.6

Liabilities and Equity
Accrued expenses and other current liabilities	$566.6	$70.2	$636.8
Long-term operating lease liabilities	—	2,387.5	2,387.5
Deferred tax liabilities	577.8	0.9	578.7
Other long-term liabilities	519.0	(38.0)	481.0
Retained earnings	2,365.8	5.0	2,370.8

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220) — Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the enactment of the U.S. Tax Cuts and Jobs Act (“the Act”). The update also requires entities to disclose whether or not they elected to reclassify the tax effects related to the Act as well as their accounting policy for releasing income tax effects from accumulated other comprehensive income. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods, with early adoption permitted. We did not adopt the optional guidance of this accounting standard update, as the potential impact on our consolidated financial statements is not material.

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

Dealership Finance and Insurance Sales. Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non‑recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection and extended service contracts. These commissions are recorded as revenue at a point in time when the customer enters into the contract. Payment is typically due and collected within 30 days subsequent to the execution of the contract with the customer. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $26.2 million and $26.0 million as of March 31, 2019 and December 31, 2018, respectively.

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

Other. Other revenue primarily consists of our non-automotive motorcycle dealership operations. Revenue recognition practices for these operations do not differ materially from those described under “Retail Automotive and Retail Commercial Truck Dealership Revenue Recognition” above. We disposed of our non-automotive motorcycle dealership operations during the third quarter of 2018.

Retail Automotive Dealership

The following tables disaggregate our retail automotive reportable segment revenue by product type and geographic location for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
Retail Automotive Dealership Revenue	2019	2018
New vehicle	$2,231.2	$2,446.8
Used vehicle	1,852.0	1,866.8
Finance and insurance, net	160.0	160.8
Service and parts	559.8	543.5
Fleet and wholesale	288.2	278.1
Total retail automotive dealership revenue	$5,091.2	$5,296.0

	Three Months Ended March 31,
Retail Automotive Dealership Revenue	2019	2018
U.S.	$2,722.8	$2,750.9
U.K.	2,039.9	2,192.8
Germany and Italy	328.5	352.3
Total retail automotive dealership revenue	$5,091.2	$5,296.0

Retail Commercial Truck Dealership

The following table disaggregates our retail commercial truck reportable segment revenue by product type for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
Retail Commercial Truck Dealership Revenue	2019	2018
New truck	$207.4	$170.4
Used truck	24.1	26.5
Finance and insurance, net	3.0	3.2
Service and parts	91.5	90.4
Other	6.3	1.9
Total retail commercial truck dealership revenue	$332.3	$292.4

Commercial Vehicle Distribution and Other

The following table disaggregates our other reportable segment revenue by business for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
Commercial Vehicle Distribution and Other	2019	2018
Commercial Vehicles Australia	$140.9	$157.7
Other	—	0.8
Total commercial vehicle distribution and other revenue	$140.9	$158.5

Contract Balances

The following table summarizes our accounts receivable and unearned revenues as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Accounts receivable
Contracts in transit	$348.4	$314.2
Vehicle receivables	289.2	266.9
Manufacturer receivables	225.7	211.3
Trade receivables	156.8	129.1

Accrued expenses
Unearned revenues	$275.6	$269.8

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

Unearned revenues primarily relate to payments received from customers prior to satisfaction of our performance obligations, such as customer deposits and deferred revenues from operating leases. These amounts are presented within “Accrued expenses” on our consolidated balance sheets. Of the amounts recorded as unearned revenues as of December 31, 2018,  $103.0 million was recognized as revenue during the three months ended March 31, 2019.

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

3. Leases

We have historically structured our operations so as to minimize ownership of real property. As a result, we lease land and facilities, including certain dealerships and office space. Our property leases are generally for an initial period between 5 and 20 years, and are typically structured to include renewal options at our election. We include renewal options that we are reasonably certain to exercise in the measurement our lease liabilities.  We also have equipment leases that primarily relate to office and computer equipment, service and shop equipment, company owned vehicles, and other miscellaneous items. These leases are generally for a period of less than 5 years. We do not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement.

We estimate the total undiscounted rent obligations under these leases, including any extension periods that we are reasonably certain to exercise, to be $5.7 billion. Some of our lease arrangements include rental payments that are adjusted based on an index or rate, such as the Consumer Price Index (CPI). As the rate implicit in the lease is generally not readily determinable for our operating leases, the discount rates used to determine the present value of our lease liability are based on our incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. Our incremental borrowing rate for a lease is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.  Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

In connection with the sale, relocation and closure of certain of our franchises, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties for the three months ended March 31, 2019 totaled $5.4 million. We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period.

Proceeds from sale-leaseback transactions were $7.3 million during the three months ended March 31, 2019. We do not have any material leases that have not yet commenced as of March 31, 2019.

The following table summarizes our net operating lease cost during the three months ended March 31, 2019:

Three Months Ended
March 31, 2019
Lease Cost
Operating lease cost (1)	$63.5
Sublease income	(5.4)
Total lease cost	$58.1

(1)	Includes short-term leases and variable lease costs, which are immaterial.

The following table summarizes supplemental cash flow information related to our operating leases and the weighted average remaining lease term and discount rate of our leases:

Three Months Ended
March 31, 2019
Other Information
Gains on sale and leaseback transactions, net	$(0.2)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	59.7
Right-of-use assets obtained in exchange for operating lease liabilities	—

Lease Term and Discount Rate
Weighted-average remaining lease term - operating leases	27 years
Weighted-average discount rate - operating leases	6.6%

The following table summarizes the maturity of our lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on our consolidated condensed balance sheet as of March 31, 2019:

Maturity of Lease Liabilities
2019 (1)	$242.2
2020	239.5
2021	233.1
2022	229.6
2023	223.3
2024	217.8
2025 and thereafter	4,269.5
Total future minimum lease payments	$5,655.0
Less: Imputed interest	(3,187.9)
Present value of future minimum lease payments	$2,467.1

Current operating lease liabilities (2)	$88.9
Long-term operating lease liabilities	2,378.2
Total operating lease liabilities	$2,467.1

(1)	Excludes the three months ended March 31, 2019.
(2)	Included within “Accrued expenses and other current liabilities” on Consolidated Condensed Balance Sheet as of March 31, 2019.

Minimum future rental payments required under operating leases in effect as of December 31, 2018 are as follows:

2019	$222.5
2020	220.5
2021	217.4
2022	216.0
2023	212.0
2024 and thereafter	4,344.4
$5,432.8

4. Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2019	2018
Retail automotive dealership new vehicles	$2,400.9	$2,397.0
Retail automotive dealership used vehicles	1,102.8	1,060.8
Retail automotive parts, accessories and other	130.3	140.8
Retail commercial truck dealership vehicles and parts	234.6	207.9
Commercial vehicle distribution vehicles, parts and engines	235.5	233.6
Total inventories	$4,104.1	$4,040.1

We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $12.1 million and $12.0 million during the three months ended March 31, 2019 and 2018, respectively.

5. Business Combinations

During the three months ended March 31, 2019, we acquired one dealership related to our Commercial Vehicle Distribution business in New Zealand. During the three months ended March 31, 2018, we acquired The Car People, a stand-alone specialty retailer of used vehicles in the U.K. representing four locations, and four retail automotive franchises. Our financial statements include the results of operations of the acquired entities from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements, and may be subject to adjustment pending completion of final valuation.

A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the three months ended March 31, 2019 and 2018 follows:

	March 31,
	2019	2018
Accounts receivable	$—	$3.6
Inventories	0.5	56.6
Other current assets	—	—
Property and equipment	0.2	52.6
Indefinite-lived intangibles	0.4	69.5
Other noncurrent assets	0.1	0.1
Current liabilities	(0.1)	(13.2)
Noncurrent liabilities	—	(0.7)
Total consideration	1.1	168.5
Deferred consideration	—	(12.0)
Consideration transferred through common stock issuance	—	—
Contingent consideration	—	—
Seller financed/assumed debt	—	—
Total cash used in acquisitions	$1.1	$156.5

The following unaudited consolidated pro forma results of operations of PAG for the three months ended March 31, 2019 and 2018 give effect to acquisitions consummated during 2019 and 2018 as if they had occurred effective at the beginning of the periods:

	Three Months Ended March 31,
	2019	2018
Revenues	$5,565.1	$5,830.3
Income from continuing operations	99.0	108.1
Net income	100.1	108.5
Income from continuing operations per diluted common share	$1.19	$1.26
Net income per diluted common share	$1.19	$1.26

6. Intangible Assets

Following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the three months ended March 31, 2019:

		Other Indefinite-
		Lived Intangible
	Goodwill	Assets
Balance, January 1, 2019	$1,752.0	$486.2
Additions	0.4	—
Disposals	(0.7)	—
Foreign currency translation	9.0	1.0
Balance, March 31, 2019	$1,760.7	$487.2

The additions and disposals during the three months ended March 31, 2019 were within our Retail Automotive reportable segment and our Other segment. During the quarter, we sold six retail automotive franchises, terminated one retail automotive franchise, and acquired one dealership related to our Commercial Vehicle Distribution business. As of March 31, 2019, the goodwill balance within our Retail Automotive, Retail Commercial Truck, and Other reportable segments was $1,519.8 million, $162.9 million and $78.0 million, respectively. There is no goodwill recorded in our Non-Automotive Investments reportable segment.

7. Vehicle Financing

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

The weighted average interest rate on floor plan borrowings was 2.3% for the three months ended March 31, 2019 and 2.0% for the three months ended March 31, 2018. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as “Floor plan notes payable — non-trade” on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.

8. Earnings Per Share

Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested equity awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for any dilutive effects. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018 follows:

	Three Months Ended
	March 31,
	2019	2018
Weighted average number of common shares outstanding	84,378,960	85,952,347
Effect of non-participatory equity compensation	40,000	40,000
Weighted average number of common shares outstanding, including effect of dilutive securities	84,418,960	85,992,347

9. Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2019	2018
U.S. credit agreement — revolving credit line	$55.0	$30.0
U.K. credit agreement — revolving credit line	135.6	163.3
U.K. credit agreement — overdraft line of credit	—	1.8
3.75% senior subordinated notes due 2020	298.2	297.9
5.75% senior subordinated notes due 2022	547.0	546.8
5.375% senior subordinated notes due 2024	297.7	297.6
5.50% senior subordinated notes due 2026	495.2	495.1
Australia capital loan agreement	33.4	33.6
Australia working capital loan agreement	11.7	6.1
Mortgage facilities	287.3	289.6
Other	51.7	54.9
Total long-term debt	2,212.8	2,216.7
Less: current portion	(94.5)	(92.0)
Net long-term debt	$2,118.3	$2,124.7

U.S. Credit Agreement

Our U.S. credit agreement (the “U.S. credit agreement”) with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation provides for up to $700.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, which includes $250.0 million in revolving loans solely for future U.S. acquisitions. The U.S. credit agreement provides for a maximum of $150.0 million of future borrowings for foreign acquisitions and expires on September 30, 2022. In April 2019, we and the lenders extended the term of this facility one year to September 30, 2022, pursuant to its “evergreen” extension provisions. The revolving loans bear interest at LIBOR plus 2.00%, subject to an incremental 1.50% for uncollateralized borrowings in excess of a defined borrowing base.

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

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of March 31, 2019, we had $55.0 million of revolver borrowings outstanding under the U.S. credit agreement.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £150.0 million revolving credit agreement with the National Westminster Bank plc and BMW Financial Services (GB) Limited, and an additional demand overdraft line of credit (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes. The loans mature on the termination date of the facility, which is December

12, 2023. The revolving loans bear interest between defined LIBOR plus 1.10% and defined LIBOR plus 2.10%. The U.K. credit agreement also includes a £100.0 million “accordion” feature which allows the U.K. subsidiaries to request up to an additional £100.0 million of facility capacity. The lenders may agree to provide the additional capacity, and, if not, the U.K. subsidiaries may add an additional lender, if available, to the facility to provide such additional capacity. As of March 31, 2019, outstanding loans under the U.K. credit agreement amounted to £104.0 million ($135.6 million).

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

Australia Loan Agreements

Penske Commercial Vehicles Australia and Penske Power Systems are party to two facilities with Volkswagen Financial Services Australia Pty Limited representing a five-year AU $50.0 million capital loan and a one-year AU

$50.0 million working capital loan. Both facilities are subject to annual extensions. These agreements each provide the lender with a secured interest in all assets of these businesses. The loans bear interest at the Australian BBSW 30-day Bill Rate plus 3.0%. Irrespective of the term of the agreements, both agreements provide the lender with the ability to call the loans on 90 days’ notice. These facilities are also guaranteed by our U.S. parent company up to AU $50.0 million. As of March 31, 2019, we had AU $47.1 million ($33.4 million) outstanding under the capital loan agreement and AU $16.5 million and ($11.7 million) outstanding under the working capital loan agreement.

Mortgage Facilities

We are party to several mortgages that bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of March 31, 2019, we owed $287.3 million of principal under our mortgage facilities.

10. Commitments and Contingent Liabilities

We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of March 31, 2019, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

We lease substantially all of our facilities. Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of the other lease covenants gives rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. Refer to the disclosures provided in Note 3 for further description of our leases.

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

We have $37.8 million of letters of credit outstanding as of March 31, 2019, and have posted $29.4 million of surety bonds in the ordinary course of business.

11. Equity

During the three months ended March 31, 2019, we repurchased  1,258,348 shares of our outstanding common stock for $54.3 million, or an average of $43.19 per share, under our securities repurchase program approved by our Board of Directors. In February 2019, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities to $200.0 million. Prior to the increase, we had $136.5 million in remaining authorization. As of March 31, 2019, our remaining authorization under the program was $145.7 million.

12. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and the reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2019 and 2018, respectively, attributable to Penske Automotive Group common stockholders follows:

Three Months Ended March 31, 2019

	Foreign
	Currency
	Translation	Other	Total
Balance at December 31, 2018	$(208.3)	$(26.2)	$(234.5)
Other comprehensive income before reclassifications	7.0	1.8	8.8
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—
Net current period other comprehensive income	7.0	1.8	8.8
Balance at March 31, 2019	$(201.3)	$(24.4)	$(225.7)

Three Months Ended March 31, 2018

	Foreign
	Currency
	Translation	Other	Total
Balance at December 31, 2017	$(134.0)	$(12.5)	$(146.5)
Other comprehensive income before reclassifications	30.7	1.1	31.8
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—
Net current period other comprehensive income	30.7	1.1	31.8
Balance at March 31, 2018	$(103.3)	$(11.4)	$(114.7)

13. Segment Information

Our operations are organized by management into operating segments by line of business and geography. We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations and other non-automotive consolidated operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations. The Retail Automotive reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and our retail automotive joint ventures. The individual dealership operations included in the Retail Automotive reportable segment represent six operating segments: Eastern, Central, and Western United States, Stand-Alone Used United States, International, and Stand-Alone Used International. These operating segments have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and/or used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). Revenue and segment income for the three months ended March 31, 2019 and 2018 follows:

Three Months Ended March 31

	Retail	Retail Commercial		Non-Automotive	Intersegment
	Automotive	Truck	Other	Investments	Elimination	Total
Revenues
2019	$5,091.2	$332.3	$140.9	$—	$—	$5,564.4
2018	5,296.0	292.4	158.5	—	—	5,746.9
Segment income
2019	$84.9	$15.9	$7.2	$25.8	$—	$133.8
2018	106.6	12.1	9.6	16.0	—	144.3

14. Condensed Consolidating Financial Information

The following tables include condensed consolidating financial information as of March 31, 2019 and December 31, 2018 and for the three month periods ended March 31, 2019 and 2018 for Penske Automotive Group, Inc. (as the issuer of the 5.75%, the 5.375%, the 5.50%, and the 3.75% Notes), guarantor subsidiaries, and non-guarantor subsidiaries (primarily representing non-U.S. entities). Guarantor subsidiaries are directly or indirectly 100% owned by PAG, and the guarantees are full and unconditional, and joint and several. The guarantees may be released under certain circumstances upon resale, or transfer by us of the stock of the related guarantor or all or substantially all of the assets of the guarantor to a non-affiliate.

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2019

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Cash and cash equivalents	$43.5	$—	$—	$—	$43.5
Accounts receivable, net	1,034.1	(481.1)	481.1	473.5	560.6
Inventories	4,104.1	—	—	1,945.8	2,158.3
Other current assets	101.5	—	8.6	17.8	75.1
Total current assets	5,283.2	(481.1)	489.7	2,437.1	2,837.5
Property and equipment, net	2,276.1	—	3.9	1,086.8	1,185.4
Operating lease right-of-use assets	2,416.4	—	9.5	1,627.9	779.0
Intangible assets	2,247.9	—	—	1,422.2	825.7
Equity method investments	1,332.4	—	1,267.3	—	65.1
Other long-term assets	18.9	(2,826.7)	2,834.0	2.9	8.7
Total assets	$13,574.9	$(3,307.8)	$4,604.4	$6,576.9	$5,701.4
Floor plan notes payable	$2,419.2	$—	$—	$1,306.4	$1,112.8
Floor plan notes payable — non-trade	1,488.7	—	219.9	503.1	765.7
Accounts payable	668.5	—	3.4	187.4	477.7
Accrued expenses and other current liabilities	704.7	(481.1)	1.5	228.8	955.5
Current portion of long-term debt	94.5	—	—	9.6	84.9
Liabilities held for sale	0.5	—	—	0.5	—
Total current liabilities	5,376.1	(481.1)	224.8	2,235.8	3,396.6
Long-term debt	2,118.3	(84.0)	1,709.6	219.9	272.8
Long-term operating lease liabilities	2,378.2	—	9.2	1,613.3	755.7
Deferred tax liabilities	591.4	—	—	583.5	7.9
Other long-term liabilities	450.0	—	—	33.8	416.2
Total liabilities	10,914.0	(565.1)	1,943.6	4,686.3	4,849.2
Total equity	2,660.9	(2,742.7)	2,660.8	1,890.6	852.2
Total liabilities and equity	$13,574.9	$(3,307.8)	$4,604.4	$6,576.9	$5,701.4

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2018

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Cash and cash equivalents	$39.4	$—	$—	$12.9	$26.5
Accounts receivable, net	929.1	(481.7)	481.7	507.1	422.0
Inventories	4,040.1	—	—	1,961.6	2,078.5
Other current assets	86.6	—	10.6	17.8	58.2
Total current assets	5,095.2	(481.7)	492.3	2,499.4	2,585.2
Property and equipment, net	2,250.0	—	3.9	1,077.7	1,168.4
Intangible assets	2,238.2	—	—	1,422.6	815.6
Equity method investments	1,305.2	—	1,239.9	—	65.3
Other long-term assets	15.9	(2,814.3)	2,821.0	2.9	6.3
Total assets	$10,904.5	$(3,296.0)	$4,557.1	$5,002.6	$4,640.8
Floor plan notes payable	$2,362.2	$—	$—	$1,348.3	$1,013.9
Floor plan notes payable — non-trade	1,428.6	—	232.3	505.9	690.4
Accounts payable	598.2	—	4.9	196.6	396.7
Accrued expenses	566.6	(481.7)	1.4	160.2	886.7
Current portion of long-term debt	92.0	—	—	6.3	85.7
Liabilities held for sale	0.7	—	—	0.7	—
Total current liabilities	5,048.3	(481.7)	238.6	2,218.0	3,073.4
Long-term debt	2,124.7	(88.6)	1,683.8	225.7	303.8
Deferred tax liabilities	577.8	—	—	570.5	7.3
Other long-term liabilities	519.0	—	—	57.6	461.4
Total liabilities	8,269.8	(570.3)	1,922.4	3,071.8	3,845.9
Total equity	2,634.7	(2,725.7)	2,634.7	1,930.8	794.9
Total liabilities and equity	$10,904.5	$(3,296.0)	$4,557.1	$5,002.6	$4,640.8

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2019

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Revenues	$5,564.4	$—	$—	$2,851.4	$2,713.0
Cost of sales	4,712.9	—	—	2,382.9	2,330.0
Gross profit	851.5	—	—	468.5	383.0
Selling, general and administrative expenses	666.4	—	6.6	358.4	301.4
Depreciation	26.4	—	0.3	14.5	11.6
Operating income	158.7	—	(6.9)	95.6	70.0
Floor plan interest expense	(21.8)	—	(1.8)	(15.0)	(5.0)
Other interest expense	(29.9)	—	(19.2)	(3.0)	(7.7)
Equity in earnings of affiliates	26.8	—	25.8	—	1.0
Equity in earnings of subsidiaries	—	(137.1)	137.1	—	—
Income from continuing operations before income taxes	133.8	(137.1)	135.0	77.6	58.3
Income taxes	(34.7)	35.3	(34.8)	(23.0)	(12.2)
Income from continuing operations	99.1	(101.8)	100.2	54.6	46.1
Income from discontinued operations, net of tax	0.1	(0.1)	0.1	0.1	—
Net income	99.2	(101.9)	100.3	54.7	46.1
Other comprehensive (loss) income, net of tax	8.5	(6.9)	8.5	—	6.9
Comprehensive income	107.7	(108.8)	108.8	54.7	53.0
Less: Comprehensive (loss) income attributable to non-controlling interests	(1.3)	0.3	(0.3)	—	(1.3)
Comprehensive income attributable to Penske Automotive Group common stockholders	$109.0	$(109.1)	$109.1	$54.7	$54.3

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2018

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Revenues	$5,746.9	$—	$—	$2,856.5	$2,890.4
Cost of sales	4,882.5	—	—	2,395.2	2,487.3
Gross profit	864.4	—	—	461.3	403.1
Selling, general and administrative expenses	663.1	—	6.5	343.0	313.6
Depreciation	25.6	—	0.4	13.6	11.6
Operating income	175.7	—	(6.9)	104.7	77.9
Floor plan interest expense	(18.9)	—	(1.6)	(11.3)	(6.0)
Other interest expense	(29.8)	—	(20.8)	(1.9)	(7.1)
Equity in earnings of affiliates	17.3	—	16.0	—	1.3
Equity in earnings of subsidiaries	—	(157.9)	157.9	—	—
Income from continuing operations before income taxes	144.3	(157.9)	144.6	91.5	66.1
Income taxes	(36.6)	40.0	(36.6)	(25.2)	(14.8)
Income from continuing operations	107.7	(117.9)	108.0	66.3	51.3
Income from discontinued operations, net of tax	0.1	(0.1)	0.1	0.1	—
Net income	107.8	(118.0)	108.1	66.4	51.3
Other comprehensive income, net of tax	31.8	(31.5)	31.8	—	31.5
Comprehensive income	139.6	(149.5)	139.9	66.4	82.8
Less: Comprehensive loss attributable to non-controlling interests	(0.3)	—	—	—	(0.3)
Comprehensive income attributable to Penske Automotive Group common stockholders	$139.9	$(149.5)	$139.9	$66.4	$83.1

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2019

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group	Subsidiaries	Subsidiaries
Net cash provided by (used in) continuing operating activities	$91.4	$(9.8)	$94.0	$7.2
Investing activities:
Purchase of equipment and improvements	(63.1)	(0.5)	(24.2)	(38.4)
Proceeds from sale of dealerships	7.2	—	7.2	—
Proceeds from sale-leaseback transactions	7.3	—	—	7.3
Acquisitions, net	(1.1)	—	—	(1.1)
Other	(0.2)	(0.6)	—	0.4
Net cash used in continuing investing activities	(49.9)	(1.1)	(17.0)	(31.8)
Financing activities:
Net (repayments) borrowings of long-term debt	(10.6)	25.0	(2.4)	(33.2)
Net borrowings (repayments) of floor plan notes payable — non-trade	60.1	(12.3)	(2.9)	75.3
Repurchases of common stock	(54.3)	(54.3)	—	—
Dividends	(32.2)	(32.2)	—	—
Other	(0.1)	(0.1)	—	—
Distributions from (to) parent	—	84.8	(84.5)	(0.3)
Net cash (used in) provided by continuing financing activities	(37.1)	10.9	(89.8)	41.8
Net cash (used in) provided by discontinued operations	(0.1)	—	(0.1)	—
Effect of exchange rate changes on cash and cash equivalents	(0.2)	—	—	(0.2)
Net change in cash and cash equivalents	4.1	—	(12.9)	17.0
Cash and cash equivalents, beginning of period	39.4	—	12.9	26.5
Cash and cash equivalents, end of period	$43.5	$—	$—	$43.5

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2018

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group	Subsidiaries	Subsidiaries
Net cash provided by (used in) continuing operating activities	$174.8	$(23.0)	$137.0	$60.8
Investing activities:
Purchase of equipment and improvements	(64.7)	(1.1)	(38.6)	(25.0)
Proceeds from sale of dealerships	58.4	—	55.9	2.5
Acquisitions, net	(156.5)	—	—	(156.5)
Other	(6.3)	(1.6)	—	(4.7)
Net cash (used in) provided by continuing investing activities	(169.1)	(2.7)	17.3	(183.7)
Financing activities:
Net borrowings (repayments) of long-term debt	84.6	(44.0)	9.3	119.3
Net (repayments) borrowings of floor plan notes payable — non-trade	(4.8)	1.0	(43.2)	37.4
Repurchases of common stock	(50.0)	(50.0)	—	—
Dividends	(29.2)	(29.2)	—	—
Distributions from (to) parent	—	147.9	(135.3)	(12.6)
Net cash provided by (used in) continuing financing activities	0.6	25.7	(169.2)	144.1
Net cash provided by discontinued operations	0.1	—	0.1	—
Effect of exchange rate changes on cash and cash equivalents	0.7	—	—	0.7
Net change in cash and cash equivalents	7.1	—	(14.8)	21.9
Cash and cash equivalents, beginning of period	45.7	—	14.8	30.9
Cash and cash equivalents, end of period	$52.8	$—	$—	$52.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in Part II, Item 1A “Risk Factors” “Forward-Looking Statements.” We have acquired and initiated a number of businesses during the periods presented and addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations.

Overview

We are a diversified international transportation services company that operates automotive and commercial truck dealerships principally in the United States, Canada and Western Europe, and distributes commercial vehicles, diesel engines, gas engines, power systems and related parts and services principally in Australia and New Zealand. We employ more than 27,000 people worldwide.

During the three months ended March 31, 2019, our business generated $5.6 billion in total revenue, which is comprised of $5.1 billion from retail automotive dealerships, $332.3 million from retail commercial truck dealerships and $140.9 million from commercial vehicle distribution and other operations.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $20.8 billion in total retail automotive dealership revenue we generated in 2018. As of March 31, 2019, we operated 339 retail automotive franchises, of which 149 franchises are located in the U.S. and 190 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the three months ended March 31, 2019, we retailed and wholesaled more than 157,000 vehicles. We are diversified geographically, with 53% of our total retail automotive dealership revenues in the three months ended March 31, 2019 generated in the U.S. and Puerto Rico and 47% generated outside the U.S. We offer over 40 vehicle brands, with 70% of our retail automotive dealership revenue in the three months ended March 31, 2019 generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz and Porsche. Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products. In March 2019, we acquired an additional 8.4% interest in the Jacobs Group, one of our German automotive dealership joint ventures, and now own an 87.8% interest in the Jacobs Group.

We also operate fourteen used vehicle supercenters in the U.S. and the U.K. which retail and wholesale previously owned vehicles under a one price, “no-haggle” methodology. We acquired CarSense in the U.S. and CarShop in the U.K. in the first quarter of 2017 and acquired The Car People in the U.K. in the first quarter of 2018. Our CarSense operations in the U.S. consist of five locations operating in the Philadelphia and Pittsburgh, Pennsylvania market areas, including Southern New Jersey. Our CarShop operations in the U.K. consist of five retail locations and a vehicle preparation center operating principally throughout Southern England. The Car People operations in the U.K. consist of four retail locations operating across Northern England, which complement CarShop’s Southern England locations. CarShop and The Car People currently operate as one reportable segment and we anticipate that both will begin to operate under the CarShop name in 2019. For the three months ended March 31, 2019, these used vehicle supercenters retailed 18,040 units and generated $314.4 million in revenue.

Retail automotive dealerships represented 91.5% of our total revenues and 89.4% of our total gross profit in the three months ended March 31, 2019.

Retail Commercial Truck Dealership. We operate a heavy and medium-duty truck dealership group known as Premier Truck Group (“PTG”) with locations in Texas, Oklahoma, Tennessee, Georgia, and Canada. As of March 31, 2019, PTG operated nineteen locations, offering primarily Freightliner and Western Star branded trucks. PTG also offers a full range of used trucks available for sale as well as service and parts departments, providing a full range of maintenance and repair services.

This business represented 6.0% of our total revenues and 6.4% of our total gross profit in the three months ended March 31, 2019.

Commercial Vehicle Distribution. We are the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand and portions of the Pacific. This business, known as Penske Commercial Vehicles Australia (“PCV Australia”), distributes commercial vehicles and parts to a network of more than 70 dealership locations, including ten company-owned retail commercial vehicle dealerships. One of these company-owned dealerships was acquired in February 2019 in New Zealand.

We are also a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Allison Transmission, MTU Onsite Energy, and Rolls Royce Power Systems. This business, known as Penske Power Systems (“PPS”), offers products across the on- and off-highway markets, including in the construction, mining, marine, and defense sectors, in Australia, New Zealand and portions of the Pacific and supports full parts and aftersales service through a network of branches, field locations and dealers across the region. The on-highway portion of this business complements our PCV Australia distribution business, including integrated operations at retail locations selling PCV brands.

These businesses represented 2.5% of our total revenues and 4.2% of our total gross profit in the three months ended March 31, 2019.

Penske Truck Leasing. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation and supply chain services. PTL is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental and contract maintenance, along with logistic services such as dedicated contract carriage, distribution center management, transportation management, lead logistics provider services and dry van truckload carrier services. PTL is currently owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. (“Mitsui”). We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments. We recorded $25.8 million and $16.0 million in equity earnings from this investment for the three months ended March 31, 2019 and 2018, respectively.

Outlook

Retail Automotive Dealership. For the three months ended March 31, 2019, the U.S. light vehicle retail market decreased 3.2%, as compared to the same period last year, to 4.0 million units, with an increase of 0.4% in sales of trucks, crossovers and sport utility vehicles and a decrease of 10.8% in sales of passenger cars. We believe the sales of trucks, crossovers and sport utility vehicles will continue to outperform passenger car sales, largely due to consumer preference and OEM product offerings. We believe the U.S. market for new light vehicle sales remains strong, but has plateaued and may be impacted in future periods by several different factors including vehicle affordability, consumer confidence, the level of unemployment, the level of OEM incentives, increasing lease returns, interest rates, strong credit availability, the age of vehicles on the road, vehicle innovation, tariffs, and tax reform, although actual sales may differ materially. We also expect to see strength across the used vehicle market as the number of lease returns is expected to remain strong, providing customers with an ample supply of affordable late model, low mileage vehicles.

During the three months ended March 31, 2019, U.K. new vehicle registrations decreased 2.4%, as compared to the same period last year, to 701,036 registrations. We believe the year over year decline is largely due to a temporary shortage of product availability from new fuel economy testing and emissions standards applicable to new vehicles sold in Europe beginning September 2018, coupled with changing consumer preferences from diesel-fueled vehicles. The new fuel economy testing and Co2 emissions legislation, known as “Worldwide Harmonised Light Vehicle Testing Procedure” (WLTP), requires more extensive vehicle testing and has impacted the availability of vehicles for sale for certain manufacturers. U.K. sales are also being negatively affected by the uncertainty of residual values and potentially higher taxes on diesel-powered vehicles, as the U.K. and Western European countries consider the ramifications of diesel engines on the environment while also providing government incentives on certain electric vehicles. Sales of diesel-powered vehicles experienced a 20.3% decline, while non-diesel vehicles experienced a 6.6% increase in sales during the three months ended March 31, 2019.  Premium/luxury unit sales, which account for approximately 83% of our U.K. new unit sales, continue to outperform the overall market, decreasing 1.0% in the first quarter, as compared to a 2.4% decline for the overall market.  The potential exit from the European Union (“Brexit”) is also causing and may continue to cause economic and political uncertainty, impacting the economic environment, which may lead to further declines in new vehicle registrations in future periods. Since no country has previously left the European Union, the outcome of any future negotiations between the U.K. and the European Union is uncertain and may affect the timing, terms of trade, and the level of new vehicle registrations in those markets. See Part II, Item 1A, “Risk Factors.”

Retail Commercial Truck Dealership. During the three months ended March 31, 2019, North American sales of Class 5-8 medium and heavy-duty trucks, the principal vehicles for our PTG business, increased 11.0% from the same period last year to 141,391 units. The Class 5-7 medium-duty truck market increased 4.3% to 64,469 units, and Class 8 heavy-duty trucks, the largest North American market, increased 17.4% to 76,922 units from the same period last year. Generally strong economic conditions, improved freight metrics, and increased utilization are expected to continue to positively impact the truck market in 2019, and we expect stronger Class 8 retail unit sales in North America throughout 2019. According to industry forecasts, Class 8 heavy-duty truck sales are expected to be approximately 325,000 units in 2019.

Commercial Vehicle Distribution. Our PCV Australia distribution business and the on-highway portion of our PPS business each operate principally in the Australian and New Zealand heavy and medium-duty truck markets. For the three months ended March 31, 2019, the Australian heavy-duty truck market reported sales of 2,917 units, representing an increase of 0.5% from the same period last year. For the three months ended March 31, 2019, the New Zealand market reported sales of 939 units, representing an increase of 14.1% from the same period last year. The brands we represent in Australia hold a 5.6% market share in the Australian heavy-duty truck market, and a 4.5% market share in New Zealand. The Australian heavy duty commercial vehicle market has recently been experiencing increased industry sales largely due to improvements in overall market conditions. We expect continued new order growth and engine repowers from the on- and off-highway engine distribution business.

Penske Truck Leasing. We expect PTL to benefit from continued strong demand for its full-service truck leasing, truck rental and contract maintenance, and logistics services resulting from continued positive economic conditions in the United States and customers’ desire to increase efficiency and lower costs by outsourcing non-core responsibilities such as fleet ownership. As a global logistics services provider, we also expect PTL to experience increased demand for its logistics supply chain solutions based primarily on optimizing the use of drivers, trucks, warehouses, and other services within the supply chain. We anticipate continued freight growth, but at slower rates, in 2019.

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

Aggregate revenue and gross profit decreased $182.5 million and $12.9 million, or 3.2% and 1.5%, respectively, during the three months ended March 31, 2019 compared to the same period in 2018. The decreases are largely attributable to same-store decreases in new and used vehicle and finance and insurance, partially offset by increases in service and parts revenue and gross profit.

As exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to weaken against the U.S. Dollar, our U.K. results of operations would translate into less U.S. Dollar reported results. Foreign currency average rate fluctuations decreased revenue and gross profit by $180.6 million and $25.9 million, respectively, for the three months ended March 31, 2019. Foreign currency average rate fluctuations also decreased earnings per share from continuing operations by approximately $0.04 per share for the three months ended March 31, 2019. Excluding the impact of foreign currency average rate fluctuations, revenue remained flat and gross profit increased 1.5%, for the three months ended March 31, 2019.

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

The future success of our business is dependent upon, among other things, general economic and industry conditions; our ability to consummate and integrate acquisitions; the level of vehicle sales in the markets where we operate; our ability to increase sales of higher margin products, especially service and parts sales; our ability to realize returns on our significant capital investment in new and upgraded dealership facilities; the success of our distribution of commercial vehicles, engines, and power systems; and the return realized from our investments in various joint ventures and other non-consolidated investments. See Part II, Item 1A, “Risk Factors” and “Forward-Looking Statements” below.

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

The accounting policies and estimates that we believe to be most dependent upon the use of estimates and assumptions are: revenue recognition, goodwill and other indefinite-lived intangible assets, investments, self-insurance reserves, lease recognition, and income taxes. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 annual report on Form 10-K for additional detail and discussion of these critical accounting policies and estimates. With the exception of the adoption of ASC 842 for lease recognition, there have been no material changes in critical accounting policies and estimates as described in our most recent annual report.

Refer to Part I, Item 1, Note 1 and Note 3 of the Notes to our Consolidated Condensed Financial Statements for disclosures regarding estimates and judgments related to lease recognition.  Refer to Part I, Item 1, Note 2 of the Notes to our Consolidated Condensed Financial Statements for disclosures regarding estimates and judgments related to revenue recognition. Refer to “Income Taxes” within Part I, Item 1, Note 1 of the Notes to our Consolidated Condensed Financial Statements for disclosures regarding estimates and judgments related to income taxes.

Results of Operations

The following tables present comparative financial data relating to our operating performance in the aggregate and on a “same-store” basis. Dealership results are included in same-store comparisons when we have consolidated the acquired entity during the entirety of both periods being compared. As an example, if a dealership were acquired on January 15, 2017, the results of the acquired entity would be included in annual same-store comparisons beginning with the year ended December 31, 2019 and in quarterly same-store comparisons beginning with the quarter ended June 30, 2018.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Retail Automotive Dealership New Vehicle Data

(In millions, except unit and per unit amounts)

			2019 vs. 2018
New Vehicle Data	2019	2018	Change	% Change
New retail unit sales	54,370	59,262	(4,892)	(8.3)%
Same-store new retail unit sales	53,112	58,062	(4,950)	(8.5)%
New retail sales revenue	$2,231.2	$2,446.8	$(215.6)	(8.8)%
Same-store new retail sales revenue	$2,171.2	$2,397.3	$(226.1)	(9.4)%
New retail sales revenue per unit	$41,037	$41,288	$(251)	(0.6)%
Same-store new retail sales revenue per unit	$40,880	$41,288	$(408)	(1.0)%
Gross profit — new	$172.7	$183.2	$(10.5)	(5.7)%
Same-store gross profit — new	$167.5	$180.2	$(12.7)	(7.0)%
Average gross profit per new vehicle retailed	$3,176	$3,091	$85	2.7%
Same-store average gross profit per new vehicle retailed	$3,153	$3,104	$49	1.6%
Gross margin % — new	7.7%	7.5%	0.2%	2.7%
Same-store gross margin % — new	7.7%	7.5%	0.2%	2.7%

Units

Retail unit sales of new vehicles decreased from 2018 to 2019 due to a 4,950 unit, or 8.5%, decrease in same-store new retail unit sales, offset by a 58 unit increase from net dealership acquisitions/dispositions. Same-store units decreased 5.9% in the U.S. primarily due to a decrease in premium and volume foreign brand sales. Same-store units decreased 11.7% internationally primarily due to a temporary shortage of product availability resulting from the new “Worldwide Harmonised Light Vehicle Testing Procedure” (WLTP) fuel economy testing and emissions standards applicable to new vehicles sold in Europe.

Revenues

New vehicle retail sales revenue decreased from 2018 to 2019 due to a $226.1 million, or 9.4%, decrease in same-store revenues, offset by a $10.5 million increase from net dealership acquisitions/dispositions. Excluding $60.8 million of unfavorable foreign currency fluctuations, same-store new retail revenue decreased 6.9%. The same-store revenue decrease is due to the decrease in same-store new retail unit sales, which decreased revenue by $204.4 million, coupled with a $408 per unit decrease in comparative average selling prices (including a $1,144 per unit decrease attributable to unfavorable foreign currency fluctuations), which decreased revenue by $21.7 million.

Gross Profit

Retail gross profit from new vehicle sales decreased from 2018 to 2019 due to a $12.7 million, or 7.0%, decrease in same-store gross profit, offset by a $2.2 million increase from net dealership acquisitions/dispositions. Excluding $5.3 million of unfavorable foreign currency fluctuations, same-store gross profit decreased 4.1%. The decrease in same-store gross profit is due to the decrease in same-store new retail unit sales, which decreased gross profit by $15.3 million, partially offset by a $49 per unit increase in the average gross profit per new vehicle retailed (including a $100 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased gross profit by $2.6 million.

Retail Automotive Dealership Used Vehicle Data

(In millions, except unit and per unit amounts)

			2019 vs. 2018
Used Vehicle Data	2019	2018	Change	% Change
Used retail unit sales	72,744	73,228	(484)	(0.7)%
Same-store used retail unit sales	71,613	71,532	81	0.1%
Used retail sales revenue	$1,852.0	$1,866.8	$(14.8)	(0.8)%
Same-store used retail sales revenue	$1,823.4	$1,832.1	$(8.7)	(0.5)%
Used retail sales revenue per unit	$25,459	$25,493	$(34)	(0.1)%
Same-store used retail sales revenue per unit	$25,462	$25,612	$(150)	(0.6)%
Gross profit — used	$92.9	$109.7	$(16.8)	(15.3)%
Same-store gross profit — used	$93.1	$108.0	$(14.9)	(13.8)%
Average gross profit per used vehicle retailed	$1,278	$1,498	$(220)	(14.7)%
Same-store average gross profit per used vehicle retailed	$1,301	$1,510	$(209)	(13.8)%
Gross margin % — used	5.0%	5.9%	(0.9)%	(15.3)%
Same-store gross margin % — used	5.1%	5.9%	(0.8)%	(13.6)%

Units

Retail unit sales of used vehicles decreased from 2018 to 2019 due to a 565 unit decrease from net dealership acquisitions/dispositions, offset by  an 81 unit, or 0.1%, increase in same-store used retail unit sales. Same-store units decreased 3.3% in the U.S. and increased 2.9% internationally. Same-store retail units for our U.S. and U.K used vehicle supercenters decreased 2.2% and 3.7%, respectively. Overall, used units decreased 5.2% in the U.S. and increased 3.1% internationally.

Revenues

Used vehicle retail sales revenue decreased from 2018 to 2019 due to an $8.7 million, or 0.5%, decrease in same-store revenues, coupled with a $6.1 million decrease from net dealership acquisitions/dispositions. Excluding $71.1 million of unfavorable foreign currency fluctuations, same-store used retail revenue increased 3.4%. The same-store revenue decrease is due to a  $150 per unit decrease in comparative average selling prices (including a $992 per unit decrease attributable to unfavorable foreign currency fluctuations), which decreased revenue by $10.7 million, partially offset by an increase in same-store used retail unit sales, which increased revenue by $2.0 million. The average sales price per unit for our used vehicle supercenters is $14,567 compared to $29,051 at our franchised dealerships.

Gross Profit

Retail gross profit from used vehicle sales decreased from 2018 to 2019 due to a $14.9 million, or 13.8%, decrease in same-store gross profit, coupled with a $1.9 million decrease from net dealership acquisitions/dispositions. Excluding $3.4 million of unfavorable foreign currency fluctuations, same-store gross profit decreased 10.6%. The decrease in same-store gross profit is due to a $209 per unit decrease in average gross profit per used vehicle retailed (including a

$46 per unit decrease attributable to unfavorable foreign currency fluctuations), which decreased gross profit by $15.0 million, partially offset by an increase in same-store used retail unit sales, which increased gross profit by $0.1 million. The average gross profit per unit for our used vehicle supercenters is $842 compared to $1,421 at our franchised dealerships.

Retail Automotive Dealership Finance and Insurance Data

(In millions, except unit and per unit amounts)

			2019 vs. 2018
Finance and Insurance Data	2019	2018	Change	% Change
Total retail unit sales	127,114	132,490	(5,376)	(4.1)%
Total same-store retail unit sales	124,725	129,594	(4,869)	(3.8)%
Finance and insurance revenue	$160.0	$160.8	$(0.8)	(0.5)%
Same-store finance and insurance revenue	$157.5	$158.2	$(0.7)	(0.4)%
Finance and insurance revenue per unit	$1,259	$1,213	$46	3.8%
Same-store finance and insurance revenue per unit	$1,262	$1,220	$42	3.4%

Finance and insurance revenue decreased from 2018 to 2019 due to a $0.7 million, or 0.4%, decrease in same-store revenues, coupled with a $0.1 million decrease from net dealership acquisitions/dispositions. Excluding $5.1 million of unfavorable foreign currency fluctuations, same-store finance and insurance revenue increased 2.8%. The same-store revenue decrease is due to a decrease in same-store retail unit sales, which decreased revenue by $5.9 million, partially offset by a $42 per unit increase in comparative average finance and insurance revenue per unit (including a $41 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $5.2 million. Finance and insurance revenue per unit increased 7.5% in the U.S. and decreased 1.2% in the U.K. We believe the increase in same-store finance and insurance revenue per unit in the U.S. is primarily due to our efforts to increase finance and insurance revenue, which include implementing new tools for menu presentation and document processing, additional training, adding resources to target underperforming locations, product penetration, and changes to product portfolios.

Retail Automotive Dealership Service and Parts Data

(In millions)

			2019 vs. 2018
Service and Parts Data	2019	2018	Change	% Change
Service and parts revenue	$559.8	$543.5	$16.3	3.0%
Same-store service and parts revenue	$547.5	$531.4	$16.1	3.0%
Gross profit — service and parts	$331.4	$318.1	$13.3	4.2%
Same-store service and parts gross profit	$323.9	$310.8	$13.1	4.2%
Gross margin % — service and parts	59.2%	58.5%	0.7%	1.2%
Same-store service and parts gross margin %	59.2%	58.5%	0.7%	1.2%

Revenues

Service and parts revenue increased from 2018 to 2019, with an increase of 3.4% in the U.S and 2.2% internationally. The increase in service and parts revenue is due to a $16.1 million, or 3.0%, increase in same-store revenues, coupled with a $0.2 million increase from net dealership acquisitions/dispositions. Excluding $13.8 million of unfavorable foreign currency fluctuations, same-store service and parts revenue increased 5.6%. The increase in same-store revenue is due to a  $12.7 million, or 9.8%, increase in warranty revenue and a  $4.3 million, or 1.2%, increase in customer pay revenue, partially offset by a $0.9 million, or 2.3%, decrease in vehicle preparation and body shop revenue.

Gross Profit

Service and parts gross profit increased from 2018 to 2019 due to a $13.1 million, or 4.2%, increase in same-store gross profit, coupled with a $0.2 million increase from net dealership acquisitions/dispositions. Excluding $7.9 million of unfavorable foreign currency fluctuations, same-store gross profit increased 6.8%. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $9.6 million, coupled with a 0.7% increase in gross margin, which increased gross profit by $3.5 million. The same-store gross profit increase is due to a

$6.8 million, or 9.8%, increase in warranty gross profit, a $5.2 million, or 3.0%, increase in customer pay gross profit, and a $1.1 million, or 1.6%, increase in vehicle preparation and body shop gross profit.

Retail Commercial Truck Dealership Data

(In millions, except unit and per unit amounts)

			2019 vs. 2018
New Commercial Truck Data	2019	2018	Change	% Change
New retail unit sales	1,887	1,655	232	14.0%
Same-store new retail unit sales	1,859	1,655	204	12.3%
New retail sales revenue	$207.4	$170.4	$37.0	21.7%
Same-store new retail sales revenue	$204.0	$170.4	$33.6	19.7%
New retail sales revenue per unit	$109,887	$102,978	$6,909	6.7%
Same-store new retail sales revenue per unit	$109,762	$102,978	$6,784	6.6%
Gross profit — new	$10.2	$6.7	$3.5	52.2%
Same-store gross profit — new	$9.9	$6.7	$3.2	47.8%
Average gross profit per new truck retailed	$5,391	$4,067	$1,324	32.6%
Same-store average gross profit per new truck retailed	$5,332	$4,067	$1,265	31.1%
Gross margin % — new	4.9%	3.9%	1.0%	25.6%
Same-store gross margin % — new	4.9%	3.9%	1.0%	25.6%

Units

Retail unit sales of new trucks increased from 2018 to 2019 due to a 204, or 12.3%, unit increase in same-store retail unit sales, coupled with a 28 unit increase from net dealership acquisitions/dispositions. New truck units increased 14.0% from 2018 to 2019 largely due to the continued strength of the North American Class 8 heavy-duty truck market during the three months ended March 31, 2019.

Revenues

New commercial truck retail sales revenue increased from 2018 to 2019 due to a $33.6 million increase in same-store revenues, coupled with a $3.4 million increase from net dealership acquisitions/dispositions. The increase in same-store revenue is due to the increase in new retail unit sales, which increased revenue by $22.4 million, coupled with a $6,784 per unit increase in comparative average selling prices, which increased revenue by $11.2 million.

Gross Profit

New commercial truck retail gross profit increased from 2018 to 2019 due to  a $3.2 million increase in same-store gross profit, coupled with a $0.3 million increase from net dealership acquisitions/dispositions. The increase in same-store gross profit is due to  a $1,265 per unit increase in average gross profit per new truck retailed, which increased gross profit by $2.1 million, coupled with an increase in new retail unit sales, which increased gross profit by $1.1 million.

			2019 vs. 2018
Used Commercial Truck Data	2019	2018	Change	% Change
Used retail unit sales	416	451	(35)	(7.8)%
Same-store used retail unit sales	409	451	(42)	(9.3)%
Used retail sales revenue	$24.1	$26.5	$(2.4)	(9.1)%
Same-store used retail sales revenue	$24.4	$26.5	$(2.1)	(7.9)%
Used retail sales revenue per unit	$58,032	$58,708	$(676)	(1.2)%
Same-store used retail sales revenue per unit	$59,682	$58,708	$974	1.7%
Gross profit — used	$2.7	$2.7	$—	—%
Same-store gross profit — used	$3.2	$2.7	$0.5	18.5%
Average gross profit per used truck retailed	$6,557	$5,829	$728	12.5%
Same-store average gross profit per used truck retailed	$7,864	$5,829	$2,035	34.9%
Gross margin % — used	11.2%	10.2%	1.0%	9.8%
Same-store gross margin % — used	13.1%	10.2%	2.9%	28.4%

Units

Retail unit sales of used trucks decreased from 2018 to 2019 due to a 42,  or 9.3%, unit decrease in same-store retail unit sales, partially offset by a 7 unit increase from net dealership acquisitions/dispositions.

Revenues

Used commercial truck retail sales revenue decreased from 2018 to 2019 due to a $2.1 million decrease in same-store revenues, coupled with a $0.3 million decrease from net dealership acquisitions/dispositions.  The same-store revenue decrease is due to the decrease in used retail unit sales, which decreased revenue by $2.5 million, partially offset by a $974 per unit increase in comparative average selling prices, which increased revenue by $0.4 million.

Gross Profit

Used commercial truck retail gross profit remained flat from 2018 to 2019 due to a $0.5 million increase in same-store gross profit, offset by a $0.5 million decrease from net dealership acquisitions/dispositions. The increase in same-store gross profit due to a $2,035 per unit increase in average gross profit per used truck retailed, which increased gross profit by $0.8 million, partially offset by a decrease in same-store used retail unit sales, which decreased gross profit by $0.3 million.

			2019 vs. 2018
Service and Parts Data	2019	2018	Change	% Change
Service and parts revenue	$91.5	$90.4	$1.1	1.2%
Same-store service and parts revenue	$90.8	$89.8	$1.0	1.1%
Gross profit — service and parts	$36.1	$34.0	$2.1	6.2%
Same-store service and parts gross profit	$35.8	$33.8	$2.0	5.9%
Gross margin % — service and parts	39.5%	37.6%	1.9%	5.1%
Same-store service and parts gross margin %	39.4%	37.6%	1.8%	4.8%

Revenues

Service and parts revenue increased from 2018 to 2019 due to a $1.0 million increase in same-store revenues, coupled with a $0.1 million increase from net dealership acquisitions/dispositions. Customer pay work represents approximately 85% of PTG’s service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The increase in same-store revenue is due a $1.2 million, or 11.8%, increase in warranty revenue and a $0.3 million, or 9.7%, increase in body shop revenue, partially offset by a $0.5 million, or 0.7%, decrease in customer pay revenue.

Gross Profit

Service and parts gross profit increased from 2018 to 2019 due to a $2.0 million increase in same-store gross profit, coupled with a $0.1 million increase from net dealership acquisitions/dispositions. The same-store gross profit increase is due to the 1.8% increase in gross margin, which increased gross profit by $1.6 million, coupled with increase in same-store revenues which increased gross profit by $0.4 million, The same-store gross profit increase is due to a $1.1 million, or 4.3%, increase in customer pay gross profit, coupled with a $0.9 million, or 18.8%, increase in warranty gross profit.

Commercial Vehicle Distribution Data

(In millions, except unit amounts)

			2019 vs. 2018
Commercial Vehicles Australia Data	2019	2018	Change	% Change
Vehicle and parts unit sales	444	371	73	19.7%
Sales revenue	$140.9	$157.7	$(16.8)	(10.7)%
Gross profit	$35.5	$39.4	$(3.9)	(9.9)%

Our commercial vehicle distribution business is comprised of our Penske Commercial Vehicles Australia business and our Penske Power Systems business. The increase in units is due to an improved truck market in both Australia and New Zealand in 2019 compared to 2018 and increased efforts to integrate PCV Australia operations with PPS locations now selling PCV Australia brands. The decline in revenue from 2018 to 2019 is largely attributable to product mix and unfavorable foreign exchange, which decreased revenue and gross profit by $13.8 million and $3.5 million, respectively.

Selling, General and Administrative Data

(In millions)

			2019 vs. 2018
Selling, General and Administrative Data	2019	2018	Change	% Change
Personnel expense	$392.2	$387.1	$5.1	1.3%
Advertising expense	$24.7	$29.0	$(4.3)	(14.8)%
Rent & related expense	$83.8	$84.0	$(0.2)	(0.2)%
Other expense	$165.7	$163.0	$2.7	1.7%
Total SG&A expenses	$666.4	$663.1	$3.3	0.5%
Same-store SG&A expenses	$652.7	$648.4	$4.3	0.7%

Personnel expense as % of gross profit	46.1%	44.8%	1.3%	2.9%
Advertising expense as % of gross profit	2.9%	3.3%	(0.4)%	(12.1)%
Rent & related expense as % of gross profit	9.8%	9.7%	0.1%	1.0%
Other expense as % of gross profit	19.5%	18.9%	0.6%	3.2%
Total SG&A expenses as % of gross profit	78.3%	76.7%	1.6%	2.1%
Same-store SG&A expenses as % of same-store gross profit	78.1%	76.3%	1.8%	2.4%

Selling, general and administrative expenses (“SG&A”) increased from 2018 to 2019 due to a $4.3 million, or 0.7%, increase in same-store SG&A, offset by a $1.0 million decrease from net dealership acquisitions/dispositions. Excluding the $20.3 million reduction related to foreign currency fluctuations, same-store SG&A increased 3.8%. SG&A as a percentage of gross profit was 78.3%, an increase of 160 basis points compared to 76.7% in the prior year. SG&A expenses as a percentage of total revenue was 12.0% and 11.5% in the three months ended March 31, 2019 and 2018, respectively.

Depreciation

(In millions)

			2019 vs. 2018
	2019	2018	Change	% Change
Depreciation	$26.4	$25.6	$0.8	3.1%

The increase in depreciation from 2018 to 2019 is due to a $0.9 million, or 3.6%,  increase in same-store depreciation, offset by a  $0.1 million decrease from net dealership acquisitions/dispositions. The overall increase is primarily related to our ongoing facility improvements and expansion programs.

Floor Plan Interest Expense

(In millions)

			2019 vs. 2018
	2019	2018	Change	% Change
Floor plan interest expense	$21.8	$18.9	$2.9	15.3%

The increase in floor plan interest expense from 2018 to 2019 is primarily due to a  $2.6 million, or 14.1%,  increase in same-store floor plan interest expense, coupled with a $0.3 million increase from net dealership acquisitions/dispositions.  The overall increase is primarily due to increases in amounts outstanding under floor plan arrangements, due in part to increased levels of vehicle inventory, and increases in applicable rates.

Other Interest Expense

(In millions)

			2019 vs. 2018
	2019	2018	Change	% Change
Other interest expense	$29.9	$29.8	$0.1	0.3%

The increase in other interest expense from 2018 to 2019 is primarily due to increases in applicable rates.

Equity in Earnings of Affiliates

(In millions)

			2019 vs. 2018
	2019	2018	Change	% Change
Equity in earnings of affiliates	$26.8	$17.3	$9.5	54.9%

The increase in equity in earnings of affiliates from 2018 to 2019 is primarily due to an increase of $9.8 million in earnings from our investment in PTL, partially offset by a decrease in earnings from our retail automotive joint ventures. PTL’s results include the favorable affirmation of PTL’s position in a litigation matter, which increased our equity earnings by $3.3 million.

Income Taxes

(In millions)

			2019 vs. 2018
	2019	2018	Change	% Change
Income taxes	$34.7	$36.6	$(1.9)	(5.2)%

Income taxes decreased from 2018 to 2019 primarily due to a $10.5 million decrease in our pre-tax income compared to the prior year. Our effective tax rate was 25.9% during the three months ended March 31, 2019 compared to 25.4% during the three months ended March 31, 2018, primarily due to fluctuations in our geographic pre-tax income mix.

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

As of March 31, 2019, we had $43.5 million of cash available to fund our operations and capital commitments. In addition, we had $645.0 million, £56.0 million ($73.0 million), and AU $33.5 million ($23.8 million) available for borrowing under our U.S. credit agreement, U.K. credit agreement, and Australian working capital loan agreement, respectively.

Securities Repurchases

From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit agreement, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. As of March 31, 2019,  we have $145.7 million in repurchase authorization under the existing securities repurchase program. Refer to the disclosures provided in Part I, Item 1, Note 11 of the Notes to our Consolidated Condensed Financial Statements for a summary of shares repurchased under our securities repurchase program during the three months ended March 31, 2019.

Dividends

We paid the following cash dividends on our common stock in 2018 and 2019:

Per Share Dividends

2018

First Quarter	$0.34
Second Quarter	0.35
Third Quarter	0.36
Fourth Quarter	0.37

2019

First Quarter	$0.38

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

Long-Term Debt Obligations

As of March 31, 2019, we had the following long-term debt obligations outstanding:

March 31,
(In millions)	2019
U.S. credit agreement — revolving credit line	$55.0
U.K. credit agreement — revolving credit line	135.6
U.K. credit agreement — overdraft line of credit	—
3.75% senior subordinated notes due 2020	298.2
5.75% senior subordinated notes due 2022	547.0
5.375% senior subordinated notes due 2024	297.7
5.50% senior subordinated notes due 2026	495.2
Australia capital loan agreement	33.4
Australia working capital loan agreement	11.7
Mortgage facilities	287.3
Other	51.7
Total long-term debt	$2,212.8

As of March 31, 2019, we were in compliance with all covenants under our credit agreements and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 9 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of our long-term debt obligations.

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

During the three months ended March 31, 2019, outstanding revolving commitments varied between $20.0 million and $250.0 million under the U.S. credit agreement, between £54.0 million and £140.0 million ($70.4 million and $182.5 million) under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and between AU $4.7 million and AU $21.9 million ($3.3 million and $15.5 million) under the Australia working capital loan agreement. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.

PTL Dividends

We currently hold a 28.9% ownership interest in Penske Truck Leasing. The PTL partnership agreement requires PTL, subject to applicable law and the terms of its credit agreements, to make quarterly distributions to the partners with respect to each fiscal year by no later than 45 days after the end of each of the first three quarters of the year and by April 15 of the following year. PTL’s principal debt agreements allow partner distributions only as long as they are not in default under that agreement and the amount they pay does not exceed 50% of its consolidated net income. We receive pro rata cash distributions relating to this investment, typically in April, May, August and November of each year. In 2018, we received $63.2 million of pro rata cash distributions relating to this investment and we currently expect to continue to receive future distributions from PTL quarterly, subject to its financial performance.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period.

Operating Leases

As of March 31, 2019, we were in compliance with all covenants under our operating leases consisting principally of leases for dealership and other properties, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 3 and Note 10 of the Notes to our Consolidated Condensed Financial Statements for a description of our operating leases.

Off-Balance Sheet Arrangements

Refer to the disclosures provided in Part I, Item 1, Note 10 of the Notes to our Consolidated Condensed Financial Statements for a description of our off-balance sheet arrangements, which include lease obligations and a repurchase commitment related to our floor plan credit agreement with Mercedes Benz Financial Services Australia.

Cash Flows

The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities. The major components of these changes are discussed below.

	Three Months Ended March 31,
(In millions)	2019	2018
Net cash provided by continuing operating activities	$91.4	$174.8
Net cash used in continuing investing activities	(49.9)	(169.1)
Net cash (used in) provided by continuing financing activities	(37.1)	0.6
Net cash (used in) provided by discontinued operations	(0.1)	0.1
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.7
Net change in cash and cash equivalents	$4.1	$7.1

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

	Three Months Ended March 31,
(In millions)	2019	2018
Net cash from continuing operating activities as reported	$91.4	$174.8
Floor plan notes payable — non-trade as reported	60.1	(4.8)
Net cash from continuing operating activities including all floor plan notes payable	$151.5	$170.0

Cash Flows from Continuing Investing Activities

Cash flows from continuing investing activities consist primarily of cash used for capital expenditures, proceeds from the sale of dealerships, and net expenditures for acquisitions and other investments. Capital expenditures were $63.1 million and $64.7 million during the three months ended March 31, 2019 and 2018, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our retail automotive segment and retail commercial truck segment capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit agreements. Proceeds from the sale of dealerships were $7.2 million and $58.4 million during the three months ended March 31, 2019 and 2018, respectively. Cash used in acquisitions and other investments, net of cash acquired, was $1.1 million and $156.5 million during the three months ended March 31, 2019 and 2018, respectively, and included cash used to repay sellers’ floor plan liabilities in such business acquisitions of $25.8 million during the three months ended 2018.

Cash Flows from Continuing Financing Activities

Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, net repayments of floor plan notes payable non-trade, repurchases of common stock, and dividends.

We had net repayments of long-term debt of $10.6 million and net borrowings of long-term debt of $84.6 million during the three months ended March 31, 2019 and 2018, respectively. We had net borrowings of floor plan notes payable non-trade of $60.1 million and net repayments of $4.8 million during the three months ended March 31, 2019 and 2018, respectively. We repurchased common stock for a total of $54.3 million and $50.0 million during the three months ended March 31, 2019 and 2018, respectively. We also paid cash dividends to our stockholders of $32.2 million and $29.2 million during the three months ended March 31, 2019 and 2018, respectively.

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

Joint Venture Relationships

We are party to a number of joint ventures pursuant to which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of March 31, 2019, our retail automotive joint venture relationships included:

Location	Dealerships	Ownership Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Sprinter, Porsche	80.00	% (A)
Greenwich, Connecticut	Mercedes-Benz	80.00	% (A)
Northern Italy	BMW, MINI, Maserati, Porsche, Audi, Land Rover, Volvo, Mercedes-Benz, smart, Lamborghini	84.00	% (A)
Aachen, Germany	Audi, Maserati, SEAT, Skoda, Volkswagen	87.78	% (A) (C)
Frankfurt, Germany	Lexus, Toyota, Volkswagen	50.00	% (B)
Barcelona, Spain	BMW, MINI	50.00	% (B)
Tokyo, Japan	BMW, MINI, Rolls-Royce, Ferrari, ALPINA	49.00	% (B)

(A)	Entity is consolidated in our financial statements.
(B)	Entity is accounted for using the equity method of accounting.
(C)	In March 2019, we acquired an additional 8.4% ownership interest in this joint venture and now own 87.8%. We previously owned 79.4%.

Additionally, we are party to non-automotive joint ventures representing our investments in PTL (28.9%) and Penske Commercial Leasing Australia (28%) that are accounted for under the equity method.

Cyclicality

Unit sales of motor vehicles, particularly new vehicles, have been cyclical historically, fluctuating with general economic cycles. During economic downturns, the automotive and truck retailing industries tend to experience periods of decline and recession similar to those experienced by the general economy. We believe that these industries are influenced by general economic conditions and particularly by consumer confidence, the level of personal discretionary spending, fuel prices, interest rates, and credit availability.

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

Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in our 2018 annual report on Form 10-K filed February 22, 2019. Important factors that could cause actual results to differ materially from our expectations include the following:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR, the Bank of England Base Rate, or the Australian Bank Bill Swap Rate. Based on the amount outstanding under these facilities as of March 31, 2019, a 100 basis point change in interest rates would result in an approximate $2.0 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Australian Bank Bill Swap Rate, or the New Zealand Bank Bill Benchmark Rate.

Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the trailing twelve months ended March 31, 2019, a 100 basis point change in interest rates would result in an approximate $35.6 million change to our annual floor plan interest expense.

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

Foreign Currency Exchange Rates. As of March 31, 2019, we had consolidated operations in the U.K., Germany, Italy, Canada, Australia and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $256.9 million change to our revenues for the three months ended March 31, 2019.

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

Beginning January 1, 2019, we adopted ASU No. 2016-02, “Leases (Topic 842),” which resulted in recording lease liabilities and right-of-use assets on our consolidated balance sheet. ASC 842 requires management to make significant judgments and estimates. As a result, we implemented changes to our internal controls related to leases for the three months ended March 31, 2019. These changes include implementing updated accounting policies affected by ASC 842 and implementing a new information technology application to calculate our right-of-use assets and lease liabilities and required disclosures.

There were no other changes in our internal control over financial reporting that occurred during the most recent quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition, or future results. The following updates the risk factors included in our 2018 Form 10-K:

The United Kingdom's potential departure from the European Union could adversely affect us. The United Kingdom is currently scheduled to exit the European Union ("Brexit") on October 31, 2019, which date was extended from March 29, 2019. Brexit could occur earlier if the United Kingdom and European Union mutually agree. The future terms of the United Kingdom's relationship with the European Union remain uncertain. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound and the Euro. More specifically, it could lead to increased retail prices in the United Kingdom since the majority of vehicles sold in the U.K. are imported from other countries in Europe and may be subject to additional tax, breakdowns in the supply chain of automotive retailers and manufacturers which could delay delivery of vehicles or parts and other negative effects, which are difficult to predict. As exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. A weakening British Pound as compared to the U.S. Dollar negatively impacts our U.S. Dollar reported results of operations. Our U.K. business generated 35% of our total revenue for the year ended December 31, 2018. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, consolidated financial position, results of operations, and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2019, we repurchased 1,258,348 shares of our outstanding common stock for approximately $54.3 million, or an average of $43.19 per share, under our securities repurchase program approved by our Board of Directors. In February 2019, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities to $200.0 million. Prior to the increase, we had $136.5 million in remaining authorization. As of March 31, 2019, our remaining authorization under the program was $145.7 million.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
January 1 to January 31, 2019	100	$39.58	100	$136.5
February 1 to February 28, 2019	105,000	$44.02	105,000	$195.4
March 1 to March 31, 2019	1,153,248	$43.11	1,153,248	$145.7
	1,258,348		1,258,348

Item 6. Exhibits

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.

32	Section 1350 Certification.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger S. Penske
Roger S. Penske
Date: April 26, 2019		Chief Executive Officer

	By:	/s/ J.D. Carlson
J.D. Carlson
Date: April 26, 2019		Chief Financial Officer