Form 10-Q
period 2019-06-30
PENSKE AUTOMOTIVE GROUP, INC.
filed 2019-07-31
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-12297

Penske Automotive Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-3086739
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2555 Telegraph Road
Bloomfield Hills, Michigan	48302-0954
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(248) 648-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Voting Common Stock, par value $0.0001 per share	PAG	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

As of July 29, 2019, there were 82,089,829 shares of voting common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
	(In millions, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$43.8	$39.4
Accounts receivable, net of allowance for doubtful accounts of $5.6 and $5.4	944.4	929.1
Inventories	3,978.0	4,040.1
Other current assets	109.1	86.6
Total current assets	5,075.3	5,095.2
Property and equipment, net	2,308.9	2,250.0
Operating lease right-of-use assets	2,380.9	—
Goodwill	1,749.3	1,752.0
Other indefinite-lived intangible assets	485.7	486.2
Equity method investments	1,342.2	1,305.2
Other long-term assets	18.8	15.9
Total assets	$13,361.1	$10,904.5
LIABILITIES AND EQUITY
Floor plan notes payable	$2,350.3	$2,362.2
Floor plan notes payable — non-trade	1,435.5	1,428.6
Accounts payable	638.5	598.2
Accrued expenses and other current liabilities	651.8	566.6
Current portion of long-term debt	93.3	92.0
Liabilities held for sale	0.5	0.7
Total current liabilities	5,169.9	5,048.3
Long-term debt	2,134.2	2,124.7
Long-term operating lease liabilities	2,330.3	—
Deferred tax liabilities	604.1	577.8
Other long-term liabilities	461.6	519.0
Total liabilities	10,700.1	8,269.8
Commitments and contingent liabilities (Note 11)
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 81,956,305 shares issued and outstanding at June 30, 2019; 84,546,970 shares issued and outstanding at December 31, 2018	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	356.5	477.8
Retained earnings	2,524.3	2,365.8
Accumulated other comprehensive income (loss)	(240.3)	(234.5)
Total Penske Automotive Group stockholders’ equity	2,640.5	2,609.1
Non-controlling interest	20.5	25.6
Total equity	2,661.0	2,634.7
Total liabilities and equity	$13,361.1	$10,904.5

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Unaudited)
	(In millions, except per share amounts)
Revenue:
Retail automotive dealership	$5,196.3	$5,455.5	$10,287.5	$10,751.5
Retail commercial truck dealership	426.8	338.8	759.1	631.2
Commercial vehicle distribution and other	132.7	146.0	273.6	304.5
Total revenues	5,755.8	5,940.3	11,320.2	11,687.2
Cost of sales:
Retail automotive dealership	4,421.4	4,657.5	8,751.1	9,175.2
Retail commercial truck dealership	368.3	286.4	646.2	532.2
Commercial vehicle distribution and other	98.3	106.6	203.6	225.6
Total cost of sales	4,888.0	5,050.5	9,600.9	9,933.0
Gross profit	867.8	889.8	1,719.3	1,754.2
Selling, general and administrative expenses	668.9	675.4	1,335.3	1,338.5
Depreciation	27.1	25.7	53.5	51.3
Operating income	171.8	188.7	330.5	364.4
Floor plan interest expense	(21.0)	(19.9)	(42.8)	(38.8)
Other interest expense	(30.4)	(28.6)	(60.3)	(58.4)
Equity in earnings of affiliates	39.5	36.0	66.3	53.3
Income from continuing operations before income taxes	159.9	176.2	293.7	320.5
Income taxes	(41.5)	(41.0)	(76.2)	(77.6)
Income from continuing operations	118.4	135.2	217.5	242.9
Income from discontinued operations, net of tax	0.1	—	0.2	0.1
Net income	118.5	135.2	217.7	243.0
Less: Income (loss) attributable to non-controlling interests	0.7	0.6	(0.3)	0.3
Net income attributable to Penske Automotive Group common stockholders	$117.8	$134.6	$218.0	$242.7
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$1.42	$1.59	$2.61	$2.84
Discontinued operations	—	—	—	—
Net income attributable to Penske Automotive Group common stockholders	$1.42	$1.59	$2.61	$2.84
Shares used in determining basic earnings per share	82.9	84.9	83.6	85.4
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$1.42	$1.58	$2.60	$2.84
Discontinued operations	—	—	—	—
Net income attributable to Penske Automotive Group common stockholders	$1.42	$1.58	$2.61	$2.84
Shares used in determining diluted earnings per share	82.9	85.0	83.7	85.5
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$118.4	$135.2	$217.5	$242.9
Less: Income (loss) attributable to non-controlling interests	0.7	0.6	(0.3)	0.3
Income from continuing operations, net of tax	117.7	134.6	217.8	242.6
Income from discontinued operations, net of tax	0.1	—	0.2	0.1
Net income attributable to Penske Automotive Group common stockholders	$117.8	$134.6	$218.0	$242.7
Cash dividends per share	$0.39	$0.35	$0.77	$0.69

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Unaudited)
	(In millions)
Net income	$118.5	$135.2	$217.7	$243.0
Other comprehensive income:
Foreign currency translation adjustment	(16.5)	(68.3)	(9.8)	(37.6)
Other adjustments to comprehensive income, net	2.0	(4.5)	3.8	(3.4)
Other comprehensive income, net of tax	(14.5)	(72.8)	(6.0)	(41.0)
Comprehensive income	104.0	62.4	211.7	202.0
Less: Comprehensive income (loss) attributable to non-controlling interests	0.8	(0.5)	(0.5)	(0.8)
Comprehensive income attributable to Penske Automotive Group common stockholders	$103.2	$62.9	$212.2	$202.8

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2019	2018
	(Unaudited)
	(In millions)
Operating Activities:
Net income	$217.7	$243.0
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	53.5	51.3
Earnings of equity method investments	(53.4)	(45.3)
Income from discontinued operations, net of tax	(0.2)	(0.1)
Deferred income taxes	29.7	48.5
Changes in operating assets and liabilities:
Accounts receivable	(15.2)	39.8
Inventories	35.5	93.3
Floor plan notes payable	15.0	(56.7)
Accounts payable and accrued expenses	55.3	28.7
Other	(33.3)	14.5
Net cash provided by continuing operating activities	304.6	417.0
Investing Activities:
Purchase of equipment and improvements	(134.5)	(118.8)
Proceeds from sale of dealerships	7.2	58.4
Proceeds from sale-leaseback transactions	7.3	5.8
Acquisitions net, including repayment of sellers’ floor plan notes payable of $0 and $25.8, respectively	(1.1)	(168.6)
Other	(0.9)	(3.0)
Net cash used in continuing investing activities	(122.0)	(226.2)
Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	821.0	797.0
Repayments under U.S. credit agreement revolving credit line	(851.0)	(870.0)
Net borrowings of other long-term debt	39.8	96.1
Net borrowings (repayments) of floor plan notes payable — non-trade	6.8	(92.9)
Repurchases of common stock	(130.6)	(55.8)
Dividends	(64.5)	(59.0)
Other	0.4	(6.1)
Net cash used in continuing financing activities	(178.1)	(190.7)
Discontinued operations:
Net cash provided by discontinued operating activities	—	0.2
Net cash provided by discontinued investing activities	—	—
Net cash provided by discontinued financing activities	—	—
Net cash provided by discontinued operations	—	0.2
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.2)
Net change in cash and cash equivalents	4.4	0.1
Cash and cash equivalents, beginning of period	39.4	45.7
Cash and cash equivalents, end of period	$43.8	$45.8
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$102.6	$95.9
Income taxes	47.2	24.1
Non cash activities:
Deferred consideration	$—	$6.8

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF EQUITY

	Three Months Ended June 30, 2019

					Accumulated	Total
	Common Stock		Additional		Other	Penske
	Issued		Paid-in	Retained	Comprehensive	Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity
	(Unaudited)
	(Dollars in millions)
Balance, March 31, 2019	83,651,509	$—	$428.1	$2,438.8	$(225.7)	$2,641.2	$19.7	$2,660.9
Adoption of ASC 842 (Note 1)	—	—	—	—	—	—	—	—
Equity compensation	11,662	—	4.6	—	—	4.6	—	4.6
Repurchases of common stock	(1,706,866)	—	(76.2)	—	—	(76.2)	—	(76.2)
Dividends	—	—	—	(32.3)	—	(32.3)	—	(32.3)
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	—	—	—	—
Distributions to non-controlling interest	—	—	—	—	—	—	(0.3)	(0.3)
Foreign currency translation	—	—	—	—	(16.6)	(16.6)	0.1	(16.5)
Other	—	—	—	—	2.0	2.0	0.3	2.3
Net income	—	—	—	117.8	—	117.8	0.7	118.5
Balance, June 30, 2019	81,956,305	$—	$356.5	$2,524.3	$(240.3)	$2,640.5	$20.5	$2,661.0

	Three Months Ended June 30, 2018

					Accumulated	Total
	Common Stock		Additional		Other	Penske
	Issued		Paid-in	Retained	Comprehensive	Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity
	(Unaudited)
	(Dollars in millions)
Balance, March 31, 2018	84,975,410	$—	$485.2	$2,094.9	$(114.7)	$2,465.4	$29.0	$2,494.4
Adoption of ASC 606	—	—	—	—	—	—	—	—
Equity compensation	9,267	—	4.5	—	—	4.5	—	4.5
Repurchases of common stock	(119,608)	—	(5.8)	—	—	(5.8)	—	(5.8)
Dividends	—	—	—	(29.8)	—	(29.8)	—	(29.8)
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	—	—	—	—
Distributions to non-controlling interest	—	—	—	—	—	—	(0.6)	(0.6)
Foreign currency translation	—	—	—	—	(67.2)	(67.2)	(1.1)	(68.3)
Other	—	—	—	—	(4.5)	(4.5)	0.7	(3.8)
Net income	—	—	—	134.6	—	134.6	0.6	135.2
Balance, June 30, 2018	84,865,069	$—	$483.9	$2,199.7	$(186.4)	$2,497.2	$28.6	$2,525.8

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF EQUITY

	Six Months Ended June 30, 2019

					Accumulated	Total
	Common Stock		Additional		Other	Penske
	Issued		Paid-in	Retained	Comprehensive	Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity
	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2018	84,546,970	$—	$477.8	$2,365.8	$(234.5)	$2,609.1	$25.6	$2,634.7
Adoption of ASC 842 (Note 1)	—	—	—	5.0	—	5.0	—	5.0
Equity compensation	374,549	—	9.3	—	—	9.3	—	9.3
Repurchases of common stock	(2,965,214)	—	(130.6)	—	—	(130.6)	—	(130.6)
Dividends	—	—	—	(64.5)	—	(64.5)	—	(64.5)
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	—	—	(4.8)	(4.8)
Distributions to non-controlling interest	—	—	—	—	—	—	(0.4)	(0.4)
Foreign currency translation	—	—	—	—	(9.6)	(9.6)	(0.2)	(9.8)
Other	—	—	—	—	3.8	3.8	0.6	4.4
Net income	—	—	—	218.0	—	218.0	(0.3)	217.7
Balance, June 30, 2019	81,956,305	$—	$356.5	$2,524.3	$(240.3)	$2,640.5	$20.5	$2,661.0

	Six Months Ended June 30, 2018

					Accumulated	Total
	Common Stock		Additional		Other	Penske
	Issued		Paid-in	Retained	Comprehensive	Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity
	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2017	85,787,507	$—	$532.3	$2,009.4	$(146.5)	$2,395.2	$32.8	$2,428.0
Adoption of ASC 606	—	—	—	6.6	—	6.6	—	6.6
Equity compensation	330,186	—	9.0	—	—	9.0	—	9.0
Repurchases of common stock	(1,252,624)	—	(55.8)	—	—	(55.8)	—	(55.8)
Dividends	—	—	—	(59.0)	—	(59.0)	—	(59.0)
Purchase of subsidiary shares from non-controlling interest	—	—	(1.4)	—	—	(1.4)	(3.1)	(4.5)
Distributions to non-controlling interest	—	—	—	—	—	—	(0.7)	(0.7)
Foreign currency translation	—	—	—	—	(36.5)	(36.5)	(1.1)	(37.6)
Other	—	—	(0.2)	—	(3.4)	(3.6)	0.4	(3.2)
Net income	—	—	—	242.7	—	242.7	0.3	243.0
Balance, June 30, 2018	84,865,069	$—	$483.9	$2,199.7	$(186.4)	$2,497.2	$28.6	$2,525.8

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

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $20.8 billion in total retail automotive dealership revenue we generated in 2018. As of June 30, 2019, we operated 334 retail automotive franchises, of which 149 franchises are located in the U.S. and 185 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the six months ended June 30, 2019, we retailed and wholesaled more than 316,000 vehicles. We are diversified geographically, with 55% of our total retail automotive dealership revenues in the six months ended June 30, 2019 generated in the U.S. and Puerto Rico and 45% generated outside the U.S. We offer over 40 vehicle brands, with 70% of our retail automotive dealership revenue in the six months ended June 30, 2019 generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz and Porsche. Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products. We operate our franchised dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry.

We also operate fourteen used vehicle supercenters in the U.S. and the U.K. which retail and wholesale previously owned vehicles under a one price, “no-haggle” methodology. In the first quarter of 2017, we acquired CarSense in the U.S. and CarShop in the U.K. In the first quarter of 2018, we acquired The Car People in the U.K., which began to operate under the CarShop name in June 2019. Our CarSense operations in the U.S. consist of five locations operating in the Philadelphia and Pittsburgh, Pennsylvania market areas, including southern New Jersey. Our CarShop operations in the U.K. consist of nine retail locations and a vehicle preparation center.

During the six months ended June 30, 2019, we disposed of twelve retail automotive franchises, and were awarded one retail automotive franchise. Of the franchises disposed of, six represented franchises in the U.S., and six represented franchises in Germany. In the first quarter of 2019, we acquired an additional 8.4% interest in the Jacobs Group, one of our German automotive dealership joint ventures, and now own an 87.8% interest in the Jacobs Group.

Retail Commercial Truck Dealership. We operate a heavy and medium duty truck dealership group known as Premier Truck Group (“PTG”) with locations in Texas, Oklahoma, Tennessee, Georgia, and Canada. As of June 30, 2019, PTG operated nineteen locations, offering primarily Freightliner and Western Star branded trucks. PTG also offers a full range of used trucks available for sale as well as service and parts departments, providing a full range of maintenance and repair services.

In July 2019, our Premier Truck Group subsidiary acquired Warner Truck Centers, a retailer and services provider for Freightliner and Western Star medium and heavy-duty commercial trucks with six locations in Utah and Idaho.

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

Penske Truck Leasing. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation and supply chain services. PTL is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental and contract maintenance, along with logistic services such as dedicated contract carriage, distribution center management, transportation management, lead logistics provider services and dry van truckload carrier services. PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. (“Mitsui”). We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of June 30, 2019 and December 31, 2018 and for the three and six month periods ended June 30, 2019 and 2018 is unaudited, but includes all adjustments which our management believes to be necessary for the fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2018, which are included as part of our Annual Report on Form 10-K.

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

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% senior subordinated notes due 2020	$298.5	$299.8	$297.9	$291.9
5.75% senior subordinated notes due 2022	547.2	556.8	546.8	537.6
5.375% senior subordinated notes due 2024	297.8	304.5	297.6	278.7
5.50% senior subordinated notes due 2026	495.4	514.9	495.1	465.2
Mortgage facilities	402.1	408.1	289.6	290.2

Assets Held for Sale and Discontinued Operations

We had no entities newly classified as held for sale during the six months ended June 30, 2019 or 2018 that met the criteria to be classified as discontinued operations. The financial information for entities that were classified as discontinued operations prior to adoption of Accounting Standards Update No. 2014-08 are included in “Income (loss) from discontinued operations” in the accompanying consolidated condensed statements of income and “Liabilities held for sale” in the accompanying consolidated condensed balance sheets for all periods presented.

Disposals

During the six months ended June 30, 2019, we disposed of twelve retail automotive franchises and one retail commercial truck location. The results of operations for these businesses are included within continuing operations for the three and six months ended June 30, 2019 and 2018, as these franchises did not meet the criteria to be classified as held for sale and treated as discontinued operations.

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

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU replaces the current incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impacts the adoption of this accounting standard update will have on our consolidated financial statements.

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

Dealership Finance and Insurance Sales. Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection and extended service contracts. These commissions are recorded as revenue at a point in time when the customer enters into the contract. Payment is typically due and collected within 30 days subsequent to the execution of the contract with the customer. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $26.5 million and $26.0 million as of June 30, 2019 and December 31, 2018, respectively.

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

Service and parts revenue represented $69.0 million and $134.4 million for the three and six months ended June 30, 2019 and $73.2 million and $142.4 million three and six months ended June 30, 2018, respectively.

Other. Other revenue primarily consists of our non-automotive motorcycle dealership operations. Revenue recognition practices for these operations do not differ materially from those described under “Retail Automotive and Retail Commercial Truck Dealership Revenue Recognition” above. We disposed of our non-automotive motorcycle dealership operations during the third quarter of 2018.

Retail Automotive Dealership

The following tables disaggregate our retail automotive reportable segment revenue by product type and geographic location for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
Retail Automotive Dealership Revenue	2019	2018	2019	2018
New vehicle	$2,310.4	$2,528.6	$4,541.6	$4,975.4
Used vehicle	1,852.7	1,896.9	3,704.7	3,763.7
Finance and insurance, net	165.5	162.9	325.5	323.7
Service and parts	550.7	547.8	1,110.5	1,091.3
Fleet and wholesale	317.0	319.3	605.2	597.4
Total retail automotive dealership revenue	$5,196.3	$5,455.5	$10,287.5	$10,751.5

	Three Months Ended June 30,		Six Months Ended June 30,
Retail Automotive Dealership Revenue	2019	2018	2019	2018
U.S.	$2,905.9	$2,953.9	$5,628.6	$5,704.8
U.K.	1,928.2	2,107.0	3,968.1	4,299.8
Germany and Italy	362.2	394.6	690.8	746.9
Total retail automotive dealership revenue	$5,196.3	$5,455.5	$10,287.5	$10,751.5

Retail Commercial Truck Dealership

The following table disaggregates our retail commercial truck reportable segment revenue by product type for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
Retail Commercial Truck Dealership Revenue	2019	2018	2019	2018
New truck	$296.0	$210.7	$503.4	$381.1
Used truck	27.6	27.3	51.7	53.8
Finance and insurance, net	2.9	3.6	5.9	6.8
Service and parts	94.6	92.2	186.1	182.6
Other	5.7	5.0	12.0	6.9
Total retail commercial truck dealership revenue	$426.8	$338.8	$759.1	$631.2

Commercial Vehicle Distribution and Other

The following table disaggregates our other reportable segment revenue by business for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
Commercial Vehicle Distribution and Other	2019	2018	2019	2018
Commercial Vehicles Australia	$132.7	$145.0	$273.6	$302.7
Other	—	1.0	—	1.8
Total commercial vehicle distribution and other revenue	$132.7	$146.0	$273.6	$304.5

Contract Balances

The following table summarizes our accounts receivable and unearned revenues as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Accounts receivable
Contracts in transit	$330.4	$314.2
Vehicle receivables	251.0	266.9
Manufacturer receivables	200.9	211.3
Trade receivables	154.6	129.1

Accrued expenses
Unearned revenues	$272.0	$269.8

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

Unearned revenues primarily relate to payments received from customers prior to satisfaction of our performance obligations, such as customer deposits and deferred revenues from operating leases. These amounts are presented within “Accrued expenses” on our consolidated balance sheets. Of the amounts recorded as unearned revenues as of December 31, 2018, $174.7 million was recognized as revenue during the six months ended June 30, 2019.

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

3. Leases

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

We estimate the total undiscounted rent obligations under these leases, including any extension periods that we are reasonably certain to exercise, to be $5.5 billion as of June 30, 2019. Some of our lease arrangements include rental payments that are adjusted based on an index or rate, such as the Consumer Price Index (CPI). As the rate implicit in the lease is generally not readily determinable for our operating leases, the discount rates used to determine the present value of our lease liability are based on our incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. Our incremental borrowing rate for a lease is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

In connection with the sale, relocation and closure of certain of our franchises, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties for the three and six months ended June 30, 2019 was $5.7 million and $11.1 million, respectively. We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period. Proceeds from sale-leaseback transactions were $7.3 million during the six months ended June 30, 2019. We have no material leases that have not yet commenced as of June 30, 2019.

The following table summarizes our net operating lease cost during the three and six months ended June 30, 2019:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Lease Cost
Operating lease cost (1)	$60.5	$124.0
Sublease income	(5.7)	(11.1)
Total lease cost	$54.8	$112.9

(1)Includes short-term leases and variable lease costs, which are immaterial.

The following tables summarize supplemental cash flow information related to our operating leases and the weighted average remaining lease term and discount rate of our leases:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Other Information
Gains on sale and leaseback transactions, net	$—	$(0.2)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	58.6	118.3
Right-of-use assets obtained in exchange for operating lease liabilities	2.3	2.3

June 30, 2019
Lease Term and Discount Rate
Weighted-average remaining lease term - operating leases	25 years
Weighted-average discount rate - operating leases	6.4%

The following table summarizes the maturity of our lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on our consolidated condensed balance sheet as of June 30, 2019:

Maturity of Lease Liabilities
2019 (1)	$122.3
2020	239.3
2021	233.5
2022	230.0
2023	222.5
2024	215.4
2025 and thereafter	4,248.6
Total future minimum lease payments	$5,511.6
Less: Imputed interest	(3,095.6)
Present value of future minimum lease payments	$2,416.0

Current operating lease liabilities (2)	$85.7
Long-term operating lease liabilities	2,330.3
Total operating lease liabilities	$2,416.0

(1)Excludes the six months ended June 30, 2019.
(2)Included within “Accrued expenses and other current liabilities” on Consolidated Condensed Balance Sheet as of June 30, 2019.

Minimum future rental payments required under operating leases in effect as of December 31, 2018 are as follows:

2019	$222.5
2020	220.5
2021	217.4
2022	216.0
2023	212.0
2024 and thereafter	4,344.4
Total future minimum lease payments	$5,432.8

4. Significant Equity Method Investees

We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation and supply chain services. Our investment in PTL is accounted for using the equity method of accounting. For the six months ended June 30, 2019, PTL equity earnings represented a significant portion of our consolidated pre-tax income.

We recorded $63.8 million and $51.0 million during the six months ended June 30, 2019 and 2018, respectively, on our statements of income under the caption “Equity in earnings of affiliates” related to earnings from PTL investment.

Rule 10-01(b)(1) of Regulation S-X requires separate interim period summarized income statement information for each 50-percent-or-less-owned subsidiary not consolidated that would have been a significant subsidiary for annual periods in accordance with Rule 3-09 of Regulation S-X.

Pursuant to this requirement, unaudited summarized income statement information for PTL for the six months ended June 30, 2019 and 2018 is as follows:

	Six Months Ended June 30,
	2019	2018
Revenues	$4,390	$3,963
Gross profit	896	794
Income from continuing operations	221	176
Net income	221	176

5. Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2019	2018
Retail automotive dealership new vehicles	$2,307.9	$2,397.0
Retail automotive dealership used vehicles	1,053.8	1,060.8
Retail automotive parts, accessories and other	130.4	140.8
Retail commercial truck dealership vehicles and parts	258.9	207.9
Commercial vehicle distribution vehicles, parts and engines	227.0	233.6
Total inventories	$3,978.0	$4,040.1

We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $12.8 million and $13.6 million during the three months ended June 30, 2019 and 2018, respectively, and $24.9 million and $25.6 million during the six months ended June 30, 2019 and 2018, respectively.

6. Business Combinations

During the six months ended June 30, 2019, we acquired one dealership related to our Commercial Vehicle Distribution business in New Zealand. During the six months ended June 30, 2018, we acquired The Car People, a stand-alone specialty retailer of used vehicles in the U.K. representing four locations; acquired four retail automotive franchises; and acquired one retail commercial truck dealership. Our financial statements include the results of operations of the acquired entities from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements, and may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the six months ended June 30, 2019 and 2018 follows:

	June 30,
	2019	2018
Accounts receivable	$—	$3.6
Inventories	0.5	62.8
Other current assets	—	—
Property and equipment	0.2	52.6
Indefinite-lived intangibles	0.4	73.9
Other noncurrent assets	0.1	—
Current liabilities	(0.1)	(16.9)
Noncurrent liabilities	—	(0.6)
Total consideration	1.1	175.4
Deferred consideration	—	(6.8)
Consideration transferred through common stock issuance	—	—
Contingent consideration	—	—
Seller financed/assumed debt	—	—
Total cash used in acquisitions	$1.1	$168.6

The following unaudited consolidated pro forma results of operations of PAG for the three and six months ended June 30, 2019 and 2018 give effect to acquisitions consummated during 2019 and 2018 as if they had occurred effective at the beginning of the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$5,755.8	$6,003.1	$11,321.5	$11,833.1
Income from continuing operations	117.7	134.6	217.6	243.0
Net income	117.8	134.7	217.8	243.2
Income from continuing operations per diluted common share	$1.42	$1.58	$2.60	$2.84
Net income per diluted common share	$1.42	$1.59	$2.60	$2.84

7. Intangible Assets

Following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the six months ended June 30, 2019:

		Other Indefinite-
		Lived Intangible
	Goodwill	Assets
Balance, January 1, 2019	$1,752.0	$486.2
Additions	0.4	—
Disposals	(0.7)	—
Foreign currency translation	(2.4)	(0.5)
Balance, June 30, 2019	$1,749.3	$485.7

The additions and disposals during the six months ended June 30, 2019 were within our Retail Automotive reportable segment and our Other segment. We sold eight retail automotive franchises, terminated four retail automotive franchises, and acquired one dealership related to our Commercial Vehicle Distribution business. As of June 30, 2019, the goodwill balance within our Retail Automotive, Retail Commercial Truck, and Other reportable segments was $1,508.9 million, $163.2 million and $77.2 million, respectively. There is no goodwill recorded in our Non-Automotive Investments reportable segment.

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

The weighted average interest rate on floor plan borrowings was 2.3% for the six months ended June 30, 2019 and 2.1% for the six months ended June 30, 2018. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle and all floor plan notes payable relating to pre-owned vehicles as “Floor plan notes payable — non-trade” on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.

9. Earnings Per Share

Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested equity awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for any dilutive effects. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Weighted average number of common shares outstanding	82,872,330	84,941,932	83,625,142	85,443,607
Effect of non-participatory equity compensation	40,000	40,000	40,000	40,000
Weighted average number of common shares outstanding, including effect of dilutive securities	82,912,330	84,981,932	83,665,142	85,483,607

10. Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2019	2018
U.S. credit agreement — revolving credit line	$—	$30.0
U.K. credit agreement — revolving credit line	92.7	163.3
U.K. credit agreement — overdraft line of credit	—	1.8
3.75% senior subordinated notes due 2020	298.5	297.9
5.75% senior subordinated notes due 2022	547.2	546.8
5.375% senior subordinated notes due 2024	297.8	297.6
5.50% senior subordinated notes due 2026	495.4	495.1
Australia capital loan agreement	32.6	33.6
Australia working capital loan agreement	—	6.1
Mortgage facilities	402.1	289.6
Other	61.2	54.9
Total long-term debt	2,227.5	2,216.7
Less: current portion	(93.3)	(92.0)
Net long-term debt	$2,134.2	$2,124.7

U.S. Credit Agreement

Our U.S. credit agreement (the “U.S. credit agreement”) with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation provides for up to $700.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, which includes $250.0 million in revolving loans solely for future acquisitions. The U.S. credit agreement provides for a maximum of $150.0 million of future borrowings for foreign acquisitions and expires on September 30, 2022. In April 2019, we and the lenders extended the term of this facility one year to September 30, 2022, pursuant to its “evergreen” extension provisions. In June 2019, we amended the U.S. credit agreement to provide additional covenant flexibility in respect of permitted mortgage indebtedness. In July 2019, we amended the U.S. credit agreement to provide for the issuance of up to $50 million of letters of credit within the existing $700 million facility limit. The revolving loans bear interest at LIBOR plus 2.00%, subject to an incremental 1.50% for uncollateralized borrowings in excess of a defined borrowing base.

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

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of June 30, 2019, we had no outstanding revolver borrowings under the U.S. credit agreement.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £150.0 million revolving credit agreement with the National Westminster Bank plc and BMW Financial Services (GB) Limited, and an additional demand overdraft line of credit (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes. The loans mature on the termination date of the facility, which is December 12, 2023. The revolving loans bear interest between defined LIBOR plus 1.10% and defined LIBOR plus 2.10%. The U.K. credit agreement also includes a £100.0 million “accordion” feature which allows the U.K. subsidiaries to request up to an additional £100.0 million of facility capacity. The lenders may agree to provide the additional capacity, and, if not, the U.K. subsidiaries may add an additional lender, if available, to the facility to provide such additional capacity. As of June 30, 2019, outstanding loans under the U.K. credit agreement amounted to £73.0 million ($92.7 million).

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

Australia Loan Agreements

Penske Commercial Vehicles Australia and Penske Power Systems are party to two facilities with Volkswagen Financial Services Australia Pty Limited representing a five year AU $50.0 million capital loan and a one-year AU $50.0 million working capital loan. Both facilities are subject to annual extensions. These agreements each provide the lender with a secured interest in all assets of these businesses. The loans bear interest at the Australian BBSW 30-day Bill Rate plus 3.0%. Irrespective of the term of the agreements, both agreements provide the lender with the ability to call the loans on 90 days’ notice. These facilities are also guaranteed by our U.S. parent company up to AU $50.0 million. As of June 30, 2019, we had AU $46.5 million ($32.6 million) outstanding under the capital loan agreement and no outstanding borrowings under the working capital loan agreement.

Mortgage Facilities

We are party to several mortgages that bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of June 30, 2019, we owed $402.1 million of principal under our mortgage facilities.

11. Commitments and Contingent Liabilities

We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of June 30, 2019, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

We lease land and facilities, including certain dealerships and office space. Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of the other lease covenants gives rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. Refer to the disclosures provided in Note 3 for further description of our leases.

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

We have $31.6 million of letters of credit outstanding as of June 30, 2019, and have posted $20.5 million of surety bonds in the ordinary course of business.

12. Equity

During the three months ended June 30, 2019, we repurchased 1,591,917 shares of our common stock for $71.3 million, or an average of $44.79 per share, under our securities repurchase program approved by our Board of Directors, including 256,369 shares for $11.4 million (or $44.40 per share) from Roger S. Penske. During the six months ended June 30, 2019, we repurchased 2,850,265 shares of our common stock for $125.7 million, or an average of $44.08 per share, under this program. As of June 30, 2019, our remaining authorization under our securities repurchase program was $74.4 million. During the second quarter of 2019, we also acquired 114,949 shares of our common stock for $4.9 million, or an average of $42.72 per share, from employees in connection with a net share settlement feature of employee equity awards.

13. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and the reclassifications out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2019 and 2018, respectively, attributable to Penske Automotive Group common stockholders follows:

Three Months Ended June 30, 2019

	Foreign
	Currency
	Translation	Other	Total
Balance at March 31, 2019	$(201.3)	$(24.4)	$(225.7)
Other comprehensive income before reclassifications	(16.6)	2.0	(14.6)
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—
Net current period other comprehensive income	(16.6)	2.0	(14.6)
Balance at June 30, 2019	$(217.9)	$(22.4)	$(240.3)

Three Months Ended June 30, 2018

	Foreign
	Currency
	Translation	Other	Total
Balance at March 31, 2018	$(103.3)	$(11.4)	$(114.7)
Other comprehensive income before reclassifications	(67.2)	(4.5)	(71.7)
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—
Net current period other comprehensive income	(67.2)	(4.5)	(71.7)
Balance at June 30, 2018	$(170.5)	$(15.9)	$(186.4)

Six Months Ended June 30, 2019

	Foreign
	Currency
	Translation	Other	Total
Balance at December 31, 2018	$(208.3)	$(26.2)	$(234.5)
Other comprehensive income before reclassifications	(9.6)	3.8	(5.8)
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—
Net current period other comprehensive income	(9.6)	3.8	(5.8)
Balance at June 30, 2019	$(217.9)	$(22.4)	$(240.3)

Six Months Ended June 30, 2018

	Foreign
	Currency
	Translation	Other	Total
Balance at December 31, 2017	$(134.0)	$(12.5)	$(146.5)
Other comprehensive income before reclassifications	(36.5)	(3.4)	(39.9)
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—
Net current period other comprehensive income	(36.5)	(3.4)	(39.9)
Balance at June 30, 2018	$(170.5)	$(15.9)	$(186.4)

14. Segment Information

Our operations are organized by management into operating segments by line of business and geography. We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations and other non-automotive consolidated operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations. The Retail Automotive reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and our retail automotive joint ventures. The individual dealership operations included in the Retail Automotive reportable segment represent six operating segments: Eastern, Central, and Western United States, Stand-Alone Used United States, International, and Stand-Alone Used International. These operating segments have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and/or used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). Revenue and segment income for the three and six months ended June 30, 2019 and 2018 follows:

Three Months Ended June 30

	Retail	Retail Commercial		Non-Automotive	Intersegment
	Automotive	Truck	Other	Investments	Elimination	Total
Revenues
2019	$5,196.3	$426.8	$132.7	$—	$—	$5,755.8
2018	5,455.5	338.8	146.0	—	—	5,940.3
Segment income
2019	$98.1	$18.9	$4.9	$38.0	$—	$159.9
2018	117.0	16.0	8.2	35.0	—	176.2

Six Months Ended June 30

	Retail	Retail Commercial		Non-Automotive	Intersegment
	Automotive	Truck	Other	Investments	Elimination	Total
Revenues
2019	$10,287.5	$759.1	$273.6	$—	$—	$11,320.2
2018	10,751.5	631.2	304.5	—	—	11,687.2
Segment income
2019	$183.0	$34.8	$12.1	$63.8	$—	$293.7
2018	223.6	28.1	17.8	51.0	—	320.5

15. Condensed Consolidating Financial Information

The following tables include condensed consolidating financial information as of June 30, 2019 and December 31, 2018 and for the three and six month periods ended June 30, 2019 and 2018 for Penske Automotive Group, Inc. (as the issuer of the 5.75% Notes, the 5.375% Notes, the 5.50% Notes, and the 3.75% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing non-U.S. entities). Guarantor subsidiaries are directly or indirectly 100% owned by PAG, and the guarantees are full and unconditional, and joint and several. The guarantees may be released under certain circumstances upon resale, or transfer by us of the stock of the related guarantor or all or substantially all of the assets of the guarantor to a non-affiliate.

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2019

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Cash and cash equivalents	$43.8	$—	$—	$2.5	$41.3
Accounts receivable, net	944.4	(490.9)	490.9	462.3	482.1
Inventories	3,978.0	—	—	1,966.1	2,011.9
Other current assets	109.1	—	8.6	21.8	78.7
Total current assets	5,075.3	(490.9)	499.5	2,452.7	2,614.0
Property and equipment, net	2,308.9	—	3.8	1,101.0	1,204.1
Operating lease right-of-use assets	2,380.9	—	9.5	1,600.0	771.4
Intangible assets	2,235.0	—	—	1,422.2	812.8
Equity method investments	1,342.2	—	1,276.4	—	65.8
Other long-term assets	18.8	(2,830.9)	2,838.6	2.8	8.3
Total assets	$13,361.1	$(3,321.8)	$4,627.8	$6,578.7	$5,476.4
Floor plan notes payable	$2,350.3	$—	$—	$1,350.6	$999.7
Floor plan notes payable — non-trade	1,435.5	—	225.9	473.1	736.5
Accounts payable	638.5	—	4.9	177.5	456.1
Accrued expenses and other current liabilities	651.8	(490.9)	1.7	222.0	919.0
Current portion of long-term debt	93.3	—	—	10.4	82.9
Liabilities held for sale	0.5	—	—	0.5	—
Total current liabilities	5,169.9	(490.9)	232.5	2,234.1	3,194.2
Long-term debt	2,134.2	(82.3)	1,725.2	259.0	232.3
Long-term operating lease liabilities	2,330.3	—	9.1	1,573.0	748.2
Deferred tax liabilities	604.1	—	—	598.9	5.2
Other long-term liabilities	461.6	—	—	32.0	429.6
Total liabilities	10,700.1	(573.2)	1,966.8	4,697.0	4,609.5
Total equity	2,661.0	(2,748.6)	2,661.0	1,881.7	866.9
Total liabilities and equity	$13,361.1	$(3,321.8)	$4,627.8	$6,578.7	$5,476.4

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2018

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Cash and cash equivalents	$39.4	$—	$—	$12.9	$26.5
Accounts receivable, net	929.1	(481.7)	481.7	507.1	422.0
Inventories	4,040.1	—	—	1,961.6	2,078.5
Other current assets	86.6	—	10.6	17.8	58.2
Total current assets	5,095.2	(481.7)	492.3	2,499.4	2,585.2
Property and equipment, net	2,250.0	—	3.9	1,077.7	1,168.4
Intangible assets	2,238.2	—	—	1,422.6	815.6
Equity method investments	1,305.2	—	1,239.9	—	65.3
Other long-term assets	15.9	(2,814.3)	2,821.0	2.9	6.3
Total assets	$10,904.5	$(3,296.0)	$4,557.1	$5,002.6	$4,640.8
Floor plan notes payable	$2,362.2	$—	$—	$1,348.3	$1,013.9
Floor plan notes payable — non-trade	1,428.6	—	232.3	505.9	690.4
Accounts payable	598.2	—	4.9	196.6	396.7
Accrued expenses	566.6	(481.7)	1.4	160.2	886.7
Current portion of long-term debt	92.0	—	—	6.3	85.7
Liabilities held for sale	0.7	—	—	0.7	—
Total current liabilities	5,048.3	(481.7)	238.6	2,218.0	3,073.4
Long-term debt	2,124.7	(88.6)	1,683.8	225.7	303.8
Deferred tax liabilities	577.8	—	—	570.5	7.3
Other long-term liabilities	519.0	—	—	57.6	461.4
Total liabilities	8,269.8	(570.3)	1,922.4	3,071.8	3,845.9
Total equity	2,634.7	(2,725.7)	2,634.7	1,930.8	794.9
Total liabilities and equity	$10,904.5	$(3,296.0)	$4,557.1	$5,002.6	$4,640.8

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2019

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Revenues	$5,755.8	$—	$—	$3,127.6	$2,628.2
Cost of sales	4,888.0	—	—	2,628.9	2,259.1
Gross profit	867.8	—	—	498.7	369.1
Selling, general and administrative expenses	668.9	—	6.8	364.5	297.6
Depreciation	27.1	—	0.4	14.6	12.1
Operating income	171.8	—	(7.2)	119.6	59.4
Floor plan interest expense	(21.0)	—	(2.4)	(14.3)	(4.3)
Other interest expense	(30.4)	—	(19.3)	(3.0)	(8.1)
Equity in earnings of affiliates	39.5	—	38.0	—	1.5
Equity in earnings of subsidiaries	—	(150.0)	150.0	—	—
Income from continuing operations before income taxes	159.9	(150.0)	159.1	102.3	48.5
Income taxes	(41.5)	39.1	(41.5)	(29.5)	(9.6)
Income from continuing operations	118.4	(110.9)	117.6	72.8	38.9
Income from discontinued operations, net of tax	0.1	(0.1)	0.1	0.1	—
Net income	118.5	(111.0)	117.7	72.9	38.9
Other comprehensive (loss) income, net of tax	(14.5)	17.2	(14.5)	—	(17.2)
Comprehensive income	104.0	(93.8)	103.2	72.9	21.7
Less: Comprehensive income (loss) attributable to non-controlling interests	0.8	(0.2)	0.2	—	0.8
Comprehensive income attributable to Penske Automotive Group common stockholders	$103.2	$(93.6)	$103.0	$72.9	$20.9

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2018

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Revenues	$5,940.3	$—	$—	$3,071.8	$2,868.5
Cost of sales	5,050.5	—	—	2,582.3	2,468.2
Gross profit	889.8	—	—	489.5	400.3
Selling, general and administrative expenses	675.4	—	6.6	359.7	309.1
Depreciation	25.7	—	0.4	13.7	11.6
Operating income	188.7	—	(7.0)	116.1	79.6
Floor plan interest expense	(19.9)	—	(1.8)	(12.3)	(5.8)
Other interest expense	(28.6)	—	(18.9)	(2.0)	(7.7)
Equity in earnings of affiliates	36.0	—	35.0	—	1.0
Equity in earnings of subsidiaries	—	(168.3)	168.3	—	—
Income from continuing operations before income taxes	176.2	(168.3)	175.6	101.8	67.1
Income taxes	(41.0)	39.4	(41.0)	(27.4)	(12.0)
Income from continuing operations	135.2	(128.9)	134.6	74.4	55.1
Income from discontinued operations, net of tax	—	—	—	—	—
Net income	135.2	(128.9)	134.6	74.4	55.1
Other comprehensive (loss) income, net of tax	(72.8)	68.1	(72.8)	—	(68.1)
Comprehensive income	62.4	(60.8)	61.8	74.4	(13.0)
Less: Comprehensive (loss) income attributable to non-controlling interests	(0.5)	1.1	(1.1)	—	(0.5)
Comprehensive income attributable to Penske Automotive Group common stockholders	$62.9	$(61.9)	$62.9	$74.4	$(12.5)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2019

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Revenues	$11,320.2	$—	$—	$5,979.0	$5,341.2
Cost of sales	9,600.9	—	—	5,011.8	4,589.1
Gross profit	1,719.3	—	—	967.2	752.1
Selling, general and administrative expenses	1,335.3	—	13.4	722.9	599.0
Depreciation	53.5	—	0.7	29.1	23.7
Operating income	330.5	—	(14.1)	215.2	129.4
Floor plan interest expense	(42.8)	—	(4.2)	(29.3)	(9.3)
Other interest expense	(60.3)	—	(38.5)	(6.0)	(15.8)
Equity in earnings of affiliates	66.3	—	63.8	—	2.5
Equity in earnings of subsidiaries	—	(287.1)	287.1	—	—
Income from continuing operations before income taxes	293.7	(287.1)	294.1	179.9	106.8
Income taxes	(76.2)	74.4	(76.3)	(52.5)	(21.8)
Income from continuing operations	217.5	(212.7)	217.8	127.4	85.0
Income from discontinued operations, net of tax	0.2	(0.2)	0.2	0.2	—
Net income	217.7	(212.9)	218.0	127.6	85.0
Other comprehensive (loss) income, net of tax	(6.0)	10.3	(6.0)	—	(10.3)
Comprehensive income	211.7	(202.6)	212.0	127.6	74.7
Less: Comprehensive (loss) income attributable to non-controlling interests	(0.5)	0.1	(0.1)	—	(0.5)
Comprehensive income attributable to Penske Automotive Group common stockholders	$212.2	$(202.7)	$212.1	$127.6	$75.2

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2018

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Revenues	$11,687.2	$—	$—	$5,928.3	$5,758.9
Cost of sales	9,933.0	—	—	4,977.5	4,955.5
Gross profit	1,754.2	—	—	950.8	803.4
Selling, general and administrative expenses	1,338.5	—	12.8	703.0	622.7
Depreciation	51.3	—	0.8	27.3	23.2
Operating income	364.4	—	(13.6)	220.5	157.5
Floor plan interest expense	(38.8)	—	(3.4)	(23.6)	(11.8)
Other interest expense	(58.4)	—	(39.7)	(3.9)	(14.8)
Equity in earnings of affiliates	53.3	—	51.0	—	2.3
Equity in earnings of subsidiaries	—	(325.9)	325.9	—	—
Income from continuing operations before income taxes	320.5	(325.9)	320.2	193.0	133.2
Income taxes	(77.6)	79.2	(77.6)	(52.4)	(26.8)
Income from continuing operations	242.9	(246.7)	242.6	140.6	106.4
Loss from discontinued operations, net of tax	0.1	(0.1)	0.1	0.1	—
Net income	243.0	(246.8)	242.7	140.7	106.4
Other comprehensive (loss) income, net of tax	(41.0)	36.6	(41.0)	—	(36.6)
Comprehensive income	202.0	(210.2)	201.7	140.7	69.8
Less: Comprehensive (loss) income attributable to non-controlling interests	(0.8)	1.1	(1.1)	—	(0.8)
Comprehensive income attributable to Penske Automotive Group common stockholders	$202.8	$(211.3)	$202.8	$140.7	$70.6

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2019

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group	Subsidiaries	Subsidiaries
Net cash provided by (used in) continuing operating activities	$304.6	$(18.4)	$214.0	$109.0
Investing activities:
Purchase of equipment and improvements	(134.5)	(0.7)	(56.0)	(77.8)
Proceeds from sale of dealerships	7.2	—	7.2	—
Proceeds from sale-leaseback transactions	7.3	—	—	7.3
Acquisitions, net	(1.1)	—	—	(1.1)
Other	(0.9)	(1.3)	—	0.4
Net cash used in continuing investing activities	(122.0)	(2.0)	(48.8)	(71.2)
Financing activities:
Net borrowings (repayments) of long-term debt	9.8	39.9	37.0	(67.1)
Net borrowings (repayments) of floor plan notes payable — non-trade	6.8	(6.4)	(32.8)	46.0
Repurchases of common stock	(130.6)	(130.6)	—	—
Dividends	(64.5)	(64.5)	—	—
Other	0.4	0.4	—	—
Distributions from (to) parent	—	181.6	(179.8)	(1.8)
Net cash (used in) provided by continuing financing activities	(178.1)	20.4	(175.6)	(22.9)
Net cash (used in) provided by discontinued operations	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents	(0.1)	—	—	(0.1)
Net change in cash and cash equivalents	4.4	—	(10.4)	14.8
Cash and cash equivalents, beginning of period	39.4	—	12.9	26.5
Cash and cash equivalents, end of period	$43.8	$—	$2.5	$41.3

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2018

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group	Subsidiaries	Subsidiaries
Net cash provided by (used in) continuing operating activities	$417.0	$(24.5)	$357.2	$84.3
Investing activities:
Purchase of equipment and improvements	(118.8)	(0.4)	(68.4)	(50.0)
Proceeds from sale of dealerships	58.4	—	55.9	2.5
Proceeds from sale-leaseback transactions	5.8	—	—	5.8
Acquisitions, net	(168.6)	—	—	(168.6)
Other	(3.0)	(1.9)	—	(1.1)
Net cash (used in) provided by continuing investing activities	(226.2)	(2.3)	(12.5)	(211.4)
Financing activities:
Net borrowings (repayments) of long-term debt	23.1	(73.0)	(56.5)	152.6
Net (repayments) borrowings of floor plan notes payable — non-trade	(92.9)	1.8	(98.8)	4.1
Repurchases of common stock	(55.8)	(55.8)	—	—
Dividends	(59.0)	(59.0)	—	—
Other	(6.1)	(0.3)	(5.8)	—
Distributions from (to) parent	—	213.1	(198.2)	(14.9)
Net cash (used in) provided by continuing financing activities	(190.7)	26.8	(359.3)	141.8
Net cash provided by discontinued operations	0.2	—	0.2	—
Effect of exchange rate changes on cash and cash equivalents	(0.2)	—	—	(0.2)
Net change in cash and cash equivalents	0.1	—	(14.4)	14.5
Cash and cash equivalents, beginning of period	45.7	—	14.8	30.9
Cash and cash equivalents, end of period	$45.8	$—	$0.4	$45.4

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

During the six months ended June 30, 2019, our business generated $11.3 billion in total revenue, which is comprised of $10.3 billion from retail automotive dealerships, $0.8 billion from retail commercial truck dealerships and $273.6 million from commercial vehicle distribution and other operations.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $20.8 billion in total retail automotive dealership revenue we generated in 2018. As of June 30, 2019, we operated 334 retail automotive franchises, of which 149 franchises are located in the U.S. and 185 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the six months ended June 30, 2019, we retailed and wholesaled more than 316,000 vehicles. We are diversified geographically, with 55% of our total retail automotive dealership revenues in the six months ended June 30, 2019 generated in the U.S. and Puerto Rico and 45% generated outside the U.S. We offer over 40 vehicle brands, with 70% of our retail automotive dealership revenue in the six months ended June 30, 2019 generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz and Porsche. Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products. In the first quarter of 2019, we acquired an additional 8.4% interest in the Jacobs Group, one of our German automotive dealership joint ventures, and now own an 87.8% interest in the Jacobs Group.

We also operate fourteen used vehicle supercenters in the U.S. and the U.K. which retail and wholesale previously owned vehicles under a one price, “no-haggle” methodology. In the first quarter of 2017, we acquired CarSense in the U.S. and CarShop in the U.K. In the first quarter of 2018, we acquired The Car People in the U.K., which began to operate under the CarShop name in June 2019. Our CarSense operations in the U.S. consist of five locations operating in the Philadelphia and Pittsburgh, Pennsylvania market areas, including southern New Jersey. Our CarShop operations in the U.K. consist of nine retail locations and a vehicle preparation center. For the three and six months ended June 30, 2019, these stand-alone used vehicle dealerships retailed 17,775 and 35,815 units and generated $312.1 million and $626.5 million in revenue, respectively.

Retail automotive dealerships represented 90.9% of our total revenues and 89.4% of our total gross profit in the six months ended June 30, 2019.

Retail Commercial Truck Dealership. We operate a heavy and medium duty truck dealership group known as Premier Truck Group (“PTG”) with locations in Texas, Oklahoma, Tennessee, Georgia, and Canada. As of June 30, 2019, PTG operated nineteen locations, offering primarily Freightliner and Western Star branded trucks. PTG also offers a full range of used trucks available for sale as well as service and parts departments, providing a full range of maintenance and repair services.

This business represented 6.7% of our total revenues and 6.6% of our total gross profit in the six months ended June 30, 2019.

In July 2019, our Premier Truck Group subsidiary acquired Warner Truck Centers, a retailer and services provider for Freightliner and Western Star medium and heavy-duty commercial trucks with six locations in Utah and Idaho.

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

These businesses represented 2.4% of our total revenues and 4.0% of our total gross profit in the six months ended June 30, 2019.

Penske Truck Leasing. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation and supply chain services. PTL is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental and contract maintenance, along with logistic services such as dedicated contract carriage, distribution center management, transportation management and lead logistics provider services and dry van truckload carrier services. PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. (“Mitsui”). We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments. We recorded $63.8 million and $51.0 million in equity earnings from this investment for the six months ended June 30, 2019 and 2018, respectively.

Outlook

Retail Automotive Dealership. For the six months ended June 30, 2019, U.S. light vehicle sales decreased 2.4%, as compared to the same period last year, to 8.4 million units, with an increase of 1.4% in sales of trucks, crossovers and sport utility vehicles and a decrease of 10.6% in sales of passenger cars. We believe the sales of trucks, crossovers and sport utility vehicles will continue to outperform passenger car sales, largely due to consumer preference and OEM product offerings. We believe the U.S. market for new light vehicle sales remains strong, but has plateaued and may be impacted in future periods by several different factors including vehicle affordability, consumer confidence, the level of unemployment, the level of OEM incentives, increasing lease returns, interest rates, strong credit availability, the age of vehicles on the road, vehicle innovation, and tariffs, although actual sales may differ materially. We expect lease returns to provide customers in the used vehicle market with an ample supply of affordable late model, low mileage vehicles.

For the six months ended June 30, 2019, U.K. new vehicle registrations decreased 3.4%, as compared to the same period last year, to 1.3 million registrations. We believe the year over year decline is significantly attributable to the economic and political uncertainty caused by the U.K.’s potential exit from the European Union (“Brexit”), which is impacting and may continue to impact new and used sales as well as the economic environment generally, and which may lead to further declines in new and used vehicle sales in future periods. Since no country has previously left the European Union, the outcome of any future negotiations between the U.K. and the European Union is uncertain and may affect the timing, terms of trade, and the level of new vehicle registrations in those markets. In addition, used vehicle values have recently declined in the U.K. due to an oversupply of used vehicles in the market. U.K. sales are being negatively affected by the uncertainty of residual values and potentially higher taxes on diesel-powered vehicles, as the U.K. and Western European countries consider the ramifications of diesel engines on the environment while also providing government incentives on certain electric vehicles. U.K sales of new diesel-powered vehicles experienced a 19.4% decline, while non-diesel vehicles experienced a 4.3% increase in sales during the six months ended June 30, 2019. The U.K and European markets are also being impacted in 2019 by a shortage of product availability due to new fuel economy testing and emissions standards applicable to new vehicles sold in Europe effective September 2018. The fuel economy testing and Co2 emissions testing, known as “Worldwide Harmonised Light Vehicle Testing Procedure” (WLTP) and “Real Driving Emissions” (RDE), requires more extensive vehicle testing and has impacted and is expected to continue to impact the availability of new vehicles for sale for certain manufacturers. Premium/luxury unit sales, which account for approximately 84% of our U.K. new unit sales, continue to outperform the overall market, decreasing 1.0% in the first six months of 2019, as compared to a 3.4% decline for the overall market.

Retail Commercial Truck Dealership. For the six months ended June 30, 2019, North American sales of Class 5-8 medium and heavy-duty trucks, the principal vehicles for our PTG business, increased 9.6% from the same period last year to 297,712 units. The Class 5-7 medium-duty truck market increased 3.4% to 134,401 units, and Class 8 heavy-duty trucks, the largest North American market, increased 15.4% to 163,311 units from the same period last year. Generally strong economic conditions, improved freight metrics, and increased utilization are expected to continue to positively impact the truck market in 2019, and we expect Class 8 retail unit sales to remain strong in North America throughout 2019. According to industry forecasts, Class 8 heavy-duty truck sales are expected to be approximately 325,000 units in 2019.

Commercial Vehicle Distribution. Our PCV Australia distribution business and the on-highway portion of our PPS business each operate principally in the Australian and New Zealand heavy and medium-duty truck markets. For the six months ended June 30, 2019, the Australian heavy-duty truck market reported sales of 6,423 units, representing a decrease of 5.8% from the same period last year, while the New Zealand market reported sales of 1,797 units, representing an increase of 3.9% from the same period last year. The brands we represent in Australia hold a 6.1% market share in the Australian heavy-duty truck market, and a 3.9% market share in New Zealand.

Penske Truck Leasing. We expect PTL to benefit from continued strong demand for its full-service truck leasing, truck rental and contract maintenance, and logistics services resulting from continued positive economic conditions in the United States and customers’ desire to increase efficiency and lower costs by outsourcing non-core responsibilities such as fleet ownership. As a global logistics services provider, we also expect PTL to experience increased demand for its logistics supply chain solutions based primarily on optimizing the use of drivers, trucks, warehouses, and other services within the supply chain. We anticipate continued freight growth, but at slower rates, throughout the remainder of 2019.

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

Aggregate revenue and gross profit decreased $184.5 million and $22.0 million, or 3.1% and 2.5%, respectively, during the three months ended June 30, 2019 and decreased $367.0 million and $34.9 million, or 3.1% and 2.0%, respectively, during the six months ended June 30, 2019, compared to the same periods in 2018. The decreases are largely attributable to same-store decreases in new and used vehicle revenue and gross profit, partially offset by increases in service and parts and Retail Commercial Truck revenue and gross profit.

As exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to weaken against the U.S. Dollar, our U.K. results of operations would translate into less U.S. Dollar reported results. Foreign currency average rate fluctuations decreased revenue and gross profit by $147.9 million and $20.9 million, respectively, for the three months ended June 30, 2019, and decreased revenue and gross profit by $328.5 million and $46.8 million, respectively, for the six months ended June 30, 2019. Foreign currency average rate fluctuations decreased earnings per share from continuing operations by approximately $0.03 per share for the three months ended June 30, 2019 and decreased earnings per share from continuing operations by approximately $0.07 per share for the six months ended June 30, 2019. Excluding the impact of foreign currency average rate fluctuations, revenue and gross profit decreased 0.6% and 0.1%, respectively, for the three months ended June 30, 2019, and decreased 0.3% and increased 0.7%, respectively, for the six months ended June 30, 2019.

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

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Retail Automotive Dealership New Vehicle Data

(In millions, except unit and per unit amounts)

			2019 vs. 2018
New Vehicle Data	2019	2018	Change	% Change
New retail unit sales	55,146	61,071	(5,925)	(9.7)%
Same-store new retail unit sales	54,540	59,938	(5,398)	(9.0)%
New retail sales revenue	$2,310.4	$2,528.6	$(218.2)	(8.6)%
Same-store new retail sales revenue	$2,273.1	$2,479.3	$(206.2)	(8.3)%
New retail sales revenue per unit	$41,896	$41,404	$492	1.2%
Same-store new retail sales revenue per unit	$41,678	$41,365	$313	0.8%
Gross profit — new	$174.8	$189.8	$(15.0)	(7.9)%
Same-store gross profit — new	$170.9	$186.7	$(15.8)	(8.5)%
Average gross profit per new vehicle retailed	$3,170	$3,109	$61	2.0%
Same-store average gross profit per new vehicle retailed	$3,133	$3,115	$18	0.6%
Gross margin % — new	7.6%	7.5%	0.1%	1.3%
Same-store gross margin % — new	7.5%	7.5%	—%	—%

Units

Retail unit sales of new vehicles decreased from 2018 to 2019 due to a 5,398 unit, or 9.0%, decrease in same-store new retail unit sales, coupled with a 527 unit decrease from net dealership acquisitions/dispositions. Same-store units decreased 6.9% in the U.S. primarily due to a decrease in premium and volume foreign brand sales related to product availability and the focus on increasing gross profit per unit retailed. Same-store units decreased 12.1% internationally primarily due to the decline in new vehicle registrations in the U.K., which we believe resulted from uncertainty over low emission and diesel regulations and an overall decline in consumer confidence.

Revenues

New vehicle retail sales revenue decreased from 2018 to 2019 due to a $206.2 million, or 8.3%, decrease in same-store revenues, coupled with a $12.0 million decrease from net dealership acquisitions/dispositions. Excluding $52.2 million of unfavorable foreign currency fluctuations, same-store new retail revenue decreased 6.2%. The same-store revenue decrease is due to the decrease in same-store unit sales, which decreased revenue by $223.3 million, offset by a $313 per unit increase in comparative average selling prices (including a $958 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $17.1 million.

Gross Profit

Retail gross profit from new vehicle sales decreased from 2018 to 2019 due to a $15.8 million, or 8.5%, decrease in same-store gross profit, partially offset by a $0.8 million increase from net dealership acquisitions/dispositions. Excluding $4.5 million of unfavorable foreign currency fluctuations, same-store gross profit decreased 6.1%. The decrease in same-store gross profit is due the decrease in same-store new retail unit sales, which decreased gross profit by $16.8 million, partially offset by an $18 per unit increase in the average gross profit per new vehicle retailed (including an $83 per unit decrease attributable to unfavorable foreign currency fluctuations) which increased gross profit by $1.0 million.

Retail Automotive Dealership Used Vehicle Data

(In millions, except unit and per unit amounts)

			2019 vs. 2018
Used Vehicle Data	2019	2018	Change	% Change
Used retail unit sales	72,066	73,143	(1,077)	(1.5)%
Same-store used retail unit sales	71,411	71,804	(393)	(0.5)%
Used retail sales revenue	$1,852.7	$1,896.9	$(44.2)	(2.3)%
Same-store used retail sales revenue	$1,833.7	$1,869.0	$(35.3)	(1.9)%
Used retail sales revenue per unit	$25,708	$25,934	$(226)	(0.9)%
Same-store used retail sales revenue per unit	$25,678	$26,029	$(351)	(1.3)%
Gross profit — used	$101.6	$112.5	$(10.9)	(9.7)%
Same-store gross profit — used	$100.4	$111.0	$(10.6)	(9.5)%
Average gross profit per used vehicle retailed	$1,410	$1,538	$(128)	(8.3)%
Same-store average gross profit per used vehicle retailed	$1,406	$1,546	$(140)	(9.1)%
Gross margin % — used	5.5%	5.9%	(0.4)%	(6.8)%
Same-store gross margin % — used	5.5%	5.9%	(0.4)%	(6.8)%

Units

Retail unit sales of used vehicles decreased from 2018 to 2019 due to a 684 unit decrease from net dealership acquisitions/dispositions, coupled with a 393 unit, or 0.5%, decrease in same-store used retail unit sales. Same-store units increased 0.8% internationally and decreased 2.1% in the U.S. Same-store retail units for our used vehicle supercenters decreased 5.6%. Overall, used units decreased 3.9% in the U.S. and increased 0.7% internationally.

Revenues

Used vehicle retail sales revenue decreased from 2018 to 2019 due to a $35.3 million, or 1.9%, decrease in same-store revenues, coupled with an $8.9 million decrease from net dealership acquisitions/dispositions. Excluding $58.1 million of unfavorable foreign currency fluctuations, same-store used retail revenue increased 1.2%. The same-store revenue decrease is primarily due to a $351 per unit decrease in comparative average selling prices (including an $814 per unit decrease attributable to unfavorable foreign currency fluctuations), which decreased revenue by $25.1 million, coupled with a decrease in same-store used retail unit sales, which decreased revenue by $10.2 million. The average sales price per unit for our used vehicle supercenters is $14,797 compared to $29,281 at our franchised dealerships.

Gross Profit

Retail gross profit from used vehicle sales decreased from 2018 to 2019 due to a $10.6 million, or 9.5%, decrease in same-store gross profit, coupled with a $0.3 million decrease from net dealership acquisitions/dispositions. Excluding $2.8 million of unfavorable foreign currency fluctuations, same-store gross profit decreased 7.0%. The decrease in same-store gross profit is due to a $140 per unit decrease in average gross profit per used vehicle retailed (including a $39 per unit decrease attributable to unfavorable foreign currency fluctuations), which decreased gross profit by $10.0 million, coupled with a decrease in same-store used retail unit sales, which decreased gross profit by $0.6 million. Same-store gross profit per unit in the U.S. and U.K decreased 1.0% and 14.5%, respectively. The decrease in the U.K. is generally due to the temporary oversupply of used vehicles in the market.

Retail Automotive Dealership Finance and Insurance Data

(In millions, except unit and per unit amounts)

			2019 vs. 2018
Finance and Insurance Data	2019	2018	Change	% Change
Total retail unit sales	127,212	134,214	(7,002)	(5.2)%
Total same-store retail unit sales	125,951	131,742	(5,791)	(4.4)%
Finance and insurance revenue	$165.5	$162.9	$2.6	1.6%
Same-store finance and insurance revenue	$164.0	$160.3	$3.7	2.3%
Finance and insurance revenue per unit	$1,301	$1,213	$88	7.3%
Same-store finance and insurance revenue per unit	$1,302	$1,217	$85	7.0%

Finance and insurance revenue increased from 2018 to 2019 due to a $3.7 million, or 2.3%, increase in same-store revenues, partially offset by a $1.1 million decrease from net dealership acquisitions/dispositions. Excluding $4.3 million of unfavorable foreign currency fluctuations, same-store finance and insurance revenue increased 5.0%. The same-store revenue increase is due an $85 per unit increase in finance and insurance revenue per unit (including a $34 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $10.7 million, partially offset by a decrease in same-store retail unit sales, which decreased revenue by $7.0 million. Finance and insurance revenue per unit increased 7.8% in the U.S. and 5.8% in the U.K. We believe the increase in same-store finance and insurance revenue per unit is primarily due to our efforts to increase finance and insurance revenue, which include implementing new tools for menu presentation and document processing, additional training, adding resources to target underperforming locations, product penetration, and changes to product portfolios.

Retail Automotive Dealership Service and Parts Data

(In millions)

			2019 vs. 2018
Service and Parts Data	2019	2018	Change	% Change
Service and parts revenue	$550.7	$547.8	$2.9	0.5%
Same-store service and parts revenue	$541.9	$536.5	$5.4	1.0%
Gross profit — service and parts	$328.3	$328.2	$0.1	0.0%
Same-store service and parts gross profit	$323.2	$321.9	$1.3	0.4%
Gross margin % — service and parts	59.6%	59.9%	(0.3)%	(0.5)%
Same-store service and parts gross margin %	59.6%	60.0%	(0.4)%	(0.7)%

Revenues

Service and parts revenue increased from 2018 to 2019, with an increase of 1.6% in the U.S., partially offset by a decrease of 1.5% internationally. The overall increase in service and parts revenue is due to a $5.4 million, or 1.0%, increase in same-store revenues during the period, partially offset by a $2.5 million decrease from net dealership acquisitions/dispositions. Excluding $11.0 million of unfavorable foreign currency fluctuations, same-store service and parts revenue increased 3.1%. The increase in same-store revenue is due to a $15.9 million, or 12.6%, increase in warranty revenue, partially offset by a $10.5 million, or 2.8%, decrease in customer pay revenue.

Gross Profit

Service and parts gross profit increased from 2018 to 2019 due to a $1.3 million, or 0.4%, increase in same-store gross profit during the period, partially offset by a $1.2 million decrease from net dealership acquisitions/dispositions. Excluding $6.4 million of unfavorable foreign currency fluctuations, same-store gross profit increased 2.4%. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $3.2 million, partially offset by a 0.4% decrease in gross margin, which decreased gross profit by $1.9 million. The same-store gross profit increase is due to a $6.6 million, or 9.6%, increase in warranty gross profit, partially offset by a $5.0 million, or 2.8%, decrease in customer pay gross profit, and a $0.3 million, or 0.4%, decrease in vehicle preparation and body shop gross profit.

Retail Commercial Truck Dealership Data

(In millions, except unit and per unit amounts)

			2019 vs. 2018
New Commercial Truck Data	2019	2018	Change	% Change
New retail unit sales	2,647	2,021	626	31.0%
Same-store new retail unit sales	2,647	2,021	626	31.0%
New retail sales revenue	$296.0	$210.7	$85.3	40.5%
Same-store new retail sales revenue	$296.0	$210.7	$85.3	40.5%
New retail sales revenue per unit	$111,818	$104,263	$7,555	7.2%
Same-store new retail sales revenue per unit	$111,818	$104,263	$7,555	7.2%
Gross profit — new	$11.8	$9.5	$2.3	24.2%
Same-store gross profit — new	$11.8	$9.5	$2.3	24.2%
Average gross profit per new truck retailed	$4,461	$4,673	$(212)	(4.5)%
Same-store average gross profit per new truck retailed	$4,461	$4,673	$(212)	(4.5)%
Gross margin % — new	4.0%	4.5%	(0.5)%	(11.1)%
Same-store gross margin % — new	4.0%	4.5%	(0.5)%	(11.1)%

Units

Retail unit sales of new trucks increased from 2018 to 2019 due to a 626 unit increase in same-store retail unit sales. Same-store new truck units increased 31.0% from 2018 to 2019, largely due to the 13.6% increase in the North American Class 8 heavy-duty truck market during the three months ended June 30, 2019.

Revenues

New commercial truck retail sales revenue increased from 2018 to 2019 due to an $85.3 million increase in same-store revenues. The same-store revenue increase is due to an increase in same-store new retail unit sales, which increased revenue by $70.0 million, coupled with a $7,555 per unit increase in comparative average selling prices, which increased revenue by $15.3 million.

Gross Profit

New commercial truck retail gross profit increased from 2018 to 2019 due to a $2.3 million increase in same-store gross profit. The increase in same-store gross profit is due to an increase in same-store new retail unit sales, which increased gross profit by $2.7 million, partially offset by a $212 per unit decrease in average gross profit per new truck retailed, which decreased gross profit by $0.4 million.

			2019 vs. 2018
Used Commercial Truck Data	2019	2018	Change	% Change
Used retail unit sales	441	486	(45)	(9.3)%
Same-store used retail unit sales	441	486	(45)	(9.3)%
Used retail sales revenue	$27.6	$27.3	$0.3	1.1%
Same-store used retail sales revenue	$27.6	$27.3	$0.3	1.1%
Used retail sales revenue per unit	$62,693	$56,175	$6,518	11.6%
Same-store used retail sales revenue per unit	$62,693	$56,175	$6,518	11.6%
Gross profit — used	$2.9	$3.1	$(0.2)	(6.5)%
Same-store gross profit — used	$2.9	$3.1	$(0.2)	(6.5)%
Average gross profit per used truck retailed	$6,575	$6,469	$106	1.6%
Same-store average gross profit per used truck retailed	$6,575	$6,469	$106	1.6%
Gross margin % — used	10.5%	11.4%	(0.9)%	(7.9)%
Same-store gross margin % — used	10.5%	11.4%	(0.9)%	(7.9)%

Units

Retail unit sales of used trucks decreased from 2018 to 2019 due to a 45, or 9.3%, unit decrease in same-store retail unit sales. The decline in used truck sales is generally related to an increasing supply in the secondary market, stemming from the strength of the medium and heavy-duty new truck market.

Revenues

Used commercial truck retail sales revenue increased from 2018 to 2019 due to a $0.3 million increase in same-store revenues. The same-store revenue increase is due to a $6,518 per unit increase in comparative average selling prices, which increased revenue by $2.8 million, partially offset by the decrease in same-store used retail unit sales, which decreased revenue by $2.5 million.

Gross Profit

Used commercial truck retail gross profit decreased from 2018 to 2019 due to a $0.2 million decrease in same-store gross profit. The decrease in same-store gross profit is due to a decrease in same-store used retail unit sales, which decreased gross profit by $0.3 million, partially offset by a $106 per unit increase in average gross profit per used truck retailed, which increased gross profit by $0.1 million.

			2019 vs. 2018
Service and Parts Data	2019	2018	Change	% Change
Service and parts revenue	$94.6	$92.2	$2.4	2.6%
Same-store service and parts revenue	$94.6	$91.8	$2.8	3.1%
Gross profit — service and parts	$37.3	$35.9	$1.4	3.9%
Same-store service and parts gross profit	$37.3	$35.7	$1.6	4.5%
Gross margin % — service and parts	39.4%	38.9%	0.5%	1.3%
Same-store service and parts gross margin %	39.4%	38.9%	0.5%	1.3%

Revenues

Service and parts revenue increased from 2018 to 2019 due to a $2.8 million increase in same-store revenues, partially offset by a $0.4 million decrease from net dealership acquisitions/dispositions. Customer pay work represents approximately 84.9% of PTG’s service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The increase in same-store revenue is due to a $2.4 million, or 3.1%, increase in customer pay revenue, a $0.3 million, or 9.7%, increase in body shop revenue, and a $0.1 million, or 0.9%, increase in warranty revenue.

Gross Profit

Service and parts gross profit increased from 2018 to 2019 due to a $1.6 million increase in same-store gross profit, partially offset by a $0.2 million decrease from net dealership acquisitions/dispositions. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $1.1 million, coupled with a 0.5% increase in gross margin, which increased gross profit by $0.5 million. The same-store gross profit increase is due to a $1.0 million, or 3.8%, increase in customer pay gross profit, a $0.3 million, or 5.2%, increase in warranty gross profit, and a $0.3 million, or 8.3%, increase in body shop revenue

Commercial Vehicle Distribution Data

(In millions, except unit amounts)

			2019 vs. 2018
Commercial Vehicles Australia Data	2019	2018	Change	% Change
Vehicle and parts unit sales	485	408	77	18.9%
Sales revenue	$132.7	$145.0	$(12.3)	(8.5)%
Gross profit	$34.3	$39.3	$(5.0)	(12.7)%

Our commercial vehicle distribution business is comprised of our Penske Commercial Vehicles Australia business and our Penske Power Systems business. The increase in units is due to an improved truck market in both Australia and New Zealand in 2019 compared to 2018 and increased efforts to integrate PCV Australia operations with PPS locations now selling PCV Australia brands. The decline in revenue from 2018 to 2019 is largely attributable to the timing of customer deliveries and unfavorable foreign exchange, which decreased revenue and gross profit by $10.5 million and $2.7 million, respectively.

Selling, General and Administrative Data

(In millions)

			2019 vs. 2018
Selling, General and Administrative Data	2019	2018	Change	% Change
Personnel expense	$390.5	$392.9	$(2.4)	(0.6)%
Advertising expense	$27.2	$30.2	$(3.0)	(9.9)%
Rent & related expense	$84.6	$84.8	$(0.2)	(0.2)%
Other expense	$166.6	$167.5	$(0.9)	(0.5)%
Total SG&A expenses	$668.9	$675.4	$(6.5)	(1.0)%
Same-store SG&A expenses	$659.2	$663.0	$(3.8)	(0.6)%

Personnel expense as % of gross profit	45.0%	44.2%	0.8%	1.8%
Advertising expense as % of gross profit	3.1%	3.4%	(0.3)%	(8.8)%
Rent & related expense as % of gross profit	9.8%	9.5%	0.3%	3.1%
Other expense as % of gross profit	19.2%	18.8%	0.4%	2.1%
Total SG&A expenses as % of gross profit	77.1%	75.9%	1.2%	1.6%
Same-store SG&A expenses as % of same-store gross profit	77.0%	75.7%	1.3%	1.7%

Selling, general and administrative expenses (“SG&A”) decreased from 2018 to 2019 due to a $3.8 million decrease in same-store SG&A, coupled with a $2.7 million decrease from net acquisitions/dispositions. Excluding the $16.9 million reduction related to foreign currency fluctuations, same-store SG&A increased 2.0%. The decrease in SG&A is primarily due to a decrease in variable personnel expenses as a result of the 2.5% decrease in gross profit compared to the prior year. SG&A as a percentage of gross profit was 77.1%, an increase of 120 basis points compared to 75.9% in the prior year. SG&A expenses as a percentage of total revenue was 11.6% and 11.4% in the three months ended June 30, 2019 and 2018.

Depreciation

(In millions)

			2019 vs. 2018
	2019	2018	Change	% Change
Depreciation	$27.1	$25.7	$1.4	5.4%

Depreciation increased from 2018 to 2019 due to a $1.7 million, or 6.8%, increase in same-store depreciation, partially offset by a $0.3 million decrease from net dealership acquisitions/dispositions. The overall same-store increase is primarily related to our ongoing facility improvements and expansion programs.

Floor Plan Interest Expense

(In millions)

			2019 vs. 2018
	2019	2018	Change	% Change
Floor plan interest expense	$21.0	$19.9	$1.1	5.5%

Floor plan interest expense increased from 2018 to 2019 due to a $1.1 million, or 5.7%, increase in same-store floor plan interest expense. The overall increase is primarily due to increases in amounts outstanding under floor plan arrangements, due in part to increased levels of vehicle inventory, and increases in applicable rates.

Other Interest Expense

(In millions)

			2019 vs. 2018
	2019	2018	Change	% Change
Other interest expense	$30.4	$28.6	$1.8	6.3%

Other interest expense increased from 2018 to 2019 primarily due to increases in applicable rates.

Equity in Earnings of Affiliates

(In millions)

			2019 vs. 2018
	2019	2018	Change	% Change
Equity in earnings of affiliates	$39.5	$36.0	$3.5	9.7%

Equity in earnings of affiliates increased from 2018 to 2019 due to an increase of $3.0 million in earnings from our investment in PTL, coupled with an increase in earnings from our retail automotive joint ventures.

Income Taxes

(In millions)

			2019 vs. 2018
	2019	2018	Change	% Change
Income taxes	$41.5	$41.0	$0.5	1.2%

Income taxes increased from 2018 to 2019 primarily due to an increase in our effective tax rate, partially offset by a $16.3 million decrease in our pretax income compared to the prior year. Our effective tax rate was 26.0% during the three months ended June 30, 2019 compared to 23.3% during the three months ended June 30, 2018, primarily due to fluctuations in our geographic pre-tax income mix.

Six months Ended June 30, 2019 Compared to Six months Ended June 30, 2018

Retail Automotive Dealership New Vehicle Data

(In millions, except unit and per unit amounts)

			2019 vs. 2018
New Vehicle Data	2019	2018	Change	% Change
New retail unit sales	109,516	120,333	(10,817)	(9.0)%
Same-store new retail unit sales	107,166	117,529	(10,363)	(8.8)%
New retail sales revenue	$4,541.6	$4,975.4	$(433.8)	(8.7)%
Same-store new retail sales revenue	$4,427.4	$4,861.1	$(433.7)	(8.9)%
New retail sales revenue per unit	$41,470	$41,347	$123	0.3%
Same-store new retail sales revenue per unit	$41,314	$41,360	$(46)	(0.1)%
Gross profit — new	$347.5	$373.0	$(25.5)	(6.8)%
Same-store gross profit — new	$337.2	$365.6	$(28.4)	(7.8)%
Average gross profit per new vehicle retailed	$3,173	$3,100	$73	2.4%
Same-store average gross profit per new vehicle retailed	$3,146	$3,111	$35	1.1%
Gross margin % — new	7.7%	7.5%	0.2%	2.7%
Same-store gross margin % — new	7.6%	7.5%	0.1%	1.3%

Units

Retail unit sales of new vehicles decreased from 2018 to 2019 due to a 10,363 unit, or 8.8%, decrease in same-store new retail unit sales, coupled with a 454 unit decrease from net dealership acquisitions/dispositions. Same-store units decreased 6.4% in the U.S. primarily due to a decrease in premium and volume foreign sales related to product availability and the focus on increasing gross profit per unit retailed. Same-store units decreased 12.0% internationally primarily due to the decline in new vehicle registrations in the U.K., which we believe resulted from uncertainty over low emission and diesel regulations and an overall decline in consumer confidence., coupled with a temporary shortage of product availability resulting from the “Worldwide Harmonised Light Vehicle Testing Procedure” (WLTP) fuel economy testing and emissions standards applicable to new vehicles sold in Europe.

Revenues

New vehicle retail sales revenue decreased from 2018 to 2019 due to a $433.7 million, or 8.9%, decrease in same-store revenues, coupled with a $0.1 million decrease from net dealership acquisitions/dispositions. Excluding $112.0 million of unfavorable foreign currency fluctuations, same-store new retail revenue decreased 6.6%. The same-store revenue decrease is due to a decrease in same-store new retail unit sales, which decreased revenue by $428.7 million, coupled with a $46 per unit decrease in comparative average selling prices (including a $1,044 per unit decrease attributable to unfavorable foreign currency fluctuations), which decreased revenue by $5.0 million.

Gross Profit

Retail gross profit from new vehicle sales decreased from 2018 to 2019 due to a $28.4 million, or 7.8%, decrease in same-store gross profit, partially offset by a $2.9 million increase from net dealership acquisitions/dispositions. Excluding $9.7 million of unfavorable foreign currency fluctuations, same-store gross profit decreased 5.1%. The decrease in same-store gross profit is due to a decrease in same-store new retail unit sales, which decreased gross profit by $32.2 million, partially offset by a $35 per unit increase in the average gross profit per new vehicle retailed (including a $91 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased gross profit by $3.8 million.

Retail Automotive Dealership Used Vehicle Data

(In millions, except unit and per unit amounts)

			2019 vs. 2018
Used Vehicle Data	2019	2018	Change	% Change
Used retail unit sales	144,810	146,371	(1,561)	(1.1)%
Same-store used retail unit sales	142,657	143,151	(494)	(0.3)%
Used retail sales revenue	$3,704.7	$3,763.7	$(59.0)	(1.6)%
Same-store used retail sales revenue	$3,650.0	$3,697.3	$(47.3)	(1.3)%
Used retail sales revenue per unit	$25,583	$25,713	$(130)	(0.5)%
Same-store used retail sales revenue per unit	$25,586	$25,828	$(242)	(0.9)%
Gross profit — used	$194.5	$222.2	$(27.7)	(12.5)%
Same-store gross profit — used	$194.0	$218.8	$(24.8)	(11.3)%
Average gross profit per used vehicle retailed	$1,343	$1,518	$(175)	(11.5)%
Same-store average gross profit per used vehicle retailed	$1,360	$1,529	$(169)	(11.1)%
Gross margin % — used	5.3%	5.9%	(0.6)%	(10.2)%
Same-store gross margin % — used	5.3%	5.9%	(0.6)%	(10.2)%

Units

Retail unit sales of used vehicles decreased from 2018 to 2019 due to a 1,067 unit decrease from net dealership acquisitions/dispositions, coupled with a 494 unit, or 0.3%, decrease in same-store used retail unit sales. Same-store units decreased 2.7% in the U.S. and increased 1.6% internationally. Same-store retail units for our used vehicle supercenters decreased 4.5%. Overall, used units decreased 4.5% in the U.S. and increased 1.9% internationally.

Revenues

Used vehicle retail sales revenue decreased from 2018 to 2019 due to a $47.3 million, or 1.3%, decrease in same-store revenues, coupled with an $11.7 million decrease from net dealership acquisitions/dispositions. Excluding $128.8 million of unfavorable foreign currency fluctuations, same-store used retail revenue increased 2.2%. The same-store revenue decrease is primarily due to a $242 per unit decrease in comparative average selling prices (including a $903 per unit decrease attributable to unfavorable foreign currency fluctuations), which decreased revenue by $34.5 million, coupled with a decrease in same-store used retail unit sales, which decreased revenue by $12.8 million. The average sales price per unit for our used vehicle supercenters is $14,681 compared to $29,166 at our franchised dealerships.

Gross Profit

Retail gross profit from used vehicle sales decreased from 2018 to 2019 due to a $24.8 million, or 11.3%, decrease in same-store gross profit, coupled with a $2.9 million decrease from net dealership acquisitions/dispositions. Excluding $6.1 million of unfavorable foreign currency fluctuations, same-store gross profit decreased 8.5%. The decrease in same-store gross profit is due to a $169 per unit decrease in average gross profit per used vehicle retailed (including a $43 per unit decrease attributable to unfavorable foreign currency fluctuations), which decreased gross profit by $24.1 million, coupled with a decrease in same-store used retail unit sales, which decreased gross profit by $0.7 million. Same-store gross profit per unit in the U.S. and U.K decreased 3.4% and 13.7%, respectively. The decrease in the U.K. is generally due to the temporary oversupply of used vehicles in the market.

Retail Automotive Dealership Finance and Insurance Data

(In millions, except unit and per unit amounts)

			2019 vs. 2018
Finance and Insurance Data	2019	2018	Change	% Change
Total retail unit sales	254,326	266,704	(12,378)	(4.6)%
Total same-store retail unit sales	249,823	260,680	(10,857)	(4.2)%
Finance and insurance revenue	$325.5	$323.7	$1.8	0.6%
Same-store finance and insurance revenue	$321.0	$318.1	$2.9	0.9%
Finance and insurance revenue per unit	$1,280	$1,213	$67	5.5%
Same-store finance and insurance revenue per unit	$1,285	$1,220	$65	5.3%

Finance and insurance revenue increased from 2018 to 2019 due to a $2.9 million, or 0.9%, increase in same-store revenues, partially offset by a $1.1 million decrease from net dealership acquisitions/dispositions. Excluding $9.3 million of unfavorable foreign currency fluctuations, same-store finance and insurance revenue increased 3.8%. The same-store revenue increase is due to a $65 per unit increase in comparative average selling prices (including a $37 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $16.2 million, partially offset by the decrease in same-store retail unit sales, which decreased revenue by $13.3 million. Finance and insurance revenue per unit increased 7.6% in the U.S. and 2.1% in the U.K. We believe the increase in same-store finance and insurance revenue per unit in the U.S. is primarily due to our efforts to increase finance and insurance revenue, which include implementing new tools for menu presentation and document processing, additional training, adding resources to target underperforming locations, product penetration, and changes to product portfolios.

Retail Automotive Dealership Service and Parts Data

(In millions)

			2019 vs. 2018
Service and Parts Data	2019	2018	Change	% Change
Service and parts revenue	$1,110.5	$1,091.3	$19.2	1.8%
Same-store service and parts revenue	$1,086.3	$1,065.1	$21.2	2.0%
Gross profit — service and parts	$659.7	$646.3	$13.4	2.1%
Same-store service and parts gross profit	$645.2	$630.8	$14.4	2.3%
Gross margin % — service and parts	59.4%	59.2%	0.2%	0.3%
Same-store service and parts gross margin %	59.4%	59.2%	0.2%	0.3%

Revenues

Service and parts revenue increased from 2018 to 2019, with an increase of 2.5% in the U.S. and 0.4% internationally. The overall increase in service and parts revenue is due to a $21.2 million, or 2.0%, increase in same-store revenues, partially offset by a $2.0 million decrease from net dealership acquisitions/dispositions. Excluding $24.7 million of unfavorable foreign currency fluctuations, same-store service and parts revenue increased 4.3%. The increase in same-store revenue is due to a $28.5 million, or 11.1%, increase in warranty revenue, partially offset by a $6.5 million, or 0.9%, decrease in customer pay revenue, and a $0.8 million, or 1.1%, decrease in vehicle preparation and body shop revenue.

Gross Profit

Service and parts gross profit increased from 2018 to 2019 due to a $14.4 million, or 2.3%, increase in same-store gross profit, partially offset by a $1.0 million decrease from net dealership acquisitions/dispositions. Excluding $14.3 million of unfavorable foreign currency fluctuations, same-store gross profit increased 4.5%. The same-store gross profit increase is due to an increase in same-store revenues, which increased gross profit by $12.6 million, coupled with a 0.2% increase in gross margin, which increased gross profit by $1.8 million. The same-store gross profit increase is due to a $13.4 million, or 9.7%, increase in warranty gross profit, a $0.6 million, or 0.4%, increase in vehicle preparation and body shop gross profit, and a $0.4 million, or 0.1%, increase in customer pay gross profit.

Retail Commercial Truck Dealership Data

(In millions, except unit and per unit amounts)

			2019 vs. 2018
New Commercial Truck Data	2019	2018	Change	% Change
New retail unit sales	4,534	3,676	858	23.3%
Same-store new retail unit sales	4,465	3,646	819	22.5%
New retail sales revenue	$503.4	$381.1	$122.3	32.1%
Same-store new retail sales revenue	$495.2	$377.5	$117.7	31.2%
New retail sales revenue per unit	$111,014	$103,685	$7,329	7.1%
Same-store new retail sales revenue per unit	$110,909	$103,545	$7,364	7.1%
Gross profit — new	$22.0	$16.2	$5.8	35.8%
Same-store gross profit — new	$21.4	$15.9	$5.5	34.6%
Average gross profit per new truck retailed	$4,848	$4,400	$448	10.2%
Same-store average gross profit per new truck retailed	$4,786	$4,358	$428	9.8%
Gross margin % — new	4.4%	4.3%	0.1%	2.3%
Same-store gross margin % — new	4.3%	4.2%	0.1%	2.4%

Units

Retail unit sales of new trucks increased from 2018 to 2019 primarily due to an 819, or 22.5%, unit increase in same-store retail unit sales, coupled with a 39 unit increase from net dealership acquisitions/dispositions. Same-store new truck units increased 22.5% from 2018 to 2019, largely due to the 15.4% increase in the North American Class 8 heavy-duty truck market during the six months ended June 30, 2019.

Revenues

New commercial truck retail sales revenue increased from 2018 to 2019 due to a $117.7 million increase in same-store revenues, coupled with a $4.6 million increase from net dealership acquisitions/dispositions. The same-store revenue increase is due to the increase in same-store new retail unit sales, which increased revenue by $90.8 million, coupled with a $7,364 per unit increase in comparative average selling prices, which increased revenue by $26.9 million.

Gross Profit

New commercial truck retail gross profit increased from 2018 to 2019 due to a $5.5 million increase in same-store gross profit, coupled with a $0.3 million increase from net dealership acquisitions/dispositions. The increase in same-store gross profit is due to the increase in same-store new retail unit sales, which increased gross profit by $3.9 million, coupled with a $428 per unit increase in average gross profit per new truck retailed, which increased gross profit by $1.6 million.

			2019 vs. 2018
Used Commercial Truck Data	2019	2018	Change	% Change
Used retail unit sales	857	937	(80)	(8.5)%
Same-store used retail unit sales	846	936	(90)	(9.6)%
Used retail sales revenue	$51.7	$53.8	$(2.1)	(3.9)%
Same-store used retail sales revenue	$51.4	$53.7	$(2.3)	(4.3)%
Used retail sales revenue per unit	$60,430	$57,394	$3,036	5.3%
Same-store used retail sales revenue per unit	$60,721	$57,390	$3,331	5.8%
Gross profit — used	$5.6	$5.8	$(0.2)	(3.4)%
Same-store gross profit — used	$5.6	$5.8	$(0.2)	(3.4)%
Average gross profit per used truck retailed	$6,566	$6,161	$405	6.6%
Same-store average gross profit per used truck retailed	$6,580	6,148	$432	7.0%
Gross margin % — used	10.8%	10.8%	—%	—%
Same-store gross margin % — used	10.9%	10.8%	0.1%	0.9%

Units

Retail unit sales of used trucks decreased from 2018 to 2019 due to a 90, or 9.6%, unit decrease in same-store retail unit sales, partially offset by a 10 unit increase from net dealership acquisitions/dispositions. The decline in used truck sales is generally related to an increasing supply in the secondary market, stemming from the strength of the medium and heavy-duty new truck market.

Revenues

Used commercial truck retail sales revenue decreased from 2018 to 2019 due to a $2.3 million decrease in same-store revenues, partially offset a $0.2 million increase from net dealership acquisitions/dispositions. The same-store revenue decrease is due to the decrease in same-store used retail unit sales, which decreased revenue by $5.1 million, partially offset by a $3,331 per unit increase in comparative average selling prices, which increased revenue by $2.8 million.

Gross Profit

Used commercial truck retail gross profit decreased from 2018 to 2019 due to a $0.2 million decrease in same-store gross profit. The decrease in same-store gross profit is due to the decrease in same-store used retail unit sales, which decreased gross profit by $0.6 million, partially offset by a $432 per unit increase in average gross profit per used truck retailed, which increased gross profit by $0.4 million.

			2019 vs. 2018
Service and Parts Data	2019	2018	Change	% Change
Service and parts revenue	$186.1	$182.6	$3.5	1.9%
Same-store service and parts revenue	$184.1	$180.5	$3.6	2.0%
Gross profit — service and parts	$73.4	$69.9	$3.5	5.0%
Same-store service and parts gross profit	$72.6	$69.1	$3.5	5.1%
Gross margin % — service and parts	39.4%	38.3%	1.1%	2.9%
Same-store service and parts gross margin %	39.4%	38.3%	1.1%	2.9%

Revenues

Service and parts revenue increased from 2018 to 2019 due to a $3.6 million increase in same-store revenues, partially offset by a $0.1 million decrease from net dealership acquisitions/dispositions. Customer pay work represents approximately 84.7% of PTG’s service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The increase in same-store revenue is due to a $1.9 million, or 1.2%, increase in customer pay revenue, a $1.0 million, or 4.6%, increase in warranty revenue, and a $0.7 million, or 11.5%, increase in body shop revenue.

Gross Profit

Service and parts gross profit increased from 2018 to 2019 due to a $3.5 million increase in same-store gross profit. The same-store gross profit increase is due to a 1.1% increase in gross margin, which increased gross profit by $2.1 million, coupled with the increase in same-store revenues, which increased gross profit by $1.4 million. The same-store gross profit increase is due to a $2.1 million, or 4.1%, increase in customer pay gross profit, a $1.2 million, or 11.4%, increase in warranty gross profit, and a $0.2 million, or 2.7%, increase in body shop gross profit.

Commercial Vehicle Distribution Data

(In millions, except unit amounts)

			2019 vs. 2018
Commercial Vehicles Australia Data	2019	2018	Change	% Change
Vehicle and parts unit sales	929	779	150	19.3%
Sales revenue	$273.6	$302.7	$(29.1)	(9.6)%
Gross profit	$69.8	$78.7	$(8.9)	(11.3)%

Our commercial vehicle distribution business is comprised of our Penske Commercial Vehicles Australia business and our Penske Power Systems business. The increase in units is due to an improved truck market in both Australia and New Zealand in 2019 compared to 2018 and increased efforts to integrate PCV Australia operations with PPS locations now selling PCV Australia brands. The decline in revenue from 2018 to 2019 is largely attributable to the timing of customer deliveries and unfavorable foreign exchange, which decreased revenue and gross profit by $24.4 million and $6.3 million, respectively.

Selling, General and Administrative Data

(In millions)

			2019 vs. 2018
Selling, General and Administrative Data	2019	2018	Change	% Change
Personnel expense	$782.7	$780.0	$2.7	0.3%
Advertising expense	$51.9	$59.2	$(7.3)	(12.3)%
Rent & related expense	$168.4	$168.8	$(0.4)	(0.2)%
Other expense	$332.3	$330.5	$1.8	0.5%
Total SG&A expenses	$1,335.3	$1,338.5	$(3.2)	(0.2)%
Same store SG&A expenses	$1,307.9	$1,307.8	$0.1	0.0%

Personnel expense as % of gross profit	45.50%	44.5%	1.0%	2.2%
Advertising expense as % of gross profit	3.00%	3.4%	(0.4)%	(11.8)%
Rent & related expense as % of gross profit	9.80%	9.6%	0.2%	2.1%
Other expense as % of gross profit	19.40%	18.8%	0.6%	3.2%
Total SG&A expenses as % of gross profit	77.7%	76.3%	1.4%	1.8%
Same store SG&A expenses as % of same store gross profit	77.5%	76.0%	1.5%	2.0%

Selling, general and administrative expenses (“SG&A”) decreased from 2018 to 2019 due to a $3.3 million decrease from net acquisitions/ dispositions, partially offset by a $0.1 million increase in same-store SG&A. Excluding the $37.1 million reduction related to foreign currency fluctuations, same-store SG&A increased 2.8%. The decrease in SG&A is primarily due to the decrease in variable personnel expenses as a result of the 2.0% decrease in gross profit compared to the prior year. SG&A as a percentage of gross profit was 77.7%, an increase of 140 basis points compared to 76.3% in the prior year. SG&A expenses as a percentage of total revenue was 11.8% and 11.5% in the six months ended June 30, 2019 and 2018, respectively.

Depreciation

(In millions)

			2019 vs. 2018
	2019	2018	Change	% Change
Depreciation	$53.5	$51.3	$2.2	4.3%

Depreciation increased from 2018 to 2019 due to a $2.6 million, or 5.2%, increase in same-store depreciation, offset by a $0.4 million decrease from net acquisitions/dispositions. The overall same-store increase is primarily related to our ongoing facility improvements and expansion programs.

Floor Plan Interest Expense

(In millions)

			2019 vs. 2018
	2019	2018	Change	% Change
Floor plan interest expense	$42.8	$38.8	$4.0	10.3%

Floor plan interest expense increased from 2018 to 2019 due to a $3.7 million, or 9.8%, increase in same-store floor plan interest expense, coupled with a $0.3 million increase from net dealership acquisitions/dispositions. The overall increase is primarily due to increases in amounts outstanding under floor plan arrangements, due in part to increased levels of vehicle inventory, and increases in applicable rates.

Other Interest Expense

(In millions)

			2019 vs. 2018
	2019	2018	Change	% Change
Other interest expense	$60.3	$58.4	$1.9	3.3%

Other interest expense increased from 2018 to 2019 primarily due to increases in applicable rates.

Equity in Earnings of Affiliates

(In millions)

			2019 vs. 2018
	2019	2018	Change	% Change
Equity in earnings of affiliates	$66.3	$53.3	$13.0	24.4%

Equity in earnings of affiliates increased from 2018 to 2019 primarily due to an increase of $12.8 million in earnings from our investment in PTL, coupled with an increase in earnings from our retail automotive joint ventures. PTL’s results include the favorable affirmation of PTL’s position in a litigation matter, which increased our equity earnings by $3.3 million.

Income Taxes

(In millions)

			2019 vs. 2018
	2019	2018	Change	% Change
Income taxes	$76.2	$77.6	$(1.4)	(1.8)%

Income taxes decreased from 2018 to 2019 primarily due to a $26.8 million decrease in our pre-tax income compared to the prior year, partially offset by an increase in our effective tax rate. Our effective tax rate was 25.9% during the six months ended June 30, 2019 compared to 24.2% during the six months ended June 30, 2018.

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

As of June 30, 2019, we had $43.8 million of cash available to fund our operations and capital commitments. In addition, we had $700.0 million, £87.0 million ($110.5 million), and AU $50.0 million ($35.1 million) available for borrowing under our U.S. credit agreement, U.K. credit agreement, and Australian working capital loan agreement, respectively.

Securities Repurchases

From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit agreement, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. As of June 30, 2019, we had $74.4 million in repurchase authorization under the securities repurchase program. Refer to the disclosures provided in Part I, Item 1, Note 12 of the Notes to our Consolidated Condensed Financial Statements for a summary of shares repurchased during the six months ended June 30, 2019.

Dividends

We paid the following cash dividends on our common stock in 2018 and 2019:

Per Share Dividends

2018

First Quarter	$0.34
Second Quarter	0.35
Third Quarter	0.36
Fourth Quarter	0.37

2019

First Quarter	$0.38
Second Quarter	0.39

We also announced a cash dividend of $0.40 per share payable on September 4, 2019 to shareholders of record on August 9, 2019. Future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors, which may include our earnings, capital requirements, restrictions relating to any then-existing indebtedness, financial condition and other factors.

Vehicle Financing

Refer to the disclosures provided in Part I, Item 1, Note 8 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of financing for the vehicles we purchase, including discussion of our floor plan and other revolving arrangements.

Long-Term Debt Obligations

As of June 30, 2019, we had the following long-term debt obligations outstanding:

June 30,
(In millions)	2019
U.S. credit agreement — revolving credit line	$—
U.K. credit agreement — revolving credit line	92.7
U.K. credit agreement — overdraft line of credit	—
3.75% senior subordinated notes due 2020	298.5
5.75% senior subordinated notes due 2022	547.2
5.375% senior subordinated notes due 2024	297.8
5.50% senior subordinated notes due 2026	495.4
Australia capital loan agreement	32.6
Australia working capital loan agreement	—
Mortgage facilities	402.1
Other	61.2
Total long-term debt	$2,227.5

As of June 30, 2019, we were in compliance with all covenants under our credit agreements and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 10 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of our long-term debt obligations.

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

During the six months ended June 30, 2019, outstanding revolving commitments varied between $0.0 million and $255.0 million under the U.S. credit agreement, between £35.0 million and £140.0 million ($44.4 million and $177.7 million) under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and between AU $0.0 million and AU $28.8 million ($0.0 million and $20.2 million) under the Australia working capital loan agreement. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.

PTL Dividends

We currently hold a 28.9% ownership interest in Penske Truck Leasing. The PTL partnership agreement requires PTL, subject to applicable law and the terms of its credit agreements, to make quarterly distributions to the partners with respect to each fiscal year by no later than 45 days after the end of each of the first three quarters of the year and by April 15 of the following year. PTL’s principal debt agreements allow partner distributions only as long as they are not in default under that agreement and the amount they pay does not exceed 50% of its consolidated net income. We receive pro rata cash distributions relating to this investment, typically in April, May, August and November of each year. During the six months ended June 30, 2019 and 2018, we received $63.8 million and $51.0 million, respectively, of pro rata cash distributions relating to this investment. We currently expect to continue to receive future distributions from PTL quarterly, subject to its financial performance.

Operating Leases

As of June 30, 2019, we were in compliance with all covenants under our operating leases consisting principally of leases for dealership and other properties, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 3 and Note 11 of the Notes to our Consolidated Condensed Financial Statements for a description of our operating leases.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period.

Off-Balance Sheet Arrangements

Refer to the disclosures provided in Part I, Item 1, Note 11 of the Notes to our Consolidated Condensed Financial Statements for a description of our off-balance sheet arrangements, which includes a repurchase commitment related to our floor plan credit agreement with Mercedes Benz Financial Services Australia.

Cash Flows

The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities. The major components of these changes are discussed below.

	Six Months Ended June 30,
(In millions)	2019	2018
Net cash provided by continuing operating activities	$304.6	$417.0
Net cash used in continuing investing activities	(122.0)	(226.2)
Net cash used in continuing financing activities	(178.1)	(190.7)
Net cash provided by discontinued operations	—	0.2
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.2)
Net change in cash and cash equivalents	$4.4	$0.1

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

	Six Months Ended June 30,
(In millions)	2019	2018
Net cash from continuing operating activities as reported	$304.6	$417.0
Floor plan notes payable — non-trade as reported	6.8	(92.9)
Net cash from continuing operating activities including all floor plan notes payable	$311.4	$324.1

Cash Flows from Continuing Investing Activities

Cash flows from continuing investing activities consist primarily of cash used for capital expenditures, proceeds from the sale of dealerships, and net expenditures for acquisitions and other investments. Capital expenditures were $134.5 million and $118.8 million during the six months ended June 30, 2019 and 2018, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our retail automotive segment and retail commercial truck segment capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit agreements. Proceeds from the sale of dealerships were $7.2 million and $58.4 million during the six months ended June 30, 2019 and 2018, respectively. Cash used in acquisitions and other investments, net of cash acquired, was $1.1 million and $168.6 million during the six months ended June 30, 2019 and 2018, respectively, and included cash used to repay sellers’ floor plan liabilities in such business acquisitions of $25.8 million during the six months ended June 30, 2018.

Cash Flows from Continuing Financing Activities

Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, net borrowings or repayments of floor plan notes payable non-trade, repurchases of common stock, and dividends.

We had net borrowings of long-term debt of $9.8 million and $23.1 million during the six months ended June 30, 2019 and 2018, respectively. We had net borrowings of floor plan notes payable non-trade of $6.8 million and net repayments of $92.9 million during the six months ended June 30, 2019 and 2018, respectively. We repurchased common stock for a total of $130.6 million and $55.8 million during the six months ended June 30, 2019 and 2018, respectively. We also paid cash dividends to our stockholders of $64.5 million and $59.0 million during the six months ended June 30, 2019 and 2018, respectively.

Cash Flows from Discontinued Operations

Cash flows relating to discontinued operations are not currently considered, nor are they expected to be, material to our liquidity or our capital resources. Management does not believe that there are any material past, present or upcoming cash transactions relating to discontinued operations.

Related Party Transactions

Stockholders Agreement

Several of our directors and officers are affiliated with Penske Corporation or related entities. Roger S. Penske, our Chair of the Board and Chief Executive Officer, is also Chair of the Board and Chief Executive Officer of Penske Corporation, and through entities affiliated with Penske Corporation, our largest stockholder owning approximately 43% of our outstanding common stock. Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. (collectively, “Mitsui”) own approximately 16% of our outstanding common stock. Mitsui, Penske Corporation and certain other affiliates of Penske Corporation are parties to a stockholders agreement pursuant to which the Penske affiliated companies agreed to vote their shares for up to two directors who are representatives of Mitsui. In turn, Mitsui agreed to vote their shares for up to fourteen directors voted for by the Penske affiliated companies. This agreement terminates in March 2030, upon the mutual consent of the parties, or when either party no longer owns any of our common stock.

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

Joint Venture Relationships

We are party to a number of joint ventures pursuant to which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of June 30, 2019, our retail automotive joint venture relationships included:

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

(A)Entity is consolidated in our financial statements.
(B)Entity is accounted for using the equity method of accounting.
(C)In March 2019, we acquired an additional 8.4% ownership interest in this joint venture and now own 87.78%. We previously owned 79.4%.

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

Forward-Looking Statements

Certain statements and information set forth herein, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “goal,” “plan,” “seek,” “project,” “continue,” “will,” “would,” and variations of such words and similar expressions are intended to identify such forward-looking statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this report or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events, or otherwise. Forward-looking statements include, without limitation, statements with respect to:

●	our future financial and operating performance;

●	future acquisitions and dispositions;

●	future potential capital expenditures and securities repurchases;

●	our ability to realize cost savings and synergies;

●	our ability to respond to economic cycles;

●	trends in the automotive retail industry and commercial vehicles industries and in the general economy in the various countries in which we operate;

●	our ability to access the remaining availability under our credit agreements;

●	our liquidity;

●	performance of joint ventures, including PTL;

●	future foreign exchange rates and geopolitical events, such as Brexit;

●	the outcome of various legal proceedings;

●	results of self-insurance plans;

●	trends affecting the automotive industry generally and our future financial condition or results of operations; and

●	our business strategy.

Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in our 2018 annual report on Form 10-K filed February 22, 2019 and our first quarter Form 10-Q filed on April 26, 2019. Important factors that could cause actual results to differ materially from our expectations include the following:

●	our business and the automotive retail and commercial vehicles industries in general are susceptible to adverse economic conditions, including changes in interest rates, foreign exchange rates, customer demand, customer confidence, fuel prices, unemployment rates and credit availability;

●	the political and economic outcome of Brexit in the U.K.;

●	increased tariffs, import product restrictions, and foreign trade risks that may impair our ability to sell foreign vehicles profitably, including any eventual tariffs resulting from the threats from the Trump Administration to add 25% tariffs on foreign vehicles or parts;

●	the number of new and used vehicles sold in our markets;

●	the effect on our businesses of the trend of electrification of vehicle engines, new mobility technologies such as shared vehicle services, such as Uber and Lyft, and the eventual availability of driverless vehicles;

●	vehicle manufacturers exercise significant control over our operations, and we depend on them and the continuation of our franchise and distribution agreements in order to operate our business;

●	we depend on the success, popularity and availability of the brands we sell, and adverse conditions affecting one or more vehicle manufacturers, including the adverse impact on the vehicle and parts supply chain due to natural disasters or other disruptions that interrupt the supply of vehicles and parts to us (including any disruptions resulting from the new fuel economy testing and Co2 emissions legislation in the United Kingdom and Europe discussed in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations), may negatively impact our revenues and profitability;

●	we are subject to the risk that a substantial number of our new or used inventory may be unavailable due to recall or other reasons;

●	the success of our commercial vehicle distribution operations and engine and power systems distribution operations depends upon continued availability of the vehicles, engines, power systems, and other parts we distribute, demand for those vehicles, engines, power systems, and parts and general economic conditions in those markets;

●	a restructuring of any significant vehicle manufacturer or supplier;

●	our operations may be affected by severe weather, such as the recent hurricanes in Puerto Rico, Florida and Texas, or other periodic business interruptions;

●	we have substantial risk of loss not covered by insurance;

●	we may not be able to satisfy our capital requirements for acquisitions, facility renovation projects, financing the purchase of our inventory, or refinancing of our debt when it becomes due;

●	our level of indebtedness may limit our ability to obtain financing generally and may require that a significant portion of our cash flow be used for debt service;

●	non-compliance with the financial ratios and other covenants under our credit agreements and operating leases;

●	higher interest rates may significantly increase our variable rate interest costs and, because many customers finance their vehicle purchases, decrease vehicle sales;

●	our operations outside of the U.S. subject our profitability to fluctuations relating to changes in foreign currency values, which have most recently occurred as a result of the June 2016 U.K. referendum for Brexit;

●	with respect to PTL, changes in the financial health of its customers, labor strikes or work stoppages by its employees, a reduction in PTL’s asset utilization rates, continued availability from truck manufacturers and suppliers of vehicles and parts for its fleet, changes in values of used trucks which affects PTL’s profitability on

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

●	we are dependent on continued security and availability of our information technology systems and we may be subject to fines, penalties, and other costs under applicable privacy laws if we do not maintain our confidential customer and employee information properly;

●	if we lose key personnel, especially our Chief Executive Officer, or are unable to attract additional qualified personnel;

●	new or enhanced regulations relating to automobile dealerships including those that may be issued by the Consumer Finance Protection Bureau in the U.S. or the Financial Conduct Authority in the U.K. restricting automotive financing;

●	changes in tax, financial or regulatory rules or requirements;

●	we could be subject to legal and administrative proceedings which, if the outcomes are adverse to us, could have a material adverse effect on our business;

●	if state dealer laws in the U.S. are repealed or weakened, our automotive dealerships may be subject to increased competition and may be more susceptible to termination, non-renewal or renegotiation of their franchise agreements;

●	some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests; and

●	shares of our common stock eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR, the Bank of England Base Rate, or the Australian Bank Bill Swap Rate. Based on the amount outstanding under these facilities as of June 30, 2019, a 100 basis point change in interest rates would result in an approximate $1.6 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Australian Bank Bill Swap Rate, or the New Zealand Bank Bill Benchmark Rate.

Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the trailing twelve months ended June 30, 2019, a 100 basis point change in interest rates would result in an approximate $35.3 million change to our annual floor plan interest expense.

We evaluate our exposure to interest rate fluctuations and follow established policies and procedures to implement strategies designed to manage the amount of variable rate indebtedness outstanding at any point in time in an effort to mitigate the effect of interest rate fluctuations on our earnings and cash flows. These policies include:

●	the maintenance of our overall debt portfolio with targeted fixed and variable rate components;

●	the use of authorized derivative instruments;

●	the prohibition of using derivatives for trading or other speculative purposes; and

●	the prohibition of highly leveraged derivatives or derivatives which we are unable to reliably value, or for which we are unable to obtain a market quotation.

Interest rate fluctuations affect the fair market value of our fixed rate debt, mortgages, and certain seller financed promissory notes, but with respect to such fixed rate debt instruments, do not impact our earnings or cash flows.

Foreign Currency Exchange Rates. As of June 30, 2019, we had consolidated operations in the U.K., Germany, Italy, Canada, Australia and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $505.2 million change to our revenues for the six months ended June 30, 2019.

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

Beginning January 1, 2019, we adopted ASU No. 2016-02, “Leases (Topic 842),” which resulted in recording lease liabilities and right-of-use assets on our consolidated balance sheet. ASC 842 requires management to make significant judgments and estimates. As a result, we implemented changes to our internal controls related to leases for the six months ended June 30, 2019. These changes include implementing updated accounting policies affected by ASC 842 and implementing a new information technology application to calculate our right-of-use assets and lease liabilities and required disclosures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2019, we repurchased 1,591,917 shares of our common stock for $71.3 million, or an average of $44.79 per share, under our securities repurchase program approved by our Board of Directors, including 256,369 shares for $11.4 million (or $44.40 per share) from Roger S. Penske. During the six months ended June 30, 2019, we repurchased 2,850,265 shares of our common stock for $125.7 million, or an average of $44.08 per share, under this program. As of June 30, 2019, our remaining authorization under our securities repurchase program was $74.4 million. During the second quarter of 2019, we also acquired 114,949 shares of our common stock for $4.9 million, or an average of $42.72 per share, from employees in connection with a net share settlement feature of employee equity awards.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
April 1 to April 30, 2019	—		$—	—	$145.7
May 1 to May 31, 2019	1,148,440		$45.07	1,148,440	$93.9
June 1 to June 30, 2019	558,426	(1)	$43.80	443,477	$74.4
	1,706,866			1,591,917
(1)	Includes 114,949 shares acquired from employees in connection with a net share settlement feature of employee equity awards.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit
No.	Description

4.1

Third Amendment to Fifth Amended and Restated Credit Agreement dated June 24, 2019 among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 4.1 to our Form 8-K filed June 27, 2019).

4.2

Fourth Amendment to Fifth Amended and Restated Credit Agreement dated July 12, 2019 among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 4.1 to our Form 8-K filed July 17, 2019).

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.

32	Section 1350 Certification.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger S. Penske
Roger S. Penske
Date: July 31, 2019		Chief Executive Officer

	By:	/s/ J.D. Carlson
J.D. Carlson
Date: July 31, 2019		Chief Financial Officer