Form 10-Q
period 2019-09-30
PENSKE AUTOMOTIVE GROUP, INC.
filed 2019-10-30
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of October 28, 2019, there were 81,066,017 shares of voting common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
	(In millions, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$77.5	$39.4
Accounts receivable, net of allowance for doubtful accounts of $5.6 and $5.4	967.3	929.1
Inventories	4,043.9	4,040.1
Other current assets	98.8	86.6
Total current assets	5,187.5	5,095.2
Property and equipment, net	2,309.3	2,250.0
Operating lease right-of-use assets	2,384.4	—
Goodwill	1,876.5	1,752.0
Other indefinite-lived intangible assets	547.4	486.2
Equity method investments	1,362.8	1,305.2
Other long-term assets	21.6	15.9
Total assets	$13,689.5	$10,904.5
LIABILITIES AND EQUITY
Floor plan notes payable	$2,444.1	$2,362.2
Floor plan notes payable — non-trade	1,410.6	1,428.6
Accounts payable	672.3	598.2
Accrued expenses and other current liabilities	722.2	566.6
Current portion of long-term debt	96.8	92.0
Liabilities held for sale	0.5	0.7
Total current liabilities	5,346.5	5,048.3
Long-term debt	2,282.5	2,124.7
Long-term operating lease liabilities	2,334.7	—
Deferred tax liabilities	620.7	577.8
Other long-term liabilities	446.0	519.0
Total liabilities	11,030.4	8,269.8
Commitments and contingent liabilities (Note 11)
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 81,066,927 shares issued and outstanding at September 30, 2019; 84,546,970 shares issued and outstanding at December 31, 2018	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	317.2	477.8
Retained earnings	2,607.7	2,365.8
Accumulated other comprehensive income (loss)	(286.0)	(234.5)
Total Penske Automotive Group stockholders’ equity	2,638.9	2,609.1
Non-controlling interest	20.2	25.6
Total equity	2,659.1	2,634.7
Total liabilities and equity	$13,689.5	$10,904.5

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Unaudited)
	(In millions, except per share amounts)
Revenue:
Retail automotive dealership	$5,155.4	$5,148.5	$15,442.9	$15,900.0
Retail commercial truck dealership	692.3	385.3	1,451.4	1,016.5
Commercial vehicle distribution and other	119.9	124.8	393.5	429.3
Total revenues	5,967.6	5,658.6	17,287.8	17,345.8
Cost of sales:
Retail automotive dealership	4,407.9	4,386.3	13,159.0	13,561.5
Retail commercial truck dealership	605.7	327.5	1,251.9	859.7
Commercial vehicle distribution and other	84.3	92.2	287.9	317.8
Total cost of sales	5,097.9	4,806.0	14,698.8	14,739.0
Gross profit	869.7	852.6	2,589.0	2,606.8
Selling, general and administrative expenses	672.8	662.8	2,008.1	2,001.3
Depreciation	27.5	25.9	81.0	77.2
Operating income	169.4	163.9	499.9	528.3
Floor plan interest expense	(21.4)	(20.2)	(64.2)	(59.0)
Other interest expense	(32.9)	(28.3)	(93.2)	(86.7)
Equity in earnings of affiliates	43.3	41.7	109.6	95.0
Income from continuing operations before income taxes	158.4	157.1	452.1	477.6
Income taxes	(42.4)	(27.1)	(118.6)	(104.7)
Income from continuing operations	116.0	130.0	333.5	372.9
Income from discontinued operations, net of tax	0.1	0.1	0.3	0.2
Net income	116.1	130.1	333.8	373.1
Less: (Loss) income attributable to non-controlling interests	(0.1)	(0.1)	(0.4)	0.2
Net income attributable to Penske Automotive Group common stockholders	$116.2	$130.2	$334.2	$372.9
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$1.42	$1.53	$4.02	$4.37
Discontinued operations	0.00	0.00	0.00	0.00
Net income attributable to Penske Automotive Group common stockholders	$1.42	$1.53	$4.03	$4.37
Shares used in determining basic earnings per share	81.6	84.9	83.0	85.2
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$1.42	$1.53	$4.02	$4.37
Discontinued operations	0.00	0.00	0.00	0.00
Net income attributable to Penske Automotive Group common stockholders	$1.42	$1.53	$4.03	$4.37
Shares used in determining diluted earnings per share	81.7	84.9	83.0	85.3
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$116.0	$130.0	$333.5	$372.9
Less: (Loss) income attributable to non-controlling interests	(0.1)	(0.1)	(0.4)	0.2
Income from continuing operations, net of tax	116.1	130.1	333.9	372.7
Income from discontinued operations, net of tax	0.1	0.1	0.3	0.2
Net income attributable to Penske Automotive Group common stockholders	$116.2	$130.2	$334.2	$372.9
Cash dividends per share	$0.40	$0.36	$1.17	$1.05

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Unaudited)
	(In millions)
Net income	$116.1	$130.1	$333.8	$373.1
Other comprehensive income:
Foreign currency translation adjustment	(44.3)	(19.6)	(54.1)	(57.2)
Other adjustments to comprehensive income, net	(1.9)	2.1	1.9	(1.3)
Other comprehensive loss, net of tax	(46.2)	(17.5)	(52.2)	(58.5)
Comprehensive income	69.9	112.6	281.6	314.6
Less: Comprehensive loss attributable to non-controlling interests	(0.6)	(0.2)	(1.1)	(1.0)
Comprehensive income attributable to Penske Automotive Group common stockholders	$70.5	$112.8	$282.7	$315.6

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2019	2018
	(Unaudited)
	(In millions)
Operating Activities:
Net income	$333.8	$373.1
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	81.0	77.2
Earnings of equity method investments	(77.8)	(69.5)
Income from discontinued operations, net of tax	(0.3)	(0.2)
Deferred income taxes	48.2	64.3
Changes in operating assets and liabilities:
Accounts receivable	(38.0)	6.1
Inventories	119.9	205.2
Floor plan notes payable	108.7	(165.2)
Accounts payable and accrued expenses	128.6	26.2
Other	(43.3)	18.7
Net cash provided by continuing operating activities	660.8	535.9
Investing Activities:
Purchase of equipment and improvements	(188.8)	(188.5)
Proceeds from sale of dealerships	7.3	58.4
Proceeds from sale-leaseback transactions	7.3	10.7
Acquisitions net, including repayment of sellers’ floor plan notes payable of $138.5 and $25.8, respectively	(326.9)	(168.6)
Other	(2.3)	(3.5)
Net cash used in continuing investing activities	(503.4)	(291.5)
Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	1,458.0	1,163.0
Repayments under U.S. credit agreement revolving credit line	(1,383.0)	(1,335.0)
Net borrowings of other long-term debt	95.3	131.0
Net repayments of floor plan notes payable — non-trade	(18.0)	(59.6)
Repurchases of common stock	(174.1)	(55.8)
Dividends	(97.3)	(89.7)
Other	0.1	(6.2)
Net cash used in continuing financing activities	(119.0)	(252.3)
Discontinued operations:
Net cash provided by discontinued operating activities	0.2	0.3
Net cash provided by discontinued investing activities	—	—
Net cash provided by discontinued financing activities	—	—
Net cash provided by discontinued operations	0.2	0.3
Effect of exchange rate changes on cash and cash equivalents	(0.5)	(0.5)
Net change in cash and cash equivalents	38.1	(8.1)
Cash and cash equivalents, beginning of period	39.4	45.7
Cash and cash equivalents, end of period	$77.5	$37.6
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$139.6	$127.4
Income taxes	69.8	36.5
Non cash activities:
Deferred consideration	—	$6.8
Contingent consideration	$10.6	—

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF EQUITY

	Three Months Ended September 30, 2019

					Accumulated	Total
	Common Stock		Additional		Other	Penske
	Issued		Paid-in	Retained	Comprehensive	Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity
	(Unaudited)
	(Dollars in millions)
Balance, June 30, 2019	81,956,305	$—	$356.5	$2,524.3	$(240.3)	$2,640.5	$20.5	$2,661.0
Adoption of ASC 842 (Note 1)	—	—	—	—	—	—	—	—
Equity compensation	132,244	—	4.3	—	—	4.3	—	4.3
Repurchases of common stock	(1,021,622)	—	(43.6)	—	—	(43.6)	—	(43.6)
Dividends	—	—	—	(32.8)	—	(32.8)	—	(32.8)
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	—	—	—	—
Distributions to non-controlling interest	—	—	—	—	—	—	(0.1)	(0.1)
Foreign currency translation	—	—	—	—	(43.8)	(43.8)	(0.5)	(44.3)
Other	—	—	—	—	(1.9)	(1.9)	0.4	(1.5)
Net income	—	—	—	116.2	—	116.2	(0.1)	116.1
Balance, September 30, 2019	81,066,927	$—	$317.2	$2,607.7	$(286.0)	$2,638.9	$20.2	$2,659.1

	Three Months Ended September 30, 2018

					Accumulated	Total
	Common Stock		Additional		Other	Penske
	Issued		Paid-in	Retained	Comprehensive	Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity
	(Unaudited)
	(Dollars in millions)
Balance, June 30, 2018	84,865,069	$—	$483.9	$2,199.7	$(186.4)	$2,497.2	$28.6	$2,525.8
Adoption of ASC 606	—	—	—	—	—	—	—	—
Equity compensation	(1,900)	—	4.0	—	—	4.0	—	4.0
Repurchases of common stock	—	—	—	—	—	—	—	—
Dividends	—	—	—	(30.7)	—	(30.7)	—	(30.7)
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	—	—	—	—
Distributions to non-controlling interest	—	—	—	—	—	—	(0.1)	(0.1)
Foreign currency translation	—	—	—	—	(19.5)	(19.5)	(0.1)	(19.6)
Other	—	—	—	—	2.1	2.1	0.4	2.5
Net income	—	—	—	130.2	—	130.2	(0.1)	130.1
Balance, September 30, 2018	84,863,169	$—	$487.9	$2,299.2	$(203.8)	$2,583.3	$28.7	$2,612.0

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF EQUITY

	Nine Months Ended September 30, 2019

					Accumulated	Total
	Common Stock		Additional		Other	Penske
	Issued		Paid-in	Retained	Comprehensive	Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity
	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2018	84,546,970	$—	$477.8	$2,365.8	$(234.5)	$2,609.1	$25.6	$2,634.7
Adoption of ASC 842 (Note 1)	—	—	—	5.0	—	5.0	—	5.0
Equity compensation	506,793	—	13.5	—	—	13.5	—	13.5
Repurchases of common stock	(3,986,836)	—	(174.1)	—	—	(174.1)	—	(174.1)
Dividends	—	—	—	(97.3)	—	(97.3)	—	(97.3)
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	—	—	(4.8)	(4.8)
Distributions to non-controlling interest	—	—	—	—	—	—	(0.5)	(0.5)
Foreign currency translation	—	—	—	—	(53.4)	(53.4)	(0.7)	(54.1)
Other	—	—	—	—	1.9	1.9	1.0	2.9
Net income	—	—	—	334.2	—	334.2	(0.4)	333.8
Balance, September 30, 2019	81,066,927	$—	$317.2	$2,607.7	$(286.0)	$2,638.9	$20.2	$2,659.1

	Nine Months Ended September 30, 2018

					Accumulated	Total
	Common Stock		Additional		Other	Penske
	Issued		Paid-in	Retained	Comprehensive	Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity
	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2017	85,787,507	$—	$532.3	$2,009.4	$(146.5)	$2,395.2	$32.8	$2,428.0
Adoption of ASC 606	—	—	—	6.6	—	6.6	—	6.6
Equity compensation	328,286	—	13.0	—	—	13.0	—	13.0
Repurchases of common stock	(1,252,624)	—	(55.8)	—	—	(55.8)	—	(55.8)
Dividends	—	—	—	(89.7)	—	(89.7)	—	(89.7)
Purchase of subsidiary shares from non-controlling interest	—	—	(1.4)	—	—	(1.4)	(3.1)	(4.5)
Distributions to non-controlling interest	—	—	—	—	—	—	(0.8)	(0.8)
Foreign currency translation	—	—	—	—	(56.0)	(56.0)	(1.2)	(57.2)
Other	—	—	(0.2)	—	(1.3)	(1.5)	0.8	(0.7)
Net income	—	—	—	372.9	—	372.9	0.2	373.1
Balance, September 30, 2018	84,863,169	$—	$487.9	$2,299.2	$(203.8)	$2,583.3	$28.7	$2,612.0

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

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $20.8 billion in total retail automotive dealership revenue we generated in 2018. As of September 30, 2019, we operated 333 retail automotive franchises, of which 149 franchises are located in the U.S. and 184 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the nine months ended September 30, 2019, we retailed and wholesaled more than 478,000 vehicles. We are diversified geographically, with 56% of our total retail automotive dealership revenues in the nine months ended September 30, 2019 generated in the U.S. and Puerto Rico and 44% generated outside the U.S. We offer over 35 vehicle brands, with 70% of our retail automotive dealership revenue in the nine months ended September 30, 2019 generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz and Porsche. Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products. We operate our franchised dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry.

We also operate fifteen used vehicle supercenters in the U.S. and the U.K. which retail and wholesale used vehicles under a one price, “no-haggle” methodology. Our CarSense operations in the U.S. consist of six locations operating in the Philadelphia and Pittsburgh, Pennsylvania market areas, including an additional used vehicle supercenter in the Philadelphia market that we opened in the third quarter of 2019. Our CarShop operations in the U.K. consist of nine retail locations and a vehicle preparation center.

During the nine months ended September 30, 2019, we disposed of thirteen retail automotive franchises and were awarded one retail automotive franchise. Of the franchises disposed of, six represented franchises in the U.S., six represented franchises in Germany, and one represented a franchise in the U.K. In the first quarter of 2019, we acquired an additional 8.4% interest in the Jacobs Group, one of our German automotive dealership joint ventures, and now own an 87.8% interest in the Jacobs Group.

Retail Commercial Truck Dealership. We operate a heavy and medium duty truck dealership group known as Premier Truck Group (“PTG”) offering primarily Freightliner and Western Star branded trucks, with locations in Texas, Oklahoma, Tennessee, Georgia, Utah, Idaho, and Canada. In July 2019, we acquired Warner Truck Centers, with six locations in Utah and Idaho. As of September 30, 2019, PTG operated 25 locations. PTG also offers a full range of used trucks available for sale as well as service and parts departments, providing a full range of maintenance and repair services.

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

Penske Truck Leasing. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation and supply chain services. PTL is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental and contract maintenance, along with logistic services such as dedicated contract carriage, distribution center management, transportation management, lead logistics provider services and dry van truckload carrier services. Effective September 1, 2019, Penske Transportation Solutions (PTS) has become the new universal brand name for PTL’s various business lines, Penske Truck Leasing, Penske Logistics, Epes Transport Systems, Penske Vehicle Services, and related products and services to better articulate the breadth of its capabilities. PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. (“Mitsui”). We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of September 30, 2019 and December 31, 2018 and for the three and nine month periods ended September 30, 2019 and 2018 is unaudited, but includes all adjustments which our management believes to be necessary for the fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2018, which are included as part of our Annual Report on Form 10-K.

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

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% senior subordinated notes due 2020	$298.9	$302.1	$297.9	$291.9
5.75% senior subordinated notes due 2022	547.4	555.1	546.8	537.6
5.375% senior subordinated notes due 2024	297.9	306.5	297.6	278.7
5.50% senior subordinated notes due 2026	495.6	519.1	495.1	465.2
Mortgage facilities	397.3	408.8	289.6	290.2

Assets Held for Sale and Discontinued Operations

We had no entities newly classified as held for sale during the nine months ended September 30, 2019 or 2018 that met the criteria to be classified as discontinued operations. The financial information for entities that were classified as discontinued operations prior to adoption of Accounting Standards Update No. 2014-08 are included in “Income from discontinued operations” in the accompanying consolidated condensed statements of income and “Liabilities held for sale” in the accompanying consolidated condensed balance sheets for all periods presented.

Disposals

During the nine months ended September 30, 2019, we disposed of thirteen retail automotive franchises and one retail commercial truck location. The results of operations for these businesses are included within continuing operations for the three and nine months ended September 30, 2019 and 2018, as these franchises did not meet the criteria to be classified as held for sale and treated as discontinued operations.

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

Dealership Finance and Insurance Sales. Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection and extended service contracts. These commissions are recorded as revenue at a point in time when the customer enters into the contract. Payment is typically due and collected within 30 days subsequent to the execution of the contract with the customer. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $26.6 million and $26.0 million as of September 30, 2019 and December 31, 2018, respectively.

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

Service and parts revenue represented $69.6 million and $196.5 million for the three and nine months ended September 30, 2019 and $65.9 million and $194.4 million three and nine months ended September 30, 2018, respectively.

Other. Other revenue primarily consists of our non-automotive motorcycle dealership operations. Revenue recognition practices for these operations do not differ materially from those described under “Retail Automotive and Retail Commercial Truck Dealership Revenue Recognition” above. We disposed of our non-automotive motorcycle dealership operations during the third quarter of 2018.

Retail Automotive Dealership

The following tables disaggregate our retail automotive reportable segment revenue by product type and geographic location for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
Retail Automotive Dealership Revenue	2019	2018	2019	2018
New vehicle	$2,332.3	$2,350.2	$6,873.9	$7,325.6
Used vehicle	1,824.5	1,825.2	5,529.2	5,588.9
Finance and insurance, net	166.0	158.5	491.5	482.2
Service and parts	543.5	523.8	1,654.0	1,615.1
Fleet and wholesale	289.1	290.8	894.3	888.2
Total retail automotive dealership revenue	$5,155.4	$5,148.5	$15,442.9	$15,900.0

	Three Months Ended September 30,		Nine Months Ended September 30,
Retail Automotive Dealership Revenue	2019	2018	2019	2018
U.S.	$2,995.5	$2,891.6	$8,624.1	$8,596.4
U.K.	1,859.6	1,945.1	5,827.7	6,244.9
Germany and Italy	300.3	311.8	991.1	1,058.7
Total retail automotive dealership revenue	$5,155.4	$5,148.5	$15,442.9	$15,900.0

Retail Commercial Truck Dealership

The following table disaggregates our retail commercial truck reportable segment revenue by product type for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
Retail Commercial Truck Dealership Revenue	2019	2018	2019	2018
New truck	$476.2	$249.4	$979.6	$630.5
Used truck	36.1	32.5	87.8	86.3
Finance and insurance, net	3.1	2.9	9.0	9.0
Service and parts	154.6	93.1	340.7	275.7
Wholesale and other	22.3	7.4	34.3	15.0
Total retail commercial truck dealership revenue	$692.3	$385.3	$1,451.4	$1,016.5

Commercial Vehicle Distribution and Other

The following table disaggregates our other reportable segment revenue by business for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
Commercial Vehicle Distribution and Other	2019	2018	2019	2018
Commercial Vehicles Australia and New Zealand	$119.9	$123.7	$393.5	$426.4
Other	—	1.1	—	2.9
Total commercial vehicle distribution and other revenue	$119.9	$124.8	$393.5	$429.3

Contract Balances

The following table summarizes our accounts receivable and unearned revenues as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Accounts receivable
Contracts in transit	$312.2	$314.2
Vehicle receivables	271.2	266.9
Manufacturer receivables	213.8	211.3
Trade receivables	158.8	129.1

Accrued expenses
Unearned revenues	$279.7	$269.8

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

Unearned revenues primarily relate to payments received from customers prior to satisfaction of our performance obligations, such as customer deposits and deferred revenues from operating leases. These amounts are presented within “Accrued expenses and other current liabilities” on our consolidated balance sheets. Of the amounts recorded as unearned revenues as of December 31, 2018, $220.3 million was recognized as revenue during the nine months ended September 30, 2019.

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

We estimate the total undiscounted rent obligations under these leases, including any extension periods that we are reasonably certain to exercise, to be $5.5 billion as of September 30, 2019. Some of our lease arrangements include rental payments that are adjusted based on an index or rate, such as the Consumer Price Index (CPI). As the rate implicit in the lease is generally not readily determinable for our operating leases, the discount rates used to determine the present value of our lease liability are based on our incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. Our incremental borrowing rate for a lease is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

In connection with the sale, relocation and closure of certain of our franchises, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties for the three and nine months ended September 30, 2019 was $5.3 million and $16.4 million, respectively. We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period. Proceeds from sale-leaseback transactions were $7.3 million during the nine months ended September 30, 2019. We have no material leases that have not yet commenced as of September 30, 2019.

The following table summarizes our net operating lease cost during the three and nine months ended September 30, 2019:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Lease Cost
Operating lease cost (1)	$60.8	$184.8
Sublease income	(5.3)	(16.4)
Total lease cost	$55.5	$168.4

(1)Includes short-term leases and variable lease costs, which are immaterial.

The following tables summarize supplemental cash flow information related to our operating leases and the weighted average remaining lease term and discount rate of our leases:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Other Information
Gains on sale and leaseback transactions, net	$—	$(0.2)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	58.7	177.0
Right-of-use assets obtained in exchange for operating lease liabilities	96.8	99.1

September 30, 2019
Lease Term and Discount Rate
Weighted-average remaining lease term - operating leases	25 years
Weighted-average discount rate - operating leases	6.4%

The following table summarizes the maturity of our lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on our consolidated condensed balance sheet as of September 30, 2019:

Maturity of Lease Liabilities
2019 (1)	$61.3
2020	242.1
2021	236.5
2022	231.7
2023	224.0
2024	217.6
2025 and thereafter	4,301.3
Total future minimum lease payments	$5,514.5
Less: Imputed interest	(3,091.1)
Present value of future minimum lease payments	$2,423.4

Current operating lease liabilities (2)	$88.7
Long-term operating lease liabilities	2,334.7
Total operating lease liabilities	$2,423.4

(1)Excludes the nine months ended September 30, 2019.
(2)Included within “Accrued expenses and other current liabilities” on Consolidated Condensed Balance Sheet as of September 30, 2019.

Minimum future rental payments required under operating leases in effect as of December 31, 2018 are as follows:

2019	$222.5
2020	220.5
2021	217.4
2022	216.0
2023	212.0
2024 and thereafter	4,344.4
Total future minimum lease payments	$5,432.8

4. Significant Equity Method Investees

We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation and supply chain services. Our investment in PTL is accounted for using the equity method of accounting. For the nine months ended September 30, 2019, PTL equity earnings represented a significant portion of our consolidated pre-tax income. We recorded $106.0 million and $91.7 million during the nine months ended September 30, 2019 and 2018, respectively, on our statements of income under the caption “Equity in earnings of affiliates” related to earnings from PTL investment.

Rule 10-01(b)(1) of Regulation S-X requires separate interim period summarized income statement information for each 50-percent-or-less-owned subsidiary not consolidated that would have been a significant subsidiary for annual periods in accordance with Rule 3-09 of Regulation S-X.

Pursuant to this requirement, unaudited summarized income statement information for PTL for the nine months ended September 30, 2019 and 2018 is as follows:

	Nine Months Ended September 30,
	2019	2018
Revenues	$6,701	$6,158
Gross profit	1,397	1,272
Income from continuing operations	367	317
Net income	367	317

5. Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2019	2018
Retail automotive dealership new vehicles	$2,252.4	$2,397.0
Retail automotive dealership used vehicles	988.9	1,060.8
Retail automotive parts, accessories and other	126.6	140.8
Retail commercial truck dealership vehicles and parts	462.9	207.9
Commercial vehicle distribution vehicles, parts and engines	213.1	233.6
Total inventories	$4,043.9	$4,040.1

We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $12.8 million and $15.1 million during the three months ended September 30, 2019 and 2018, respectively, and $37.7 million and $40.7 million during the nine months ended September 30, 2019 and 2018, respectively.

6. Business Combinations

During the nine months ended September 30, 2019, we acquired one dealership related to our Commercial Vehicle Distribution business in New Zealand and six retail commercial truck locations. During the nine months ended

September 30, 2018, we acquired The Car People, a stand-alone specialty retailer of used vehicles in the U.K. representing four locations; acquired four retail automotive franchises; and acquired one retail commercial truck dealership. Our financial statements include the results of operations of the acquired entities from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements, and may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the nine months ended September 30, 2019 and 2018 follows:

	September 30,
	2019	2018
Accounts receivable	$—	$3.6
Inventories	150.7	62.8
Other current assets	0.6	—
Property and equipment	2.6	52.6
Indefinite-lived intangibles	214.0	73.9
Current liabilities	(16.8)	(16.9)
Noncurrent liabilities	(13.6)	(0.6)
Total consideration	337.5	175.4
Deferred consideration	—	(6.8)
Contingent consideration	(10.6)	—
Total cash used in acquisitions	$326.9	$168.6

The following unaudited consolidated pro forma results of operations of PAG for the three and nine months ended September 30, 2019 and 2018 give effect to acquisitions consummated during 2019 and 2018 as if they had occurred effective at the beginning of the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$6,013.7	$5,996.3	$17,888.9	$18,384.2
Income from continuing operations	115.5	117.9	319.7	338.0
Net income	115.7	118.0	320.4	338.0
Income from continuing operations per diluted common share	$1.41	$1.39	$3.86	$3.96
Net income per diluted common share	$1.42	$1.39	$3.86	$3.96

7. Intangible Assets

Following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the nine months ended September 30, 2019:

		Other Indefinite-
		Lived Intangible
	Goodwill	Assets
Balance, January 1, 2019	$1,752.0	$486.2
Additions	146.6	67.4
Disposals	(0.7)	—
Foreign currency translation	(21.4)	(6.2)
Balance, September 30, 2019	$1,876.5	$547.4

The additions and disposals during the nine months ended September 30, 2019 were within our Retail Automotive reportable segment, our Retail Commercial Truck segment, and our Other segment. We sold eight retail automotive franchises, terminated five retail automotive franchises, acquired one dealership related to our Commercial Vehicle Distribution business, and acquired six retail commercial truck locations. As of September 30, 2019, the goodwill balance within our Retail Automotive, Retail Commercial Truck, and Other reportable segments was $1,493.4 million,

$308.7 million and $74.3 million, respectively. There is no goodwill recorded in our Non-Automotive Investments reportable segment.

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

The weighted average interest rate on floor plan borrowings was 2.2% for the nine months ended September 30, 2019 and 2.2% for the nine months ended September 30, 2018. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle and all floor plan notes payable relating to pre-owned vehicles as “Floor plan notes payable — non-trade” on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.

9. Earnings Per Share

Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested equity awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for any dilutive effects. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Weighted average number of common shares outstanding	81,643,175	84,865,046	82,968,130	85,248,758
Effect of non-participatory equity compensation	40,000	40,000	40,000	40,000
Weighted average number of common shares outstanding, including effect of dilutive securities	81,683,175	84,905,046	83,008,130	85,288,758

10. Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
	2019	2018
U.S. credit agreement — revolving credit line	$105.0	$30.0
U.K. credit agreement — revolving credit line	154.9	163.3
U.K. credit agreement — overdraft line of credit	—	1.8
3.75% senior subordinated notes due 2020	298.9	297.9
5.75% senior subordinated notes due 2022	547.4	546.8
5.375% senior subordinated notes due 2024	297.9	297.6
5.50% senior subordinated notes due 2026	495.6	495.1
Australia capital loan agreement	30.9	33.6
Australia working capital loan agreement	—	6.1
Mortgage facilities	397.3	289.6
Other	51.4	54.9
Total long-term debt	2,379.3	2,216.7
Less: current portion	(96.8)	(92.0)
Net long-term debt	$2,282.5	$2,124.7

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

The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by substantially all of our U.S. subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay certain other indebtedness, pay dividends, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. credit agreement including: a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity and a ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed.

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of September 30, 2019, we had $105.0 million outstanding under the U.S. credit agreement.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £150.0 million revolving credit agreement with the National Westminster Bank plc and BMW Financial Services (GB) Limited, and an additional demand overdraft line of credit (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes. The loans mature on the termination date of the facility, which is December 12, 2023. The revolving loans bear interest between defined LIBOR plus 1.10% and defined LIBOR plus 2.10%. The

U.K. credit agreement also includes a £100.0 million “accordion” feature which allows the U.K. subsidiaries to request up to an additional £100.0 million of facility capacity. The lenders may agree to provide the additional capacity, and, if not, the U.K. subsidiaries may add an additional lender, if available, to the facility to provide such additional capacity. As of September 30, 2019, outstanding loans under the U.K. credit agreement amounted to £126.0 million ($154.9 million).

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

Each of these notes are our unsecured, senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our 100% owned U.S. subsidiaries. Each also contain customary negative covenants and events of default. If we experience certain “change of control” events specified in the indentures, holders of these notes will have the option to require us to purchase for cash all or a portion of their notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest. In addition, if we make certain asset sales and do not reinvest the proceeds thereof or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest. We classify our 3.75% Notes due August 15, 2020 as long-term debt as we have the intent and ability to refinance the obligation on a long-term basis with the availability of our U.S. Credit Agreement.

Optional redemption. At any time, we may redeem the 3.75% Notes at a redemption price equal to 100% of the principal amount of the 3.75% Notes, plus an applicable make whole premium, and any accrued and unpaid interest. We may redeem the 5.75% Notes for cash at the redemption prices noted in the indenture, plus any accrued and unpaid interest. Prior to December 1, 2019, we may redeem the 5.375% Notes at a redemption price equal to 100% of the principal amount of the 5.375% Notes, plus an applicable make whole premium, and any accrued and unpaid interest. On or after December 1, 2019, we may redeem the 5.375% Notes for cash at the redemption prices noted in the indenture, plus any accrued and unpaid interest. Prior to May 15, 2021, we may redeem the 5.50% Notes at a redemption price equal to 100% of the principal amount of the 5.50% Notes, plus an applicable make whole premium, and any accrued and unpaid interest. On or after May 15, 2021, we may redeem the 5.50% Notes for cash at the redemption prices noted in the indenture, plus any accrued and unpaid interest. We had the option to redeem up to 40% of the 5.50% Notes using the proceeds of specified equity offerings at any time prior to May 15, 2019 at a price specified in the indenture.

Australia Loan Agreements

Penske Commercial Vehicles Australia and Penske Power Systems are party to two facilities with Volkswagen Financial Services Australia Pty Limited representing a five year AU $50.0 million capital loan and a one-year AU $50.0 million working capital loan. Both facilities are subject to annual extensions. These agreements each provide the lender with a secured interest in all assets of these businesses. The loans bear interest at the Australian BBSW 30-day Bill Rate plus 3.0%. Irrespective of the term of the agreements, both agreements provide the lender with the ability to call the loans on 90 days’ notice. These facilities are also guaranteed by our U.S. parent company up to AU $50.0 million. As of September 30, 2019, we had AU $45.8 million ($30.9 million) outstanding under the capital loan agreement and no outstanding borrowings under the working capital loan agreement.

Mortgage Facilities

We are party to several mortgages that bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of September 30, 2019, we owed $397.3 million of principal under our mortgage facilities.

11. Commitments and Contingent Liabilities

We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of September 30, 2019, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

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

We have $42.2 million of letters of credit outstanding as of September 30, 2019, and have posted $20.5 million of surety bonds in the ordinary course of business.

12. Equity

During the three months ended September 30, 2019, we repurchased 1,021,622 shares of our common stock for $43.6 million, or an average of $42.66 per share, under our securities repurchase program approved by our Board of Directors.

During the nine months ended September 30, 2019, we repurchased 3,871,887 shares of our common stock for $169.2 million, or an average of $43.71 per share, under this program. In September 2019, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities to $200.0 million. Prior to the increase, we had $30.8 million in remaining authorization. As of September 30, 2019, our remaining authorization was $200.0 million. During the nine months ended September 30, 2019, we also acquired 114,949 shares of our common stock for $4.9 million, or an average of $42.72 per share, from employees in connection with a net share settlement feature of employee equity awards.

13. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and the reclassifications out of accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2019 and 2018, respectively, attributable to Penske Automotive Group common stockholders follows:

Three Months Ended September 30, 2019

	Foreign
	Currency
	Translation	Other	Total
Balance at June 30, 2019	$(217.9)	$(22.4)	$(240.3)
Other comprehensive income before reclassifications	(43.8)	(1.9)	(45.7)
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—
Net current period other comprehensive income	(43.8)	(1.9)	(45.7)
Balance at September 30, 2019	$(261.7)	$(24.3)	$(286.0)

Three Months Ended September 30, 2018

	Foreign
	Currency
	Translation	Other	Total
Balance at June 30, 2018	$(170.5)	$(15.9)	$(186.4)
Other comprehensive income before reclassifications	(19.5)	2.1	(17.4)
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—
Net current period other comprehensive income	(19.5)	2.1	(17.4)
Balance at September 30, 2018	$(190.0)	$(13.8)	$(203.8)

Nine Months Ended September 30, 2019

	Foreign
	Currency
	Translation	Other	Total
Balance at December 31, 2018	$(208.3)	$(26.2)	$(234.5)
Other comprehensive income before reclassifications	(53.4)	1.9	(51.5)
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—
Net current period other comprehensive income	(53.4)	1.9	(51.5)
Balance at September 30, 2019	$(261.7)	$(24.3)	$(286.0)

Nine Months Ended September 30, 2018

	Foreign
	Currency
	Translation	Other	Total
Balance at December 31, 2017	$(134.0)	$(12.5)	$(146.5)
Other comprehensive income before reclassifications	(56.0)	(1.3)	(57.3)
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—
Net current period other comprehensive income	(56.0)	(1.3)	(57.3)
Balance at September 30, 2018	$(190.0)	$(13.8)	$(203.8)

14. Segment Information

Our operations are organized by management into operating segments by line of business and geography. We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations and other non-automotive consolidated operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations. The Retail Automotive reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and our retail automotive joint ventures. The individual dealership operations included in the Retail Automotive reportable segment represent six operating segments: Eastern, Central, and Western United States, Stand-Alone Used United States, International, and Stand-Alone Used International. These operating segments have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and/or used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). Revenue and segment income for the three and nine months ended September 30, 2019 and 2018 follows:

Three Months Ended September 30

	Retail	Retail Commercial		Non-Automotive	Intersegment
	Automotive	Truck	Other	Investments	Elimination	Total
Revenues
2019	$5,155.4	$692.3	$119.9	$—	$—	$5,967.6
2018	5,148.5	385.3	124.8	—	—	5,658.6
Segment income
2019	$79.7	$30.7	$5.9	$42.1	$—	$158.4
2018	94.6	19.1	2.6	40.8	—	157.1

Nine Months Ended September 30

	Retail	Retail Commercial		Non-Automotive	Intersegment
	Automotive	Truck	Other	Investments	Elimination	Total
Revenues
2019	$15,442.9	$1,451.4	$393.5	$—	$—	$17,287.8
2018	15,900.0	1,016.5	429.3	—	—	17,345.8
Segment income
2019	$262.7	$65.5	$18.0	$105.9	$—	$452.1
2018	318.2	47.2	20.4	91.8	—	477.6

15. Condensed Consolidating Financial Information

The following tables include condensed consolidating financial information as of September 30, 2019 and December 31, 2018 and for the three and nine month periods ended September 30, 2019 and 2018 for Penske Automotive Group, Inc. (as the issuer of the 5.75% Notes, the 5.375% Notes, the 5.50% Notes, and the 3.75% Notes), guarantor subsidiaries and non-guarantor subsidiaries (primarily representing non-U.S. entities). Guarantor subsidiaries are directly or indirectly 100% owned by PAG, and the guarantees are full and unconditional, and joint and several. The guarantees may be released under certain circumstances upon resale, or transfer by us of the stock of the related guarantor or all or substantially all of the assets of the guarantor to a non-affiliate.

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2019

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Cash and cash equivalents	$77.5	$—	$—	$—	$77.5
Accounts receivable, net	967.3	(493.6)	493.6	467.9	499.4
Inventories	4,043.9	—	—	2,156.7	1,887.2
Other current assets	98.8	—	7.7	21.6	69.5
Total current assets	5,187.5	(493.6)	501.3	2,646.2	2,533.6
Property and equipment, net	2,309.3	—	3.6	1,110.9	1,194.8
Operating lease right-of-use assets	2,384.4	—	9.3	1,632.9	742.2
Intangible assets	2,423.9	—	—	1,635.8	788.1
Equity method investments	1,362.8	—	1,298.2	—	64.6
Other long-term assets	21.6	(2,911.0)	2,920.2	3.1	9.3
Total assets	$13,689.5	$(3,404.6)	$4,732.6	$7,028.9	$5,332.6
Floor plan notes payable	$2,444.1	$—	$—	$1,447.0	$997.1
Floor plan notes payable — non-trade	1,410.6	—	227.2	515.4	668.0
Accounts payable	672.3	—	5.1	213.1	454.1
Accrued expenses and other current liabilities	722.2	(493.6)	1.6	296.0	918.2
Current portion of long-term debt	96.8	—	13.0	10.6	73.2
Liabilities held for sale	0.5	—	—	0.5	—
Total current liabilities	5,346.5	(493.6)	246.9	2,482.6	3,110.6
Long-term debt	2,282.5	(82.5)	1,817.6	256.4	291.0
Long-term operating lease liabilities	2,334.7	—	9.0	1,603.7	722.0
Deferred tax liabilities	620.7	—	—	615.8	4.9
Other long-term liabilities	446.0	—	—	36.6	409.4
Total liabilities	11,030.4	(576.1)	2,073.5	4,995.1	4,537.9
Total equity	2,659.1	(2,828.5)	2,659.1	2,033.8	794.7
Total liabilities and equity	$13,689.5	$(3,404.6)	$4,732.6	$7,028.9	$5,332.6

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2018

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Cash and cash equivalents	$39.4	$—	$—	$12.9	$26.5
Accounts receivable, net	929.1	(481.7)	481.7	507.1	422.0
Inventories	4,040.1	—	—	1,961.6	2,078.5
Other current assets	86.6	—	10.6	17.8	58.2
Total current assets	5,095.2	(481.7)	492.3	2,499.4	2,585.2
Property and equipment, net	2,250.0	—	3.9	1,077.7	1,168.4
Intangible assets	2,238.2	—	—	1,422.6	815.6
Equity method investments	1,305.2	—	1,239.9	—	65.3
Other long-term assets	15.9	(2,814.3)	2,821.0	2.9	6.3
Total assets	$10,904.5	$(3,296.0)	$4,557.1	$5,002.6	$4,640.8
Floor plan notes payable	$2,362.2	$—	$—	$1,348.3	$1,013.9
Floor plan notes payable — non-trade	1,428.6	—	232.3	505.9	690.4
Accounts payable	598.2	—	4.9	196.6	396.7
Accrued expenses	566.6	(481.7)	1.4	160.2	886.7
Current portion of long-term debt	92.0	—	—	6.3	85.7
Liabilities held for sale	0.7	—	—	0.7	—
Total current liabilities	5,048.3	(481.7)	238.6	2,218.0	3,073.4
Long-term debt	2,124.7	(88.6)	1,683.8	225.7	303.8
Deferred tax liabilities	577.8	—	—	570.5	7.3
Other long-term liabilities	519.0	—	—	57.6	461.4
Total liabilities	8,269.8	(570.3)	1,922.4	3,071.8	3,845.9
Total equity	2,634.7	(2,725.7)	2,634.7	1,930.8	794.9
Total liabilities and equity	$10,904.5	$(3,296.0)	$4,557.1	$5,002.6	$4,640.8

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2019

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Revenues	$5,967.6	$—	$—	$3,478.6	$2,489.0
Cost of sales	5,097.9	—	—	2,951.1	2,146.8
Gross profit	869.7	—	—	527.5	342.2
Selling, general and administrative expenses	672.8	—	6.6	375.1	291.1
Depreciation	27.5	—	0.3	15.2	12.0
Operating income	169.4	—	(6.9)	137.2	39.1
Floor plan interest expense	(21.4)	—	(1.9)	(14.7)	(4.8)
Other interest expense	(32.9)	—	(24.0)	(3.3)	(5.6)
Equity in earnings of affiliates	43.3	—	42.2	—	1.1
Equity in earnings of subsidiaries	—	(149.2)	149.2	—	—
Income from continuing operations before income taxes	158.4	(149.2)	158.6	119.2	29.8
Income taxes	(42.4)	40.0	(42.5)	(33.0)	(6.9)
Income from continuing operations	116.0	(109.2)	116.1	86.2	22.9
Income from discontinued operations, net of tax	0.1	(0.1)	0.1	0.1	—
Net income	116.1	(109.3)	116.2	86.3	22.9
Other comprehensive (loss) income, net of tax	(46.2)	44.7	(46.2)	—	(44.7)
Comprehensive income	69.9	(64.6)	70.0	86.3	(21.8)
Less: Comprehensive (loss) income attributable to non-controlling interests	(0.6)	0.5	(0.5)	—	(0.6)
Comprehensive income attributable to Penske Automotive Group common stockholders	$70.5	$(65.1)	$70.5	$86.3	$(21.2)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2018

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Revenues	$5,658.6	$—	$—	$3,061.9	$2,596.7
Cost of sales	4,806.0	—	—	2,584.1	2,221.9
Gross profit	852.6	—	—	477.8	374.8
Selling, general and administrative expenses	662.8	—	6.3	356.6	299.9
Depreciation	25.9	—	0.4	14.0	11.5
Operating income	163.9	—	(6.7)	107.2	63.4
Floor plan interest expense	(20.2)	—	(1.9)	(12.7)	(5.6)
Other interest expense	(28.3)	—	(19.1)	(2.3)	(6.9)
Equity in earnings of affiliates	41.7	—	40.7	—	1.0
Equity in earnings of subsidiaries	—	(144.2)	144.2	—	—
Income from continuing operations before income taxes	157.1	(144.2)	157.2	92.2	51.9
Income taxes	(27.1)	24.8	(27.1)	(14.6)	(10.2)
Income from continuing operations	130.0	(119.4)	130.1	77.6	41.7
Income from discontinued operations, net of tax	0.1	(0.1)	0.1	0.1	—
Net income	130.1	(119.5)	130.2	77.7	41.7
Other comprehensive (loss) income, net of tax	(17.5)	19.8	(17.5)	—	(19.8)
Comprehensive income	112.6	(99.7)	112.7	77.7	21.9
Less: Comprehensive (loss) income attributable to non-controlling interests	(0.2)	0.1	(0.1)	—	(0.2)
Comprehensive income attributable to Penske Automotive Group common stockholders	$112.8	$(99.8)	$112.8	$77.7	$22.1

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2019

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Revenues	$17,287.8	$—	$—	$9,457.6	$7,830.2
Cost of sales	14,698.8	—	—	7,962.9	6,735.9
Gross profit	2,589.0	—	—	1,494.7	1,094.3
Selling, general and administrative expenses	2,008.1	—	20.0	1,098.0	890.1
Depreciation	81.0	—	1.0	44.3	35.7
Operating income	499.9	—	(21.0)	352.4	168.5
Floor plan interest expense	(64.2)	—	(6.1)	(44.0)	(14.1)
Other interest expense	(93.2)	—	(62.5)	(9.3)	(21.4)
Equity in earnings of affiliates	109.6	—	106.0	—	3.6
Equity in earnings of subsidiaries	—	(436.3)	436.3	—	—
Income from continuing operations before income taxes	452.1	(436.3)	452.7	299.1	136.6
Income taxes	(118.6)	114.4	(118.8)	(85.5)	(28.7)
Income from continuing operations	333.5	(321.9)	333.9	213.6	107.9
Income from discontinued operations, net of tax	0.3	(0.3)	0.3	0.3	—
Net income	333.8	(322.2)	334.2	213.9	107.9
Other comprehensive (loss) income, net of tax	(52.2)	55.0	(52.2)	—	(55.0)
Comprehensive income	281.6	(267.2)	282.0	213.9	52.9
Less: Comprehensive (loss) income attributable to non-controlling interests	(1.1)	0.6	(0.6)	—	(1.1)
Comprehensive income attributable to Penske Automotive Group common stockholders	$282.7	$(267.8)	$282.6	$213.9	$54.0

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2018

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Revenues	$17,345.8	$—	$—	$8,990.2	$8,355.6
Cost of sales	14,739.0	—	—	7,561.6	7,177.4
Gross profit	2,606.8	—	—	1,428.6	1,178.2
Selling, general and administrative expenses	2,001.3	—	19.1	1,059.6	922.6
Depreciation	77.2	—	1.2	41.3	34.7
Operating income	528.3	—	(20.3)	327.7	220.9
Floor plan interest expense	(59.0)	—	(5.3)	(36.3)	(17.4)
Other interest expense	(86.7)	—	(58.8)	(6.2)	(21.7)
Equity in earnings of affiliates	95.0	—	91.7	—	3.3
Equity in earnings of subsidiaries	—	(470.1)	470.1	—	—
Income from continuing operations before income taxes	477.6	(470.1)	477.4	285.2	185.1
Income taxes	(104.7)	104.0	(104.7)	(67.0)	(37.0)
Income from continuing operations	372.9	(366.1)	372.7	218.2	148.1
Loss from discontinued operations, net of tax	0.2	(0.2)	0.2	0.2	—
Net income	373.1	(366.3)	372.9	218.4	148.1
Other comprehensive (loss) income, net of tax	(58.5)	56.4	(58.5)	—	(56.4)
Comprehensive income	314.6	(309.9)	314.4	218.4	91.7
Less: Comprehensive (loss) income attributable to non-controlling interests	(1.0)	1.2	(1.2)	—	(1.0)
Comprehensive income attributable to Penske Automotive Group common stockholders	$315.6	$(311.1)	$315.6	$218.4	$92.7

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2019

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group	Subsidiaries	Subsidiaries
Net cash provided by (used in) continuing operating activities	$660.8	$(38.1)	$457.0	$241.9
Investing activities:
Purchase of equipment and improvements	(188.8)	(0.7)	(72.9)	(115.2)
Proceeds from sale of dealerships	7.3	—	7.3	—
Proceeds from sale-leaseback transactions	7.3	—	—	7.3
Acquisitions, net	(326.9)	—	(325.8)	(1.1)
Other	(2.3)	(2.6)	—	0.3
Net cash used in continuing investing activities	(503.4)	(3.3)	(391.4)	(108.7)
Financing activities:
Net borrowings (repayments) of long-term debt	170.3	144.9	34.1	(8.7)
Net (repayments) borrowings of floor plan notes payable — non-trade	(18.0)	(5.1)	9.5	(22.4)
Repurchases of common stock	(174.1)	(174.1)	—	—
Dividends	(97.3)	(97.3)	—	—
Other	0.1	0.1	—	—
Distributions from (to) parent	—	172.9	(122.3)	(50.6)
Net cash (used in) provided by continuing financing activities	(119.0)	41.4	(78.7)	(81.7)
Net cash provided by discontinued operations	0.2	—	0.2	—
Effect of exchange rate changes on cash and cash equivalents	(0.5)	—	—	(0.5)
Net change in cash and cash equivalents	38.1	—	(12.9)	51.0
Cash and cash equivalents, beginning of period	39.4	—	12.9	26.5
Cash and cash equivalents, end of period	$77.5	$—	$(0.0)	$77.5

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2018

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group	Subsidiaries	Subsidiaries
Net cash provided by (used in) continuing operating activities	$535.9	$16.1	$356.2	$163.6
Investing activities:
Purchase of equipment and improvements	(188.5)	(2.3)	(95.1)	(91.1)
Proceeds from sale of dealerships	58.4	—	55.9	2.5
Proceeds from sale-leaseback transactions	10.7	—	—	10.7
Acquisitions, net	(168.6)	—	—	(168.6)
Other	(3.5)	(2.4)	—	(1.1)
Net cash (used in) provided by continuing investing activities	(291.5)	(4.7)	(39.2)	(247.6)
Financing activities:
Net (repayments) borrowings of long-term debt	(41.0)	(172.0)	41.6	89.4
Net (repayments) borrowings of floor plan notes payable — non-trade	(59.6)	(23.3)	(50.1)	13.8
Repurchases of common stock	(55.8)	(55.8)	—	—
Dividends	(89.7)	(89.7)	—	—
Other	(6.2)	(0.3)	(5.9)	—
Distributions from (to) parent	—	329.7	(314.3)	(15.4)
Net cash (used in) provided by continuing financing activities	(252.3)	(11.4)	(328.7)	87.8
Net cash provided by discontinued operations	0.3	—	0.3	—
Effect of exchange rate changes on cash and cash equivalents	(0.5)	—	—	(0.5)
Net change in cash and cash equivalents	(8.1)	—	(11.4)	3.3
Cash and cash equivalents, beginning of period	45.7	—	14.8	30.9
Cash and cash equivalents, end of period	$37.6	$—	$3.4	$34.2

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

During the nine months ended September 30, 2019, our business generated $17.3 billion in total revenue, which is comprised of $15.4 billion from retail automotive dealerships, $1.5 billion from retail commercial truck dealerships and $393.5 million from commercial vehicle distribution.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $20.8 billion in total retail automotive dealership revenue we generated in 2018. As of September 30, 2019, we operated 333 retail automotive franchises, of which 149 franchises are located in the U.S. and 184 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the nine months ended September 30, 2019, we retailed and wholesaled more than 478,000 vehicles. We are diversified geographically, with 56% of our total retail automotive dealership revenues in the nine months ended September 30, 2019 generated in the U.S. and Puerto Rico and 44% generated outside the U.S. We offer over 35 vehicle brands, with 70% of our retail automotive dealership revenue in the nine months ended September 30, 2019 generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz and Porsche. Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products. In the first quarter of 2019, we acquired an additional 8.4% interest in the Jacobs Group, one of our German automotive dealership joint ventures, and now own an 87.8% interest in the Jacobs Group.

We also operate fifteen used vehicle supercenters in the U.S. and the U.K. which retail and wholesale used vehicles under a one price, “no-haggle” methodology. Our CarSense operations in the U.S. consist of six locations operating in the Philadelphia and Pittsburgh, Pennsylvania market areas, including an additional used vehicle supercenter in the Philadelphia market that we opened in the third quarter of 2019. Our CarShop operations in the U.K. consist of nine retail locations and a vehicle preparation center. For the three and nine months ended September 30, 2019, these used vehicle supercenters retailed 19,728 and 55,543 units and generated $327.6 million and $954.0 million in revenue, respectively.

Retail automotive dealerships represented 89.3% of our total revenues and 88.2% of our total gross profit in the nine months ended September 30, 2019.

Retail Commercial Truck Dealership. We operate a heavy and medium duty truck dealership group known as Premier Truck Group (“PTG”) offering primarily Freightliner and Western Star branded trucks, with locations in Texas, Oklahoma, Tennessee, Georgia, Utah, Idaho, and Canada. In July 2019, we acquired Warner Truck Centers, with six locations in Utah and Idaho. As of September 30, 2019, PTG operated 25 locations. PTG also offers a full range of used trucks available for sale as well as service and parts departments, providing a full range of maintenance and repair services.

This business represented 8.4% of our total revenues and 7.7% of our total gross profit in the nine months ended September 30, 2019.

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

These businesses represented 2.3% of our total revenues and 4.1% of our total gross profit in the nine months ended September 30, 2019.

Penske Truck Leasing. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation and supply chain services. PTL is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental and contract maintenance, along with logistic services such as dedicated contract carriage, distribution center management, transportation management and lead logistics provider services and dry van truckload carrier services. Effective September 1, 2019, Penske Transportation Solutions (PTS) has become the new universal brand name for PTL’s various business lines, Penske Truck Leasing, Penske Logistics, Epes Transport Systems, Penske Vehicle Services, and related products and services to better articulate the breadth of its capabilities. PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. (“Mitsui”). We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments. We recorded $106.0 million and $91.7 million in equity earnings from this investment for the nine months ended September 30, 2019 and 2018, respectively.

Outlook

Retail Automotive Dealership. For the nine months ended September 30, 2019, U.S. light vehicle sales decreased 1.6%, as compared to the same period last year, to 12.7 million units, with an increase of 2.7% in sales of trucks, crossovers and sport utility vehicles and a decrease of 11.0% in sales of passenger cars. We believe the sales of trucks, crossovers and sport utility vehicles will continue to outperform passenger car sales, largely due to consumer preference and OEM product offerings. We believe the U.S. market for new light vehicle sales remains strong, but has plateaued and may be impacted in future periods by several different factors including vehicle affordability, consumer confidence, the level of unemployment, the level of OEM incentives, increasing lease returns, interest rates, strong credit availability, the age of vehicles on the road, vehicle innovation, and tariffs, although actual sales may differ materially. We expect lease returns to provide customers in the used vehicle market with an ample supply of affordable late model, low mileage vehicles.

For the nine months ended September 30, 2019, U.K. new vehicle registrations decreased 2.5%, as compared to the same period last year, to 1.9 million registrations. We believe the year over year decline is significantly attributable to the economic and political uncertainty caused by the U.K.’s potential exit from the European Union (“Brexit”) which is scheduled to occur on January 31, 2020, though Brexit may occur earlier with a withdrawal agreement, or later. We believe Brexit is impacting, and may continue to impact, new and used sales as well as consumer confidence and the economic environment generally, and may lead to further declines in new and used vehicle sales in future periods. Since no country has previously left the European Union, the outcome of any future negotiations between the U.K. and the

European Union is uncertain and may affect the timing, terms of trade, and the level of new vehicle registrations in those markets. In addition, new and used vehicle market values have recently declined in the U.K. which has impacted sales prices and gross profit. Additionally, U.K. sales are being negatively affected by the uncertainty of residual values and potentially higher taxes on diesel-powered vehicles, as the U.K. and Western European countries consider the ramifications of diesel engines on the environment while also providing government incentives on certain electric vehicles. U.K sales of new diesel-powered vehicles experienced a 20.6% decline, while non-diesel vehicles experienced a 5.9% increase in sales during the nine months ended September 30, 2019. The U.K and European markets have been impacted in 2019 by a shortage of certain vehicles due to new fuel economy testing and emissions standards applicable to new vehicles sold in Europe effective September 2018. The fuel economy testing and Co2 emissions testing, known as “Worldwide Harmonised Light Vehicle Testing Procedure” (WLTP) and “Real Driving Emissions” (RDE), requires more extensive vehicle testing and has impacted and is expected to continue to impact the availability of new vehicles for sale for certain manufacturers. See Part II, Item 1A, “Risk Factors.” Premium/luxury unit sales, which account for approximately 84% of our U.K. new unit sales, continue to outperform the overall market, decreasing 0.5% in the first nine months of 2019, as compared to a 2.5% decline for the overall market.

Retail Commercial Truck Dealership. For the nine months ended September 30, 2019, North American sales of Class 6-8 medium and heavy-duty trucks, the principal vehicles for our PTG business, increased 10.5% from the same period last year to 391,746 units. The Class 6-7 medium-duty truck market increased 5.1% to 135,210 units, and Class 8 heavy-duty trucks, the largest North American market, increased 13.5% to 256,536 units from the same period last year. Generally strong economic conditions, stabilizing freight metrics, and a larger backlog of orders are expected to continue to positively impact the truck market in 2019, and we expect Class 8 retail unit sales to remain strong in North America throughout 2019. According to industry forecasts, Class 8 heavy-duty truck sales are expected to be approximately 330,000 units in 2019, but are expected to decline approximately 20% in 2020 according to data published by ACT Research. Any significant decline in North American retail sales may materially and adversely affect our retail commercial truck dealerships.

Commercial Vehicle Distribution. Our PCV Australia distribution business and the on-highway portion of our PPS business each operate principally in the Australian and New Zealand heavy and medium-duty truck markets. For the nine months ended September 30, 2019, the Australian heavy-duty truck market reported sales of 9,508 units, representing a decrease of 8.2% from the same period last year, while the New Zealand market reported sales of 2,732 units, representing an increase of 2.2% from the same period last year. The brands we represent in Australia hold a 6.0% market share in the Australian heavy-duty truck market, and a 3.6% market share in New Zealand.

Penske Truck Leasing. We expect PTL to benefit from continued strong demand for its full-service truck leasing, truck rental and contract maintenance, and logistics services resulting from continued positive economic conditions in the United States and customers’ desire to increase efficiency and lower costs by outsourcing non-core responsibilities such as fleet ownership. As a global logistics services provider, we also expect PTL to experience increased demand for its logistics supply chain solutions based primarily on optimizing the use of drivers, trucks, warehouses, and other services within the supply chain. We anticipate continued modest freight demand throughout the remainder of 2019.

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

Aggregate revenue and gross profit increased $309.0 million and $17.1 million, or 5.5% and 2.0%, respectively, during the three months ended September 30, 2019 and decreased $58.0 million and $17.8 million, or 0.3% and 0.7%, respectively, during the nine months ended September 30, 2019, compared to the same periods in 2018. The decreases are largely attributable to same-store decreases in new and used vehicle revenue and gross profit, partially offset by increases in service and parts and Retail Commercial Truck revenue and gross profit.

As exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to weaken against the U.S. Dollar, our U.K. results of operations would translate into less U.S. Dollar reported results. Foreign currency average rate fluctuations decreased revenue and gross profit by $129.2 million and $17.8 million, respectively, for the three months ended September 30, 2019, and decreased revenue and gross profit by $457.6 million and $64.5 million, respectively, for the nine months ended September 30, 2019. Foreign currency average rate fluctuations decreased earnings per share from continuing operations by approximately $0.01 per share for the three months ended September 30, 2019 and decreased earnings per share from continuing operations by approximately $0.08 per share for the nine months ended September 30, 2019. Excluding the impact of foreign currency average rate fluctuations, revenue and gross profit increased 7.7% and 4.1%, respectively, for the three months ended September 30, 2019, and increased 2.3% and 1.8%, respectively, for the nine months ended September 30, 2019.

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

The results for the three and nine months ended September 30, 2018 include a tax benefit of $11.6 million, or $0.14 per share, recorded in the third quarter of 2018 for final adjustments to our provisional estimates per the U.S. Tax Cuts and Jobs Act and related Staff Accounting Bulletin No. 118. The results for the nine months ended September 30, 2018 also include a net benefit totaling $1.0 million after tax, or $0.01 per share, consisting of a $6.4 million net gain related to several retail automotive dealership actions including the sale of five locations and the termination of several franchises during the first quarter of 2018, partially offset by valuation adjustments on certain properties totaling $5.4 million.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Retail Automotive Dealership New Vehicle Data

(In millions, except unit and per unit amounts)

			2019 vs. 2018
New Vehicle Data	2019	2018	Change	% Change
New retail unit sales	57,214	58,933	(1,719)	(2.9)%
Same-store new retail unit sales	56,573	57,819	(1,246)	(2.2)%
New retail sales revenue	$2,332.3	$2,350.2	$(17.9)	(0.8)%
Same-store new retail sales revenue	$2,294.1	$2,299.4	$(5.3)	(0.2)%
New retail sales revenue per unit	$40,764	$39,880	$884	2.2%
Same-store new retail sales revenue per unit	$40,550	$39,769	$781	2.0%
Gross profit — new	$164.3	$179.8	$(15.5)	(8.6)%
Same-store gross profit — new	$160.6	$176.1	$(15.5)	(8.8)%
Average gross profit per new vehicle retailed	$2,871	$3,050	$(179)	(5.9)%
Same-store average gross profit per new vehicle retailed	$2,839	$3,045	$(206)	(6.8)%
Gross margin % — new	7.0%	7.7%	(0.7)%	(9.1)%
Same-store gross margin % — new	7.0%	7.7%	(0.7)%	(9.1)%

Units

Retail unit sales of new vehicles decreased from 2018 to 2019 due to a 1,246 unit, or 2.2%, decrease in same-store new retail unit sales, coupled with a 473 unit decrease from net dealership acquisitions/dispositions. Same-store units decreased 1.0% in the U.S. primarily due to a decrease in premium and volume foreign brand sales related to product availability and a focus on increasing gross profit per unit retailed. Same-store units decreased 4.1% internationally primarily due to uncertainty over low emission and diesel regulations, certain vehicle availability resulting from the “Worldwide Harmonised Light Vehicle Testing Procedure” (WLTP) and “Real Driving Emissions” (RDE) fuel economy testing and emissions standards applicable to new vehicles sold in Europe, and the decline in new vehicle registrations in the U.K., which we believe resulted from an overall decline in consumer confidence as the result of Brexit as discussed above.

Revenues

New vehicle retail sales revenue decreased from 2018 to 2019 due to a $12.6 million decrease from net dealership acquisitions/dispositions, coupled with a $5.3 million, or 0.2%, decrease in same-store revenues. Excluding $45.9 million of unfavorable foreign currency fluctuations, same-store new retail revenue increased 1.8%. The same-store revenue decrease is due to the decrease in same-store unit sales, which decreased revenue by $49.5 million, partially offset by a $781 per unit increase in comparative average selling prices (despite a $812 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $44.2 million.

Gross Profit

Retail gross profit from new vehicle sales decreased from 2018 to 2019 due to a $15.5 million, or 8.8%, decrease in same-store gross profit. Excluding $3.6 million of unfavorable foreign currency fluctuations, same-store gross profit decreased 6.8%. The decrease in same-store gross profit is due to a $206 per unit decrease in the average gross profit per new vehicle retailed (including a $63 per unit decrease attributable to unfavorable foreign currency fluctuations) which decreased gross profit by $11.7 million, coupled with the decrease in same-store new retail unit sales, which decreased gross profit by $3.8 million. Gross profit per unit increased 3.7% in the U.S. and decreased 21.3% in the U.K. The decrease in the U.K. is primarily due to the temporary oversupply of certain vehicle brands in the market.

Retail Automotive Dealership Used Vehicle Data

(In millions, except unit and per unit amounts)

			2019 vs. 2018
Used Vehicle Data	2019	2018	Change	% Change
Used retail unit sales	74,096	72,000	2,096	2.9%
Same-store used retail unit sales	73,261	70,881	2,380	3.4%
Used retail sales revenue	$1,824.5	$1,825.2	$(0.7)	(0.0)%
Same-store used retail sales revenue	$1,800.0	$1,800.9	$(0.9)	(0.0)%
Used retail sales revenue per unit	$24,623	$25,350	$(727)	(2.9)%
Same-store used retail sales revenue per unit	$24,569	$25,407	$(838)	(3.3)%
Gross profit — used	$89.7	$105.3	$(15.6)	(14.8)%
Same-store gross profit — used	$88.2	$104.1	$(15.9)	(15.3)%
Average gross profit per used vehicle retailed	$1,210	$1,462	$(252)	(17.2)%
Same-store average gross profit per used vehicle retailed	$1,204	$1,469	$(265)	(18.0)%
Gross margin % — used	4.9%	5.8%	(0.9)%	(15.5)%
Same-store gross margin % — used	4.9%	5.8%	(0.9)%	(15.5)%

Units

Retail unit sales of used vehicles increased from 2018 to 2019 due to a 2,380 unit, or 3.4%, increase in same-store used retail unit sales, partially offset by a 284 unit decrease from net dealership acquisitions/dispositions. Same-store units increased 4.6% internationally and increased 1.9% in the U.S. Same-store retail units for our used vehicle supercenters increased 5.0%. Overall, used units increased 1.3% in the U.S. and increased 4.2% internationally.

Revenues

Used vehicle retail sales revenue decreased from 2018 to 2019 due to a $0.9 million decrease in same-store revenues, partially offset by a $0.2 million increase from net dealership acquisitions/dispositions. Excluding $54.2 million of unfavorable foreign currency fluctuations, same-store used retail revenue increased 3.0%. The same-store revenue decrease is primarily due to an $838 per unit decrease in comparative average selling prices (including a $740 per unit decrease attributable to unfavorable foreign currency fluctuations), which decreased revenue by $59.4 million, partially offset by an increase in same-store used retail unit sales, which increased revenue by $58.5 million. The average sales price per unit for our used vehicle supercenters is $14,121 compared to $28,434 at our franchised dealerships. Average selling price per unit increased 3.5% in the U.S. and decreased 8.7% in the U.K, including a 6.9% decrease in average selling price at our U.K. used vehicle supercenters. The decrease in the U.K. is primarily due to the temporary oversupply of used vehicles in the market.

Gross Profit

Retail gross profit from used vehicle sales decreased from 2018 to 2019 due to a $15.9 million, or 15.3%, decrease in same-store gross profit, partially offset by a $0.3 million increase from net dealership acquisitions/dispositions. Excluding $2.1 million of unfavorable foreign currency fluctuations, same-store gross profit decreased 13.3%. The decrease in same-store gross profit is due to a $265 per unit decrease in average gross profit per used vehicle retailed (including a $28 per unit decrease attributable to unfavorable foreign currency fluctuations), which decreased gross profit by $18.8 million, partially offset by an increase in same-store used retail unit sales, which increased gross profit by $2.9 million. Gross profit per unit decreased 0.8% in the U.S. and decreased 35.2% in the U.K., including a 50.2% decrease in gross profit per unit at our U.K. used vehicle supercenters. The decrease in the U.K. is primarily due to the temporary oversupply of used vehicles in the market.

Retail Automotive Dealership Finance and Insurance Data

(In millions, except unit and per unit amounts)

			2019 vs. 2018
Finance and Insurance Data	2019	2018	Change	% Change
Total retail unit sales	131,310	130,933	377	0.3%
Total same-store retail unit sales	129,834	128,700	1,134	0.9%
Finance and insurance revenue	$166.0	$158.5	$7.5	4.7%
Same-store finance and insurance revenue	$163.9	$156.1	$7.8	5.0%
Finance and insurance revenue per unit	$1,264	$1,210	$54	4.5%
Same-store finance and insurance revenue per unit	$1,262	$1,213	$49	4.0%

Finance and insurance revenue increased from 2018 to 2019 due to a $7.8 million, or 5.0%, increase in same-store revenues, partially offset by a $0.3 million decrease from net dealership acquisitions/dispositions. Excluding $4.0 million of unfavorable foreign currency fluctuations, same-store finance and insurance revenue increased 7.6%. The same-store revenue increase is due to a $49 per unit increase in finance and insurance revenue per unit (despite a $31 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $6.3 million, coupled with an increase in same-store retail unit sales, which increased revenue by $1.5 million. Finance and insurance revenue per unit increased 8.6% in the U.S. and decreased 1.7% in the U.K. We believe the U.S. increase in same-store finance and insurance revenue per unit is primarily due to our efforts to increase finance and insurance revenue, which include implementing new tools for menu presentation and document processing, additional training, adding resources to target underperforming locations, product penetration, and changes to product portfolios.

Retail Automotive Dealership Service and Parts Data

(In millions)

			2019 vs. 2018
Service and Parts Data	2019	2018	Change	% Change
Service and parts revenue	$543.5	$523.8	$19.7	3.8%
Same-store service and parts revenue	$535.5	$513.6	$21.9	4.3%
Gross profit — service and parts	$321.7	$313.2	$8.5	2.7%
Same-store service and parts gross profit	$316.6	$307.3	$9.3	3.0%
Gross margin % — service and parts	59.2%	59.8%	(0.6)%	(1.0)%
Same-store service and parts gross margin %	59.1%	59.8%	(0.7)%	(1.2)%

Revenues

Service and parts revenue increased from 2018 to 2019, with an increase of 4.1% in the U.S. and 3.0% internationally. The overall increase in service and parts revenue is due to a $21.9 million, or 4.3%, increase in same-store revenues during the period, partially offset by a $2.2 million decrease from net dealership acquisitions/dispositions. Excluding $10.0 million of unfavorable foreign currency fluctuations, same-store service and parts revenue increased 6.2%. The increase in same-store revenue is due to a $10.9 million, or 8.7%, increase in warranty revenue, a $9.3 million, or 2.6%, increase in customer pay revenue, and a $1.7 million, or 4.7%, increase in vehicle preparation and body shop revenue.

Gross Profit

Service and parts gross profit increased from 2018 to 2019 due to a $9.3 million, or 3.0%, increase in same-store gross profit during the period, partially offset by a $0.8 million decrease from net dealership acquisitions/dispositions. Excluding $5.8 million of unfavorable foreign currency fluctuations, same-store gross profit increased 4.9%. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $12.9 million, partially offset by a 0.7% decrease in gross margin, which decreased gross profit by $3.6 million. The same-store gross profit increase is due to a $4.9 million, or 7.4%, increase in warranty gross profit, a $2.9 million, or 1.7%, increase in customer pay gross profit, and a $1.5 million, or 2.1%, increase in vehicle preparation and body shop gross profit.

Retail Commercial Truck Dealership Data

(In millions, except unit and per unit amounts)

			2019 vs. 2018
New Commercial Truck Data	2019	2018	Change	% Change
New retail unit sales	4,154	2,431	1,723	70.9%
Same-store new retail unit sales	2,406	2,431	(25)	(1.0)%
New retail sales revenue	$476.2	$249.4	$226.8	90.9%
Same-store new retail sales revenue	$269.3	$249.4	$19.9	8.0%
New retail sales revenue per unit	$114,636	$102,610	$12,026	11.7%
Same-store new retail sales revenue per unit	$111,913	$102,610	$9,303	9.1%
Gross profit — new	$21.8	$12.0	$9.8	81.7%
Same-store gross profit — new	$10.9	$12.0	$(1.1)	(9.2)%
Average gross profit per new truck retailed	$5,244	$4,952	$292	5.9%
Same-store average gross profit per new truck retailed	$4,514	$4,952	$(438)	(8.8)%
Gross margin % — new	4.6%	4.8%	(0.2)%	(4.2)%
Same-store gross margin % — new	4.0%	4.8%	(0.8)%	(16.7)%

Units

Retail unit sales of new trucks increased from 2018 to 2019 due to a 1,748 unit increase from net dealership acquisitions, partially offset by a 25 unit decrease in same-store retail unit sales. Same-store new truck units decreased 1.0% from 2018 to 2019

Revenues

New commercial truck retail sales revenue increased from 2018 to 2019 due to a $206.9 million increase from net dealership acquisitions, coupled with a $19.9 million increase in same-store revenues. The same-store revenue increase is due to a $9,303 per unit increase in comparative average selling prices, which increased revenue by $22.4 million, partially offset by a decrease in same-store new retail unit sales, which decreased revenue by $2.5 million.

Gross Profit

New commercial truck retail gross profit increased from 2018 to 2019 due to a $10.9 million increase from net dealership acquisitions, partially offset by a $1.1 million decrease in same-store gross profit. The decrease in same-store gross profit is due to a $438 per unit decrease in average gross profit per new truck retailed, which decreased gross profit by $1.1 million.

			2019 vs. 2018
Used Commercial Truck Data	2019	2018	Change	% Change
Used retail unit sales	578	579	(1)	(0.2)%
Same-store used retail unit sales	398	579	(181)	(31.3)%
Used retail sales revenue	$36.1	$32.5	$3.6	11.1%
Same-store used retail sales revenue	$24.9	$32.5	$(7.6)	(23.4)%
Used retail sales revenue per unit	$62,460	$56,214	$6,246	11.1%
Same-store used retail sales revenue per unit	$62,674	$56,214	$6,460	11.5%
Gross profit — used	$3.3	$4.0	$(0.7)	(17.5)%
Same-store gross profit — used	$1.9	$4.0	$(2.1)	(52.5)%
Average gross profit per used truck retailed	$5,684	$6,986	$(1,302)	(18.6)%
Same-store average gross profit per used truck retailed	$4,680	$6,986	$(2,306)	(33.0)%
Gross margin % — used	9.1%	12.3%	(3.2)%	(26.0)%
Same-store gross margin % — used	7.6%	12.3%	(4.7)%	(38.2)%

Units

Retail unit sales of used trucks decreased from 2018 to 2019 primarily due to a 181, or 31.3%, unit decrease in same-store retail unit sales, partially offset by a 180 unit increase from net dealership acquisitions. We believe the decline in used truck sales resulted from additional new truck supply and a decline in freight rates which lessens demand for used trucks.

Revenues

Used commercial truck retail sales revenue increased from 2018 to 2019 due to an $11.2 million increase from net dealership acquisitions, partially offset by a $7.6 million decrease in same-store revenues. The same-store revenue decrease is due to a decrease in same-store used retail unit sales, which decreased revenue by $10.2 million, partially offset by a $6,460 per unit increase in comparative average selling prices, which increased revenue by $2.6 million.

Gross Profit

Used commercial truck retail gross profit decreased from 2018 to 2019 due to a $2.1 million decrease in same-store gross profit, partially offset by a $1.4 million increase from net dealership acquisitions. The decrease in same-store gross profit is due to a decrease in same-store used retail unit sales, which decreased gross profit by $1.2 million, coupled with a $2,306 per unit decrease in average gross profit per used truck retailed, which decreased gross profit by $0.9 million.

			2019 vs. 2018
Service and Parts Data	2019	2018	Change	% Change
Service and parts revenue	$154.6	$93.1	$61.5	66.1%
Same-store service and parts revenue	$98.6	$92.7	$5.9	6.4%
Gross profit — service and parts	$55.2	$36.4	$18.8	51.6%
Same-store service and parts gross profit	$39.1	$36.3	$2.8	7.7%
Gross margin % — service and parts	35.7%	39.1%	(3.4)%	(8.7)%
Same-store service and parts gross margin %	39.7%	39.2%	0.5%	1.3%

Revenues

Service and parts revenue increased from 2018 to 2019 due to a $55.6 million increase from net dealership acquisitions, coupled with a $5.9 million increase in same-store revenues. Customer pay work represents approximately 82.2% of PTG’s service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The increase in same-store revenue is due to a $4.2 million, or 5.4%, increase in customer pay revenue, a $1.1 million, or 9.7%, increase in warranty revenue, and a $0.7 million, or 21.2%, increase in body shop revenue.

Gross Profit

Service and parts gross profit increased from 2018 to 2019 due to a $16.0 million increase from net dealership acquisitions, coupled with a $2.8 million increase in same-store gross profit. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $2.3 million, coupled with a 0.5% increase in gross margin, which increased gross profit by $0.5 million. The same-store gross profit increase is due to a $1.7 million, or 6.3%, increase in customer pay gross profit, a $0.6 million, or 10.3%, increase in warranty gross profit, and a $0.5 million, or 13.5%, increase in body shop revenue.

Commercial Vehicle Distribution Data

(In millions, except unit amounts)

			2019 vs. 2018
Commercial Vehicles Australia and New Zealand Data	2019	2018	Change	% Change
Vehicle unit sales	363	292	71	24.3%
Sales revenue	$119.9	$123.7	$(3.8)	(3.1)%
Gross profit	$35.6	$32.5	$3.1	9.5%

Our commercial vehicle distribution business is comprised of our Penske Commercial Vehicles Australia business and our Penske Power Systems business. The increase in units is due to an improved truck market in New Zealand in 2019 compared to 2018 and efforts to integrate PCV Australia operations with PPS locations now selling PCV Australia brands. The decline in revenue from 2018 to 2019 is largely attributable to the timing of customer deliveries and unfavorable foreign exchange, which decreased revenue by $7.4 million. The increase in gross profit is primarily due to the change in product mix.

Selling, General and Administrative Data

(In millions)

			2019 vs. 2018
Selling, General and Administrative Data	2019	2018	Change	% Change
Personnel expense	$391.7	$382.0	$9.7	2.5%
Advertising expense	$32.3	$28.5	$3.8	13.3%
Rent & related expense	$85.1	$84.2	$0.9	1.1%
Other expense	$163.7	$168.1	$(4.4)	(2.6)%
Total SG&A expenses	$672.8	$662.8	$10.0	1.5%
Same-store SG&A expenses	$648.8	$650.6	$(1.8)	(0.3)%

Personnel expense as % of gross profit	45.0%	44.8%	0.2%	0.4%
Advertising expense as % of gross profit	3.7%	3.3%	0.4%	12.0%
Rent & related expense as % of gross profit	9.9%	9.9%	—%	—%
Other expense as % of gross profit	18.8%	19.7%	(0.9)%	(4.6)%
Total SG&A expenses as % of gross profit	77.4%	77.7%	(0.3)%	(0.4)%
Same-store SG&A expenses as % of same-store gross profit	78.3%	77.5%	1.5%	1.9%

Selling, general and administrative expenses (“SG&A”) increased from 2018 to 2019 due to an $11.8 million increase from net acquisitions/dispositions, partially offset by a $1.8 million decrease in same-store SG&A. Excluding the $15.2 million reduction related to foreign currency fluctuations, same-store SG&A increased 2.1%. The increase in SG&A is primarily due to an increase in variable personnel expenses as a result of the 2.0% increase in gross profit compared to the prior year. SG&A as a percentage of gross profit was 77.4%, a decrease of 30 basis points compared to 77.7% in the prior year. SG&A expenses as a percentage of total revenue was 11.3% and 11.7% in the three months ended September 30, 2019 and 2018.

Depreciation

(In millions)

			2019 vs. 2018
	2019	2018	Change	% Change
Depreciation	$27.5	$25.9	$1.6	6.2%

Depreciation increased from 2018 to 2019 due to a $1.6 million, or 6.3%, increase in same-store depreciation. The same-store increase is primarily related to our ongoing facility improvements and expansion programs.

Floor Plan Interest Expense

(In millions)

			2019 vs. 2018
	2019	2018	Change	% Change
Floor plan interest expense	$21.4	$20.2	$1.2	5.9%

Floor plan interest expense increased from 2018 to 2019 due to a $1.3 million increase from net dealership acquisitions/dispositions, partially offset by a $0.1 million, or 0.5%, decrease in same-store floor plan interest expense.

Other Interest Expense

(In millions)

			2019 vs. 2018
	2019	2018	Change	% Change
Other interest expense	$32.9	$28.3	$4.6	16.3%

Other interest expense increased from 2018 to 2019 primarily due an increase in outstanding revolver borrowings under the U.S. credit agreements and an increase in amounts outstanding under our mortgage facilities.

Equity in Earnings of Affiliates

(In millions)

			2019 vs. 2018
	2019	2018	Change	% Change
Equity in earnings of affiliates	$43.3	$41.7	$1.6	3.8%

Equity in earnings of affiliates increased from 2018 to 2019 primarily due to an increase of $1.5 million in earnings from our investment in PTL, coupled with an increase in earnings from our retail automotive joint ventures.

Income Taxes

(In millions)

			2019 vs. 2018
	2019	2018	Change	% Change
Income taxes	$42.4	$27.1	$15.3	56.5%

Income taxes increased from 2018 to 2019 primarily due to an increase in our effective tax rate and a $1.3 million increase in our pretax income compared to the prior year. Our effective tax rate was 26.8% during the three months ended September 30, 2019 compared to 17.3% during the three months ended September 30, 2018. The increase in our effective tax rate is primarily due to fluctuations in our geographic pre-tax income mix and the $11.6 million tax benefit recognized in 2018 for final adjustments to our provisional estimates per the U.S. Tax Cuts and Jobs Act and related Staff Accounting Bulletin No. 118.

Nine months Ended September 30, 2019 Compared to Nine months Ended September 30, 2018

Retail Automotive Dealership New Vehicle Data

(In millions, except unit and per unit amounts)

			2019 vs. 2018
New Vehicle Data	2019	2018	Change	% Change
New retail unit sales	166,730	179,266	(12,536)	(7.0)%
Same-store new retail unit sales	163,418	175,001	(11,583)	(6.6)%
New retail sales revenue	$6,873.9	$7,325.6	$(451.7)	(6.2)%
Same-store new retail sales revenue	$6,710.4	$7,149.1	$(438.7)	(6.1)%
New retail sales revenue per unit	$41,227	$40,865	$362	0.9%
Same-store new retail sales revenue per unit	$41,063	$40,852	$211	0.5%
Gross profit — new	$511.8	$552.8	$(41.0)	(7.4)%
Same-store gross profit — new	$496.8	$540.7	$(43.9)	(8.1)%
Average gross profit per new vehicle retailed	$3,069	$3,084	$(15)	(0.5)%
Same-store average gross profit per new vehicle retailed	$3,040	$3,090	$(50)	(1.6)%
Gross margin % — new	7.4%	7.5%	(0.1)%	(1.3)%
Same-store gross margin % — new	7.4%	7.6%	(0.2)%	(2.6)%

Units

Retail unit sales of new vehicles decreased from 2018 to 2019 due to an 11,583 unit, or 6.6%, decrease in same-store new retail unit sales, coupled with a 953 unit decrease from net dealership acquisitions/dispositions. Same-store units decreased 4.5% in the U.S. primarily due to a decrease in premium and volume foreign sales related to product availability and a focus on increasing gross profit per unit retailed. Same-store units decreased 9.6% internationally primarily due to the decline in new vehicle registrations in the U.K., which we believe resulted from an overall decline in consumer confidence as the result of Brexit, uncertainty over low emission and diesel regulations, and certain vehicle availability resulting from the “Worldwide Harmonised Light Vehicle Testing Procedure” (WLTP) and “Real Driving Emissions” (RDE) fuel economy testing and emissions standards applicable to new vehicles sold in Europe as discussed above.

Revenues

New vehicle retail sales revenue decreased from 2018 to 2019 due to a $438.7 million, or 6.1%, decrease in same-store revenues, coupled with a $13.0 million decrease from net dealership acquisitions/dispositions. Excluding $157.3 million of unfavorable foreign currency fluctuations, same-store new retail revenue decreased 3.9%. The same-store revenue decrease is due to a decrease in same-store new retail unit sales, which decreased revenue by $473.2 million, partially offset by a $211 per unit increase in comparative average selling prices (despite a $963 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $34.5 million.

Gross Profit

Retail gross profit from new vehicle sales decreased from 2018 to 2019 due to a $43.9 million, or 8.1%, decrease in same-store gross profit, partially offset by a $2.9 million increase from net dealership acquisitions/dispositions. Excluding $13.4 million of unfavorable foreign currency fluctuations, same-store gross profit decreased 5.6%. The decrease in same-store gross profit is due to a decrease in same-store new retail unit sales, which decreased gross profit by $35.8 million, coupled with a $50 per unit decrease in the average gross profit per new vehicle retailed (including a $82 per unit decrease attributable to unfavorable foreign currency fluctuations), which decreased gross profit by $8.1 million. Gross profit per unit increased 4.6% in the U.S. and decreased 8.3% in the U.K. The decrease in the U.K. is primarily due to the temporary oversupply of certain vehicle brands in the market.

Retail Automotive Dealership Used Vehicle Data

(In millions, except unit and per unit amounts)

			2019 vs. 2018
Used Vehicle Data	2019	2018	Change	% Change
Used retail unit sales	218,906	218,371	535	0.2%
Same-store used retail unit sales	215,720	213,903	1,817	0.8%
Used retail sales revenue	$5,529.2	$5,588.9	$(59.7)	(1.1)%
Same-store used retail sales revenue	$5,445.6	$5,495.3	$(49.7)	(0.9)%
Used retail sales revenue per unit	$25,258	$25,593	$(335)	(1.3)%
Same-store used retail sales revenue per unit	$25,244	$25,690	$(446)	(1.7)%
Gross profit — used	$284.2	$327.5	$(43.3)	(13.2)%
Same-store gross profit — used	$282.0	$322.9	$(40.9)	(12.7)%
Average gross profit per used vehicle retailed	$1,298	$1,499	$(201)	(13.4)%
Same-store average gross profit per used vehicle retailed	$1,307	$1,509	$(202)	(13.4)%
Gross margin % — used	5.1%	5.9%	(0.8)%	(13.6)%
Same-store gross margin % — used	5.2%	5.9%	(0.7)%	(11.9)%

Units

Retail unit sales of used vehicles increased from 2018 to 2019 due to a 1,817 unit, or 0.8%, increase in same-store used retail unit sales, partially offset by a 1,282 unit decrease from net dealership acquisitions/dispositions. Same-store units increased 2.5% internationally and decreased 1.2% in the U.S. Same-store retail units for our used vehicle supercenters decreased 1.3%. Overall, used units increased 2.7% internationally and decreased 2.6% in the U.S.

Revenues

Used vehicle retail sales revenue decreased from 2018 to 2019 due to a $49.7 million, or 0.9%, decrease in same-store revenues, coupled with a $10.0 million decrease from net dealership acquisitions/dispositions. Excluding $182.8 million of unfavorable foreign currency fluctuations, same-store used retail revenue increased 2.4%. The same-store revenue decrease is primarily due to a $446 per unit decrease in comparative average selling prices (including an $847 per unit decrease attributable to unfavorable foreign currency fluctuations), which decreased revenue by $95.5 million, partially offset by an increase in same-store used retail unit sales, which increased revenue by $45.8 million. The average sales price per unit for our used vehicle supercenters is $14,482 compared to $28,922 at our franchised dealerships. Average selling price per unit increased 4.4% in the U.S. and decreased 5.6% in the U.K. The decrease in the U.K. is primarily due to the temporary oversupply of used vehicles in the market.

Gross Profit

Retail gross profit from used vehicle sales decreased from 2018 to 2019 due to a $40.9 million, or 12.7%, decrease in same-store gross profit, coupled with a $2.4 million decrease from net dealership acquisitions/dispositions. Excluding $8.2 million of unfavorable foreign currency fluctuations, same-store gross profit decreased 10.1%. The decrease in same-store gross profit is due to a $202 per unit decrease in average gross profit per used vehicle retailed (including a $38 per unit decrease attributable to unfavorable foreign currency fluctuations), which decreased gross profit by $43.2 million, partially offset by an increase in same-store used retail unit sales, which increased gross profit by $2.3 million. Gross profit per unit decreased 1.4% in the U.S. and decreased 20.8% in the U.K., including a 36.3% decrease in gross profit per unit at our U.K. used vehicle supercenters. The decrease in the U.K. is primarily due to the temporary oversupply of used vehicles in the market.

Retail Automotive Dealership Finance and Insurance Data

(In millions, except unit and per unit amounts)

			2019 vs. 2018
Finance and Insurance Data	2019	2018	Change	% Change
Total retail unit sales	385,636	397,637	(12,001)	(3.0)%
Total same-store retail unit sales	379,138	388,904	(9,766)	(2.5)%
Finance and insurance revenue	$491.5	$482.2	$9.3	1.9%
Same-store finance and insurance revenue	$484.6	$474.0	$10.6	2.2%
Finance and insurance revenue per unit	$1,275	$1,212	$63	5.2%
Same-store finance and insurance revenue per unit	$1,278	$1,219	$59	4.8%

Finance and insurance revenue increased from 2018 to 2019 due to a $10.6 million, or 2.2%, increase in same-store revenues, partially offset by a $1.3 million decrease from net dealership acquisitions/dispositions. Excluding $13.3 million of unfavorable foreign currency fluctuations, same-store finance and insurance revenue increased 5.0%. The same-store revenue increase is due to a $59 per unit increase in comparative average selling prices (despite a $35 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $22.4 million, partially offset by the decrease in same-store retail unit sales, which decreased revenue by $11.8 million. Finance and insurance revenue per unit increased 8.0% in the U.S. and 0.9% in the U.K. We believe the U.S. increase in same-store finance and insurance revenue per unit is primarily due to our efforts to increase finance and insurance revenue, which include implementing new tools for menu presentation and document processing, additional training, adding resources to target underperforming locations, product penetration, and changes to product portfolios.

Retail Automotive Dealership Service and Parts Data

(In millions)

			2019 vs. 2018
Service and Parts Data	2019	2018	Change	% Change
Service and parts revenue	$1,654.0	$1,615.1	$38.9	2.4%
Same-store service and parts revenue	$1,619.9	$1,577.4	$42.5	2.7%
Gross profit — service and parts	$981.4	$959.5	$21.9	2.3%
Same-store service and parts gross profit	$960.4	$937.0	$23.4	2.5%
Gross margin % — service and parts	59.3%	59.4%	(0.1)%	(0.2)%
Same-store service and parts gross margin %	59.3%	59.4%	(0.1)%	(0.2)%

Revenues

Service and parts revenue increased from 2018 to 2019, with an increase of 3.0% in the U.S. and 1.2% internationally. The overall increase in service and parts revenue is due to a $42.5 million, or 2.7%, increase in same-store revenues, partially offset by a $3.6 million decrease from net dealership acquisitions/dispositions. Excluding $34.7 million of unfavorable foreign currency fluctuations, same-store service and parts revenue increased 4.9%. The increase in same-store revenue is due to a $39.3 million, or 10.3%, increase in warranty revenue, a $2.3 million, or 0.2%, increase in customer pay revenue, and a $0.9 million, or 0.8%, increase in vehicle preparation and body shop revenue.

Gross Profit

Service and parts gross profit increased from 2018 to 2019 due to a $23.4 million, or 2.5%, increase in same-store gross profit, partially offset by a $1.5 million decrease from net dealership acquisitions/dispositions. Excluding $20.0 million of unfavorable foreign currency fluctuations, same-store gross profit increased 4.6%. The same-store gross profit increase is due to an increase in same-store revenues, which increased gross profit by $25.2 million, partially offset by a 0.1% decrease in gross margin, which decreased gross profit by $1.8 million. The same-store gross profit increase is due to an $18.2 million, or 8.9%, increase in warranty gross profit, a $3.4 million, or 0.7%, increase in customer pay gross profit, and a $1.8 million, or 0.8%, increase in vehicle preparation and body shop gross profit.

Retail Commercial Truck Dealership Data

(In millions, except unit and per unit amounts)

			2019 vs. 2018
New Commercial Truck Data	2019	2018	Change	% Change
New retail unit sales	8,688	6,107	2,581	42.3%
Same-store new retail unit sales	6,849	6,039	810	13.4%
New retail sales revenue	$979.6	$630.5	$349.1	55.4%
Same-store new retail sales revenue	$761.5	$620.7	$140.8	22.7%
New retail sales revenue per unit	$112,746	$103,257	$9,489	9.2%
Same-store new retail sales revenue per unit	$111,189	$102,786	$8,403	8.2%
Gross profit — new	$43.8	$28.2	$15.6	55.3%
Same-store gross profit — new	$32.0	$27.6	$4.4	15.9%
Average gross profit per new truck retailed	$5,038	$4,620	$418	9.0%
Same-store average gross profit per new truck retailed	$4,678	$4,572	$106	2.3%
Gross margin % — new	4.5%	4.5%	—%	—%
Same-store gross margin % — new	4.2%	4.4%	(0.2)%	(4.5)%

Units

Retail unit sales of new trucks increased from 2018 to 2019 due to a 1,771 unit increase from net dealership acquisitions, coupled with an 810, or 13.4%, unit increase in same-store retail unit sales, coupled. Same-store new truck units increased 13.4% from 2018 to 2019, largely due to the 13.5% increase in the North American Class 8 heavy-duty truck market during the nine months ended September 30, 2019.

Revenues

New commercial truck retail sales revenue increased from 2018 to 2019 due to a $208.3 million increase from net dealership acquisitions, coupled with a $140.8 million increase in same-store revenues. The same-store revenue increase is due to the increase in same-store new retail unit sales, which increased revenue by $90.1 million, coupled with an $8,403 per unit increase in comparative average selling prices, which increased revenue by $50.7 million.

Gross Profit

New commercial truck retail gross profit increased from 2018 to 2019 due to an $11.2 million increase from net dealership acquisitions, coupled with a $4.4 million increase in same-store gross profit. The increase in same-store gross profit is due to the increase in same-store new retail unit sales, which increased gross profit by $3.8 million, coupled with a $106 per unit increase in average gross profit per new truck retailed, which increased gross profit by $0.6 million.

			2019 vs. 2018
Used Commercial Truck Data	2019	2018	Change	% Change
Used retail unit sales	1,435	1,516	(81)	(5.3)%
Same-store used retail unit sales	1,244	1,514	(270)	(17.8)%
Used retail sales revenue	$87.8	$86.3	$1.5	1.7%
Same-store used retail sales revenue	$76.3	$86.2	$(9.9)	(11.5)%
Used retail sales revenue per unit	$61,248	$56,943	$4,305	7.6%
Same-store used retail sales revenue per unit	$61,346	$56,962	$4,384	7.7%
Gross profit — used	$8.9	$9.8	$(0.9)	(9.2)%
Same-store gross profit — used	$7.4	$9.8	$(2.4)	(24.5)%
Average gross profit per used truck retailed	$6,211	$6,476	$(265)	(4.1)%
Same-store average gross profit per used truck retailed	$5,975	6,471	$(496)	(7.7)%
Gross margin % — used	10.1%	11.4%	(1.3)%	(11.4)%
Same-store gross margin % — used	9.7%	11.4%	(1.7)%	(14.9)%

Units

Retail unit sales of used trucks decreased from 2018 to 2019 due to a 270, or 17.8%, unit decrease in same-store retail unit sales, partially offset by a 189 unit increase from net dealership acquisitions. We believe the decline in used truck sales resulted from additional new truck supply and a decline in freight rates which lessens demand for used trucks.

Revenues

Used commercial truck retail sales revenue increased from 2018 to 2019 due to an $11.4 million increase from net dealership acquisitions, partially offset by a $9.9 million decrease in same-store revenues. The same-store revenue decrease is due to the decrease in same-store used retail unit sales, which decreased revenue by $15.4 million, partially offset by a $4,384 per unit increase in comparative average selling prices, which increased revenue by $5.5 million.

Gross Profit

Used commercial truck retail gross profit decreased from 2018 to 2019 due to a $2.4 million decrease in same-store gross profit, partially offset by a $1.5 million increase from net dealership acquisitions. The decrease in same-store gross profit is due to the decrease in same-store used retail unit sales, which decreased gross profit by $1.8 million, coupled with a $496 per unit decrease in average gross profit per used truck retailed, which decreased gross profit by $0.6 million.

			2019 vs. 2018
Service and Parts Data	2019	2018	Change	% Change
Service and parts revenue	$340.7	$275.7	$65.0	23.6%
Same-store service and parts revenue	$281.9	$272.5	$9.4	3.4%
Gross profit — service and parts	$128.6	$106.3	$22.3	21.0%
Same-store service and parts gross profit	$111.4	$105.1	$6.3	6.0%
Gross margin % — service and parts	37.7%	38.6%	(0.9)%	(2.3)%
Same-store service and parts gross margin %	39.5%	38.6%	0.9%	2.3%

Revenues

Service and parts revenue increased from 2018 to 2019 due to a $55.6 million increase from net dealership acquisitions, coupled with a $9.4 million increase in same-store revenues. Customer pay work represents approximately 83.6% of PTG’s service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The increase in same-store revenue is due to a $6.0 million, or 2.6%, increase in customer pay revenue, a $2.1 million, or 6.4%, increase in warranty revenue, and a $1.3 million, or 13.7%, increase in body shop revenue.

Gross Profit

Service and parts gross profit increased from 2018 to 2019 due to a $16.0 million increase from net dealership acquisitions, coupled with a $6.3 million increase in same-store gross profit. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $3.7 million, coupled with the 0.9% increase in gross margin, which increased gross profit by $2.6 million. The same-store gross profit increase is due to a $3.7 million, or 4.7%, increase in customer pay gross profit, a $1.8 million, or 11.0%, increase in warranty gross profit, and a $0.8 million, or 7.3%, increase in body shop gross profit.

Commercial Vehicle Distribution Data

(In millions, except unit amounts)

			2019 vs. 2018
Commercial Vehicles Australia and New Zealand Data	2019	2018	Change	% Change
Vehicle unit sales	1,292	1,071	221	20.6%
Sales revenue	$393.5	$426.4	$(32.9)	(7.7)%
Gross profit	$105.6	$111.2	$(5.6)	(5.0)%

Our commercial vehicle distribution business is comprised of our Penske Commercial Vehicles Australia business and our Penske Power Systems business. The increase in units is due to an improved truck market in New Zealand in 2019 compared to 2018 and efforts to integrate PCV Australia operations with PPS locations now selling PCV Australia brands. The decline in revenue from 2018 to 2019 is largely attributable to the timing of customer deliveries and unfavorable foreign exchange, which decreased revenue and gross profit by $31.8 million and $8.2 million, respectively.

Selling, General and Administrative Data

(In millions)

			2019 vs. 2018
Selling, General and Administrative Data	2019	2018	Change	% Change
Personnel expense	$1,174.4	$1,162.0	$12.4	1.1%
Advertising expense	$84.2	$87.7	$(3.5)	(4.0)%
Rent & related expense	$253.5	$253.0	$0.5	0.2%
Other expense	$496.0	$498.6	$(2.6)	(0.5)%
Total SG&A expenses	$2,008.1	$2,001.3	$6.8	0.3%
Same store SG&A expenses	$1,953.8	$1,955.8	$(2.0)	(0.1)%

Personnel expense as % of gross profit	45.4%	44.6%	0.8%	1.8%
Advertising expense as % of gross profit	3.3%	3.4%	(0.1)%	(2.9)%
Rent & related expense as % of gross profit	9.8%	9.7%	0.1%	1.0%
Other expense as % of gross profit	19.1%	19.1%	—%	—%
Total SG&A expenses as % of gross profit	77.6%	76.8%	0.8%	1.0%
Same store SG&A expenses as % of same store gross profit	77.8%	76.5%	1.5%	2.0%

Selling, general and administrative expenses (“SG&A”) increased from 2018 to 2019 due to an $8.8 million increase from net acquisitions/dispositions, partially offset by a $2.0 million decrease in same-store SG&A. Excluding the $52.2 million reduction related to foreign currency fluctuations, same-store SG&A increased 2.6%. The increase in SG&A is primarily due to the increase in variable personnel expenses. SG&A as a percentage of gross profit was 77.6%, an increase of 80 basis points compared to 76.8% in the prior year. SG&A expenses as a percentage of total revenue was 11.6% and 11.5% in the nine months ended September 30, 2019 and 2018, respectively.

Depreciation

(In millions)

			2019 vs. 2018
	2019	2018	Change	% Change
Depreciation	$81.0	$77.2	$3.8	4.9%

Depreciation increased from 2018 to 2019 due to a $4.2 million, or 5.6%, increase in same-store depreciation, partially offset by a $0.4 million decrease from net acquisitions/dispositions. The same-store increase is primarily related to our ongoing facility improvements and expansion programs.

Floor Plan Interest Expense

(In millions)

			2019 vs. 2018
	2019	2018	Change	% Change
Floor plan interest expense	$64.2	$59.0	$5.2	8.8%

Floor plan interest expense increased from 2018 to 2019 due to a $3.6 million, or 6.3%, increase in same-store floor plan interest expense, coupled with a $1.6 million increase from net dealership acquisitions/dispositions. The overall increase is primarily due to increases in amounts outstanding under floor plan arrangements, due in part to increased levels of vehicle inventory.

Other Interest Expense

(In millions)

			2019 vs. 2018
	2019	2018	Change	% Change
Other interest expense	$93.2	$86.7	$6.5	7.5%

Other interest expense increased from 2018 to 2019 due an increase in outstanding revolver borrowings under the U.S. credit agreements and an increase in amounts outstanding under our mortgage facilities.

Equity in Earnings of Affiliates

(In millions)

			2019 vs. 2018
	2019	2018	Change	% Change
Equity in earnings of affiliates	$109.6	$95.0	$14.6	15.4%

Equity in earnings of affiliates increased from 2018 to 2019 primarily due to an increase of $14.3 million in earnings from our investment in PTL, coupled with an increase in earnings from our retail automotive joint ventures. PTL’s results include the favorable affirmation of PTL’s position in a litigation matter, which increased our equity earnings by $3.3 million.

Income Taxes

(In millions)

			2019 vs. 2018
	2019	2018	Change	% Change
Income taxes	$118.6	$104.7	$13.9	13.3%

Income taxes increased from 2018 to 2019 primarily due to an increase in our effective tax rate, partially offset by a $25.5 million decrease in our pre-tax income compared to the prior year. Our effective tax rate was 26.2% during the nine months ended September 30, 2019 compared to 21.9% during the nine months ended September 30, 2018. The increase in our effective tax rate is primarily due to fluctuations in our geographic pre-tax income mix and the $11.6 million tax benefit recognized in 2018 for final adjustments to our provisional estimates per the U.S. Tax Cuts and Jobs Act and related Staff Accounting Bulletin No. 118.

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

As of September 30, 2019, we had $77.5 million of cash available to fund our operations and capital commitments. In addition, we had $595.0 million, £34.0 million ($41.8 million), and AU $50.0 million ($33.8 million) available for borrowing under our U.S. credit agreement, U.K. credit agreement, and Australian working capital loan agreement, respectively.

Securities Repurchases

From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit agreement, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. In September 2019, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities to $200.0 million. Prior to the increase, we had $30.8 million in remaining authorization. As of September 30, 2019, our remaining authorization was $200.0 million. Refer to the disclosures provided in Part I, Item 1, Note 12 of the Notes to our Consolidated Condensed Financial Statements for a summary of shares repurchased during the nine months ended September 30, 2019.

Dividends

We paid the following cash dividends on our common stock in 2018 and 2019:

Per Share Dividends

2018

First Quarter	$0.34
Second Quarter	0.35
Third Quarter	0.36
Fourth Quarter	0.37

2019

First Quarter	$0.38
Second Quarter	0.39
Third Quarter	0.40

We also announced a cash dividend of $0.41 per share payable on December 3, 2019 to shareholders of record on November 8, 2019. Future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors, which may include our earnings, capital requirements, restrictions relating to any then-existing indebtedness, financial condition and other factors.

Vehicle Financing

Refer to the disclosures provided in Part I, Item 1, Note 8 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of financing for the vehicles we purchase, including discussion of our floor plan and other revolving arrangements.

Long-Term Debt Obligations

As of September 30, 2019, we had the following long-term debt obligations outstanding:

September 30,
(In millions)	2019
U.S. credit agreement — revolving credit line	$105.0
U.K. credit agreement — revolving credit line	154.9
U.K. credit agreement — overdraft line of credit	—
3.75% senior subordinated notes due 2020	298.9
5.75% senior subordinated notes due 2022	547.4
5.375% senior subordinated notes due 2024	297.9
5.50% senior subordinated notes due 2026	495.6
Australia capital loan agreement	30.9
Australia working capital loan agreement	—
Mortgage facilities	397.3
Other	51.4
Total long-term debt	$2,379.3

As of September 30, 2019, we were in compliance with all covenants under our credit agreements and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 10 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of our long-term debt obligations.

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

During the nine months ended September 30, 2019, outstanding revolving commitments varied between $0.0 million and $360.0 million under the U.S. credit agreement, between £24.0 million and £140.0 million ($29.5 million and $172.1 million) under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and between AU $0.0 million and AU $28.8 million ($0.0 million and $19.4 million) under the Australia working capital loan agreement. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.

PTL Dividends

We currently hold a 28.9% ownership interest in Penske Truck Leasing. The PTL partnership agreement requires PTL, subject to applicable law and the terms of its credit agreements, to make quarterly distributions to the partners with respect to each fiscal year by no later than 45 days after the end of each of the first three quarters of the year and by

April 15 of the following year. PTL’s principal debt agreements allow partner distributions only as long as they are not in default under that agreement and the amount they pay does not exceed 50% of its consolidated net income. We receive pro rata cash distributions relating to this investment, typically in April, May, August and November of each year. During the nine months ended September 30, 2019 and 2018, we received $50.8 million and $42.9 million, respectively, of pro rata cash distributions relating to this investment. We currently expect to continue to receive future distributions from PTL quarterly, subject to its financial performance.

Operating Leases

As of September 30, 2019, we were in compliance with all covenants under our operating leases consisting principally of leases for dealership and other properties, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 3 and Note 11 of the Notes to our Consolidated Condensed Financial Statements for a description of our operating leases.

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

	Nine Months Ended September 30,
(In millions)	2019	2018
Net cash provided by continuing operating activities	$660.8	$535.9
Net cash used in continuing investing activities	(503.4)	(291.5)
Net cash used in continuing financing activities	(119.0)	(252.3)
Net cash provided by discontinued operations	0.2	0.3
Effect of exchange rate changes on cash and cash equivalents	(0.5)	(0.5)
Net change in cash and cash equivalents	$38.1	$(8.1)

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

	Nine Months Ended September 30,
(In millions)	2019	2018
Net cash from continuing operating activities as reported	$660.8	$535.9
Floor plan notes payable — non-trade as reported	(18.0)	(59.6)
Net cash from continuing operating activities including all floor plan notes payable	$642.8	$476.3

Cash Flows from Continuing Investing Activities

Cash flows from continuing investing activities consist primarily of cash used for capital expenditures, proceeds from the sale of dealerships, and net expenditures for acquisitions and other investments. Capital expenditures were $188.8 million and $188.5 million during the nine months ended September 30, 2019 and 2018, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our retail automotive segment and retail commercial truck segment capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit agreements. Proceeds from the sale of dealerships were $7.3 million and $58.4 million during the nine months ended September 30, 2019 and 2018, respectively. Cash used in acquisitions and other investments, net of cash acquired, was $326.9 million and $168.6 million during the nine months ended September 30, 2019 and 2018, respectively, and included cash used to repay sellers’ floor plan liabilities in such business acquisitions of $138.5 million and $25.8 million during the nine months ended September 30, 2018.

Cash Flows from Continuing Financing Activities

Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, net borrowings or repayments of floor plan notes payable non-trade, repurchases of common stock, and dividends.

We had net borrowings of long-term debt of $170.3 million and net repayments of $41.0 million during the nine months ended September 30, 2019 and 2018, respectively. We had net repayments of floor plan notes payable non-trade of $18.0 million and $59.6 million during the nine months ended September 30, 2019 and 2018, respectively. We repurchased common stock for a total of $174.1 million and $55.8 million during the nine months ended September 30, 2019 and 2018, respectively. We also paid cash dividends to our stockholders of $97.3 million and $89.7 million during the nine months ended September 30, 2019 and 2018, respectively.

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

Joint Venture Relationships

We are party to a number of joint ventures pursuant to which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of September 30, 2019, our retail automotive joint venture relationships included:

Location	Dealerships	Ownership Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Sprinter, Porsche	80.00	% (A)
Greenwich, Connecticut	Mercedes-Benz	80.00	% (A)
Northern Italy	BMW, MINI, Maserati, Porsche, Audi, Land Rover, Volvo, Mercedes-Benz, smart, Lamborghini	84.10	% (A)
Aachen, Germany	Audi, Maserati, SEAT, Skoda, Volkswagen	87.78	% (A) (C)
Frankfurt, Germany	Lexus, Toyota, Volkswagen	50.00	% (B)
Barcelona, Spain	BMW, MINI	50.00	% (B)
Tokyo, Japan	BMW, MINI, Rolls-Royce, Ferrari, ALPINA	49.00	% (B)

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

Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in our 2018 annual report on Form 10-K filed February 22, 2019 and our first quarter Form 10-Q filed on April 26, 2019. Important factors that could cause actual results to differ materially from our expectations include the following:

●	our business and the automotive retail and commercial vehicles industries in general are susceptible to adverse economic conditions, including changes in interest rates, foreign exchange rates, customer demand, customer confidence, fuel prices, unemployment rates and credit availability;

●	the political and economic outcome of Brexit in the U.K.;

●	increased tariffs, import product restrictions, and foreign trade risks that may impair our ability to sell foreign vehicles profitably, including any eventual tariffs resulting from the threats from the Trump Administration to add 25% tariffs on foreign vehicles or parts;

●	the number of new and used vehicles sold in our markets;

●	the effect on our businesses of the trend of electrification of vehicle engines, new mobility technologies such as shared vehicle services, such as Uber and Lyft, and the eventual availability of driverless vehicles;

●	vehicle manufacturers exercise significant control over our operations, and we depend on them and the continuation of our franchise and distribution agreements in order to operate our business;

●	we depend on the success, popularity and availability of the brands we sell, and adverse conditions affecting one or more vehicle manufacturers, including the adverse impact on the vehicle and parts supply chain due to natural disasters or other disruptions that interrupt the supply of vehicles and parts to us (including any disruptions resulting from the new fuel economy testing and Co2 emissions legislation in the United Kingdom and Europe discussed in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations), may negatively impact our revenues and profitability;

●	we are subject to the risk that a substantial number of our new or used inventory may be unavailable due to recall or other reasons;

●	the success of our commercial vehicle distribution operations and engine and power systems distribution operations depends upon continued availability of the vehicles, engines, power systems, and other parts we distribute, demand for those vehicles, engines, power systems, and parts and general economic conditions in those markets;

●	a restructuring of any significant vehicle manufacturer or supplier;

●	our operations may be affected by severe weather, such as the recent hurricanes in Puerto Rico, Florida and Texas, or other periodic business interruptions;

●	we have substantial risk of loss not covered by insurance;

●	we may not be able to satisfy our capital requirements for acquisitions, facility renovation projects, financing the purchase of our inventory, or refinancing of our debt when it becomes due;

●	our level of indebtedness may limit our ability to obtain financing generally and may require that a significant portion of our cash flow be used for debt service;

●	non-compliance with the financial ratios and other covenants under our credit agreements and operating leases;

●	higher interest rates may significantly increase our variable rate interest costs and, because many customers finance their vehicle purchases, decrease vehicle sales;

●	our operations outside of the U.S. subject our profitability to fluctuations relating to changes in foreign currency values, which have most recently occurred as a result of the June 2016 U.K. referendum for Brexit;

●	with respect to PTL, changes in the financial health of its customers, labor strikes or work stoppages by its employees, a reduction in PTL’s asset utilization rates, continued availability from truck manufacturers and suppliers of vehicles and parts for its fleet, changes in values of used trucks which affects PTL’s profitability on truck sales, compliance costs in regards to its trucking fleet and truck drivers, its ability to retain qualified drivers and technicians, risks associated with its participation in multi-employer pension plans, conditions in the capital markets to assure PTL’s continued availability of capital to purchase trucks, the effect of changes in lease accounting rules on PTL customers’ purchase/lease decisions, and industry competition, each of which could impact distributions to us;

●	we are dependent on continued security and availability of our information technology systems and we may be subject to fines, penalties, and other costs under applicable privacy laws if we do not maintain our confidential customer and employee information properly;

●	if we lose key personnel, especially our Chief Executive Officer, or are unable to attract additional qualified personnel;

●	new or enhanced regulations relating to automobile dealerships including those being considered by the Financial Conduct Authority in the U.K. restricting certain compensation we receive relating to automotive financing in the U.K.;

●	changes in tax, financial or regulatory rules or requirements;

●	we could be subject to legal and administrative proceedings which, if the outcomes are adverse to us, could have a material adverse effect on our business;

●	if state dealer laws in the U.S. are repealed or weakened, our automotive dealerships may be subject to increased competition and may be more susceptible to termination, non-renewal or renegotiation of their franchise agreements;

●	some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests; and

●	shares of our common stock eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR, the Bank of England Base Rate, or the Australian Bank Bill Swap Rate. Based on the amount outstanding under these facilities as of September 30, 2019, a 100 basis point change in interest rates would result in an approximate $2.2 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Australian Bank Bill Swap Rate, or the New Zealand Bank Bill Benchmark Rate.

Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the trailing twelve months ended September 30, 2019, a 100 basis point change in interest rates would result in an approximate $35.9 million change to our annual floor plan interest expense.

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

Foreign Currency Exchange Rates. As of September 30, 2019, we had consolidated operations in the U.K., Germany, Italy, Canada, Australia and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S.

Dollar would have resulted in an approximate $739.6 million change to our revenues for the nine months ended September 30, 2019.

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

Beginning January 1, 2019, we adopted ASU No. 2016-02, “Leases (Topic 842),” which resulted in recording lease liabilities and right-of-use assets on our consolidated balance sheet. ASC 842 requires management to make significant judgments and estimates. As a result, we implemented changes to our internal controls related to leases for the nine months ended September 30, 2019. These changes include implementing updated accounting policies affected by ASC 842 and implementing a new information technology application to calculate our right-of-use assets and lease liabilities and required disclosures.

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

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition, or future results. The following updates the risk factors included in our 2018 Form 10-K and first quarter 2019 Form 10-Q:

The United Kingdom's potential departure from the European Union could adversely affect us. The United Kingdom is scheduled to exit the European Union ("Brexit") on January 31, 2020, though Brexit may occur earlier with a withdrawal agreement, or later. If the U.K. were to depart the European Union with or without a withdrawal agreement, many resulting consequences could adversely affect our business, including unavailability of vehicles or parts due to delays at the border, higher prices for vehicles or parts since the majority of vehicles sold in the U.K. are imported from other countries in Europe and may be subject to additional tax, traffic delays nationwide due to delays at the border and resulting congestion on the major motorways, among other consequences. While we have made preparations for these events, these preparations cannot assure our business will not be materially and adversely affected. In addition, the future terms of the United Kingdom's relationship with the European Union remain uncertain. The effects of Brexit could depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound and the Euro. As exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. A weakening British Pound as compared to the U.S. Dollar negatively impacts our U.S. Dollar reported results of operations. Our U.K. business generated 35% of our total revenue for the year ended December 31, 2018. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, consolidated financial position, results of operations, and cash flows.

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

In September 2018, new fuel economy testing and Co2 emissions legislation known as “Worldwide Harmonised Light Vehicle Testing Procedure” (WLTP) was implemented and required all vehicles sold in the United Kingdom (our second largest market) and Europe to comply with new fuel economy testing and Co2 emissions standards. A related requirement, “Real Driving Emissions” (RDE), requires more extensive vehicle testing and has impacted and is expected to continue to impact the availability of new vehicles for sale for certain manufacturers. Compliance with the new rules has proven to be challenging for certain manufacturers for certain periods in 2019, resulting in a shortage of product availability. Should the brands we represent experience continued product unavailability, we may be significantly and adversely affected.

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

In the U.K., the Financial Conduct Authority (FCA) regulates consumer finance and insurance operations. The FCA has recently proposed regulation restricting certain types of compensation in connection with dealer assisted financing. If any resulting regulation restricts our ability to generate revenue from arranging financing or selling insurance products, we could be materially and adversely affected. We cannot predict at this time the outcome of this regulatory initiative by the FCA.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2019, we repurchased 1,021,622 shares of our common stock for $43.6 million, or an average of $42.66 per share, under our securities repurchase program approved by our Board of Directors. During the nine months ended September 30, 2019, we repurchased 3,871,887 shares of our common stock for $169.2 million, or an average of $43.71 per share, under this program. In September 2019, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities to $200.0 million. Prior to the increase, we had $30.8 million in remaining authorization. As of September 30, 2019, our remaining authorization was $200.0 million.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
July 1 to July 31, 2019	—	$—	—	$74.4
August 1 to August 31, 2019	948,426	$42.63	948,426	$33.9
September 1 to September 30, 2019	73,196	$42.99	73,196	$200.0
	1,021,622		1,021,622

Item 6. Exhibits

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.

32	Section 1350 Certification.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger S. Penske
Roger S. Penske
Date: October 30, 2019		Chief Executive Officer

	By:	/s/ J.D. Carlson
J.D. Carlson
Date: October 30, 2019		Chief Financial Officer