Form 10-K
period 2019-12-31
PENSKE AUTOMOTIVE GROUP, INC.
filed 2020-02-21
CIK 1019849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧ No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ◻  No ⌧

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

Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate market value of the voting common stock held by non-affiliates as of June 30, 2019 was $1,563,801,193. As of February 14, 2020, there were 81,355,508 shares of voting common stock outstanding.

Documents Incorporated by Reference

Certain portions, as expressly described in this report, of the registrant’s proxy statement for the 2020 Annual Meeting of the Stockholders to be held May 13, 2020 are incorporated by reference into Part III, Items 10-14.

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

In 2019, our business generated $23.2 billion in total revenue, which is comprised of approximately $20.6 billion from retail automotive dealerships, $2.1 billion from retail commercial truck dealerships and $0.5 billion from commercial vehicle distribution and other operations. We generated $3.5 billion in gross profit, which is comprised of $3.0 billion from retail automotive dealerships, $277.8 million from retail commercial truck dealerships and $138.8 million from commercial vehicle distribution and other operations.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $20.6 billion in total retail automotive dealership revenue we generated in 2019. As of December 31, 2019, we operated 321 retail automotive franchises, of which 145 franchises are located in the U.S. and 176 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In 2019, we retailed and wholesaled more than 629,000 vehicles. We are diversified geographically, with 57% of our total retail automotive dealership revenues in 2019 generated in the U.S. and Puerto Rico and 43% generated outside the U.S. We offer over 35 vehicle brands, with 70% of our retail automotive dealership revenue in 2019 generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz and Porsche. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts, and replacement and aftermarket automotive products. We operate our franchised dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry.

We also operate sixteen used vehicle supercenters in the U.S. and the U.K. which retail and wholesale used vehicles under a one price, “no-haggle” methodology. Our CarSense operations in the U.S. consist of six retail locations operating in the Philadelphia and Pittsburgh, Pennsylvania market areas. Our CarShop operations in the U.K. consist of ten retail locations and a vehicle preparation center. During 2019, we opened one used vehicle supercenter in the U.S. and one used vehicle supercenter in the U.K.

During 2019, we disposed of twenty-five retail automotive franchises and were awarded one retail automotive franchise. Of the franchises disposed of, ten represented franchises in the U.S., seven represented franchises in Germany, and eight represented franchises in the U.K. We maintained a 20% ownership interest in three of the franchises disposed of in the U.S. representing the Bentley, Ferrari, and Maserati brands and account for the joint venture using the equity method of accounting. We also acquired an additional 12.4% interest in the Jacobs Group, one of our German automotive dealership joint ventures, and now own a 91.8% interest in the Jacobs Group.

Retail automotive dealerships represented 88.9% of our total revenues and 88.0% of our total gross profit in 2019.

We believe our diversified retail automotive income streams help to mitigate the historical cyclicality found in some elements of the automotive sector. Revenues from higher margin service and parts sales include warranty work, customer paid work, rapid repair, collision repair services, and wholesale parts sales. Service and parts sales are typically less cyclical than retail vehicle sales and generate the largest part of our retail automotive gross profit.

The following graphics show the percentage of our total retail automotive dealership revenues by product area and their respective contribution to our retail automotive gross profit:

Revenue Mix	Gross Profit Mix

Retail Commercial Truck Dealership. We operate a heavy and medium duty truck dealership group known as Premier Truck Group (“PTG”) offering primarily Freightliner and Western Star branded trucks, with locations in Texas, Oklahoma, Tennessee, Georgia, Utah, Idaho, and Canada. In 2019, we acquired Warner Truck Centers, with six locations in Utah and Idaho. As of December 31, 2019, PTG operated 25 locations. PTG also offers a full range of used trucks available for sale as well as service and parts departments, providing a full range of maintenance and repair services.

This business represented 8.8% of our total revenues and 8.0% of our total gross profit in 2019.

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

Penske Australia. We are the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand and portions of the Pacific. In these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Allison Transmission, MTU Onsite Energy, and Rolls Royce Power Systems. This business, known as Penske Australia offers products across the on- and off-highway markets, including in the construction, mining, marine, and defense sectors, and supports full parts and aftersales service through a network of branches, field locations and dealers across the region.

These businesses represented 2.3% of our total revenues and 4.0% of our total gross profit in 2019.

Penske Transportation Solutions. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P (“PTL”). PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. (“Mitsui”). We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments. Penske Transportation Solutions (“PTS”) is the universal brand name for PTL’s various business lines through which it is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental and contract maintenance, along with logistic services such as dedicated contract carriage, distribution center management, transportation management, lead logistics provider services and dry van truckload carrier services. We recorded $142.4 million in equity earnings from this investment in 2019.

2019 & 2020 Key Developments

Retail Automotive Franchised Dealership Acquisitions and Dispositions. In 2019, we disposed of twenty-five retail automotive franchises, which represented approximately $540 million in annualized revenue. Of the twenty-five franchises disposed of, ten represented franchises in the U.S., seven represented franchises in Germany, and eight represented franchises in the U.K. We maintained a 20% ownership interest in three of the franchises disposed of in the U.S. representing the Bentley, Ferrari, and Maserati brands and account for the joint venture using the equity method of accounting. In 2019, we acquired an additional 12.4% interest in the Jacobs Group, one of our German automotive dealership joint ventures, and now own a 91.8% interest in the Jacobs Group.

Acquisition of Warner Truck Centers. In 2019, our Premier Truck Group subsidiary acquired Warner Truck Centers, a retailer of Freightliner and Western Star medium and heavy-duty commercial trucks located in Utah and Idaho. Warner Truck Centers consist of six dealership locations and is expected to represent approximately $1.1 billion in annualized revenue. We are now the largest Freightliner and Western Star dealer in the U.S.

Expansion of Used Vehicle SuperCenters. During 2019, we opened a new CarSense used vehicle supercenter in Glen Mills, Pennsylvania and a CarShop used vehicle supercenter in the U.K. We expect these two used vehicle supercenters will provide an additional $100 million in annualized revenue.

Stockholder Dividends and Stock Repurchases. We increased our quarterly stock dividend each quarter in 2019. Our latest declared dividend is $0.42 per share payable March 3, 2020, which represents a dividend yield of 3.6% using our January 31, 2020 closing stock price. We repurchased 3,986,836 shares of our common stock in 2019 for $174.1 million, which, together with quarterly dividends, represents a return to stockholders of approximately $304.9 million. As of December 31, 2019, our remaining authorization was $200.0 million.

Company and Dealership Awards. Thirty-three of our dealerships were named to the Automotive News Top 100 Dealerships to Work For in the United States. For the second year in a row, a Penske dealership was ranked #1 in the United States. We believe these awards reflect our ongoing commitment to our valuable dealership employees, which enhances customer satisfaction and may result in improved sales over time. Additionally, in January 2020, we were named one of the “World’s Most Admired Companies” by Fortune Magazine.

Outlook

Retail Automotive Dealership. In 2019, U.S. light vehicle sales decreased 1.2%, as compared to the same period last year, to 17.1 million units, with an increase of 2.8% in sales of trucks, crossovers and sport utility vehicles and a decrease of 10.3% in sales of passenger cars. We believe the sales of trucks, crossovers and sport utility vehicles will continue to outperform passenger car sales, largely due to consumer preference and OEM product offerings. We believe the U.S. market for new light vehicle sales remains strong, but has plateaued and may be impacted in future periods by several different factors including vehicle affordability, consumer confidence, the level of unemployment, the level of OEM incentives, increasing lease returns, interest rates, strong credit availability, the age of vehicles on the road, vehicle innovation, increasing adoption of electrification as opposed to internal combustion engines, and tariffs, although actual sales may differ materially. We expect lease returns to provide customers in the used vehicle market with an ample supply of affordable late model, low mileage vehicles.

In 2019, U.K. new vehicle registrations decreased 2.4%, as compared to the same period last year, to 2.3 million registrations. We believe the year over year decline is significantly attributable to the economic and political uncertainty caused by the U.K.’s exit from the European Union (“Brexit”) which occurred on January 31, 2020, at which point the U.K. is legally outside of the European Union. An implementation period runs until December 31, 2020, in which the U.K., European Union, and other countries will work to establish future trading terms. We believe Brexit is impacting, and may continue to impact, new and used sales as well as consumer confidence and the economic environment generally, and may lead to further declines in new and used vehicle sales in future periods. Since no country has previously left the European Union, the outcome of any future negotiations between the U.K. and the European Union is uncertain and may affect the timing, terms of trade, and the level of new vehicle registrations in those markets.

In addition, new and used vehicle market values have recently declined in the U.K. which has impacted sales prices and gross profit. U.K. sales are also being negatively affected by the uncertainty of residual values, potentially higher taxes on diesel-powered vehicles, and consumer confusion about low emission zones as the U.K. and Western European countries consider the ramifications of diesel engines on the environment, while also providing government incentives on certain electric vehicles. In February 2020, representatives of the U.K government suggested a ban on the sale of gasoline and gasoline hybrid engines in cars and vans potentially starting as early as 2032. U.K sales of new diesel-powered vehicles experienced a 21.8% decline in 2019, while non-diesel vehicles experienced a 6.6% increase in sales during 2019. The U.K and European markets have been impacted in 2019 by a shortage of certain vehicles due to new fuel economy testing and emissions standards applicable to new vehicles sold in Europe effective September 2018. The fuel economy testing and Co2 emissions testing, known as “Worldwide Harmonised Light Vehicle Testing Procedure” (WLTP) and “Real Driving Emissions” (RDE), requires more extensive vehicle testing and has impacted and is expected to continue to impact the availability of new vehicles for sale for certain manufacturers. See “Item 1A. Risk Factors.” Premium/luxury unit sales, which accounted for approximately 85% of our U.K. new unit sales in 2019, continue to outperform the overall market, decreasing 0.2% in 2019, as compared to a 2.4% decline for the overall market.

Retail Commercial Truck Dealership. In 2019, North American sales of Class 6-8 medium and heavy-duty trucks, the principal vehicles for our PTG business, increased 5.1% from the same period last year to 508,706 units. The Class 6-7 medium-duty truck market increased 3.4% to 174,927 units, and Class 8 heavy-duty trucks, the largest North American market, increased 6.0% to 333,779 units from the same period last year. Class 8 heavy-duty truck sales are expected to decline approximately 20% to 30% in 2020 according to data published by ACT Research. Any significant decline in North American retail sales may materially and adversely affect our retail commercial truck dealerships.

Commercial Vehicle Distribution. Our Penske Australia distribution business operates principally in the Australian and New Zealand heavy and medium-duty truck markets. In 2019, the Australian heavy-duty truck market reported sales of 12,734 units, representing a decrease of 11.2% from the same period last year, while the New Zealand market reported sales of 3,529 units, representing an increase of 1.4% from the same period last year. The brands we represent in Australia hold a 5.8% market share in the Australian heavy-duty truck market, and a 3.5% market share in New Zealand. The Australian heavy-duty commercial vehicle market declined as sales returned to a normal level. We expect the commercial vehicle market and engine repowers from the on- and off-highway engine distribution business to remain stable.

Penske Transportation Solutions. We expect PTS to benefit from continued strong demand for its full-service truck leasing, contract maintenance, and logistics services resulting from continued positive economic conditions in the United States and customers’ desire to increase efficiency and lower costs by outsourcing non-core responsibilities such as fleet ownership. As a global logistics services provider, we also expect PTS to experience increased demand for its logistics supply chain solutions based primarily on optimizing the use of drivers, trucks, warehouses, and other services within the supply chain.

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

Long-Term Business Strategy

Our long-term business strategy focuses on several key areas in an effort to foster long-term relationships with our customers and our associates. The key areas of our long-term strategy are:

●Attract, develop, and empower associates to grow our business;
●Diversification;
●Offer outstanding brands in premium facilities and superior customer service;
●Expand revenues at existing locations and increase higher-margin businesses;
●Grow through strategic acquisitions;
●Enhance customer satisfaction;
●Leverage scale and implement “best practices”; and
●Embrace digital sales and marketing.

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

Diversification

Our business benefits from our diversified revenue and gross profit mix, including the multiple revenue and gross profit streams in our traditional vehicle and commercial truck dealerships (new vehicles, used vehicles, finance and insurance, and service and parts operations), our commercial vehicle distribution and power systems operations, and returns relating to our joint venture investments, which we believe helps to mitigate the cyclicality that has historically impacted some elements of the automotive sector. We are further diversified within our retail automotive operations due to revenues generated from franchised dealerships and used vehicle supercenters, due to our brand mix where we represent more than 35 brands, and geographically where we operate across 21 states and internationally. One of the unique attributes of our operations versus our peers is our diversification outside the U.S., with operations across nine countries.

The following table shows our consolidated revenues by country, and by state in the U.S., as a percentage of our total revenue:

Country	% of Total 2019 Revenue
United States		58%
United States Revenue by State
Arizona	6%
Arkansas	1%
California	10%
Connecticut	2%
Florida	2%
Georgia	5%
Idaho	1%
Indiana	1%
Maryland	1%
Minnesota	1%
New Jersey	7%
New York	1%
Ohio	2%
Oklahoma	1%
Pennsylvania	1%
Puerto Rico	1%
Rhode Island	2%
Tennessee	1%
Texas	7%
Utah	2%
Virginia	2%
Wisconsin	1%
United Kingdom		33%
Germany/Italy		6%
Canada		1%
Australia/New Zealand/Pacific		2%

The U.K. is the second largest automotive retail market in Western Europe as measured by new units sold. We generated 82% of our revenue in the U.K. through the sale and service of premium brands in 2019. We believe we are among the largest Audi, Bentley, BMW, Ferrari, Jaguar, Land Rover, Maserati, Mercedes-Benz, MINI, and Porsche dealers in the U.K. based on new unit sales. Additionally, we operate a number of dealerships in Germany, Western Europe’s largest automotive retail market, including through joint ventures with experienced local partners, which sell and service Audi, Lexus, Porsche, Toyota, Volkswagen and other brands. We also operate BMW, MINI, Maserati, Porsche, Audi, Land Rover, Volvo, Mercedes-Benz, smart, and Lamborghini dealerships in Northern Italy, as well as BMW and MINI dealerships in Spain, through joint ventures with local partners. Our non-consolidated joint venture in Japan operates BMW, MINI, Rolls-Royce, Ferrari, and ALPINA dealerships.

Diversification Through Used Vehicle SuperCenters. Our acquisitions of CarSense in the U.S. and CarShop in the U.K., each representing used vehicle supercenters, complement and provide more diversification to our retail automotive operations and provide scalable opportunities across our market areas.

Diversification Through Retail Commercial Truck Dealership. Our PTG business provides more diversification to our overall business model and allows us to bring our automotive dealership expertise to the retail commercial truck market. Operations in Canada, in addition to our U.S. locations, further diversifies our revenue stream.

Diversification Through Penske Transportation Solutions. We currently hold a 28.9% ownership interest in PTS, a leading provider of transportation and supply chain services, which further diversifies our total results of operations. We continue to expect to realize significant cash tax savings as a result of our investment in PTS in addition to the diversification offered by earnings from PTS.

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

We sell over 35 brands in our markets and our automotive dealership revenue mix consists of 70% related to premium brands, 23% related to volume non-U.S. brands, 1% related to brands of U.S. based manufacturers, and 6% related to our used vehicle supercenters. We believe our largely premium and non-U.S. brand mix will continue to offer us the opportunity to generate same-store growth, including higher margin service and parts sales. The following chart reflects our percentage of total retail automotive dealership revenue by brand:

PORSCHE
6%
Audi
12%
BENTLEY
1%
Stand-Alone Used
6%
Other
4%
3%
10%
TOYOTA
3%
LEXUS
1%
GM
Ford
CHRYSLER
10%
Mercedes-Benz
9%
LAND ROVER
JAGUAR
6%
HONDA
1%
ACURA
1%
NISSAN
23%
BMW
MINI
4%

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

Expand Revenues at Existing Locations and Increase Higher-Margin Businesses

Increase Same-Store Sales. We believe our emphasis on superior customer service and premium facilities will contribute to increases in same-store sales over time. We have added a number of incremental service bays in recent years in order to better accommodate our customers and further enhance our higher-margin service and parts revenues.

Grow Finance, Insurance, and Other Aftermarket Revenues. Each sale of a vehicle provides us the opportunity to assist in arranging financing for the sale of a vehicle, to sell the customer an extended service contract or other insurance product, and to sell aftermarket products, such as security systems and protective coatings. Where possible, we attempt to vertically integrate with the captive finance companies of the manufacturers we represent and to supplement these offerings with preferred lenders as necessary. In order to improve our finance and insurance business, we focus on enhancing training programs and implementing process improvements which we believe will improve our overall revenues. We implemented docuPAD® at our U.S. dealerships, an interactive tool designed to improve document processing and menu presentation of finance and insurance options. We expect the new system to create a more consistent process for our dealerships, improve customer experience, yield higher finance and insurance revenue, improve compliance and reduce the need for printed copies and paper storage.

Expand Service and Parts and Collision Repair Revenues. Today’s vehicles are increasingly complex and require sophisticated equipment and specially trained technicians to perform certain services. Additionally, many manufacturers today are offering maintenance programs packaged with the vehicle sale. These programs require customers to have the service work performed at a factory-authorized dealership. Unlike independent service shops, our dealerships are authorized to perform this work under warranties provided by manufacturers. Additionally, we offer maintenance programs for sale through our dealerships. We believe that our brand mix and the complexity of today’s vehicles, combined with our investment in expanded service facilities, including the addition of a significant number of incremental service bays in recent years, and our focus on customer service, will contribute to increases in our service and parts revenue. We also operate 34 automotive collision repair centers and nine commercial truck collision centers which are integrated with local dealership operations. We offer rapid repair services such as paint-less dent repair, headlight reconditioning, wheel repairs, tire sales, seat sales for our retail commercial truck operations, and windshield replacement at most of our facilities in order to offer our customers the convenience of one-stop shopping for all of their vehicle requirements.

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

We also believe there are attractive retail commercial truck acquisition opportunities. We see continued growth in the brands we represent at our existing retail commercial truck dealerships and believe there are opportunities for us to continue to make strategic acquisitions over time. In 2019, the company’s Premier Truck Group subsidiary acquired Warner Truck Centers, a retailer of Freightliner and Western Star medium and heavy-duty commercial trucks located in Utah and Idaho. Warner Truck Centers consist of six dealership locations and is expected to represent approximately $1.1 billion in annualized revenue.

Enhance Customer Satisfaction

We strive for superior customer satisfaction by listening to our customers and determining how each touchpoint can positively impact their experience and our business. By offering outstanding brands in premium facilities, “one-stop” shopping convenience in our aggregated facilities, and a well-trained and knowledgeable sales staff, we aim to forge lasting relationships with our customers, enhance our reputation in the community, and create the opportunity for significant repeat and referral business. We monitor customer satisfaction data to track the performance of operations, and incent our personnel to provide exceptional customer service, thereby driving increased customer loyalty and enhancing our reputation. Delivering our customers a strong product with exceptional customer service while not losing sight of support during their vehicle lifecycle is critical to driving satisfaction.

Reputation management is critical in our strategy and a powerful business tool. Regular interactions are a key to our success. Our reputation management strategy in monitoring and responding quickly to customer reviews, is crucial for generating and maintaining trust, customer loyalty and feedback for improvement in a competitive market. We proactively monitor online reputation management sites, including Google, Facebook, Yelp, among others, to enhance our online presence, build loyalty, ensure we are offering a superior customer service experience, and ultimately drive sales and profitability. We embrace customer reviews to make our dealerships stronger in customer service and have automated tools in place for effortless reviews of our business. Analysis of online reviews and metrics provides us valuable operational insights that we leverage to foster customer loyalty, stay ahead of the competition, and drive new sales and service business.

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

Embrace Digital Sales and Marketing

With our consumers deeply immersed in the digital space, we continue to execute a comprehensive digital marketing strategy that encompasses diversification in all avenues of customer engagement including websites, social media, video platforms, mobile, email marketing, advertising, search engine optimization, branding, and content. We strive to build and optimize our presence across all digital platforms to deliver a seamless, convenient and transparent experience for our customers on their terms. With an ever-changing digital landscape, we continue to enhance and shift our efforts as needed to meet customer expectations, such as, advertisements targeting customers with online inventory from our dealerships. It is key for us to connect with our buyers through visual content to engage our customers on a substantial level.

Each of our dealerships uses a custom content management system to maintain its own website. All of our dealership websites have consistent functionality with digital solutions tailored to each brand, which helps to minimize costs, attract customers and provide a consistent image across dealerships. Self-service tools are integrated in our websites for sales and service since the importance of speed and ease continually increases.

To drive high quality traffic to our web properties, we primarily focus on search engine optimization and search engine marketing, and employ some third-party lead providers in key markets to augment our traffic. Most importantly, we have invested heavily in our own websites so we can retain traffic and deliver an engaging, dynamic user experience. As the majority of our web traffic is now coming from mobile devices, we operate with a “mobile first” mentality and ensure that the content we serve our customers is tailored to their preferred method of engagement and specific needs, where applicable. Local listing accuracy management is fundamental in our process to enhance digital search and drive customers to our dealerships. This enables us to update dealership information real-time and deliver seamless and searchable content.

We promote our U.S. and U.K. automotive retail new and pre-owned vehicle inventory online through PenskeCars.com, Sytner.co.uk, agnewcars.com, CarSense.com, and CarShop.co.uk. The websites are designed to streamline the car-buying process and allow consumers to view and compare on average over 58,000 new, certified and pre-owned vehicles. These sites, together with our dealership websites, provide consumers a simple way to schedule service appointments online 24/7 and view extensive vehicle information, including photos, prices, promotions, videos, and third-party vehicle history reports for pre-owned vehicles. Additionally, customers may download the

PenskeCars.com app to access vehicle inventory, locate or contact a dealership, explore payments, and get instant trade offers at their convenience.

Social media is an essential component of our digital strategy and enables us to proactively communicate with our customers and receive input on our service, branding, and engagement. Our dealerships maintain social media pages, including Facebook, Instagram and Twitter, among others, to attract new customers, build stronger relationships with current customers, and help grow the business. Using a social media mobile app, our dealerships can easily capture customer photos, send automated review invitations, record personalized videos for sales and service customers, and submit content for their social media sites. Key metrics on content developed through the dealerships allow us to monitor and adjust content as needed on an individual dealer basis. Engagement reporting is collected in order to provide the business with best practices around what content is key to success. Social media one of the most powerful and cost-effective ways to engage with our customers, enhance brand visibility, and generate customer leads. By choosing a specific audience using a range of demographic tools, our dealerships are able to reach targeted potential customers effectively and efficiently. Connecting with our customers at a more personal level allows for trust, transparency and loyalty.

As part of our continued efforts to improve the online customer experience, we research consumer behavior and survey our customers to validate our approach and help guide our site design. Customers are interested in a transparent and quick process, and use the web as a way to save time and educate themselves about their potential purchase. Understanding our customer behavior holistically gives us an idea of their motivations so we can deliver effective tools to support their requirements in the digital space.

Another core element of our digital strategy is to expand our digital retailing experience. Preferred Purchase for our U.S. dealerships incorporates online buying functionality to streamline the sales process. Preferred Purchase allows customers to value trade-in vehicles, review pricing, leasing and financing options with to-the-penny payments, add insurance and protection products to their purchase, evaluate manufacturer and lender incentive programs, and pre-qualify for credit, all online without visiting the dealership. In addition, customers can digitally accept the deal terms online, so that we can prepare the required paperwork for them prior to delivery to streamline their experience. This functionality is integrated and automated on a single platform that resides on both our individual dealership sites as well as our corporate sites. Our stores leverage Preferred Purchase not only on their websites, but also in store to help customers understand current programs, budgetary considerations, and provide full transparency. Preferred Purchase promotes transparency, decreases customer transaction times and gives our customers the flexibility to choose the path or sales process most comfortable to them — whether that is in the dealership or from the comfort of their home. The “Buy Your Used Vehicle Now” program allows customers to sell their vehicles to us without a requirement to purchase a vehicle. We are also piloting a new e-commerce platform in the U.K. that provides the ability to purchase a vehicle online and expect this platform to be implemented at all of our U.K. dealerships by the end of 2020.

Retail Automotive Dealership Operations

Retail Automotive Franchises. We routinely acquire and dispose of retail automotive franchises. Our financial statements include the results of operations of acquired dealerships from the date of acquisition. We expect to continue to pursue acquisitions and selected dispositions in the future. The following table exhibits our retail automotive franchises by location and manufacturer as of December 31, 2019:

Location	Franchises	Franchises	U.S.	Non-U.S.	Total
Arizona	26	BMW/MINI	22	42	64
Arkansas	4	Toyota/Lexus	24	—	24
California	28	Mercedes-Benz/Sprinter/smart	16	29	45
Connecticut	9	Audi/Volkswagen/Bentley	17	43	60
Florida	3	Chrysler/Jeep/Dodge/Fiat/Alfa Romeo	3	—	3
Georgia	4	Honda/Acura	21	—	21
Indiana	2	Ferrari/Maserati	2	11	13
Maryland	2	Porsche	8	11	19
Minnesota	2	Jaguar/Land Rover	14	20	34
New Jersey	24	Lamborghini	1	5	6
Ohio	7	Nissan/Infiniti	3	—	3
Puerto Rico	4	Cadillac/Chevrolet	4	—	4
Rhode Island	9	Others	10	15	25
Tennessee	1	Total	145	176	321
Texas	12
Virginia	6
Wisconsin	2
Total U.S.	145
U.K.	133
Germany	22
Italy	21
Total Non-U.S.	176
Total Worldwide	321

Retail Automotive Used Vehicle SuperCenters. The following table exhibits the used vehicle supercenters we currently operate by geographic location:

Location	Number of Dealerships
U.S.
Pennsylvania	5
New Jersey	1
Total U.S.	6
U.K.
CarShop	10
Total	16

New Vehicle Retail Sales. In 2019, we retailed 222,704 new vehicles which generated 45.3% of our retail automotive dealership revenue and 22.9% of our retail automotive dealership gross profit. New vehicles are typically acquired by dealerships directly from the manufacturer. We strive to maintain outstanding relationships with the automotive manufacturers, based in part on our long-term presence in the retail automotive market, our commitment to providing premium facilities, our commitment to drive customer satisfaction, the reputation of our management team and the consistent sales volume at our dealerships. Our dealerships finance the purchase of most new vehicles from the manufacturers through floor plan financing provided primarily by various manufacturers’ captive finance companies.

Used Vehicle Retail Sales. In 2019, we retailed 284,190 used vehicles, including 70,948 from our used vehicle supercenters, which generated 35.1% of our retail automotive dealership revenue and 12.0% of our retail automotive dealership gross profit. We acquire used vehicles from various sources including auctions open only to authorized new vehicle dealers, public auctions, trade-ins from consumers in connection with their purchase of a new vehicle from us, purchases of used vehicles directly from consumers, and lease expirations or terminations. To improve customer confidence in our used vehicle inventory, we provide vehicle history reports for all used vehicles and virtually all of our franchised new vehicle dealerships participate in manufacturer certification processes for used vehicles. If certification is obtained, the used vehicle owner is typically provided benefits and warranties similar to those offered to new vehicle owners by the applicable manufacturer. Most of our dealerships have implemented software tools which assist in procuring and selling used vehicles. In the U.K., we offer used vehicles to wholesalers and other dealers via online auction.

We currently operate sixteen used vehicle supercenters in the U.S. and U.K. Each of these dealerships are committed to offering high quality “like-new” used vehicles at “no-haggle” prices. These businesses typically sell low mileage, high quality vehicles in a friendly and transparent buying experience. We acquired these businesses in 2017 and 2018, but each has a long history of serving their local communities. We include the results of our used vehicle supercenters within used vehicle retail sales. Our total revenue from used vehicle supercenters in 2019 was $1.2 billion compared to $1.3 billion in 2018. We believe there are attractive acquisition opportunities to grow these operations in both the U.S. and the U.K., and in 2019 opened one new used vehicle supercenter in the U.S. and one in the U.K, as previously discussed.

Vehicle Finance, Extended Service and Insurance Sales. Finance, extended service and insurance sales represented 3.2% of our retail automotive dealership revenue and 21.5% of our retail automotive dealership gross profit in 2019. At our customers’ option, our dealerships can arrange third-party financing or leasing in connection with vehicle purchases. We typically receive a portion of the cost of the financing or leasing paid by the customer for each transaction as a fee. While these services are generally non-recourse to us, we are subject to chargebacks in certain circumstances, such as default under a financing arrangement or prepayment. These chargebacks vary by finance product, but typically are limited to the fee we receive.

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

We offer finance and insurance products using a “menu” process, which is designed to ensure that we offer our customers a complete range of finance, insurance, protection, and other aftermarket products in a transparent manner. We implemented docuPAD® at our U.S. dealerships, an interactive tool designed to improve document processing and menu presentation of finance and insurance options. We expect the new system to create a more consistent process for our dealerships, improve customer experience, yield higher finance and insurance revenue, improve compliance and improve our responsibility to the environment by reducing the need for printed copies and paper storage.

Service and Parts Sales. Service and parts sales represented 10.7% of our retail automotive dealership revenue and 43.0% of our retail automotive dealership gross profit in 2019. We generate service and parts sales in connection with warranty work performed at each of our franchised dealerships and non-warranty work. We believe our service and parts revenues benefit from the increasingly complex technology used in vehicles that makes it difficult for independent repair facilities or vehicle owners to maintain and repair today’s automobiles.

A goal of each of our dealerships is to make each vehicle purchaser a customer of our service and parts department. Our dealerships keep detailed records of our customers’ maintenance and service histories, and many dealerships send reminders to customers when vehicles are due for periodic maintenance or service. Many of our dealerships have extended evening and weekend service hours for the convenience of our customers. We also offer rapid repair services such as paint-less dent repair, headlight reconditioning, wheel repairs, tire sales and windshield replacement at most of our facilities in order to offer our customers the convenience of one-stop shopping for all of their automotive requirements. We also operate 34 automotive collision repair centers, each of which is operated as an integral part of our dealership operations.

Fleet and Wholesale Sales. Fleet and wholesale sales represented 5.7% of our retail automotive dealership revenue and 0.6% of our retail automotive dealership gross profit in 2019. Fleet activities represent the sale of new units to customers that are deemed to not be retail customers such as cities, municipalities or rental car companies, and are generally sold at contracted amounts. Wholesale activities relate to the sale of used vehicles generally to other dealers and occur at auction. Vehicles sold through this channel generally include units acquired by trade-in that do not meet certain standards or aged units.

Retail Commercial Truck Dealership Operations

We operate a heavy and medium duty truck dealership group known as Premier Truck Group (“PTG”) offering primarily Freightliner and Western Star branded trucks, with locations in Texas, Oklahoma, Tennessee, Georgia, Utah, Idaho, and Canada. In 2019, we acquired Warner Truck Centers, with six locations in Utah and Idaho. As of December 31, 2019, PTG operated 25 locations. PTG also offers a full range of used trucks available for sale as well as service and parts departments, providing a full range of maintenance and repair services. This business generated $2,050.5 million of revenue and $277.8 million of gross profit in 2019.

PTG dealerships provide a similar suite of services as our automotive dealerships, offering new trucks and a large selection of used trucks for sale, a full range of parts, maintenance and repair services, and finance and insurance options by facilitating truck and trailer financing and leasing, extended maintenance plans, physical damage insurance, GAP insurance, roadside relief and other programs.

The necessity of repairing trucks for our customers is a key area of differentiation for our commercial truck dealerships, and we provide around-the-clock service in certain locations to get our customers’ commercial trucks back on the road so they can complete their routes. PTG also carries an extensive inventory of parts for the new and used trucks they sell and service, including Thomas Built Buses, and other makes of medium and heavy duty trucks. The service and parts business of our PTG commercial truck dealerships represents approximately 66% of our retail commercial truck dealership gross profit.

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

Commercial Vehicle Distribution Operations

Penske Australia. We are the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand and portions of the Pacific. In these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Allison Transmission, MTU Onsite Energy, and Rolls Royce Power Systems. This business, known as Penske Australia offers products across the on- and off-highway markets, including in the construction, mining, marine, and defense sectors, and supports full parts and aftersales service through a network of branches, field locations and dealers across the region.

We distribute commercial vehicles and parts to a network of more than 70 dealership locations, including seven company-owned retail commercial vehicle dealerships in Australia and three company-owned retail commercial vehicle dealerships in New Zealand. Our dealership in Brisbane, Australia is the largest retailer of Western Star Trucks in Australia by volume. We finance our purchases of these vehicles under floor plan agreements with a local Daimler affiliate and a local Volkswagen affiliate with terms similar to our other floor plan agreements.

Our local headquarters is located in Brisbane, Australia, which is the country’s third largest city. Our headquarters includes administrative facilities as well as a parts distribution center and a production center. We also have a parts distribution center in Auckland, New Zealand.

Western Star trucks are manufactured by Daimler Trucks North America in Portland, Oregon. These technologically advanced, custom-built vehicles are ordered by customers to meet their particular needs for line haul, long distance road train, mining, logging and other heavy duty applications. We are also the exclusive importer of MAN trucks and buses. MAN Truck and Bus, a VW Group company, is a leading producer of medium and heavy duty trucks as well as city and coach buses. These cab-forward, fuel efficient vehicles are principally produced in several sites in Germany and are ordered by customers for line haul, local distribution, mining and other off-road applications. Dennis Eagle refuse collection vehicles are manufactured by Ros Roca in Warwick, England. These brands represented 5.8% of heavy duty truck units sold in Australia and 3.5% in New Zealand during 2019.

We also distribute diesel gas engines and power systems to 102 dealer locations that are strategically located throughout Australia, New Zealand and the Pacific. Most of the dealers (87) represent the Detroit Diesel brand, with the majority aligned to Western Star and/or Freightliner truck manufacturers. The remaining dealers represent the MTU (1) and Allison Transmission (14) brands. The “off-highway” business principally includes the sale of power systems directly to customers in the commercial, defense and maritime sectors, and to several dealers. In addition, we operate 14 branch facilities across Australia and in Auckland, New Zealand, and utilizes mobile remote field service units travelling directly to customer premises.

This business generated $513.1 million of revenue and $138.8 million of gross profit in 2019.

Penske Transportation Solutions

We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P (“PTL”). Penske Transportation Solutions (“PTS”) is the universal brand name for PTL’s various business lines through which it is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental and contract maintenance, along with logistic services such as dedicated contract carriage, distribution center management, transportation management, lead logistics provider services and dry van truckload carrier services. PTS has a highly diversified customer base ranging from multi-national corporations across industries such as food and beverage, transportation, manufacturing, automotive, retail and healthcare, with whom they have long-term contracts to individual consumers who rent a single truck on a daily basis.

PTS operates one of the leading full-service truck leasing, truck rental and contract maintenance businesses in North America, and an international logistics business in North America, South America, Europe and Asia. PTS also operates its full-service truck leasing and truck rental business in Australia through a joint venture with us.

Full-service truck leasing, truck rental and contract maintenance. Full-service truck leasing, truck rental and contract maintenance of commercial trucks, tractors and trailers constitutes PTS’ largest business. PTS manages a fleet of approximately 321,700 trucks, tractors and trailers, consisting of approximately 217,200 vehicles owned by PTS and leased to customers under full-service lease or rental agreements and approximately 104,500 customer-owned and -operated vehicles for which they provided contract maintenance services. Terms under its full-service leases generally range from four to seven years for tractors and trucks and six to ten years for trailers. Its commercial and consumer rental fleet as of December 31, 2019 consisted of approximately 77,200 vehicles for use by its full-service truck leasing, small business and consumer customers for periods generally ranging from less than a day to 12 months. Most of its leased vehicles are configured according to customer specifications, including custom painting and lettering, while its rental trucks bear Penske branding.

Commercial customers often outsource to PTS to reduce the complexity and cost of vehicle ownership. Under a full-service lease, PTS provides and fully maintains the vehicle, which is generally specifically configured for the customer. The services provided under full-service lease and contract maintenance agreements generally include preventive maintenance, advanced diagnostics, emergency road service, fleet services, safety programs, and fuel services through its network of 756 company-operated facilities. In addition, PTS’ commercial rental operations offer short-term availability of tractors, trucks and trailers, typically to accommodate seasonal, emergency and other temporary needs. A significant portion of these rentals are to existing full-service leasing and contract maintenance customers who are seeking flexibility in their fleet management. PTS’ commercial rental business generated 22% of its operating revenue for 2019 and its full-service lease and contract maintenance business generated 46% of its operating revenue in 2019.

For consumer customers, PTS provides short-term rental of light and medium duty vehicles on a one-way and local basis, typically to transport household goods. Customers typically include local small businesses and individuals seeking a do-it-yourself solution to their moving needs. PTS’ consumer fleet generally consists of late model vehicles ranging in size from small vans to 26-foot trucks, and its consumer rentals are conducted through approximately 2,000 independent rental agents and approximately 380 of its company-operated leasing and rental facilities. PTS’ consumer business generated 5% of its operating revenue for 2019.

Logistics. PTS’ logistics business offers an extensive variety of services, including dedicated contract carriage, distribution center management, transportation management, lead logistics provider and dry van truckload carrier services. PTS coordinates services for its customers across the supply chain, including: inbound material flow, handling and packaging, inventory management, distribution and technologies, and sourcing of third-party carriers. These services are available individually or on a combined basis and often involve its associates performing services at the customer’s location. By offering a scalable series of services to its customers, PTS can manage the customer’s entire supply chain or any stand-alone service. PTS also utilizes specialized software that enables real-time fleet visibility and provides reporting metrics, giving customers detailed information on fuel economy and other critical supply chain costs. PTS’ international logistics business has approximately 430 locations in North America, South America, Europe and Asia. PTS’ logistics business generated 27% of its operating revenue for 2019.

Industry Information

Retail Automotive Dealership. Approximately 57% of our retail automotive dealership revenues are generated in the U.S., which in 2019 was the world’s second largest automotive retail market as measured by units sold. In 2019, sales of new cars and light trucks were approximately 17.1 million units, a decrease of 1.2% from 2018, and were generated at approximately 16,700 franchised new-car dealerships. According to the latest available data from the National Automobile Dealers Association, dealership revenue is derived as follows: 54% from new vehicle sales, 33% from used vehicle sales, and 13% from service and parts sales. Dealerships also offer a wide range of higher-margin products and services, including extended service contracts, financing arrangements and credit insurance. The National Automobile Dealers Association figures noted above include finance and insurance revenues within either new or used vehicle sales, as sales of these products are usually incremental to the sale of a vehicle.

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

Our Western European markets consist of Germany, the U.K., Italy, and Spain, which represented the first, second, fourth, and fifth largest automotive retail markets, respectively, in Western Europe in 2019, and accounted for approximately 64% of the total vehicle sales in Western Europe. Unit sales of automobiles in Western Europe were approximately 14.3 million in 2019, a 0.7% increase compared to 2018. In Germany, the U.K., Italy, and Spain, new car sales were approximately 3.6 million, 2.3 million, 1.9 million, and 1.3 million units, respectively, in 2019.

We also own a 49% interest in a Japanese joint venture. Unit sales in Japan were approximately 5.1 million in 2019.

We also operate sixteen used vehicle supercenters in the U.S. and the U.K. Used vehicle sales are even more fragmented than new vehicle sales and are generated by new car dealerships, used vehicle supercenters, individual small lot sellers, as well as individual to individual sales. Used vehicle sales were approximately 40 million units in the U.S. and approximately 8 million units in the U.K. in 2019.

Retail Commercial Truck Dealership. In 2019, North America sales of Class 6-8 medium and heavy duty trucks, the principal vehicles for our PTG business, were approximately 508,706 units, an increase of 5.1% from 2018. The Class 6-7 medium duty truck market increased 3.4% to 174,927 units from 169,142 units in the same period in 2018. The largest market, Class 8 heavy duty trucks, increased 6.0% to approximately 333,779 units from approximately 314,834 units in 2018. In this market, our principal brands, Freightliner and Western Star, represent approximately 37.4% of that market.

Commercial Vehicle Distribution. Our commercial vehicle distribution business operates principally in Australia and New Zealand. In 2019, heavy duty truck sales in Australia and New Zealand combined were 16,263 units, representing a decrease of 8.8% from 2018. The brands we represent in Australia hold a 5.8% market share in the Australian heavy duty truck market, and a 3.8% market share in New Zealand.

Penske Transportation Solutions. PTS participates broadly in the global supply chain, estimated at $9.2 trillion annually, and particularly in the U.S. supply chain, estimated at $1.6 trillion annually. Only 13% of the total U.S. supply chain function is outsourced to third parties, such as PTS. We estimate, based on R. L. Polk registration data, that there are approximately 7.8 million commercial trucks operating in the United States, of which up to 3.7 million could be potential opportunities for PTS’ full-service leasing and contract maintenance offerings.

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

Business Description

Information Technology and Customer Privacy

We consolidate financial, accounting and operational data received from our operations utilizing common centralized management systems predominately licensed from, and in many cases operated by, third parties. Our systems follow our standardized accounting procedures and are compliant with any guidelines established by our vehicle manufacturers. Our technology allows us to extract and aggregate data from the systems in a consistent format to generate consolidated financial and operational analysis. These systems also allow us to access detailed information for each individual location, as a group, or on a consolidated basis. Information we can access includes, among other things, inventory, cash, unit sales, the mix of new and used vehicle sales and sales of aftermarket products and services. Our ability to access this data allows us to continually analyze our local results of operations and financial position so as to identify areas for improvement.

We are committed to respecting the privacy rights of our customers and all visitors to our website properties. We take privacy seriously, and have instituted clear and comprehensive policies and procedures to insure that our customers’ privacy rights are safeguarded. Each of our dealerships have a thorough privacy policy readily available on their individual website. We also comply with increasingly rigorous state privacy laws. We utilize customer relationship management systems that assist us in identifying customer opportunities and responding to customer inquiries. We utilize compliance systems that support our ability to comply with our regulatory obligations. These systems assist us in maintaining the privacy of the information we receive from customers that we collect, process, and retain in the normal course of our business. We have adopted rigorous customer information safeguard programs and “red flag” policies to assist us in maintaining customer privacy.

As part of our business model, we receive sensitive information regarding customers, associates and vendors, from various online and offline channels. Our internal and third-party systems are under a moderate level of risk from cyber criminals or other individuals with malicious intent to gain unauthorized access to our systems. Cyber-attacks continue to grow in number and sophistication thus presenting an ongoing threat to systems, whether internal or external, used to operate the business on a day to day basis. We perform periodic control testing and audits on our systems as well as employ dedicated and third party resources to monitor and protect critical assets from cyber-attacks. Despite these measures, our facilities, systems and associates, and those of our third-party service providers, could be vulnerable to cyber-attacks, security breaches, social engineering, malicious software, or other events. Any security breach or event resulting in the unauthorized disclosure of confidential information, or degradation of services provided by critical business systems, whether by us directly or our third-party service providers, could adversely affect our business operations, sales, reputation with current and potential customers, associates or vendors, as well as other operational and financial impacts derived from investigations, litigation, imposition of penalties, or other means.

Marketing

Retail Automotive Dealership. We have a fully-integrated marketing strategy that includes national sales events. Our marketing strategy focuses on our individual businesses to capitalize on local branding, as well as corporate programs and web presence, which allows us to leverage scale and our parent brand recognition. We align ourselves with the marketing implemented by our OEM partners for their respective brands and integrate those initiatives and resources across the brands we represent.

Our marketing strategy reflects a data-driven approach that combines key metrics and trends from industry and consumer studies, our customer relationship management systems, and performance data from our businesses. This approach emphasizes objectivity and transparency in our marketing efforts and allows us to create customer-focused solutions and measure and gauge our success. Our tools can not only deliver both speed and personalization, they can capture behavioral engagement and serve up relevant products for each customer.

Our dealerships have strong local brand and name recognition and are respected in their communities. As such, we focus our efforts on our individual businesses to capitalize on their strong local reputation. To supplement local marketing, we implement corporate initiatives that link our local businesses to leverage scale and our parent brand recognition.

We leverage scale by using consistent performance metrics across the group to identify best practices and opportunities to negotiate enterprise arrangements for key marketing partners. A single, unified, customer relationship management tool is used by our new vehicle dealerships in the U.S. to enhance and streamline customer communication, provide visibility into our sales pipeline, and measure return on investment across the organization. One system allows us to operate efficiently, drive profitability and create a consistent message to our customers.

To attract customers and enhance customer service, each of our dealerships maintains its own website platform. All dealership websites have consistent functionality and responsive formats, except where otherwise required by vehicle manufacturers, which helps to minimize costs and provides a consistent image across dealerships. In addition to the dealership websites, we advertise most of our U.S. and U.K. automotive retail new and pre-owned vehicle inventory online through PenskeCars.com, Sytner.co.uk, agnewcars.com, CarSense.com, and CarShop.co.uk, as discussed previously under “Embrace Digital Sales and Marketing” above.

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

The automotive and truck retail industry is currently served by franchised dealerships, independent used vehicle supercenters and individual consumers who sell used vehicles in private transactions. For new vehicle sales, we compete primarily with other franchised dealers in each of our marketing areas, relying on our premium facilities, superior customer service, advertising and merchandising, management experience, sales expertise, reputation, and the location of our dealerships to attract and retain customers. Each of our markets may include a number of well-capitalized competitors, including in certain instances dealerships owned by manufacturers and national and regional retail chains. In our retail commercial truck dealership operations, we compete with other manufacturers and retailers of medium and heavy duty trucks such as Ford, International Kenworth, Mack, Peterbilt and Volvo. We also compete with dealers that sell the same brands of new vehicles that we sell and with dealers that sell other brands of new vehicles that we do not represent in a particular market. Our new vehicle dealership competitors have franchise agreements which give them access to new vehicles on the same terms as us. Automotive dealers also face competition in the sale of new vehicles from purchasing services and warehouse clubs. With respect to arranging financing for our customers’ vehicle purchases, we compete with a broad range of financial institutions such as banks and local credit unions.

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

The brands we represent in Australia hold a 5.8% market share in the Australian heavy duty truck market, and a 3.5% market share in New Zealand.

PTS. As an alternative to using PTS’ full-service truck leasing or contract maintenance services, we believe that most potential customers perform some or all of these services themselves. They may also purchase similar or alternative services from other third-party vendors. Its full-service truck leasing operations compete with companies providing similar services on a national, regional and local level. Many regional and local competitors provide services on a national level through their participation in various cooperative programs. Competitive factors include price, maintenance, service and geographic coverage. PTS competes with finance lessors, truck and trailer manufacturers, and independent dealers, each of which provides full-service lease products, finance leases, extended warranty maintenance, rental, and other transportation services. Its contract maintenance offering competes primarily with truck and trailer manufacturers and independent dealers who provide maintenance services.

PTS’ commercial and consumer rental operations compete with several other nationwide vehicle rental systems, a large number of vehicle leasing and rental companies with multiple branches operating on a regional basis, and many similar companies operating primarily on a local basis. Because a significant portion of its consumer rentals are used for moving and relocation, PTS competes with local and national moving and storage companies, as well as alternatives such as portable container-based transportation and storage. In its commercial and consumer rental operations, it competes primarily on the basis of equipment availability, geographic location and customer service.

PTS’ logistics business competes with other dedicated logistics providers, transportation management businesses, freight brokers, warehouse providers and truckload carriers on a national, regional and local level, as well as with the internal supply chain functions of prospective customers who rely on their own resources for logistics management. Competitive factors include price, efficient logistical design offerings, equipment, maintenance, service, technology and geographic coverage, and driver and operations expertise. PTS seeks to combine its logistics services with its existing full-service truck leasing and truck rental business to create an integrated transportation solution for its customers.

Human Capital

As of December 31, 2019, we employed nearly 27,000 people, approximately 772 of whom were covered by collective bargaining agreements with labor unions. We consider our relations with our employees to be satisfactory. For example, thirty-three of our dealerships were named to the Automotive News Top 100 Dealerships to Work For in the United States. Our policy is to motivate our key managers through, among other things, variable compensation programs tied principally to local profitability and customer satisfaction. We annually survey our employees to gauge their satisfaction and address any resulting concerns. Due to our reliance on vehicle manufacturers, we may be adversely affected by labor strikes or work stoppages at the manufacturers’ facilities.

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

Our financing activities with customers are subject to truth-in-lending, consumer leasing, equal credit opportunity and similar regulations, as well as motor vehicle finance laws, installment finance laws, insurance laws, usury laws and other installment sales laws. Some jurisdictions regulate finance fees that may be paid as a result of vehicle sales. In recent years, private plaintiffs, state attorneys general and federal agencies in the U.S. have increased their scrutiny of advertising, sales, and finance and insurance activities in the sale and leasing of motor vehicles. In the U.K., the

Financial Conduct Authority (FCA) regulates consumer finance and insurance operations, and has recently proposed regulation restricting certain types of compensation in connection with dealer assisted financing.

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

Many jurisdictions in which we operate have placed additional restrictions and limitations on activities that may affect the environment. U.S. vehicle manufacturers are subject to federally mandated corporate average fuel economy standards, which are expected to increase substantially through 2026. Furthermore, in response to concerns that emissions of carbon dioxide and certain other gases, referred to as “greenhouse gases,” may be contributing to warming of the Earth’s atmosphere, climate change-related legislation and policy changes to restrict greenhouse gas emissions are being considered, or have been implemented, at state and federal levels. European regulation requires a 37.5% reduction in emissions carbon dioxide for cars by 2030 and several municipalities in Europe have announced future bans on diesel or combustible fuel vehicles. In February 2020, representatives of the U.K. government suggested a ban on the sale of gasoline and gasoline hybrid engines in cars and vans potentially starting as early as 2032. Furthermore, numerous states, including California, have adopted or are considering requiring the sale of specified numbers of zero-emission vehicles. Significant increases in fuel economy requirements or new federal and state restrictions on emissions of carbon dioxide on vehicles and fuels could adversely affect prices of and demand for the vehicles that we sell, such as the reduced demand for diesel vehicles we have experienced in 2019 in the United Kingdom.

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

Corporate Social Responsibility

We recognize we are accountable to key stakeholders and the communities in which we do business. We focus our environmental, social and governance efforts where we can have the most positive impact on our business and society, including issues related to community participation, environmental sustainability, culture, human capital, and investor outreach. Central to our mission are the core values of ethics, integrity, professionalism, teamwork and exceeding the expectations of our customers and employees. Our commitment to corporate social responsibility is driven by these core values as we aim to conduct our business in ways that enrich the communities where we work and live, focus on the environment and safety, provide a workplace that is safe, inclusive and diverse while providing value to our stakeholders. We are committed to responsible business practices and continuous improvement of our operations and our relationships with our employees and the communities in which we live and work.

Community

We believe that positively involving our employees and giving back to the communities in which we do business is core to our culture. Our efforts include employee volunteer opportunities and partnerships with local food banks, homeless shelters, veterans, hospitals, school districts, animal rescue organizations, and various other charitable organizations.

Environment, Climate Change and Safety

We are committed to monitoring and managing the environmental impact of our businesses, determining the impact of climate change on our businesses, and to protecting the health and safety of our employees, customers and those with whom we do business.

Human Capital

Human Capital is our most important asset. Our goal is to create an environment that fosters inclusion and diversity. We aim to maintain a collaborative, supportive, and opportunistic culture based on ethics and integrity that enhances innovation, employee engagement and teamwork.

Privacy and Investor Outreach

We aim to be transparent about the information we collect from our customers. We also want individuals to be informed about what we do with their information and allow them to fully exercise their rights in regards to that information. We regularly interact with investment analysts and other members of the investment community through investor calls, industry events, conferences and meetings. This interaction enables us to gain a more thorough understanding of the views and perceptions of stockholders and the investment community.

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

The risks, uncertainties, and other factors that our stockholders and prospective investors should consider include the following:

Macro-economic conditions. Our performance is impacted by general economic conditions overall, and in particular by economic conditions in the markets in which we operate. These economic conditions include: levels of new and used vehicle sales; availability of consumer credit; changes in consumer demand; consumer confidence levels; fuel prices; personal discretionary spending levels; interest rates; and unemployment rates. When the worldwide economy faltered and the worldwide automotive industry experienced significant operational and financial difficulties in 2008 and 2009, we were adversely affected, and we expect a similar relationship between general economic and industry conditions and our performance in the future. The departure of the United Kingdom from the European Union (“Brexit”) noted below has generated significant macroeconomic challenges for the global economy. We cannot predict the future effect of Brexit on macroeconomic conditions or the automotive industry in particular, although any sustained drop in vehicle sales would adversely affect our operating results.

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

Adverse conditions affecting a significant automotive manufacturer or supplier will affect us. Our success depends on the overall success of the automotive industry generally, and in particular on the success of the brands of vehicles that each of our dealerships sell. In 2019, revenue generated at our Audi/Volkswagen/Porsche/Bentley, BMW/MINI, Toyota/Lexus, and Mercedes-Benz/Sprinter/smart dealerships represented 23%, 23%, 13%, and 10%, respectively, of our total automotive dealership revenues. Significant adverse weather related or other events that interrupt vehicle or parts supply to our dealerships, would likely have a significant and adverse impact on the industry as a whole, including us, particularly if the events impact any of the manufacturers whose franchises generate a significant percentage of our revenue. For example, the earthquake and tsunami that struck Japan in March 2011 resulted in reduced new vehicle production by Japanese automotive manufacturers in 2011 adversely affected our results. In addition, in 2017, hurricanes in Puerto Rico, Florida, Georgia, and Texas generated storm-related losses. Should these or similar events reoccur, we would expect similar adverse effects. The coronavirus is expected to adversely impact automotive production in China. Should coronavirus interrupt the supply of vehicles or parts to the U.S. or European markets, our business could be materially adversely affected.

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

Leverage. Our significant debt and other commitments expose us to a number of risks, including:

Cash requirements for debt and lease obligations. A significant portion of the cash flow we generate must be used to service the interest and principal payments relating to our various financial commitments, including $4.0 billion of floor plan notes payable, $2.4 billion of non-vehicle long-term debt and $5.4 billion of future lease commitments (including extension periods that are reasonably assured of being exercised and assuming constant consumer price indices). A sustained or significant decrease in our operating cash flows could lead to an inability to meet our debt service or lease requirements or to a failure to meet specified financial and operating covenants included in certain of our agreements. If this were to occur, it may lead to a default under one or more of our commitments and potentially the acceleration of amounts due, which could have a significant and adverse effect on us.

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

We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.

In July 2017, the Financial Conduct Authority, the authority that regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (ARRC) has proposed that the Secured Overnight Financing Rate (SOFR) is the rate that represents the best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR, and organizations are currently working on an industry wide and/or company specific transition from LIBOR to an alternative that will not result in financial market disruptions, significant increases in benchmark rates or financing costs to borrowers.

Our senior secured revolving credit facilities in the U.S. and U.K., and many of our floorplan arrangements, utilize LIBOR as a benchmark for calculating the applicable interest rate. Changes in the method of calculating LIBOR, the elimination of LIBOR or the replacement of LIBOR with an alternative rate or benchmark may require us to renegotiate or amend these facilities, loans and programs, which may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows and liquidity. We cannot predict the effect of the potential changes to or elimination of LIBOR or the establishment and use of alternative rates or benchmarks and the corresponding effects on our cost of capital.

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

Performance of sublessees. In connection with the sale, relocation and closure of certain of our franchises, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties in 2019 totaled approximately $24.4 million. In the aggregate, we remain ultimately liable for approximately $214.3 million of such lease payments including payments relating to all available renewal periods. We rely on our sub-tenants to pay the rent and maintain the properties covered by these leases. In the event a subtenant does not perform under the terms of their lease with us, we could be required to fulfill such obligations, which could have a significant and adverse effect on us.

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

The United Kingdom's departure from the European Union could adversely affect us. The United Kingdom exited the European Union ("Brexit”) on January 31, 2020, at which point the U.K. is legally outside of the European Union. An implementation period runs until December 31, 2020, in which the U.K., European Union, and other countries will work to establish terms of the future. If the U.K. and the European Union are unable to reach a trade agreement, many resulting consequences could adversely affect our business, including unavailability of vehicles or parts due to delays at the border, higher prices for vehicles or parts since the majority of vehicles sold in the U.K. are imported from other countries in Europe and may be subject to additional tax, traffic delays nationwide due to delays at the border and resulting congestion on the major motorways, and a material reduction of sales in our U.K. dealerships, among other consequences. While we have made preparations for these events, these preparations cannot assure our business will not be materially and adversely affected. In addition, the future terms of the United Kingdom's relationship with the European Union and other trade partners, including the United States remain uncertain. The effects of Brexit could depend on any agreements the United Kingdom makes to retain access to European Union and other markets either during a transitional period or more permanently. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound and the Euro. As exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. A weakening British Pound as compared to the U.S. Dollar negatively impacts our U.S. Dollar reported results of operations. Our U.K. business generated 33% of our total revenue for the year ended December 31, 2019. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, consolidated financial position, results of operations, and cash flows.

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

Australian economic conditions. Our commercial vehicle distribution operations in Australia and New Zealand may be impacted by local economic conditions and in particular, the price of commodities such as copper and iron ore which may impact the desire of our customers to operate their mining operations and replace their vehicle fleets. Adverse pricing concerns of those, and other commodities, may have a material adverse effect on our ability to distribute, and/or retail, commercial vehicles and other products profitably. These same conditions may also negatively impact the value of the Australian Dollar versus the U.S. Dollar, which negatively impacts our U.S. Dollar reported financial results and the pricing of products sold by Penske Australia, which are manufactured in the U.S., U.K., and Germany.

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

Joint ventures. We have significant investments in a variety of joint ventures, including retail automotive operations in Germany, Japan, Italy and Spain. We have a 28.9% interest in PTS. We expect to receive annual operating distributions from PTS and the other ventures, and in the case of PTS, realize significant cash tax savings. These benefits may not be realized if the joint ventures do not perform as expected, or if changes in tax, financial, or regulatory requirements negatively impact the results of the joint venture operations. Our ability to dispose of these investments may be limited. In addition, the relevant joint venture agreement and other contractual restrictions may limit our access to the cash flows of these joint ventures. For example, PTS’ principal debt agreements allow partner distributions only as long as PTS is not in default under that agreement and the amount PTS distributes does not exceed 50% of its consolidated net income.

Additional risks relating to PTS. PTS’ business has additional risks to those in the retail business.

Customers. PTS has a more concentrated customer base than we do and is subject to changes in the financial health of its customers, changes in their asset utilization rates and increased competition for those customers.

Workforce. PTS requires a significant number of qualified drivers and technicians which may be difficult to hire, and is subject to increased compliance costs or work stoppages relating to those employees, particularly in regards to changes in labor laws and time of work rules regarding those employees. PTS contributes to 15 U.S. multi-employer pension plans that provide defined benefits to approximately 3,500 associates covered by collective bargaining agreements. If they withdraw or are deemed to withdraw from participation in any of these plans, then applicable law could require them to make withdrawal liability payments to the plan. If any of those plans were deemed to be underfunded, PTS could be subject to additional assessments, which could be substantial.

Fleet risk. As one of the largest purchasers of commercial trucks in North America, PTS requires continued availability from truck manufacturers and suppliers of vehicles and parts for its fleet, which may be uncertain, in particular if a significant recall were to occur. In addition, because PTS sells a large number of trucks each year and is subject to residual risk for the vehicles it leases to customers, changes in values of used trucks affects PTS’ profitability.

Capital markets risk. PTS relies on banks and the capital markets to fund its operations and capital commitments. PTS had a significant amount of total indebtedness at December 31, 2019, which it uses in part to purchase its vehicle fleet, and therefore is subject to changes in, and continued access to, the capital markets.

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

Privacy Regulation. We are subject to numerous laws and regulations in the U.S. and internationally designed to protect the information of clients, customers, employees, and other third parties that we collect and maintain, including the European Union General Data Protection Regulation (the “GDPR”). The GDPR, among other things, mandates new requirements regarding the handling of personal data of employees and customers, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. In addition, the state of California has a similar law called the California Consumer Privacy Act. If we fail to comply with these laws or regulations, we could be subject to significant litigation, monetary damages, regulatory enforcement actions or fines in one or more jurisdictions. For example, a failure to comply with the GDPR could result in fines up to the greater of €20 million or 4% of annual global revenues.

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

Vehicle requirements. Federal and state governments in our markets have increasingly placed restrictions and limitations on the vehicles sold in the market in an effort to combat perceived negative environmental effects. For example, in the U.S., automotive manufacturers are subject to federally mandated corporate average fuel economy standards which will increase substantially through 2026. In February 2020, representatives of the U.K. government suggested a ban on the sale of gasoline and gasoline hybrid engines in cars and vans potentially starting as early as 2032. Furthermore, numerous states and other jurisdictions, including California, have adopted or are considering regulations requiring the sale of specified numbers of zero-emission vehicles. Moreover, several countries, including the U.K. and Germany, have announced or are considering plans to ban or restrict diesel or combustible fuel vehicles. Significant increases in fuel economy requirements and new restrictions on emissions on vehicles and fuels could adversely affect prices of and demand for the new vehicles that we sell, which could materially adversely affect us.

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

Tariff and trade risk. Increased tariffs, import product restrictions, and foreign trade risks may impair our ability to sell foreign vehicles profitably. In May 2018, the Trump Administration threatened to add 25% tariffs on foreign vehicles or parts and instructed the U.S. Commerce Department to begin an inquiry to determine if the importation of foreign vehicles or parts adversely impacts U.S. national security. There is substantial uncertainty regarding whether additional tariffs will be imposed, as well as whether “foreign” vehicles include those made by non-U.S. based manufacturers in the U.S or parts made outside the U.S. but included in U.S. assembled vehicles, the retaliatory response of foreign governments, and many other factors. The new United States Mexico Canada Agreement (USMCA) allows tariff-free importing of automobiles among the countries only if (i) the vehicles have 75% of their components manufactured in the US, Mexico or Canada, (ii) workers with an hourly wage of at least $16, manufacture at least 30% of the vehicle, which graduates up to 40% of the vehicle in 2023, or in the case of trucks, 45% and (iii) 70% of the steel and aluminum used in the production of the vehicle is sourced within North America. Should tariffs increase, we expect the price of many new vehicles we sell to increase which may adversely affect our new vehicle sales and related finance and insurance sales.

Franchise laws in the U.S. In the U.S., state law generally provides protections to franchised vehicle dealers from discriminatory practices by manufacturers and from unreasonable termination or non-renewal of their franchise agreements. In many states, the laws require that new vehicle sales be conducted exclusively by automotive retailers (not manufacturers). If these franchise laws are repealed or amended, manufacturers may have greater flexibility to terminate or not renew our franchises. Franchised automotive dealers in the U.K. and European Union operate without such protections.

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

Climate change. Scientific evidence suggests that the globe is warming potentially resulting in an environment more prone to natural disasters, such as flooding. To date, we have seen increases in our cost to insure against such risks, which costs could continue to increase should this trend continue. We are subject to a wide range of environmental laws and regulations, including those governing: discharges into the air and water; the operation and removal of storage tanks; and the use, storage and disposal of hazardous substances. In the normal course of our operations we use, generate and dispose of materials covered by these laws and regulations. In the face of climate change, these laws could become more stringent. We face potentially significant costs relating to claims, penalties and remediation efforts in the event of non-compliance with existing and future laws and regulations. Furthermore, should climate change continue, we expect further regulation of gas engines and vehicle emissions which may affect the types of vehicles we sell and service. We cannot predict the future costs to our business for these developments.

Accounting rules and regulations. Significant changes to GAAP in the U.S. could significantly affect our reported financial position, earnings and cash flows upon adoption and effectiveness. In addition, any changes to lease accounting could affect PTS customers’ decisions to purchase or lease trucks, which could adversely affect their business if leasing becomes a less favorable option. See the disclosure provided under “Recent Accounting Pronouncements” in Part II, Item 8, Note 1 of the Notes to our Consolidated Financial Statements for additional detail on accounting standard updates that could have an impact on us.

Related parties. Our two largest stockholders, Penske Corporation and its affiliates (“Penske Corporation”) and Mitsui & Co., Ltd. and its affiliates (“Mitsui”), together beneficially own approximately 59% of our outstanding common stock. The presence of such significant stockholders results in several risks, including:

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

Some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests. Roger Penske, our Chair and Chief Executive Officer and a director, holds the same offices at Penske Corporation. Robert Kurnick, Jr., our President and a director, is also the Vice Chair and a director of Penske Corporation. Bud Denker, our Executive Vice President, Human Resources, is also the President of Penske Corporation. Each of these officers is paid much of their compensation by Penske Corporation. The compensation they receive from us is based on their efforts on our behalf, however, they are not required to spend any specific amount of time on our matters. One of our directors, Roger S. Penske, Jr., is the son of our Chair and also serves as a director of Penske Corporation. Michael Eisenson, one of our directors, is also a director of Penske Corporation. Masashi Yamanaka, one of our directors, is also an employee of Mitsui & Co. Roger Penske also serves as Chairman of Penske Transportation Solutions, for which he is compensated by PTS.

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

We have a significant number of shares of common stock eligible for future sale. Penske Corporation and Mitsui own approximately 59% of our common stock and each has two demand registration rights that could result in a substantial number of shares being introduced for sale in the market. We also have a significant amount of authorized but unissued shares. Penske Corporation has pledged all of its shares of our common stock as collateral to secure a loan facility. A default by Penske Corporation could result in the foreclosure on those shares by the lenders, after which the lenders could attempt to sell those shares on the open market or to a third party. The introduction of any of these shares into the market could have a material adverse effect on our stock price.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “PAG.” As of February 14, 2020, there were 189 holders of record of our common stock.

Dividends

We have announced the payment of a cash dividend of $0.42 per share to be paid on March 3, 2020 to stockholders of record as of February 24, 2020. While future cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions imposed by any then-existing indebtedness and other factors considered relevant by our Board of Directors, we currently expect to continue to pay comparable dividends in the future.

Securities Repurchases

In September 2019, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities to $200.0 million. Prior to the increase, we had $30.8 million in remaining authorization. As of December 31, 2019, we had $200.0 million in repurchase authorization remaining under the securities repurchase program. For further information with respect to repurchases of our shares by us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Securities Repurchases” and Part II, Item 8, Note 14 of the Notes to our Consolidated Financial Statements.

SHARE INVESTMENT PERFORMANCE

The following graph compares the cumulative total stockholder returns on our common stock based on an investment of $100 on December 31, 2014 and the close of the market on December 31 of each year thereafter against (i) the Standard & Poor’s 500 Index and (ii) an industry/peer group consisting of Asbury Automotive Group, Inc., AutoNation, Inc., Group 1 Automotive, Inc., Lithia Motors, Inc., and Sonic Automotive, Inc. The graph assumes the reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Penske Automotive Group, Inc., the S&P 500 Index and a Peer Group

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/14
12/15
12/16
12/17
12/18
12/19
Penske Automotive Group, Inc.
S&P 500
Peer Group

*	$100 invested on 12/31/14 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	Cumulative Total Return
	12/14	12/15	12/16	12/17	12/18	12/19
Penske Automotive Group, Inc.	100.00	87.88	110.87	105.21	91.31	117.74
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
Peer Group	100.00	97.71	87.05	90.82	67.72	113.22

Item 6.  Selected Financial Data

The following table sets forth our selected historical consolidated financial and other data as of and for each of the five years in the period ended December 31, 2019, which has been derived from our audited consolidated financial statements. During the periods presented, we made a number of acquisitions and have included the results of operations of the acquired dealerships from the date of acquisition. Our period to period results of operations may vary depending on the dates of acquisitions or disposals. Accordingly, this selected financial data is not necessarily comparable or indicative of our future results. During the periods presented, we also sold or made available for sale certain entities which have been treated as discontinued operations in accordance with generally accepted accounting principles. You should read this selected consolidated financial data in conjunction with our audited consolidated financial statements and related footnotes included elsewhere in this report.

	As of and for the Years Ended December 31,
	2019	2018 (1)	2017 (2)	2016 (3)	2015
	(In millions, except share and per share data)
Consolidated Statement of Operations Data:
Total revenues	$23,179.4	$22,785.1	$21,386.9	$20,118.5	$19,284.9
Gross profit	$3,455.5	$3,414.9	$3,222.5	$2,966.6	$2,867.5
Income from continuing operations attributable to Penske Automotive Group common stockholders (4)	$435.5	$470.5	$613.5	$343.9	$329.6
Net income attributable to Penske Automotive Group common stockholders	$435.8	$471.0	$613.3	$342.9	$326.1
Diluted earnings per share from continuing operations attributable to Penske Automotive Group common stockholders	$5.28	$5.52	$7.14	$4.00	$3.67
Diluted earnings per share attributable to Penske Automotive Group common stockholders	$5.28	$5.53	$7.14	$3.99	$3.63
Shares used in computing diluted share data	82,495,045	85,165,367	85,877,227	86,000,754	89,759,626
Balance Sheet Data:
Total assets (5)	$13,942.7	$10,904.5	$10,540.6	$8,833.0	$7,982.9
Total floor plan notes payable	$4,006.5	$3,790.8	$3,761.8	$3,317.8	$3,379.6
Total debt (excluding floor plan notes payable)	$2,360.3	$2,216.7	$2,163.2	$1,877.1	$1,275.0
Total equity attributable to Penske Automotive Group common stockholders	$2,793.4	$2,609.1	$2,395.2	$1,750.9	$1,790.2
Cash dividends per share	$1.58	$1.42	$1.26	$1.10	$0.94

(1)	Includes an $11.6 million income tax benefit, or $0.14 per share, relating to the final reconciliation of the 2017 benefit under the 2017 U.S. Tax Cuts and Jobs Act, as further discussed in note (2) immediately below and Part II, Item 8, Note 16 of the Notes to our Consolidated Financial Statements set forth below, and a net benefit totaling $4.0 million after tax, or $0.05 per share, consisting of a $22.7 million net gain related to the sale of dealerships, partially offset by valuation adjustments with respect to certain franchised dealerships totaling $18.7 million.
(2)	Includes a $243.4 million income tax benefit, or $2.83 per share, from the enactment of the U.S. Tax Cuts and Jobs Act in December 2017, as further discussed in Part II, Item 8, Note 16 of the Notes to our Consolidated Financial Statements set forth below.
(3)	Includes a $5.1 million income tax benefit, or $0.06 per share, from the revaluation of a deferred tax liability as a result of our acquisition of the remaining ownership interests of PTG in April 2016.
(4)	Excludes income (loss) from continuing operations attributable to non-controlling interests of $(0.7) million, $(0.7) million, $(0.5) million, $3.5 million, and $4.3 million, in 2019, 2018, 2017, 2016, and 2015, respectively.
(5)	Includes reclassifications due to the retrospective application of Accounting Standards Update No. 2015-17, “Income Taxes (Topic 740) — Balance Sheet Classification of Deferred Taxes” of $28.1 million and $30.5 million in 2016 and 2015, respectively.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in “Item 1A. Risk Factors” and “Forward-Looking Statements.” We have acquired and initiated a number of businesses during the periods presented and addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. Our period to period results of operations may vary depending on the dates of acquisitions or disposals.

Overview

We are a diversified international transportation services company that operates automotive and commercial truck dealerships principally in the United States, Canada and Western Europe, and distributes commercial vehicles, diesel engines, gas engines, power systems and related parts and services principally in Australia and New Zealand. We employ nearly 27,000 people worldwide.

In 2019, our business generated $23.2 billion in total revenue, which is comprised of approximately $20.6 billion from retail automotive dealerships, $2.1 billion from retail commercial truck dealerships and $0.5 billion from commercial vehicle distribution and other operations. We generated $3.5 billion in gross profit, which is comprised of $3.0 billion from retail automotive dealerships, $277.8 million from retail commercial truck dealerships and $138.8 million from commercial vehicle distribution and other operations.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $20.6 billion in total retail automotive dealership revenue we generated in 2019. As of December 31, 2019, we operated 321 retail automotive franchises, of which 145 franchises are located in the U.S. and 176 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In 2019, we retailed and wholesaled more than 629,000 vehicles. We are diversified geographically, with 57% of our total retail automotive dealership revenues in 2019 generated in the U.S. and Puerto Rico and 43% generated outside the U.S. We offer over 35 vehicle brands, with 70% of our retail automotive dealership revenue in 2019 generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz and Porsche. Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts, and replacement and aftermarket automotive products. In 2019, we acquired an additional 12.4% interest in the Jacobs Group, one of our German automotive dealership joint ventures, and now own a 91.8% interest in the Jacobs Group.

We also operate sixteen used vehicle supercenters in the U.S. and the U.K. which retail and wholesale used vehicles under a one price, “no-haggle” methodology. Our CarSense operations in the U.S. consist of six retail locations operating in the Philadelphia and Pittsburgh, Pennsylvania market areas. Our CarShop operations in the U.K. consist of ten retail locations and a vehicle preparation center. During 2019, we opened one used vehicle supercenter in the U.S. and one used vehicle supercenter in the U.K. For the year ended December 31, 2019, these used vehicle supercenters retailed 70,948 units and generated $1.2 billion in revenue.

Retail automotive dealerships represented 88.9% of our total revenues and 88.0% of our total gross profit in 2019.

Retail Commercial Truck Dealership. We operate a heavy and medium duty truck dealership group known as Premier Truck Group (“PTG”) offering primarily Freightliner and Western Star branded trucks, with locations in Texas, Oklahoma, Tennessee, Georgia, Utah, Idaho, and Canada. In 2019, we acquired Warner Truck Centers, with six locations in Utah and Idaho. As of December 31, 2019, PTG operated 25 locations. PTG also offers a full range of used trucks available for sale as well as service and parts departments, providing a full range of maintenance and repair services.

This business represented 8.8% of our total revenues and 8.0% of our total gross profit in 2019.

Penske Australia. We are the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand and portions of the Pacific. In these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Allison Transmission, MTU Onsite Energy, and Rolls Royce Power Systems. This business, known as Penske Australia offers products across the on- and off-highway markets, including in the construction, mining, marine, and defense sectors, and supports full parts and aftersales service through a network of branches, field locations and dealers across the region.

These businesses represented 2.3% of our total revenues and 4.0% of our total gross profit in 2019.

Penske Transportation Solutions. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P (“PTL”). PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. (“Mitsui”). We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments. Penske Transportation Solutions (“PTS”) is the universal brand name for PTL’s various business lines through which it is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental and contract maintenance, along with logistic services such as dedicated contract carriage, distribution center management, transportation management, lead logistics provider services and dry van truckload carrier services. We recorded $142.4 million in equity earnings from this investment in 2019.

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

Aggregate revenue and gross profit increased $394.3 million, or 1.7%, and $40.6 million, or 1.2%, respectively, during 2019 compared to 2018. The increases are largely attributable to same-store increases in finance and insurance and service and parts revenue and gross profit.

As our various exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to weaken against the U.S. Dollar, our U.K. results of operations would translate into less U.S. Dollar reported results. Foreign currency average rate fluctuations decreased revenue and gross profit by $475.3 million and $67.0 million, respectively, in 2019. Foreign currency average rate fluctuations decreased earnings per share from continuing operations by approximately $0.07 per share in 2019. Excluding the impact of foreign currency average rate fluctuations, revenue and gross profit increased 3.8% and 3.2%, respectively, in 2019.

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

Equity in earnings of affiliates represents our share of the earnings from our investments in joint ventures and other non-consolidated investments, including PTS.

The future success of our business is dependent upon, among other things, general economic and industry conditions; our ability to consummate and integrate acquisitions; the level of vehicle sales in the markets where we operate; our ability to increase sales of higher margin products, especially service and parts sales; our ability to realize returns on our significant capital investment in new and upgraded dealership facilities; our ability to navigate a rapidly changing automotive and truck landscape; the success of our distribution of commercial vehicles, engines, and power systems; and the return realized from our investments in various joint ventures and other non-consolidated investments. See “Item 1A. Risk Factors” and “Forward-Looking Statements” below.

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

Revenue Recognition

Dealership Vehicle, Parts and Service Sales. We record revenue for vehicle sales at a point in time when vehicles are delivered, which is when the transfer of title, risks and rewards of ownership and control are considered passed to the customer. We record revenue for vehicle service and collision work over time as work is completed, and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received, or upon attainment of the particular program goals if not associated with individual vehicles. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenue). During 2019, 2018, and 2017, we earned $698.4 million, $699.4 million, and $693.9 million, respectively, of rebates, incentives and reimbursements from manufacturers, of which $679.2 million, $680.0 million, and $675.3 million, respectively, was recorded as a reduction of cost of sales. The remaining $19.2 million, $19.4 million, and $18.6 million, was recorded as a reduction of selling, general and administrative expenses during 2019, 2018, and 2017, respectively.

Dealership Finance and Insurance Sales. Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection and extended service contracts. These commissions are recorded as revenue at a point in time when the customer enters into the contract. Payment is typically due and collected within 30 days subsequent to the execution of the contract with the customer. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $26.6 million and $26.0 million as of December 31, 2019 and December 31, 2018, respectively.

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

Impairment Testing

Other indefinite-lived intangible assets are assessed for impairment annually on October 1 and upon the occurrence of an indicator of impairment through a comparison of its carrying amount and estimated fair value. These indefinite-lived intangible assets relate to franchise agreements with vehicle manufacturers and distributors, which represent the estimated value of franchises acquired in business combinations, and distribution agreements with commercial vehicle manufacturers, which represent the estimated value for distribution rights acquired in business combinations An indicator of impairment exists if the carrying value exceeds its estimated fair value and an impairment loss may be recognized up to that excess. The fair value is determined using a discounted cash flow approach, which includes assumptions about revenue and profitability growth, profit margins, and the cost of capital. We also evaluate in connection with the annual impairment testing whether events and circumstances continue to support our assessment that the other indefinite-lived intangible assets continue to have an indefinite life.

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

For our Retail Automotive, Retail Commercial Truck, and Other reporting units, we prepared a qualitative assessment of the carrying value of goodwill using the criteria in ASC 350-20-35-3 to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. If it were determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, additional analysis would be unnecessary. During 2019, we concluded that for the retail automotive, retail commercial truck, and other reporting units that their fair values were more likely than not greater than their carrying values. If additional impairment testing was necessary, we would have estimated the fair value of our reporting units using an “income” valuation approach. The “income” valuation approach estimates our enterprise value using a net present value model, which discounts projected free cash flows of our business using the weighted average cost of capital as the discount rate. We would also validate the fair value for each reporting unit using the income approach by calculating a cash earnings multiple and determining whether the multiple was reasonable compared to recent market transactions completed by the Company or in the industry. As part of that assessment, we would also reconcile the estimated aggregate fair values of our reporting units to our market capitalization. We believe this reconciliation process is consistent with a market participant perspective. This consideration would also include a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest, and other significant assumptions including revenue and profitability growth, franchise profit margins, residual values and the cost of capital.

Investments

We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $1,399.0 million and $1,305.2 million as of December 31, 2019 and 2018, respectively, including $1,323.2 million and $1,237.4 million relating to PTS as of December 31, 2019 and 2018, respectively. We currently hold a 28.9% ownership interest in PTS.

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

Self-Insurance

We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, vehicle physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance, and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $28.6 million and $31.3 million as of December 31, 2019 and 2018, respectively.

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

Refer to the disclosures provided in Part II, Item 8, Note 16 of the Notes to our Consolidated Financial Statements for additional detail on our accounting for income taxes, including additional discussion on the enactment of the Act and the resulting impact on our financial statements.

Leases

We determine if an arrangement is a lease at inception. Our operating leases primarily consist of land and facilities, including certain dealerships and office space. We also have equipment leases that primarily relate to office and computer equipment, service and shop equipment, company vehicles, and other miscellaneous items. We do not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement.

Operating leases are included in “operating lease right-of-use assets,” “accrued expenses and other current liabilities,” and “long-term operating lease liabilities” on our Consolidated Balance Sheet. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Our property leases are generally for an initial period between 5 and 20 years, and are typically structured to include renewal options at our election. We include renewal options that we are reasonably certain to exercise in the measurement our lease liabilities and right-of-use assets. As the rate implicit in the lease is generally not readily determinable for our operating leases, the discount rates used to determine the present value of our lease liability are based on our incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. Our incremental borrowing rate for a lease is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. Lease expense is recognized on a straight-line basis over the lease term.

Refer to the disclosures provided in Part II, Item 8, Note 3 and Note 11 of the Notes to our Consolidated Financial Statements for a description of our operating leases.

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

The results for 2018 include a tax benefit of $11.6 million, or $0.14 per share, recorded in the third quarter of 2018 for final adjustments to our provisional estimates per the U.S. Tax Cuts and Jobs Act and related Staff Accounting Bulletin No. 118 (discussed in “Income Taxes” within Part II, Item 8, Note 16). The results for 2018 also include a net benefit totaling $4.0 million after tax, or $0.05 per share, consisting of a $22.7 million net gain related to the sale of several retail automotive dealerships, partially offset by valuation adjustments with respect to certain franchised dealerships totaling $18.7 million.

For the discussion and analysis comparing the results of operations for 2017 to 2018, we refer you to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results in the 2018 Form 10-K filed on February 22, 2019.

Retail Automotive Dealership New Vehicle Data

(In millions, except unit and per unit amounts)

			2019 vs. 2018				2018 vs. 2017
New Vehicle Data	2019	2018	Change	% Change	2018	2017	Change	% Change
New retail unit sales	222,704	235,964	(13,260)	(5.6)%	235,964	248,774	(12,810)	(5.1)%
Same-store new retail unit sales	214,389	225,513	(11,124)	(4.9)%	227,201	236,163	(8,962)	(3.8)%
New retail sales revenue	$9,329.5	$9,666.4	$(336.9)	(3.5)%	$9,666.4	$9,678.5	$(12.1)	(0.1)%
Same-store new retail sales revenue	$9,000.7	$9,291.4	$(290.7)	(3.1)%	$9,186.1	$9,163.7	$22.4	0.2%
New retail sales revenue per unit	$41,892	$40,966	$926	2.3%	$40,966	$38,905	$2,061	5.3%
Same-store new retail sales revenue per unit	$41,983	$41,201	$782	1.9%	$40,432	$38,802	$1,630	4.2%
Gross profit — new	$695.6	$724.6	$(29.0)	(4.0)%	$724.6	$746.2	$(21.6)	(2.9)%
Same-store gross profit — new	$666.7	$693.5	$(26.8)	(3.9)%	$680.9	$707.2	$(26.3)	(3.7)%
Average gross profit per new vehicle retailed	$3,124	$3,070	$54	1.8%	$3,070	$2,999	$71	2.4%
Same-store average gross profit per new vehicle retailed	$3,110	$3,075	$35	1.1%	$2,997	$2,995	$2	0.1%
Gross margin % — new	7.5%	7.5%	—%	—%	7.5%	7.7%	(0.2)%	(2.6)%
Same-store gross margin % — new	7.4%	7.5%	(0.1)%	(1.3)%	7.4%	7.7%	(0.3)%	(3.9)%

Units

Retail unit sales of new vehicles decreased from 2018 to 2019 due to an 11,124 unit, or 4.9%, decrease in same-store new retail unit sales, coupled with a 2,136 unit decrease from net dealership acquisitions/dispositions. New units decreased 7.9% internationally and 4.1% in the U.S. Same-store units decreased 7.8% internationally primarily due to uncertainty over low emission and diesel regulations, lack of vehicle availability in certain brands resulting from the “Worldwide Harmonised Light Vehicle Testing Procedure” (WLTP) and “Real Driving Emissions” (RDE) fuel economy testing and emissions standards applicable to new vehicles sold in Europe, and the decline in new vehicle registrations in the U.K., which we believe resulted from these factors and an overall decline in consumer confidence as the result of Brexit as discussed above. Same-store units decreased 3.1% in the U.S. primarily due to a decrease in premium and volume foreign brand sales related to product availability and our focus on increasing gross profit per unit retailed.

Revenues

New vehicle retail sales revenue decreased from 2018 to 2019 due to a $290.7 million, or 3.1%, decrease in same-store revenues, coupled with a $46.2 million decrease from net dealership acquisitions/dispositions. Excluding $162.2 million of unfavorable foreign currency fluctuations, same-store new retail revenue decreased 1.4%. The same-store revenue decrease is due to the decrease in same-store new retail unit sales, which decreased revenue by $458.4 million, partially offset by the $782 per unit increase in comparative average selling prices (including a $757 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $167.7 million.

Gross Profit

Retail gross profit from new vehicle sales decreased from 2018 to 2019 due to a $26.8 million, or 3.9%, decrease in same-store gross profit, coupled with a $2.2 million decrease from net dealership acquisitions/dispositions. Excluding $13.4 million of unfavorable foreign currency fluctuations, same-store gross profit decreased 1.9%. The decrease in same-store gross profit is due to a decrease in same-store new retail unit sales, which decreased gross profit by $34.2 million, partially offset by a $35 per unit increase in the average gross profit per new vehicle retailed (including a $62 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased gross profit by $7.4 million. Gross profit per unit increased 4.5% in the U.S. and decreased 3.2% in the U.K. The decrease in the U.K. is primarily due to the temporary oversupply of certain vehicle brands in the market.

Retail Automotive Dealership Used Vehicle Data

(In millions, except unit and per unit amounts)

			2019 vs. 2018				2018 vs. 2017
Used Vehicle Data	2019	2018	Change	% Change	2018	2017	Change	% Change
Used retail unit sales	284,190	282,542	1,648	0.6%	282,542	252,922	29,620	11.7%
Same-store used retail unit sales	275,123	272,086	3,037	1.1%	205,081	201,031	4,050	2.0%
Used retail sales revenue	$7,241.2	$7,252.1	$(10.9)	(0.2)%	$7,252.1	$6,386.8	$865.3	13.5%
Same-store used retail sales revenue	$7,029.3	$7,028.3	$1.0	0.0%	$5,979.3	$5,539.2	$440.1	7.9%
Used retail sales revenue per unit	$25,480	$25,667	$(187)	(0.7)%	$25,667	$25,252	$415	1.6%
Same-store used retail sales revenue per unit	$25,550	$25,831	$(281)	(1.1)%	$29,156	$27,554	$1,602	5.8%
Gross profit — used	$366.1	$409.1	$(43.0)	(10.5)%	$409.1	$358.0	$51.1	14.3%
Same-store gross profit — used	$359.3	$399.0	$(39.7)	(9.9)%	$320.8	$296.7	$24.1	8.1%
Average gross profit per used vehicle retailed	$1,288	$1,448	$(160)	(11.0)%	$1,448	$1,415	$33	2.3%
Same-store average gross profit per used vehicle retailed	$1,306	$1,466	$(160)	(10.9)%	$1,564	$1,476	$88	6.0%
Gross margin % — used	5.1%	5.6%	(0.5)%	(8.9)%	5.6%	5.6%	—%	—%
Same-store gross margin % — used	5.1%	5.7%	(0.6)%	(10.5)%	5.4%	5.4%	—%	—%

Units

Retail unit sales of used vehicles increased from 2018 to 2019 due to a 3,037 unit, or 1.1%, increase in same-store used retail unit sales, partially offset by a 1,389 unit decrease from net dealership acquisitions/dispositions. Same-store units increased 1.7% internationally and 0.5% in the U.S. Same-store retail units for our used vehicle supercenters decreased 1.3%. Overall, used units increased 1.6% internationally and decreased 0.6% in the U.S. The decrease of 0.6% in the U.S. is due to the divestiture of several franchised dealerships during 2019.

Revenues

Used vehicle retail sales revenue decreased from 2018 to 2019 due to an $11.9 million decrease from net dealership acquisitions/dispositions, partially offset by a $1.0 million increase in same-store revenues. Excluding $186.9 million of unfavorable foreign currency fluctuations, same-store used retail revenue increased 2.7%. The same-store revenue increase is primarily due to an increase in same-store used retail unit sales, which increased revenue by $77.5 million, partially offset by a $281 per unit decrease in comparative average selling prices (including a $679 per unit decrease attributable to unfavorable foreign currency fluctuations), which decreased revenue by $76.5 million. The average sales price per unit for our used vehicle supercenters is $14,749 compared to $25,480 at our franchised dealerships. Average selling price per unit increased 3.9% in the U.S. and decreased 4.3% in the U.K, including a 2.6% decrease in average selling price at our U.K. used vehicle supercenters. The decrease in the U.K. is primarily due to the temporary oversupply of used vehicles in the market and a decline in market value of used vehicles principally due to changing consumer preferences regarding diesel vehicles.

Gross Profit

Retail gross profit from used vehicle sales decreased from 2018 to 2019 due to a $39.7 million, or 9.9%, decrease in same-store gross profit, coupled with a $3.3 million decrease from net dealership acquisitions/dispositions. Excluding $8.3 million of unfavorable foreign currency fluctuations, same-store gross profit decreased 7.9%. The decrease in same-store gross profit is due to a $160 per unit decrease in average gross profit per used vehicle retailed (including a $30 per unit decrease attributable to unfavorable foreign currency fluctuations), which decreased gross profit by $43.6 million, partially offset by an increase in same-store used retail unit sales, which increased gross profit by $3.9 million. Gross profit per unit decreased 1.0% in the U.S. and 18.0% in the U.K., including a 34.1% decrease in gross profit per unit at our U.K. used vehicle supercenters. The decrease in the U.K. is primarily due to the temporary oversupply of used vehicles in the market and a decline in market value of used vehicles principally due to changing consumer preferences regarding diesel vehicles.

Retail Automotive Dealership Finance and Insurance Data

(In millions, except unit and per unit amounts)

			2019 vs. 2018				2018 vs. 2017
Finance and Insurance Data	2019	2018	Change	% Change	2018	2017	Change	% Change
Total retail unit sales	506,894	518,506	(11,612)	(2.2)%	518,506	501,696	16,810	3.4%
Total same-store retail unit sales	489,512	497,599	(8,087)	(1.6)%	432,282	437,194	(4,912)	(1.1)%
Finance and insurance revenue	$652.1	$629.6	$22.5	3.6%	$629.6	$581.8	$47.8	8.2%
Same-store finance and insurance revenue	$635.9	$611.7	$24.2	4.0%	$538.8	$509.0	$29.8	5.9%
Finance and insurance revenue per unit	$1,287	$1,214	$73	6.0%	$1,214	$1,160	$54	4.7%
Same-store finance and insurance revenue per unit	$1,299	$1,229	$70	5.7%	$1,246	$1,164	$82	7.0%

Finance and insurance revenue increased from 2018 to 2019 due to a $24.2 million, or 4.0%, increase in same-store revenues, partially offset by a $1.7 million decrease from net dealership acquisitions/dispositions. Excluding $13.5 million of unfavorable foreign currency fluctuations, same-store finance and insurance revenue increased 6.2%. The same-store revenue increase is due to a $70 per unit increase in comparative average finance and insurance revenue per unit (including a $28 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $34.2 million, partially offset by the decrease in same-store retail unit sales, which decreased revenue by $10.0 million. Finance and insurance revenue per unit increased 7.8% in the U.S. and 3.2% in the U.K. We believe the increase in same-store finance and insurance revenue per unit is primarily due to our efforts to increase finance and insurance revenue, which include implementing a hands-on digital customer sales platform in the U.S., additional training, adding resources to target underperforming locations, product penetration, and changes to product portfolios.

Retail Automotive Dealership Service and Parts Data

(In millions)

			2019 vs. 2018				2018 vs. 2017
Service and Parts Data	2019	2018	Change	% Change	2018	2017	Change	% Change
Service and parts revenue	$2,195.9	$2,151.4	$44.5	2.1%	$2,151.4	$2,057.5	$93.9	4.6%
Same-store service and parts revenue	$2,134.0	$2,079.9	$54.1	2.6%	$2,046.0	$1,950.4	$95.6	4.9%
Gross profit — service and parts	$1,305.8	$1,277.3	$28.5	2.2%	$1,277.3	$1,219.7	$57.6	4.7%
Same-store service and parts gross profit	$1,266.4	$1,234.5	$31.9	2.6%	$1,192.2	$1,142.8	$49.4	4.3%
Gross margin % — service and parts	59.5%	59.4%	0.1%	0.2%	59.4%	59.3%	0.1%	0.2%
Same-store service and parts gross margin %	59.3%	59.4%	(0.1)%	(0.2)%	58.3%	58.6%	(0.3)%	(0.5)%

Revenues

Service and parts revenue increased from 2018 to 2019, with an increase of 2.4% in the U.S. and 1.4% internationally. The overall increase in service and parts revenue is due to a $54.1 million, or 2.6%, increase in same-store revenues, partially offset by a $9.6 million decrease from net dealership acquisitions/dispositions. Excluding $36.0 million of unfavorable foreign currency fluctuations, same-store revenue increased 4.3%. The increase in same-store revenue is due to a $35.9 million, or 7.1%, increase in warranty revenue, a $15.3 million, or 1.1%, increase in customer pay revenue, and a $2.9 million, or 2.0%, increase in vehicle preparation and body shop revenue.

Gross Profit

Service and parts gross profit increased from 2018 to 2019 due to a $31.9 million, or 2.6%, increase in same-store gross profit, partially offset by a $3.4 million decrease from net acquisitions/dispositions. Excluding $20.5 million of unfavorable foreign currency fluctuations, same-store gross profit increased 4.2%. The same-store gross profit increase is due to an increase in same-store revenues, which increased gross profit by $32.1 million, partially offset by a 0.2% decrease in same-store gross margin, which decreased gross profit by $0.2 million. The same-store gross profit increase is due to a $15.5 million, or 5.7%, increase in warranty gross profit, an $11.7 million, or 1.7%, increase in customer pay gross profit, and a $4.7 million, or 1.7%, increase in vehicle preparation and body shop gross profit.

Retail Commercial Truck Dealership Data

(In millions, except unit and per unit amounts)

			2019 vs. 2018				2018 vs. 2017
New Commercial Truck Data	2019	2018	Change	% Change	2018	2017	Change	% Change
New retail unit sales	11,897	8,291	3,606	43.5%	8,291	5,952	2,339	39.3%
Same-store new retail unit sales	8,306	8,200	106	1.3%	8,200	5,952	2,248	37.8%
New retail sales revenue	$1,347.2	$866.9	$480.3	55.4%	$866.9	$613.2	$253.7	41.4%
Same-store new retail sales revenue	$921.0	$854.3	$66.7	7.8%	$854.3	$613.2	$241.1	39.3%
New retail sales revenue per unit	$113,239	$104,563	$8,676	8.3%	$104,563	$103,022	$1,541	1.5%
Same-store new retail sales revenue per unit	$110,883	$104,179	$6,704	6.4%	$104,179	$103,022	$1,157	1.1%
Gross profit — new	$61.4	$40.8	$20.6	50.5%	$40.8	$27.1	$13.7	50.6%
Same-store gross profit — new	$39.1	$40.0	$(0.9)	(2.3)%	$40.0	$27.1	$12.9	47.6%
Average gross profit per new truck retailed	$5,164	$4,916	$248	5.0%	$4,916	$4,550	$366	8.0%
Same-store average gross profit per new truck retailed	$4,708	$4,873	$(165)	(3.4)%	$4,873	$4,550	$323	7.1%
Gross margin % — new	4.6%	4.7%	(0.1)%	(2.1)%	4.7%	4.4%	0.3%	6.8%
Same-store gross margin % — new	4.2%	4.7%	(0.5)%	(10.6)%	4.7%	4.4%	0.3%	6.8%

Units

Retail unit sales of new trucks increased from 2018 to 2019 primarily due to a 3,500 unit increase from net dealership acquisitions/dispositions, coupled with a 106 unit increase in same-store retail unit sales. Same-store new truck units increased 1.3% from 2018 to 2019, largely due to the 6.0% increase in the North American Class 8 heavy-duty truck market retail sales during 2019.

Revenues

New commercial truck retail sales revenue increased from 2018 to 2019 due to a $413.6 million increase from net dealership acquisitions/dispositions, coupled with a $66.7 million increase in same-store revenues. The same-store revenue increase is due to a $6,704 per unit increase in comparative average selling prices, which increased revenue by $55.0 million, coupled with the increase in same-store new retail unit sales, which increased revenue by $11.7 million.

Gross Profit

New commercial truck retail gross profit increased from 2018 to 2019 due to a $21.5 million increase from net dealership acquisitions/dispositions, partially offset by a $0.9 million decrease in same-store gross profit. The decrease in same-store gross profit is due to a $165 per unit decrease in average gross profit per new truck retailed, which decreased gross profit by $1.4 million, partially offset by an increase in same-store new retail unit sales, which increased gross profit by $0.5 million.

			2019 vs. 2018				2018 vs. 2017
Used Commercial Truck Data	2019	2018	Change	% Change	2018	2017	Change	% Change
Used retail unit sales	1,954	1,973	(19)	(1.0)%	1,973	1,632	341	20.9%
Same-store used retail unit sales	1,633	1,971	(338)	(17.1)%	1,971	1,632	339	20.8%
Used retail sales revenue	$117.0	$112.0	$5.0	4.5%	$112.0	$89.4	$22.6	25.3%
Same-store used retail sales revenue	$97.4	$111.9	$(14.5)	(13.0)%	$111.9	$89.4	$22.5	25.2%
Used retail sales revenue per unit	$59,865	$56,767	$3,098	5.5%	$56,767	$54,808	$1,959	3.6%
Same-store used retail sales revenue per unit	$59,654	$56,782	$2,872	5.1%	$56,782	$54,808	$1,974	3.6%
Gross profit — used	$9.2	$12.7	$(3.5)	(27.6)%	$12.7	$8.7	$4.0	46.0%
Same-store gross profit — used	$7.9	$12.7	$(4.8)	(37.8)%	$12.7	$8.7	$4.0	46.0%
Average gross profit per used truck retailed	$4,706	$6,422	$(1,716)	(26.7)%	$6,422	$5,317	$1,105	20.8%
Same-store average gross profit per used truck retailed	$4,834	$6,419	$(1,585)	(24.7)%	$6,418	$5,317	$1,101	20.7%
Gross margin % — used	7.9%	11.3%	(3.4)%	(30.1)%	11.3%	9.7%	1.6%	16.5%
Same-store gross margin % — used	8.1%	11.3%	(3.2)%	(28.3)%	11.3%	9.7%	1.6%	16.5%

Units

Retail unit sales of used trucks decreased from 2018 to 2019 due to a 338 unit decrease in same-store retail unit sales, partially offset by a 319 unit increase from net dealership acquisitions/dispositions. We believe the decline in used truck sales resulted from an increase new truck availability and a decline in freight rates which lessens demand for used trucks.

Revenues

Used commercial truck retail sales revenue increased from 2018 to 2019 due to a $19.5 million increase from net dealership acquisitions/dispositions, partially offset by a $14.5 million decrease in same-store revenues. The same-store revenue decrease is due to the decrease in same-store used retail unit sales, which decreased revenue by $19.2 million, partially offset by a $2,872 per unit increase in comparative average selling prices, which increased revenue by $4.7 million.

Gross Profit

Used commercial truck retail gross profit decreased from 2018 to 2019 due to a $4.8 million decrease in same-store gross profit, partially offset by a $1.3 million increase from net dealership acquisitions/dispositions. The decrease in same-store gross profit is due to a $1,585 per unit decrease in average gross profit per used truck retailed, which decreased gross profit by $2.6 million, coupled with the decrease in same-store used retail unit sales, which decreased gross profit by $2.2 million. The decline in used truck gross profit is primarily due to the increase in availability of new trucks which lessens the demand for used trucks.

			2019 vs. 2018				2018 vs. 2017
Service and Parts Data	2019	2018	Change	% Change	2018	2017	Change	% Change
Service and parts revenue	$503.3	$364.5	$138.8	38.1%	$364.5	$325.6	$38.9	11.9%
Same-store service and parts revenue	$368.5	$360.1	$8.4	2.3%	$359.9	$325.6	$34.3	10.5%
Gross profit — service and parts	$182.4	$140.8	$41.6	29.5%	$140.8	$121.4	$19.4	16.0%
Same-store service and parts gross profit	$145.4	$139.1	$6.3	4.5%	$138.7	$121.4	$17.3	14.3%
Gross margin % — service and parts	36.2%	38.6%	(2.4)%	(6.2)%	38.6%	37.3%	1.3%	3.5%
Same-store service and parts gross margin %	39.5%	38.6%	0.9%	2.3%	38.5%	37.3%	1.2%	3.2%

Revenues

Service and parts revenue increased from 2018 to 2019 due to a $130.4 million increase from net dealership acquisitions/dispositions, coupled with an $8.4 million increase in same-store revenues. Customer pay work represents approximately 83.0% of PTG’s 2019 service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The increase in same-store revenue is due to a $3.9 million, or 1.3%, increase in customer pay revenue, a $2.7 million, or 6.1%, increase in warranty revenue, and a $1.8 million, or 14.2%, increase in body shop revenue.

Gross Profit

Service and parts gross profit increased from 2018 to 2019 due to a $35.3 million increase from net dealership acquisitions/dispositions, coupled with a $6.3 million increase in same-store gross profit. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $3.3 million, coupled with a 2.3% increase in gross margin, which increased gross profit by $3.0 million. The same-store gross profit increase is due to a $2.9 million, or 2.8%, increase in customer pay gross profit, a $2.4 million, or 11.0%, increase in warranty gross profit, and a $1.0 million, or 6.8%, increase in body shop gross profit.

Commercial Vehicle Distribution Data

(In millions, except unit amounts)

			2019 vs. 2018				2018 vs. 2017
Penske Australia Data	2019	2018	Change	% Change	2018	2017	Change	% Change
Units	1,569	1,345	224	16.7%	1,345	1,354	(9)	(0.7)%
Sales revenue	$513.1	$558.5	$(45.4)	(8.1)%	$558.5	$511.0	$47.5	9.3%
Gross profit	$138.8	$144.6	$(5.8)	(4.0)%	$144.6	$131.2	$13.4	10.2%

Our Penske Australia operations are primarily comprised of commercial vehicle, engine, and power systems distribution. This business generated $513.1 million of revenue during 2019 compared to $558.5 million of revenue during 2018, a decrease of 8.1%. These businesses generated $138.8 million of gross profit during 2019 compared to $144.6 million of gross profit during 2018, a decrease of 4.0%.

The increase in units is primarily due to efforts to integrate our operations in Australia. The decline in revenue from 2018 to 2019 is largely attributable to the timing of customer deliveries, the decline in the Australian heavy-duty truck market, and unfavorable foreign exchange. Excluding $37.5 million of negative foreign currency fluctuations, revenues decreased 1.4%. Excluding $10.1 million of negative foreign currency fluctuations, gross profit increased 2.6%.

Selling, General and Administrative Data

(In millions)

			2019 vs. 2018				2018 vs. 2017
Selling, General and Administrative Data	2019	2018	Change	% Change	2018	2017	Change	% Change
Personnel expense	$1,570.8	$1,542.7	$28.1	1.8%	$1,542.7	$1,439.2	$103.5	7.2%
Advertising expense	$112.6	$115.2	$(2.6)	(2.3)%	$115.2	$115.8	$(0.6)	(0.5)%
Rent & related expense	$339.9	$336.4	$3.5	1.0%	$336.4	$323.9	$12.5	3.9%
Other expense	$669.9	$652.0	$17.9	2.7%	$652.0	$637.1	$14.9	2.3%
Total SG&A expenses	$2,693.2	$2,646.3	$46.9	1.8%	$2,646.3	$2,516.0	$130.3	5.2%
Same-store SG&A expenses	$2,578.1	$2,547.1	$31.0	1.2%	$2,402.5	$2,314.7	$87.8	3.8%

Personnel expense as % of gross profit	45.5%	45.2%	0.3%	0.7%	45.2%	44.7%	0.4%	0.9%
Advertising expense as % of gross profit	3.3%	3.4%	(0.1)%	(2.9)%	3.4%	3.6%	(0.2)%	(5.6)%
Rent & related expense as % of gross profit	9.8%	9.9%	(0.1)%	(1.0)%	9.9%	10.0%	(0.1)%	(1.0)%
Other expense as % of gross profit	19.3%	19.1%	0.2%	1.0%	19.1%	19.8%	(0.7)%	(3.5)%
Total SG&A expenses as % of gross profit	77.9%	77.5%	0.4%	0.5%	77.5%	78.1%	(0.6)%	(0.8)%
Same-store SG&A expenses as % of same-store gross profit	78.1%	77.0%	1.1%	1.4%	77.7%	78.0%	(0.3)%	(0.4)%

Selling, general and administrative expenses (“SG&A”) increased from 2018 to 2019 due to a $31.0 million, or 1.2%, increase in same-store SG&A, coupled with a $15.9 million increase from net acquisitions/dispositions. Excluding the $54.1 million decrease related to foreign currency fluctuations, same-store SG&A increased 3.3%. This increase in

SG&A is primarily due to an increase in variable personnel expenses as a result of the 1.2% increase in gross profit compared to the prior year.

SG&A expenses as a percentage of total revenue were 11.6%, 11.6% and 11.8% in 2019, 2018, and 2017, respectively, and as a percentage of gross profit were 77.9%, 77.5%, and 78.1%, in 2019, 2018, and 2017, respectively.

Depreciation

(In millions)

			2019 vs. 2018				2018 vs. 2017
	2019	2018	Change	% Change	2018	2017	Change	% Change
Depreciation	$109.6	$103.7	$5.9	5.7%	$103.7	$95.1	$8.6	9.0%

Depreciation increased from 2018 to 2019 due to a $6.5 million, or 6.5%, increase in same-store depreciation, partially offset by a $0.6 million decrease from net acquisitions/dispositions. The overall same-store increase is primarily related to our ongoing facility improvements and expansion programs.

Floor Plan Interest Expense

(In millions)

			2019 vs. 2018				2018 vs. 2017
	2019	2018	Change	% Change	2018	2017	Change	% Change
Floor plan interest expense	$84.5	$80.9	$3.6	4.4%	$80.9	$63.4	$17.5	27.6%

Floor plan interest expense increased from 2018 to 2019 due to a $2.5 million increase from net dealership acquisitions/dispositions, coupled with a $1.1 million, or 1.4%, increase in same-store floor plan interest expense. The overall increase is primarily due to increases in amounts outstanding under floor plan arrangements, due in part to increased levels of vehicle inventory.

Other Interest Expense

(In millions)

			2019 vs. 2018				2018 vs. 2017
	2019	2018	Change	% Change	2018	2017	Change	% Change
Other interest expense	$124.2	$114.7	$9.5	8.3%	$114.7	$107.4	$7.3	6.8%

Other interest expense increased from 2018 to 2019 primarily due to an increase in outstanding revolver borrowings under the U.S. and U.K. credit agreements and an increase in amounts outstanding under our mortgage facilities.

Equity in Earnings of Affiliates

(In millions)

			2019 vs. 2018				2018 vs. 2017
	2019	2018	Change	% Change	2018	2017	Change	% Change
Equity in earnings of affiliates	$147.5	$134.8	$12.7	9.4%	$134.8	$107.6	$27.2	25.3%

Equity in earnings of affiliates increased from 2018 to 2019 primarily due to an increase of $12.9 million in earnings from our investment in PTS, partially offset by a decrease in earnings from our retail automotive joint ventures.

Income Taxes

(In millions)

			2019 vs. 2018				2018 vs. 2017
	2019	2018	Change	% Change	2018	2017	Change	% Change
Income taxes	$156.7	$134.3	$22.4	16.7%	$134.3	$(64.8)	$199.1	(307.3)%

Income taxes increased from 2018 to 2019 primarily due to an increase in our effective tax rate, which was partially offset by a $12.6 million decrease in our pretax income compared to the prior year. Our effective tax rate was 26.5% during 2019 compared to 22.2% during 2018. The increase in our effective tax rate is primarily due to fluctuations in our geographic pre-tax income mix and the $11.6 million tax benefit recognized in 2018 for final adjustments to our provisional estimates per the U.S. Tax Cuts and Jobs Act and related Staff Accounting Bulletin No. 118.

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

As of December 31, 2019, we had $28.1 million of cash available to fund our operations and capital commitments. In addition, we had $655.0 million, £35.0 million ($46.4 million), and AU $50.0 million ($35.1 million) available for borrowing under our U.S. credit agreement, U.K. credit agreement, and Australian working capital loan agreement, respectively.

Securities Repurchases

From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit agreement, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. In September 2019, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities to $200.0 million. Prior to the increase, we had $30.8 million in remaining authorization. As of December 31, 2019, we had $200.0 million in repurchase authorization remaining under the securities repurchase program. Refer to the disclosures provided in Part II, Item 8, Note 14 of the Notes to our Consolidated Financial Statements for a summary of shares repurchased during 2019.

Dividends

We paid the following cash dividends on our common stock in 2018 and 2019:

Per Share Dividends

2018

First Quarter	$0.34
Second Quarter	0.35
Third Quarter	0.36
Fourth Quarter	0.37

2019

First Quarter	$0.38
Second Quarter	0.39
Third Quarter	0.40
Fourth Quarter	0.41

We also announced a cash dividend of $0.42 per share payable on March 3, 2020 to stockholders of record as of February 24, 2020. Future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors, which may include our earnings, capital requirements, restrictions relating to any then-existing indebtedness, financial condition and other factors.

Vehicle Financing

Refer to the disclosures provided in Part II, Item 8, Note 9 of the Notes to our Consolidated Financial Statements for a detailed description of financing for the vehicles we purchase, including discussion of our floor plan and other revolving arrangements.

Long-Term Debt Obligations

As of December 31, 2019, we had the following long-term debt obligations outstanding:

December 31,
(In millions)	2019
U.S. credit agreement — revolving credit line	$45.0
U.K. credit agreement — revolving credit line	165.8
U.K. credit agreement — overdraft line of credit	—
3.75% senior subordinated notes due 2020	299.2
5.75% senior subordinated notes due 2022	547.6
5.375% senior subordinated notes due 2024	298.0
5.50% senior subordinated notes due 2026	495.7
Australia capital loan agreement	31.7
Australia working capital loan agreement	—
Mortgage facilities	423.2
Other	54.1
Total long-term debt	$2,360.3

As of December 31, 2019, we were in compliance with all covenants under our credit agreements, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part II, Item 8, Note 10 of the Notes to our Consolidated Financial Statements set forth below for a detailed description of our long-term debt obligations.

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

During 2019, outstanding revolving commitments varied between $0.0 million and $360.0 million under the U.S. credit agreement, between £24.0 million and £140.0 million ($31.8 million and $185.6 million) under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and between AU $0.0 million and AU $28.8 million ($0.0 million and $20.2 million) under the Australia working capital loan agreement. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.

PTS Dividends

We hold a 28.9% ownership interest in PTS as noted above. Their partnership agreement requires PTS, subject to applicable law and the terms of its credit agreements, to make quarterly distributions to the partners with respect to each fiscal year by no later than 45 days after the end of each of the first three quarters of the year and by April 15 of the following year. PTS’ principal debt agreements allow partner distributions only as long as they are not in default under that agreement and the amount they pay does not exceed 50% of its consolidated net income. We receive pro rata cash distributions relating to this investment, typically in April, May, August and November of each year. During 2019, 2018, and 2017 we received $71.9 million, $63.2 million, and $52.4 million, respectively, of pro rata cash distributions relating to this investment. We currently expect to continue to receive future distributions from PTS quarterly, subject to its financial performance.

Operating Leases

We estimate the total rent obligations under our operating leases, including any extension periods that we are reasonably certain to exercise at our discretion and assuming constant consumer price indices, to be $5.4 billion. As of December 31, 2019, we were in compliance with all covenants under these leases consisting principally of leases for dealership and other properties, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part II, Item 8, Note 3 and Note 11 of the Notes to our Consolidated Financial Statements for a description of our operating leases.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period.

Off-Balance Sheet Arrangements

Refer to the disclosures provided in Part II, Item 8, Note 11 of the Notes to our Consolidated Financial Statements for a description of our off-balance sheet arrangements which includes a repurchase commitment related to our floor plan credit agreement with Mercedes Benz Financial Services Australia.

Discontinued Operations

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” that changed the definition of a discontinued operation to include only those disposals of components of an entity or components of an entity that are classified as held for sale that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. We adopted this accounting standard update effective January 1, 2015.

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

We had no entities newly classified as held for sale in 2019, 2018, or 2017 that met the criteria to be classified as discontinued operations. As such, results from discontinued operations represent only retail automotive dealerships and our car rental business that were classified as discontinued operations prior to adoption of ASU No. 2014-08.

Cash Flows

The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities. The major components of these changes are discussed below.

	Year Ended December 31,
(In millions)	2019	2018	2017
Net cash provided by continuing operating activities	$518.3	$614.2	$623.0
Net cash used in continuing investing activities	(532.7)	(525.2)	(928.7)
Net cash provided by (used in) continuing financing activities	2.6	(94.3)	322.6
Net cash provided by discontinued operations	0.3	0.5	2.7
Effect of exchange rate changes on cash and cash equivalents	0.2	(1.5)	2.1
Net change in cash and cash equivalents	$(11.3)	$(6.3)	$21.7

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

	Year Ended December 31,
(In millions)	2019	2018	2017
Net cash from continuing operating activities as reported	$518.3	$614.2	$623.0
Floor plan notes payable — non-trade as reported	177.5	10.0	185.3
Net cash from continuing operating activities including all floor plan notes payable	$695.8	$624.2	$808.3

Cash Flows from Continuing Investing Activities

Cash flows from continuing investing activities consist primarily of cash used for capital expenditures, proceeds from the sale of dealerships, and net expenditures for acquisitions and other investments. Capital expenditures were $245.3 million, $305.6 million, and $247.0 million during 2019, 2018, and 2017, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our retail automotive segment and retail commercial truck segment capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit agreements. Proceeds from the sale of dealerships were $22.8 million $84.5 million, and $25.1 million during 2019, 2018, and 2017, respectively. Cash used in acquisitions and other investments, net of cash acquired, was $326.9 million, $309.1 million, and $449.7 million during 2019, 2018, and 2017, respectively, and included cash used to repay sellers’ floor plan liabilities in such business acquisitions of $138.5 million, $58.2 million, and $101.6 million, respectively. Cash used to acquire additional ownership interests in PTS was $239.1 million during 2017. Proceeds from sale-leaseback transactions were $18.9 million, $10.7 million, and $22.2 million during 2019, 2018, and 2017, respectively.

Cash Flows from Continuing Financing Activities

Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, issuance of long-term debt, net borrowings or repayments of floor plan notes payable non-trade, payment of debt issuance costs, repurchases of common stock, and dividends.

We had net borrowings of long-term debt of $130.4 million and $93.5 million during 2019 and 2018, respectively, and net repayments of long-term debt of $26 million during 2017. We issued $300.0 million of senior subordinated notes in 2017, and paid $4.0 million of debt issuance costs in conjunction with the issuance of the senior subordinated notes during 2017. We had net borrowings of floor plan notes payable non-trade of $177.5 million, $10.0 million and $185.3 million during 2019, 2018 and 2017, respectively. In 2019, 2018, and 2017, we repurchased 4.0 million, 1.6 million, and 0.4 million shares of common stock for $174.1 million, $68.9 million, and $18.5 million, respectively. We also paid $130.8 million, $121.2 million, and $108.4 million of cash dividends to our stockholders during 2019, 2018, and 2017, respectively.

Contractual Payment Obligations

The table below sets forth our best estimates as to the amounts and timing of future payments relating to our most significant contractual obligations as of December 31, 2019, excluding amounts related to entities classified as discontinued operations. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of any relevant agreements. Future events, including acquisitions, divestitures, new or revised operating lease agreements, borrowings or repayments under our credit agreements and our floor plan arrangements, and purchases or refinancing of our securities, could cause actual payments to differ significantly from these amounts. Potential payments noted above under “Off-Balance Sheet Arrangements” are excluded from this table.

		Less than			More than
(In millions)	Total	1 year	1 to 3 years	3 to 5 years	5 years
Floor plan notes payable (A)	$4,006.5	$4,006.5	$—	$—	$—
Long-term debt obligations	2,360.3	103.3	1,013.7	507.5	735.8
Operating lease commitments	5,423.5	242.6	468.8	439.9	4,272.2
Scheduled interest payments (B)	500.7	102.3	202.3	111.9	84.2
Deferred Compensation (C)	6.3	—	—	—	6.3
	$12,297.3	$4,454.7	$1,684.8	$1,059.3	$5,098.5

(A)	Floor plan notes payable are revolving financing arrangements. Payments are generally made as required pursuant to the floor plan borrowing agreements discussed above under “Vehicle Financing.”

(B)	Estimates of future variable rate interest payments under floor plan notes payable and our credit agreements are excluded due to our inability to estimate changes in interest rates in the future. See “Vehicle Financing,” “U.S. Credit Agreement,” “U.K. Credit Agreement,” and “Australia Loan Agreements” in Part II, Item 8 of the Notes to our Consolidated Financial Statements set forth below for a discussion of such variable rates.

(C)	Due to the subjective nature of our deferred compensation, we are unable to make reasonably reliable estimates of the timing of payments.

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

Other Related Party Interests and Transactions

Robert Kurnick, Jr., our President and a director, is also the Vice Chair and a director of Penske Corporation. Bud Denker, our Executive Vice President, Human Resources, is also the President of Penske Corporation. Roger S. Penske, Jr., one of our directors, is the son of our chair and is also a director of Penske Corporation. Michael Eisenson, one of our directors, is also a director of Penske Corporation. Masashi Yamanaka, one of our directors, is also an employee of Mitsui & Co.

We sometimes pay to and/or receive fees from Penske Corporation, its subsidiaries, and its affiliates for services rendered in the ordinary course of business, or to reimburse payments made to third parties on each other’s behalf. These transactions are reviewed periodically by our Audit Committee and reflect the provider’s cost or an amount mutually agreed upon by both parties.

We own a 28.9% interest in PTS. PTS, discussed previously, is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui. We have also entered into other joint ventures with certain related parties as more fully discussed in Part II, Item 8, Note 12 of the Notes to our Consolidated Financial Statements.

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

Our business is dependent on a number of factors including general economic conditions, fuel prices, interest rate fluctuations, credit availability, environmental and other government regulations and customer business cycles. Unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on these general economic conditions. According to data published by A.C.T. Research, in recent years, total U.S. retail sales of new Class 8 commercial vehicles have ranged from a low of approximately 97,000 in 2009, to high of approximately 333,779 in 2019. Through geographic expansion, concentration on higher margin regular service and parts revenues and diversification of our customer base, we have attempted to reduce the negative impact of adverse general economic conditions or cyclical trends affecting the Class 8 commercial vehicle industry on our earnings.

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

●	our future financial and operating performance;
●	future acquisitions and dispositions;
●	future potential capital expenditures and securities repurchases;
●	our ability to realize cost savings and synergies;
●	our ability to respond to economic cycles;
●	trends in the automotive retail industry and commercial vehicles industries and in the general economy in the various countries in which we operate;
●	our ability to access the remaining availability under our credit agreements;
●	our liquidity;
●	performance of joint ventures, including PTS;
●	future foreign exchange rates and geopolitical events, such as Brexit;
●	the outcome of various legal proceedings;
●	results of self-insurance plans;
●	trends affecting the automotive industry generally and our future financial condition or results of operations; and
●	our business strategy.

Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified under “Item 1A. Risk Factors.” Important factors that could cause actual results to differ materially from our expectations include those mentioned in “Item 1A. Risk Factors” such as the following:

●	our business and the automotive retail and commercial vehicles industries in general are susceptible to adverse economic conditions, including changes in interest rates, foreign exchange rates, customer demand, customer confidence, fuel prices, unemployment rates and credit availability;

●	the political and economic outcome of Brexit in the U.K.;

●	increased tariffs, import product restrictions, and foreign trade risks that may impair our ability to sell foreign vehicles profitably, including any eventual tariffs resulting from the threats from the Trump Administration to add 25% tariffs on foreign vehicles or parts;
●	the number of new and used vehicles sold in our markets;
●	the effect on our businesses of the trend of electrification of vehicle engines, new mobility technologies such as shared vehicle services, such as Uber and Lyft, and the eventual availability of driverless vehicles;
●	vehicle manufacturers exercise significant control over our operations, and we depend on them and the continuation of our franchise and distribution agreements in order to operate our business;

●	we depend on the success, popularity and availability of the brands we sell, and adverse conditions affecting one or more vehicle manufacturers, including the adverse impact on the vehicle and parts supply chain due to natural disasters or other disruptions that interrupt the supply of vehicles and parts to us (including any disruptions resulting from the new fuel economy testing and Co2 emissions legislation in the United Kingdom and Europe discussed in Part I, Item 1A, Risk Factors), may negatively impact our revenues and profitability;
●	we are subject to the risk that a substantial number of our new or used inventory may be unavailable due to recall or other reasons;
●	the success of our commercial vehicle distribution operations and engine and power systems distribution operations depends upon continued availability of the vehicles, engines, power systems, and other parts we distribute, demand for those vehicles, engines, power systems, and parts, and general economic conditions in those markets;
●	a restructuring of any significant vehicle manufacturer or supplier;
●	our operations may be affected by severe weather, such as the recent hurricanes in Puerto Rico, Florida, and Texas, or other periodic business interruptions;
●	we have substantial risk of loss not covered by insurance;
●	we may not be able to satisfy our capital requirements for acquisitions, facility renovation projects, financing the purchase of our inventory, or refinancing of our debt when it becomes due;
●	our level of indebtedness may limit our ability to obtain financing generally and may require that a significant portion of our cash flow be used for debt service;
●	non-compliance with the financial ratios and other covenants under our credit agreements and operating leases;
●	higher interest rates may significantly increase our variable rate interest costs and, because many customers finance their vehicle purchases, decrease vehicle sales;
●	our operations outside of the U.S. subject our profitability to fluctuations relating to changes in foreign currency values, which have most recently occurred as a result of the June 2016 U.K. referendum for Brexit;
●	with respect to PTS, changes in the financial health of its customers, labor strikes or work stoppages by its employees, a reduction in PTS’ asset utilization rates, continued availability from truck manufacturers and suppliers of vehicles and parts for its fleet, changes in values of used trucks which affects PTS’ profitability on truck sales, compliance costs in regards to its trucking fleet and truck drivers, its ability to retain qualified drivers and technicians, risks associated with its participation in multi-employer pension plans, conditions in the capital markets to assure PTS’ continued availability of capital to purchase trucks, the effect of changes in lease accounting rules on PTS customers’ purchase/lease decisions, and industry competition, each of which could impact distributions to us;
●	we are dependent on continued security and availability of our information technology systems and we may be subject to fines, penalties, and other costs under applicable privacy laws if we do not maintain our confidential customer and employee information properly;
●	if we lose key personnel, especially our Chief Executive Officer, or are unable to attract additional qualified personnel;
●	new or enhanced regulations relating to automobile dealerships including those being considered by the Financial Conduct Authority in the U.K. restricting certain compensation we receive relating to automotive financing in the U.K.;
●	changes in tax, financial or regulatory rules or requirements;

●	we could be subject to legal and administrative proceedings which, if the outcomes are adverse to us, could have a material adverse effect on our business;
●	if state dealer laws in the U.S. are repealed or weakened, our automotive dealerships may be subject to increased competition and may be more susceptible to termination, non-renewal or renegotiation of their franchise agreements;
●	some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests; and
●	shares of our common stock eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Additional Information

Investors and others should note that we announce material financial information using our company website (www.penskeautomotive.com), our investor relations website (investors.penskeautomotive.com), SEC filings, press releases, public conference calls and webcasts. Information about Penske Automotive Group, its business, and its results of operations may also be announced by posts on the following social media channels from time to time:

●	Penske Automotive Group’s Twitter feed (www.twitter.com/penskecarscorp)
●	Penske Automotive Group’s Facebook page (www.facebook.com/penskecars)
●	Penske Automotive Group’s Social website (www.penskesocial.com)

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR, the Bank of England Base Rate, or the Australian Bank Bill Swap Rate. Based on the amount outstanding under these facilities as of December 31, 2019, a 100 basis point change in interest rates would result in an approximate $2.5 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Australian Bank Bill Swap Rate, or the New Zealand Bank Bill Benchmark Rate.

Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the year ended December 31, 2019, a 100 basis point change in interest rates would result in an approximate $37.4 million change to our annual floor plan interest expense.

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

Foreign Currency Exchange Rates. As of December 31, 2019, we had consolidated operations in the U.K., Germany, Italy, Canada, Australia and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $966.8 million change to our revenues for the year ended December 31, 2019.

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

Beginning January 1, 2019, we adopted ASU No. 2016-02, “Leases (Topic 842),” which resulted in recording lease liabilities and right-of-use assets on our consolidated balance sheet. ASC 842 requires management to make significant judgments and estimates. As a result, we implemented changes to our internal controls related to leases for the nine months ended December 31, 2019. These changes include implementing updated accounting policies affected by ASC 842 and implementing a new information technology application to calculate our right-of-use assets and lease liabilities and required disclosures.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details regarding the shares of common stock issuable upon the exercise of outstanding options, warrants and rights granted under our equity compensation plans (including individual equity compensation arrangements) as of December 31, 2019. Our equity plan is described in more detail in Part II, Item 8, Note 13 of the Notes to our Consolidated Financial Statements appearing below in this report.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by security holders	—	$—	2,259,169
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	2,259,169

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(1)	Financial Statements

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

4.3.4

Third Amendment to Fifth Amended and Restated Credit Agreement dated June 24, 2019, among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 4.1 to our Form 8-K filed June 27, 2019).

4.3.5

Fourth Amendment to Fifth Amended and Restated Credit Agreement dated July 12, 2019, among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 4.1 to our Form 8-K filed July 17, 2019).

4.3.6

Fifth Amendment to Fifth Amended and Restated Credit Agreement dated December 18, 2019, among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 4.1 to our Form 8-K filed December 19, 2019).

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

4.4.2

Consent and Amendment Letter dated December 18, 2019, by and between Sytner Group Limited and The Royal Bank of Scotland pie, as Agent (incorporated by reference to exhibit 4.2 to our Form 8-K filed December 19, 2019).

4.5	Description of Penske Automotive Group, Inc. Securities.
*10.1	Penske Automotive Group 2015 Equity Incentive Plan (incorporated by reference to exhibit 10.1 to our Form 8-K filed May 6, 2015).
*10.2	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.13 to our Form 10-K filed February 25, 2016).
*10.3	Form of Restricted Stock Unit Agreement (incorporated by reference to exhibit 10.14 to our Form 10-K filed February 25, 2016).
*10.4	Amended and Restated Penske Automotive Group, Inc. Non-Employee Director Compensation Plan (incorporated by reference to exhibit 10.16 to our Form 10-K filed February 28, 2011).
*10.5	Penske Automotive Group, Inc. Deferred Compensation Plan dated October 11, 2017, effective January 1, 2018 (incorporated by reference to exhibit 10.1 to our Form 8-K filed October 13, 2017).
10.6	Registration Rights Agreement among us and Penske Automotive Holdings Corp. dated as of December 22, 2000 (incorporated by reference to exhibit 10.26.1 to our Form 10-K filed March 29, 2001).
10.7

Second Amended and Restated Registration Rights Agreement among us, Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated as of March 26, 2004 (incorporated by reference to exhibit 10.2 to our Form 8-K filed March 26, 2004).

10.8.1

Stockholders Agreement by and among Mitsui & Co., Ltd., Mitsui & Co (U.S.A.), Inc., Penske Corporation and Penske Automotive Holdings Corp. dated as of July 30, 2013 (incorporated by reference to exhibit 46 to Amendment No. 26 to Schedule 13D filed July 30, 2013).

10.8.2

Letter Agreement re: Amendment of PAG Stockholders Agreement, dated as of October 20, 2017, by and among Penske Corporation, Penske Automotive Holdings Corp., Mitsui & Co. Ltd. and Mitsui & Co. (U.S.A.), Inc. (incorporated by reference to exhibit 21 of Amendment No. 29 to Schedule 13D filed October 23, 2017).

10.8.3

Letter Agreement re: Second Amendment of PAG Stockholders Agreement, dated as of March 27, 2018, by and among Penske Corporation, Penske Automotive Holdings Corp., Mitsui &Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. (incorporated by reference to exhibit 22 of Amendment No. 30 to Schedule 13D filed March 27, 2018).

10.9	Letter Agreement dated December 12, 2018 among us, Mitsui &Co., Ltd. and Mitsui & Co., (U.S.A.), Inc. (incorporated by reference to exhibit 10.2 to our Form 8-K filed December 13, 2018).
10.10	Trade name and Trademark Agreement dated May 6, 2008 between us and Penske System, Inc. (incorporated by reference to exhibit 10.1 to our Form 10-Q filed May 8, 2008).
10.11

Seventh Amended and Restated Agreement of Limited Partnership of Penske Truck Leasing Co., L.P. dated September 7, 2017 by and among Penske Truck Leasing Corporation, PTL GP, LLC, GE Capital Truck Leasing Holding LLC, General Electric Credit Corporation of Tennessee, MBK USA Commercial Vehicles Inc. and us (incorporated by reference to exhibit 10.3 to our Form 8-K filed September 8, 2017).

10.12

Cooperation Agreement dated as of September 7, 2017 by and among us, Penske Truck Leasing Co., L.P., Penske Truck Leasing Corporation, PTL GP, LLC, General Electric Credit Corporation of Tennessee, GE Capital Truck Leasing Holding LLC and MBK USA Commercial Vehicles, Inc. (incorporated by reference to exhibit 10.2 to our Form 8-K filed September 8, 2017).

10.13	Amended and Restated Rights Agreement dated March 17, 2015 by and between us and Penske Truck Leasing Corporation (incorporated by reference to exhibit 10.2 to our Form 10-Q filed May 1, 2015).
10.14	PTL Holdings Australia Pty Ltd, Penske Transportation Group International Pty Ltd and Penske Investments Pty Ltd Shareholders Agreement dated 1st April, 2014.
10.15.1

Second Amended and Restated Penske Automotive Group 401(k) Savings and Retirement Plan dated December 28, 2017, effective January 1, 2018 (incorporated by reference to exhibit 10.18 to our Form 10-K filed February 22, 2018).

10.15.2

Penske Automotive Group 401(k) Savings and Retirement Plan Amendment Number 2018-1 dated June 7, 2018, effective July 1, 2018 (incorporated by reference to exhibit 10.1 to our Form 10-Q filed July 27, 2018).

10.15.3

Penske Automotive Group 401(k) Savings and Retirement Plan Amendment to Permit In-Plan Roth Transfers dated June 7, 2018, effective July 1, 2018 (incorporated by reference to exhibit 10.2 to our Form 10-Q filed July 27, 2018).

10.15.4

Penske Automotive Group 401(k) Savings and Retirement Plan Amendment Number 2018-2 dated December 7, 2018, effective December 1, 2018 (incorporated by reference to exhibit 10.19.4 to our Form 10-K filed February 22, 2019).

10.17.5	Penske Automotive Group 401(K) Amendment to Implement Hardship Distribution Provisions of the Bipartisan Budget Act of 2018 dated December 23, 2019.
21	Subsidiary List.
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of Deloitte & Touche LLP.
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.
32	Section 1350 Certification.
99.1	Penske Truck Leasing Co., L.P. audited financial statements as of December 31, 2019.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Compensatory plans or contracts

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. We hereby agree to furnish a copy of any such instrument to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2020.

Penske Automotive Group, Inc.

By:	/s/ Roger S. Penske
Roger S. Penske Chair of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger S. Penske	Chair of the Board and	February 21, 2020
Roger S. Penske	Chief Executive Officer (Principal Executive Officer)

/s/ J.D. Carlson	Executive Vice President and Chief Financial Officer	February 21, 2020
J.D. Carlson	(Principal Financial and Accounting Officer)

/s/ John D. Barr	Director	February 21, 2020
John D. Barr

/s/ Lisa Davis	Director	February 21, 2020
Lisa Davis

/s/ Michael R. Eisenson	Director	February 21, 2020
Michael R. Eisenson

/s/ Robert H. Kurnick, Jr.	Director	February 21, 2020
Robert H. Kurnick, Jr.

/s/ Wolfgang Dürheimer	Director	February 21, 2020
Wolfgang Dürheimer

/s/ Kimberly J. McWaters	Director	February 21, 2020
Kimberly J. McWaters

/s/ Roger S. Penske Jr.	Director	February 21, 2020
Roger S. Penske Jr.

/s/ Sandra E. Pierce	Director	February 21, 2020
Sandra E. Pierce

/s/ Masashi Yamanaka	Director	February 21, 2020
Masashi Yamanaka

/s/ Greg C. Smith	Director	February 21, 2020
Greg C. Smith

/s/ Ronald G. Steinhart	Director	February 21, 2020
Ronald G. Steinhart

/s/ H. Brian Thompson	Director	February 21, 2020
H. Brian Thompson

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PENSKE AUTOMOTIVE GROUP, INC.

As of December 31, 2019 and 2018 and For the Years Ended

December 31, 2019, 2018 and 2017

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on those criteria.

The Company acquired Warner Truck Centers in July 2019, representing six retail truck locations in Utah and Idaho. Management has excluded Warner Truck Centers from its assessment of effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. Warner Truck Centers represent less than 2% of the Company’s total assets and less than 3% of the Company’s total revenues as of and for the year ended December 31, 2019.

The Company’s independent registered public accounting firm that audited the consolidated financial statements included in the Company’s Annual Report on Form 10-K has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page F-3.

Penske Automotive Group, Inc.

February 21, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Penske Automotive Group, Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Penske Automotive Group, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As described in the accompanying Management Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Warner Truck Centers, which was acquired in July 2019, and whose financial statements constitute less than 2% of total assets and less than 3% of total revenues of the Company's consolidated financial statement amounts as of and for the year ended December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at Warner Truck Centers.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, effective January 1, 2019, the Company adopted FASB Accounting Standards Update 2016-02, Leases, using the optional transition method.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Other Indefinite-lived Intangible Assets – Refer to Notes 1 and 8 to the consolidated financial statements

Critical Audit Matter Description

The Company's financial statements include indefinite lived intangible assets related to franchise agreements with vehicle manufacturers and distributors, which represent the estimated value of franchises acquired in business combinations, and distribution agreements with commercial vehicle manufacturers, which represent the estimated value for distribution rights acquired in business combinations. These intangible assets have an indefinite useful life and are measured for impairment on an annual basis. The carrying value of these intangible assets is $552.2 million as of December 31, 2019.

The Company’s annual impairment assessment for these intangible assets is performed on October 1 and upon the occurrence of an indicator of impairment through a comparison of its carrying amount and estimated fair value. The fair value is determined using a discounted cash flow approach, which requires management to make estimates and assumptions about revenue and profitability growth, profit margins, and the cost of capital. Changes in these estimates and assumptions could have a significant impact on the fair value of the franchise agreements. The Company's impairment analysis performed as of October 1, 2019 resulted in an impairment charge of $1.9 million for certain franchise agreements.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenue and profitability growth, and the selection of the cost of capital included the following, among others:

●	We tested the effectiveness of controls over the intangible asset impairment analysis, including those over the inputs, assumptions, calculations, and the selection of the cost of capital.
●	We evaluated the reasonableness of management’s forecasts of future revenue, and profitability growth by comparing the forecasts to:
o	Historical revenue and profitability growth.
o	Internal communications to management and the Board of Directors.
o	Analyst and industry reports for the Company and certain of its peer companies.

●	With the assistance of our fair value specialists, we evaluated the reasonableness of the cost of capital by:
o	Testing the source information underlying the determination of the cost of capital and the mathematical accuracy of the calculation.
o	Developing a range of independent estimates and comparing those to the cost of capital selected by management.

/s/ Deloitte & Touche LLP

Detroit, Michigan
February 21, 2020

We have served as the Company’s auditor since 1999.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(In millions, except share and
	per share amounts)
ASSETS
Cash and cash equivalents	$28.1	$39.4
Accounts receivable, net of allowance for doubtful accounts of $5.7 and $5.4	960.3	929.1
Inventories	4,260.7	4,040.1
Other current assets	85.0	86.6
Total current assets	5,334.1	5,095.2
Property and equipment, net	2,366.4	2,250.0
Operating lease right-of-use assets	2,360.5	—
Goodwill	1,911.0	1,752.0
Other indefinite-lived intangible assets	552.2	486.2
Equity method investments	1,399.0	1,305.2
Other long-term assets	19.5	15.9
Total assets	$13,942.7	$10,904.5
LIABILITIES AND EQUITY
Floor plan notes payable	$2,412.5	$2,362.2
Floor plan notes payable — non-trade	1,594.0	1,428.6
Accounts payable	638.8	598.2
Accrued expenses and other current liabilities	701.9	566.6
Current portion of long-term debt	103.3	92.0
Liabilities held for sale	0.5	0.7
Total current liabilities	5,451.0	5,048.3
Long-term debt	2,257.0	2,124.7
Long-term operating lease liabilities	2,301.2	—
Deferred tax liabilities	677.9	577.8
Other long-term liabilities	444.0	519.0
Total liabilities	11,131.1	8,269.8
Commitments and contingent liabilities (Note 11)
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 81,084,751 shares issued and outstanding at December 31, 2019; 84,546,970 shares issued and outstanding at December 31, 2018	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	320.4	477.8
Retained earnings	2,675.8	2,365.8
Accumulated other comprehensive income (loss)	(202.8)	(234.5)
Total Penske Automotive Group stockholders’ equity	2,793.4	2,609.1
Non-controlling interest	18.2	25.6
Total equity	2,811.6	2,634.7
Total liabilities and equity	$13,942.7	$10,904.5

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2019	2018	2017
	(In millions, except share and per share amounts)
Revenue:
Retail automotive dealership	$20,615.8	$20,849.2	$19,824.3
Retail commercial truck dealership	2,050.5	1,374.5	1,048.0
Commercial vehicle distribution and other	513.1	561.4	514.6
Total revenues	23,179.4	22,785.1	21,386.9
Cost of sales:
Retail automotive dealership	17,576.9	17,790.6	16,899.5
Retail commercial truck dealership	1,772.7	1,163.0	882.2
Commercial vehicle distribution and other	374.3	416.6	382.7
Total cost of sales	19,723.9	19,370.2	18,164.4
Gross profit	3,455.5	3,414.9	3,222.5
Selling, general and administrative expenses	2,693.2	2,646.3	2,516.0
Depreciation	109.6	103.7	95.1
Operating income	652.7	664.9	611.4
Floor plan interest expense	(84.5)	(80.9)	(63.4)
Other interest expense	(124.2)	(114.7)	(107.4)
Equity in earnings of affiliates	147.5	134.8	107.6
Income from continuing operations before income taxes	591.5	604.1	548.2
Income taxes	(156.7)	(134.3)	64.8
Income from continuing operations	434.8	469.8	613.0
Income (loss) from discontinued operations, net of tax	0.3	0.5	(0.2)
Net income	435.1	470.3	612.8
Less: Loss attributable to non-controlling interests	(0.7)	(0.7)	(0.5)
Net income attributable to Penske Automotive Group common stockholders	$435.8	$471.0	$613.3
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$5.28	$5.52	$7.14
Discontinued operations	0.00	0.01	(0.00)
Net income attributable to Penske Automotive Group common stockholders	$5.28	$5.53	$7.14
Shares used in determining basic earnings per share	82,495,045	85,165,367	85,877,227
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$5.28	$5.52	$7.14
Discontinued operations	0.00	0.01	(0.00)
Net income attributable to Penske Automotive Group common stockholders	$5.28	$5.53	$7.14
Shares used in determining diluted earnings per share	82,495,045	85,165,367	85,877,227
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$434.8	$469.8	$613.0
Less: Loss attributable to non-controlling interests	(0.7)	(0.7)	(0.5)
Income from continuing operations, net of tax	435.5	470.5	613.5
Income (loss) from discontinued operations, net of tax	0.3	0.5	(0.2)
Net income attributable to Penske Automotive Group common stockholders	$435.8	$471.0	$613.3
Cash dividends per share	$1.58	$1.42	$1.26

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Net income	$435.1	$470.3	$612.8
Other comprehensive income:
Foreign currency translation adjustment	21.9	(75.8)	99.2
Other adjustments to comprehensive income, net	9.5	(13.7)	8.2
Other comprehensive income (loss), net of tax	31.4	(89.5)	107.4
Comprehensive income	466.5	380.8	720.2
Less: Comprehensive (loss) income attributable to non-controlling interests	(1.0)	(2.2)	2.7
Comprehensive income attributable to Penske Automotive Group common stockholders	$467.5	$383.0	$717.5

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Operating Activities:
Net income	$435.1	$470.3	$612.8
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	109.6	103.7	95.1
Earnings of equity method investments	(94.6)	(89.0)	(68.9)
(Income) loss from discontinued operations, net of tax	(0.3)	(0.5)	0.2
Deferred income taxes	92.0	105.9	(108.7)
Changes in operating assets and liabilities:
Accounts receivable	(30.9)	30.4	(73.1)
Inventories	(117.8)	(12.6)	(419.9)
Floor plan notes payable	83.9	27.4	276.3
Accounts payable and accrued expenses	71.4	(17.1)	272.0
Other	(30.1)	(4.3)	37.2
Net cash provided by continuing operating activities	518.3	614.2	623.0
Investing Activities:
Purchase of equipment and improvements	(245.3)	(305.6)	(247.0)
Proceeds from sale of dealerships	22.8	84.5	25.1
Proceeds from sale-leaseback transactions	18.9	10.7	22.2
Acquisition of additional ownership interest in Penske Truck Leasing	—	—	(239.1)
Acquisitions net, including repayment of sellers’ floor plan notes payable of $138.5, $58.2, and $101.6, respectively	(326.9)	(309.1)	(449.7)
Other	(2.2)	(5.7)	(40.2)
Net cash used in continuing investing activities	(532.7)	(525.2)	(928.7)
Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	1,808.0	1,642.0	2,040.0
Repayments under U.S. credit agreement revolving credit line	(1,793.0)	(1,784.0)	(2,108.0)
Issuance of 3.75% senior subordinated notes	—	—	300.0
Net borrowings of other long-term debt	115.4	235.5	42.0
Net borrowings of floor plan notes payable — non-trade	177.5	10.0	185.3
Payment of debt issuance costs	(0.4)	(1.9)	(4.0)
Repurchases of common stock	(169.2)	(68.9)	(18.5)
Dividends	(130.8)	(121.2)	(108.4)
Other	(4.9)	(5.8)	(5.8)
Net cash provided by (used in) continuing financing activities	2.6	(94.3)	322.6
Discontinued operations:
Net cash provided by discontinued operating activities	0.3	0.5	0.5
Net cash provided by discontinued investing activities	—	—	2.4
Net cash provided by discontinued financing activities	—	—	(0.2)
Net cash provided by discontinued operations	0.3	0.5	2.7
Effect of exchange rate changes on cash and cash equivalents	0.2	(1.5)	2.1
Net change in cash and cash equivalents	(11.3)	(6.3)	21.7
Cash and cash equivalents, beginning of period	39.4	45.7	24.0
Cash and cash equivalents, end of period	$28.1	$39.4	$45.7
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$204.9	$190.2	$163.2
Income taxes	92.4	39.6	(29.7)
Seller financed/assumed debt	—	—	0.8
Non cash activities:
Deferred consideration	$—	$6.8	$—
Consideration transferred through common stock issuance	—	—	32.4
Contingent consideration	10.6	—	20.0

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Voting and Non-voting
	Common Stock		Additional		Accumulated	Total
	Issued		Paid-in	Retained	Other Comprehensive	Penske Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity
	(Dollars in millions)
Balance, January 1, 2017	85,214,345	$—	$497.1	$1,504.5	$(250.7)	$1,750.9	$28.6	$1,779.5
Equity compensation	343,385	—	14.9	—	—	14.9	—	14.9
Repurchases of common stock	(435,710)	—	(18.5)	—	—	(18.5)	—	(18.5)
Issuance of common stock	665,487	—	32.4	—	—	32.4	—	32.4
Dividends ($1.26 per share)	—	—	—	(108.4)	—	(108.4)	—	(108.4)
Purchase of subsidiary shares from non-controlling interest	—	—	(0.4)	—	—	(0.4)	(0.3)	(0.7)
Distributions to non-controlling interest	—	—	—	—	—	—	(1.4)	(1.4)
Foreign currency translation	—	—	—	—	96.0	96.0	3.2	99.2
Other	—	—	6.8	—	8.2	15.0	3.2	18.2
Net income	—	—	—	613.3	—	613.3	(0.5)	612.8
Balance, December 31, 2017	85,787,507	—	532.3	2,009.4	(146.5)	2,395.2	32.8	2,428.0
Adoption of ASC 606	—	—	—	6.6	—	6.6	—	6.6
Equity compensation	346,957	—	16.1	—	—	16.1	—	16.1
Repurchases of common stock	(1,587,494)	—	(68.9)	—	—	(68.9)	—	(68.9)
Dividends ($1.42 per share)	—	—	—	(121.2)	—	(121.2)	—	(121.2)
Purchase of subsidiary shares from non-controlling interest	—	—	(1.5)	—	—	(1.5)	(5.4)	(6.9)
Distributions to non-controlling interest	—	—	—	—	—	—	(0.9)	(0.9)
Foreign currency translation	—	—	—	—	(74.3)	(74.3)	(1.5)	(75.8)
Other	—	—	(0.2)	—	(13.7)	(13.9)	1.3	(12.6)
Net income	—	—	—	471.0	—	471.0	(0.7)	470.3
Balance, December 31, 2018	84,546,970	—	477.8	2,365.8	(234.5)	2,609.1	25.6	2,634.7
Adoption of ASC 842 (Note 1)	—	—	—	5.0	—	5.0	—	5.0
Equity compensation	524,617	—	16.7	—	—	16.7	—	16.7
Repurchases of common stock	(3,986,836)	—	(174.1)	—	—	(174.1)	—	(174.1)
Dividends ($1.58 per share)	—	—	—	(130.8)	—	(130.8)	—	(130.8)
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	—	—	(7.0)	(7.0)
Distributions to non-controlling interest	—	—	—	—	—	—	(0.5)	(0.5)
Foreign currency translation	—	—	—	—	22.2	22.2	(0.3)	21.9
Other	—	—	—	—	9.5	9.5	1.1	10.6
Net income	—	—	—	435.8	—	435.8	(0.7)	435.1
Balance, December 31, 2019	81,084,751	$—	$320.4	$2,675.8	$(202.8)	$2,793.4	$18.2	$2,811.6

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

In 2019, our business generated $23.2 billion in total revenue, which is comprised of approximately $20.6 billion from retail automotive dealerships, $2.1 billion from retail commercial truck dealerships and $0.5 billion from commercial vehicle distribution and other operations.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $20.6 billion in total retail automotive dealership revenue we generated in 2019. As of December 31, 2019, we operated 321 retail automotive franchises, of which 145 franchises are located in the U.S. and 176 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K.

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

For the year ended December 31, 2019, Audi/Volkswagen/Porsche/Bentley franchises accounted for 23% of our total retail automotive dealership revenues, BMW/MINI franchises accounted for 23%, and Toyota/Lexus franchises accounted for 13%. No other manufacturers’ franchises accounted for more than 10% of our total retail automotive dealership revenues. At December 31, 2019 and 2018, we had receivables from manufacturers of $244.6 million and $211.3 million, respectively. In addition, a large portion of our contracts in transit, which are included in accounts receivable, are due from manufacturers’ captive finance companies.

During 2019, we disposed of twenty-five retail automotive franchises and were awarded one retail automotive franchise. Of the franchises disposed of, ten represented franchises in the U.S., seven represented franchises in Germany, and eight represented franchises in the U.K. We maintained a 20% ownership interest in three of the franchises disposed of in the U.S. representing the Bentley, Ferrari, and Maserati brands and account for the joint venture using the equity method of accounting. We also acquired an additional 12.4% interest in the Jacobs Group, one of our German automotive dealership joint ventures, and now own a 91.8% interest in the Jacobs Group.

We also operate sixteen used vehicle supercenters in the U.S. and the U.K. which retail and wholesale used vehicles under a one price, “no-haggle” methodology. Our CarSense operations in the U.S. consist of six retail locations operating in the Philadelphia and Pittsburgh, Pennsylvania market areas. Our CarShop operations in the U.K. consist of ten retail locations and a vehicle preparation center. During 2019, we opened one used vehicle supercenter in the U.S. and one used vehicle supercenter in the U.K.

Retail Commercial Truck Dealership. We operate a heavy and medium duty truck dealership group known as Premier Truck Group (“PTG”) offering primarily Freightliner and Western Star branded trucks, with locations in Texas, Oklahoma, Tennessee, Georgia, Utah, Idaho, and Canada. In 2019, we acquired Warner Truck Centers, with six locations in Utah and Idaho. As of December 31, 2019, PTG operated 25 locations. PTG also offers a full range of used

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

trucks available for sale as well as service and parts departments, providing a full range of maintenance and repair services.

Penske Australia. We are the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand and portions of the Pacific. In these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Allison Transmission, MTU Onsite Energy, and Rolls Royce Power Systems. This business, known as Penske Australia offers products across the on- and off-highway markets, including in the construction, mining, marine, and defense sectors, and supports full parts and aftersales service through a network of branches, field locations and dealers across the region.

Penske Transportation Solutions. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P (“PTL”). PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. (“Mitsui”). We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments. Penske Transportation Solutions (“PTS”) is the universal brand name for PTL’s various business lines through which it is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental and contract maintenance, along with logistic services such as dedicated contract carriage, distribution center management, transportation management, lead logistics provider services and dry van truckload carrier services.

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

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Contracts in Transit

Contracts in transit represent receivables from unaffiliated finance companies relating to the sale of customers’ installment sales and lease contracts arising in connection with the sale of a vehicle by us. Contracts in transit, included in accounts receivable, net in our consolidated balance sheets, amounted to $291.1 million and $314.2 million as of December 31, 2019 and 2018, respectively.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Cost for new and used vehicle inventories includes acquisition, reconditioning, dealer installed accessories, and transportation expenses and is determined using the specific identification method. Inventories of dealership parts and accessories are accounted for using the “first-in, first-out” (“FIFO”) method of inventory accounting and the cost is based on factory list prices.

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

Refer to the disclosures provided in Part II, Item 8, Note 16 of the Notes to our Consolidated Financial Statements for additional detail on our accounting for income taxes.

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

●	Automotive retailing and commercial vehicle distribution are mature industries and are based on franchise and distribution agreements with the vehicle manufacturers and distributors;
●	There are no known changes or events that would alter the automotive retailing franchise or commercial vehicle distribution environments;
●	Certain franchise agreement terms are indefinite;
●	Franchise and distribution agreements that have limited terms have historically been renewed by us without substantial cost; and
●	Our history shows that manufacturers and distributors have not terminated our franchise or distribution agreements.

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

For our Retail Automotive, Retail Commercial Truck, and Other reporting units, we prepared a qualitative assessment of the carrying value of goodwill using the criteria in ASC 350-20-35-3 to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. If it were determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, additional analysis would be unnecessary. During 2019, we concluded that for the retail automotive, retail commercial truck, and other reporting units that their fair values were more likely than not greater than their carrying values. If additional impairment testing was necessary, we would have estimated the fair value of our reporting units using an “income” valuation approach. The “income” valuation approach estimates our enterprise value using a net present value model,

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

which discounts projected free cash flows of our business using the weighted average cost of capital as the discount rate. We would also validate the fair value for each reporting unit using the income approach by calculating a cash earnings multiple and determining whether the multiple was reasonable compared to recent market transactions completed by the Company or in the industry. As part of that assessment, we would also reconcile the estimated aggregate fair values of our reporting units to our market capitalization. We believe this reconciliation process is consistent with a market participant perspective. This consideration would also include a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest, and other significant assumptions including revenue and profitability growth, franchise profit margins, residual values and the cost of capital.

Investments

We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $1,399.0 million and $1,305.2 million as of December 31, 2019 and 2018, respectively, including $1,323.2 million and $1,237.4 million relating to PTS as of December 31, 2019 and 2018, respectively. We currently hold a 28.9% ownership interest in PTS.

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

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% senior subordinated notes due 2020	$299.2	$302.6	$297.9	$291.9
5.75% senior subordinated notes due 2022	547.6	556.7	546.8	537.6
5.375% senior subordinated notes due 2024	298.0	306.7	297.6	278.7
5.50% senior subordinated notes due 2026	495.7	521.7	495.1	465.2
Mortgage facilities	423.2	430.9	289.6	290.2

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

Dealership Finance and Insurance Sales

Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection and extended service contracts. These commissions are recorded as revenue at a point in time when the customer enters into the contract. Payment is typically due and collected within 30 days subsequent to the execution of the contract with the customer. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $26.6 million and $26.0 million as of December 31, 2019 and December 31, 2018, respectively.

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

Defined Contribution Plans

We sponsor a number of defined contribution plans covering a significant majority of our employees. Our contributions to such plans are discretionary and are based on the level of compensation and contributions by plan participants. We incurred expenses of $29.4 million, $24.8 million, and $16.8 million relating to such plans during the years ended December 31, 2019, 2018, and 2017, respectively.

Advertising

Advertising costs are expensed as incurred or when such advertising takes place. We incurred net advertising costs of $112.6 million, $115.3 million, and $115.8 million during the years ended December 31, 2019, 2018, and 2017, respectively. Qualified advertising expenditures reimbursed by manufacturers, which are treated as a reduction of advertising expense, were $19.2 million, $19.3 million, and $18.6 million during the years ended December 31, 2019, 2018, and 2017, respectively.

Self-Insurance

We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, vehicle physical damage insurance, property insurance, employment practices liability insurance, directors and officers insurance, and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $28.6 million and $31.3 million as of December 31, 2019 and 2018, respectively.

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

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2019, 2018, and 2017 follows:

	Year Ended December 31,
	2019	2018	2017

Weighted average number of common shares outstanding	82,495,045	85,165,367	85,877,227
Effect of non-participatory equity compensation	—	—	—
Weighted average number of common shares outstanding, including effect of dilutive securities	82,495,045	85,165,367	85,877,227

Hedging

Generally accepted accounting principles relating to derivative instruments and hedging activities require all derivatives, whether designated in hedging relationships or not, to be recorded on the balance sheet at fair value. These accounting principles also define requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments, which must be met in order to qualify for hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recorded in earnings immediately. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recorded in earnings. If the derivative is designated as a cash-flow hedge, effective changes in the fair value of the derivative are recorded in accumulated other comprehensive income (loss), a separate component of equity, and recorded in the income statement only when the hedged item affects earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately.

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

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

As part of the adoption of ASC 842, we performed an assessment of the impact the new lease recognition standard will have on our consolidated financial statements. We lease a significant amount of our dealership and other properties, which are classified as operating leases. We also have equipment leases that primarily relate to office and computer equipment, service and shop equipment, company vehicles, and other miscellaneous items. We do not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement under the new lease recognition standard. Upon adoption of ASC 842, we recognized our lease liabilities and right-of-use assets on our consolidated balance sheet at the present value of these future payments. We also made an accounting policy to exclude leases with an initial term of 12 months or less from the balance sheet as permitted under ASC 842.

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

As a result of the adoption of ASC 842 on January 1, 2019, we recorded lease liabilities and right-of-use assets on our consolidated balance sheet. The adoption also resulted in a net, after-tax cumulative effect adjustment to retained earnings of approximately $5.0 million. The details of this adjustment are summarized below.

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

Dealership Finance and Insurance Sales. Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection and extended service contracts. These commissions are recorded as revenue at a point in time when the customer enters into the contract. Payment is typically due and collected within 30 days subsequent to the execution of the contract with the customer. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $26.6 million and $26.0 million as of December 31, 2019 and December 31, 2018, respectively.

Commercial Vehicle Distribution and Other Revenue Recognition

Penske Australia. We record revenue from the distribution of vehicles and other products at a point in time when delivered, which is when the transfer of title, risks and rewards of ownership and control are considered passed to the customer. We record revenue for service or repair work over time as work is completed, and when parts are delivered to our customers. For service and parts revenues recorded over time, we utilize a method that considers total costs incurred to date and the applicable margin in relation to total expected efforts to complete our performance obligation in order to determine the appropriate amount of revenue to recognize over time. Recognition of this revenue over time reflects the amount of consideration we expect to be entitled to for the transfer of goods and services performed to date, representative of the amount for which we have a right to payment.

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

Service and parts revenue represented $265.1 million for the year ended December 31, 2019 and $257.6 million the year ended December 31, 2018.

Other. Other revenue primarily consists of our non-automotive motorcycle dealership operations. Revenue recognition practices for these operations do not differ materially from those described under “Retail Automotive and Retail Commercial Truck Dealership Revenue Recognition” above. We disposed of our non-automotive motorcycle dealership operations during the third quarter of 2018.

Retail Automotive Dealership

The following tables disaggregate our retail automotive reportable segment revenue by product type and geographic location for the year ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
Retail Automotive Dealership Revenue	2019	2018	2017
New vehicle	$9,329.5	$9,666.4	$9,678.5
Used vehicle	7,241.2	7,252.1	6,386.8
Finance and insurance, net	652.1	629.6	581.8
Service and parts	2,195.9	2,151.4	2,057.5
Fleet and wholesale	1,197.1	1,149.7	1,119.7
Total retail automotive dealership revenue	$20,615.8	$20,849.2	$19,824.3

	Year Ended December 31,
Retail Automotive Dealership Revenue	2019	2018	2017
U.S.	$11,697.6	$11,504.3	$11,610.1
U.K.	7,559.4	7,961.4	7,048.7
Germany and Italy	1,358.8	1,383.5	1,165.5
Total retail automotive dealership revenue	$20,615.8	$20,849.2	$19,824.3

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Retail Commercial Truck Dealership

The following table disaggregates our retail commercial truck reportable segment revenue by product type for the year ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
Retail Commercial Truck Dealership Revenue	2019	2018	2017
New truck	$1,347.2	$866.9	$613.2
Used truck	117.0	112.0	89.4
Finance and insurance, net	12.4	11.9	8.9
Service and parts	503.3	364.5	325.6
Other	70.6	19.2	10.9
Total retail commercial truck dealership revenue	$2,050.5	$1,374.5	$1,048.0

Commercial Vehicle Distribution and Other

The following table disaggregates our other reportable segment revenue by business for the year ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
Commercial Vehicle Distribution and Other	2019	2018	2017
Commercial Vehicle Distribution	$513.1	$558.5	$511.0
Other	—	2.9	3.6
Total commercial vehicle distribution and other revenue	$513.1	$561.4	$514.6

Contract Balances

The following table summarizes our accounts receivable and unearned revenues as of December 31, 2019 and December 31, 2018:

	December 31,	December 31,
	2019	2018
Accounts receivable
Contracts in transit	$291.1	$314.2
Vehicle receivables	249.8	266.9
Manufacturer receivables	244.6	211.3
Trade receivables	164.7	129.1

Accrued expenses
Unearned revenues	$262.9	$269.8

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

Unearned revenues primarily relate to payments received from customers prior to satisfaction of our performance obligations, such as customer deposits and deferred revenues from operating leases. These amounts are presented within “Accrued expenses and other current liabilities” on our consolidated balance sheets. Of the amounts recorded as unearned revenues as of December 31, 2018, $258.3 million was recognized as revenue during the year ended December 31, 2019.

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

3. Leases

We lease land and facilities, including certain dealerships and office space. Our property leases are generally for an initial period between 5 and 20 years, and are typically structured to include renewal options at our election. We include renewal options that we are reasonably certain to exercise in the measurement of our lease liabilities and right-of-use assets. We also have equipment leases that primarily relate to office and computer equipment, service and shop equipment, company vehicles, and other miscellaneous items. These leases are generally for a period of less than 5 years. We do not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement.

We estimate the total undiscounted rent obligations under these leases, including any extension periods that we are reasonably certain to exercise, to be $5.4 billion as of December 31, 2019. Some of our lease arrangements include rental payments that are adjusted based on an index or rate, such as the Consumer Price Index (CPI). As the rate implicit in the lease is generally not readily determinable for our operating leases, the discount rates used to determine the present value of our lease liability are based on our incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. Our incremental borrowing rate for a lease is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

In connection with the sale, relocation and closure of certain of our franchises, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties for the year ended December 31, 2019 was $24.4 million. We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period. Proceeds from sale-leaseback transactions were $18.9 million during the year ended December 31, 2019. We have no

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

material leases that have not yet commenced as of December 31, 2019.

The following table summarizes our net operating lease cost during the year ended December 31, 2019:

Year Ended
December 31, 2019
Lease Cost
Operating lease cost (1)	$242.0
Sublease income	(24.4)
Total lease cost	$217.6

(1)Includes short-term leases and variable lease costs, which are immaterial.

The following tables summarize supplemental cash flow information related to our operating leases and the weighted average remaining lease term and discount rate of our leases:

Year Ended
December 31, 2019
Other Information
Gains on sale and leaseback transactions, net	$(0.5)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	232.3
Right-of-use assets obtained in exchange for operating lease liabilities	97.7

December 31, 2019
Lease Term and Discount Rate
Weighted-average remaining lease term - operating leases	25 years
Weighted-average discount rate - operating leases	6.6%

The following table summarizes the maturity of our lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on our consolidated balance sheet as of December 31, 2019:

Maturity of Lease Liabilities
2020	$242.6
2021	236.9
2022	231.9
2023	223.4
2024	216.5
2025 and thereafter	4,272.2
Total future minimum lease payments	$5,423.5
Less: Imputed interest	(3,031.3)
Present value of future minimum lease payments	$2,392.2

Current operating lease liabilities (1)	$91.0
Long-term operating lease liabilities	2,301.2
Total operating lease liabilities	$2,392.2

(1)Included within “Accrued expenses and other current liabilities” on Consolidated Balance Sheet as of December 31, 2019.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Minimum future rental payments required under operating leases in effect as of December 31, 2018 are as follows:

2019	$222.5
2020	220.5
2021	217.4
2022	216.0
2023	212.0
2024 and thereafter	4,344.4
Total future minimum lease payments	$5,432.8

4. Equity Method Investees

As of December 31, 2019, we had investments in the following companies that are accounted for under the equity method: the Nix Group (50%) operating automotive dealerships in Germany, Ibericar Keldinich SL (50%) operating automotive dealerships in Spain, the Nicole Group (49%) operating automotive dealerships in Japan, and Penske Commercial Leasing Australia (28%) which rents heavy duty commercial vehicles in Australia. In 2019, we sold a majority interest in dealerships in Edison, New Jersey representing the Bentley, Ferrari, and Maserati brands and now maintain a 20% ownership interest in this joint venture.

In September 2017, we sold an additional 5% interest in our Penske Commercial Leasing Australia joint venture to PTS and continue to account for this investment under the equity method under our current 28% ownership.

In May 2017, we sold our 7% interest in National Powersport Auctions. In December 2017, we sold our 31% interest in Penske Vehicle Services to PTS. The equity earnings associated with these investments are included within continuing operations under the caption “Equity in earnings of affiliates” for the year ended December 31, 2017.

We also have a 28.9% ownership interest in PTS, a leading provider of transportation and supply chain services. Our investment in PTS, which is accounted for under the equity method, amounted to $1,323.2 million and $1,237.4 million at December 31, 2019 and 2018, respectively.

The net book value of our equity method investments was $1,399.0 million and $1,305.2 million as of December 31, 2019 and 2018, respectively. We recorded $147.5 million, $134.8 million, and $107.6 million during the years ended December 31, 2019, 2018, and 2017, respectively, on our statements of income under the caption “Equity in earnings of affiliates” related to earnings from our equity method investments.

The combined results of operations and financial position of our equity method investees as of December 31 for each of the years presented are summarized as follows:

Condensed income statement information:

	Year Ended December 31,
	2019	2018	2017
Revenues	$9,682.2	$9,013.7	$7,680.8
Gross profit	2,007.0	2,011.7	1,792.4
Net income	509.8	458.7	416.1

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Condensed balance sheet information:

	December 31,
	2019	2018
Current assets	$1,481.9	$1,467.5
Noncurrent assets	14,767.3	13,360.8
Total assets	$16,249.2	$14,828.3
Current liabilities	$1,281.8	$1,880.1
Noncurrent liabilities	11,679.1	9,976.1
Equity	3,288.3	2,972.1
Total liabilities and equity	$16,249.2	$14,828.3

5. Business Combinations

During 2019, we acquired one dealership related to our Commercial Vehicle Distribution business in New Zealand and six retail commercial truck locations. The companies acquired in 2019 generated $620.2 million of revenue and $24.1 million of pre-tax income from our date of acquisition through December 31, 2019. During 2018, we acquired The Car People which we renamed CarShop, a stand-alone specialty retailer of used vehicles in the U.K. representing four locations; acquired six retail automotive franchises; and acquired one retail commercial truck location. Our financial statements include the results of operations of the acquired entities from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated financial statements, and may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the years ended December 31, 2019 and 2018 follows:

	December 31,
	2019	2018
Accounts receivable	$—	$3.6
Inventories	150.7	101.1
Other current assets	0.6	0.2
Property and equipment	2.6	55.4
Indefinite-lived intangibles	214.0	173.9
Current liabilities	(16.8)	(17.7)
Noncurrent liabilities	(13.6)	(0.6)
Total consideration	$337.5	$315.9
Deferred consideration	—	(6.8)
Contingent consideration	(10.6)	—
Total cash used in acquisitions	$326.9	$309.1

The following unaudited consolidated pro forma results of operations of PAG for the years ended December 31, 2019 and 2018 give effect to acquisitions consummated during 2019 and 2018 as if they had occurred on January 1, 2018:

	Year Ended December 31,
	2019	2018
Revenues	$23,780.6	$24,115.7
Income from continuing operations	443.7	489.6
Net income	444.2	490.1
Income from continuing operations per diluted common share	$5.38	$5.75
Net income per diluted common share	$5.38	$5.75

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

6. Inventories

Inventories consisted of the following:

	December 31,
	2019	2018
Retail automotive dealership new vehicles	$2,346.2	$2,397.0
Retail automotive dealership used vehicles	1,080.8	1,060.8
Retail automotive parts, accessories and other	141.5	140.8
Retail commercial truck dealership vehicles and parts	465.2	207.9
Commercial vehicle distribution vehicles, parts and engines	227.0	233.6
Total inventories	$4,260.7	$4,040.1

We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $51.6 million, $54.6 million, and $55.4 million during the years ended December 31, 2019, 2018, and 2017, respectively.

7. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2019	2018
Buildings and leasehold improvements	$1,904.5	$1,770.4
Furniture, fixtures and equipment	1,140.0	1,097.9
Total	$3,044.5	$2,868.3
Less: Accumulated depreciation	(678.1)	(618.3)
Property and equipment, net	$2,366.4	$2,250.0

Approximately $29.1 million and $28.6 million of capitalized interest is included in buildings and leasehold improvements as of December 31, 2019 and 2018, respectively, and is being depreciated over the useful life of the related assets.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

8. Intangible Assets

Following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the years ended December 31, 2019 and 2018, net of accumulated impairment losses recorded prior to December 31, 2012 of $606.3 million and $37.1 million, respectively:

		Other Indefinite-
		Lived Intangible
	Goodwill	Assets
Balance — December 31, 2017	$1,660.5	$474.0
Additions	144.1	29.8
Disposals	(13.8)	(0.5)
Impairment	—	(5.8)
Foreign currency translation	(38.8)	(11.3)
Balance — December 31, 2018	$1,752.0	$486.2
Additions	146.6	67.4
Disposals	(3.9)	(1.2)
Impairment	—	(1.9)
Foreign currency translation	16.3	1.7
Balance — December 31, 2019	$1,911.0	$552.2

Following is a summary of the changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2019 and 2018:

		Retail
	Retail	Commercial
	Automotive	Truck	Other	Total
Balance — December 31, 2017	$1,412.1	$163.0	$85.4	$1,660.5
Additions	143.2	0.9	—	144.1
Disposals	(13.8)	—	—	(13.8)
Foreign currency translation	(29.6)	(1.3)	(7.9)	(38.8)
Balance — December 31, 2018	$1,511.9	$162.6	$77.5	$1,752.0
Additions	0.9	145.6	0.1	146.6
Disposals	(3.9)	—	—	(3.9)
Foreign currency translation	15.9	0.8	(0.4)	16.3
Balance — December 31, 2019	$1,524.8	$309.0	$77.2	$1,911.0

There is no goodwill recorded in our Non-Automotive Investments reportable segment.

We test for impairment of our intangible assets at least annually. During 2019 and 2018, we recorded $1.9 million and $5.8 million, respectively, of impairment charges relating to our intangible assets with respect to certain franchised dealerships. We did not record any impairment charges relating to our intangible assets in 2017.

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

The weighted average interest rate on floor plan borrowings was 2.2%, 2.1%, and 1.8% for 2019, 2018, and 2017, respectively. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle and all floor plan notes payable relating to pre-owned vehicles as “Floor plan notes payable — non-trade” on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.

10. Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2019	2018
U.S. credit agreement — revolving credit line	$45.0	$30.0
U.K. credit agreement — revolving credit line	165.8	163.3
U.K. credit agreement — overdraft line of credit	—	1.8
3.75% senior subordinated notes due 2020	299.2	297.9
5.75% senior subordinated notes due 2022	547.6	546.8
5.375% senior subordinated notes due 2024	298.0	297.6
5.50% senior subordinated notes due 2026	495.7	495.1
Australia capital loan agreement	31.7	33.6
Australia working capital loan agreement	—	6.1
Mortgage facilities	423.2	289.6
Other	54.1	54.9
Total long-term debt	$2,360.3	$2,216.7
Less: current portion	(103.3)	(92.0)
Net long-term debt	$2,257.0	$2,124.7

Scheduled maturities of long-term debt for each of the next five years and thereafter are as follows:

2020	$103.3
2021	16.3
2022	997.4
2023	185.1
2024	322.4
2025 and thereafter	735.8
Total long-term debt reported	$2,360.3

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

U.S. Credit Agreement

Our U.S. credit agreement (the “U.S. credit agreement”) with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation provides for up to $700.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, which includes $250.0 million in revolving loans solely for future acquisitions. The U.S. credit agreement provides for a maximum of $150.0 million of future borrowings for foreign acquisitions and expires on September 30, 2022. In July 2019, we amended the U.S. credit agreement to provide for the issuance of up to $50 million of letters of credit within the existing $700 million facility limit. On December 18, 2019, we amended the U.S. credit agreement, effective January 1, 2020, to lower the interest rate on revolving loans to LIBOR plus 1.75%, subject to an incremental 1.25% for uncollateralized borrowings in excess of a defined borrowing base.

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

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of December 31, 2019, we had $45.0 million outstanding under the U.S. credit agreement.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £150.0 million revolving credit agreement with the National Westminster Bank plc and BMW Financial Services (GB) Limited, and an additional demand overdraft line of credit (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes. The loans mature on the termination date of the facility, which is December 12, 2023. The revolving loans bear interest between defined LIBOR plus 1.10% and defined LIBOR plus 2.10%. The U.K. credit agreement also includes a £100.0 million “accordion” feature which allows the U.K. subsidiaries to request up to an additional £100.0 million of facility capacity. The lenders may agree to provide the additional capacity, and, if not, the U.K. subsidiaries may add an additional lender, if available, to the facility to provide such additional capacity. As of December 31, 2019, outstanding loans under the U.K. credit agreement amounted to £125.0 million ($165.8 million).

The U.K. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with defined ratios and tests, including: a ratio of earnings before interest, taxes, amortization, and rental payments (“EBITAR”) to interest plus rental payments, a measurement of maximum capital expenditures, and a debt to EBITDA ratio. On December 18, 2019, we amended the U.K. credit agreement to provide additional covenant flexibility for 2019 capital expenditures. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed.

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

Australia Loan Agreements

Penske Australia is party to two facilities with Volkswagen Financial Services Australia Pty Limited representing a five-year AU $50.0 million capital loan and a one-year AU $50.0 million working capital loan. Both facilities are subject to annual extensions. These agreements each provide the lender with a secured interest in all assets of these businesses. The loans bear interest at the Australian BBSW 30-day Bill Rate plus 3.0%. Irrespective of the term of the agreements, both agreements provide the lender with the ability to call the loans on 90 days’ notice. These facilities are also guaranteed by our U.S. parent company up to AU $50.0 million. As of December 31, 2019, we had AU $45.2 million ($31.7 million) outstanding under the capital loan agreement and no outstanding borrowings under the working capital loan agreement.

Mortgage Facilities

We are party to several mortgages that bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of December 31, 2019, we owed $423.2 million of principal under our mortgage facilities.

11. Commitments and Contingent Liabilities

We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of December 31, 2019, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

We lease land and facilities, including certain dealerships and office space. Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of the other lease covenants gives rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. Refer to the disclosures provided in Note 3 for further description of our leases. Rent expense for the years ended December 31, 2019, 2018, and 2017 amounted to $232.0 million, $232.1 million, and $225.4 million, respectively.

We have sold a number of dealerships to third parties and, as a condition to certain of those sales, remain liable for the lease payments relating to the properties on which those businesses operate in the event of non-payment by the buyer. We are also party to lease agreements on properties that we no longer use in our retail operations that we have sublet to third parties. We rely on subtenants to pay the rent and maintain the property at these locations. In the event the subtenant does not perform as expected, we may not be able to recover amounts owed to us and we could be required to fulfill these obligations. We believe we have made appropriate reserves relating to these locations. The aggregate rent paid by the tenants on those properties in 2019 was approximately $24.4 million and, in aggregate, we currently guarantee or are otherwise liable for approximately $214.3 million of these lease payments, including lease payments during available renewal periods.

Our floor plan credit agreement with Mercedes Benz Financial Services Australia (“MBA”) provides us revolving loans for the acquisition of commercial vehicles for distribution to our retail network. This facility includes a commitment to repurchase dealer vehicles in the event the dealer’s floor plan agreement with MBA is terminated.

We have $41.9 million of letters of credit outstanding as of December 31, 2019, and have posted $19.8 million of surety bonds in the ordinary course of business.

12. Related Party Transactions

We sometimes pay to and/or receive fees from Penske Corporation and its affiliates for services rendered in the normal course of business, or to reimburse payments made to third parties on each other’s behalf. These transactions are reviewed periodically by our Audit Committee and reflect the provider’s cost or an amount mutually agreed upon by both parties. During 2019, 2018, and 2017, Penske Corporation and its affiliates billed us $5.4 million, $6.2 million, and $6.2 million, respectively, and we billed Penske Corporation and its affiliates $80 thousand, $183 thousand, and $159 thousand, respectively, for such services. As of December 31, 2019 and 2018, we had $46 thousand and $100 thousand of receivables from, and $0.6 million and $0.6 million of payables to, Penske Corporation and its subsidiaries, respectively.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

On September 7, 2017, we acquired an additional 5.5% ownership interest in PTS, a leading provider of transportation and supply chain services, from GE Capital for approximately $239.1 million in cash. At the same time, Mitsui, our second largest shareholder, acquired an additional 10.0% ownership interest in PTS at the same valuation. After the transaction, PTS is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui. GE Capital no longer owns any ownership interests in PTS. In connection with this transaction, the PTS partners agreed to amend and restate the existing partnership agreement among the partners, which among other things, provides us with specified partner distribution and governance rights and restricts our ability to transfer our interests. We and Mitsui were granted additional governance rights as part of the transaction. In addition, the partnership now has a six member advisory committee (previously seven member) and we continue to be entitled to one of the six representatives. We continue to have the right to pro rata quarterly distributions equal to 50% of PTS’ consolidated net income and we expect to continue to realize significant cash tax savings.

We continue to be able to transfer our directly owned interests with the unanimous consent of the other partners, or if we provide the remaining partners with a right of first offer to acquire our interests, except that we may transfer up to 9.02% of our interest to Penske Corporation without complying with the right of first offer to the remaining partner. We and Penske Corporation have previously agreed that (1) in the event of any transfer by Penske Corporation of their partnership interests to a third party, we will be entitled to “tag-along” by transferring a pro rata amount of our partnership interests on similar terms and conditions, and (2) Penske Corporation is entitled to a right of first refusal in the event of any transfer of our partnership interests, subject to the terms of the partnership agreement. Additionally, PTS has agreed to indemnify the general partner for any actions in connection with managing PTS, except those taken in bad faith or in violation of the partnership agreement.

The partnership agreement continues to allow Penske Corporation, beginning December 31, 2017, to give notice to require PTS to begin to effect an initial public offering of equity securities, subject to certain limitations, as soon as practicable after the first anniversary of the initial notice, and, beginning in 2025, we and Mitsui continue to have a similar right to require PTS to begin an initial public offering of equity securities, subject to certain limitations, as soon as reasonably practicable. The term of the partnership agreement was amended as part of the transaction to be indefinite.

In 2019, 2018, and 2017, we received $71.9 million, $63.2 million, and $52.4 million, respectively, from PTS in pro rata cash dividends. In 2014, we formed a venture with PTS, Penske Commercial Leasing Australia. This venture combines PTS’ fleet operations expertise with our market knowledge of commercial vehicles to rent heavy duty commercial vehicles in Australia. This venture is accounted for as an equity method investment as discussed in Note 4.

In December 2017, we sold our 31% ownership interest in Penske Vehicle Services, an automotive fleet management company, to PTS for a purchase price of $19.2 million. We previously accounted for this venture as an equity method investment.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Joint Venture Relationships

From time to time we enter into joint venture relationships in the ordinary course of business, pursuant to which we own and operate automotive dealerships together with other investors. We may also provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of December 31, 2019, our automotive joint venture relationships were as follows:

Location	Dealerships	Ownership Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Sprinter, Porsche	80.00	% (A)
Greenwich, Connecticut	Mercedes-Benz	80.00	% (A)
Edison, New Jersey	Bentley, Ferrari, Maserati	20.00	% (B) (D)
Northern Italy	BMW, MINI, Maserati, Porsche, Audi, Land Rover, Volvo, Mercedes-Benz, smart, Lamborghini	84.10	% (A)
Aachen, Germany	Audi, Maserati, SEAT, Skoda, Volkswagen	91.80	% (A) (C)
Frankfurt, Germany	Lexus, Toyota, Volkswagen	50.00	% (B)
Barcelona, Spain	BMW, MINI	50.00	% (B)
Tokyo, Japan	BMW, MINI, Rolls-Royce, Ferrari, ALPINA	49.00	% (B)

(a)	Entity is consolidated in our financial statements.
(b)	Entity is accounted for using the equity method of accounting.
(c)	In 2019, we acquired an additional 12.4% ownership interest in this joint venture and now own 91.8%.
(d)	In 2019, we sold a majority interest in dealerships in Edison, New Jersey representing the Bentley, Ferrari, and Maserati brands and now maintain a 20% ownership interest in this joint venture.

Additionally, we are party to non-automotive joint ventures representing our investments in PTS (28.9%) and Penske Commercial Leasing Australia (28%) that are accounted for under the equity method, as more fully discussed in Note 4.

13. Stock-Based Compensation

Key employees, outside directors, consultants and advisors of PAG are eligible to receive stock-based compensation pursuant to the terms of our 2015 Equity Incentive Plan (the “2015 Plan”). This plan allows for the issuance of shares for stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other awards. The 2015 Plan is a five-year plan which allows for up to 4,000,000 awards of which 2,259,169 shares of common stock were available for grant as of December 31, 2019. Compensation expense related to our equity incentive plan was $17.8 million, $16.8 million, and $16.0 million during 2019, 2018, and 2017, respectively.

Restricted Stock

During 2019, 2018, and 2017, we granted 524,063, 330,048, and 320,018 shares, respectively, of restricted common stock and restricted stock units at no cost to participants under the plan. These awards provide the holder voting and dividend rights prior to vesting. The awards are subject to forfeiture and are non-transferable, which restrictions generally lapse over a four year period from the grant date at a rate of 15%, 15%, 20% and 50% per year. We have determined that the grant date quoted market price of the underlying common stock is the appropriate measure of compensation cost. This cost is amortized as expense over the restriction period. As of December 31, 2019, there was $30.3 million of unrecognized compensation cost related to the restricted stock, which is expected to be recognized over the restricted period.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Presented below is a summary of the status of our restricted stock as of December 31, 2019 and 2018, and changes during the year ended December 31, 2019:

		Weighted Average	Aggregate
	Shares	Grant Date Fair Value	Intrinsic Value
December 31, 2018	912,408	$47.19
Granted	524,063	45.75
Vested	(278,320)	46.94
Forfeited	(31,446)	48.34
December 31, 2019	1,126,705	$46.55	$56.6

14. Equity

A summary of shares repurchased under our securities repurchase program, and shares acquired, is as follows:

	Year Ended December 31,
	2019	2018	2017
Shares repurchased (1)	3,871,887	1,467,886	302,000
Aggregate purchase price	$169.2	$63.1	$12.7
Average purchase price per share	$43.71	$43.00	$41.95

Shares acquired (2)	114,949	119,608	133,710
Aggregate purchase price	$4.9	$5.8	$5.8
Average purchase price per share	$42.72	$48.61	$43.28

(1)	Shares were repurchased under our securities repurchase program. As of December 31, 2019, we had $200 million in repurchase authorization under the repurchase program.
(2)	Shares were acquired from employees in connection with a net share settlement feature of employee equity awards.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

15. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and the reclassifications out of accumulated other comprehensive income (loss) during the years ended December 31, 2019, 2018, and 2017 attributable to Penske Automotive Group common stockholders follows:

			Accumulated
	Foreign		Other
	Currency		Comprehensive
	Translation	Other	Income (Loss)
Balance at January 1, 2017	$(230.0)	$(20.7)	$(250.7)
Other comprehensive income before reclassifications	96.0	8.2	104.2
Amounts reclassified from accumulated other comprehensive income — net of tax provision of $0.0	—	—	—
Net current-period other comprehensive income	96.0	8.2	104.2
Balance at December 31, 2017	$(134.0)	$(12.5)	$(146.5)
Other comprehensive income before reclassifications	(74.3)	(13.7)	(88.0)
Amounts reclassified from accumulated other comprehensive income — net of tax provision $0.0	—	—	—
Net current-period other comprehensive income	(74.3)	(13.7)	(88.0)
Balance at December 31, 2018	$(208.3)	$(26.2)	$(234.5)
Other comprehensive income before reclassifications	22.2	9.5	31.7
Amounts reclassified from accumulated other comprehensive income — net of tax provision of $0.0	—	—	—
Net current-period other comprehensive income	22.2	9.5	31.7
Balance at December 31, 2019	$(186.1)	$(16.7)	$(202.8)

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

In accordance with SAB 118, we have obtained, prepared, and analyzed additional information about facts and circumstances that existed as of the enactment date and computed the U.S. tax impact of the Act. We determined that our final U.S. federal and state tax liability as a result of the transition tax on repatriation resulted in $52.2 million on a deemed repatriation of $946.0 million of foreign earnings and profits. The remeasurement of certain deferred tax assets and liabilities due to the corporate income tax rate reduction provided an income tax benefit of $301.2 million for the 2017 tax year.

We have considered and analyzed the applicability of the global intangible low-taxed income (“GILTI”) provisions of the Act beginning in 2018 and its effect on our annualized effective tax rate for 2019. The effect of the GILTI inclusion on the 2019 annualized effective tax rate is not material. We have adopted the method of accounting for GILTI inclusions as a period expense and therefore have not accrued any deferred taxes in relation to this provision in the 2019 consolidated financial statements.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Income from continuing operations before income taxes by geographic region was as follows:

	Year Ended December 31,
	2019	2018	2017
U.S.	$427.8	$390.3	$375.4
Non-U.S.	163.7	213.8	172.8
Income from continuing operations before income taxes	$591.5	$604.1	$548.2

Income taxes relating to income from continuing operations consisted of the following:

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$23.6	$(15.6)	$(3.5)
State and local	4.3	(2.9)	4.2
Foreign	36.8	46.9	43.2
Total current	$64.7	$28.4	$43.9
Deferred:
Federal	67.6	85.9	(150.5)
State and local	24.0	20.0	47.2
Foreign	0.4	—	(5.4)
Total deferred	$92.0	$105.9	$(108.7)
Income taxes	$156.7	$134.3	$(64.8)

Income taxes relating to income from continuing operations varied from the U.S. federal statutory income tax rate due to the following:

	Year Ended December 31,
	2019	2018	2017
Income taxes at federal statutory rate	$124.2	$126.9	$191.9
State and local income taxes, net of federal taxes	23.6	13.8	13.7
Non-U.S. income taxed at other rates	2.8	1.9	(25.2)
Revaluation of U.S. deferreds	—	—	(301.6)
Deemed mandatory repatriation	—	—	54.8
SAB 118 benefit	—	(11.6)	—
Other	6.1	3.3	1.6
Income taxes	$156.7	$134.3	$(64.8)

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

The components of deferred tax assets and liabilities as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
Deferred Tax Assets
Accrued liabilities	$49.7	$48.7
Net operating loss and credit carryforwards	72.8	81.4
Leasing liabilities	577.8	—
Other	27.6	27.9
Total deferred tax assets	727.9	158.0
Valuation allowance	(45.7)	(40.5)
Net deferred tax assets	$682.2	$117.5
Deferred Tax Liabilities
Depreciation and amortization	(206.9)	(188.0)
Partnership investments	(569.0)	(499.3)
Leasing assets	(577.8)	—
Other	(6.4)	(8.0)
Total deferred tax liabilities	(1,360.1)	(695.3)
Net deferred tax liabilities	$(677.9)	$(577.8)

We are not permanently reinvested in a portion of our previously-taxed unremitted foreign earnings, which may be distributed in the future. At December 31, 2019, we have accrued the appropriate amount of U.S. state income taxes and foreign withholding taxes for the unremitted foreign earnings that are not permanently reinvested. We have not provided any U.S. taxes on a total temporary difference of $109.5 million related to the excess of financial reporting basis over tax basis in our non-U.S. subsidiaries, as it is our position that we are permanently reinvested for this basis difference.

At December 31, 2019, we have $598.0 million of state net operating loss carryforwards in the U.S. that expire at various dates beginning in 2020 through 2039, U.S. federal and state credit carryforwards of $4.1 million that will not expire, a U.S. foreign tax credit carryforward of $20.1 million that will expire in beginning in 2027, U.K. capital loss carryforwards of $2.6 million that will not expire, Germany net operating loss carryforwards of $42.5 million that will not expire, Australia net operating loss carryforwards of $4.6 million that will not expire, New Zealand net operating loss carryforwards of $4.8 million that will not expire and Italy net operating loss carryforwards of $0.1 million that will not expire. The Company generated $5.3 million of state net operating loss carryforwards in the U.S. in 2019.

A valuation allowance of $0.7 million has been recorded against the state net operating loss carryforwards in the U.S., a valuation allowance of $0.4 million has been recorded against the state credit carryforwards in the U.S. and a valuation allowance of $17.9 million has been recorded against the U.S. foreign tax credit carryforward as of December 31, 2019. A valuation allowance of $16.8 million has been recorded against German net operating losses and other deferred tax assets. A valuation allowance of $10.0 million has been recorded against U.K. deferred tax assets related to buildings as of December 31, 2019.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Generally accepted accounting principles relating to uncertain income tax positions prescribe a minimum recognition threshold a tax position is required to meet before being recognized, and provides guidance on the derecognition, measurement, classification, and disclosure relating to income taxes. The movement in uncertain tax positions for the years ended December 31, 2019, 2018, and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
Uncertain tax positions — January 1	$0.1	$3.5	$3.4
Gross increase — tax position in prior periods	—	—	0.2
Gross decrease — tax position in prior periods	—	(3.4)	(0.1)
Gross increase — current period tax position	—	—	—
Settlements	—	—	—
Lapse in statute of limitations	—	—	—
Foreign exchange	—	—	—
Uncertain tax positions — December 31	$0.1	$0.1	$3.5

We have elected to include interest and penalties in our income tax expense. The total interest and penalties included within uncertain tax positions at December 31, 2019 was $0. We do not expect a significant change to the amount of uncertain tax positions within the next twelve months. Our U.S. federal returns remain open to examination for 2016 through 2018 and various U.S. state jurisdictions are open for periods ranging from 2015 through 2018. The portion of the total amount of uncertain tax positions as of December 31, 2019 that would, if recognized, impact the effective tax rate was $0.1 million.

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

	Retail	Retail Commercial		Non-Automotive	Intersegment
	Automotive	Truck	Other	Investments	Elimination	Total
Revenues
2019	$20,615.8	$2,050.5	$513.1	$—	$—	$23,179.4
2018	20,849.2	1,374.5	561.4	—	—	22,785.1
2017	19,824.3	1,048.0	514.6	—	—	21,386.9
Floor plan interest expense
2019	$74.9	$8.0	$1.6	$—	$—	$84.5
2018	74.9	4.2	1.8	—	—	80.9
2017	59.4	2.7	1.3	—	—	63.4
Other interest expense
2019	$118.4	$3.2	$2.6	$—	$—	$124.2
2018	108.3	2.4	4.0	—	—	114.7
2017	95.0	3.4	9.0	—	—	107.4
Depreciation
2019	$99.1	$5.5	$5.0	$—	$—	$109.6
2018	94.2	4.3	5.2	—	—	103.7
2017	85.7	4.1	5.3	—	—	95.1
Equity in earnings of affiliates
2019	$5.2	$—	$—	$142.3	$—	$147.5
2018	5.2	—	—	129.6	—	134.8
2017	4.6	—	—	103.0	—	107.6
Adjusted segment income
2019	$339.9	$86.5	$22.8	$142.3	$—	$591.5
2018	389.7	62.3	22.5	129.6	—	604.1
2017	397.2	38.4	9.6	103.0	—	548.2

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Total assets, equity method investments, and capital expenditures by reportable segment are as set forth in the table below:

	Retail	Retail Commercial		Non-Automotive	Intersegment
	Automotive	Truck	Other	Investments	Elimination	Total
Total assets
2019	$10,960.1	$1,075.8	$579.9	$1,326.9	$—	$13,942.7
2018	8,501.4	571.5	590.5	1,241.1	—	10,904.5
Equity method investments
2019	$72.1	$—	$—	$1,326.9	$—	$1,399.0
2018	64.1	—	—	1,241.1	—	1,305.2
Capital expenditures
2019	$231.9	$9.9	$3.5	$—	$—	$245.3
2018	292.6	9.3	3.7	—	—	305.6
2017	237.8	6.4	2.8	—	—	247.0

The following table presents revenue and long-lived assets (all non-current assets except goodwill, other indefinite-lived intangible assets, and operating lease right-of-use assets) by geographic area:

	Year Ended December 31,
	2019	2018	2017
Revenue from external customers:
U.S.	$13,511.8	$12,607.8	$12,487.2
Non-U.S.	9,667.6	10,177.3	8,899.7
Total revenue from external customers	$23,179.4	$22,785.1	$21,386.9
Long-lived assets, net:
U.S.	$2,481.1	$2,365.5
Non-U.S.	1,303.8	1,205.6
Total long-lived assets	$3,784.9	$3,571.1

The Company’s non-U.S. operations are predominantly based in the U.K.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

The following tables present our revenue from external customers by product type for our Retail Automotive and Retail Commercial Truck segments:

	Year Ended December 31,
Retail Automotive Dealership Revenue	2019	2018	2017
New vehicle	$9,329.5	$9,666.4	$9,678.5
Used vehicle	7,241.2	7,252.1	6,386.8
Finance and insurance, net	652.1	629.6	581.8
Service and parts	2,195.9	2,151.4	2,057.5
Fleet and wholesale	1,197.1	1,149.7	1,119.7
Total retail automotive dealership revenue	$20,615.8	$20,849.2	$19,824.3

	Year Ended December 31,
Retail Commercial Truck Dealership Revenue	2019	2018	2017
New truck	$1,347.2	$866.9	$613.2
Used truck	117.0	112.0	89.4
Finance and insurance, net	12.4	11.9	9.0
Service and parts	503.3	364.5	325.6
Other	70.6	19.2	10.8
Total retail commercial truck dealership revenue	$2,050.5	$1,374.5	$1,048.0

18. Summary of Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2019 (1)
Total revenues	$5,564.4	$5,755.8	$5,967.6	$5,881.4
Gross profit	851.5	867.8	869.7	866.5
Income from continuing operations	99.1	118.4	116.0	101.3
Net income	99.2	118.5	116.1	101.3
Net income attributable to Penske Automotive Group common stockholders	100.2	117.8	116.2	101.6
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Income from continuing operations per share	$1.19	$1.42	$1.42	$1.25
Net income per share	$1.19	$1.42	$1.42	$1.25
2018 (1)
Total revenues	$5,746.9	$5,940.3	$5,658.6	$5,439.3
Gross profit	864.4	889.8	852.6	808.1
Income from continuing operations	107.7	135.2	130.0	96.9
Net income	107.8	135.2	130.1	97.2
Net income attributable to Penske Automotive Group common stockholders	108.1	134.6	130.2	98.1
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Income from continuing operations per share	$1.26	$1.58	$1.53	$1.15
Net income per share	$1.26	$1.58	$1.53	$1.16

(1)	Per share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year per share amounts due to rounding.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

19. Condensed Consolidating Financial Information

The following tables include condensed consolidating financial information as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018, and 2017 for Penske Automotive Group, Inc. (as the issuer of the 5.75% Notes, the 5.375% Notes, the 5.50% Notes, and the 3.75% Notes), guarantor subsidiaries, and non-guarantor subsidiaries (primarily representing non-U.S. entities). Guarantor subsidiaries are directly or indirectly 100% owned by PAG, and the guarantees are full and unconditional, and joint and several. The guarantees may be released under certain circumstances upon resale, or transfer by us of the stock of the related guarantor or all or substantially all of the assets of the guarantor to a non-affiliate.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2019

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Cash and cash equivalents	$28.1	$—	$—	$—	$28.1
Accounts receivable, net	960.3	(497.4)	497.4	508.9	451.4
Inventories	4,260.7	—	—	2,124.9	2,135.8
Other current assets	85.0	—	3.7	22.7	58.6
Total current assets	5,334.1	(497.4)	501.1	2,656.5	2,673.9
Property and equipment, net	2,366.4	—	3.7	1,101.2	1,261.5
Operating lease right-of-use assets	2,360.5	—	9.3	1,574.7	776.5
Intangible assets	2,463.2	—	—	1,633.6	829.6
Equity method investments	1,399.0	—	1,328.8	—	70.2
Other long-term assets	19.5	(2,984.3)	2,996.2	1.4	6.2
Total assets	$13,942.7	$(3,481.7)	$4,839.1	$6,967.4	$5,617.9
Floor plan notes payable	$2,412.5	$—	$—	$1,427.1	$985.4
Floor plan notes payable — non-trade	1,594.0	—	233.9	522.5	837.6
Accounts payable	638.8	—	6.0	226.9	405.9
Accrued expenses and other current liabilities	701.9	(497.4)	1.6	242.0	955.7
Current portion of long-term debt	103.3	—	13.0	10.7	79.6
Liabilities held for sale	0.5	—	—	0.5	—
Total current liabilities	5,451.0	(497.4)	254.5	2,429.7	3,264.2
Long-term debt	2,257.0	(96.8)	1,757.9	254.5	341.4
Long-term operating lease liabilities	2,301.2	—	8.9	1,545.6	746.7
Deferred tax liabilities	677.9	—	—	668.1	9.8
Other long-term liabilities	444.0	—	6.2	30.9	406.9
Total liabilities	11,131.1	(594.2)	2,027.5	4,928.8	4,769.0
Total equity	2,811.6	(2,887.5)	2,811.6	2,038.6	848.9
Total liabilities and equity	$13,942.7	$(3,481.7)	$4,839.1	$6,967.4	$5,617.9

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

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2019

			Penske
	Total		Automotive	Guarantor	Non-Guarantor
	Company	Eliminations	Group	Subsidiaries	Subsidiaries
Revenues	$23,179.4	$—	$—	$12,928.7	$10,250.7
Cost of sales	19,723.9	—	—	10,909.5	8,814.4
Gross profit	3,455.5	—	—	2,019.2	1,436.3
Selling, general and administrative expenses	2,693.2	—	25.9	1,471.2	1,196.1
Depreciation	109.6	—	1.4	59.9	48.3
Operating income	652.7	—	(27.3)	488.1	191.9
Floor plan interest expense	(84.5)	—	(8.0)	(57.1)	(19.4)
Other interest expense	(124.2)	—	(83.4)	(12.6)	(28.2)
Equity in earnings of affiliates	147.5	—	142.3	—	5.2
Equity in earnings of subsidiaries	—	(568.6)	568.6	—	—
Income from continuing operations before income taxes	591.5	(568.6)	592.2	418.4	149.5
Income taxes	(156.7)	150.5	(156.7)	(116.9)	(33.6)
Income from continuing operations	434.8	(418.1)	435.5	301.5	115.9
Income (loss) from discontinued operations, net of tax	0.3	(0.3)	0.3	0.3	—
Net income	435.1	(418.4)	435.8	301.8	115.9
Other comprehensive (loss) income, net of tax	31.4	(20.1)	31.4	—	20.1
Comprehensive income	466.5	(438.5)	467.2	301.8	136.0
Less: Comprehensive income attributable to non-controlling interests	(1.0)	0.3	(0.3)	—	(1.0)
Comprehensive income attributable to Penske Automotive Group common stockholders	$467.5	$(438.8)	$467.5	$301.8	$137.0

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

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2019

		Penske
	Total	Automotive	Guarantor	Non-Guarantor
	Company	Group	Subsidiaries	Subsidiaries
Net cash provided by (used in) continuing operating activities	$518.3	$(79.2)	$554.2	$43.3
Investing activities:
Purchase of equipment and improvements	(245.3)	(1.6)	(91.3)	(152.4)
Proceeds from sale of dealerships	22.8	—	16.2	6.6
Proceeds from sale-leaseback transactions	18.9	—	—	18.9
Acquisitions, net	(326.9)	—	(332.7)	5.8
Other	(2.2)	(3.8)	3.4	(1.8)
Net cash used in continuing investing activities	(532.7)	(5.4)	(404.4)	(122.9)
Financing activities:
Net borrowings of long-term debt	130.4	84.9	32.3	13.2
Net borrowings of floor plan notes payable — non-trade	177.5	1.6	28.7	147.2
Payment of debt issuance costs	(0.4)	(0.4)	—	—
Repurchases of common stock	(169.2)	(169.2)	—	—
Dividends	(130.8)	(130.8)	—	—
Other	(4.9)	(4.9)	—	—
Distributions from (to) parent	—	303.4	(224.0)	(79.4)
Net cash provided (used in) by continuing financing activities	2.6	84.6	(163.0)	81.0
Net cash provided by discontinued operations	0.3	—	0.3	—
Effect of exchange rate changes on cash and cash equivalents	0.2	—	—	0.2
Net change in cash and cash equivalents	(11.3)	—	(12.9)	1.6
Cash and cash equivalents, beginning of period	39.4	—	12.9	26.5
Cash and cash equivalents, end of period	$28.1	$—	$—	$28.1

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

Schedule II

PENSKE AUTOMOTIVE GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In millions)

	Balance at		Deductions,	Balance
	Beginning		Recoveries,	at End
Description	of Year	Additions	& Other	of Year
Year Ended December 31, 2019
Allowance for doubtful accounts	$5.4	$3.6	$(3.3)	$5.7
Tax valuation allowance	40.5	5.4	(0.2)	45.7
Year Ended December 31, 2018
Allowance for doubtful accounts	$5.5	$2.0	$(2.1)	$5.4
Tax valuation allowance	36.6	4.0	(0.1)	40.5
Year Ended December 31, 2017
Allowance for doubtful accounts	$4.5	$2.5	$(1.5)	$5.5
Tax valuation allowance	17.2	21.5	(2.1)	36.6