Form 10-Q
period 2020-03-31
PENSKE AUTOMOTIVE GROUP, INC.
filed 2020-05-06
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 4, 2020, there were 80,461,102 shares of voting common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
	(In millions, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$431.9	$28.1
Accounts receivable, net of allowance for doubtful accounts of $6.4 and $5.7	616.3	960.3
Inventories	4,262.7	4,260.7
Other current assets	85.2	85.0
Total current assets	5,396.1	5,334.1
Property and equipment, net	2,297.9	2,366.4
Operating lease right-of-use assets	2,292.1	2,360.5
Goodwill	1,868.8	1,911.0
Other indefinite-lived intangible assets	541.0	552.2
Equity method investments	1,400.7	1,399.0
Other long-term assets	20.2	19.5
Total assets	$13,816.8	$13,942.7
LIABILITIES AND EQUITY
Floor plan notes payable	$2,283.4	$2,412.5
Floor plan notes payable — non-trade	1,605.7	1,594.0
Accounts payable	589.8	638.8
Accrued expenses and other current liabilities	645.3	701.9
Current portion of long-term debt	104.6	103.3
Liabilities held for sale	0.5	0.5
Total current liabilities	5,229.3	5,451.0
Long-term debt	2,516.1	2,257.0
Long-term operating lease liabilities	2,234.1	2,301.2
Deferred tax liabilities	702.2	677.9
Other long-term liabilities	427.6	444.0
Total liabilities	11,109.3	11,131.1
Commitments and contingent liabilities (Note 12)
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 80,463,278 shares issued and outstanding at March 31, 2020; 81,084,751 shares issued and outstanding at December 31, 2019	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	295.9	320.4
Retained earnings	2,693.3	2,675.8
Accumulated other comprehensive income (loss)	(299.5)	(202.8)
Total Penske Automotive Group stockholders’ equity	2,689.7	2,793.4
Non-controlling interest	17.8	18.2
Total equity	2,707.5	2,811.6
Total liabilities and equity	$13,816.8	$13,942.7

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2020	2019
	(Unaudited)
	(In millions, except per share amounts)
Revenue:
Retail automotive dealership	$4,416.6	$5,091.2
Retail commercial truck dealership	491.4	332.3
Commercial vehicle distribution and other	101.1	140.9
Total revenues	5,009.1	5,564.4
Cost of sales:
Retail automotive dealership	3,738.5	4,329.7
Retail commercial truck dealership	422.6	277.9
Commercial vehicle distribution and other	71.3	105.3
Total cost of sales	4,232.4	4,712.9
Gross profit	776.7	851.5
Selling, general and administrative expenses	641.8	666.4
Depreciation	28.5	26.4
Operating income	106.4	158.7
Floor plan interest expense	(17.7)	(21.8)
Other interest expense	(31.7)	(29.9)
Equity in earnings of affiliates	14.5	26.8
Income from continuing operations before income taxes	71.5	133.8
Income taxes	(20.1)	(34.7)
Income from continuing operations	51.4	99.1
Income (loss) from discontinued operations, net of tax	0.1	0.1
Net income	51.5	99.2
Less: Loss attributable to non-controlling interests	(0.2)	(1.0)
Net income attributable to Penske Automotive Group common stockholders	$51.7	$100.2
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.64	$1.19
Discontinued operations	0.00	0.00
Net income attributable to Penske Automotive Group common stockholders	$0.64	$1.19
Shares used in determining basic earnings per share	81.1	84.4
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.64	$1.19
Discontinued operations	0.00	0.00
Net income attributable to Penske Automotive Group common stockholders	$0.64	$1.19
Shares used in determining diluted earnings per share	81.1	84.4
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$51.4	$99.1
Less: Loss attributable to non-controlling interests	(0.2)	(1.0)
Income from continuing operations, net of tax	51.6	100.1
Income (loss) from discontinued operations, net of tax	0.1	0.1
Net income attributable to Penske Automotive Group common stockholders	$51.7	$100.2
Cash dividends per share	$0.42	$0.38

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
	2020	2019
	(Unaudited)
	(In millions)
Net income	$51.5	$99.2
Other comprehensive income:
Foreign currency translation adjustment	(92.9)	6.7
Other adjustments to comprehensive income, net	(4.0)	1.8
Other comprehensive (loss) income, net of tax	(96.9)	8.5
Comprehensive income	(45.4)	107.7
Less: Comprehensive (loss) income attributable to non-controlling interests	(0.4)	(1.3)
Comprehensive (loss) income attributable to Penske Automotive Group common stockholders	$(45.0)	$109.0

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2020	2019
	(Unaudited)
	(In millions)
Operating Activities:
Net income	$51.5	$99.2
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	28.5	26.4
Earnings of equity method investments	(14.5)	(26.8)
(Income) loss from discontinued operations, net of tax	(0.1)	(0.1)
Deferred income taxes	28.4	11.8
Changes in operating assets and liabilities:
Accounts receivable	343.9	(104.9)
Inventories	(9.3)	(90.5)
Floor plan notes payable	(126.8)	83.9
Accounts payable and accrued expenses	(84.9)	134.5
Other	(4.8)	(42.1)
Net cash provided by continuing operating activities	211.9	91.4
Investing Activities:
Purchase of equipment and improvements	(25.7)	(63.1)
Proceeds from sale of dealerships	10.3	7.2
Proceeds from sale-leaseback transactions	—	7.3
Acquisitions net, including repayment of sellers’ floor plan notes payable of $0 and $0, respectively	—	(1.1)
Other	(0.7)	(0.2)
Net cash used in continuing investing activities	(16.1)	(49.9)
Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	515.0	406.0
Repayments under U.S. credit agreement revolving credit line	(210.0)	(381.0)
Net repayments of other long-term debt	(22.1)	(35.6)
Net borrowings of floor plan notes payable — non-trade	11.7	60.1
Payments for contingent consideration	(21.1)	—
Repurchases of common stock	(29.4)	(54.3)
Dividends	(34.2)	(32.2)
Other	—	(0.1)
Net cash provided by (used in) continuing financing activities	209.9	(37.1)
Discontinued operations:
Net cash provided by (used in) discontinued operating activities	0.1	(0.1)
Net cash provided by discontinued investing activities	—	—
Net cash provided by discontinued financing activities	—	—
Net cash provided by (used in) discontinued operations	0.1	(0.1)
Effect of exchange rate changes on cash and cash equivalents	(2.0)	(0.2)
Net change in cash and cash equivalents	403.8	4.1
Cash and cash equivalents, beginning of period	28.1	39.4
Cash and cash equivalents, end of period	$431.9	$43.5
Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest	$36.3	$35.8
Income taxes	(3.3)	8.8

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	Three Months Ended March 31, 2020

					Accumulated	Total
	Common Stock		Additional		Other	Penske
	Issued		Paid-in	Retained	Comprehensive	Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity
	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2019	81,084,751	$—	$320.4	$2,675.8	$(202.8)	$2,793.4	$18.2	$2,811.6
Equity compensation	268,722	—	4.9	—	—	4.9	—	4.9
Repurchases of common stock	(890,195)	—	(29.4)	—	—	(29.4)	—	(29.4)
Dividends	—	—	—	(34.2)	—	(34.2)	—	(34.2)
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	—	—	—	—
Distributions to non-controlling interest	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	(92.7)	(92.7)	(0.2)	(92.9)
Other	—	—	—	—	(4.0)	(4.0)	—	(4.0)
Net income	—	—	—	51.7	—	51.7	(0.2)	51.5
Balance, March 31, 2020	80,463,278	$—	$295.9	$2,693.3	$(299.5)	$2,689.7	$17.8	$2,707.5

	Three Months Ended March 31, 2019

					Accumulated	Total
	Common Stock		Additional		Other	Penske
	Issued		Paid-in	Retained	Comprehensive	Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity
	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2018	84,546,970	$—	$477.8	$2,365.8	$(234.5)	$2,609.1	$25.6	$2,634.7
Adoption of ASC 842	—	—	—	5.0	—	5.0	—	5.0
Equity compensation	362,887	—	4.6	—	—	4.6	—	4.6
Repurchases of common stock	(1,258,348)	—	(54.3)	—	—	(54.3)	—	(54.3)
Dividends	—	—	—	(32.2)	—	(32.2)	—	(32.2)
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	—	—	(4.8)	(4.8)
Distributions to non-controlling interest	—	—	—	—	—	—	(0.1)	(0.1)
Foreign currency translation	—	—	—	—	7.0	7.0	(0.3)	6.7
Other	—	—	—	—	1.8	1.8	0.3	2.1
Net income	—	—	—	100.2	—	100.2	(1.0)	99.2
Balance, March 31, 2019	83,651,509	$—	$428.1	$2,438.8	$(225.7)	$2,641.2	$19.7	$2,660.9

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

COVID-19 Disclosure

Overview - The outbreak of COVID-19 across the globe has adversely impacted each of our markets and the global economy, leading to disruptions to our business. The pandemic continues in all of our markets. Governmental authorities are taking countermeasures to slow the outbreak, including shelter-in-place orders, stay at home orders, large-scale restrictions on travel and government-funded assistance programs to individuals and businesses. For the first two months of 2020 prior to the COVID-19 pandemic, our retail automotive business same-store new vehicle revenue increased 5.3%, used vehicle revenues increased 7.3%, F&I increased 10.7%, and service and parts increased 3.0%, similar to performance we experienced in 2019. These results continued into early March, then progressively declined as shelter-in-place policies were established impacting many of our locations. In March 2020, same-store new and used automotive retail sales declined 40.2%. While most of our repair services have been deemed essential under such restrictions, in March 2020, we experienced a 24.5% decline in our automotive service and parts business and a 6.6% same-store decline in our commercial vehicle service and parts operations. The pandemic is a highly fluid and rapidly evolving situation, and we cannot anticipate with any certainty the length, scope, or severity of such restrictions in each of the jurisdictions that we operate. See “Item 1A. Risk Factors.”

In response to shelter-in-place orders resulting from the COVID-19 pandemic, most of our automotive, and many of our commercial vehicle, showrooms were closed (though some have reopened). In permissible jurisdictions, however, we continued limited sales activity by appointment or through our e-commerce channels. Virtually all of our service, parts and collision center departments have remained open during the crisis and curb-side or home delivery offerings have supplemented our traditional service offerings. We have modified certain business practices to conform to government restrictions and best practices encouraged by government and regulatory authorities. In all of our locations, we have implemented enhanced cleaning procedures, enforced social distancing guidelines and taken other precautions to protect our employees and customers. We will continue to adjust our operations to conform to regulatory changes and consumer preferences in the evolving environment.

Across the company, we implemented a hiring freeze, expense reductions including in advertising, and postponed an estimated $150 million in capital expenditures. We also furloughed over 15,000 employees in February and March in various countries. Our remaining employees are working reduced hours or have taken pay cuts, including a temporary 100% reduction in salary for the CEO and President, a 25% reduction in salary for our other executive officers, and the Board of Directors has waived cash compensation through September 30, 2020.

Most of our manufacturer partners began periodic suspension of production beginning in late March with some announcing extensions into May. We believe our current inventory levels will allow us to continue to do business with the slowdown in sales driven by the pandemic. We are strategically managing inventory levels by monitoring incoming units and deferring or canceling purchases. Our manufacturer partners began providing us with additional incentive support in March. In addition, our manufacturer and lending partners are providing support to retail customers such as increased incentives, payment deferrals, as well as 0% financing on certain vehicles and term lengths.

United States – Beginning in March 2020, shelter-in-place rules in many states either required we close dealerships or limit our automotive dealership operations to essential services. Virtual/online sales of new and used vehicles remained available in most locations, while the service departments remained open to support critical transportation needs. Commercial truck dealership sales and service operations remained open in most locations around the U.S. and Canada providing essential services to our customers. In March 2020, our automotive dealership operations across the U.S. experienced a 40.1% decline in unit volume and a 21.2% decline in service and parts revenues compared to the prior year. Additionally beginning in the middle of March, all sixteen of our used vehicle supercenters were closed (though some have reopened). As a result, in March the used supercenters experienced a same-store used unit sales decline of 49%.

Commercial truck dealership sales and service operations remained open in most locations around the U.S. and Canada providing essential services to our customers. We continued to experience steady demand for new and used truck sales and service and parts during March and April. For the three months ended March 31, 2020, the North American Class 8 retail sales market declined 26% while our new same-store unit sales declined 2.2% during the same period while same-store revenue declined 1.7%. However, in total, which includes the acquisition of Warner Trucks we completed in the third quarter of 2019, total units retailed increased 52.4%, and revenue increased 47.9% to $491.4 million.

Penske Transportation Solutions – We have a 28.9% ownership interest in Penske Transportation Solutions ("PTS"). As an integral part of the North American supply chain, PTS has been generally classified as essential by governmental authorities. This has allowed PTS to remain operating in much of its business, providing crucial supply chain and transportation services to its customers. While its full-service leasing and contract maintenance businesses remained consistent, commercial rental utilization has slowed. PTS experienced mixed results in the logistics services business as increased volume in the grocery sector was offset by plant closings in automotive and manufacturing. In response, PTS implemented, among other items, approximately 7,000 layoffs, a 30% reduction in executive salaries, and reduced associate work schedules.

United Kingdom – All dealerships closed on March 24, 2020 in accordance with government orders; though we provided service and parts operations on an emergency basis. As a result, we were unable to deliver a significant number of sold vehicles. In March 2020, our automotive dealership operations across the U.K. experienced a 38.0% decline in unit volume and a 29.5% decline in service and parts revenues on a same store basis compared to the prior year. Over 90% of the employees in the U.K. were placed on furlough beginning March 24, 2020. We expect to open substantially all service and parts operations on May 11, 2020, but we are unable to predict when governmental guidance will allow sales showrooms to re-open.

Australia – In most jurisdictions, non-essential business operations were closed by government order in March 2020; however, Penske Australia was deemed essential, and therefore, sales, parts, service, and defense functions remained operational.

Liquidity – As of March 31, 2020, we had $430 million of cash, access to an additional $450 million of availability through our revolving credit facilities, and access to $450 million in potentially financeable real estate. As of April 30, 2020, we had $221 million of cash and access to an additional $700 million of availability through our revolving credit facilities. On August 15, 2020, our $300 million of 3.75% senior subordinated notes are due. We currently expect to pay those notes with the availability from our U.S. Credit Agreement.

Risks and Uncertainties – The full impact that COVID-19 will have on our business cannot be predicted at this time due to numerous uncertainties, including the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and business closures, the effectiveness of actions taken to contain the disease, the effect of government assistance programs, and other unintended consequences. This impact could include changes in customer demand; our relationship with, and the financial and operational capacities of, vehicle manufacturers, captive finance companies and other suppliers; workforce availability; risks associated with our indebtedness (including available borrowing capacity, compliance with financial covenants and ability to refinance or repay indebtedness on favorable terms); the adequacy of our cash flow and earnings and other conditions which may affect our liquidity; our ability to pay our quarterly dividend at prior levels; and disruptions to our technology network and other critical systems, including our dealer management systems and software or other facilities or equipment.

We believe that business disruption relating to the COVID-19 pandemic will continue to negatively impact the global economy and may materially affect our businesses as outlined above, or in other manners, all of which would adversely impact our business and results of operations.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $20.6 billion in total retail automotive dealership revenue we generated in 2019. As of March 31, 2020, we operated 317 retail automotive franchises, of which 145 franchises are located in the U.S. and 172 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the three months ended March 31, 2020, we retailed and wholesaled more than 133,000 vehicles. We are diversified geographically, with 56% of our total retail automotive dealership revenues in the three months ended March 31, 2020 generated in the U.S. and Puerto Rico and 44% generated outside the U.S. We offer over 35 vehicle brands, with 70% of our retail automotive dealership revenue in the three months ended March 31, 2020 generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz and Porsche. Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products. We operate our franchised dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry.

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

During the three months ended March 31, 2020, we disposed of four retail automotive franchises in the U.K. and made no acquisitions.

Retail Commercial Truck Dealership. We operate a heavy and medium-duty truck dealership group known as Premier Truck Group (“PTG”) offering primarily Freightliner and Western Star branded trucks, with locations in Texas, Oklahoma, Tennessee, Georgia, Utah, Idaho, and Canada. As of March 31, 2020, PTG operated twenty-five locations. PTG also offers a full range of used trucks available for sale as well as service and parts departments, providing a full range of maintenance and repair services.

Penske Australia. We are the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Allison Transmission, MTU Onsite Energy, and Rolls Royce Power Systems. This business, known as Penske Australia offers products across the on- and off-highway markets, including in the construction, mining, marine, and defense sectors, and supports full parts and aftersales service through a network of branches, field locations and dealers across the region.

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

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of March 31, 2020 and December 31, 2019 and for the three month periods ended March 31, 2020 and 2019 is unaudited, but includes all adjustments which our management believes to be necessary for the fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2019, which are included as part of our Annual Report on Form 10-K.

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

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% senior subordinated notes due 2020	$299.5	$291.3	$299.2	$302.6
5.75% senior subordinated notes due 2022	547.9	514.4	547.6	556.7
5.375% senior subordinated notes due 2024	298.2	249.9	298.0	306.7
5.50% senior subordinated notes due 2026	495.9	437.1	495.7	521.7
Mortgage facilities	416.7	446.1	423.2	430.9

Assets Held for Sale and Discontinued Operations

We had no entities newly classified as held for sale during the three months ended March 31, 2020 or 2019 that met the criteria to be classified as discontinued operations. The financial information for entities that were classified as discontinued operations prior to adoption of Accounting Standards Update No. 2014-08 are included in “Income from discontinued operations” in the accompanying consolidated condensed statements of income and “Liabilities held for sale” in the accompanying consolidated condensed balance sheets for all periods presented.

Disposals

During the three months ended March 31, 2020, we disposed of four retail automotive franchises. The results of operations for these businesses are included within continuing operations for the three months ended March 31, 2020 and 2019, as these franchises did not meet the criteria to be classified as held for sale and treated as discontinued operations.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, includes various income and payroll tax provisions, modifications to federal net operating loss rules, business interest deduction limitations, and bonus depreciation eligibility for qualified improvement property. The Company is currently evaluating the impact of these provisions.

Recent Accounting Pronouncements

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU replaces the current incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2019, with early adoption permitted. We adopted this ASU on the effective date of January 1, 2020. The adoption of this accounting standard update has not had a material impact on our consolidated financial position, results of operations, and cash flows.

Fair Value Measurement Disclosure

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, modifies, and adds certain disclosure requirements on fair value measurements. For public companies, this ASU is effective for financial statements issued for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted. Entities were permitted to early adopt any eliminated or amended disclosures and delay adoption of the additional disclosure requirements until the effective date. We adopted this ASU on the effective date of January 1, 2020. The adoption of this accounting standard update has not had a material impact on our on our consolidated financial statements and disclosures.

Accounting for Cloud Computing Arrangements

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” Under this new guidance, certain implementation costs incurred in a hosted cloud computing service arrangement will be capitalized in accordance with ASC 350-40. For public companies, this ASU is effective for financial statements issued for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted. The amendments from this update are to be applied retrospectively or prospectively to all implementation costs incurred after adoption. We adopted this ASU on the effective date of January 1, 2020. The adoption of this accounting standard update has not had a material impact on our consolidated financial position, results of operations, and cash flows.

Facilitation of the Effects of Reference Rate Reform on Financial Reporting

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Additionally, entities can elect to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain conditions are met. The new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. We are currently evaluating the impact of the transition from LIBOR to alternative reference interest rates, but do not expect a significant impact on our consolidated financial position, results of operations, and cash flows.

Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities

In March 2020, the Securities and Exchange Commission (“SEC”) adopted final rules that amend the financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities in Rule 3-10 of Regulation S-X. The amended rules narrow the circumstances that require separate financial statements of subsidiary issuers and guarantors and streamline the alternative disclosures required in lieu of those statements. The amended rules allow the registrants, among other things, to disclose summarized financial information of the issuer and guarantors on a combined basis and to present only the most recently completed fiscal year and subsequent year-to-date interim period. The rule is effective January 4, 2021, but earlier compliance is permitted. The Company early adopted the rule in the first quarter of 2020.

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

Dealership Finance and Insurance Sales. Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection and extended service contracts. These commissions are recorded as revenue at a point in time when the customer enters into the contract. Payment is typically due and collected within 30 days subsequent to the execution of the contract with the customer. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $26.6 million as of March 31, 2020 and December 31, 2019.

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

Service and parts revenue represented $58.4 million and $61.5 million for the three months ended March 31, 2020 and March 31, 2019, respectively, for Penske Australia.

Retail Automotive Dealership

The following tables disaggregate our retail automotive reportable segment revenue by product type and geographic location for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
Retail Automotive Dealership Revenue	2020	2019
New vehicle	$1,864.5	$2,231.2
Used vehicle	1,619.6	1,852.0
Finance and insurance, net	144.4	160.0
Service and parts	513.3	559.8
Fleet and wholesale	274.8	288.2
Total retail automotive dealership revenue	$4,416.6	$5,091.2

	Three Months Ended March 31,
Retail Automotive Dealership Revenue	2020	2019
U.S.	$2,453.9	$2,722.8
U.K.	1,665.4	2,039.9
Germany and Italy	297.3	328.5
Total retail automotive dealership revenue	$4,416.6	$5,091.2

Retail Commercial Truck Dealership

The following table disaggregates our retail commercial truck reportable segment revenue by product type for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
Retail Commercial Truck Dealership Revenue	2020	2019
New truck	$318.2	$207.4
Used truck	34.6	24.1
Finance and insurance, net	3.2	3.0
Service and parts	124.3	91.5
Other	11.1	6.3
Total retail commercial truck dealership revenue	$491.4	$332.3

Commercial Vehicle Distribution and Other

The following table disaggregates our other reportable segment revenue by business for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
Commercial Vehicle Distribution and Other	2020	2019
Commercial Vehicle Distribution	$101.1	$140.9
Other	—	—
Total commercial vehicle distribution and other revenue	$101.1	$140.9

Contract Balances

The following table summarizes our accounts receivable and unearned revenues as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Accounts receivable
Contracts in transit	$95.0	$291.1
Vehicle receivables	191.8	249.8
Manufacturer receivables	161.2	244.6
Trade receivables	161.8	164.7

Accrued expenses
Unearned revenues	$242.3	$262.9

Contracts in transit represent receivables from unaffiliated finance companies relating to the sale of customers’ installment sales and lease contracts arising in connection with the sale of a vehicle by us. Vehicle receivables represent receivables for any portion of the vehicle sales price not paid by the finance company. Manufacturer receivables represent amounts due from manufacturers, including incentives, holdbacks, rebates, warranty claims, and other receivables due from the factory. Trade receivables represent receivables due from customers, including amounts due for parts and service sales, as well as receivables due from finance companies and others for the commissions earned on financing and commissions earned on insurance and extended service products provided by third parties. We evaluate collectability of receivables and estimate an allowance for doubtful accounts based on the age of the receivable, contractual life, historical collection experience, current conditions, and forecasts of future economic conditions, which is recorded within “Accounts receivable” on our consolidated balance sheets with our receivables presented net of the allowance.

Unearned revenues primarily relate to payments received from customers prior to satisfaction of our performance obligations, such as customer deposits and deferred revenues from operating leases. These amounts are presented within “Accrued expenses and other current liabilities” on our consolidated balance sheets. Of the amounts recorded as unearned revenues as of December 31, 2019, $118.5 million was recognized as revenue during the three months ended March 31, 2020.

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

We estimate the total undiscounted rent obligations under these leases, including any extension periods that we are reasonably certain to exercise, to be $5.3 billion as of March 31, 2020. Some of our lease arrangements include rental payments that are adjusted based on an index or rate, such as the Consumer Price Index (CPI). As the rate implicit in the lease is generally not readily determinable for our operating leases, the discount rates used to determine the present value of our lease liability are based on our incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. Our incremental borrowing rate for a lease is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

In connection with the sale, relocation and closure of certain of our franchises, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties was $6.4 million and $5.4 million for the three months ended March 31, 2020 and 2019, respectively. We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period. We had no proceeds from sale-leaseback transactions during the three months ended March 31, 2020 compared to $7.3 million during the three months ended March 31, 2019. We do not have any material leases that have not yet commenced as of March 31, 2020.

The following table summarizes our net operating lease cost the three months ended March 31, 2020 and 2019:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Lease Cost
Operating lease cost (1)	$60.0	$63.5
Sublease income	(6.4)	(5.4)
Total lease cost	$53.6	$58.1

(1)	Includes short-term leases and variable lease costs, which are immaterial.

The following table summarizes supplemental cash flow information related to our operating leases:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Other Information
Gains on sale and leaseback transactions, net	$—	$(0.2)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	56.5	59.7
Right-of-use assets obtained in exchange for operating lease liabilities	1.1	—

Supplemental balance sheet information related to the weighted average remaining lease term and discount rate of our leases is as follows:

	March 31, 2020	December 31, 2019
Lease Term and Discount Rate
Weighted-average remaining lease term - operating leases	25 years	25 years
Weighted-average discount rate - operating leases	6.4%	6.6%

The following table summarizes the maturity of our lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on our consolidated condensed balance sheet as of March 31, 2020:

Maturity of Lease Liabilities	March 31, 2020
2020 (1)	$180.4
2021	231.8
2022	226.5
2023	218.9
2024	212.7
2025	208.9
2026 and thereafter	3,992.5
Total future minimum lease payments	$5,271.7
Less: Imputed interest	(2,949.6)
Present value of future minimum lease payments	$2,322.1

Current operating lease liabilities (2)	$88.0
Long-term operating lease liabilities	2,234.1
Total operating lease liabilities	$2,322.1

(1)	Excludes the three months ended March 31, 2020.
(2)	Included within “Accrued expenses and other current liabilities” on Consolidated Condensed Balance Sheet.

4. Significant Equity Method Investees

We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation and supply chain services. Penske Transportation Solutions (“PTS”) is the universal brand name for PTL’s various business lines. Our investment in PTS is accounted for using the equity method of accounting. PTS equity earnings represent a significant portion of our consolidated pre-tax income. We recorded $13.6 million and $25.8 million during the three months ended March 31, 2020 and 2019, respectively, on our statements of income under the caption “Equity in earnings of affiliates” related to earnings from PTS investment.

Unaudited summarized income statement information for PTS for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
	2020	2019
Revenues	$2,194	$2,135
Gross profit	405	420
Income from continuing operations	47	89
Net income	47	89

5. Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2020	2019
Retail automotive dealership new vehicles	$2,436.6	$2,346.2
Retail automotive dealership used vehicles	1,052.9	1,080.8
Retail automotive parts, accessories and other	133.8	141.5
Retail commercial truck dealership vehicles and parts	437.3	465.2
Commercial vehicle distribution vehicles, parts and engines	202.1	227.0
Total inventories	$4,262.7	$4,260.7

We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $11.5 million and $12.1 million during the three months ended March 31, 2020 and 2019, respectively.

6. Business Combinations

During the three months ended March 31, 2020, we made no acquisitions. During the three months ended March 31, 2019, we acquired one dealership related to our Commercial Vehicle Distribution business in New Zealand. Our financial statements include the results of operations of the acquired entity from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements, and may be subject to adjustment pending completion of final valuation.

A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the three months ended March 31, 2019 follows:

March 31,
2019
Accounts receivable	$—
Inventories	0.5
Other current assets	—
Property and equipment	0.2
Indefinite-lived intangibles	0.4
Other noncurrent assets	0.1
Current liabilities	(0.1)
Noncurrent liabilities	—
Total cash used in acquisitions	$1.1

The following unaudited consolidated pro forma results of operations of PAG for the three months ended March 31, 2019 give effect to acquisitions consummated during 2019 as if they had occurred effective at the beginning of the period:

March 31,
2019
Revenues	$5,844.7
Income from continuing operations	104.1
Net income	104.1
Income from continuing operations per diluted common share	$1.23
Net income per diluted common share	$1.23

7. Intangible Assets

Following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the three months ended March 31, 2020:

		Other Indefinite-
		Lived Intangible
	Goodwill	Assets
Balance, January 1, 2020	$1,911.0	$552.2
Additions	—	—
Disposals	(1.9)	—
Foreign currency translation	(40.3)	(11.2)
Balance, March 31, 2020	$1,868.8	$541.0

The disposals during the three months ended March 31, 2020 were within our Retail Automotive reportable segment. During the quarter, we sold four retail automotive franchises. As of March 31, 2020, the goodwill balance within our Retail Automotive, Retail Commercial Truck, and Other reportable segments was $1,493.2 million, $307.8 million and $67.8 million, respectively. There is no goodwill recorded in our Non-Automotive Investments reportable segment.

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

The weighted average interest rate on floor plan borrowings was 1.8% for the three months ended March 31, 2020 and 2.3% for the three months ended March 31, 2019. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle, and all floor plan notes payable relating to pre-owned vehicles, as “Floor plan notes payable — non-trade” on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.

9. Earnings Per Share

Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested equity awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for any dilutive effects. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2020 and 2019 follows:

	Three Months Ended
	March 31,
	2020	2019
Weighted average number of common shares outstanding	81,053,404	84,378,960
Effect of non-participatory equity compensation	40,000	40,000
Weighted average number of common shares outstanding, including effect of dilutive securities	81,093,404	84,418,960

10. Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2020	2019
U.S. credit agreement — revolving credit line	$350.0	$45.0
U.K. credit agreement — revolving credit line	117.9	165.8
U.K. credit agreement — overdraft line of credit	6.3	—
3.75% senior subordinated notes due 2020	299.5	299.2
5.75% senior subordinated notes due 2022	547.9	547.6
5.375% senior subordinated notes due 2024	298.2	298.0
5.50% senior subordinated notes due 2026	495.9	495.7
Australia capital loan agreement	27.1	31.7
Australia working capital loan agreement	12.3	—
Mortgage facilities	416.7	423.2
Other	48.9	54.1
Total long-term debt	2,620.7	2,360.3
Less: current portion	(104.6)	(103.3)
Net long-term debt	$2,516.1	$2,257.0

U.S. Credit Agreement

Our U.S. credit agreement (the “U.S. credit agreement”) with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation provides for up to $700.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, which includes $250.0 million in revolving loans solely for future acquisitions. The U.S. credit agreement provides for a maximum of $150.0 million of future borrowings for foreign acquisitions and expires on September 30, 2022. The agreement also provides the issuance of up to $50 million of letters of credit within the existing $700 million facility limit. The revolving loans bear interest at LIBOR plus 1.75%, subject to an incremental 1.25% for uncollateralized borrowings in excess of a defined borrowing base. In April of 2020, the lenders consented to a deferral of interest under the U.S. Credit Agreement for the months of April, May and June, until December 2020.

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

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of March 31, 2020, we had $350.0 million outstanding under the U.S. credit agreement.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £150.0 million revolving credit agreement with the National Westminster Bank plc and BMW Financial Services (GB) Limited, plus an additional £52.0 million of demand overdraft lines of credit, £40.0 million of which is only available on demand from March 20th to April 30th and September 20th to October 31st each year (relating to the peak sales periods in the U.K.), (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes. The loans mature on the termination date of the facility, which is December 12, 2023. The revolving loans bear interest between defined LIBOR plus 1.10% and defined LIBOR plus 2.10%. The U.K. credit agreement also includes a £100.0 million “accordion” feature which allows the U.K. subsidiaries to request up to an additional £100.0 million of facility capacity. The lenders may agree to provide the additional capacity, and, if not, the U.K. subsidiaries may add an additional lender, if available, to the facility to provide such additional capacity. As of March 31, 2020, outstanding loans under the U.K. credit agreement amounted to £100.1 million ($124.2 million).

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

Each of these notes are our unsecured, senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our 100% owned U.S. subsidiaries. Each also contain customary negative covenants and events of default. If we experience certain “change of control” events specified in the indentures, holders of these notes will have the option to require us to purchase for cash all or a portion of their notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest. In addition, if we make certain asset sales and do not reinvest the proceeds thereof or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest. We classify our 3.75% Notes due August 15, 2020 as long-term debt as we have the intent and ability to refinance the obligation on a long-term basis with the availability from our U.S. Credit Agreement.

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

Australia Loan Agreements

Penske Australia is party to two facilities with Volkswagen Financial Services Australia Pty Limited representing a five-year AU $50.0 million capital loan and a one-year AU $50.0 million working capital loan. Both facilities are subject to annual extensions. These agreements each provide the lender with a secured interest in all assets of these businesses. The loans bear interest at the Australian BBSW 30-day Bill Rate plus 3.0%. Irrespective of the term of the agreements, both agreements provide the lender with the ability to call the loans on 90 days’ notice. These facilities are also guaranteed by our U.S. parent company up to AU $50.0 million. As of March 31, 2020, we had AU $44.2 million ($27.1 million) outstanding under the capital loan agreement and AU $20.0 million ($12.3 million) outstanding under the working capital loan agreement.

Mortgage Facilities

We are party to several mortgages that bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of March 31, 2020, we owed $416.7 million of principal under our mortgage facilities.

11. Derivatives and Hedging

Penske Australia sells vehicles, engines, parts and other products purchased from manufacturers in the U.S., Germany, and the U.K. In order to protect against exchange rate movements, Penske Australia enters into foreign exchange forward contracts against anticipated cash flows. The contracts are timed to mature when major shipments are scheduled to arrive in Australia and when receipt of payment from customers is expected. We classify our foreign exchange forward contracts as cash flow hedges and state them at fair value. We used Level 2 inputs to estimate the fair value of the foreign exchange forward contracts. The fair value of the contracts designated as hedging instruments was estimated to be an asset of $0.7 million and a liability of $0.1 million as of March 31, 2020 and December 31, 2019, respectively.

The Company periodically uses interest rate swaps to manage interest rate risk associated with the Company’s variable rate floor plan debt. In April 2020, we entered into a new five-year interest rate swap agreement pursuant to which the LIBOR portion of $300.0 million of our U.S. floating rate floor plan debt is fixed at 0.5875%. This arrangement is in effect through April 2025. We may terminate this arrangement at any time, subject to the settlement at that time of the fair value of the swap arrangement.

12. Commitments and Contingent Liabilities

We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of March 31, 2020, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

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

We have $41.9 million of letters of credit outstanding as of March 31, 2020, and have posted $19.7 million of surety bonds in the ordinary course of business.

13. Equity

During the three months ended March 31, 2020, we repurchased 890,195 shares of our outstanding common stock for $29.4 million, or an average of $33.06 per share, under our securities repurchase program approved by our Board of Directors. As of March 31, 2020, our remaining authorization under the program was $170.6 million.

14. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and the reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2020 and 2019, respectively, attributable to Penske Automotive Group common stockholders follows:

Three Months Ended March 31, 2020

	Foreign
	Currency
	Translation	Other	Total
Balance at December 31, 2019	$(186.1)	$(16.7)	$(202.8)
Other comprehensive income before reclassifications	(92.7)	(4.0)	(96.7)
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—
Net current period other comprehensive income	(92.7)	(4.0)	(96.7)
Balance at March 31, 2020	$(278.8)	$(20.7)	$(299.5)

Three Months Ended March 31, 2019

	Foreign
	Currency
	Translation	Other	Total
Balance at December 31, 2018	$(208.3)	$(26.2)	$(234.5)
Other comprehensive income before reclassifications	7.0	1.8	8.8
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—
Net current period other comprehensive income	7.0	1.8	8.8
Balance at March 31, 2019	$(201.3)	$(24.4)	$(225.7)

15. Segment Information

Our operations are organized by management into operating segments by line of business and geography. We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations and other non-automotive consolidated operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations. The Retail Automotive reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and our retail automotive joint ventures. The individual dealership operations included in the Retail Automotive reportable segment represent six operating segments: Eastern, Central, and Western United States, Stand-Alone Used United States, International, and Stand-Alone Used International. These operating segments have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and/or used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). Revenue and segment income for the three months ended March 31, 2020 and 2019 follows:

Three Months Ended March 31

	Retail	Retail Commercial		Non-Automotive	Intersegment
	Automotive	Truck	Other	Investments	Elimination	Total
Revenues
2020	$4,416.6	$491.4	$101.1	$—	$—	$5,009.1
2019	5,091.2	332.3	140.9	—	—	5,564.4
Segment income
2020	$41.3	$13.7	$2.9	$13.6	$—	$71.5
2019	84.9	15.9	$7.2	$25.8	$—	133.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in Part II, Item 1A “Risk Factors” and “Forward-Looking Statements.” We have acquired and initiated a number of businesses during the periods presented and addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. Our period to period results of operations may vary depending on the dates of acquisitions or disposals.

Overview

We are a diversified international transportation services company that operates automotive and commercial truck dealerships principally in the United States, Canada and Western Europe, and distributes commercial vehicles, diesel engines, gas engines, power systems and related parts and services principally in Australia and New Zealand.

COVID-19 Disclosure

Overview - The outbreak of COVID-19 across the globe has adversely impacted each of our markets and the global economy, leading to disruptions to our business. The pandemic continues in all of our markets. Governmental authorities are taking countermeasures to slow the outbreak, including shelter-in-place orders, stay at home orders, large-scale restrictions on travel and government-funded assistance programs to individuals and businesses. For the first two months of 2020 prior to the COVID-19 pandemic, our retail automotive business same-store new vehicle revenue increased 5.3%, used vehicle revenues increased 7.3%, F&I increased 10.7%, and service and parts increased 3.0%, similar to performance we experienced in 2019. These results continued into early March, then progressively declined as shelter-in-place policies were established impacting many of our locations. In March 2020, same-store new and used automotive retail sales declined 40.2%. While most of our repair services have been deemed essential under such restrictions, in March 2020, we experienced a 24.5% decline in our automotive service and parts business and a 6.6% same-store decline in our commercial vehicle service and parts operations. The pandemic is a highly fluid and rapidly evolving situation, and we cannot anticipate with any certainty the length, scope, or severity of such restrictions in each of the jurisdictions that we operate. See “Item 1A. Risk Factors.”

In response to shelter-in-place orders resulting from the COVID-19 pandemic, most of our automotive, and many of our commercial vehicle, showrooms were closed (though some have reopened). In permissible jurisdictions, however, we continued limited sales activity by appointment or through our e-commerce channels. Virtually all of our service, parts and collision center departments have remained open during the crisis and curb-side or home delivery offerings have supplemented our traditional service offerings. We have modified certain business practices to conform to government restrictions and best practices encouraged by government and regulatory authorities. In all of our locations, we have implemented enhanced cleaning procedures, enforced social distancing guidelines and taken other precautions to protect our employees and customers. We will continue to adjust our operations to conform to regulatory changes and consumer preferences in the evolving environment.

Across the company, we implemented a hiring freeze, expense reductions including in advertising, and postponed an estimated $150 million in capital expenditures. We also furloughed over 15,000 employees in February and March in various countries. Our remaining employees are working reduced hours or have taken pay cuts, including a temporary 100% reduction in salary for the CEO and President, a 25% reduction in salary for our other executive officers, and the Board of Directors has waived cash compensation through September 30, 2020.

Most of our manufacturer partners began periodic suspension of production beginning in late March with some announcing extensions into May. We believe our current inventory levels will allow us to continue to do business with the slowdown in sales driven by the pandemic. We are strategically managing inventory levels by monitoring incoming units and deferring or canceling purchases. Our manufacturer partners began providing us with additional incentive support in March. In addition, our manufacturer and lending partners are providing support to retail customers such as increased incentives, payment deferrals, as well as 0% financing on certain vehicles and term lengths.

United States – Beginning in March 2020, shelter-in-place rules in many states either required we close dealerships or limit our automotive dealership operations to essential services. Virtual/online sales of new and used vehicles remained available in most locations, while the service departments remained open to support critical transportation needs. Commercial truck dealership sales and service operations remained open in most locations around the U.S. and Canada providing essential services to our customers. In March 2020, our automotive dealership operations across the U.S. experienced a 40.1% decline in unit volume and a 21.2% decline in service and parts revenues compared to the prior year. Additionally beginning in the middle of March, all sixteen of our used vehicle supercenters were closed (though some have reopened). As a result, in March the used supercenters experienced a same-store used unit sales decline of 49%.

Commercial truck dealership sales and service operations remained open in most locations around the U.S. and Canada providing essential services to our customers. We continued to experience steady demand for new and used truck sales and service and parts during March and April. For the three months ended March 31, 2020, the North American Class 8 retail sales market declined 26% while our new same-store unit sales declined 2.2% during the same period while same-store revenue declined 1.7%. However, in total, which includes the acquisition of Warner Trucks we completed in the third quarter of 2019, total units retailed increased 52.4%, and revenue increased 47.9% to $491.4 million.

Penske Transportation Solutions – We have a 28.9% ownership interest in Penske Transportation Solutions ("PTS"). As an integral part of the North American supply chain, PTS has been generally classified as essential by governmental authorities. This has allowed PTS to remain operating in much of its business, providing crucial supply chain and transportation services to its customers. While its full-service leasing and contract maintenance businesses remained consistent, commercial rental utilization has slowed. PTS experienced mixed results in the logistics services business as increased volume in the grocery sector was offset by plant closings in automotive and manufacturing. In response, PTS implemented, among other items, approximately 7,000 layoffs, a 30% reduction in executive salaries, and reduced associate work schedules.

United Kingdom – All dealerships closed on March 24, 2020 in accordance with government orders; though we provided service and parts operations on an emergency basis. As a result, we were unable to deliver a significant number of sold vehicles. In March 2020, our automotive dealership operations across the U.K. experienced a 38.0% decline in unit volume and a 29.5% decline in service and parts revenues on a same store basis compared to the prior year. Over 90% of the employees in the U.K. were placed on furlough beginning March 24, 2020. We expect to open substantially all service and parts operations on May 11, 2020, but we are unable to predict when governmental guidance will allow sales showrooms to re-open.

Australia – In most jurisdictions, non-essential business operations were closed by government order in March 2020; however, Penske Australia was deemed essential, and therefore, sales, parts, service, and defense functions remained operational.

Liquidity – As of March 31, 2020, we had $430 million of cash, access to an additional $450 million of availability through our revolving credit facilities, and access to $450 million in potentially financeable real estate. As of April 30, 2020, we had $221 million of cash and access to an additional $700 million of availability through our revolving credit facilities. On August 15, 2020, our $300 million of 3.75% senior subordinated notes are due. We currently expect to pay those notes with the availability from our U.S. Credit Agreement.

Risks and Uncertainties – The full impact that COVID-19 will have on our business cannot be predicted at this time due to numerous uncertainties, including the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and business closures, the effectiveness of actions taken to contain the disease, the effect of government assistance programs, and other unintended consequences. This impact could include changes in customer demand; our relationship with, and the financial and operational capacities of, vehicle manufacturers, captive finance companies and other suppliers; workforce availability; risks associated with our indebtedness (including available borrowing capacity, compliance with financial covenants and ability to refinance or repay indebtedness on favorable terms); the adequacy of our cash flow and earnings and other conditions which may affect our liquidity; our ability to pay our quarterly dividend at prior levels; and disruptions to our technology network and other critical systems, including our dealer management systems and software or other facilities or equipment.

We believe that business disruption relating to the COVID-19 pandemic will continue to negatively impact the global economy and may materially affect our businesses as outlined above, or in other manners, all of which would adversely impact our business and results of operations.

During the three months ended March 31, 2020, our business generated $5.0 billion in total revenue, which is comprised of $4.4 billion from retail automotive dealerships, $491.4 million from retail commercial truck dealerships and $101.1 million from commercial vehicle distribution and other operations. We generated $776.7 million in gross profit, which is comprised of $678.1 million from retail automotive dealerships, $68.8 million from retail commercial truck dealerships and $29.8 million from commercial vehicle distribution and other operations.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $20.6 billion in total retail automotive dealership revenue we generated in 2019. As of March 31, 2020, we operated 317 retail automotive franchises, of which 145 franchises are located in the U.S. and 172 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the three months ended March 31, 2020, we retailed and wholesaled more than 133,000 vehicles. We are diversified geographically, with 56% of our total retail automotive dealership revenues in the three months ended March 31, 2020 generated in the U.S. and Puerto Rico and 44% generated outside the U.S. We offer over 35 vehicle brands, with 70% of our retail automotive dealership revenue in the three months ended March 31, 2020 generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz and Porsche. Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products.

We also operate sixteen used vehicle supercenters in the U.S. and the U.K. which retail and wholesale used vehicles under a one price, “no-haggle” methodology. Our CarSense operations in the U.S. consist of six retail locations operating in the Philadelphia and Pittsburgh, Pennsylvania market areas. Our CarShop operations in the U.K. consist of ten retail locations and a vehicle preparation center. For the three months ended March 31, 2020, these used vehicle supercenters retailed 16,312 units and generated $305.5 million in revenue.

Retail automotive dealerships represented 88.2% of our total revenues and 87.3% of our total gross profit in the three months ended March 31, 2020.

Retail Commercial Truck Dealership. We operate a heavy and medium-duty truck dealership group known as Premier Truck Group (“PTG”) offering primarily Freightliner and Western Star branded trucks, with locations in Texas, Oklahoma, Tennessee, Georgia, Utah, Idaho, and Canada. As of March 31, 2020, PTG operated twenty-five locations. PTG also offers a full range of used trucks available for sale as well as service and parts departments, providing a full range of maintenance and repair services.

This business represented 9.8% of our total revenues and 8.9% of our total gross profit in the three months ended March 31, 2020.

Penske Australia. We are the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Allison Transmission, MTU Onsite Energy, and Rolls Royce Power Systems. This business, known as Penske Australia offers products across the on- and off-highway markets, including in the construction, mining, marine, and defense sectors, and supports full parts and aftersales service through a network of branches, field locations and dealers across the region.

These businesses represented 2.0% of our total revenues and 3.8% of our total gross profit in the three months ended March 31, 2020.

Penske Transportation Solutions. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P (“PTL”). PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. (“Mitsui”). We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments. Penske Transportation Solutions (“PTS”) is the universal brand name for PTL’s various business lines through which it is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental and contract maintenance, along with logistic services such as dedicated contract carriage, distribution center management, transportation management, lead logistics provider services and dry van truckload carrier services. We recorded $13.6 million and $25.8 million in equity earnings from this investment for the three months ended March 31, 2020 and 2019, respectively.

Outlook

Retail Automotive Dealership. For the three months ended March 31, 2020, the U.S. light vehicle retail market decreased 12.5%, as compared to the same period last year, to 3.5 million units, with an decrease of 7.4% in sales of trucks, crossovers and sport utility vehicles and a decrease of 24.2% in sales of passenger cars. During March 2020, the U.S. light vehicle retail market decreased approximately 35% per analyst reports. We believe the year over year declines are attributable to the COVID-19 pandemic. See COVID-19 Disclosure” above.

During the three months ended March 31, 2020, U.K. new vehicle registrations decreased 31.0%, as compared to the same period last year, to 483,557 registrations. During March 2020, U.K. new vehicle registrations decreased 44.4%, as compared to the same period last year, to 254,684 registrations. We believe the year over year declines are significantly attributable to the COVID-19 pandemic. See COVID-19 Disclosure” above.

U.K. sales may also be negatively affected by the economic and political uncertainty caused by the U.K.’s exit from the European Union (“Brexit”) which occurred on January 31, 2020, at which point the U.K. is legally outside of the European Union as February 2020 year-to-date new vehicle registrations declined 5.8%. A Brexit implementation period runs until December 31, 2020, in which the U.K., European Union, and other countries will work to establish future trading terms. We believe Brexit may continue to impact new and used sales as well as consumer confidence and the economic environment generally, and may lead to further declines in new and used vehicle sales in future periods. Since no country has previously left the European Union, the outcome of any future negotiations between the U.K. and the European Union is uncertain and may affect the timing, terms of trade, and the level of new vehicle registrations in those markets. In addition, new and used vehicle market values have recently declined in the U.K. which has impacted sales prices and gross profit. U.K. sales were also being negatively affected by the uncertainty of residual values, potentially higher taxes on diesel-powered vehicles, and consumer confusion about low emission zones as the U.K. and Western European countries consider the ramifications of diesel engines on the environment, while also providing government incentives on certain electric vehicles. Representatives of the U.K government suggested a ban on the sale of gasoline and gasoline hybrid engines in cars and vans potentially starting as early as 2032. Sales of diesel-powered vehicles experienced a 51.3% decline, while non-diesel vehicles experienced a 23.6% decrease in sales during the three months ended March 31, 2020. Premium/luxury unit sales, which account for over 90% of our U.K. new unit sales, decreased 26.6% in the first quarter, as compared to a 31.0% decline for the overall market.

Retail Commercial Truck Dealership. During the three months ended March 31, 2020, North American sales of Class 6-8 medium and heavy-duty trucks, the principal vehicles for our PTG business, decreased 25.2% from the same period last year to 89,571 units. During March 2020, North American sales of Class 6-8 medium and heavy-duty trucks, the principal vehicles for our PTG business, decreased 28.1% from the same period last year to 31,385 units. Any significant decline in North American retail sales may materially and adversely affect our retail commercial truck dealerships. See COVID-19 Disclosure” above.

Commercial Vehicle Distribution. Our Penske Australia distribution business operates principally in the Australian and New Zealand heavy and medium-duty truck markets. During the three months ended March 31, 2020, the Australian heavy-duty truck market reported sales of 2,217 units, representing a decrease of 23.9% from the same period last year, while the New Zealand market reported sales of 719 units, representing a decrease of 23.4% from the same period last year. During March 2020, the Australian heavy-duty truck market reported sales of 852 units, representing a decrease of 28.1% from the same period last year, while the New Zealand market reported sales of 230 units, representing a decrease of 35.0% from the same period last year. The brands we represent in Australia hold a 3.3% market share in the Australian heavy-duty truck market, and a 3.3% market share in New Zealand. See COVID-19 Disclosure” above.

Penske Transportation Solutions. PTS services have been largely deemed essential by government authorities during the COVID-19 pandemic and a majority of the PTS business is generated by multi-year contracts for full-service leasing, contract maintenance and logistics services. See COVID-19 Disclosure” above.

As described in “Forward-Looking Statements,” there are a number of factors that could cause actual results to differ materially from our expectations. See Part II, Item 1A, “Risk Factors.”

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

Aggregate revenue and gross profit decreased $555.3 million and $74.8 million, or 10.0% and 8.8%, respectively, during the three months ended March 31, 2020 compared to the same period in 2019. The decreases are largely attributable to same-store decreases in the Retail Automotive segment.

As exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to weaken against the U.S. Dollar, our U.K. results of operations would translate into less U.S. Dollar reported results. Foreign currency average rate fluctuations decreased revenue and gross profit by $49.9 million and $7.8 million, respectively, for the three months ended March 31, 2020. Foreign currency average rate fluctuations also decreased earnings per share from continuing operations by approximately $0.01 per share for the three months ended March 31, 2020. Excluding the impact of foreign currency average rate fluctuations, revenue decreased 9.1% and gross profit decreased 7.9%, for the three months ended March 31, 2020.

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

Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories that is secured by those vehicles. Other interest expense consists of interest charges on all of our interest-

bearing debt, other than interest relating to floor plan financing and includes interest relating to our retail commercial truck dealership and commercial vehicle distribution operations. The cost of our variable rate indebtedness is based on the prime rate, defined London Interbank Offered Rate (“LIBOR”), the Bank of England Base Rate, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Australian Bank Bill Swap Rate, or the New Zealand Bank Bill Benchmark Rate.

Equity in earnings of affiliates represents our share of the earnings from our investments in joint ventures and other non-consolidated investments, including PTS.

The future success of our business is dependent upon, among other things, general economic and industry conditions, including the recovery time-frame for the global economy in light of COVID-19; our ability to react effectively to changing business conditions in light of COVID-19; our ability to consummate and integrate acquisitions; the level of vehicle sales in the markets where we operate; our ability to increase sales of higher margin products, especially service and parts sales; our ability to realize returns on our significant capital investment in new and upgraded dealership facilities; our ability to navigate a rapidly changing automotive and truck landscape; the success of our distribution of commercial vehicles, engines, and power systems; and the return realized from our investments in various joint ventures and other non-consolidated investments. See Part II, Item 1A, “Risk Factors” and “Forward-Looking Statements” below.

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

The accounting policies and estimates that we believe to be most dependent upon the use of estimates and assumptions are: revenue recognition, goodwill and other indefinite-lived intangible assets, investments, self-insurance reserves, lease recognition, and income taxes. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 annual report on Form 10-K for additional detail and discussion of these critical accounting policies and estimates. There have been no material changes in critical accounting policies and estimates as described in our most recent annual report.

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

Results of Operations

The following tables present comparative financial data relating to our operating performance in the aggregate and on a “same-store” basis. Dealership results are included in same-store comparisons when we have consolidated the acquired entity during the entirety of both periods being compared. As an example, if a dealership were acquired on January 15, 2018, the results of the acquired entity would be included in annual same-store comparisons beginning with the year ended December 31, 2020 and in quarterly same-store comparisons beginning with the quarter ended June 30, 2019.

The results for the three months ended March 31, 2020 have been adversely impacted by the outbreak of COVID-19 and each of the items mentioned below should be reviewed in light of our discussion under “COVID-19 Disclosure” and “Item 1A. Risk Factors” which are incorporated herein.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Retail Automotive Dealership New Vehicle Data

(In millions, except unit and per unit amounts)

			2020 vs. 2019
New Vehicle Data	2020	2019	Change	% Change
New retail unit sales	43,187	54,370	(11,183)	(20.6)%
Same-store new retail unit sales	43,151	52,327	(9,176)	(17.5)%
New retail sales revenue	$1,864.5	$2,231.2	$(366.7)	(16.4)%
Same-store new retail sales revenue	$1,863.5	$2,174.4	$(310.9)	(14.3)%
New retail sales revenue per unit	$43,172	$41,037	$2,135	5.2%
Same-store new retail sales revenue per unit	$43,186	$41,554	$1,632	3.9%
Gross profit — new	$138.6	$172.7	$(34.1)	(19.7)%
Same-store gross profit — new	$138.6	$168.0	$(29.4)	(17.5)%
Average gross profit per new vehicle retailed	$3,210	$3,176	$34	1.1%
Same-store average gross profit per new vehicle retailed	$3,211	$3,210	$1	0.0%
Gross margin % — new	7.4%	7.7%	(0.3)%	(3.9)%
Same-store gross margin % — new	7.4%	7.7%	(0.3)%	(3.9)%

Units

Retail unit sales of new vehicles decreased from 2019 to 2020 due to a 9,176 unit, or 17.5%, decrease in same-store new retail unit sales, coupled with a 2,007 unit decrease from net dealership dispositions. Same-store units decreased 12.9% in the U.S. and decreased 24.0% internationally. Overall, new units decreased 13.4% in the U.S. and decreased 29.8% internationally. The decrease in units is primarily due to the significant decline in our retail automotive business in March resulting from the COVID-19 pandemic as discussed above.

Revenues

New vehicle retail sales revenue decreased from 2019 to 2020 due to a $310.9 million, or 14.3%, decrease in same-store revenues, coupled with a $55.8 million decrease from net dealership dispositions. Excluding $21.7 million of unfavorable foreign currency fluctuations, same-store new retail revenue decreased 13.3%. The same-store revenue decrease is due to the decrease in same-store new retail unit sales, which decreased revenue by $381.3 million, partially offset by a $1,632 per unit increase in comparative average selling prices (including a $503 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $70.4 million.

Gross Profit

Retail gross profit from new vehicle sales decreased from 2019 to 2020 due to a $29.4 million, or 17.5%, decrease in same-store gross profit, coupled with a $4.7 million decrease from net dealership dispositions. Excluding $1.7 million of unfavorable foreign currency fluctuations, same-store gross profit decreased 16.5%. The decrease in same-store gross profit is due to the decrease in same-store new retail unit sales, which decreased gross profit by $29.5 million, partially offset by a $1 per unit increase in the average gross profit per new vehicle retailed (including a $41 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased gross profit by $0.1 million.

Retail Automotive Dealership Used Vehicle Data

(In millions, except unit and per unit amounts)

			2020 vs. 2019
Used Vehicle Data	2020	2019	Change	% Change
Used retail unit sales	63,050	72,744	(9,694)	(13.3)%
Same-store used retail unit sales	61,719	70,364	(8,645)	(12.3)%
Used retail sales revenue	$1,619.6	$1,852.0	$(232.4)	(12.5)%
Same-store used retail sales revenue	$1,597.6	$1,800.7	$(203.1)	(11.3)%
Used retail sales revenue per unit	$25,688	$25,459	$229	0.9%
Same-store used retail sales revenue per unit	$25,885	$25,591	$294	1.1%
Gross profit — used	$85.9	$92.9	$(7.0)	(7.5)%
Same-store gross profit — used	$84.8	$93.4	$(8.6)	(9.2)%
Average gross profit per used vehicle retailed	$1,362	$1,278	$84	6.6%
Same-store average gross profit per used vehicle retailed	$1,375	$1,327	$48	3.6%
Gross margin % — used	5.3%	5.0%	0.3%	6.0%
Same-store gross margin % — used	5.3%	5.2%	0.1%	1.9%

Units

Retail unit sales of used vehicles decreased from 2019 to 2020 due to an 8,645 unit, or 12.3%, decrease in same-store used retail unit sales, coupled with a 1,049 unit decrease from net dealership dispositions. Same-store units decreased 10.3% in the U.S. and decreased 13.9% internationally. Same-store retail units for our U.S. and U.K used vehicle supercenters decreased 20.3% and 15.8%, respectively. Overall, used units decreased 9.8% in the U.S. and decreased 16.0% internationally. The decrease in units is primarily due to the significant decline in our retail automotive business in March resulting from the COVID-19 pandemic as discussed above.

Revenues

Used vehicle retail sales revenue decreased from 2019 to 2020 due to a $203.1 million, or 11.3%, decrease in same-store revenues, coupled with a $29.3 million decrease from net dealership dispositions. Excluding $12.0 million of unfavorable foreign currency fluctuations, same-store used retail revenue decreased 10.6%. The same-store revenue decrease is due to a decrease in same-store used retail unit sales, which decreased revenue by $221.2 million, partially offset by a $294 per unit increase in comparative average selling prices (including a $194 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $18.1 million. The average sales price per unit for our used vehicle supercenters increased 4.1% to $15,158 compared to an increase of 1.1% to $29,363 at our franchised dealerships.

Gross Profit

Retail gross profit from used vehicle sales decreased from 2019 to 2020 due to an $8.6 million, or 9.2%, decrease in same-store gross profit, partially offset by a $1.6 million increase from net dealership dispositions. Excluding $0.7 million of unfavorable foreign currency fluctuations, same-store gross profit decreased 8.5%. The decrease in same-store gross profit is due to a decrease in same-store used retail unit sales, which decreased gross profit by $11.5 million, partially offset by a $48 per unit increase in average gross profit per used vehicle retailed (including a $10 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased gross profit by $2.9 million. The average gross profit per unit for our used vehicle supercenters decreased 17.6% to $694 compared to an increase of 12.2% to $1,595 at our franchised dealerships.

Retail Automotive Dealership Finance and Insurance Data

(In millions, except unit and per unit amounts)

			2020 vs. 2019
Finance and Insurance Data	2020	2019	Change	% Change
Total retail unit sales	106,237	127,114	(20,877)	(16.4)%
Total same-store retail unit sales	104,870	122,691	(17,821)	(14.5)%
Finance and insurance revenue	$144.4	$160.0	$(15.6)	(9.8)%
Same-store finance and insurance revenue	$142.9	$156.6	$(13.7)	(8.7)%
Finance and insurance revenue per unit	$1,359	$1,259	$100	7.9%
Same-store finance and insurance revenue per unit	$1,363	$1,276	$87	6.8%

Finance and insurance revenue decreased from 2019 to 2020 due to a $13.7 million, or 8.7%, decrease in same-store revenues, coupled with a $1.9 million decrease from net dealership dispositions. Excluding $1.2 million of unfavorable foreign currency fluctuations, same-store finance and insurance revenue decreased 8.0%. The same-store revenue decrease is due to a decrease in same-store retail unit sales, which decreased revenue by $22.8 million, partially offset by a $87 per unit increase in comparative average finance and insurance revenue per unit (including a $11 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $9.1 million. Finance and insurance revenue per unit increased 6.9% in the U.S. and increased 8.4% in the U.K. We believe the increase in same-store finance and insurance revenue per unit is primarily due to our efforts to increase finance and insurance revenue, which include implementing a hands-on digital customer sales platform in the U.S., additional training, adding resources to target underperforming locations, product penetration, and changes to product portfolios.

Retail Automotive Dealership Service and Parts Data

(In millions)

			2020 vs. 2019
Service and Parts Data	2020	2019	Change	% Change
Service and parts revenue	$513.3	$559.8	$(46.5)	(8.3)%
Same-store service and parts revenue	$512.6	$546.3	$(33.7)	(6.2)%
Gross profit — service and parts	$303.7	$331.4	$(27.7)	(8.4)%
Same-store service and parts gross profit	$303.1	$323.5	$(20.4)	(6.3)%
Gross margin % — service and parts	59.2%	59.2%	—%	—%
Same-store service and parts gross margin %	59.1%	59.2%	(0.1)%	(0.2)%

Revenues

Service and parts revenue decreased from 2019 to 2020, with a decrease of 6.5% in the U.S and 11.7% internationally. The decrease in service and parts revenue is due to a $33.7 million, or 6.2%, decrease in same-store revenues, coupled with a $12.8 million decrease from net dealership dispositions. Excluding $3.0 million of unfavorable foreign currency fluctuations, same-store service and parts revenue decreased 5.6%. The decrease in same-store revenue is due to an $18.4 million, or 5.0%, decrease in customer pay revenue, a $15.2 million, or 10.7%, decrease in warranty revenue, and a $0.1 million, or 0.3%, decrease in vehicle preparation and body shop revenue. The decrease in service and parts is primarily due to the significant decline in our retail automotive business in March resulting from the COVID-19 pandemic as discussed above.

Gross Profit

Service and parts gross profit decreased from 2019 to 2020 due to a $20.4 million, or 6.3%, decrease in same-store gross profit, coupled with a $7.3 million decrease from net dealership dispositions. Excluding $1.7 million of unfavorable foreign currency fluctuations, same-store gross profit decreased 5.8%. The same-store gross profit decrease is due to the decrease in same-store revenues, which decreased gross profit by $19.9 million, coupled with a 0.1% decrease in gross margin, which decreased gross profit by $0.5 million. The same-store gross profit decrease is due to a $10.8 million, or 6.1%, decrease in customer pay gross profit, an $8.2 million, or 10.8%, decrease in warranty gross profit, and a $1.4 million, or 2.0%, decrease in vehicle preparation and body shop gross profit.

Retail Commercial Truck Dealership Data

(In millions, except unit and per unit amounts)

			2020 vs. 2019
New Commercial Truck Data	2020	2019	Change	% Change
New retail unit sales	2,811	1,887	924	49.0%
Same-store new retail unit sales	1,845	1,887	(42)	(2.2)%
New retail sales revenue	$318.2	$207.4	$110.8	53.4%
Same-store new retail sales revenue	$206.0	$207.4	$(1.4)	(0.7)%
New retail sales revenue per unit	$113,214	$109,887	$3,327	3.0%
Same-store new retail sales revenue per unit	$111,660	$109,887	$1,773	1.6%
Gross profit — new	$12.5	$10.2	$2.3	22.5%
Same-store gross profit — new	$7.6	$10.2	$(2.6)	(25.5)%
Average gross profit per new truck retailed	$4,455	$5,391	$(936)	(17.4)%
Same-store average gross profit per new truck retailed	$4,116	$5,391	$(1,275)	(23.7)%
Gross margin % — new	3.9%	4.9%	(1.0)%	(20.4)%
Same-store gross margin % — new	3.7%	4.9%	(1.2)%	(24.5)%

Units

Retail unit sales of new trucks increased from 2019 to 2020 due to a 966 unit increase from net dealership acquisitions, partially offset by a 42, or 2.2%, unit decrease in same-store retail unit sales. Same-store new truck units decreased 2.2%, largely due to the 25.8% decrease in the North American Class 8 heavy-duty truck market retail sales during the three months ended March 31, 2020.

Revenues

New commercial truck retail sales revenue increased from 2019 to 2020 due to a $112.2 million increase from net dealership acquisitions, partially offset by a $1.4 million decrease in same-store revenues. The decrease in same-store revenue is due to a decrease in new retail unit sales, which decreased revenue by $4.6 million, partially offset by a $1,773 per unit increase in comparative average selling prices, which increased revenue by $3.2 million.

Gross Profit

New commercial truck retail gross profit increased from 2019 to 2020 due to a $4.9 million increase from net dealership acquisitions, partially offset by a $2.6 million decrease in same-store gross profit. The decrease in same-store gross profit is due to a $1,275 per unit decrease in average gross profit per new truck retailed, which decreased gross profit by $2.4 million, coupled with an decrease in new retail unit sales, which decreased gross profit by $0.2 million.

			2020 vs. 2019
Used Commercial Truck Data	2020	2019	Change	% Change
Used retail unit sales	698	416	282	67.8%
Same-store used retail unit sales	512	416	96	23.1%
Used retail sales revenue	$34.6	$24.1	$10.5	43.6%
Same-store used retail sales revenue	$25.1	$24.1	$1.0	4.1%
Used retail sales revenue per unit	$49,619	$58,032	$(8,413)	(14.5)%
Same-store used retail sales revenue per unit	$49,016	$58,032	$(9,016)	(15.5)%
Gross profit — used	$(2.5)	$2.7	$(5.2)	(192.6)%
Same-store gross profit — used	$(0.1)	$2.7	$(2.8)	(103.7)%
Average gross profit per used truck retailed	$(3,511)	$6,557	$(10,068)	(153.5)%
Same-store average gross profit per used truck retailed	$(217)	$6,557	$(6,774)	(103.3)%
Gross margin % — used	(7.2)%	11.2%	(18.4)%	(164.3)%
Same-store gross margin % — used	(0.4)%	11.2%	(11.6)%	(103.6)%

Units

Retail unit sales of used trucks increased from 2019 to 2020 due to a 186 unit increase from net dealership acquisitions, coupled with a 96, or 23.1%, unit increase in same-store retail unit sales. We believe the increase in used truck sales is due to the decrease in average selling price and our digital marketing efforts.

Revenues

Used commercial truck retail sales revenue increased from 2019 to 2020 due to a $9.5 million increase from net dealership acquisitions, coupled with a $1.0 million increase in same-store revenues. The same-store revenue increase is due to the increase in used retail unit sales, which increased revenue by $4.7 million, partially offset by a $9,016 per unit decrease in comparative average selling prices, which decreased revenue by $3.7 million.

Gross Profit

Used commercial truck retail gross profit decreased from 2019 to 2020 due to a $2.8 million decrease in same-store gross profit, coupled with a $2.4 million decrease from net dealership acquisitions. The decrease in same-store gross profit due to a $6,774 per unit decrease in average gross profit per used truck retailed, which decreased gross profit by $2.8 million. The decline in average gross profit per used truck retailed is attributable to an oversupply of used trucks in the market.

			2020 vs. 2019
Service and Parts Data	2020	2019	Change	% Change
Service and parts revenue	$124.3	$91.5	$32.8	35.8%
Same-store service and parts revenue	$86.1	$91.2	$(5.1)	(5.6)%
Gross profit — service and parts	$53.4	$36.1	$17.3	47.9%
Same-store service and parts gross profit	$34.6	$36.0	$(1.4)	(3.9)%
Gross margin % — service and parts	43.0%	39.5%	3.5%	8.9%
Same-store service and parts gross margin %	40.2%	39.5%	0.7%	1.8%

Revenues

Service and parts revenue increased from 2019 to 2020 due to a $37.9 million increase from net dealership acquisitions, partially offset by a $5.1 million decrease in same-store revenues. Customer pay work represents approximately 77% of PTG’s service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The decrease in same-store revenue is due a $5.4 million, or 6.9%, decrease in customer pay revenue, partially offset by a $0.2 million, or 5.9%, increase in body shop revenue and a $0.1 million, or 0.9%, increase in warranty revenue.

Gross Profit

Service and parts gross profit increased from 2019 to 2020 due to an $18.7 million increase from net dealership acquisitions, partially offset by a $1.4 million decrease in same-store gross profit. The same-store gross profit decrease is due to a decrease in same-store revenues which decreased gross profit by $2.0 million, partially offset by the 0.7% increase in gross margin, which increased gross profit by $0.6 million. The same-store gross profit decrease is due to a $1.9 million, or 7.1%, decrease in customer pay gross profit, partially offset by a $0.3 million, or 8.1%, increase in body shop gross profit and a $0.2 million, or 3.5%, increase in warranty gross profit.

Commercial Vehicle Distribution Data

(In millions, except unit amounts)

			2020 vs. 2019
Penske Australia Data	2020	2019	Change	% Change
Vehicle unit sales	219	444	(225)	(50.7)%
Sales revenue	$101.1	$140.9	$(39.8)	(28.2)%
Gross profit	$29.8	$35.5	$(5.7)	(16.1)%

Our Penske Australia operations are primarily comprised of commercial vehicle, engine, and power systems distribution. This business generated $101.1 million of revenue during the three months ended March 31, 2020 compared to $140.9 million of revenue in the prior year, a decrease of 28.2%. These businesses generated $29.8 million of gross profit during the three months ended March 31, 2020 compared to $35.5 million of gross profit in the prior year, a decrease of 16.1%.

The decrease in units is primarily due to the decline in the Australian heavy-duty truck market. The decline in revenue from 2019 to 2020 is largely attributable to the decline in the Australian and New Zealand heavy-duty truck market, including significant declines in March 2020 due to the COVID-19 pandemic as discussed above. Excluding $9.0 million of negative foreign currency fluctuations, revenues decreased 30.2%. Excluding $2.4 million of negative foreign currency fluctuations, gross profit decreased 18.3%.

Selling, General and Administrative Data

(In millions)

			2020 vs. 2019
Selling, General and Administrative Data	2020	2019	Change	% Change
Personnel expense	$373.9	$392.2	$(18.3)	(4.7)%
Advertising expense	$26.2	$24.7	$1.5	6.1%
Rent & related expense	$83.9	$83.8	$0.1	0.1%
Other expense	$157.8	$165.7	$(7.9)	(4.8)%
Total SG&A expenses	$641.8	$666.4	$(24.6)	(3.7)%
Same-store SG&A expenses	$620.8	$649.4	$(28.6)	(4.4)%

Personnel expense as % of gross profit	48.1%	46.1%	2.0%	4.3%
Advertising expense as % of gross profit	3.4%	2.9%	0.5%	17.2%
Rent & related expense as % of gross profit	10.8%	9.8%	1.0%	10.2%
Other expense as % of gross profit	20.3%	19.5%	0.8%	4.1%
Total SG&A expenses as % of gross profit	82.6%	78.3%	4.3%	5.5%
Same-store SG&A expenses as % of same-store gross profit	82.5%	77.7%	4.8%	6.2%

Selling, general and administrative expenses (“SG&A”) decreased from 2019 to 2020 due to a $28.6 million, or 4.4%, decrease in same-store SG&A, partially offset by a $4.0 million increase from net dealership acquisitions/dispositions. Excluding the $6.4 million reduction related to foreign currency fluctuations, same-store SG&A decreased 3.4%. SG&A as a percentage of gross profit was 82.6%, an increase of 430 basis points compared to 78.3% in the prior year. SG&A expenses as a percentage of total revenue was 12.8% and 12.0% in the three months ended March 31, 2020 and 2019, respectively.

Depreciation

(In millions)

			2020 vs. 2019
	2020	2019	Change	% Change
Depreciation	$28.5	$26.4	$2.1	8.0%

The increase in depreciation from 2019 to 2020 is due to a $2.3 million, or 8.9%, increase in same-store depreciation, partially offset by a $0.2 million decrease from net dealership acquisitions/dispositions. The overall increase is primarily related to our ongoing facility improvements and expansion programs.

Floor Plan Interest Expense

(In millions)

			2020 vs. 2019
	2020	2019	Change	% Change
Floor plan interest expense	$17.7	$21.8	$(4.1)	(18.8)%

The decrease in floor plan interest expense from 2019 to 2020 is primarily due to a $4.7 million, or 22.1%, decrease in same-store floor plan interest expense, partially offset by a $0.6 million increase from net dealership acquisitions/dispositions. The overall decrease is primarily due to decreases in amounts outstanding under floor plan arrangements and decreases in applicable rates.

Other Interest Expense

(In millions)

			2020 vs. 2019
	2020	2019	Change	% Change
Other interest expense	$31.7	$29.9	$1.8	6.0%

The increase in other interest expense from 2019 to 2020 is primarily due to an increase in outstanding revolver borrowings under the U.S. credit agreements and an increase in amounts outstanding under our mortgage facilities.

Equity in Earnings of Affiliates

(In millions)

			2020 vs. 2019
	2020	2019	Change	% Change
Equity in earnings of affiliates	$14.5	$26.8	$(12.3)	(45.9)%

The decrease in equity in earnings of affiliates from 2019 to 2020 is primarily due to a decrease of $12.2 million in earnings from our investment in PTS, coupled with a decrease in earnings from our retail automotive joint ventures each primarily due to deteriorating business conditions due to the COVID-19 pandemic as discussed above. For the three months ended March 31, 2019, PTS results include the favorable affirmation of PTS’ position in a litigation matter, which increased our equity earnings by $3.3 million.

Income Taxes

(In millions)

			2020 vs. 2019
	2020	2019	Change	% Change
Income taxes	$20.1	$34.7	$(14.6)	(42.1)%

Income taxes decreased from 2019 to 2020 primarily due to a $62.3 million decrease in our pre-tax income compared to the prior year. Our effective tax rate was 28.1% during the three months ended March 31, 2020 compared to 25.9% during the three months ended March 31, 2019, primarily due to fluctuations in our geographic pre-tax income mix.

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

We have historically expanded our operations through organic growth and the acquisition of dealerships and other businesses. We believe that cash flow from operations, dividends and distributions from our joint venture investments, and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our existing operations and current commitments for at least the next twelve months. In the event that economic conditions remain impacted for longer than we expect due to the COVID-19 pandemic, we pursue significant acquisitions or other expansion opportunities, pursue significant repurchases of our outstanding securities, or refinance or repay existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings, which sources of funds may not necessarily be available on terms acceptable to us, if at all. In addition, our liquidity could be negatively impacted in the event we fail to comply with the covenants under our various financing and operating agreements or in the event our floor plan financing is withdrawn.

On August 15, 2020, our $300 million of 3.75% senior subordinated notes are due. We currently expect to pay those notes with the availability from our U.S. Credit Agreement.

As of March 31, 2020, we had $431.9 million of cash available to fund our operations and capital commitments. In addition, we had $350.0 million, £61.9 million ($76.9 million), and AU $30.0 million ($18.4 million) available for borrowing under our U.S. credit agreement, U.K. credit agreement, and Australian working capital loan agreement, respectively.

Securities Repurchases

From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit agreement, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. As of March 31, 2020, we have $170.6 million in repurchase authorization under the existing securities repurchase program. Refer to the disclosures provided in Part I, Item 1, Note 13 of the Notes to our Consolidated Condensed Financial Statements for a summary of shares repurchased under our securities repurchase program during the three months ended March 31, 2020.

Dividends

We paid the following cash dividends on our common stock in 2019 and 2020:

Per Share Dividends

2019

First Quarter	$0.38
Second Quarter	0.39
Third Quarter	0.40
Fourth Quarter	0.41

2020

First Quarter	$0.42

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

Long-Term Debt Obligations

As of March 31, 2020, we had the following long-term debt obligations outstanding:

March 31,
(In millions)	2020
U.S. credit agreement — revolving credit line	$350.0
U.K. credit agreement — revolving credit line	117.9
U.K. credit agreement — overdraft line of credit	6.3
3.75% senior subordinated notes due 2020	299.5
5.75% senior subordinated notes due 2022	547.9
5.375% senior subordinated notes due 2024	298.2
5.50% senior subordinated notes due 2026	495.9
Australia capital loan agreement	27.1
Australia working capital loan agreement	12.3
Mortgage facilities	416.7
Other	48.9
Total long-term debt	$2,620.7

As of March 31, 2020, we were in compliance with all covenants under our credit agreements and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 10 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of our long-term debt obligations.

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

During the three months ended March 31, 2020, outstanding revolving commitments varied between $45.0 million and $350.0 million under the U.S. credit agreement, between £75.0 million and £140.0 million ($93.1 million and $173.8 million) under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and between AU $0.0 million and AU $10.0 million ($0.0 million and $6.1 million) under the Australia working capital loan agreement. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.

Interest Rate Swaps

The Company periodically uses interest rate swaps to manage interest rate risk associated with the Company’s variable rate floor plan debt. In April 2020, we entered into a new five-year interest rate swap agreement pursuant to which the LIBOR portion of $300.0 million of our U.S. floating rate floor plan debt is fixed at 0.5875%. This arrangement is in effect through April 2025. We may terminate this arrangement at any time, subject to the settlement at that time of the fair value of the swap arrangement.

PTS Dividends

We hold a 28.9% ownership interest in PTS as noted above. Their partnership agreement requires PTS, subject to applicable law and the terms of its credit agreements, to make quarterly distributions to the partners with respect to each fiscal year by no later than 45 days after the end of each of the first three quarters of the year and by April 15 of the following year. PTS’ principal debt agreements allow partner distributions only as long as they are not in default under that agreement and the amount they pay does not exceed 50% of its consolidated net income. We receive pro rata cash distributions relating to this investment, typically in April, May, August and November of each year. In 2019, we received $71.9 million of pro rata cash distributions relating to this investment and we currently expect to continue to receive future distributions from PTS quarterly, subject to its financial performance.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period.

Operating Leases

As of March 31, 2020, we were in compliance with all covenants under our operating leases consisting principally of leases for dealership and other properties, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 3 and Note 12 of the Notes to our Consolidated Condensed Financial Statements for a description of our operating leases.

Off-Balance Sheet Arrangements

Refer to the disclosures provided in Part I, Item 1, Note 12 of the Notes to our Consolidated Condensed Financial Statements for a description of our off-balance sheet arrangements, which include lease obligations and a repurchase commitment related to our floor plan credit agreement with Mercedes Benz Financial Services Australia.

Supplemental Guarantor Financial Information

The following is a description of the terms and conditions of the guarantees with respect to senior subordinated notes of Penske Automotive Group, Inc. (“PAG”) as the issuer of the 5.75% Notes, the 5.375% Notes, the 5.50% Notes, and the 3.75% Notes (collectively the “Senior Subordinated Notes”).

Each of the Senior Subordinated Notes are our unsecured, senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our 100% owned U.S. subsidiaries. Each also contain customary negative covenants and events of default. If we experience certain “change of control” events specified in the indentures, holders of these notes will have the option to require us to purchase for cash all or a portion of their notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest. In addition, if we make certain asset sales and do not reinvest the proceeds thereof or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest.

Guarantor subsidiaries are directly or indirectly 100% owned by PAG, and the guarantees are full and unconditional, and joint and several. The guarantees may be released under certain circumstances upon resale, or transfer by us of the stock of the related guarantor or all or substantially all of the assets of the guarantor to a non-affiliate. Non-wholly owned and foreign subsidiaries of PAG do not guarantee the Senior Subordinated Notes (“Non-Guarantor Subsidiaries”). The following tables present summarized financial information for PAG and the Guarantor Subsidiaries on a combined basis. The financial information of issuers and guarantors is presented on a combined basis; intercompany balances and transactions between issuers and guarantors have been eliminated; the issuer’s or guarantor’s amounts due from, amounts due to, and transactions with non-issuer and non-guarantor subsidiaries and related parties are disclosed separately.

Condensed income statement information:

	PAG and Guarantor Subsidiaries
	Three Months Ended	Twelve Months Ended
	March 31, 2020	December 31, 2019
Revenues	$2,775.5	$12,928.8
Gross profit	459.5	2,019.2
Equity in earnings of affiliates	13.6	142.4
Income from continuing operations	38.3	318.8
Net income	38.3	319.2
Net income attributable to Penske Automotive Group	38.3	319.2

Condensed balance sheet information:

	PAG and Guarantor Subsidiaries
	March 31, 2020	December 31, 2019
Current assets (1)	$3,339.5	$3,157.5
Property and equipment, net	1,107.7	1,104.9
Equity method investments	1,333.2	1,328.8
Other noncurrent assets	3,217.0	3,230.9
Current liabilities	2,561.7	2,684.2
Noncurrent liabilities	4,501.3	4,175.3

(1)	Includes $500.1 million and $497.4 million as of March 31, 2020 and December 31 2019, respectively, due from Non-Guarantors.

During the three months ended March 31, 2020, PAG received $13.0 million from non-guarantor subsidiaries for the repayment of a short-term note. During the twelve months ended December 31, 2019, PAG received $77.3 million in distributions from non-guarantor subsidiaries.

Cash Flows

The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities. The major components of these changes are discussed below.

	Three Months Ended March 31,
(In millions)	2020	2019
Net cash provided by continuing operating activities	$211.9	$91.4
Net cash used in continuing investing activities	(16.1)	(49.9)
Net cash provided by (used in) continuing financing activities	209.9	(37.1)
Net cash provided by (used in) discontinued operations	0.1	(0.1)
Effect of exchange rate changes on cash and cash equivalents	(2.0)	(0.2)
Net change in cash and cash equivalents	$403.8	$4.1

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

	Three Months Ended March 31,
(In millions)	2020	2019
Net cash from continuing operating activities as reported	$211.9	$91.4
Floor plan notes payable — non-trade as reported	11.7	60.1
Net cash from continuing operating activities including all floor plan notes payable	$223.6	$151.5

Cash Flows from Continuing Investing Activities

Cash flows from continuing investing activities consist primarily of cash used for capital expenditures, proceeds from the sale of dealerships, and net expenditures for acquisitions and other investments. Capital expenditures were $25.7 million and $63.1 million during the three months ended March 31, 2020 and 2019, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our retail automotive segment and retail commercial truck segment capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit agreements. Proceeds from the sale of dealerships were $10.3 million and $7.2 million during the three months ended March 31, 2020 and 2019, respectively. We had no Cash used in acquisitions and other investments, net of cash acquired, for the three months ended March 31, 2020 compared to $1.1 million during the three months ended March 31, 2019.

Cash Flows from Continuing Financing Activities

Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, net repayments of floor plan notes payable non-trade, repurchases of common stock, and dividends.

We had net borrowings of long-term debt of $282.9 million and net repayments $10.6 million during the three months ended March 31, 2020 and 2019, respectively. We had net borrowings of floor plan notes payable non-trade of $11.7 million and $60.1 million during the three months ended March 31, 2020 and 2019, respectively. We repurchased common stock for a total of $29.4 million and $54.3 million during the three months ended March 31, 2020 and 2019, respectively. We also paid cash dividends to our stockholders of $34.2 million and $32.2 million during the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, we made payments of $21.1 million to settle contingent consideration to sellers related to previous acquisitions.

Cash Flows from Discontinued Operations

Cash flows relating to discontinued operations are not currently considered, nor are they expected to be, material to our liquidity or our capital resources. Management does not believe that there are any material past, present or upcoming cash transactions relating to discontinued operations.

Related Party Transactions

Stockholders Agreement

Several of our directors and officers are affiliated with Penske Corporation or related entities. Roger S. Penske, our Chair of the Board and Chief Executive Officer, is also Chair of the Board and Chief Executive Officer of Penske Corporation, and through entities affiliated with Penske Corporation, our largest stockholder owning approximately 44% of our outstanding common stock. Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. (collectively, “Mitsui”) own approximately 17% of our outstanding common stock. Mitsui, Penske Corporation and certain other affiliates of Penske Corporation are parties to a stockholders agreement pursuant to which the Penske affiliated companies agreed to vote their shares for up to two directors who are representatives of Mitsui. In turn, Mitsui agreed to vote their shares for up to fourteen directors voted for by the Penske affiliated companies. This agreement terminates in March 2030, upon the mutual consent of the parties, or when either party no longer owns any of our common stock.

Other Related Party Interests and Transactions

Robert Kurnick, Jr., our President and a director, is also the Vice Chair and a director of Penske Corporation. Bud Denker, our Executive Vice President, Human Resources, is also the President of Penske Corporation. Roger S. Penske, Jr., one of our directors, is the son of our chair and is also a director of Penske Corporation. Michael Eisenson, one of our directors, is also a director of Penske Corporation Masashi Yamanaka, one of our directors, is also an employee of Mitsui & Co.

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

Joint Venture Relationships

We are party to a number of joint ventures pursuant to which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of March 31, 2020, our retail automotive joint venture relationships included:

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

Our business is dependent on a number of factors including general economic conditions, fuel prices, interest rate fluctuations, credit availability, environmental and other government regulations and customer business cycles. U.S. light vehicle sales have ranged from a low of 10.4 million units in 2009 to a high 17.5 million units in 2016. Unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on these general economic conditions. According to data published by A.C.T. Research, in recent years, total U.S. retail sales of new Class 8 commercial vehicles have ranged from a low of approximately 97,000 in 2009, to high of approximately 333,779 in 2019. Through geographic expansion, concentration on higher margin regular service and parts revenues and diversification of our customer base, we have attempted to reduce the negative impact of adverse general economic conditions or cyclical trends affecting the Class 8 commercial vehicle industry on our earnings.

Seasonality

Dealership. Our business is modestly seasonal overall. Our U.S. operations generally experience higher volumes of vehicle sales in the second and third quarters of each year due in part to consumer buying trends and the introduction of new vehicle models. Also, vehicle demand, and to a lesser extent demand for service and parts, is generally lower during the winter months than in other seasons, particularly in regions of the U.S. where dealerships may be subject to severe winters. Our U.K. operations generally experience higher volumes of new vehicle sales in the first and third quarters of each year, due primarily to new vehicle registration practices in the U.K.

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

Forward-Looking Statements

Certain statements and information set forth herein, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “goal,” “plan,” “seek,” “project,” “continue,” “will,” “would,” and variations of such words and similar expressions are intended to identify such forward-looking statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this report or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events, or otherwise. Forward-looking statements include, without limitation, statements with respect to:

●	our expectations regarding the COVID-19 pandemic;

●	our future financial and operating performance;

●	future acquisitions and dispositions;

●	future potential capital expenditures and securities repurchases;

●	our ability to realize cost savings and synergies;

●	our ability to respond to economic cycles;

●	trends in the automotive retail industry and commercial vehicles industries and in the general economy in the various countries in which we operate;

●	our ability to access the remaining availability under our credit agreements;

●	our liquidity;

●	performance of joint ventures, including PTS;

●	future foreign exchange rates and geopolitical events, such as Brexit;

●	the outcome of various legal proceedings;

●	results of self-insurance plans;

●	trends affecting the automotive industry generally and our future financial condition or results of operations; and

●	our business strategy.

Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in our 2019 annual report on Form 10-K filed February 21, 2020. Important factors that could cause actual results to differ materially from our expectations include those mentioned in “Item 1A. Risk Factors” and the following:

●	our business and the automotive retail and commercial vehicles industries in general are susceptible to adverse economic conditions, including changes in interest rates, foreign exchange rates, customer demand, customer confidence, fuel prices, unemployment rates and credit availability (including any adverse impact from the COVID-19 pandemic discussed in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A. Risk Factors);

●	the political and economic outcome of Brexit in the U.K.;

●	increased tariffs, import product restrictions, and foreign trade risks that may impair our ability to sell foreign vehicles profitably, including any eventual tariffs resulting from the threats from the Trump Administration to add 25% tariffs on foreign vehicles or parts;

●	the number of new and used vehicles sold in our markets;

●	the effect on our businesses of the trend of electrification of vehicle engines, new mobility technologies such as shared vehicle services, such as Uber and Lyft, and the eventual availability of driverless vehicles;

●	vehicle manufacturers exercise significant control over our operations, and we depend on them and the continuation of our franchise and distribution agreements in order to operate our business;

●	we depend on the success, popularity and availability of the brands we sell, and adverse conditions affecting one or more vehicle manufacturers, including the adverse impact on the vehicle and parts supply chain due to natural disasters or other disruptions that interrupt the supply of vehicles and parts to us (including any disruptions resulting from the new fuel economy testing and Co2 emissions legislation in the United Kingdom and Europe or the COVID-19 pandemic discussed in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A. Risk Factors), may negatively impact our revenues and profitability;

●	we are subject to the risk that a substantial number of our new or used inventory may be unavailable due to recall or other reasons;

●	the success of our commercial vehicle distribution operations and engine and power systems distribution operations depends upon continued availability of the vehicles, engines, power systems, and other parts we distribute, demand for those vehicles, engines, power systems, and parts and general economic conditions in those markets;

●	a restructuring of any significant vehicle manufacturer or supplier;

●	our operations may be affected by severe weather, such as the recent hurricanes in Puerto Rico, Florida, and Texas, or other periodic business interruptions;

●	we have substantial risk of loss not covered by insurance;

●	we may not be able to satisfy our capital requirements for acquisitions, facility renovation projects, financing the purchase of our inventory, or refinancing of our debt when it becomes due;

●	our level of indebtedness may limit our ability to obtain financing generally and may require that a significant portion of our cash flow be used for debt service;

●	non-compliance with the financial ratios and other covenants under our credit agreements and operating leases;

●	higher interest rates may significantly increase our variable rate interest costs and, because many customers finance their vehicle purchases, decrease vehicle sales;

●	our operations outside of the U.S. subject our profitability to fluctuations relating to changes in foreign currency values, which have most recently occurred as a result of the June 2016 U.K. referendum for Brexit;

●	with respect to PTS, changes in the financial health of its customers, labor strikes or work stoppages by its employees, a reduction in PTS’ asset utilization rates, continued availability from truck manufacturers and suppliers of vehicles and parts for its fleet, changes in values of used trucks which affects PTS’ profitability on truck sales, compliance costs in regards to its trucking fleet and truck drivers, its ability to retain qualified drivers and technicians, risks associated with its participation in multi-employer pension plans, conditions in the capital markets to assure PTS’ continued availability of capital to purchase trucks, the effect of changes in lease accounting rules on PTS customers’ purchase/lease decisions, and industry competition, each of which could impact distributions to us;

●	we are dependent on continued security and availability of our information technology systems and we may be subject to fines, penalties, and other costs under applicable privacy laws if we do not maintain our confidential customer and employee information properly;

●	if we lose key personnel, especially our Chief Executive Officer, or are unable to attract additional qualified personnel;

●	new or enhanced regulations relating to automobile dealerships including those being considered by the Financial Conduct Authority in the U.K. restricting certain compensation we receive relating to automotive financing in the U.K.;

●	changes in tax, financial or regulatory rules or requirements;

●	we could be subject to legal and administrative proceedings which, if the outcomes are adverse to us, could have a material adverse effect on our business;

●	if state dealer laws in the U.S. are repealed or weakened, our automotive dealerships may be subject to increased competition and may be more susceptible to termination, non-renewal or renegotiation of their franchise agreements;

●	some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests; and

●	shares of our common stock eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR, the Bank of England Base Rate, or the Australian Bank Bill Swap Rate. Based on the amount outstanding under these facilities as of March 31, 2020, a 100 basis point change in interest rates would result in an approximate $4.8 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Australian Bank Bill Swap Rate, or the New Zealand Bank Bill Benchmark Rate.

Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the trailing twelve months ended March 31, 2020, a 100 basis point change in interest rates would result in an approximate $37.4 million change to our annual floor plan interest expense. In April 2020, we entered into a new five-year interest rate swap agreement pursuant to which the LIBOR portion of $300.0 million of our U.S. floating rate floor plan debt is fixed at 0.5875%.

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

Foreign Currency Exchange Rates. As of March 31, 2020, we had consolidated operations in the U.K., Germany, Italy, Canada, Australia and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $211.0 million change to our revenues for the three months ended March 31, 2020.

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

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition, or future results. The following updates the risk factors included in our 2019 Form 10-K:

COVID-19 has disrupted, and may continue to disrupt, our business, which could adversely affect our financial performance. The outbreak of COVID-19 across the globe has adversely impacted each of our markets and the global economy, leading to disruptions to our business. The pandemic continues in most of our markets. Governmental authorities are taking countermeasures to slow the outbreak, including shelter-in-place orders, stay-at-home orders, large-scale restrictions on travel and government-funded assistance programs to individuals and businesses. In March 2020, same-store new and used automotive retail sales declined 40.2%. While most of our repair services have been deemed essential under such restrictions, in March 2020, we experienced a 24.5% decline in our automotive service and parts business and a 6.6% same-store decline in our commercial vehicle service and parts operations. The pandemic is a highly fluid and rapidly evolving situation, and we cannot anticipate with any certainty the length, scope, or severity of such restrictions in each of the jurisdictions that we operate.

The full impact that COVID-19 will have on our business cannot be predicted at this time due to numerous uncertainties, including the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and business closures, the effectiveness of actions taken to contain the disease, the effect of government assistance programs, and other unintended consequences. This impact could include changes in customer demand; our relationship with, and the financial and operational capacities of, vehicle manufacturers, captive finance companies and other suppliers; workforce availability; risks associated with our indebtedness (including available borrowing capacity, compliance with financial covenants and ability to refinance or repay indebtedness on favorable terms); the adequacy of our cash flow and earnings and other conditions which may affect our liquidity; our ability to pay our quarterly dividend at prior levels; and disruptions to our technology network and other critical systems, including our dealer management systems and software or other facilities or equipment.

We believe that business disruption relating to the COVID-19 pandemic will continue to negatively impact the global economy and may materially affect our businesses as outlined above, or in other manners, all of which would adversely impact our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2020, we repurchased 890,195 shares of our outstanding common stock for approximately $29.4 million, or an average of $33.06 per share, under our securities repurchase program approved by our Board of Directors. As of March 31, 2020, our remaining authorization under the program was $170.6 million.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
January 1 to January 31, 2020	—	$—	—	$—
February 1 to February 29, 2020	—	$—	—	$—
March 1 to March 31, 2020	890,195	$33.06	890,195	$—
	890,195		890,195

Item 6. Exhibits

EXHIBIT INDEX

Exhibit
No.	Description

22	List of Guarantor Subsidiaries under the Company’s Senior Subordinated Notes

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.

32	Section 1350 Certification.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger S. Penske
Roger S. Penske
Date: May 6, 2020		Chief Executive Officer

	By:	/s/ J.D. Carlson
J.D. Carlson
Date: May 6, 2020		Chief Financial Officer