Form 10-Q
period 2020-06-30
PENSKE AUTOMOTIVE GROUP, INC.
filed 2020-07-31
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of July 27, 2020, there were 80,337,759 shares of voting common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2020	2019

	(Unaudited)
	(In millions, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$159.3	$28.1
Accounts receivable, net of allowance for doubtful accounts of $5.6 and $5.7	756.6	960.3
Inventories	3,425.9	4,260.7
Other current assets	76.6	85.0
Total current assets	4,418.4	5,334.1
Property and equipment, net	2,293.7	2,366.4
Operating lease right-of-use assets	2,311.1	2,360.5
Goodwill	1,878.1	1,911.0
Other indefinite-lived intangible assets	545.6	552.2
Equity method investments	1,409.5	1,399.0
Other long-term assets	19.7	19.5
Total assets	$12,876.1	$13,942.7
LIABILITIES AND EQUITY
Floor plan notes payable	$1,957.4	$2,412.5
Floor plan notes payable — non-trade	1,284.1	1,594.0
Accounts payable	679.4	638.8
Accrued expenses and other current liabilities	684.8	701.9
Current portion of long-term debt	83.3	103.3
Liabilities held for sale	0.5	0.5
Total current liabilities	4,689.5	5,451.0
Long-term debt	2,054.1	2,257.0
Long-term operating lease liabilities	2,252.6	2,301.2
Deferred tax liabilities	689.2	677.9
Other long-term liabilities	413.1	444.0
Total liabilities	10,098.5	11,131.1
Commitments and contingent liabilities (Note 12)
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 80,339,909 shares issued and outstanding at June 30, 2020; 81,084,751 shares issued and outstanding at December 31, 2019	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	296.3	320.4
Retained earnings	2,738.4	2,675.8
Accumulated other comprehensive income (loss)	(274.8)	(202.8)
Total Penske Automotive Group stockholders’ equity	2,759.9	2,793.4
Non-controlling interest	17.7	18.2
Total equity	2,777.6	2,811.6
Total liabilities and equity	$12,876.1	$13,942.7

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(Unaudited)
	(In millions, except per share amounts)
Revenue:
Retail automotive dealership	$3,153.5	$5,196.3	$7,570.1	$10,287.5
Retail commercial truck dealership	399.2	426.8	890.6	759.1
Commercial vehicle distribution and other	98.4	132.7	199.5	273.6
Total revenues	3,651.1	5,755.8	8,660.2	11,320.2
Cost of sales:
Retail automotive dealership	2,687.2	4,421.4	6,425.7	8,751.1
Retail commercial truck dealership	339.0	368.3	761.6	646.2
Commercial vehicle distribution and other	72.0	98.3	143.3	203.6
Total cost of sales	3,098.2	4,888.0	7,330.6	9,600.9
Gross profit	552.9	867.8	1,329.6	1,719.3
Selling, general and administrative expenses	453.6	668.9	1,095.4	1,335.3
Depreciation	27.9	27.1	56.4	53.5
Operating income	71.4	171.8	177.8	330.5
Floor plan interest expense	(11.7)	(21.0)	(29.4)	(42.8)
Other interest expense	(28.4)	(30.4)	(60.1)	(60.3)
Equity in earnings of affiliates	29.9	39.5	44.4	66.3
Income from continuing operations before income taxes	61.2	159.9	132.7	293.7
Income taxes	(16.5)	(41.5)	(36.6)	(76.2)
Income from continuing operations	44.7	118.4	96.1	217.5
Income from discontinued operations, net of tax	0.1	0.1	0.2	0.2
Net income	44.8	118.5	96.3	217.7
Less: (Loss) Income attributable to non-controlling interests	(0.3)	0.7	(0.5)	(0.3)
Net income attributable to Penske Automotive Group common stockholders	$45.1	$117.8	$96.8	$218.0
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.56	$1.42	$1.20	$2.61
Discontinued operations	—	—	—	—
Net income attributable to Penske Automotive Group common stockholders	$0.56	$1.42	$1.20	$2.61
Shares used in determining basic earnings per share	80.4	82.9	80.7	83.6
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$0.56	$1.42	$1.20	$2.60
Discontinued operations	—	—	—	—
Net income attributable to Penske Automotive Group common stockholders	$0.56	$1.42	$1.20	$2.61
Shares used in determining diluted earnings per share	80.5	82.9	80.8	83.7
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$44.7	$118.4	$96.1	$217.5
Less: (Loss) Income attributable to non-controlling interests	(0.3)	0.7	(0.5)	(0.3)
Income from continuing operations, net of tax	45.0	117.7	96.6	217.8
Income from discontinued operations, net of tax	0.1	0.1	0.2	0.2
Net income attributable to Penske Automotive Group common stockholders	$45.1	$117.8	$96.8	$218.0
Cash dividends per share	$—	$0.39	$0.42	$0.77

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(Unaudited)
	(In millions)
Net income	$44.8	$118.5	$96.3	$217.7
Other comprehensive income:
Foreign currency translation adjustment	27.6	(16.5)	(65.3)	(9.8)
Unrealized loss on interest rate swaps:
Unrealized loss arising during the period, net of tax benefit of $1.5, $0.0, $1.5 and $0.0, respectively	(4.1)	—	(4.1)	—
Reclassification adjustment for loss included in floor plan interest expense, net of tax provision of $0.0, $0.0, $0.0 and $0.0, respectively	—	—	—	—
Unrealized loss on interest rate swaps, net of tax	(4.1)	—	(4.1)	—
Other adjustments to comprehensive income, net	1.3	2.0	(2.7)	3.8
Other comprehensive income (loss), net of tax	24.8	(14.5)	(72.1)	(6.0)
Comprehensive income	69.6	104.0	24.2	211.7
Less: Comprehensive (loss) income attributable to non-controlling interests	(0.2)	0.8	(0.6)	(0.5)
Comprehensive income attributable to Penske Automotive Group common stockholders	$69.8	$103.2	$24.8	$212.2

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2020	2019

	(Unaudited)
	(In millions)
Operating Activities:
Net income	$96.3	$217.7
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	56.4	53.5
Earnings of equity method investments	(37.6)	(53.4)
Income from discontinued operations, net of tax	(0.2)	(0.2)
Deferred income taxes	20.8	29.7
Changes in operating assets and liabilities:
Accounts receivable	203.9	(15.2)
Inventories	827.3	35.5
Floor plan notes payable	(452.6)	15.0
Accounts payable and accrued expenses	35.5	55.3
Other	34.6	(33.3)
Net cash provided by continuing operating activities	784.4	304.6
Investing Activities:
Purchase of equipment and improvements	(76.8)	(134.5)
Proceeds from sale of dealerships	10.3	7.2
Proceeds from sale-leaseback transactions	—	7.3
Proceeds from sale of equipment and improvements	19.8	5.2
Acquisitions net, including repayment of sellers’ floor plan notes payable of $0 and $0, respectively	—	(1.1)
Other	(1.1)	(6.1)
Net cash used in continuing investing activities	(47.8)	(122.0)
Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	580.0	821.0
Repayments under U.S. credit agreement revolving credit line	(625.0)	(851.0)
Net (repayments) borrowings of other long-term debt	(160.8)	39.8
Net (repayments) borrowings of floor plan notes payable — non-trade	(309.9)	6.8
Payments for contingent consideration	(21.1)	—
Repurchases of common stock	(29.4)	(130.6)
Dividends	(34.2)	(64.5)
Other	(4.8)	0.4
Net cash used in continuing financing activities	(605.2)	(178.1)
Discontinued operations:
Net cash provided by discontinued operating activities	0.1	—
Net cash provided by discontinued investing activities	—	—
Net cash provided by discontinued financing activities	—	—
Net cash provided by discontinued operations	0.1	—
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.1)
Net change in cash and cash equivalents	131.2	4.4
Cash and cash equivalents, beginning of period	28.1	39.4
Cash and cash equivalents, end of period	$159.3	$43.8
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$81.9	$102.6
Income taxes	5.1	47.2

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	Three Months Ended June 30, 2020

					Accumulated	Total
	Common Stock		Additional		Other	Penske
	Issued		Paid-in	Retained	Comprehensive	Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity

	(Unaudited)
	(Dollars in millions)
Balance, March 31, 2020	80,463,278	$—	$295.9	$2,693.3	$(299.5)	$2,689.7	$17.8	$2,707.5
Equity compensation	9,724	—	5.2	—	—	5.2	—	5.2
Repurchases of common stock	(133,093)	—	(4.8)	—	—	(4.8)	—	(4.8)
Dividends	—	—	—	—	—	—	—	—
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	—	—	—	—
Distributions to non-controlling interest	—	—	—	—	—	—	—	—
Interest rate swaps	—	—	—	—	(4.1)	(4.1)	—	(4.1)
Foreign currency translation	—	—	—	—	27.5	27.5	0.1	27.6
Other	—	—	—	—	1.3	1.3	0.1	1.4
Net income	—	—	—	45.1	—	45.1	(0.3)	44.8
Balance, June 30, 2020	80,339,909	$—	$296.3	$2,738.4	$(274.8)	$2,759.9	$17.7	$2,777.6

	Three Months Ended June 30, 2019

					Accumulated	Total
	Common Stock		Additional		Other	Penske
	Issued		Paid-in	Retained	Comprehensive	Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity

	(Unaudited)
	(Dollars in millions)
Balance, March 31, 2019	83,651,509	$—	$428.1	$2,438.8	$(225.7)	$2,641.2	$19.7	$2,660.9
Adoption of ASC 842	—	—	—	—	—	—	—	—
Equity compensation	11,662	—	4.6	—	—	4.6	—	4.6
Repurchases of common stock	(1,706,866)	—	(76.2)	—	—	(76.2)	—	(76.2)
Dividends	—	—	—	(32.3)	—	(32.3)	—	(32.3)
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	—	—	—	—
Distributions to non-controlling interest	—	—	—	—	—	—	(0.3)	(0.3)
Foreign currency translation	—	—	—	—	(16.6)	(16.6)	0.1	(16.5)
Other	—	—	—	—	2.0	2.0	0.3	2.3
Net income	—	—	—	117.8	—	117.8	0.7	118.5
Balance, June 30, 2019	81,956,305	$—	$356.5	$2,524.3	$(240.3)	$2,640.5	$20.5	$2,661.0

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	Six Months Ended June 30, 2020

					Accumulated	Total
	Common Stock		Additional		Other	Penske
	Issued		Paid-in	Retained	Comprehensive	Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity

	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2019	81,084,751	$—	$320.4	$2,675.8	$(202.8)	$2,793.4	$18.2	$2,811.6
Equity compensation	278,446	—	10.1	—	—	10.1	—	10.1
Repurchases of common stock	(1,023,288)	—	(34.2)	—	—	(34.2)	—	(34.2)
Dividends	—	—	—	(34.2)	—	(34.2)	—	(34.2)
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	—	—	—	—
Distributions to non-controlling interest	—	—	—	—	—	—	—	—
Interest rate swaps	—	—	—	—	(4.1)	(4.1)	—	(4.1)
Foreign currency translation	—	—	—	—	(65.2)	(65.2)	(0.1)	(65.3)
Other	—	—	—	—	(2.7)	(2.7)	0.1	(2.6)
Net income	—	—	—	96.8	—	96.8	(0.5)	96.3
Balance, June 30, 2020	80,339,909	$—	$296.3	$2,738.4	$(274.8)	$2,759.9	$17.7	$2,777.6

	Six Months Ended June 30, 2019

					Accumulated	Total
	Common Stock		Additional		Other	Penske
	Issued		Paid-in	Retained	Comprehensive	Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity

	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2018	84,546,970	$—	$477.8	$2,365.8	$(234.5)	$2,609.1	$25.6	$2,634.7
Adoption of ASC 842	—	—	—	5.0	—	5.0	—	5.0
Equity compensation	374,549	—	9.3	—	—	9.3	—	9.3
Repurchases of common stock	(2,965,214)	—	(130.6)	—	—	(130.6)	—	(130.6)
Dividends	—	—	—	(64.5)	—	(64.5)	—	(64.5)
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	—	—	(4.8)	(4.8)
Distributions to non-controlling interest	—	—	—	—	—	—	(0.4)	(0.4)
Foreign currency translation	—	—	—	—	(9.6)	(9.6)	(0.2)	(9.8)
Other	—	—	—	—	3.8	3.8	0.6	4.4
Net income	—	—	—	218.0	—	218.0	(0.3)	217.7
Balance, June 30, 2019	81,956,305	$—	$356.5	$2,524.3	$(240.3)	$2,640.5	$20.5	$2,661.0

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

COVID-19 Disclosure

Overview - The outbreak of COVID-19 across the globe has adversely impacted each of our markets and the global economy, leading to disruptions to our business. The pandemic continues in all of our markets. Governmental authorities have taken countermeasures to slow the outbreak including shelter-in-place orders, stay at home orders, large-scale restrictions on travel, and government-funded assistance programs to individuals and businesses. In April and May of 2020, as a result of business closures and shelter-in-place orders, same-store new and used automotive retail unit sales declined 71% and 50%, while service and parts revenue declined 60% and 43%, respectively, when compared to the same months last year. In June 2020, as operations began to reopen, our retail automotive business same-store new and used unit sales decreased 1% compared to the same month last year and service and parts revenue decreased 3%. The pandemic is a highly fluid and rapidly evolving situation, and while we continue to adjust our operations to conform to regulatory changes and consumer preferences in the evolving environment, we cannot anticipate with any certainty the length, scope, or severity of the business impact from the pandemic in each of the jurisdictions that we operate. See “Part II, Item 1A. Risk Factors.”

In response to shelter-in-place orders resulting from the COVID-19 pandemic, many of our automotive and commercial vehicle showrooms were closed (though all have since reopened). In permissible jurisdictions, however, we continued limited sales activity by appointment or through our e-commerce channels. Virtually all of our service, parts, and collision center departments remained open during the crisis, and curbside or home delivery offerings supplemented our traditional service offerings. We modified certain business practices to conform to government restrictions and best practices encouraged by government and regulatory authorities. In all of our locations, we implemented enhanced cleaning procedures, enforced social distancing guidelines, and took other precautions to maintain the health and safety of our employees and customers. We continue to experience interim business closures at some of our facilities in response to a customer or employee reporting a positive test result for COVID-19. When we become aware of such result, we notify appropriate personnel and deep clean our facility, which may include closure of that facility. We also are experiencing increased costs for providing the appropriate level of safety equipment for our facilities and employees, as well as increased costs for daily and enhanced deep cleaning when appropriate.

Across the company, we implemented a hiring freeze and expense reductions, and postponed an estimated $150 million in capital expenditures. We also furloughed over 15,000 employees in February and March in various countries. As of July 1, 2020, we have brought back employees to work according to business levels and approximately 14% of our workforce remained furloughed. We have also reduced our workforce by approximately 2,000 employees. Our remaining employees have been working reduced hours or have taken pay cuts, including a temporary 100% reduction in salary for the CEO and President, a 25% reduction in salary for our other executive officers (reduced to 12.5% beginning July 1, 2020), and the Board of Directors has waived cash compensation through September 30, 2020.

Most of our manufacturer partners began suspending production beginning in late March while many started to reopen beginning in late May. Our inventory levels have allowed us to continue to do business with the slowdown in sales driven by the pandemic; however, we are experiencing limited inventory of certain models. Our manufacturer partners began providing us with additional incentive support in March. In addition, our manufacturer and lending partners are providing support to retail customers such as increased incentives, payment deferrals, as well as 0% financing on certain vehicles and term lengths.

United States – Beginning in March 2020, shelter-in-place rules in many states either required we close dealerships or limit our automotive dealership operations to essential services. Virtual/online sales of new and used vehicles remained available in all locations, while the service departments remained open to support critical transportation needs. In May, many shelter-in-place rules began to expire, and restrictions were slowly lifted in many states allowing us to reopen dealerships. Same-store new and used automotive retail unit sales declined 50% in April and 26% in May when compared to the same month last year. In June 2020, our automotive dealership operations across the U.S. experienced a 9% decrease in unit volume and a 5% decrease in service and parts revenues compared to the prior year on a same store basis. Our U.S. used supercenters experienced a same-store used unit sales decrease of 20% in the month of June.

Commercial truck dealership sales and service operations remained open in most locations around the U.S. and Canada providing essential services to our customers. We have continued to experience steady demand for new and used truck sales and service and parts throughout 2020. For the three months ended June 30, 2020, the North American Class 8 retail sales market declined 51.1% while our new same-store unit sales declined 52.2% during the same period while same-store revenue declined 40.2%. However, in total, which includes the acquisition of Warner Trucks we completed in the third quarter of 2019, total units retailed decreased 8.2%, and revenue decreased 6.5% to $399.2 million.

Penske Transportation Solutions – We have a 28.9% ownership interest in Penske Transportation Solutions ("PTS"). As an integral part of the North American supply chain, PTS has been generally classified as essential by governmental authorities. This has allowed PTS to remain operating in much of its business, providing crucial supply chain and transportation services to its customers. While its full-service leasing and contract maintenance businesses remained consistent, commercial rental utilization slowed during April and May but began to increase in June with the expirations of the shelter-in-place orders. PTS experienced mixed results in the logistics services business as increased volume in the grocery sector was offset by plant closings in automotive and manufacturing but have returned to normal operations. In response, PTS implemented, among other items, approximately 7,000 layoffs, a 30% reduction in executive salaries (which reduction was eliminated beginning July 1, 2020), and reduced associate work schedules, although most personnel have returned to work as of July 2020.

United Kingdom – All dealerships closed on March 24, 2020 in accordance with government orders, though we provided service and parts operations on an emergency basis. Over 90% of the employees in the U.K. were placed on furlough beginning March 24, 2020. However, we opened substantially all service and parts operations in mid-May and showrooms in early June. As of July 1, 2020, approximately 1,950 employees, or approximately 20% of the U.K. workforce, remain on furlough. Same-store new and used automotive retail unit sales declined nearly 100% in April and 85% in May when compared to the same month last year. In June 2020, our automotive dealership operations across the U.K. experienced a 9% increase in unit volume and a 1% decrease in service and parts revenues on a same store basis, when compared to June 2019. Our U.K. used supercenters experienced a same-store used unit sales decrease of 6% in the month of June.

Australia – In most jurisdictions, non-essential business operations were closed by government order in March 2020 though many governmental restrictions have since been lifted. Penske Australia has been deemed essential throughout the COVID-19 pandemic, and therefore, sales, parts, service, and defense functions continue to remain operational.

Government Assistance – We received government assistance in most of our jurisdictions through COVID-19 related government programs which provided tax credits or direct wage or health care assistance payments to us. These programs generally require us to claim tax credits or apply to the government for reimbursement of wages or employee health benefits based on the applicable laws and programs within each jurisdiction. In the second quarter, we received $49.5 million of wage assistance for furloughed employees in the U.K, as well as an additional $6.4 million of assistance and tax credits in our U.S. and other jurisdictions. As a result, we recorded a reduction to selling, general, and administrative expenses of approximately $55.9 million for the amount of government assistance received during the quarter ended June 30, 2020.

Liquidity – As of June 30, 2020, we had $159.3 million of cash and access to an additional $1 billion of availability through our revolving credit facilities. On August 15, 2020, our $300 million of 3.75% senior subordinated notes are due. We currently expect to pay those notes with the availability from our U.S. Credit Agreement which was undrawn as of June 30, 2020.

Risks and Uncertainties – The full impact that COVID-19 will have on our business cannot be predicted at this time due to numerous uncertainties, including the duration of the outbreak, travel restrictions, business closures, the effectiveness of actions taken to contain the disease, the development of a reliable vaccine, the effect of government assistance programs, production levels from our manufacturing partners, and other unintended consequences. This impact could include changes in customer demand; our relationship with, and the financial and operational capacities of, vehicle manufacturers, captive finance companies and other suppliers; workforce availability; risks associated with our indebtedness (including available borrowing capacity, compliance with financial covenants and ability to refinance or repay indebtedness on favorable terms); the adequacy of our cash flow and earnings and other conditions which may affect our liquidity; our ability to pay our quarterly dividend at prior levels; and disruptions to our technology network and other critical systems, including our dealer management systems and software or other facilities or equipment.

We believe that business disruption relating to the COVID-19 pandemic will continue to negatively impact the global economy and may materially affect our businesses as outlined above, or in other manners, all of which would adversely impact our business and results of operations.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $20.6 billion in total retail automotive dealership revenue we generated in 2019. As of June 30, 2020, we operated 317 retail automotive franchises, of which 145 franchises are located in the U.S. and 172 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the six months ended June 30, 2020, we retailed and wholesaled more than 222,000 vehicles. We are diversified geographically, with 60% of our total retail automotive dealership revenues in the six months ended June 30, 2020 generated in the U.S. and Puerto Rico and 40% generated outside the U.S. We offer over 35 vehicle brands, with 70% of our retail automotive dealership revenue in the six months ended June 30, 2020 generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz and Porsche. Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products. We operate our franchised dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry.

We also operate sixteen used vehicle supercenters in the U.S. and the U.K. which retail and wholesale used vehicles under a one price, “no-haggle” methodology. Our CarSense operations in the U.S. consist of six retail locations operating in the Philadelphia and Pittsburgh, Pennsylvania market areas. Our CarShop operations in the U.K. consist of ten retail locations and a vehicle preparation center. We expect to open 3 to 4 additional used vehicle supercenters by the end of calendar year 2021.

During the six months ended June 30, 2020, we disposed of four retail automotive franchises in the U.K. and made no acquisitions.

Retail Commercial Truck Dealership. We operate a heavy and medium-duty truck dealership group known as Premier Truck Group (“PTG”) offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations in Texas, Oklahoma, Tennessee, Georgia, Utah, Idaho, and Canada. As of June 30, 2020, PTG operated twenty-five locations. PTG also offers a full range of used trucks available for sale as well as service and parts departments, providing a full range of maintenance and repair services.

Penske Australia. We are the exclusive importer and distributor of Western Star heavy-duty trucks, MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Allison

Transmission, MTU Onsite Energy, and Rolls Royce Power Systems. This business, known as Penske Australia, offers products across the on- and off-highway markets, including in the construction, mining, marine, and defense sectors, and supports full parts and aftersales service through a network of branches, field locations and dealers across the region.

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

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of June 30, 2020 and December 31, 2019 and for the three and six month periods ended June 30, 2020 and 2019 is unaudited, but includes all adjustments which our management believes to be necessary for the fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2019, which are included as part of our Annual Report on Form 10-K.

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

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% senior subordinated notes due 2020	$299.9	$299.8	$299.2	$302.6
5.75% senior subordinated notes due 2022	548.1	549.2	547.6	556.7
5.375% senior subordinated notes due 2024	298.3	299.8	298.0	306.7
5.50% senior subordinated notes due 2026	496.1	496.3	495.7	521.7
Mortgage facilities	417.0	438.9	423.2	430.9

Assets Held for Sale and Discontinued Operations

We had no entities newly classified as held for sale during the six months ended June 30, 2020 or 2019 that met the criteria to be classified as discontinued operations. The financial information for entities that were classified as discontinued operations prior to adoption of Accounting Standards Update No. 2014-08 are included in “Income from discontinued operations” in the accompanying consolidated condensed statements of income and “Liabilities held for sale” in the accompanying consolidated condensed balance sheets for all periods presented.

Disposals

During the six months ended June 30, 2020, we disposed of four retail automotive franchises. The results of operations for these businesses are included within continuing operations for the three and six months ended June 30, 2020 and 2019, as these franchises did not meet the criteria to be classified as held for sale and treated as discontinued operations.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, includes various income and payroll tax provisions, modifications to federal net operating loss rules, business interest deduction limitations, and bonus depreciation eligibility for qualified improvement property. Although we are currently evaluating the full impact of these provisions and recent IRS guidance, we expect to be positively impacted by the five-year carryback of net operating losses and payroll tax deferral provision, in addition to receiving benefits from the employee retention tax credit.

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

Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities

In March 2020, the Securities and Exchange Commission (“SEC”) adopted final rules that amend the financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities in Rule 3-10 of Regulation S-

X. The amended rules narrow the circumstances that require separate financial statements of subsidiary issuers and guarantors and streamline the alternative disclosures required in lieu of those statements. The amended rules allow the registrants, among other things, to disclose summarized financial information of the issuer and guarantors on a combined basis and to present only the most recently completed fiscal year and subsequent year-to-date interim period. The rule is effective January 4, 2021, but earlier compliance is permitted. The Company early adopted the rule in the first quarter of 2020.

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

Dealership Finance and Insurance Sales. Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection and extended service contracts. These commissions are recorded as revenue at a point in time when the customer enters into the contract. Payment is typically due and collected within 30 days subsequent to the execution of the contract with the customer. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $27.4 million and $26.6 million as of June 30, 2020 and December 31, 2019, respectively.

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

Service and parts revenue represented $51.0 million and $100.9 million for the three and six months ended June 30, 2020 and $69.0 million and $134.4 million for three and six months ended June 30, 2019, respectively, for Penske Australia.

Retail Automotive Dealership

The following tables disaggregate our retail automotive reportable segment revenue by product type and geographic location for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
Retail Automotive Dealership Revenue	2020	2019	2020	2019
New vehicle	$1,384.7	$2,310.4	$3,249.2	$4,541.6
Used vehicle	1,166.0	1,852.7	2,785.6	3,704.7
Finance and insurance, net	97.1	165.5	241.5	325.5
Service and parts	345.2	550.7	858.5	1,110.5
Fleet and wholesale	160.5	317.0	435.3	605.2
Total retail automotive dealership revenue	$3,153.5	$5,196.3	$7,570.1	$10,287.5

	Three Months Ended June 30,		Six Months Ended June 30,
Retail Automotive Dealership Revenue	2020	2019	2020	2019
U.S.	$2,053.8	$2,905.9	$4,507.7	$5,628.6
U.K.	837.8	1,928.2	2,503.2	3,968.1
Germany and Italy	261.9	362.2	559.2	690.8
Total retail automotive dealership revenue	$3,153.5	$5,196.3	$7,570.1	$10,287.5

Retail Commercial Truck Dealership

The following table disaggregates our retail commercial truck reportable segment revenue by product type for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
Retail Commercial Truck Dealership Revenue	2020	2019	2020	2019
New truck	$235.5	$296.0	$553.8	$503.4
Used truck	36.9	27.6	71.5	51.7
Finance and insurance, net	3.2	2.9	6.4	5.9
Service and parts	111.6	94.6	236.0	186.1
Other	12.0	5.7	22.9	12.0
Total retail commercial truck dealership revenue	$399.2	$426.8	$890.6	$759.1

Commercial Vehicle Distribution and Other

The following table disaggregates our other reportable segment revenue by business for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
Commercial Vehicle Distribution and Other	2020	2019	2020	2019
Commercial Vehicle Distribution	$98.4	$132.7	$199.5	$273.6
Other	—	—	—	—
Total commercial vehicle distribution and other revenue	$98.4	$132.7	$199.5	$273.6

Contract Balances

The following table summarizes our accounts receivable and unearned revenues as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Accounts receivable
Contracts in transit	$263.5	$291.1
Vehicle receivables	220.6	249.8
Manufacturer receivables	135.9	244.6
Trade receivables	129.0	164.7

Accrued expenses
Unearned revenues	$257.8	$262.9

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

Unearned revenues primarily relate to payments received from customers prior to satisfaction of our performance obligations, such as customer deposits and deferred revenues from operating leases. These amounts are presented within “Accrued expenses and other current liabilities” on our consolidated balance sheets. Of the amounts recorded as unearned revenues as of December 31, 2019, $180.4 million was recognized as revenue during the six months ended June 30, 2020.

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

We estimate the total undiscounted rent obligations under these leases, including any extension periods that we are reasonably certain to exercise, to be $5.3 billion as of June 30, 2020. Some of our lease arrangements include rental payments that are adjusted based on an index or rate, such as the Consumer Price Index (CPI). As the rate implicit in the lease is generally not readily determinable for our operating leases, the discount rates used to determine the present value of our lease liability are based on our incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. Our incremental borrowing rate for a lease is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

In connection with the sale, relocation and closure of certain of our franchises, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties was $6.5 million and $12.9 million for the three and six months ended June 30, 2020 and $5.7 million and $11.1 million for the three and six months ended June 30, 2019, respectively. We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period. We had no proceeds from sale-leaseback transactions during the six months ended June 30, 2020 compared to $7.3 million during the six months June 30, 2019. We do not have any material leases that have not yet commenced as of June 30, 2020.

The following table summarizes our net operating lease cost during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease Cost
Operating lease cost (1)	$60.5	$60.5	$120.5	$124.0
Sublease income	(6.5)	(5.7)	(12.9)	(11.1)
Total lease cost	$54.0	$54.8	$107.6	$112.9

(1)Includes short-term leases and variable lease costs, which are immaterial.

The following table summarizes supplemental cash flow information related to our operating leases:

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
Other Information
Gains on sale and leaseback transactions, net	$—	$(0.2)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	114.3	118.3
Right-of-use assets obtained in exchange for operating lease liabilities	2.6	2.3

Supplemental balance sheet information related to the weighted average remaining lease term and discount rate of our leases is as follows:

	June 30, 2020	December 31, 2019
Lease Term and Discount Rate
Weighted-average remaining lease term - operating leases	25 years	25 years
Weighted-average discount rate - operating leases	6.6%	6.6%

The following table summarizes the maturity of our lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on our consolidated condensed balance sheet as of June 30, 2020:

Maturity of Lease Liabilities	June 30, 2020
2020 (1)	$123.3
2021	233.8
2022	229.5
2023	221.6
2024	215.2
2025	213.0
2026 and thereafter	4,044.5
Total future minimum lease payments	$5,280.9
Less: Imputed interest	(2,941.6)
Present value of future minimum lease payments	$2,339.3

Current operating lease liabilities (2)	$86.7
Long-term operating lease liabilities	2,252.6
Total operating lease liabilities	$2,339.3

(1)Excludes the six months ended June 30, 2020.
(2)Included within “Accrued expenses and other current liabilities” on Consolidated Condensed Balance Sheet as of June 30, 2020.

4. Significant Equity Method Investees

We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation and supply chain services. Penske Transportation Solutions (“PTS”) is the universal brand name for PTL’s various business lines. Our investment in PTS is accounted for using the equity method of accounting. PTS equity earnings represent a significant portion of our consolidated pre-tax income. We recorded $43.5 million and $63.8 million during the six months ended June 30, 2020 and 2019, respectively, on our statements of income under the caption “Equity in earnings of affiliates” related to earnings from PTS investment.

Unaudited summarized income statement information for PTS for the six months ended June 30, 2020 and 2019 is as follows:

	Six Months Ended June 30,
	2020	2019
Revenues	$4,227	$4,390
Gross profit	858	896
Income from continuing operations	151	221
Net income	151	221

5. Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2020	2019
Retail automotive dealership new vehicles	$1,938.7	$2,346.2
Retail automotive dealership used vehicles	815.4	1,080.8
Retail automotive parts, accessories and other	117.4	141.5
Retail commercial truck dealership vehicles and parts	339.4	465.2
Commercial vehicle distribution vehicles, parts and engines	215.0	227.0
Total inventories	$3,425.9	$4,260.7

We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $12.7 million and $12.8 million during the three months ended June 30, 2020 and 2019, respectively, and $24.2 million and $24.9 million during the six months ended June 30, 2020 and 2019, respectively.

6. Business Combinations

During the six months ended June 30, 2020, we made no acquisitions. During the six months ended June 30, 2019, we acquired one dealership related to our Commercial Vehicle Distribution business in New Zealand. Our financial statements include the results of operations of the acquired entity from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements, and may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the six months ended June 30, 2019 follows:

June 30,
2019
Accounts receivable	$—
Inventories	0.5
Other current assets	—
Property and equipment	0.2
Indefinite-lived intangibles	0.4
Other noncurrent assets	0.1
Current liabilities	(0.1)
Noncurrent liabilities	—
Total cash used in acquisitions	$1.1

The following unaudited consolidated pro forma results of operations of PAG for the three and six months ended June 30, 2019, give effect to acquisitions consummated during 2019 as if they had occurred effective at the beginning of the period:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Revenues	$6,036.2	$11,880.9
Income from continuing operations	122.5	226.6
Net income	122.6	226.8
Income from continuing operations per diluted common share	$1.48	$2.71
Net income per diluted common share	$1.48	$2.71

7. Intangible Assets

Following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the six months ended June 30, 2020:

		Other Indefinite-
		Lived Intangible
	Goodwill	Assets
Balance, January 1, 2020	$1,911.0	$552.2
Additions	—	—
Disposals	(2.0)	—
Impairment	—	(1.2)
Foreign currency translation	(30.9)	(5.4)
Balance, June 30, 2020	$1,878.1	$545.6

The disposals during the six months ended June 30, 2020 were within our Retail Automotive reportable segment. We sold four retail automotive franchises. As of June 30, 2020, the goodwill balance within our Retail Automotive, Retail Commercial Truck, and Other reportable segments was $1,493.8 million, $308.4 million and $75.9 million, respectively. There is no goodwill recorded in our Non-Automotive Investments reportable segment.

8. Vehicle Financing

We finance substantially all of the commercial vehicles we purchase for distribution, new vehicles for retail sale, and a portion of our used vehicle inventories for retail sale, under floor plan and other revolving arrangements with various lenders, including the captive finance companies associated with automotive manufacturers. In the U.S., the floor plan arrangements are due on demand; however, we have not historically been required to repay floor plan advances prior to the sale of the vehicles that have been financed. We typically make monthly interest payments on the amount financed. During the three and six months ended June 30, 2020, we received interest payment deferrals from certain lenders related to COVID-19 relief. Outside of the U.S., substantially all of the floor plan arrangements are payable on demand or have an original maturity of 90 days or less, and we are generally required to repay floor plan advances at the earlier of the sale of the vehicles that have been financed or the stated maturity.

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

The weighted average interest rate on floor plan borrowings was 1.6% for the six months ended June 30, 2020 and 2.3% for the six months ended June 30, 2019. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle and all floor plan notes payable relating to pre-owned vehicles as “Floor plan notes payable — non-trade” on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.

9. Earnings Per Share

Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested equity awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for any dilutive effects. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Weighted average number of common shares outstanding	80,421,478	82,872,330	80,731,889	83,625,142
Effect of non-participatory equity compensation	40,000	40,000	40,000	40,000
Weighted average number of common shares outstanding, including effect of dilutive securities	80,461,478	82,912,330	80,771,889	83,665,142

10. Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2020	2019
U.S. credit agreement — revolving credit line	$—	$45.0
U.K. credit agreement — revolving credit line	—	165.8
U.K. credit agreement — overdraft line of credit	—	—
3.75% senior subordinated notes due August 15, 2020	299.9	299.2
5.75% senior subordinated notes due 2022	548.1	547.6
5.375% senior subordinated notes due 2024	298.3	298.0
5.50% senior subordinated notes due 2026	496.1	495.7
Australia capital loan agreement	30.5	31.7
Australia working capital loan agreement	—	—
Mortgage facilities	417.0	423.2
Other	47.5	54.1
Total long-term debt	2,137.4	2,360.3
Less: current portion	(83.3)	(103.3)
Net long-term debt	$2,054.1	$2,257.0

U.S. Credit Agreement

On July 6, 2020, we amended our US. credit agreement (the “US. credit agreement”) with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation to provide for an additional $100 million of borrowing capacity effective August 1, 2020. The US. credit agreement, as amended August 1, will provide for up to $800.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments, and other general corporate purposes, which includes $250.0 million in revolving loans solely for acquisitions, and up to $50 million of letters of credit. The US. credit agreement provides for a maximum of $150.0 million of borrowings for foreign acquisitions and expires on September 30, 2022. The interest rate on revolving loans is LIBOR plus 1.75%, subject to an incremental 1.25% for uncollateralized borrowings in excess of a deﬁned borrowing base. In April of 2020, the lenders consented to a deferral of interest under the US. Credit Agreement for the months of April, May and June, until December 2020.

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

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of June 30, 2020, we had no outstanding revolver borrowings under the U.S. credit agreement.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £150.0 million revolving credit agreement with the National Westminster Bank plc and BMW Financial Services (GB) Limited, plus an additional £52.0 million of demand overdraft lines of credit, £40.0 million of which is only available on demand from March 20th to April 30th and September 20th to October 31st each year (relating to the peak sales periods in the U.K.), (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes. The loans mature on the termination date of the facility, which is December 12, 2023. The revolving loans bear interest between defined LIBOR plus 1.10% and defined LIBOR plus 2.10%. The U.K. credit agreement also includes a £100.0 million “accordion” feature which allows the U.K. subsidiaries to request up to an additional £100.0 million of facility capacity. The lenders may agree to provide the additional capacity, and, if not, the U.K. subsidiaries may add an additional lender, if available, to the facility to provide such additional capacity. As of June 30, 2020, we had no outstanding revolver borrowings under the U.K. credit agreement.

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

Australia Loan Agreements

Penske Australia is party to two facilities with Volkswagen Financial Services Australia Pty Limited representing a five year AU $50.0 million capital loan and a one-year AU $50.0 million working capital loan. Both facilities are subject to annual extensions. These agreements each provide the lender with a secured interest in all assets of these businesses. The loans bear interest at the Australian BBSW 30-day Bill Rate plus 3.0%. Irrespective of the term of the agreements, both agreements provide the lender with the ability to call the loans on 90 days’ notice. These facilities are also guaranteed by our U.S. parent company up to AU $50.0 million. As of June 30, 2020, we had AU $44.2 million ($30.5 million) outstanding under the capital loan agreement and had no outstanding borrowings under the working capital loan agreement.

Mortgage Facilities

We are party to several mortgages that bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. During the three and six months ended June 30, 2020, we received principal and interest payment deferrals from certain lenders related to COVID-19 relief. As of June 30, 2020, we owed $417.0 million of principal under our mortgage facilities.

11. Derivatives and Hedging

Penske Australia sells vehicles, engines, parts and other products purchased from manufacturers in the U.S., Germany, and the U.K. In order to protect against exchange rate movements, Penske Australia enters into foreign exchange forward contracts against anticipated cash flows. The contracts are timed to mature when major shipments are scheduled to arrive in Australia and when receipt of payment from customers is expected. We classify our foreign exchange forward contracts as cash flow hedges and state them at fair value. We used Level 2 inputs to estimate the fair value of the foreign exchange forward contracts. The fair value of the contracts designated as hedging instruments was estimated to be a liability of $0.4 million and $0.1 million as of June 30, 2020 and December 31, 2019, respectively.

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

The interest rate swap is designated as a cash flow hedge and the related gain or loss is deferred in stockholders’ equity as a component of Accumulated Other Comprehensive Income (Loss). Monthly contractual settlements of the position are recognized as Floorplan interest expense, net, in the Condensed Consolidated Statements of Operations. We had no gain or loss related to ineffectiveness recognized in the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2020. We use Level 2 inputs to estimate the fair value of the interest rate swap agreement. As of June 30, 2020, the fair value of the swap designated as hedging instruments was estimated to be a net liability of $5.6 million.

12. Commitments and Contingent Liabilities

We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of June 30, 2020, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

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

We have $49.0 million of letters of credit outstanding as of June 30, 2020, and have posted $21.7 million of surety bonds in the ordinary course of business.

13. Equity

During the six months ended June 30, 2020, we repurchased 890,195 shares of our outstanding common stock for $29.4 million, or an average of $33.06 per share, under our securities repurchase program approved by our Board of Directors. While we did not repurchase any common stock under this program during the second quarter of 2020, we acquired 133,093 shares of our common stock for $4.8 million, or an average of $35.99 per share, from employees in connection with a net share settlement feature of employee equity awards. As of June 30, 2020, our remaining authorization under our securities repurchase program was $170.6 million.

14. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and the reclassifications out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2020 and 2019, respectively, attributable to Penske Automotive Group common stockholders follows:

Three Months Ended June 30, 2020

	Foreign
	Currency	Interest Rate
	Translation	Swaps	Other	Total
Balance at March 31, 2020	$(278.8)	$—	$(20.7)	$(299.5)
Other comprehensive income before reclassifications	27.5	(4.1)	1.3	24.7
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—	—
Net current period other comprehensive income	27.5	(4.1)	1.3	24.7
Balance at June 30, 2020	$(251.3)	$(4.1)	$(19.4)	$(274.8)

Three Months Ended June 30, 2019

	Foreign
	Currency	Interest Rate
	Translation	Swaps	Other	Total
Balance at March 31, 2019	$(201.3)	$—	$(24.4)	$(225.7)
Other comprehensive income before reclassifications	(16.6)	—	2.0	(14.6)
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—	—
Net current period other comprehensive income	(16.6)	—	2.0	(14.6)
Balance at June 30, 2019	$(217.9)	$—	$(22.4)	$(240.3)

Six Months Ended June 30, 2020

	Foreign
	Currency	Interest Rate
	Translation	Swaps	Other	Total
Balance at December 31, 2019	$(186.1)	$—	$(16.7)	$(202.8)
Other comprehensive income before reclassifications	(65.2)	(4.1)	(2.7)	(72.0)
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—	—
Net current period other comprehensive income	(65.2)	(4.1)	(2.7)	(72.0)
Balance at June 30, 2020	$(251.3)	$(4.1)	$(19.4)	$(274.8)

Six Months Ended June 30, 2019

	Foreign
	Currency	Interest Rate
	Translation	Swaps	Other	Total
Balance at December 31, 2018	$(208.3)	$—	$(26.2)	$(234.5)
Other comprehensive income before reclassifications	(9.6)	—	3.8	(5.8)
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—	—
Net current period other comprehensive income	(9.6)	—	3.8	(5.8)
Balance at June 30, 2019	$(217.9)	$—	$(22.4)	$(240.3)

15. Segment Information

Our operations are organized by management into operating segments by line of business and geography. We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations and other non-automotive consolidated operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations. The Retail Automotive reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and our retail automotive joint ventures. The individual dealership operations included in the Retail Automotive reportable segment represent six operating segments: Eastern, Central, and Western United States, Stand-Alone Used United States, International, and Stand-Alone Used International. These operating segments have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and/or used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). Revenue and segment income for the three and six months ended June 30, 2020 and 2019 follows:

Three Months Ended June 30

	Retail	Retail Commercial		Non-Automotive	Intersegment
	Automotive	Truck	Other	Investments	Elimination	Total
Revenues
2020	$3,153.5	$399.2	$98.4	$—	$—	$3,651.1
2019	5,196.3	426.8	132.7	—	—	5,755.8
Segment income
2020	$11.8	$14.6	$4.9	$29.9	$—	$61.2
2019	98.1	18.9	$4.9	$38.0	$—	159.9

Six Months Ended June 30

	Retail	Retail Commercial		Non-Automotive	Intersegment
	Automotive	Truck	Other	Investments	Elimination	Total
Revenues
2020	$7,570.1	$890.6	$199.5	$—	$—	$8,660.2
2019	10,287.5	759.1	273.6	—	—	11,320.2
Segment income
2020	$53.1	$28.3	$7.8	$43.5	$—	$132.7
2019	183.0	34.8	12.1	63.8	—	293.7

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

COVID-19 Disclosure

Overview - The outbreak of COVID-19 across the globe has adversely impacted each of our markets and the global economy, leading to disruptions to our business. The pandemic continues in all of our markets. Governmental authorities have taken countermeasures to slow the outbreak including shelter-in-place orders, stay at home orders, large-scale restrictions on travel, and government-funded assistance programs to individuals and businesses. In April and May of 2020, as a result of business closures and shelter-in-place orders, same-store new and used automotive retail unit sales declined 71% and 50%, while service and parts revenue declined 60% and 43%, respectively, when compared to the same months last year. In June 2020, as operations began to reopen, our retail automotive business same-store new and used unit sales decreased 1% compared to the same month last year and service and parts revenue decreased 3%. The pandemic is a highly fluid and rapidly evolving situation, and while we continue to adjust our operations to conform to regulatory changes and consumer preferences in the evolving environment, we cannot anticipate with any certainty the length, scope, or severity of the business impact from the pandemic in each of the jurisdictions that we operate. See “Part II, Item 1A. Risk Factors.”

In response to shelter-in-place orders resulting from the COVID-19 pandemic, many of our automotive and commercial vehicle showrooms were closed (though all have since reopened). In permissible jurisdictions, however, we continued limited sales activity by appointment or through our e-commerce channels. Virtually all of our service, parts, and collision center departments remained open during the crisis, and curbside or home delivery offerings supplemented our traditional service offerings. We modified certain business practices to conform to government restrictions and best practices encouraged by government and regulatory authorities. In all of our locations, we implemented enhanced cleaning procedures, enforced social distancing guidelines, and took other precautions to maintain the health and safety of our employees and customers. We continue to experience interim business closures at some of our facilities in response to a customer or employee reporting a positive test result for COVID-19. When we become aware of such result, we notify appropriate personnel and deep clean our facility, which may include closure of that facility. We also are experiencing increased costs for providing the appropriate level of safety equipment for our facilities and employees, as well as increased costs for daily and enhanced deep cleaning when appropriate.

Across the company, we implemented a hiring freeze and expense reductions, and postponed an estimated $150 million in capital expenditures. We also furloughed over 15,000 employees in February and March in various countries. As of July 1, 2020, we have brought back employees to work according to business levels and approximately 14% of our workforce remained furloughed. We have also reduced our workforce by approximately 2,000 employees. Our remaining employees have been working reduced hours or have taken pay cuts, including a temporary 100% reduction in salary for the CEO and President, a 25% reduction in salary for our other executive officers (reduced to 12.5% beginning July 1, 2020), and the Board of Directors has waived cash compensation through September 30, 2020.

Most of our manufacturer partners began suspending production beginning in late March while many started to reopen beginning in late May. Our inventory levels have allowed us to continue to do business with the slowdown in sales driven by the pandemic; however, we are experiencing limited inventory of certain models. Our manufacturer partners began providing us with additional incentive support in March. In addition, our manufacturer and lending partners are providing support to retail customers such as increased incentives, payment deferrals, as well as 0% financing on certain vehicles and term lengths.

United States – Beginning in March 2020, shelter-in-place rules in many states either required we close dealerships or limit our automotive dealership operations to essential services. Virtual/online sales of new and used vehicles remained available in all locations, while the service departments remained open to support critical transportation needs. In May, many shelter-in-place rules began to expire, and restrictions were slowly lifted in many states allowing us to reopen dealerships. Same-store new and used automotive retail unit sales declined 50% in April and 26% in May when compared to the same month last year. In June 2020, our automotive dealership operations across the U.S. experienced a 9% decrease in unit volume and a 5% decrease in service and parts revenues compared to the prior year on a same store basis. Our U.S. used supercenters experienced a same-store used unit sales decrease of 20% in the month of June.

Commercial truck dealership sales and service operations remained open in most locations around the U.S. and Canada providing essential services to our customers. We have continued to experience steady demand for new and used truck sales and service and parts throughout 2020. For the three months ended June 30, 2020, the North American Class 8 retail sales market declined 51.1% while our new same-store unit sales declined 52.2% during the same period while same-store revenue declined 40.2%. However, in total, which includes the acquisition of Warner Trucks we completed in the third quarter of 2019, total units retailed decreased 8.2%, and revenue decreased 6.5% to $399.2 million.

Penske Transportation Solutions – We have a 28.9% ownership interest in Penske Transportation Solutions ("PTS"). As an integral part of the North American supply chain, PTS has been generally classified as essential by governmental authorities. This has allowed PTS to remain operating in much of its business, providing crucial supply chain and transportation services to its customers. While its full-service leasing and contract maintenance businesses remained consistent, commercial rental utilization slowed during April and May but began to increase in June with the expirations of the shelter-in-place orders. PTS experienced mixed results in the logistics services business as increased volume in the grocery sector was offset by plant closings in automotive and manufacturing but have returned to normal operations. In response, PTS implemented, among other items, approximately 7,000 layoffs, a 30% reduction in executive salaries (which reduction was eliminated beginning July 1, 2020), and reduced associate work schedules, although most personnel have returned to work as of July 2020.

United Kingdom – All dealerships closed on March 24, 2020 in accordance with government orders, though we provided service and parts operations on an emergency basis. Over 90% of the employees in the U.K. were placed on furlough beginning March 24, 2020. However, we opened substantially all service and parts operations in mid-May and showrooms in early June. As of July 1, 2020, approximately 1,950 employees, or approximately 20% of the U.K. workforce, remain on furlough. Same-store new and used automotive retail unit sales declined nearly 100% in April and 85% in May when compared to the same month last year. In June 2020, our automotive dealership operations across the U.K. experienced a 9% increase in unit volume and a 1% decrease in service and parts revenues on a same store basis, when compared to June 2019. Our U.K. used supercenters experienced a same-store used unit sales decrease of 6% in the month of June.

Australia – In most jurisdictions, non-essential business operations were closed by government order in March 2020 though many governmental restrictions have since been lifted. Penske Australia has been deemed essential throughout the COVID-19 pandemic, and therefore, sales, parts, service, and defense functions continue to remain operational.

Government Assistance – We received government assistance in most of our jurisdictions through COVID-19 related government programs which provided tax credits or direct wage or health care assistance payments to us. These programs generally require us to claim tax credits or apply to the government for reimbursement of wages or employee health benefits based on the applicable laws and programs within each jurisdiction. In the second quarter, we received $49.5 million of wage assistance for furloughed employees in the U.K, as well as an additional $6.4 million of assistance and tax credits in our U.S. and other jurisdictions. As a result, we recorded a reduction to selling, general, and administrative expenses of approximately $55.9 million for the amount of government assistance received during the quarter ended June 30, 2020.

Liquidity – As of June 30, 2020, we had $159.3 million of cash and access to an additional $1 billion of availability through our revolving credit facilities. On August 15, 2020, our $300 million of 3.75% senior subordinated notes are due. We currently expect to pay those notes with the availability from our U.S. Credit Agreement which was undrawn as of June 30, 2020.

Risks and Uncertainties – The full impact that COVID-19 will have on our business cannot be predicted at this time due to numerous uncertainties, including the duration of the outbreak, travel restrictions, business closures, the effectiveness of actions taken to contain the disease, the development of a reliable vaccine, the effect of government assistance programs, production levels from our manufacturing partners, and other unintended consequences. This impact could include changes in customer demand; our relationship with, and the financial and operational capacities of, vehicle manufacturers, captive finance companies and other suppliers; workforce availability; risks associated with our indebtedness (including available borrowing capacity, compliance with financial covenants and ability to refinance or repay indebtedness on favorable terms); the adequacy of our cash flow and earnings and other conditions which may affect our liquidity; our ability to pay our quarterly dividend at prior levels; and disruptions to our technology network and other critical systems, including our dealer management systems and software or other facilities or equipment.

We believe that business disruption relating to the COVID-19 pandemic will continue to negatively impact the global economy and may materially affect our businesses as outlined above, or in other manners, all of which would adversely impact our business and results of operations.

During the six months ended June 30, 2020, our business generated $8.7 billion in total revenue, which is comprised of $7.6 billion from retail automotive dealerships, $890.6 million from retail commercial truck dealerships and $199.5 million from commercial vehicle distribution. We generated $1.3 billion in gross profit, which is comprised of $1.1 billion from retail automotive dealerships, $129.0 million from retail commercial truck dealerships and $56.2 million from commercial vehicle distribution and other operations.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $20.6 billion in total retail automotive dealership revenue we generated in 2019. As of June 30, 2020, we operated 317 retail automotive franchises, of which 145 franchises are located in the U.S. and 172 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the six months ended June 30, 2020, we retailed and wholesaled more than 222,000 vehicles. We are diversified geographically, with 60% of our total retail automotive dealership revenues in the six months ended June 30, 2020 generated in the U.S. and Puerto Rico and 40% generated outside the U.S. We offer over 35 vehicle brands, with 70% of our retail automotive dealership revenue in the six months ended June 30, 2020 generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz and Porsche. Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products.

We also operate sixteen used vehicle supercenters in the U.S. and the U.K. which retail and wholesale used vehicles under a one price, “no-haggle” methodology. Our CarSense operations in the U.S. consist of six locations operating in the Philadelphia and Pittsburgh, Pennsylvania market areas. Our CarShop operations in the U.K. consist of ten retail locations and a vehicle preparation center. For the three and six months ended June 30, 2020, these used vehicle supercenters retailed 6,600 and 22,912 units and generated $132.6 million and $438.1 million in revenue, respectively.

Retail automotive dealerships represented 87.4% of our total revenues and 86.1% of our total gross profit in the six months ended June 30, 2020.

Retail Commercial Truck Dealership. We operate a heavy and medium duty truck dealership group known as Premier Truck Group (“PTG”) offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations in Texas, Oklahoma, Tennessee, Georgia, Utah, Idaho, and Canada. As of June 30, 2020, PTG operated 25 locations. PTG also offers a full range of used trucks available for sale as well as service and parts departments, providing a full range of maintenance and repair services.

This business represented 10.3% of our total revenues and 9.7% of our total gross profit in the six months ended June 30, 2020.

Penske Australia. We are the exclusive importer and distributor of Western Star heavy-duty trucks, MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Allison Transmission, MTU Onsite Energy, and Rolls Royce Power Systems. This business, known as Penske Australia, offers products across the on- and off-highway markets, including in the construction, mining, marine, and defense sectors, and supports full parts and aftersales service through a network of branches, field locations and dealers across the region.

These businesses represented 2.3% of our total revenues and 4.2% of our total gross profit in the six months ended June 30, 2020.

Penske Transportation Solutions. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P (“PTL”). PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. (“Mitsui”). We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments. Penske Transportation Solutions (“PTS”) is the universal brand name for PTL’s various business lines through which it is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental and contract maintenance, along with logistic services such as dedicated contract carriage, distribution center management, transportation management, lead logistics provider services and dry van truckload carrier services. We recorded $43.5 million and $63.8 million in equity earnings from this investment for the six months ended June 30, 2020 and 2019, respectively.

Outlook

Retail Automotive Dealership. For the six months ended June 30, 2020, U.S. light vehicle retail market decreased 23.5%, as compared to the same period last year, to 6.5 million units, with a decrease of 18.3% in sales of trucks, crossovers and sport utility vehicles and a decrease of 35.8% in sales of passenger cars. We believe the year over year declines are attributable to the COVID-19 pandemic. See “COVID-19 Disclosure” above.

During the six months ended June 30, 2020, U.K. new vehicle registrations decreased 48.5%, as compared to the same period last year, to 653,502 registrations. During June 2020 as many dealership showrooms began to re-open, U.K. new vehicle registrations decreased 34.9%, as compared to the same period last year, to 145,377 registrations. We believe the year over year declines are significantly attributable to the COVID-19 pandemic. See “COVID-19 Disclosure” above.

U.K. sales may also be negatively affected by the economic and political uncertainty caused by the U.K.’s exit from the European Union (“Brexit”) which occurred on January 31, 2020, at which point the U.K. is legally outside of the European Union. A Brexit implementation period runs until December 31, 2020, in which the U.K., European Union, and other countries will work to establish future trading terms. We believe Brexit may continue to impact new and used sales as well as consumer confidence and the economic environment generally, and may lead to further declines in new and used vehicle sales in future periods. Since no country has previously left the European Union, the outcome of any future negotiations between the U.K. and the European Union is uncertain and may affect the timing, terms of trade, and the level of new vehicle registrations in those markets. In addition, new and used vehicle market values have recently declined in the U.K. which has impacted sales prices and gross profit. U.K. sales were also being negatively affected by the uncertainty of residual values, potentially higher taxes on diesel-powered vehicles, and consumer confusion about low emission zones as the U.K. and Western European countries consider the ramifications of diesel engines on the environment, while also providing government incentives on certain electric vehicles. Representatives of the U.K government suggested a ban on the sale of gasoline and gasoline hybrid engines in cars and vans potentially starting as early as 2032. Sales of diesel-powered vehicles experienced a 64.9% decline, while non-diesel vehicles experienced a 42.5% decrease in sales during the six months ended June 30, 2020. Premium/luxury unit sales, which account for over

92% of our U.K. new unit sales, decreased 46.8% in the first six months of 2020, as compared to a 48.5% decline for the overall market.

Retail Commercial Truck Dealership. For the six months ended June 30, 2020, North American sales of Class 6-8 medium and heavy-duty trucks, the principal vehicles for our PTG business, decreased 38.0% from the same period last year to 157,626 units. During June 2020, North American sales of Class 6-8 medium and heavy-duty trucks, the principal vehicles for our PTG business, decreased 39.9% from the same period last year to 26,845 units. Any significant decline in North American retail sales may materially and adversely affect our retail commercial truck dealerships. See “COVID-19 Disclosure” above.

Commercial Vehicle Distribution. Our Penske Australia distribution business operates principally in the Australian and New Zealand heavy and medium-duty truck markets. During the six months ended June 30, 2020, the Australian heavy-duty truck market reported sales of 4,919 units, representing a decrease of 23.4% from the same period last year, while the New Zealand market reported sales of 1,254 units, representing a decrease of 30.2% from the same period last year. During June 2020, the Australian heavy-duty truck market reported sales of 1,134 units, representing a decrease of 12.0% from the same period last year, while the New Zealand market reported sales of 230 units, representing a decrease of 13.2% from the same period last year. The brands we represent in Australia hold a 4.2% market share in the Australian heavy-duty truck market, and a 2.8% market share in New Zealand. See “COVID-19 Disclosure” above.

Penske Transportation Solutions. PTS services have been largely deemed essential by government authorities during the COVID-19 pandemic and a majority of the PTS business is generated by multi-year contracts for full-service leasing, contract maintenance and logistics services. See “COVID-19 Disclosure” above.

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

Aggregate revenue and gross profit decreased $2,104.7 million and $314.9 million, or 36.6% and 36.3%, respectively, during the three months ended June 30, 2020 and decreased $2,660.0 million and $389.7 million, or 23.5% and 22.7%, respectively, during the six months ended June 30, 2020, compared to the same periods in 2019. See “COVID-19 Disclosure” above.

As exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to weaken against the U.S. Dollar, our U.K. results of operations would translate into less U.S. Dollar reported results. Foreign currency average rate fluctuations decreased revenue and gross profit by $27.0 million and $4.3 million, respectively, for the three months ended June 30, 2020, and decreased revenue and gross profit by $76.9 million and $12.1 million, respectively, for the six months ended June 30, 2020. Foreign currency average rate fluctuations had no impact on earnings per share from continuing operations for the three months ended June 30, 2020 and decreased earnings per share from continuing operations by approximately $0.01 per share for the six months ended June 30, 2020. Excluding the impact of foreign currency average rate fluctuations, revenue and gross profit decreased 36.1% and 35.8%, respectively, for the three months ended June 30, 2020, and increased 22.8% and 22.0%, respectively, for the six months ended June 30, 2020.

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

Refer to Part I, Item 1, Note 3 of the Notes to our Consolidated Condensed Financial Statements for disclosures regarding estimates and judgments related to lease recognition. Refer to Part I, Item 1, Note 2 of the Notes to our Consolidated Condensed Financial Statements for disclosures regarding estimates and judgments related to revenue recognition. Refer to “Income Taxes” within Part I, Item 1, Note 1 of the Notes to our Consolidated Condensed Financial Statements for disclosures regarding estimates and judgments related to income taxes.

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

The results for the three months and six months ended June 30, 2020 have been adversely impacted by the outbreak of COVID-19 and each of the items mentioned below should be reviewed in light of our discussion under “COVID-19 Disclosure” and “Item 1A. Risk Factors” which are incorporated herein.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Retail Automotive Dealership New Vehicle Data

(In millions, except unit and per unit amounts)

			2020 vs. 2019
New Vehicle Data	2020	2019	Change	% Change
New retail unit sales	30,687	55,146	(24,459)	(44.4)%
Same-store new retail unit sales	30,687	53,614	(22,927)	(42.8)%
New retail sales revenue	$1,384.7	$2,310.4	$(925.7)	(40.1)%
Same-store new retail sales revenue	$1,384.7	$2,262.5	$(877.8)	(38.8)%
New retail sales revenue per unit	$45,124	$41,896	$3,228	7.7%
Same-store new retail sales revenue per unit	$45,124	$42,200	$2,924	6.9%
Gross profit — new	$106.2	$174.8	$(68.6)	(39.2)%
Same-store gross profit — new	$106.2	$170.3	$(64.1)	(37.6)%
Average gross profit per new vehicle retailed	$3,462	$3,170	$292	9.2%
Same-store average gross profit per new vehicle retailed	$3,462	$3,176	$286	9.0%
Gross margin % — new	7.7%	7.6%	0.1%	1.3%
Same-store gross margin % — new	7.7%	7.5%	0.2%	2.7%

Units

Retail unit sales of new vehicles decreased from 2019 to 2020 due to a 22,927 unit, or 42.8%, decrease in same-store new retail unit sales, coupled with a 1,532 unit decrease from net dealership dispositions. Same-store units decreased 31.8% in the U.S. and decreased 60.8% internationally. Overall, new units decreased 31.9% in the U.S. and decreased 63.5% internationally. The decrease in units is primarily due to the significant decline in our retail automotive business resulting from the COVID-19 pandemic as discussed above.

Revenues

New vehicle retail sales revenue decreased from 2019 to 2020 due to an $877.8 million, or 38.8%, decrease in same-store revenues, coupled with a $47.9 million decrease from net dealership dispositions. Excluding $6.6 million of unfavorable foreign currency fluctuations, same-store new retail revenue decreased 38.5%. The same-store revenue decrease is due to the decrease in same-store unit sales, which decreased revenue by $967.5 million, partially offset by a $2,924 per unit increase in comparative average selling prices (including a $213 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $89.7 million.

Gross Profit

Retail gross profit from new vehicle sales decreased from 2019 to 2020 due to a $64.1 million, or 37.6%, decrease in same-store gross profit, coupled with a $4.5 million decrease from net dealership dispositions. Excluding $0.7 million of unfavorable foreign currency fluctuations, same-store gross profit decreased 37.2%. The decrease in same-store gross profit is due to the decrease in same-store new retail unit sales which decreased gross profit by $72.8 million, partially offset by a $286 per unit increase in the average gross profit per new vehicle retailed (including a $23 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased gross profit by $8.7 million.

Retail Automotive Dealership Used Vehicle Data

(In millions, except unit and per unit amounts)

			2020 vs. 2019
Used Vehicle Data	2020	2019	Change	% Change
Used retail unit sales	42,606	72,066	(29,460)	(40.9)%
Same-store used retail unit sales	42,229	70,217	(27,988)	(39.9)%
Used retail sales revenue	$1,166.0	$1,852.7	$(686.7)	(37.1)%
Same-store used retail sales revenue	$1,159.6	$1,812.0	$(652.4)	(36.0)%
Used retail sales revenue per unit	$27,368	$25,708	$1,660	6.5%
Same-store used retail sales revenue per unit	$27,460	$25,806	$1,654	6.4%
Gross profit — used	$55.8	$101.6	$(45.8)	(45.1)%
Same-store gross profit — used	$55.4	$100.1	$(44.7)	(44.7)%
Average gross profit per used vehicle retailed	$1,310	$1,410	$(100)	(7.1)%
Same-store average gross profit per used vehicle retailed	$1,313	$1,426	$(113)	(7.9)%
Gross margin % — used	4.8%	5.5%	(0.7)%	(12.7)%
Same-store gross margin % — used	4.8%	5.5%	(0.7)%	(12.7)%

Units

Retail unit sales of used vehicles decreased from 2019 to 2020 due to a 27,988 unit, or 39.9%, decrease in same-store used retail unit sales, coupled with a 1,472 unit decrease from net dealership dispositions. Same-store units decreased 24.4% in the U.S and decreased 53.7% internationally. Same-store retail units for our U.S. and U.K. used vehicle supercenters decreased 47.4% and 70.0%, respectively. Overall, used units decreased 24.1% in the U.S. and decreased 55.2% internationally. The decrease in units is primarily due to the significant decline in our retail automotive business resulting from the COVID-19 pandemic as discussed above.

Revenues

Used vehicle retail sales revenue decreased from 2019 to 2020 due to a $652.4 million, or 36.0%, decrease in same-store revenues, coupled with a $34.3 million decrease from net dealership dispositions. Excluding $8.7 million of unfavorable foreign currency fluctuations, same-store used retail revenue decreased 35.5%. The same-store revenue decrease is primarily due to a decrease in same-store used retail unit sales, which decreased revenue by $722.3 million, partially offset by a $1,654 per unit increase in comparative average selling prices (including a $206 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $69.9 million. The average sales price per unit for our used vehicle supercenters increased 11.8% to $16,546.

Gross Profit

Retail gross profit from used vehicle sales decreased from 2019 to 2020 due to a $44.7 million, or 44.7%, decrease in same-store gross profit, coupled with a $1.1 million decrease from net dealership dispositions. Excluding $1.0 million of unfavorable foreign currency fluctuations, same-store gross profit decreased 43.7%. The decrease in same-store gross profit is due to a decrease in same-store used retail unit sales, which decreased gross profit by $39.9 million, coupled with a $113 per unit decrease in average gross profit per used vehicle retailed (including a $23 per unit decrease attributable to unfavorable foreign currency fluctuations), which decreased gross profit by $4.8 million. The average gross profit per unit for our used vehicle supercenters increased 11.9% to $1,060.

Retail Automotive Dealership Finance and Insurance Data

(In millions, except unit and per unit amounts)

			2020 vs. 2019
Finance and Insurance Data	2020	2019	Change	% Change
Total retail unit sales	73,293	127,212	(53,919)	(42.4)%
Total same-store retail unit sales	72,916	123,831	(50,915)	(41.1)%
Finance and insurance revenue	$97.1	$165.5	$(68.4)	(41.3)%
Same-store finance and insurance revenue	$96.6	$163.0	$(66.4)	(40.7)%
Finance and insurance revenue per unit	$1,324	$1,301	$23	1.8%
Same-store finance and insurance revenue per unit	$1,325	$1,316	$9	0.7%

Finance and insurance revenue decreased from 2019 to 2020 due to a $66.4 million, or 40.7%, decrease in same-store revenues, coupled with a $2.0 million decrease from net dealership dispositions. Excluding $0.5 million of unfavorable foreign currency fluctuations, same-store finance and insurance revenue decreased 40.4%. The same-store revenue decrease is due to a decrease in same-store retail unit sales, which decreased revenue by $67.0 million, partially offset by a $9 per unit increase in comparative average finance and insurance revenue per unit (including a $6 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $0.6 million. Finance and insurance revenue per unit increased 0.7% in the U.S. and decreased 0.4% in the U.K. We believe the increase in same-store finance and insurance revenue per unit is primarily due to our efforts to increase finance and insurance revenue, which include implementing hands-on digital customer sales platforms, additional training, and targeting underperforming locations.

Retail Automotive Dealership Service and Parts Data

(In millions)

			2020 vs. 2019
Service and Parts Data	2020	2019	Change	% Change
Service and parts revenue	$345.2	$550.7	$(205.5)	(37.3)%
Same-store service and parts revenue	$345.0	$540.2	$(195.2)	(36.1)%
Gross profit — service and parts	$201.2	$328.3	$(127.1)	(38.7)%
Same-store service and parts gross profit	$201.0	$321.9	$(120.9)	(37.6)%
Gross margin % — service and parts	58.3%	59.6%	(1.3)%	(2.2)%
Same-store service and parts gross margin %	58.3%	59.6%	(1.3)%	(2.2)%

Revenues

Service and parts revenue decreased from 2019 to 2020, with a decrease of 30.7% in the U.S. and 50.1% internationally. The decrease in service and parts revenue is due to a $195.2 million, or 36.1%, decrease in same-store revenues, coupled with a $10.3 million decrease from net dealership dispositions. Excluding $1.9 million of unfavorable foreign currency fluctuations, same-store service and parts revenue decreased 35.8%. The decrease in same-store revenue is due to a $124.2 million, or 34.3%, decrease in customer pay revenue, a $56.0 million, or 39.5%, decrease in warranty revenue, and a $15.0 million, or 41.3%, decrease in vehicle preparation and body shop revenue. The decrease in service and parts is primarily due to the significant decline in our retail automotive business resulting from the COVID-19 pandemic as discussed above.

Gross Profit

Service and parts gross profit decreased from 2019 to 2020 due to a $120.9 million, or 37.6%, decrease in same-store gross profit, coupled with a $6.2 million decrease from net dealership dispositions. Excluding $1.0 million of unfavorable foreign currency fluctuations, same-store gross profit decreased 37.2%. The same-store gross profit decrease is due to the decrease in same-store revenues, which decreased gross profit by $113.7 million, coupled with a 1.3% decrease in gross margin, which decreased gross profit by $7.2 million. The same-store gross profit decrease is due to a $63.7 million, or 36.5%, decrease in customer pay gross profit, a $27.6 million, or 36.8%, decrease in warranty gross profit, and a $29.6 million, or 40.7%, decrease in vehicle preparation and body shop gross profit.

Retail Commercial Truck Dealership Data

(In millions, except unit and per unit amounts)

			2020 vs. 2019
New Commercial Truck Data	2020	2019	Change	% Change
New retail unit sales	2,063	2,647	(584)	(22.1)%
Same-store new retail unit sales	1,265	2,647	(1,382)	(52.2)%
New retail sales revenue	$235.5	$296.0	$(60.5)	(20.4)%
Same-store new retail sales revenue	$149.1	$296.0	$(146.9)	(49.6)%
New retail sales revenue per unit	$114,176	$111,818	$2,358	2.1%
Same-store new retail sales revenue per unit	$117,892	$111,818	$6,074	5.4%
Gross profit — new	$9.6	$11.8	$(2.2)	(18.6)%
Same-store gross profit — new	$5.9	$11.8	$(5.9)	(50.0)%
Average gross profit per new truck retailed	$4,640	$4,461	$179	4.0%
Same-store average gross profit per new truck retailed	$4,671	$4,461	$210	4.7%
Gross margin % — new	4.1%	4.0%	0.1%	2.5%
Same-store gross margin % — new	4.0%	4.0%	—%	—%

Units

Retail unit sales of new trucks decreased from 2019 to 2020 due to a 1,382, or 52.2%, unit decrease in same-store retail unit sales, partially offset by a 798 unit increase from net dealership acquisitions. Same-store new truck units decreased largely due to the 51.1% decrease in the North American Class 8 heavy-duty truck market retail sales during the three months ended June 30, 2020.

Revenues

New commercial truck retail sales revenue decreased from 2019 to 2020 due to a $146.9 million decrease in same-store revenues, partially offset by an $86.4 million increase from net dealership acquisitions. The decrease in same-store revenue is due to a decrease in same-store new retail unit sales, which decreased revenue by $154.5 million, partially offset by a $6,074 per unit increase in comparative average selling prices, which increased revenue by $7.6 million.

Gross Profit

New commercial truck retail gross profit decreased from 2019 to 2020 due to a $5.9 million decrease in same-store gross profit, partially offset by a $3.7 million increase from net dealership acquisitions. The decrease in same-store gross profit is due to a decrease in new retail unit sales, which decreased gross profit by $6.2 million, partially offset by a $210 per unit increase in average gross profit per new truck retailed, which increased gross profit by $0.3 million.

			2020 vs. 2019
Used Commercial Truck Data	2020	2019	Change	% Change
Used retail unit sales	773	441	332	75.3%
Same-store used retail unit sales	503	441	62	14.1%
Used retail sales revenue	$36.9	$27.6	$9.3	33.7%
Same-store used retail sales revenue	$24.1	$27.6	$(3.5)	(12.7)%
Used retail sales revenue per unit	$47,721	$62,693	$(14,972)	(23.9)%
Same-store used retail sales revenue per unit	$47,938	$62,693	$(14,755)	(23.5)%
Gross profit — used	$(2.9)	$2.9	$(5.8)	(200.0)%
Same-store gross profit — used	$(2.1)	$2.9	$(5.0)	(172.4)%
Average gross profit per used truck retailed	$(3,731)	$6,575	$(10,306)	(156.7)%
Same-store average gross profit per used truck retailed	$(4,235)	$6,575	$(10,810)	(164.4)%
Gross margin % — used	(7.9)%	10.5%	(18.4)%	(175.2)%
Same-store gross margin % — used	(8.7)%	10.5%	(19.2)%	(182.9)%

Units

Retail unit sales of used trucks increased from 2019 to 2020 due to a 270 unit increase from net dealership acquisitions, coupled with a 62, or 14.1%, unit increase in same-store retail unit sales. We believe the increase in used truck sales is due to the decrease in average selling price and our digital marketing efforts.

Revenues

Used commercial truck retail sales revenue increased from 2019 to 2020 due to a $12.8 million increase from net dealership acquisitions, partially offset by a $3.5 million decrease in same-store revenues. The same-store revenue decrease is due to a $14,755 per unit decrease in comparative average selling prices, which decreased revenue by $6.5 million, partially offset by the increase in same-store used retail unit sales, which increased revenue by $3.0 million.

Gross Profit

Used commercial truck retail gross profit decreased from 2019 to 2020 due to a $5.0 million decrease in same-store gross profit, coupled with a $0.8 million decrease from net dealership acquisitions. The decrease in same-store gross profit is due to a $10,810 per unit decrease in average gross profit per used truck retailed, which decreased gross profit by $5.0 million. The decline in average gross profit per used truck retailed is attributable to an oversupply of used trucks in the market, coupled with new truck availability during 2020 when compared to the same period in 2019.

			2020 vs. 2019
Service and Parts Data	2020	2019	Change	% Change
Service and parts revenue	$111.6	$94.6	$17.0	18.0%
Same-store service and parts revenue	$76.0	$94.6	$(18.6)	(19.7)%
Gross profit — service and parts	$49.2	$37.3	$11.9	31.9%
Same-store service and parts gross profit	$30.9	$37.3	$(6.4)	(17.2)%
Gross margin % — service and parts	44.1%	39.4%	4.7%	11.9%
Same-store service and parts gross margin %	40.7%	39.4%	1.3%	3.3%

Revenues

Service and parts revenue increased from 2019 to 2020 due to a $35.6 million increase from net dealership acquisitions, partially offset by an $18.6 million decrease in same-store revenues. Customer pay work represents approximately 76.6% of PTG’s service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The decrease in same-store revenue is due to a $16.8 million, or 21.3%, decrease in customer pay revenue, a $1.5 million, or 12.8%, decrease in warranty revenue, and a $0.3 million, or 8.8%, decrease in body shop revenue. The same-store decrease in service and parts is primarily due to the decline in our retail truck business resulting from the COVID-19 pandemic as discussed above.

Gross Profit

Service and parts gross profit increased from 2019 to 2020 due to an $18.3 million increase from net dealership acquisitions, partially offset by a $6.4 million decrease in same-store gross profit. The same-store gross profit decrease is due to the decrease in same-store revenues, which decreased gross profit by $7.5 million, partially offset by a 1.3% increase in gross margin, which increased gross profit by $1.1 million. The same-store gross profit decrease is due to a $5.6 million, or 20.9%, decrease in customer pay gross profit, a $0.6 million, or 11.5%, decrease in warranty gross profit, and a $0.2 million, or 5.0%, decrease in body shop gross profit.

Commercial Vehicle Distribution Data

(In millions, except unit amounts)

			2020 vs. 2019
Penske Australia Data	2020	2019	Change	% Change
Vehicle unit sales	253	485	(232)	(47.8)%
Sales revenue	$98.4	$132.7	$(34.3)	(25.8)%
Gross profit	$26.4	$34.3	$(7.9)	(23.0)%

Our Penske Australia operations are primarily comprised of commercial vehicle, engine, and power systems distribution. This business generated $98.4 million of revenue during the three months ended June 30, 2020 compared to $132.7 million of revenue in the prior year, a decrease of 25.8%. These businesses generated $26.4 million of gross profit during the three months ended June 30, 2020 compared to $34.3 million of gross profit in the prior year, a decrease of 23.0%.

The decrease in units is primarily due to the decline in the Australian heavy-duty truck market. The decline in revenue from 2019 to 2020 is largely attributable to the decline in the Australian and New Zealand heavy-duty truck market, including significant declines due to the COVID-19 pandemic as discussed above. Excluding $6.2 million of negative foreign currency fluctuations, revenues decreased 21.2%. Excluding $1.8 million of negative foreign currency fluctuations, gross profit decreased 17.8%.

Selling, General and Administrative Data

(In millions)

			2020 vs. 2019
Selling, General and Administrative Data	2020	2019	Change	% Change
Personnel expense	$253.7	$390.5	$(136.8)	(35.0)%
Advertising expense	$12.4	$27.2	$(14.8)	(54.4)%
Rent & related expense	$73.6	$84.6	$(11.0)	(13.0)%
Other expense	$113.9	$166.6	$(52.7)	(31.6)%
Total SG&A expenses	$453.6	$668.9	$(215.3)	(32.2)%
Same-store SG&A expenses	$435.4	$654.6	$(219.2)	(33.5)%

Personnel expense as % of gross profit	45.9%	45.0%	0.9%	2.0%
Advertising expense as % of gross profit	2.2%	3.1%	(0.9)%	(29.0)%
Rent & related expense as % of gross profit	13.3%	9.8%	3.5%	35.7%
Other expense as % of gross profit	20.6%	19.2%	1.4%	7.3%
Total SG&A expenses as % of gross profit	82.0%	77.1%	4.9%	6.4%
Same-store SG&A expenses as % of same-store gross profit	81.3%	76.7%	4.6%	6.0%

Selling, general and administrative expenses (“SG&A”) decreased from 2019 to 2020 due to $219.2 million, or 33.5%, decrease in same-store SG&A, partially offset by a $3.9 million increase from net dealership acquisitions/dispositions. Excluding the $4.8 million reduction related to foreign currency fluctuations, same-store SG&A decreased 32.8%. SG&A as a percentage of gross profit was 82.0%, an increase of 490 basis points compared to 77.1% in the prior year. SG&A expenses as a percentage of total revenue was 12.4% and 11.6% in the three months ended June 30, 2020 and 2019, respectively.

Depreciation

(In millions)

			2020 vs. 2019
	2020	2019	Change	% Change
Depreciation	$27.9	$27.1	$0.8	3.0%

The increase in depreciation from 2019 to 2020 is primarily due to a $0.9 million, or 3.4%, increase in same-store depreciation, partially offset by a $0.1 million decrease from net dealership acquisitions/dispositions. The overall increase is primarily related to our ongoing facility improvements and expansion programs.

Floor Plan Interest Expense

(In millions)

			2020 vs. 2019
	2020	2019	Change	% Change
Floor plan interest expense	$11.7	$21.0	$(9.3)	(44.3)%

Floor plan interest expense, including the impact of swap transactions, decreased $9.3 million from 2019 to 2020 primarily due to a $9.6 million, or 45.9%, decrease in same-store floor plan interest expense, partially offset by a $0.3 million increase from net dealership acquisitions/dispositions. The overall decrease is primarily due to decreases in amounts outstanding under floor plan arrangements and decreases in applicable rates.

Other Interest Expense

(In millions)

			2020 vs. 2019
	2020	2019	Change	% Change
Other interest expense	$28.4	$30.4	$(2.0)	(6.6)%

The decrease in other interest expense from 2019 to 2020 is primarily due to the decrease in outstanding revolver borrowings under the U.S. and U.K. credit agreements and decreases in applicable rates.

Equity in Earnings of Affiliates

(In millions)

			2020 vs. 2019
	2020	2019	Change	% Change
Equity in earnings of affiliates	$29.9	$39.5	$(9.6)	(24.3)%

The decrease in equity in earnings of affiliates from 2019 to 2020 is primarily due to the decrease of $8.1 million in earnings from our investment in PTS, coupled with a decrease in earnings from our retail automotive joint ventures each primarily due to deteriorating business conditions due to the COVID-19 pandemic as discussed above.

Income Taxes

(In millions)

			2020 vs. 2019
	2020	2019	Change	% Change
Income taxes	$16.5	$41.5	$(25.0)	(60.2)%

Income taxes decreased from 2019 to 2020 primarily due to a $98.7 million decrease in our pre-tax income compared to the prior year. Our effective tax rate was 27.0% during the three months ended June 30, 2020 compared to 26.0% during the three months ended June 30, 2019, primarily due to fluctuations in our geographic pre-tax income mix.

Six months Ended June 30, 2020 Compared to Six months Ended June 30, 2019

Retail Automotive Dealership New Vehicle Data

(In millions, except unit and per unit amounts)

			2020 vs. 2019
New Vehicle Data	2020	2019	Change	% Change
New retail unit sales	73,874	109,516	(35,642)	(32.5)%
Same-store new retail unit sales	73,838	105,941	(32,103)	(30.3)%
New retail sales revenue	$3,249.2	$4,541.6	$(1,292.4)	(28.5)%
Same-store new retail sales revenue	$3,248.2	$4,436.9	$(1,188.7)	(26.8)%
New retail sales revenue per unit	$43,983	$41,470	$2,513	6.1%
Same-store new retail sales revenue per unit	$43,991	$41,881	$2,110	5.0%
Gross profit — new	$244.8	$347.5	$(102.7)	(29.6)%
Same-store gross profit — new	$244.8	$338.2	$(93.4)	(27.6)%
Average gross profit per new vehicle retailed	$3,315	$3,173	$142	4.5%
Same-store average gross profit per new vehicle retailed	$3,315	$3,193	$122	3.8%
Gross margin % — new	7.5%	7.7%	(0.2)%	(2.6)%
Same-store gross margin % — new	7.5%	7.6%	(0.1)%	(1.3)%

Units

Retail unit sales of new vehicles decreased from 2019 to 2020 due to a 32,103 unit, or 30.3%, decrease in same-store new retail unit sales, coupled with a 3,539 unit decrease from net dealership dispositions. Same-store units decreased 22.8% in the U.S. and decreased 41.7% internationally. Overall, new units decreased 23.1% in the U.S. and decreased 45.9% internationally. The decrease in units is primarily due to the significant decline in our retail automotive business resulting from the COVID-19 pandemic as discussed above.

Revenues

New vehicle retail sales revenue decreased from 2019 to 2020 due to a $1,188.7 million, or 26.8%, decrease in same-store revenues, coupled with a $103.7 million decrease from net dealership dispositions. Excluding $28.3 million of unfavorable foreign currency fluctuations, same-store new retail revenue decreased 26.2%. The same-store revenue decrease is due to the decrease in same-store new retail unit sales, which decreased revenue by $1,344.5 million, partially offset by a $2,110 per unit increase in comparative average selling prices (including a $383 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $155.8 million.

Gross Profit

Retail gross profit from new vehicle sales decreased from 2019 to 2020 due to a $93.4 million, or 27.6%, decrease in same-store gross profit, coupled with a $9.3 million decrease from net dealership dispositions. Excluding $2.5 million of unfavorable foreign currency fluctuations, same-store gross profit decreased 26.9%. The decrease in same-store gross profit is due to the decrease in same-store new retail unit sales, which decreased gross profit by $102.4 million, partially offset by a $122 per unit increase in the average gross profit per new vehicle retailed (including a $34 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased gross profit by $9.0 million.

Retail Automotive Dealership Used Vehicle Data

(In millions, except unit and per unit amounts)

			2020 vs. 2019
Used Vehicle Data	2020	2019	Change	% Change
Used retail unit sales	105,656	144,810	(39,154)	(27.0)%
Same-store used retail unit sales	103,948	140,581	(36,633)	(26.1)%
Used retail sales revenue	$2,785.6	$3,704.7	$(919.1)	(24.8)%
Same-store used retail sales revenue	$2,757.2	$3,612.8	$(855.6)	(23.7)%
Used retail sales revenue per unit	$26,365	$25,583	$782	3.1%
Same-store used retail sales revenue per unit	$26,525	$25,699	$826	3.2%
Gross profit — used	$141.7	$194.5	$(52.8)	(27.1)%
Same-store gross profit — used	$140.3	$193.5	$(53.2)	(27.5)%
Average gross profit per used vehicle retailed	$1,341	$1,343	$(2)	(0.1)%
Same-store average gross profit per used vehicle retailed	$1,350	$1,376	$(26)	(1.9)%
Gross margin % — used	5.1%	5.3%	(0.2)%	(3.8)%
Same-store gross margin % — used	5.1%	5.4%	(0.3)%	(5.6)%

Units

Retail unit sales of used vehicles decreased from 2019 to 2020 due to a 36,633 unit, or 26.1%, decrease in same-store used retail unit sales, coupled with a 2,521 unit decrease from net dealership dispositions. Same-store units decreased 17.5% in the U.S. and decreased 33.3% internationally. Same-store retail units for our U.S. and U.K. used vehicle supercenters decreased 34.9% and 42.1%. Overall, used units decreased 17.1% in the U.S. and decreased 35.1% internationally. The decrease in units is primarily due to the significant decline in our retail automotive business resulting from the COVID-19 pandemic as discussed above.

Revenues

Used vehicle retail sales revenue decreased from 2019 to 2020 due to an $855.6 million, or 23.7%, decrease in same-store revenues, coupled with a $63.5 million decrease from net dealership dispositions. Excluding $20.7 million of unfavorable foreign currency fluctuations, same-store used retail revenue decreased 23.1%. The same-store revenue decrease is primarily due to a decrease in same-store used retail unit sales, which decreased revenue by $941.4 million, partially offset by an $826 per unit increase in comparative average selling prices (including a $199 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $85.8 million. The average sales price per unit for our used vehicle supercenters increased 6.0% to $15,558.

Gross Profit

Retail gross profit from used vehicle sales decreased from 2019 to 2020 due to a $53.2 million, or 27.5%, decrease in same-store gross profit, partially offset by a $0.4 million increase from net dealership dispositions. Excluding $1.6 million of unfavorable foreign currency fluctuations, same-store gross profit decreased 26.7%. The decrease in same-store gross profit is due to a decrease in same-store used retail unit sales, which decreased gross profit by $50.5 million, coupled with a $26 per unit decrease in average gross profit per used vehicle retailed (including a $15 per unit decrease attributable to unfavorable foreign currency fluctuations), which decreased gross profit by $2.7 million. The average gross profit per unit for our used vehicle supercenters decreased 10.6% to $799.

Retail Automotive Dealership Finance and Insurance Data

(In millions, except unit and per unit amounts)

			2020 vs. 2019
Finance and Insurance Data	2020	2019	Change	% Change
Total retail unit sales	179,530	254,326	(74,796)	(29.4)%
Total same-store retail unit sales	177,786	246,522	(68,736)	(27.9)%
Finance and insurance revenue	$241.5	$325.5	$(84.0)	(25.8)%
Same-store finance and insurance revenue	$239.6	$319.6	$(80.0)	(25.0)%
Finance and insurance revenue per unit	$1,345	$1,280	$65	5.1%
Same-store finance and insurance revenue per unit	$1,347	$1,296	$51	3.9%

Finance and insurance revenue decreased from 2019 to 2020 due to an $80.0 million, or 25.0%, decrease in same-store revenues, coupled with a $4.0 million decrease from net dealership dispositions. Excluding $1.6 million of unfavorable foreign currency fluctuations, same-store finance and insurance revenue decreased 24.5%. The same-store revenue decrease is due to a decrease in same-store retail unit sales, which decreased revenue by $89.1 million, partially offset by a $51 per unit increase in comparative average finance and insurance revenue per unit (including a $9 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $9.1 million. Finance and insurance revenue per unit increased 3.8% in the U.S. and 5.1% in the U.K. We believe the increase in same-store finance and insurance revenue per unit is primarily due to our efforts to increase finance and insurance revenue, which include implementing hands-on digital customer sales platforms, additional training, and targeting underperforming locations.

Retail Automotive Dealership Service and Parts Data

(In millions)

			2020 vs. 2019
Service and Parts Data	2020	2019	Change	% Change
Service and parts revenue	$858.5	$1,110.5	$(252.0)	(22.7)%
Same-store service and parts revenue	$857.6	$1,086.5	$(228.9)	(21.1)%
Gross profit — service and parts	$504.9	$659.7	$(154.8)	(23.5)%
Same-store service and parts gross profit	$504.1	$645.4	$(141.3)	(21.9)%
Gross margin % — service and parts	58.8%	59.4%	(0.6)%	(1.0)%
Same-store service and parts gross margin %	58.8%	59.4%	(0.6)%	(1.0)%

Revenues

Service and parts revenue decreased from 2019 to 2020, with a decrease of 18.6% in the U.S. and 30.5% internationally. The decrease in service and parts revenue is due to a $228.9 million, or 21.1%, decrease in same-store revenues, coupled with a $23.1 million decrease from net dealership dispositions. Excluding $5.0 million of unfavorable foreign currency fluctuations, same-store service and parts revenue decreased 20.6%. The decrease in same-store revenue is due to a $142.6 million, or 19.5%, decrease in customer pay revenue, a $71.2 million, or 25.1%, decrease in warranty revenue, and a $15.1 million, or 20.6%, decrease in vehicle preparation and body shop revenue. The decrease in service and parts is primarily due to the significant decline in our retail automotive business resulting from the COVID-19 pandemic as discussed above.

Gross Profit

Service and parts gross profit decreased from 2019 to 2020 due to a $141.3 million, or 21.9%, decrease in same-store gross profit, coupled with a $13.5 million decrease from net dealership dispositions. Excluding $2.7 million of unfavorable foreign currency fluctuations, same-store gross profit decreased 21.5%. The same-store gross profit decrease is due to the decrease in same-store revenues, which decreased gross profit by $134.5 million, coupled with a 0.6% decrease in gross margin, which decreased gross profit by $6.8 million. The same-store gross profit decrease is due to a $74.4 million, or 21.2%, decrease in customer pay gross profit, a $35.9 million, or 23.7%, decrease in warranty gross profit, and a $31.0 million, or 21.6%, decrease in vehicle preparation and body shop gross profit.

Retail Commercial Truck Dealership Data

(In millions, except unit and per unit amounts)

			2020 vs. 2019
New Commercial Truck Data	2020	2019	Change	% Change
New retail unit sales	4,874	4,534	340	7.5%
Same-store new retail unit sales	3,110	4,534	(1,424)	(31.4)%
New retail sales revenue	$553.8	$503.4	$50.4	10.0%
Same-store new retail sales revenue	$355.1	$503.4	$(148.3)	(29.5)%
New retail sales revenue per unit	$113,621	$111,014	$2,607	2.3%
Same-store new retail sales revenue per unit	$114,195	$111,014	$3,181	2.9%
Gross profit — new	$22.1	$22.0	$0.1	0.5%
Same-store gross profit — new	$13.5	$22.0	$(8.5)	(38.6)%
Average gross profit per new truck retailed	$4,534	$4,848	$(314)	(6.5)%
Same-store average gross profit per new truck retailed	$4,342	$4,848	$(506)	(10.4)%
Gross margin % — new	4.0%	4.4%	(0.4)%	(9.1)%
Same-store gross margin % — new	3.8%	4.4%	(0.6)%	(13.6)%

Units

Retail unit sales of new trucks increased from 2019 to 2020 due to a 1,764 unit increase from net dealership acquisitions, partially offset by a 1,424, or 31.4%, unit decrease in same-store retail unit sales. Same-store new truck units decreased largely due to a 39.4% decrease in the North American Class 8 heavy-duty truck market retail sales during the six months ended June 30, 2020.

Revenues

New commercial truck retail sales revenue increased from 2019 to 2020 due to a $198.7 million increase from net dealership acquisitions, partially offset by a $148.3 million decrease in same-store revenues. The decrease in same-store revenue is due to the decrease in same-store new retail unit sales, which decreased revenue by $158.1 million, partially offset by a $3,181 per unit increase in comparative average selling prices, which increased revenue by $9.8 million.

Gross Profit

New commercial truck retail gross profit increased from 2019 to 2020 due to an $8.6 million increase from net dealership acquisitions, partially offset by an $8.5 million decrease in same-store gross profit. The decrease in same-store gross profit is due to the decrease in same-store new retail unit sales, which decreased gross profit by $6.9 million, coupled with a $506 per unit decrease in average gross profit per new truck retailed, which decreased gross profit by $1.6 million.

			2020 vs. 2019
Used Commercial Truck Data	2020	2019	Change	% Change
Used retail unit sales	1,471	857	614	71.6%
Same-store used retail unit sales	1,015	857	158	18.4%
Used retail sales revenue	$71.5	$51.7	$19.8	38.3%
Same-store used retail sales revenue	$49.2	$51.7	$(2.5)	(4.8)%
Used retail sales revenue per unit	$48,622	$60,430	$(11,808)	(19.5)%
Same-store used retail sales revenue per unit	$48,482	$60,430	$(11,948)	(19.8)%
Gross profit — used	$(5.3)	$5.6	$(10.9)	(194.6)%
Same-store gross profit — used	$(3.0)	$5.6	$(8.6)	(153.6)%
Average gross profit per used truck retailed	$(3,626)	$6,566	$(10,192)	(155.2)%
Same-store average gross profit per used truck retailed	$(2,910)	6,566	$(9,476)	(144.3)%
Gross margin % — used	(7.4)%	10.8%	(18.2)%	(168.5)%
Same-store gross margin % — used	(6.1)%	10.8%	(16.9)%	(156.5)%

Units

Retail unit sales of used trucks increased from 2019 to 2020 due to a 456 unit increase from net dealership acquisitions, coupled with a 158, or 18.4%, unit increase in same-store retail unit sales. We believe the increase in used truck sales is due to the decrease in average selling price and our digital marketing efforts.

Revenues

Used commercial truck retail sales revenue increased from 2019 to 2020 due to a $22.3 million increase from net dealership acquisitions, partially offset by a $2.5 million decrease in same-store revenues. The same-store revenue decrease is due to an $11,948 per unit decrease in comparative average selling prices, which decreased revenue by $10.2 million, partially offset by the increase in same-store used retail unit sales, which increased revenue by $7.7 million.

Gross Profit

Used commercial truck retail gross profit decreased from 2019 to 2020 due to an $8.6 million decrease in same-store gross profit, coupled with a $2.3 million decrease from net dealership acquisitions. The decrease in same-store gross profit is due to a $9,476 per unit decrease in average gross profit per used truck retailed, which decreased gross profit by $8.6 million. The decline in average gross profit per used truck retailed is attributable to an oversupply of used trucks in the market, coupled with new truck availability during 2020 when compared to the same period in 2019.

			2020 vs. 2019
Service and Parts Data	2020	2019	Change	% Change
Service and parts revenue	$236.0	$186.1	$49.9	26.8%
Same-store service and parts revenue	$162.1	$185.8	$(23.7)	(12.8)%
Gross profit — service and parts	$102.5	$73.4	$29.1	39.6%
Same-store service and parts gross profit	$65.4	$73.3	$(7.9)	(10.8)%
Gross margin % — service and parts	43.4%	39.4%	4.0%	10.2%
Same-store service and parts gross margin %	40.3%	39.5%	0.8%	2.0%

Revenues

Service and parts revenue increased from 2019 to 2020 due to a $73.6 million increase from net dealership acquisitions, partially offset by a $23.7 million decrease in same-store revenues. Customer pay work represents approximately 76.7% of PTG’s service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The decrease in same-store revenue is due to a $22.3 million, or 14.3%, decrease in customer pay revenue, and a $1.4 million, or 6.1%, decrease in warranty revenue. The same-store decrease in service and parts is primarily due to the decline in our retail truck business resulting from the COVID-19 pandemic as discussed above

Gross Profit

Service and parts gross profit increased from 2019 to 2020 due to a $37.0 million increase from net dealership acquisitions, partially offset by a $7.9 million decrease in same-store gross profit. The same-store gross profit decrease is due to the decrease in same-store revenues, which decreased gross profit by $9.6 million, partially offset by a 0.8% increase in gross margin, which increased gross profit by $1.7 million. The same-store gross profit decrease is due to a $7.5 million, or 13.9%, decrease in customer pay gross profit, a $0.5 million, or 4.2%, decrease in warranty gross profit, and partially offset by a $0.1 million, or 1.3%, increase in body shop gross profit.

Commercial Vehicle Distribution Data

(In millions, except unit amounts)

			2020 vs. 2019
Penske Australia Data	2020	2019	Change	% Change
Vehicle unit sales	472	929	(457)	(49.2)%
Sales revenue	$199.5	$273.6	$(74.1)	(27.1)%
Gross profit	$56.2	$69.8	$(13.6)	(19.5)%

Our Penske Australia operations are primarily comprised of commercial vehicle, engine, and power systems distribution. This business generated $199.5 million of revenue during the six months ended June 30, 2020 compared to $273.6 million of revenue in the prior year, a decrease of 27.1%. These businesses generated $56.2 million of gross profit during the six months ended June 30, 2020 compared to $69.8 million of gross profit in the prior year, a decrease of 19.5%.

The decrease in units is primarily due to the decline in the Australian heavy-duty truck market. The decline in revenue from 2019 to 2020 is largely attributable to the decline in the Australian and New Zealand heavy-duty truck market, including significant declines due to the COVID-19 pandemic as discussed above. Excluding $15.1 million of negative foreign currency fluctuations, revenues decreased 21.6%. Excluding $4.2 million of negative foreign currency fluctuations, gross profit decreased 13.5%.

Selling, General and Administrative Data

(In millions)

			2020 vs. 2019
Selling, General and Administrative Data	2020	2019	Change	% Change
Personnel expense	$627.6	$782.7	$(155.1)	(19.8)%
Advertising expense	$38.6	$51.9	$(13.3)	(25.6)%
Rent & related expense	$157.5	$168.4	$(10.9)	(6.5)%
Other expense	$271.7	$332.3	$(60.6)	(18.2)%
Total SG&A expenses	$1,095.4	$1,335.3	$(239.9)	(18.0)%
Same store SG&A expenses	$1,056.2	$1,303.9	$(247.7)	(19.0)%

Personnel expense as % of gross profit	47.2%	45.5%	1.7%	3.7%
Advertising expense as % of gross profit	2.9%	3.0%	(0.1)%	(3.3)%
Rent & related expense as % of gross profit	11.9%	9.8%	2.1%	21.4%
Other expense as % of gross profit	20.4%	19.4%	1.0%	5.2%
Total SG&A expenses as % of gross profit	82.4%	77.7%	4.7%	6.0%
Same store SG&A expenses as % of same store gross profit	82.0%	77.2%	4.8%	6.2%

Selling, general and administrative expenses (“SG&A”) decreased from 2019 to 2020 due to a $247.7 million, or 19.0%, decrease in same-store SG&A, partially offset by a $7.8 million increase from net dealership acquisitions/dispositions. Excluding the $11.2 million reduction related to foreign currency fluctuations, same-store SG&A decreased 18.2%. SG&A as a percentage of gross profit was 82.4%, an increase of 470 basis points compared to 77.7% in the prior year. SG&A expenses as a percentage of total revenue was 12.6% and 11.8% in the six months ended June 30, 2020 and 2019, respectively.

Depreciation

(In millions)

			2020 vs. 2019
	2020	2019	Change	% Change
Depreciation	$56.4	$53.5	$2.9	5.4%

The increase in depreciation from 2019 to 2020 is primarily due to a $3.2 million, or 6.1%, increase in same-store depreciation, partially offset by a $0.3 million decrease from net acquisitions/dispositions. The overall increase is primarily related to our ongoing facility improvements and expansion programs.

Floor Plan Interest Expense

(In millions)

			2020 vs. 2019
	2020	2019	Change	% Change
Floor plan interest expense	$29.4	$42.8	$(13.4)	(31.3)%

Floor plan interest expense, including the impact of swap transactions, decreased $13.4 million from 2019 to 2020 primarily due to a $14.3 million, or 34.0%, decrease in same-store floor plan interest expense, partially offset by a $0.9 million increase from net dealership acquisitions/dispositions. The overall decrease is primarily due to decreases in amounts outstanding under floor plan arrangements and decreases in applicable rates.

Other Interest Expense

(In millions)

			2020 vs. 2019
	2020	2019	Change	% Change
Other interest expense	$60.1	$60.3	$(0.2)	(0.3)%

The decrease in other interest expense from 2019 to 2020 is primarily due the decrease in outstanding revolver borrowings under the U.S. and U.K. credit agreements and decreases in applicable rates.

Equity in Earnings of Affiliates

(In millions)

			2020 vs. 2019
	2020	2019	Change	% Change
Equity in earnings of affiliates	$44.4	$66.3	$(21.9)	(33.0)%

The decrease in equity in earnings of affiliates from 2019 to 2020 is primarily due to the decrease of $20.3 million in earnings from our investment in PTS, coupled with a decrease in earnings from our retail automotive joint ventures each primarily due to deteriorating business conditions due to the COVID-19 pandemic as discussed above. For the six months ended June 30, 2019, PTS’ results include the favorable affirmation of PTS’ position in a litigation matter, which increased our equity earnings by $3.3 million.

Income Taxes

(In millions)

			2020 vs. 2019
	2020	2019	Change	% Change
Income taxes	$36.6	$76.2	$(39.6)	(52.0)%

Income taxes decreased from 2019 to 2020 primarily due to a $161.0 million decrease in our pre-tax income compared to the prior year. Our effective tax rate was 27.6% during the six months ended June 30, 2020 compared to

25.9% during the six months ended June 30, 2019, primarily due to fluctuations in our geographic pre-tax income mix.

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

As of June 30, 2020, we had $159.3 million of cash available to fund our operations and capital commitments. In addition, we had $700.0 million, £162.0 million ($200.9 million), and AU $50.0 million ($34.5 million) available for borrowing under our U.S. credit agreement, U.K. credit agreement, and Australian working capital loan agreement, respectively. On July 6, 2020, we amended our U.S. credit agreement to provide for an additional $100 million of borrowing capacity effective August 1, 2020.

Securities Repurchases

From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit agreement, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. As of June 30, 2020, we have $170.6 million in repurchase authorization under the existing securities repurchase program. Refer to the disclosures provided in Part I, Item 1, Note 13 of the Notes to our Consolidated Condensed Financial Statements for a summary of shares repurchased under our securities repurchase program during the six months ended June 30, 2020.

Dividends

We paid the following cash dividends on our common stock in 2019 and 2020:

Per Share Dividends

2019

First Quarter	$0.38
Second Quarter	0.39
Third Quarter	0.40
Fourth Quarter	0.41

2020

First Quarter	$0.42
Second Quarter	$—

In May 2020, we announced that our Board of Directors suspended our cash dividend. We previously paid a quarterly dividend of $0.42 per share to shareholders on March 3, 2020. Future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors, which may include our expectations regarding the severity and duration of the COVID-19 pandemic, our earnings, cash flow, capital requirements, restrictions relating to any then-existing indebtedness, financial condition, and other factors.

Vehicle Financing

Refer to the disclosures provided in Part I, Item 1, Note 8 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of financing for the vehicles we purchase, including discussion of our floor plan and other revolving arrangements.

Long-Term Debt Obligations

As of June 30, 2020, we had the following long-term debt obligations outstanding:

June 30,
(In millions)	2020
U.S. credit agreement — revolving credit line	$—
U.K. credit agreement — revolving credit line	—
U.K. credit agreement — overdraft line of credit	—
3.75% senior subordinated notes due August 15, 2020	299.9
5.75% senior subordinated notes due 2022	548.1
5.375% senior subordinated notes due 2024	298.3
5.50% senior subordinated notes due 2026	496.1
Australia capital loan agreement	30.5
Australia working capital loan agreement	—
Mortgage facilities	417.0
Other	47.5
Total long-term debt	$2,137.4

As of June 30, 2020, we were in compliance with all covenants under our credit agreements and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 10 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of our long-term debt obligations.

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

During the six months ended June 30, 2020, outstanding revolving commitments varied between $0.0 million and $350.0 million under the U.S. credit agreement, between £0.0 million and £140.0 million ($0.0 million and $173.6 million) under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and between AU $0.0 million and AU $20.0 million ($0.0 million and $13.8 million) under the Australia working capital loan agreement. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.

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

PTS Dividends

We hold a 28.9% ownership interest in PTS as noted above. Their partnership agreement requires PTS, subject to applicable law and the terms of its credit agreements, to make quarterly distributions to the partners with respect to each fiscal year by no later than 45 days after the end of each of the first three quarters of the year and by April 15 of the following year. PTS’ principal debt agreements allow partner distributions only as long as they are not in default under that agreement and the amount they pay does not exceed 50% of its consolidated net income. We receive pro rata cash distributions relating to this investment, typically in April, May, August and November of each year. During the six months ended June 30, 2020 and 2019, we received $25.0 million and $31.8 million, respectively, of pro rata cash distributions relating to this investment. We currently expect to continue to receive future distributions from PTS quarterly, subject to its financial performance.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period.

Operating Leases

As of June 30, 2020, we were in compliance with all financial covenants under our operating leases consisting principally of leases for dealership and other properties, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 3 and Note 12 of the Notes to our Consolidated Condensed Financial Statements for a description of our operating leases.

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

Condensed income statement information:

	PAG and Guarantor Subsidiaries
	Six Months Ended	Twelve Months Ended
	June 30, 2020	December 31, 2019
Revenues	$5,089.7	$12,928.8
Gross profit	831.2	2,019.2
Equity in earnings of affiliates	43.5	142.4
Income from continuing operations	82.6	318.8
Net income	82.8	319.2
Net income attributable to Penske Automotive Group	82.8	319.2

Condensed balance sheet information:

	PAG and Guarantor Subsidiaries
	June 30, 2020	December 31, 2019
Current assets (1)	$2,539.6	$3,157.5
Property and equipment, net	1,115.1	1,104.9
Equity method investments	1,341.4	1,328.8
Other noncurrent assets	3,210.9	3,230.9
Current liabilities	2,071.5	2,684.2
Noncurrent liabilities	4,157.1	4,175.3

(1)	Includes $502.8 million and $497.4 million as of June 30, 2020 and December 31, 2019, respectively, due from Non-Guarantors.

During the six months ended June 30, 2020, PAG received $13.0 million from non-guarantor subsidiaries for the repayment of a short-term note. During the twelve months ended December 31, 2019, PAG received $77.3 million in distributions from non-guarantor subsidiaries.

Cash Flows

The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities. The major components of these changes are discussed below.

	Six Months Ended June 30,
(In millions)	2020	2019
Net cash provided by continuing operating activities	$784.4	$304.6
Net cash used in continuing investing activities	(47.8)	(122.0)
Net cash used in continuing financing activities	(605.2)	(178.1)
Net cash provided by discontinued operations	0.1	—
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.1)
Net change in cash and cash equivalents	$131.2	$4.4

Cash Flows from Continuing Operating Activities

Cash flows from continuing operating activities includes net income, as adjusted for non-cash items and the effects of changes in working capital. Our cash flows from continuing operating activities were positively impacted during the six months ended June 30, 2020 due to deferrals of floorplan interest, sales and use tax, and mortgage interest resulting from the COVID-19 related relief provided by our lenders and government jurisdictions.

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

	Six Months Ended June 30,
(In millions)	2020	2019
Net cash from continuing operating activities as reported	$784.4	$304.6
Floor plan notes payable — non-trade as reported	(309.9)	6.8
Net cash from continuing operating activities including all floor plan notes payable	$474.5	$311.4

Cash Flows from Continuing Investing Activities

Cash flows from continuing investing activities consist primarily of cash used for capital expenditures, proceeds from the sale of dealerships, proceeds from sale of equipment and improvements, and net expenditures for acquisitions and other investments. Capital expenditures were $76.8 million and $134.5 million during the six months ended June 30, 2020 and 2019, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our retail automotive segment and retail commercial truck segment capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit agreements. Proceeds from the sale of dealerships were $10.3 million and $7.2 million during the six months ended June 30, 2020 and 2019, respectively. Proceeds from the sale of equipment and improvements were $19.8 million and $5.2 million during the six months ended June 30, 2020 and 2019, respectively. We had no cash used in acquisitions and other investments, net of cash acquired, for the six months ended June 30, 2020 compared to $1.1 million during the six months ended June 30, 2019.

Cash Flows from Continuing Financing Activities

Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, net borrowings or repayments of floor plan notes payable non-trade, repurchases of common stock, and dividends.

We had net repayments of long-term debt of $205.8 million and net borrowings of $9.8 million during the six months ended June 30, 2020 and 2019, respectively. We had net repayments of floor plan notes payable non-trade of $309.9 million and net borrowings of $6.8 million during the six months ended June 30, 2020 and 2019, respectively. We repurchased common stock for a total of $29.4 million and $130.6 million during the six months ended June 30, 2020 and 2019, respectively. We also paid cash dividends to our stockholders of $34.2 million and $64.5 million during the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, we made payments of $21.1 million to settle contingent consideration to sellers related to previous acquisitions.

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

Other Related Party Interests and Transactions

Robert Kurnick, Jr., our President and a director, is also the Vice Chair and a director of Penske Corporation. Bud Denker, our Executive Vice President, Human Resources, is also the President of Penske Corporation. Greg Penske, one of our directors, is the son of our chair and is also a director of Penske Corporation. Michael Eisenson, one of our directors, is also a director of Penske Corporation. Masashi Yamanaka, one of our directors, is also an employee of Mitsui & Co.

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

Joint Venture Relationships

We are party to a number of joint ventures pursuant to which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of June 30, 2020, our retail automotive joint venture relationships included:

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

Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in our 2019 annual report on Form 10-K filed February 21, 2020 and our first quarter Form 10-Q filed on May 6, 2020. Important factors that could cause actual results to differ materially from our expectations include those mentioned in “Item 1A. Risk Factors” and the following:

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

In April 2020, we entered into a new five-year interest rate swap agreement pursuant to which the LIBOR portion of $300.0 million of our U.S. floating rate floor plan debt is fixed at 0.5875%. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the trailing twelve months ended June 30, 2020, considering the swap arrangement, a 100 basis point change in interest rates would result in an approximate $36.1 million change to our annual floor plan interest expense.

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

Interest rate fluctuations affect the fair market value of our fixed rate debt, including our swaps, mortgages, and certain seller financed promissory notes, but with respect to such fixed rate debt instruments, do not impact our earnings or cash flows.

Foreign Currency Exchange Rates. As of June 30, 2020, we had consolidated operations in the U.K., Germany, Italy, Canada, Australia and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $335.2 million change to our revenues for the six months ended June 30, 2020.

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

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 , which could materially affect our business, financial condition, or future results. The following updates the risk factors included in our 2019 Form 10-K and first quarter 2020 Form 10-Q:

COVID-19 has disrupted, and may continue to disrupt, our business, which could adversely affect our financial performance. The outbreak of COVID-19 across the globe has adversely impacted each of our markets and the global economy, leading to disruptions to our business. The pandemic continues in all of our markets. Governmental authorities have taken countermeasures to slow the outbreak including shelter-in-place orders, stay-at-home orders, large-scale restrictions on travel, and government-funded assistance programs to individuals and businesses. In April and May of 2020 because of business closures and shelter-in-place orders, same-store new and used automotive retail sales declined 60.1%, and even though most of our repair services were deemed essential under such restrictions, we also experienced a 52.0% decline in our automotive service and parts business and a 24.0% same-store decline in our commercial vehicle service and parts operations. However, these results began to improve in early June as business closures and shelter-in-place orders subsided. We are currently evaluating whether the improved results beginning in June are sustainable or resulting from pent-up demand. The pandemic is a highly fluid and rapidly evolving situation, and while we continue to adjust our operations to conform to regulatory changes and consumer preferences in the evolving environment, we cannot anticipate with any certainty the length, scope, or severity of the business impact from the pandemic in each of the jurisdictions that we operate. See “Part II, Item 1A. Risk Factors.”

The full impact that COVID-19 will have on our business cannot be predicted at this time due to numerous uncertainties, including the duration of the outbreak, travel restrictions, business closures, the effectiveness of actions taken to contain the disease, the development of a reliable vaccine, the effect of government assistance programs, production levels from our manufacturing partners, and other unintended consequences. This impact could include changes in customer demand; our relationship with, and the financial and operational capacities of, vehicle manufacturers, captive finance companies and other suppliers; workforce availability; risks associated with our indebtedness (including available borrowing capacity, compliance with financial covenants and ability to refinance or repay indebtedness on favorable terms); the adequacy of our cash flow and earnings and other conditions which may affect our liquidity; our ability to pay our quarterly dividend at prior levels; and disruptions to our technology network and other critical systems, including our dealer management systems and software or other facilities or equipment.

We believe that business disruption relating to the COVID-19 pandemic will continue to negatively impact the global economy and may materially affect our businesses as outlined above, or in other manners, all of which would adversely impact our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2020, we repurchased 890,195 shares of our common stock for $29.4 million, or an average of $33.06 per share, under our securities repurchase program approved by our Board of Directors. While we did not repurchase any common stock under this program during the second quarter of 2020, we acquired 133,093 shares of our common stock for $4.8 million, or an average of $35.99 per share, from employees in connection with a net share settlement feature of employee equity awards. As of June 30, 2020, our remaining authorization under our securities repurchase program was $170.6 million.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
April 1 to April 30, 2020	—	$—	—	$—
May 1 to May 31, 2020	—	$—	—	$—
June 1 to June 30, 2020	133,093	$35.99	—	$—
	133,093		—
(1)	Consists of shares acquired from employees in connection with a net share settlement feature of employee equity awards

Item 6. Exhibits

EXHIBIT INDEX

Exhibit
No.	Description

4.1

Sixth Amendment to Fifth Amended and Restated Credit Agreement dated July 6, 2020, among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 4.1 to our Form 8-K filed July 7, 2020).

10.1	Penske Automotive Group 401(k) Savings and Retirement Plan Amendment Number 2020-1 dated May 15, 2020

22	List of Guarantor Subsidiaries under the Company’s Senior Subordinated Notes

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.

32	Section 1350 Certification.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger S. Penske
Roger S. Penske
Date: July 30, 2020		Chief Executive Officer

	By:	/s/ J.D. Carlson
J.D. Carlson
Date: July 30, 2020		Chief Financial Officer