Form 10-Q
period 2020-09-30
PENSKE AUTOMOTIVE GROUP, INC.
filed 2020-10-27
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of October 26, 2020, there were 80,335,731 shares of voting common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2020	2019

	(Unaudited)
	(In millions, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$92.7	$28.1
Accounts receivable, net of allowance for doubtful accounts of $5.2 and $5.7	848.2	960.3
Inventories	3,209.7	4,260.7
Other current assets	198.8	85.0
Total current assets	4,349.4	5,334.1
Property and equipment, net	2,337.9	2,366.4
Operating lease right-of-use assets	2,378.7	2,360.5
Goodwill	1,901.1	1,911.0
Other indefinite-lived intangible assets	554.4	552.2
Equity method investments	1,465.7	1,399.0
Other long-term assets	22.5	19.5
Total assets	$13,009.7	$13,942.7
LIABILITIES AND EQUITY
Floor plan notes payable	$1,484.0	$2,412.5
Floor plan notes payable — non-trade	1,046.4	1,594.0
Accounts payable	717.2	638.8
Accrued expenses and other current liabilities	774.8	701.9
Current portion of long-term debt	85.6	103.3
Liabilities held for sale	0.5	0.5
Total current liabilities	4,108.5	5,451.0
Long-term debt	2,216.1	2,257.0
Long-term operating lease liabilities	2,319.3	2,301.2
Deferred tax liabilities	853.3	677.9
Other long-term liabilities	429.0	444.0
Total liabilities	9,926.2	11,131.1
Commitments and contingent liabilities (Note 12)
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 80,336,211 shares issued and outstanding at September 30, 2020; 81,084,751 shares issued and outstanding at December 31, 2019	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	301.2	320.4
Retained earnings	2,985.0	2,675.8
Accumulated other comprehensive income (loss)	(221.9)	(202.8)
Total Penske Automotive Group stockholders’ equity	3,064.3	2,793.4
Non-controlling interest	19.2	18.2
Total equity	3,083.5	2,811.6
Total liabilities and equity	$13,009.7	$13,942.7

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(Unaudited)
	(In millions, except per share amounts)
Revenue:
Retail automotive dealership	$5,258.0	$5,155.4	$12,828.1	$15,442.9
Retail commercial truck dealership	590.9	692.3	1,481.5	1,451.4
Commercial vehicle distribution and other	122.7	119.9	322.2	393.5
Total revenues	5,971.6	5,967.6	14,631.8	17,287.8
Cost of sales:
Retail automotive dealership	4,408.3	4,407.9	10,834.0	13,159.0
Retail commercial truck dealership	517.8	605.7	1,279.4	1,251.9
Commercial vehicle distribution and other	89.0	84.3	232.3	287.9
Total cost of sales	5,015.1	5,097.9	12,345.7	14,698.8
Gross profit	956.5	869.7	2,286.1	2,589.0
Selling, general and administrative expenses	643.3	672.8	1,738.7	2,008.1
Depreciation	29.0	27.5	85.4	81.0
Operating income	284.2	169.4	462.0	499.9
Floor plan interest expense	(8.0)	(21.4)	(37.4)	(64.2)
Other interest expense	(30.8)	(32.9)	(90.9)	(93.2)
Equity in earnings of affiliates	66.2	43.3	110.6	109.6
Income from continuing operations before income taxes	311.6	158.4	444.3	452.1
Income taxes	(64.1)	(42.4)	(100.7)	(118.6)
Income from continuing operations	247.5	116.0	343.6	333.5
Income from discontinued operations, net of tax	0.1	0.1	0.3	0.3
Net income	247.6	116.1	343.9	333.8
Less: Income (loss) attributable to non-controlling interests	1.0	(0.1)	0.5	(0.4)
Net income attributable to Penske Automotive Group common stockholders	$246.6	$116.2	$343.4	$334.2
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$3.07	$1.42	$4.27	$4.02
Discontinued operations	—	—	—	—
Net income attributable to Penske Automotive Group common stockholders	$3.07	$1.42	$4.27	$4.03
Shares used in determining basic earnings per share	80.3	81.6	80.4	83.0
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$3.07	$1.42	$4.27	$4.02
Discontinued operations	—	—	—	—
Net income attributable to Penske Automotive Group common stockholders	$3.07	$1.42	$4.27	$4.03
Shares used in determining diluted earnings per share	80.4	81.7	80.4	83.0
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$247.5	$116.0	$343.6	$333.5
Less: Income (Loss) attributable to non-controlling interests	1.0	(0.1)	0.5	(0.4)
Income from continuing operations, net of tax	246.5	116.1	343.1	333.9
Income from discontinued operations, net of tax	0.1	0.1	0.3	0.3
Net income attributable to Penske Automotive Group common stockholders	$246.6	$116.2	$343.4	$334.2
Cash dividends per share	$—	$0.40	$0.42	$1.17

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(Unaudited)
	(In millions)
Net income	$247.6	$116.1	$343.9	$333.8
Other comprehensive income:
Foreign currency translation adjustment	49.9	(44.3)	(15.4)	(54.1)
Unrealized gain (loss) on interest rate swaps:
Unrealized gain (loss) arising during the period, net of tax provision (benefit) of $0.1, $0.0, ($1.4), and $0.0, respectively	0.3	—	(3.8)	—
Reclassification adjustment for loss included in floor plan interest expense, net of tax benefit of $0.1, $0.0, $0.1, and $0.0, respectively	(0.2)	—	(0.2)	—
Unrealized gain (loss) on interest rate swaps, net of tax	0.1	—	(4.0)	—
Other adjustments to comprehensive income, net	3.3	(1.9)	0.6	1.9
Other comprehensive income (loss), net of tax	53.3	(46.2)	(18.8)	(52.2)
Comprehensive income	300.9	69.9	325.1	281.6
Less: Comprehensive income (loss) attributable to non-controlling interests	1.4	(0.6)	0.8	(1.1)
Comprehensive income attributable to Penske Automotive Group common stockholders	$299.5	$70.5	$324.3	$282.7

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2020	2019

	(Unaudited)
	(In millions)
Operating Activities:
Net income	$343.9	$333.8
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	85.4	81.0
Earnings of equity method investments	(88.9)	(77.8)
Income from discontinued operations, net of tax	(0.3)	(0.3)
Deferred income taxes	177.6	48.2
Changes in operating assets and liabilities:
Accounts receivable	112.2	(38.0)
Inventories	1,043.5	119.9
Floor plan notes payable	(925.9)	108.7
Accounts payable and accrued expenses	172.1	128.6
Other	(70.1)	(43.3)
Net cash provided by continuing operating activities	849.5	660.8
Investing Activities:
Purchase of equipment and improvements	(114.3)	(188.8)
Proceeds from sale of dealerships	10.3	7.3
Proceeds from sale-leaseback transactions	—	7.3
Proceeds from sale of equipment and improvements	19.8	5.1
Acquisitions net, including repayment of sellers’ floor plan notes payable of $0 and $138.5, respectively	—	(326.9)
Other	(4.4)	(7.4)
Net cash used in continuing investing activities	(88.6)	(503.4)
Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	956.0	1,458.0
Repayments under U.S. credit agreement revolving credit line	(1,001.0)	(1,383.0)
Issuance of 3.50% senior subordinated notes	550.0	—
Repayment of 3.75% senior subordinated notes	(300.0)	—
Net (repayments) borrowings of other long-term debt	(253.7)	95.3
Net repayments of floor plan notes payable — non-trade	(547.6)	(18.0)
Payments for contingent consideration	(31.6)	—
Repurchases of common stock	(29.4)	(174.1)
Dividends	(34.2)	(97.3)
Payment of deferred financing fees	(7.8)	—
Other	(5.0)	0.1
Net cash used in continuing financing activities	(704.3)	(119.0)
Discontinued operations:
Net cash provided by discontinued operating activities	0.2	0.2
Net cash provided by discontinued investing activities	—	—
Net cash provided by discontinued financing activities	—	—
Net cash provided by discontinued operations	0.2	0.2
Effect of exchange rate changes on cash and cash equivalents	7.8	(0.5)
Net change in cash and cash equivalents	64.6	38.1
Cash and cash equivalents, beginning of period	28.1	39.4
Cash and cash equivalents, end of period	$92.7	$77.5
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$106.7	$139.6
Income taxes	32.1	69.8
Non cash activities:
Contingent consideration	$—	10.6

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	Three Months Ended September 30, 2020

					Accumulated	Total
	Common Stock		Additional		Other	Penske
	Issued		Paid-in	Retained	Comprehensive	Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity

	(Unaudited)
	(Dollars in millions)
Balance, June 30, 2020	80,339,909	$—	$296.3	$2,738.4	$(274.8)	$2,759.9	$17.7	$2,777.6
Equity compensation	750	—	5.1	—	—	5.1	—	5.1
Repurchases of common stock	(4,448)	—	(0.2)	—	—	(0.2)	—	(0.2)
Interest rate swaps	—	—	—	—	0.1	0.1	—	0.1
Foreign currency translation	—	—	—	—	49.5	49.5	0.4	49.9
Other	—	—	—	—	3.3	3.3	0.1	3.4
Net income	—	—	—	246.6	—	246.6	1.0	247.6
Balance, September 30, 2020	80,336,211	$—	$301.2	$2,985.0	$(221.9)	$3,064.3	$19.2	$3,083.5

	Three Months Ended September 30, 2019

					Accumulated	Total
	Common Stock		Additional		Other	Penske
	Issued		Paid-in	Retained	Comprehensive	Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity

	(Unaudited)
	(Dollars in millions)
Balance, June 30, 2019	81,956,305	$—	$356.5	$2,524.3	$(240.3)	$2,640.5	$20.5	$2,661.0
Equity compensation	132,244	—	4.3	—	—	4.3	—	4.3
Repurchases of common stock	(1,021,622)	—	(43.6)	—	—	(43.6)	—	(43.6)
Dividends	—	—	—	(32.8)	—	(32.8)	—	(32.8)
Distributions to non-controlling interest	—	—	—	—	—	—	(0.1)	(0.1)
Foreign currency translation	—	—	—	—	(43.8)	(43.8)	(0.5)	(44.3)
Other	—	—	—	—	(1.9)	(1.9)	0.4	(1.5)
Net income	—	—	—	116.2	—	116.2	(0.1)	116.1
Balance, September 30, 2019	81,066,927	$—	$317.2	$2,607.7	$(286.0)	$2,638.9	$20.2	$2,659.1

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	Nine Months Ended September 30, 2020

					Accumulated	Total
	Common Stock		Additional		Other	Penske
	Issued		Paid-in	Retained	Comprehensive	Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity

	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2019	81,084,751	$—	$320.4	$2,675.8	$(202.8)	$2,793.4	$18.2	$2,811.6
Equity compensation	279,196	—	15.2	—	—	15.2	—	15.2
Repurchases of common stock	(1,027,736)	—	(34.4)	—	—	(34.4)	—	(34.4)
Dividends	—	—	—	(34.2)	—	(34.2)	—	(34.2)
Interest rate swaps	—	—	—	—	(4.0)	(4.0)	—	(4.0)
Foreign currency translation	—	—	—	—	(15.7)	(15.7)	0.3	(15.4)
Other	—	—	—	—	0.6	0.6	0.2	0.8
Net income	—	—	—	343.4	—	343.4	0.5	343.9
Balance, September 30, 2020	80,336,211	$—	$301.2	$2,985.0	$(221.9)	$3,064.3	$19.2	$3,083.5

	Nine Months Ended September 30, 2019

					Accumulated	Total
	Common Stock		Additional		Other	Penske
	Issued		Paid-in	Retained	Comprehensive	Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity

	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2018	84,546,970	$—	$477.8	$2,365.8	$(234.5)	$2,609.1	$25.6	$2,634.7
Adoption of ASC 842	—	—	—	5.0	—	5.0	—	5.0
Equity compensation	506,793	—	13.5	—	—	13.5	—	13.5
Repurchases of common stock	(3,986,836)	—	(174.1)	—	—	(174.1)	—	(174.1)
Dividends	—	—	—	(97.3)	—	(97.3)	—	(97.3)
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	—	—	(4.8)	(4.8)
Distributions to non-controlling interest	—	—	—	—	—	—	(0.5)	(0.5)
Foreign currency translation	—	—	—	—	(53.4)	(53.4)	(0.7)	(54.1)
Other	—	—	—	—	1.9	1.9	1.0	2.9
Net income	—	—	—	334.2	—	334.2	(0.4)	333.8
Balance, September 30, 2019	81,066,927	$—	$317.2	$2,607.7	$(286.0)	$2,638.9	$20.2	$2,659.1

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

We are a diversified international transportation services company that operates automotive and commercial truck dealerships principally in the United States, Canada, and Western Europe and distributes commercial vehicles, diesel engines, gas engines, power systems, and related parts and services principally in Australia and New Zealand.

COVID-19 Disclosure

Overview - The outbreak of COVID-19 across the globe adversely impacted each of our markets and the global economy beginning in the first quarter of 2020, leading to disruptions to our business. Governmental authorities have taken countermeasures to slow the outbreak including shelter-in-place orders, restrictions on travel, and government-funded assistance programs to individuals and businesses. The shelter-in-place orders and resulting business closures severely and negatively impacted our results, in particular in the second quarter. While the pandemic continues in all of our markets, as these orders lapsed and businesses reopened, we experienced improved business conditions and improved financial results in the third quarter. For example, for the three months ended September 30, 2020, we experienced increased gross profit per unit, principally resulting from limited vehicle availability due to plant shutdowns related to COVID-19, as new and used retail automotive gross profit per unit increased 27.8% and 67.3%. In addition, selling, general, and administrative expenses as a percentage of gross profit decreased 10.1 percentage points in the third quarter in part due to employee reductions, temporary compensation reductions, government assistance, and other expense reductions noted below. While our third quarter retail automotive same-store new and used unit sales decreased 5.8% and 3.6% compared to the same period last year and service and parts revenue decreased 2.4%, we experienced sequential improvement of same-store new and used unit sales of 71% and 65% when compared to the second quarter of 2020 and a 51% increase in same-store service and parts revenue.

The pandemic is a highly fluid and rapidly evolving situation, and while we continue to adjust our operations to conform to regulatory changes and consumer preferences in the evolving environment, we cannot anticipate with any certainty the length, scope, or severity of the business impact from the pandemic in each of the jurisdictions that we operate. See “Part II, Item 1A. Risk Factors.”

In response to shelter-in-place orders resulting from the COVID-19 pandemic, many of our automotive and commercial vehicle showrooms experienced temporary closures during the second quarter of 2020 though all have since reopened. Virtually all of our service, parts, and collision center departments remained open during the crisis, and curbside or home delivery offerings supplemented our traditional service offerings. We modified certain business practices to conform to government restrictions and best practices encouraged by government and regulatory authorities. Even though most of our showrooms are open, we continue to offer sales activity by appointment and through our e-commerce channels. In all of our locations, we implemented enhanced cleaning procedures, enforced social distancing guidelines, and took other precautions to maintain the health and safety of our employees and customers. We continue to experience interim business closures at some of our facilities in response to a customer or employee reporting a positive test result for COVID-19. When we become aware of such result, we notify appropriate personnel and deep clean our facility, which may include closure of that facility. We also are experiencing increased costs for providing the appropriate level of safety equipment for our facilities and employees, as well as increased costs for daily and enhanced deep cleaning when appropriate.

Beginning in the first quarter of 2020, we implemented a hiring freeze and expense reductions across the company, including the postponement and elimination of an estimated $150 million in capital expenditures. We furloughed over 15,000 employees in February and March in various countries. As business conditions improved, we returned employees to work; however, approximately 650 employees remain furloughed as of October 1, 2020. We also reduced our workforce by approximately 3,700 employees or 14% compared to January 1, 2020. During 2020, many of our employees who were not furloughed worked reduced hours and experienced pay cuts, including a six-month 100% reduction in salary for our CEO and President and 25% reductions in salary for our other named executive officers. In addition, our Board of Directors waived six months of its cash compensation in 2020. The compensation levels for our officers and Board of Directors have since returned to their pre-COVID-19 levels.

Most of our manufacturer partners began suspending production beginning in late March, and production disruptions continued into the second quarter. These disruptions resulted in lower inventory levels, in particular for new vehicles and limited inventory of certain models. Our manufacturer partners began providing us with additional incentive support in March, and our manufacturer and lending partners have provided support to retail customers such as increased incentives, payment deferrals, as well as 0% financing on certain vehicles and term lengths.

United States – Beginning in March 2020, shelter-in-place rules in many states either required we close dealerships or limit our automotive dealership operations to essential services. Virtual/online sales of new and used vehicles remained available in all locations, while the service departments remained open to support critical transportation needs. In May, many shelter-in-place rules began to expire, and restrictions were slowly lifted in many states allowing us to reopen dealerships all of which remain open, subject in certain locations to personnel capacity limits. For the three months ended September 30, 2020, new and used retail automotive gross profit per unit increased 32.3% and 46.1%, primarily due to inventory shortages and additional manufacturer incentives, while our automotive dealerships experienced a 10.4% decrease in unit volume and a 6.1% decrease in service and parts revenues compared to the prior year on a same store basis. Our U.S. Used Vehicle SuperCenters experienced a same-store used unit sales decline of 8.9% in the third quarter, largely attributable to lower inventory.

Commercial truck dealership sales and service operations remained open throughout 2020 in most locations around the U.S. and Canada providing essential services to our customers. For the three months ended September 30, 2020, the North American Class 6-8 retail sales market declined 31.0%, and our new same-store unit sales and revenue declined 15.5% and 10.8%, respectively, during the same period.

Penske Transportation Solutions – We have a 28.9% ownership interest in Penske Transportation Solutions ("PTS"). As an integral part of the North American supply chain, PTS has been generally classified as essential by governmental authorities which allowed PTS to remain operating in much of its business, providing crucial supply chain and transportation services to its customers. While its full-service leasing and contract maintenance businesses remained consistent, commercial rental utilization slowed during the second quarter but increased with the expirations of the shelter-in-place orders. In the third quarter of 2020, PTS experienced increased levels of utilization and profitability as business conditions improved. In its logistics services business, throughout 2020, PTS experienced heavy volumes in the grocery sector which were offset by plant closings in automotive and manufacturing. In the third quarter, most of PTS’ logistics customers returned to normal operations, generating strong results. PTS has also experienced improved remarketing results as truck prices improved in response to limited inventory. In response to the pandemic, PTS initially furloughed over 5,000 employees, most of which have returned to work. PTS also reduced executive salaries by up to 30%, which reductions have been eliminated.

United Kingdom – All dealerships closed on March 24, 2020, in accordance with government orders, though we provided service and parts operations on an emergency basis. Over 90% of the employees in the U.K. were placed on furlough beginning March 24, 2020. However, we opened substantially all service and parts operations in mid-May and showrooms in early June. In October 2020, in response to increased incidence of the COVID-19 pandemic, certain parts of the U.K. have reinstated shelter-in-place orders which require our dealerships to close. For the three months ended September 30, 2020, new and used retail automotive gross profit per unit increased 25.9% and 108.6%, primarily due to inventory shortages and additional manufacturer incentives, while our automotive dealerships experienced a 2.4% increase in unit volume and a 7.3% increase in service and parts revenues compared to the prior year on a same store basis. Our U.K. Used Vehicle SuperCenters also experienced a gross profit per unit increase of 121.1%, primarily due to improved inventory management, and a same-store used unit sales decrease of 12.7% in the third quarter.

Australia – In most jurisdictions, non-essential business operations were closed by government order in March 2020 though many governmental restrictions have since been lifted. Penske Australia has been deemed essential throughout the COVID-19 pandemic, and therefore, sales, parts, service, and defense functions continue to remain operational. Throughout 2020, Penske Australia results of operations have remained consistent in spite of the pandemic.

Government Assistance – We received government assistance in most of our jurisdictions through COVID-19 related government programs which provided tax credits or direct wage or health care assistance payments to us. These programs generally require us to claim tax credits or apply to the government for reimbursement of wages or employee health benefits based on the applicable laws and programs within each jurisdiction. In the three and nine months ended September 30, 2020, we received $6.0 million and $55.5 million of wage assistance for furloughed employees in the U.K. as well as an additional $1.9 million and $8.3 million of assistance and tax credits in our U.S. and other jurisdictions. As a result, we recorded a reduction to selling, general, and administrative expenses of approximately $8.0 million and $63.9 million for the amounts of government assistance received during those periods.

Liquidity – As of September 30, 2020, we had $93 million of cash and access to an additional $1.0 billion of availability through our revolving credit facilities. This amount includes $100 million of additional borrowing capacity under our U.S. credit agreement which we amended effective August 1, 2020.

During the third quarter of 2020, we repaid in full at scheduled maturity our $300 million senior subordinated notes due August 15, 2020, using availability under our U.S. revolving credit facility. We also issued $550 million in aggregate principal amount of 3.50% senior subordinated notes due 2025 in August 2020, the proceeds of which were used to redeem our $550 million in aggregate principal amount of 5.75% senior subordinated notes due 2022 on October 1. In the meantime, we utilized the proceeds from the 3.50% senior subordinated notes to temporarily pay down floorplan, U.S. revolver and mortgage revolver balances. Refer to Note 10 “Long-Term Debt” for further discussion.

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

Business Overview

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $20.6 billion in total retail automotive dealership revenue we generated in 2019. As of September 30, 2020, we operated 311 retail automotive franchises, of which 145 franchises are located in the U.S. and 166 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the nine months ended September 30, 2020, we retailed and wholesaled more than 371,000 vehicles. We are diversified geographically, with 57% of our total retail automotive dealership revenues in the nine months ended September 30, 2020, generated in the U.S. and Puerto Rico and 43% generated outside the U.S. We offer over 35 vehicle brands, with 70% of our retail automotive dealership revenue in the nine months ended September 30, 2020, generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz and Porsche. Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products. We operate our franchised dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry.

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

During the nine months ended September 30, 2020, we disposed of ten retail automotive franchises in the U.K. and made no acquisitions.

Retail Commercial Truck Dealership. We operate a heavy and medium-duty truck dealership group known as Premier Truck Group (“PTG”) offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations in Texas, Oklahoma, Tennessee, Georgia, Utah, Idaho, and Canada. As of September 30, 2020, PTG operated twenty-five locations. PTG also offers a full range of used trucks available for sale as well as service and parts departments, providing a full range of maintenance and repair services.

Penske Australia. We are the exclusive importer and distributor of Western Star heavy-duty trucks, MAN heavy and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Allison Transmission, MTU Onsite Energy, and Rolls Royce Power Systems. This business, known as Penske Australia, offers products across the on- and off-highway markets, including in the construction, mining, marine, and defense sectors, and supports full parts and aftersales service through a network of branches, field locations and dealers across the region.

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

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of September 30, 2020, and December 31, 2019, and for the three and nine months ended September 30, 2020, and 2019 is unaudited but includes all adjustments which our management believes to be necessary for the fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2019, which are included as part of our Annual Report on Form 10-K.

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

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.75% senior subordinated notes due 2022	550.0	550.3	547.6	556.7
5.375% senior subordinated notes due 2024	298.4	304.5	298.0	306.7
3.50% senior subordinated notes due 2025	542.9	541.9	—	—
5.50% senior subordinated notes due 2026	496.2	511.9	495.7	521.7
Mortgage facilities	333.8	354.8	423.2	430.9

During the third quarter of 2020, we repaid in full at scheduled maturity our $300 million senior subordinated notes due August 15, 2020 using availability under our U.S. revolving credit facility. We also issued $550 million in aggregate principal amount of 3.50% senior subordinated notes due 2025 in August 2020, the proceeds of which were used to redeem our $550 million in aggregate principal amount of 5.75% senior subordinated notes due 2022 on October 1. Refer to Note 10 “Long-Term Debt” for further discussion.

Assets Held for Sale and Discontinued Operations

We had no entities newly classified as held for sale during the nine months ended September 30, 2020, or 2019 that met the criteria to be classified as discontinued operations. The financial information for entities that were classified as discontinued operations prior to adoption of Accounting Standards Update No. 2014-08 are included in “Income from discontinued operations” in the accompanying consolidated condensed statements of income and “Liabilities held for sale” in the accompanying consolidated condensed balance sheets for all periods presented.

Disposals

During the nine months ended September 30, 2020, we disposed of ten retail automotive franchises. The results of operations for these businesses are included within continuing operations for the three and nine months ended September 30, 2020, and 2019 as these franchises did not meet the criteria to be classified as held for sale and treated as discontinued operations.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, includes various income and payroll tax provisions, modifications to federal net operating loss rules, business interest deduction limitations, and bonus depreciation eligibility for qualified improvement property. As a result of net operating loss carryback provision of the CARES Act and various other U.S. and foreign tax legislation changes, we recorded an income tax benefit of $15.4 million in the third quarter of 2020. Additionally, we received payroll tax deferrals and benefits from the employee retention tax credit.

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

Disclosures for Business Acquisitions, Dispositions, and Significant Subsidiaries

On May 20, 2020, the SEC issued a final rule that amends the financial statement requirements for acquisitions and dispositions of businesses, including the determinations of whether a subsidiary or an acquired or disposed business is significant. While we are still evaluating the full impact of this rule, we believe the significance test rule changes to SEC Regulation S-X, Rule 3-09 may impact our disclosure requirements and separate financial statement disclosure for our investment in Penske Transportation Solutions (“PTS”). The Company plans to early adopt the rule in the fourth quarter of 2020.

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

Dealership Finance and Insurance Sales. Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection and extended service contracts. These commissions are recorded as revenue at a point in time when the customer enters into the contract. Payment is typically due and collected within 30 days subsequent to the execution of the contract with the customer. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $27.8 million and $26.6 million as of September 30, 2020, and December 31, 2019, respectively.

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

Service and parts revenue represented $58.4 million and $159.2 million for the three and nine months ended September 30, 2020, and $69.6 million and $196.5 million for the three and nine months ended September 30, 2019, respectively, for Penske Australia.

Retail Automotive Dealership

The following tables disaggregate our retail automotive reportable segment revenue by product type and geographic location for the three and nine months ended September 30, 2020, and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
Retail Automotive Dealership Revenue	2020	2019	2020	2019
New vehicle	$2,350.6	$2,332.3	$5,599.8	$6,873.9
Used vehicle	1,954.1	1,824.5	4,739.8	5,529.2
Finance and insurance, net	174.4	166.0	415.8	491.5
Service and parts	521.8	543.5	1,380.3	1,654.0
Fleet and wholesale	257.1	289.1	692.4	894.3
Total retail automotive dealership revenue	$5,258.0	$5,155.4	$12,828.1	$15,442.9

	Three Months Ended September 30,		Nine Months Ended September 30,
Retail Automotive Dealership Revenue	2020	2019	2020	2019
U.S.	$2,780.7	$2,995.5	$7,288.4	$8,624.1
U.K.	2,105.5	1,859.6	4,608.7	5,827.7
Germany and Italy	371.8	300.3	931.0	991.1
Total retail automotive dealership revenue	$5,258.0	$5,155.4	$12,828.1	$15,442.9

Retail Commercial Truck Dealership

The following table disaggregates our retail commercial truck reportable segment revenue by product type for the three and nine months ended September 30, 2020, and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
Retail Commercial Truck Dealership Revenue	2020	2019	2020	2019
New truck	$376.6	$476.2	$930.4	$979.6
Used truck	63.9	36.1	135.4	87.8
Finance and insurance, net	4.1	3.1	10.5	9.0
Service and parts	122.1	154.6	358.1	340.7
Other	24.2	22.3	47.1	34.3
Total retail commercial truck dealership revenue	$590.9	$692.3	$1,481.5	$1,451.4

Commercial Vehicle Distribution and Other

The following table disaggregates our other reportable segment revenue by business for the three and nine months ended September 30, 2020, and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
Commercial Vehicle Distribution and Other	2020	2019	2020	2019
Commercial Vehicle Distribution	$122.7	$119.9	$322.2	$393.5
Other	—	—	—	—
Total commercial vehicle distribution and other revenue	$122.7	$119.9	$322.2	$393.5

Contract Balances

The following table summarizes our accounts receivable and unearned revenues as of September 30, 2020, and December 31, 2019:

	September 30,	December 31,
	2020	2019
Accounts receivable
Contracts in transit	$258.3	$291.1
Vehicle receivables	244.9	249.8
Manufacturer receivables	191.5	244.6
Trade receivables	143.2	164.7

Accrued expenses
Unearned revenues	$276.2	$262.9

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

Unearned revenues primarily relate to payments received from customers prior to satisfaction of our performance obligations, such as customer deposits and deferred revenues from operating leases. These amounts are presented within “Accrued expenses and other current liabilities” on our consolidated balance sheets. Of the amounts recorded as unearned revenues as of December 31, 2019, $239.1 million was recognized as revenue during the nine months ended September 30, 2020.

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

3. Leases

We lease land and facilities, including certain dealerships and office space. Our property leases are generally for an initial period between 5 and 20 years and are typically structured to include renewal options at our election. We include renewal options that we are reasonably certain to exercise in the measurement of our lease liabilities and right-of-use assets. We also have equipment leases that primarily relate to office and computer equipment, service and shop equipment, company vehicles, and other miscellaneous items. These leases are generally for a period of less than 5 years. We do not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement.

We estimate the total undiscounted rent obligations under these leases, including any extension periods that we are reasonably certain to exercise, to be $5.4 billion as of September 30, 2020. Some of our lease arrangements include rental payments that are adjusted based on an index or rate, such as the Consumer Price Index (CPI). As the rate implicit in the lease is generally not readily determinable for our operating leases, the discount rates used to determine the present value of our lease liability are based on our incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. Our incremental borrowing rate for a lease is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

In connection with the sale, relocation and closure of certain of our franchises, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties was $6.5 million and $19.4 million for the three and nine months ended September 30, 2020, and $5.3 million and $16.4 million for the three and nine months ended September 30, 2019, respectively. We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period. We had no proceeds from sale-leaseback transactions during the nine months ended September 30, 2020, compared to $7.3 million during the nine months ended September 30, 2019. We do not have any material leases that have not yet commenced as of September 30, 2020.

The following table summarizes our net operating lease cost during the three and nine months ended September 30, 2020, and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease Cost
Operating lease cost (1)	$64.4	$60.8	$184.9	$184.8
Sublease income	(6.5)	(5.3)	(19.4)	(16.4)
Total lease cost	$57.9	$55.5	$165.5	$168.4

(1)	Includes short-term leases and variable lease costs, which are immaterial.

The following table summarizes supplemental cash flow information related to our operating leases:

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
Other Information
Gains on sale and leaseback transactions, net	$—	$(0.2)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	174.2	177.0
Right-of-use assets obtained in exchange for operating lease liabilities	63.9	99.1

Supplemental balance sheet information related to the weighted average remaining lease term and discount rate of our leases is as follows:

	September 30, 2020	December 31, 2019
Lease Term and Discount Rate
Weighted-average remaining lease term - operating leases	25 years	25 years
Weighted-average discount rate - operating leases	6.4%	6.6%

The following table summarizes the maturity of our lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on our consolidated condensed balance sheet as of September 30, 2020:

Maturity of Lease Liabilities	September 30, 2020
2020 (1)	$67.9
2021	240.0
2022	235.7
2023	227.8
2024	221.2
2025	218.9
2026 and thereafter	4,163.4
Total future minimum lease payments	$5,374.9
Less: Imputed interest	(2,965.9)
Present value of future minimum lease payments	$2,409.0

Current operating lease liabilities (2)	$89.7
Long-term operating lease liabilities	2,319.3
Total operating lease liabilities	$2,409.0

(1)	Excludes the nine months ended September 30, 2020.
(2)	Included within “Accrued expenses and other current liabilities” on Consolidated Condensed Balance Sheet as of September 30, 2020.

4. Significant Equity Method Investees

We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”), a leading provider of transportation and supply chain services. Penske Transportation Solutions (“PTS”) is the universal brand name for PTL’s various business lines. Our investment in PTS is accounted for using the equity method of accounting. PTS equity earnings represent a significant portion of our consolidated pre-tax income. We recorded $108.0 million and $106.0 million during the nine months ended September 30, 2020, and 2019, respectively, on our statements of income under the caption “Equity in earnings of affiliates” related to earnings from PTS investment.

Unaudited summarized income statement information for PTS for the nine months ended September 30, 2020, and 2019 is as follows:

	Nine Months Ended September 30,
	2020	2019
Revenues	$6,542	$6,701
Gross profit	1,430	1,397
Income from continuing operations	373	367
Net income	373	367

5. Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2020	2019
Retail automotive dealership new vehicles	$1,553.6	$2,346.2
Retail automotive dealership used vehicles	995.7	1,080.8
Retail automotive parts, accessories and other	115.9	141.5
Retail commercial truck dealership vehicles and parts	316.5	465.2
Commercial vehicle distribution vehicles, parts and engines	228.0	227.0
Total inventories	$3,209.7	$4,260.7

We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $13.6 million and $12.8 million during the three months ended September 30, 2020, and 2019, respectively, and $37.8 million and $37.7 million during the nine months ended September 30, 2020, and 2019, respectively.

6. Business Combinations

During the nine months ended September 30, 2020, we made no acquisitions. During the nine months ended September 30, 2019, we acquired one dealership related to our Commercial Vehicle Distribution business in New Zealand and six retail commercial truck locations. Our financial statements include the results of operations of the acquired entity from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements and may be subject to adjustment pending completion of final valuation. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the nine months ended September 30, 2019, follows:

September 30,
2019
Accounts receivable	$—
Inventories	150.7
Other current assets	0.6
Property and equipment	2.6
Indefinite-lived intangibles	214.0
Other noncurrent assets	—
Current liabilities	(16.8)
Noncurrent liabilities	(13.6)
Total consideration	337.5
Contingent consideration	(10.6)
Total cash used in acquisitions	$326.9

The following unaudited consolidated pro forma results of operations of PAG for the three and nine months ended September 30, 2019, give effect to acquisitions consummated during 2019 as if they had occurred effective at the beginning of the period:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Revenues	$6,017.1	$17,899.2
Income from continuing operations	115.5	320.0
Net income	115.7	320.4
Income from continuing operations per diluted common share	$1.41	$3.86
Net income per diluted common share	$1.42	$3.86

7. Intangible Assets

Following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the nine months ended September 30, 2020:

		Other Indefinite-
		Lived Intangible
	Goodwill	Assets
Balance, January 1, 2020	$1,911.0	$552.2
Additions	—	2.5
Disposals	(2.0)	—
Impairment	—	(1.2)
Foreign currency translation	(7.9)	0.9
Balance, September 30, 2020	$1,901.1	$554.4

The disposals during the nine months ended September 30, 2020, were within our Retail Automotive reportable segment. We sold four retail automotive franchises and disposed of six retail automotive franchises. As of September 30, 2020, the goodwill balance within our Retail Automotive, Retail Commercial Truck, and Other reportable segments was $1,513.8 million, $308.6 million and $78.7 million, respectively. There is no goodwill recorded in our Non-Automotive Investments reportable segment.

8. Vehicle Financing

We finance substantially all of the commercial vehicles we purchase for distribution, new vehicles for retail sale, and a portion of our used vehicle inventories for retail sale, under floor plan and other revolving arrangements with various lenders, including the captive finance companies associated with automotive manufacturers. In the U.S., the floor plan arrangements are due on demand; however, we have not historically been required to repay floor plan advances prior to the sale of the vehicles that have been financed. We typically make monthly interest payments on the amount financed. During the three and nine months ended September 30, 2020, we received interest payment deferrals from certain lenders related to COVID-19 relief. Outside of the U.S., substantially all of the floor plan arrangements are payable on demand or have an original maturity of 90 days or less, and we are generally required to repay floor plan advances at the earlier of the sale of the vehicles that have been financed or the stated maturity.

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

The weighted average interest rate on floor plan borrowings was 1.5% for the nine months ended September 30, 2020, and 2.2% for the nine months ended September 30, 2019. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle and all floor plan notes payable relating to pre-owned vehicles as “Floor plan notes payable — non-trade” on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.

9. Earnings Per Share

Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested equity awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for any dilutive effects. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2020, and 2019 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Weighted average number of common shares outstanding	80,340,076	81,643,175	80,368,589	82,968,130
Effect of non-participatory equity compensation	40,000	40,000	40,000	40,000
Weighted average number of common shares outstanding, including effect of dilutive securities	80,380,076	81,683,175	80,408,589	83,008,130

10. Long-Term Debt

Long-term debt consisted of the following and includes $550 million in aggregate principal amount of 3.50% senior subordinated notes due 2025 issued in August 2020, the proceeds of which were used to redeem our $550 million in aggregate principal amount of 5.75% senior subordinated notes due 2022 on October 1 (which redemption is not reflected in this table):

	September 30,	December 31,
	2020	2019
U.S. credit agreement — revolving credit line	$—	$45.0
U.K. credit agreement — revolving credit line	—	165.8
U.K. credit agreement — overdraft line of credit	—	—
3.75% senior subordinated notes redeemed August 15, 2020	—	299.2
5.75% senior subordinated notes due 2022	550.0	547.6
5.375% senior subordinated notes due 2024	298.4	298.0
3.50% senior subordinated notes due 2025	542.9	—
5.50% senior subordinated notes due 2026	496.2	495.7
Australia capital loan agreement	30.7	31.7
Australia working capital loan agreement	—	—
Mortgage facilities	333.8	423.2
Other	49.7	54.1
Total long-term debt	2,301.7	2,360.3
Less: current portion	(85.6)	(103.3)
Net long-term debt	$2,216.1	$2,257.0

U.S. Credit Agreement

We amended our U.S. credit agreement (the “U.S. credit agreement”) with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation to provide for an additional $100 million of borrowing capacity effective August 1, 2020. The U.S. credit agreement provides for up to $800.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments, and other general corporate purposes, which includes $250.0 million in revolving loans solely for acquisitions, and up to $50 million of letters of credit. The US. credit agreement provides for a maximum of $150.0 million of borrowings for foreign acquisitions and expires on September 30, 2023. The interest rate on revolving loans is LIBOR plus 1.75%, subject to an incremental 1.25% for uncollateralized borrowings in excess of a deﬁned borrowing base. In April of 2020, the lenders consented to a deferral of interest under the U.S. Credit Agreement for the months of April, May and June, until December 2020.

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

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of September 30, 2020, we had no outstanding revolver borrowings under the U.S. credit agreement.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £150.0 million revolving credit agreement with the National Westminster Bank plc and BMW Financial Services (GB) Limited, plus an additional £52.0 million of demand overdraft lines of credit, £40.0 million of which is only available on demand from March 20th to April 30th and September 20th to October 31st each year (relating to the peak sales periods in the U.K.), (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes. The loans mature on the termination date of the facility, which is December 12, 2023. The revolving loans bear interest between defined LIBOR plus 1.10% and defined LIBOR plus 2.10%. The U.K. credit agreement also includes a £100.0 million “accordion” feature which allows the U.K. subsidiaries to request up to an additional £100.0 million of facility capacity. The lenders may agree to provide the additional capacity, and, if not, the U.K. subsidiaries may add an additional lender, if available, to the facility to provide such additional capacity. As of September 30, 2020, we had no outstanding revolver borrowings under the U.K. credit agreement.

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

Senior Subordinated Notes

We have issued the following senior subordinated notes as of September 30, 2020 which includes $550 million in aggregate principal amount of 3.50% senior subordinated notes due 2025 issued in August 2020, the proceeds of which were used to redeem our $550 million in aggregate principal amount of 5.75% senior subordinated notes due 2022 on October 1 (which redemption is not reflected in this table):

Description	Maturity Date	Interest Payment Dates	Principal Amount
5.75% Notes	October 1, 2022	April 1, October 1	$550 million
5.375% Notes	December 1, 2024	June 1, December 1	$300 million
3.50% Notes	September 1, 2025	February 15, August 15	$550 million
5.50% Notes	May 15, 2026	May 15, November 15	$500 million

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

Optional redemption. We may redeem the 5.75% Notes for cash at the redemption prices noted in the indenture, plus any accrued and unpaid interest. We may redeem the 5.375% Notes for cash at the redemption prices noted in the indenture, plus any accrued and unpaid interest. Prior to September 1, 2022, we may redeem the 3.50% Notes at a redemption price equal to 100% of the principal thereof, plus an applicable make-whole premium, and any accrued and unpaid interest. In addition, we may redeem up to 40% of the 3.50% Notes before September 1, 2022 with net cash proceeds from certain equity offerings at a redemption price equal to 103.50% of the principal thereof, plus accrued and unpaid interest. On or after September 1, 2022, we may redeem the 3.50% Notes at the redemption prices noted in the indenture. Prior to May 15, 2021, we may redeem the 5.50% Notes at a redemption price equal to 100% of the principal amount of the 5.50% Notes, plus an applicable make whole premium, and any accrued and unpaid interest. On or after May 15, 2021, we may redeem the 5.50% Notes for cash at the redemption prices noted in the indenture, plus any accrued and unpaid interest.

Australia Loan Agreements

Penske Australia is party to two facilities with Volkswagen Financial Services Australia Pty Limited representing a five-year AU $50.0 million capital loan and a one-year AU $50.0 million working capital loan. Both facilities are subject to annual extensions. These agreements each provide the lender with a secured interest in all assets of these businesses. The loans bear interest at the Australian BBSW 30-day Bill Rate plus 3.0%. Irrespective of the term of the agreements, both agreements provide the lender with the ability to call the loans on 90 days’ notice. These facilities are also guaranteed by our U.S. parent company up to AU $50.0 million. As of September 30, 2020, we had AU $42.9 million ($30.7 million) outstanding under the capital loan agreement and had no outstanding borrowings under the working capital loan agreement.

Mortgage Facilities

We are party to several mortgages that bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. During the three and nine months ended September 30, 2020, we received principal and interest payment deferrals from certain lenders related to COVID-19 relief. As of September 30, 2020, we owed $333.8 million of principal under our mortgage facilities.

11. Derivatives and Hedging

Penske Australia sells vehicles, engines, parts and other products purchased from manufacturers in the U.S., Germany, and the U.K. In order to protect against exchange rate movements, Penske Australia enters into foreign exchange forward contracts against anticipated cash flows. The contracts are timed to mature when major shipments are scheduled to arrive in Australia and when receipt of payment from customers is expected. We classify our foreign exchange forward contracts as cash flow hedges and state them at fair value. We used Level 2 inputs to estimate the fair value of the foreign exchange forward contracts. The fair value of the contracts designated as hedging instruments was estimated to be a liability of $0.7 million and $0.1 million as of September 30, 2020, and December 31, 2019, respectively.

The Company periodically uses interest rate swaps to manage interest rate risk associated with the Company’s variable rate floor plan debt. In April 2020, we entered into a five-year interest rate swap agreement pursuant to which the LIBOR portion of $300.0 million of our U.S. floating rate floor plan debt is fixed at 0.5875%. This arrangement is in effect through April 2025. We may terminate this arrangement at any time, subject to the settlement at that time of the fair value of the swap arrangement.

The interest rate swap is designated as a cash flow hedge and the related gain or loss is deferred in stockholders’ equity as a component of Accumulated Other Comprehensive Income (Loss). Monthly contractual settlements of the position are recognized as Floorplan interest expense, net, in the Condensed Consolidated Statements of Operations. We had no gain or loss related to ineffectiveness recognized in the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2020. We use Level 2 inputs to estimate the fair value of the interest rate swap agreement. As of September 30, 2020, the fair value of the swap designated as a hedging instrument was estimated to be a net liability of $5.4 million.

12. Commitments and Contingent Liabilities

We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of September 30, 2020, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

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

We have $49.0 million of letters of credit outstanding as of September 30, 2020, and have posted $21.8 million of surety bonds in the ordinary course of business.

13. Equity

During the nine months ended September 30, 2020, we repurchased 890,195 shares of our outstanding common stock for $29.4 million, or an average of $33.06 per share, under our securities repurchase program approved by our Board of Directors. During the second and third quarters of 2020, we did not repurchase any common stock under this program. As of September 30, 2020, our remaining authorization under our securities repurchase program was $170.6 million. During the third quarter of 2020, we acquired 4,448 shares of our common stock for $0.2 million, or an average of $46.77 per share, from employees in connection with a net share settlement feature of employee equity awards. During the nine months ended September 30, 2020, we acquired 137,541 shares of our common stock for $5.0 million, or an average of $36.34 per share, from employees in connection with a net share settlement feature of employee equity awards.

14. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and the reclassifications out of accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2020, and 2019, respectively, attributable to Penske Automotive Group common stockholders follows:

Three Months Ended September 30, 2020

	Foreign
	Currency	Interest Rate
	Translation	Swaps	Other	Total
Balance at June 30, 2020	$(251.3)	$(4.1)	$(19.4)	$(274.8)
Other comprehensive income before reclassifications	49.5	0.3	3.3	53.1
Amounts reclassified from accumulated other comprehensive income — net of tax	—	(0.2)	—	(0.2)
Net current period other comprehensive income	49.5	0.1	3.3	52.9
Balance at September 30, 2020	$(201.8)	$(4.0)	$(16.1)	$(221.9)

Three Months Ended September 30, 2019

	Foreign
	Currency	Interest Rate
	Translation	Swaps	Other	Total
Balance at June 30, 2019	$(217.9)	$—	$(22.4)	$(240.3)
Other comprehensive income before reclassifications	(43.8)	—	(1.9)	(45.7)
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—	—
Net current period other comprehensive income	(43.8)	—	(1.9)	(45.7)
Balance at September 30, 2019	$(261.7)	$—	$(24.3)	$(286.0)

Nine Months Ended September 30, 2020

	Foreign
	Currency	Interest Rate
	Translation	Swaps	Other	Total
Balance at December 31, 2019	$(186.1)	$—	$(16.7)	$(202.8)
Other comprehensive income before reclassifications	(15.7)	(3.8)	0.6	(18.9)
Amounts reclassified from accumulated other comprehensive income — net of tax	—	(0.2)	—	(0.2)
Net current period other comprehensive income	(15.7)	(4.0)	0.6	(19.1)
Balance at September 30, 2020	$(201.8)	$(4.0)	$(16.1)	$(221.9)

Nine Months Ended September 30, 2019

	Foreign
	Currency	Interest Rate
	Translation	Swaps	Other	Total
Balance at December 31, 2018	$(208.3)	$—	$(26.2)	$(234.5)
Other comprehensive income before reclassifications	(53.4)	—	1.9	(51.5)
Amounts reclassified from accumulated other comprehensive income — net of tax	—	—	—	—
Net current period other comprehensive income	(53.4)	—	1.9	(51.5)
Balance at September 30, 2019	$(261.7)	$—	$(24.3)	$(286.0)

15. Segment Information

Our operations are organized by management into operating segments by line of business and geography. We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations and other non-automotive consolidated operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations. The Retail Automotive reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and our retail automotive joint ventures. The individual dealership operations included in the Retail Automotive reportable segment represent six operating segments: Eastern, Central, and Western United States, Stand-Alone Used United States, International, and Stand-Alone Used International. These operating segments have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and/or used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals) and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). Revenue and segment income for the three and nine months ended September 30, 2020, and 2019 follows:

Three Months Ended September 30

	Retail	Retail Commercial		Non-Automotive	Intersegment
	Automotive	Truck	Other	Investments	Elimination	Total
Revenues
2020	$5,258.0	$590.9	$122.7	$—	$—	$5,971.6
2019	5,155.4	$692.3	$119.9	$—	$—	$5,967.6
Segment income
2020	$215.4	$23.4	$8.3	$64.5	$—	$311.6
2019	79.7	$30.7	$5.9	$42.1	$—	$158.4

Nine Months Ended September 30

	Retail	Retail Commercial		Non-Automotive	Intersegment
	Automotive	Truck	Other	Investments	Elimination	Total
Revenues
2020	$12,828.1	$1,481.5	$322.2	$—	$—	$14,631.8
2019	15,442.9	$1,451.4	$393.5	$—	$—	$17,287.8
Segment income
2020	$268.5	$51.7	$16.1	$108.0	$—	$444.3
2019	262.7	$65.5	$18.0	$105.9	$—	$452.1

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

Overview

We are a diversified international transportation services company that operates automotive and commercial truck dealerships principally in the United States, Canada, and Western Europe and distributes commercial vehicles, diesel engines, gas engines, power systems, and related parts and services principally in Australia and New Zealand. We employ over 23,000 people.

COVID-19 Disclosure

Overview - The outbreak of COVID-19 across the globe adversely impacted each of our markets and the global economy beginning in the first quarter of 2020, leading to disruptions to our business. Governmental authorities have taken countermeasures to slow the outbreak including shelter-in-place orders, restrictions on travel, and government-funded assistance programs to individuals and businesses. The shelter-in-place orders and resulting business closures severely and negatively impacted our results, in particular in the second quarter. While the pandemic continues in all of our markets, as these orders lapsed and businesses reopened, we experienced improved business conditions and improved financial results in the third quarter. For example, for the three months ended September 30, 2020, we experienced increased gross profit per unit, principally resulting from limited vehicle availability due to plant shutdowns related to COVID-19, as new and used retail automotive gross profit per unit increased 27.8% and 67.3%. In addition, selling, general, and administrative expenses as a percentage of gross profit decreased 10.1 percentage points in the third quarter in part due to employee reductions, temporary compensation reductions, government assistance, and other expense reductions noted below. While our third quarter retail automotive same-store new and used unit sales decreased 5.8% and 3.6% compared to the same period last year and service and parts revenue decreased 2.4%, we experienced sequential improvement of same-store new and used unit sales of 71% and 65% when compared to the second quarter of 2020 and a 51% increase in same-store service and parts revenue.

The pandemic is a highly fluid and rapidly evolving situation, and while we continue to adjust our operations to conform to regulatory changes and consumer preferences in the evolving environment, we cannot anticipate with any certainty the length, scope, or severity of the business impact from the pandemic in each of the jurisdictions that we operate. See “Part II, Item 1A. Risk Factors.”

In response to shelter-in-place orders resulting from the COVID-19 pandemic, many of our automotive and commercial vehicle showrooms experienced temporary closures during the second quarter of 2020 though all have since reopened. Virtually all of our service, parts, and collision center departments remained open during the crisis, and curbside or home delivery offerings supplemented our traditional service offerings. We modified certain business practices to conform to government restrictions and best practices encouraged by government and regulatory authorities. Even though most of our showrooms are open, we continue to offer sales activity by appointment and through our e-commerce channels. In all of our locations, we implemented enhanced cleaning procedures, enforced social distancing guidelines, and took other precautions to maintain the health and safety of our employees and customers. We continue to experience interim business closures at some of our facilities in response to a customer or employee reporting a positive test result for COVID-19. When we become aware of such result, we notify appropriate personnel and deep clean our facility, which may include closure of that facility. We also are experiencing increased costs for providing the appropriate level of safety equipment for our facilities and employees, as well as increased costs for daily and enhanced deep cleaning when appropriate.

Beginning in the first quarter of 2020, we implemented a hiring freeze and expense reductions across the company, including the postponement and elimination of an estimated $150 million in capital expenditures. We furloughed over 15,000 employees in February and March in various countries. As business conditions improved, we returned employees to work; however, approximately 650 employees remain furloughed as of October 1, 2020. We also reduced our workforce by approximately 3,700 employees or 14% compared to January 1, 2020. During 2020, many of our employees who were not furloughed worked reduced hours and experienced pay cuts, including a six-month 100% reduction in salary for our CEO and President and 25% reductions in salary for our other named executive officers. In addition, our Board of Directors waived six months of its cash compensation in 2020. The compensation levels for our officers and Board of Directors have since returned to their pre-COVID-19 levels.

Most of our manufacturer partners began suspending production beginning in late March, and production disruptions continued into the second quarter. These disruptions resulted in lower inventory levels, in particular for new vehicles and limited inventory of certain models. Our manufacturer partners began providing us with additional incentive support in March, and our manufacturer and lending partners have provided support to retail customers such as increased incentives, payment deferrals, as well as 0% financing on certain vehicles and term lengths.

United States – Beginning in March 2020, shelter-in-place rules in many states either required we close dealerships or limit our automotive dealership operations to essential services. Virtual/online sales of new and used vehicles remained available in all locations, while the service departments remained open to support critical transportation needs. In May, many shelter-in-place rules began to expire, and restrictions were slowly lifted in many states allowing us to reopen dealerships all of which remain open, subject in certain locations to personnel capacity limits. For the three months ended September 30, 2020, new and used retail automotive gross profit per unit increased 32.3% and 46.1%, primarily due to inventory shortages and additional manufacturer incentives, while our automotive dealerships experienced a 10.4% decrease in unit volume and a 6.1% decrease in service and parts revenues compared to the prior year on a same store basis. Our U.S. Used Vehicle SuperCenters experienced a same-store used unit sales decline of 8.9% in the third quarter, largely attributable to lower inventory.

Commercial truck dealership sales and service operations remained open throughout 2020 in most locations around the U.S. and Canada providing essential services to our customers. For the three months ended September 30, 2020, the North American Class 6-8 retail sales market declined 31.0%, and our new same-store unit sales and revenue declined 15.5% and 10.8%, respectively, during the same period.

Penske Transportation Solutions – We have a 28.9% ownership interest in Penske Transportation Solutions ("PTS"). As an integral part of the North American supply chain, PTS has been generally classified as essential by governmental authorities which allowed PTS to remain operating in much of its business, providing crucial supply chain and transportation services to its customers. While its full-service leasing and contract maintenance businesses remained consistent, commercial rental utilization slowed during the second quarter but increased with the expirations of the shelter-in-place orders. In the third quarter of 2020, PTS experienced increased levels of utilization and profitability as business conditions improved. In its logistics services business, throughout 2020, PTS experienced heavy volumes in the grocery sector which were offset by plant closings in automotive and manufacturing. In the third quarter, most of PTS’ logistics customers returned to normal operations, generating strong results. PTS has also experienced improved remarketing results as truck prices improved in response to limited inventory. In response to the pandemic, PTS initially furloughed over 5,000 employees, most of which have returned to work. PTS also reduced executive salaries by up to 30%, which reductions have been eliminated.

United Kingdom – All dealerships closed on March 24, 2020, in accordance with government orders, though we provided service and parts operations on an emergency basis. Over 90% of the employees in the U.K. were placed on furlough beginning March 24, 2020. However, we opened substantially all service and parts operations in mid-May and showrooms in early June. In October 2020, in response to increased incidence of the COVID-19 pandemic, certain parts of the U.K. have reinstated shelter-in-place orders which require our dealerships to close. For the three months ended September 30, 2020, new and used retail automotive gross profit per unit increased 25.9% and 108.6%, primarily due to inventory shortages and additional manufacturer incentives, while our automotive dealerships experienced a 2.4% increase in unit volume and a 7.3% increase in service and parts revenues compared to the prior year on a same store basis. Our U.K. Used Vehicle SuperCenters also experienced a gross profit per unit increase of 121.1%, primarily due to improved inventory management, and a same-store used unit sales decrease of 12.7% in the third quarter.

Australia – In most jurisdictions, non-essential business operations were closed by government order in March 2020 though many governmental restrictions have since been lifted. Penske Australia has been deemed essential throughout the COVID-19 pandemic, and therefore, sales, parts, service, and defense functions continue to remain operational. Throughout 2020, Penske Australia results of operations have remained consistent in spite of the pandemic.

Government Assistance – We received government assistance in most of our jurisdictions through COVID-19 related government programs which provided tax credits or direct wage or health care assistance payments to us. These programs generally require us to claim tax credits or apply to the government for reimbursement of wages or employee health benefits based on the applicable laws and programs within each jurisdiction. In the three and nine months ended September 30, 2020, we received $6.0 million and $55.5 million of wage assistance for furloughed employees in the U.K. as well as an additional $1.9 million and $8.3 million of assistance and tax credits in our U.S. and other jurisdictions. As a result, we recorded a reduction to selling, general, and administrative expenses of approximately $8.0 million and $63.9 million for the amounts of government assistance received during those periods.

Liquidity – As of September 30, 2020, we had $93 million of cash and access to an additional $1.0 billion of availability through our revolving credit facilities. This amount includes $100 million of additional borrowing capacity under our U.S. credit agreement which we amended effective August 1, 2020.

During the third quarter of 2020, we repaid in full at scheduled maturity our $300 million senior subordinated notes due August 15, 2020, using availability under our U.S. revolving credit facility. We also issued $550 million in aggregate principal amount of 3.50% senior subordinated notes due 2025 in August 2020, the proceeds of which were used to redeem our $550 million in aggregate principal amount of 5.75% senior subordinated notes due 2022 on October 1. In the meantime, we utilized the proceeds from the 3.50% senior subordinated notes to temporarily pay down floorplan, U.S. revolver and mortgage revolver balances. Refer to Note 10 “Long-Term Debt” for further discussion.

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

Business Overview

During the nine months ended September 30, 2020, our business generated $14.6 billion in total revenue, which is comprised of $12.8 billion from retail automotive dealerships, $1.5 billion from retail commercial truck dealerships and $322.2 million from commercial vehicle distribution. We generated $2.3 billion in gross profit, which is comprised of $2.0 billion from retail automotive dealerships, $202.1 million from retail commercial truck dealerships and $89.9 million from commercial vehicle distribution and other operations.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $20.6 billion in total retail automotive dealership revenue we generated in 2019. As of September 30, 2020, we operated 311 retail automotive franchises, of which 145 franchises are located in the U.S. and 166 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the nine months ended September 30, 2020, we retailed and wholesaled more than 371,000 vehicles. We are diversified geographically, with 57% of our total retail automotive dealership revenues in the nine months ended September 30, 2020, generated in the U.S. and Puerto Rico and 43% generated outside the U.S. We offer over 35 vehicle brands, with 70% of our retail automotive dealership revenue in the nine months ended September 30, 2020, generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz and Porsche. Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products.

We also operate sixteen Used Vehicle SuperCenters in the U.S. and the U.K. which retail and wholesale used vehicles under a one price, “no-haggle” methodology. Our CarSense operations in the U.S. consist of six locations operating in the Philadelphia and Pittsburgh, Pennsylvania market areas. Our CarShop operations in the U.K. consist of ten retail locations and a vehicle preparation center. We expect to open two additional Used Vehicle SuperCenters in the next 90 days and have four additional sites under development. For the three and nine months ended September 30, 2020, these Used Vehicle SuperCenters retailed 18,372 and 41,284 units and generated $352.5 million and $790.5 million in revenue, respectively.

Retail automotive dealerships represented 87.7% of our total revenues and 87.2% of our total gross profit in the nine months ended September 30, 2020.

Retail Commercial Truck Dealership. We operate a heavy and medium-duty truck dealership group known as Premier Truck Group (“PTG”) offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations in Texas, Oklahoma, Tennessee, Georgia, Utah, Idaho, and Canada. As of September 30, 2020, PTG operated twenty-five locations. PTG also offers a full range of used trucks available for sale as well as service and parts departments, providing a full range of maintenance and repair services.

This business represented 10.1% of our total revenues and 8.8% of our total gross profit in the nine months ended September 30, 2020.

Penske Australia. We are the exclusive importer and distributor of Western Star heavy-duty trucks, MAN heavy and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Allison Transmission, MTU Onsite Energy, and Rolls Royce Power Systems. This business, known as Penske Australia, offers products across the on- and off-highway markets, including in the construction, mining, marine, and defense sectors, and supports full parts and aftersales service through a network of branches, field locations and dealers across the region.

These businesses represented 2.2% of our total revenues and 4.0% of our total gross profit in the nine months ended September 30, 2020.

Penske Transportation Solutions. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P (“PTL”). PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. (“Mitsui”). We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments. Penske Transportation Solutions (“PTS”) is the universal brand name for PTL’s various business lines through which it is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental and contract maintenance, along with logistic services such as dedicated contract carriage, distribution center management, transportation management, lead logistics provider services and dry van truckload carrier services. We recorded $108.0 million and $106.0 million in equity earnings from this investment for the nine months ended September 30, 2020, and 2019, respectively.

Outlook

Retail Automotive Dealership. For the three months ended September 30, 2020, U.S. new light vehicle sales decreased 8.4%, as compared to the same period last year, to 4.0 million units, with a decrease of 4.5% in sales of trucks, crossovers and sport utility vehicles and a decrease of 19.2% in sales of passenger cars. For the nine months ended September 30, 2020, U.S. new light vehicle sales decreased 18.4%, as compared to the same period last year, to 10.5 million units, with a decrease of 13.5% in sales of trucks, crossovers and sport utility vehicles and a decrease of 30.5% in sales of passenger cars. We believe the year over year declines are attributable to lower inventory of new vehicles available for sale as vehicle production by the manufacturers was impacted due to plant shutdowns related to the COVID-19 pandemic and other effects of the COVID-19 pandemic. Despite these declines, we have experienced improved profitability and earnings. The U.S. light vehicle market declined from a seasonally adjusted annual sales rate (SAAR) of 17.1 million in February 2020 to a low of 8.6 million in April 2020. Since April, the monthly SAAR has continued to improve, including a SAAR of 16.4 million in the month of September 2020. We believe a similar level of SAAR may occur during the fourth quarter. We expect more normalized U.S. vehicle sales in the fourth quarter assuming the pandemic rates remain moderate, shelter-in-place orders are not reinstated, and vehicle inventory availability improves. See “COVID-19 Disclosure” above.

During the three months ended September 30, 2020, U.K. new vehicle registrations decreased 0.5%, as compared to the same period last year, to 590,154 registrations. During the nine months ended September 30, 2020, U.K. new vehicle registrations decreased 33.2%, as compared to the same period last year, to 1,243,656 registrations. We believe the year over year declines are significantly attributable to the COVID-19 pandemic and lower inventory of new vehicles available for sale as vehicle production by the manufacturers was impacted due to plant shutdowns related to the COVID-19 pandemic. Despite these declines, we have experienced improved profitability and earnings in the third quarter of 2020. We expect a normalized market to occur in the fourth quarter assuming the pandemic rates remain moderate, shelter-in-place orders are not reinstated at a large number of our stores, vehicle inventory availability improves, and there is no significant adverse effect from Brexit (see below Part II, Items 1A “Risk Factors” and “COVID-19 Disclosure” above).

U.K. sales may also be negatively affected by the economic and political uncertainty caused by the U.K.’s exit from the European Union (“Brexit”) which occurred on January 31, 2020, at which point the U.K. is legally outside of the European Union. A Brexit implementation period runs until December 31, 2020, in which the U.K., European Union, and other countries will work to establish future trading terms. We believe Brexit may continue to impact new and used sales as well as consumer confidence and the economic environment generally and may lead to further declines in new and used vehicle sales in future periods. Since no country has previously left the European Union, the outcome of any future negotiations between the U.K. and the European Union is uncertain and may affect the timing, terms of trade, and the level of new vehicle registrations in those markets. If the U.K. and the European Union are unable to reach a trade agreement, we may experience difficulty acquiring or sourcing new vehicles or parts due to delays at the border, and higher prices for vehicles or parts due to additional tax, among other consequences. See “Part II, Item 1A. Risk Factors.”

U.K. sales were also being negatively affected by the uncertainty of residual values, potentially higher taxes on diesel-powered vehicles, and consumer confusion about low emission zones as the U.K. and Western European countries consider the ramifications of diesel engines on the environment, while also providing government incentives on certain electric vehicles. Representatives of the U.K government suggested a ban on the sale of gasoline and gasoline hybrid engines in cars and vans potentially starting as early as 2032. Sales of diesel-powered vehicles experienced a 56.3% decline, while non-diesel vehicles experienced a 25.3% decrease in sales during the nine months ended September 30, 2020. Premium/luxury unit sales, which account for over 93% of our U.K. new unit sales, decreased 32.9% in the first nine months of 2020, as compared to a 33.2% decline for the overall market.

Retail Commercial Truck Dealership. For the three months ended September 30, 2020, North American sales of Class 6-8 medium and heavy-duty trucks, the principal vehicles for our PTG business, decreased 31.0% from the same period last year to 94,798 units. For the nine months ended September 30, 2020, North American sales of Class 6-8 medium and heavy-duty trucks, the principal vehicles for our PTG business, decreased 35.6% from the same period last year to 252,484 units. Currently the North American Class 8 market is experiencing an increase in monthly net orders which we believe is attributed to increased freight demand, and overall retail sales for 2020 are expected to be approximately 220,000, which is approximately 70,000 units higher than originally anticipated earlier in the year. Any significant decline in North American retail sales may materially and adversely affect our retail commercial truck dealerships. We expect continued similar performance in the fourth quarter for truck sales and service assuming the pandemic rates remain moderate and shelter-in-place orders are not reinstated. See “COVID-19 Disclosure” above.

Commercial Vehicle Distribution. Our Penske Australia distribution business operates principally in the Australian and New Zealand heavy and medium-duty truck markets. During the three months ended September 30, 2020, the Australian heavy-duty truck market reported sales of 2,507 units, representing a decrease of 18.7% from the same period last year, while the New Zealand market reported sales of 765 units, representing a decrease of 18.2% from the same period last year. During the nine months ended September 30, 2020, the Australian heavy-duty truck market reported sales of 7,426 units, representing a decrease of 21.9% from the same period last year, while the New Zealand market reported sales of 2,019 units, representing a decrease of 26.1% from the same period last year. The brands we represent in Australia hold a 4.3% market share in the Australian heavy-duty truck market, and a 2.4% market share in New Zealand. See “COVID-19 Disclosure” above.

Penske Transportation Solutions. PTS services have been largely deemed essential by government authorities during the COVID-19 pandemic and a majority of the PTS business is generated by multi-year contracts for full-service leasing, contract maintenance and logistics services. We expect continued resilient performance in the fourth quarter for PTS assuming the pandemic rates remain moderate and shelter-in-place orders are not reinstated. See “COVID-19 Disclosure” above.

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

Aggregate revenue and gross profit increased $4.0 million and $86.8 million, or 0.1% and 10.0%, respectively, during the three months ended September 30, 2020, and decreased $2,656.0 million and $302.9 million, or 15.4% and 11.7%, respectively, during the nine months ended September 30, 2020, compared to the same periods in 2019. See “COVID-19 Disclosure” above.

As exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to weaken against the U.S. Dollar, our U.K. results of operations would translate into less U.S. Dollar reported results. Foreign currency average rate fluctuations increased revenue and gross profit by $115.2 million and $16.9 million, respectively, for the three months ended September 30, 2020, and increased revenue and gross profit by $38.3 million and $4.8 million, respectively, for the nine months ended September 30, 2020. Foreign currency average rate fluctuations increased earnings per share from continuing operations by approximately $0.05 per share for the three months ended September 30, 2020, and increased earnings per share from continuing operations by approximately $0.01 per share for the nine months ended September 30, 2020. Excluding the impact of foreign currency average rate fluctuations, revenue and gross profit decreased 1.9% and increased 8.0%, respectively, for the three months ended September 30, 2020, and decreased 15.6% and 11.9%, respectively, for the nine months ended September 30, 2020.

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

Equity in earnings of affiliates principally represents our share of the earnings from PTS, along with our investments in joint ventures and other non-consolidated investments.

The future success of our business is dependent upon, among other things, general economic and industry conditions, including the recovery time frame for the global economy in light of COVID-19; our ability to react effectively to changing business conditions in light of COVID-19; our ability to consummate and integrate acquisitions; the level of vehicle sales in the markets where we operate; our ability to increase sales of higher margin products, especially service and parts sales; our ability to realize returns on our significant capital investment in new and upgraded dealership facilities; our ability to navigate a rapidly changing automotive and truck landscape; the success of our distribution of commercial vehicles, engines, and power systems; and the return realized from our investments in various joint ventures and other non-consolidated investments. See Part II, Item 1A, “Risk Factors” and “Forward-Looking Statements” below.

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

The accounting policies and estimates that we believe to be most dependent upon the use of estimates and assumptions are revenue recognition, goodwill and other indefinite-lived intangible assets, investments, self-insurance reserves, lease recognition, and income taxes. Refer to “Management’s Discussion and Analysis of Financial Condition

and Results of Operations” in our 2019 annual report on Form 10-K for additional detail and discussion of these critical accounting policies and estimates. There have been no material changes in critical accounting policies and estimates as described in our most recent annual report.

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

Results of Operations

The following tables present comparative financial data relating to our operating performance in the aggregate and on a “same-store” basis. Dealership results are included in same-store comparisons when we have consolidated the acquired entity during the entirety of both periods being compared. As an example, if a dealership were acquired on January 15, 2018, the results of the acquired entity would be included in annual same-store comparisons beginning with the year ended December 31, 2020, and in quarterly same-store comparisons beginning with the quarter ended June 30, 2019.

The results for the three and nine months ended September 30, 2020, have been impacted by the outbreak of COVID-19 and each of the items mentioned below should be reviewed in light of our discussion under “COVID-19 Disclosure” and “Item 1A. Risk Factors” which are incorporated herein. The results for the three and nine months ended September 30, 2020, include a net income tax benefit of $15.4 million, or $0.19 per share, from changes related to the CARES Act and various other U.S. and foreign tax legislation changes.

Three Months Ended September 30, 2020, Compared to Three Months Ended September 30, 2019

Retail Automotive Dealership New Vehicle Data

(In millions, except unit and per unit amounts)

			2020 vs. 2019
New Vehicle Data	2020	2019	Change	% Change
New retail unit sales	52,522	57,214	(4,692)	(8.2)%
Same-store new retail unit sales	52,502	55,752	(3,250)	(5.8)%
New retail sales revenue	$2,350.6	$2,332.3	$18.3	0.8%
Same-store new retail sales revenue	$2,349.8	$2,288.1	$61.7	2.7%
New retail sales revenue per unit	$44,754	$40,764	$3,990	9.8%
Same-store new retail sales revenue per unit	$44,757	$41,040	$3,717	9.1%
Gross profit — new	$192.8	$164.3	$28.5	17.3%
Same-store gross profit — new	$192.7	$160.6	$32.1	20.0%
Average gross profit per new vehicle retailed	$3,670	$2,871	$799	27.8%
Same-store average gross profit per new vehicle retailed	$3,670	$2,881	$789	27.4%
Gross margin % — new	8.2%	7.0%	1.2%	17.1%
Same-store gross margin % — new	8.2%	7.0%	1.2%	17.1%

Units

Retail unit sales of new vehicles decreased from 2019 to 2020 due to a 3,250 unit, or 5.8%, decrease in same-store new retail unit sales, coupled with a 1,442 unit decrease from net dealership dispositions. Same-store units decreased

10.4% in the U.S. and increased 2.5% internationally. Overall, new units decreased 10.6% in the U.S. and decreased 4.2% internationally. The decrease in units is primarily due to the decline in our retail automotive business resulting from the COVID-19 pandemic as well as the limited availability of inventory from our manufacturers as discussed above.

Revenues

New vehicle retail sales revenue increased from 2019 to 2020 due to a $61.7 million, or 2.7%, increase in same-store revenues, partially offset by a $43.4 million decrease from net dealership dispositions. Excluding $39.5 million of favorable foreign currency fluctuations, same-store new retail revenue increased 1.0%. The same-store revenue increase is due to a $3,717 per unit increase in comparative average selling prices (including a $752 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $195.1 million, partially offset by the decrease in same-store unit sales, which decreased revenue by $133.4 million.

Gross Profit

Retail gross profit from new vehicle sales increased from 2019 to 2020 due to a $32.1 million, or 20.0%, increase in same-store gross profit, partially offset by a $3.6 million decrease from net dealership dispositions. Excluding $3.3 million of favorable foreign currency fluctuations, same-store gross profit increased 17.9%. The increase in same-store gross profit is due to a $789 per unit increase in the average gross profit per new vehicle retailed (including a $62 per unit increase attributable to favorable foreign currency fluctuations), which increased gross profit by $41.5 million, partially offset by the decrease in same-store new retail unit sales which decreased gross profit by $9.4 million. The increase in same-store gross profit per new vehicle retailed is partially attributed to limited availability of inventory from our manufacturers as discussed above.

Retail Automotive Dealership Used Vehicle Data

(In millions, except unit and per unit amounts)

			2020 vs. 2019
Used Vehicle Data	2020	2019	Change	% Change
Used retail unit sales	70,800	74,096	(3,296)	(4.4)%
Same-store used retail unit sales	69,766	72,336	(2,570)	(3.6)%
Used retail sales revenue	$1,954.1	$1,824.5	$129.6	7.1%
Same-store used retail sales revenue	$1,938.2	$1,788.0	$150.2	8.4%
Used retail sales revenue per unit	$27,601	$24,623	$2,978	12.1%
Same-store used retail sales revenue per unit	$27,782	$24,717	$3,065	12.4%
Gross profit — used	$143.3	$89.7	$53.6	59.8%
Same-store gross profit — used	$142.3	$88.5	$53.8	60.8%
Average gross profit per used vehicle retailed	$2,024	$1,210	$814	67.3%
Same-store average gross profit per used vehicle retailed	$2,040	$1,224	$816	66.7%
Gross margin % — used	7.3%	4.9%	2.4%	49.0%
Same-store gross margin % — used	7.3%	4.9%	2.4%	49.0%

Units

Retail unit sales of used vehicles decreased from 2019 to 2020 due to a 2,570 unit, or 3.6%, decrease in same-store used retail unit sales, coupled with a 726 unit decrease from net dealership dispositions. Same-store units decreased

10.3% in the U.S. and increased 2.1% internationally. Same-store retail units for our U.S. and U.K. Used Vehicle SuperCenters decreased 8.9% and 12.7%, respectively. Overall, used units decreased 10.3% in the U.S. and increased 0.3% internationally. The decrease in units is primarily due to the decline in our retail automotive business resulting from the COVID-19 pandemic as well as the limited availability of inventory from our manufacturers as discussed above.

Revenues

Used vehicle retail sales revenue increased from 2019 to 2020 due to a $150.2 million, or 8.4%, increase in same-store revenues, partially offset by a $20.6 million decrease from net dealership dispositions. Excluding $51.8 million of favorable foreign currency fluctuations, same-store used retail revenue increased 5.5%. The same-store revenue increase is primarily due to a $3,065 per unit increase in comparative average selling prices (including a $743 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $213.7 million, partially offset by the decrease in same-store used retail unit sales, which decreased revenue by $63.5 million. The average sales price per unit for our Used Vehicle SuperCenters increased 11.7% to $15,776.

Gross Profit

Retail gross profit from used vehicle sales increased from 2019 to 2020 due to a $53.8 million, or 60.8%, increase in same-store gross profit, partially offset by a $0.2 million decrease from net dealership dispositions. Excluding $3.4 million of favorable foreign currency fluctuations, same-store gross profit increased 56.9%. The increase in same-store gross profit is due to an $816 per unit increase in average gross profit per used vehicle retailed (including a $49 per unit increase attributable to favorable foreign currency fluctuations), which increased gross profit by $56.9 million, partially offset by the decrease in same-store used retail unit sales, which decreased gross profit by $3.1 million. The average gross profit per unit for our Used Vehicle SuperCenters increased 56.9% to $1,053. The increase in average gross profit per used vehicle retailed is primarily due to lower inventory availability of new vehicles, which increased demand for used vehicles, and improved vehicle sourcing in our Used Vehicle SuperCenters.

Retail Automotive Dealership Finance and Insurance Data

(In millions, except unit and per unit amounts)

			2020 vs. 2019
Finance and Insurance Data	2020	2019	Change	% Change
Total retail unit sales	123,322	131,310	(7,988)	(6.1)%
Total same-store retail unit sales	122,268	128,088	(5,820)	(4.5)%
Finance and insurance revenue	$174.4	$166.0	$8.4	5.1%
Same-store finance and insurance revenue	$173.1	$163.5	$9.6	5.9%
Finance and insurance revenue per unit	$1,414	$1,264	$150	11.9%
Same-store finance and insurance revenue per unit	$1,416	$1,277	$139	10.9%

Finance and insurance revenue increased from 2019 to 2020 due to a $9.6 million, or 5.9%, increase in same-store revenues, partially offset by a $1.2 million decrease from net dealership dispositions. Excluding $3.4 million of favorable foreign currency fluctuations, same-store finance and insurance revenue increased 3.8%. The same-store revenue increase is due to a $139 per unit increase in comparative average finance and insurance revenue per unit (including a $28 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $17.0 million, partially offset by the decrease in same-store retail unit sales, which decreased revenue by $7.4 million. Finance and insurance revenue per unit increased 12.0% in the U.S. and increased 12.8% in the U.K. We believe the increase in same-store finance and insurance revenue per unit is primarily due to our efforts to increase finance and insurance revenue, which include implementing interactive digital customer sales platforms, additional training, and targeting underperforming locations.

Retail Automotive Dealership Service and Parts Data

(In millions)

			2020 vs. 2019
Service and Parts Data	2020	2019	Change	% Change
Service and parts revenue	$521.8	$543.5	$(21.7)	(4.0)%
Same-store service and parts revenue	$521.5	$534.1	$(12.6)	(2.4)%
Gross profit — service and parts	$322.0	$321.7	$0.3	0.1%
Same-store service and parts gross profit	$321.8	$316.0	$5.8	1.8%
Gross margin % — service and parts	61.7%	59.2%	2.5%	4.2%
Same-store service and parts gross margin %	61.7%	59.2%	2.5%	4.2%

Revenues

Service and parts revenue decreased from 2019 to 2020, with a decrease of 6.6% in the U.S. and an increase of 1.3% internationally. The decrease in service and parts revenue is due to a $12.6 million, or 2.4%, decrease in same-store revenues, coupled with a $9.1 million decrease from net dealership dispositions. Excluding $8.3 million of favorable foreign currency fluctuations, same-store service and parts revenue decreased 3.9%. The decrease in same-store revenue is due to a $6.8 million, or 18.1%, decrease in vehicle preparation and body shop revenue, a $5.5 million, or 1.5%, decrease in customer pay revenue, and a $0.3 million, or 0.2%, decrease in warranty revenue. The decrease in service and parts revenue is primarily due to the decline in our retail automotive business resulting from the COVID-19 pandemic as discussed above.

Gross Profit

Service and parts gross profit increased from 2019 to 2020 due to a $5.8 million, or 1.8%, increase in same-store gross profit, partially offset by a $5.5 million decrease from net dealership dispositions. Excluding $5.0 million of favorable foreign currency fluctuations, same-store gross profit increased 0.3%. The same-store gross profit increase is due to a 2.5% increase in gross margin, which increased gross profit by $13.6 million, partially offset by the decrease in same-store revenues, which decreased gross profit by $7.8 million. The same-store gross profit increase is due to a $7.5 million, or 4.4%, increase in customer pay gross profit and a $2.6 million, or 3.7%, increase in warranty gross profit, partially offset by a $4.3 million, or 6.0%, decrease in vehicle preparation and body shop gross profit.

Retail Commercial Truck Dealership Data

(In millions, except unit and per unit amounts)

			2020 vs. 2019
New Commercial Truck Data	2020	2019	Change	% Change
New retail unit sales	3,196	4,154	(958)	(23.1)%
Same-store new retail unit sales	2,032	2,406	(374)	(15.5)%
New retail sales revenue	$376.6	$476.2	$(99.6)	(20.9)%
Same-store new retail sales revenue	$240.1	$269.3	$(29.2)	(10.8)%
New retail sales revenue per unit	$117,825	$114,636	$3,189	2.8%
Same-store new retail sales revenue per unit	$118,167	$111,913	$6,254	5.6%
Gross profit — new	$12.3	$21.8	$(9.5)	(43.6)%
Same-store gross profit — new	$8.3	$10.9	$(2.6)	(23.9)%
Average gross profit per new truck retailed	$3,856	$5,244	$(1,388)	(26.5)%
Same-store average gross profit per new truck retailed	$4,090	$4,514	$(424)	(9.4)%
Gross margin % — new	3.3%	4.6%	(1.3)%	(28.3)%
Same-store gross margin % — new	3.5%	4.0%	(0.5)%	(12.5)%

Units

Retail unit sales of new trucks decreased 958 units, or 23.1%, from 2019 to 2020, including a 374, or 15.5%, unit decrease in same-store retail unit sales. The decrease in units is largely due to a 31.0% decrease in the North American Class 6-8 heavy-duty truck market retail sales during the three months ended September 30, 2020.

Revenues

New commercial truck retail sales revenue decreased $99.6 million, or 20.9%, from 2019 to 2020, including a $29.2 million, or 10.8%, decrease in same-store revenues. The decrease in same-store revenue is due to the decrease in same-store new retail unit sales, which decreased revenue by $41.9 million, partially offset by a $6,254 per unit increase in comparative average selling prices, which increased revenue by $12.7 million.

Gross Profit

New commercial truck retail gross profit decreased $9.5 million, or 43.6%, from 2019 to 2020, including a $2.6 million, or 23.9%, decrease in same-store gross profit. The decrease in same-store gross profit is due to the decrease in new retail unit sales, which decreased gross profit by $1.7 million, coupled with a $424 per unit decrease in average gross profit per new truck retailed, which decreased gross profit by $0.9 million.

			2020 vs. 2019
Used Commercial Truck Data	2020	2019	Change	% Change
Used retail unit sales	1,284	578	706	122.1%
Same-store used retail unit sales	834	398	436	109.5%
Used retail sales revenue	$63.9	$36.1	$27.8	77.0%
Same-store used retail sales revenue	$41.9	$24.9	$17.0	68.3%
Used retail sales revenue per unit	$49,735	$62,460	$(12,725)	(20.4)%
Same-store used retail sales revenue per unit	$50,229	$62,674	$(12,445)	(19.9)%
Gross profit — used	$0.8	$3.3	$(2.5)	(75.8)%
Same-store gross profit — used	$1.9	$1.9	$—	—%
Average gross profit per used truck retailed	$626	$5,684	$(5,058)	(89.0)%
Same-store average gross profit per used truck retailed	$2,252	$4,680	$(2,428)	(51.9)%
Gross margin % — used	1.3%	9.1%	(7.8)%	(85.7)%
Same-store gross margin % — used	4.5%	7.6%	(3.1)%	(40.8)%

Units

Retail unit sales of used trucks increased from 2019 to 2020 due to a 436, or 109.5%, unit increase in same-store retail unit sales, coupled with a 270 unit increase from net dealership acquisitions. We believe the increase in used truck unit sales is due lower trucks prices from an oversupply of used trucks in the market, coupled with our digital marketing efforts.

Revenues

Used commercial truck retail sales revenue increased from 2019 to 2020 due to a $17.0 million, or 68.3%, increase in same-store revenues, coupled with a $10.8 million increase from net dealership acquisitions. The same-store revenue increase is due to the increase in same-store used retail unit sales, which increased revenue by $22.0 million, partially offset by a $12,445 per unit decrease in comparative average selling prices, which decreased revenue by $5.0 million.

Gross Profit

Used commercial truck retail gross profit decreased $2.5 million, or 75.8%, from 2019 to 2020. Same-store gross profit remained flat due to the increase in same-store used retail unit sales, which increased gross profit by $1.0 million, offset by a $2,428 per unit decrease in average gross profit per used truck retailed, which decreased gross profit by $1.0 million. The decline in average gross profit per used truck retailed is attributable to an oversupply of used trucks in the market when compared to the same period in 2019.

			2020 vs. 2019
Service and Parts Data	2020	2019	Change	% Change
Service and parts revenue	$122.1	$154.6	$(32.5)	(21.0)%
Same-store service and parts revenue	$86.9	$98.6	$(11.7)	(11.9)%
Gross profit — service and parts	$52.9	$55.2	$(2.3)	(4.2)%
Same-store service and parts gross profit	$35.3	$39.1	$(3.8)	(9.7)%
Gross margin % — service and parts	43.3%	35.7%	7.6%	21.3%
Same-store service and parts gross margin %	40.6%	39.7%	0.9%	2.3%

Revenues

Service and parts revenue decreased $32.5 million, or 21.0%, from 2019 to 2020, including an $11.7 million, or 11.9%, decrease in same-store revenues. Customer pay work represents approximately 78.1% of PTG’s service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The decrease in same-store revenue is due to a $10.2 million, or 12.5%, decrease in customer pay revenue, a $0.9 million, or 22.0%, decrease in body shop revenue, and a $0.6 million, or 4.8%, decrease in warranty revenue. The same-store decrease in service and parts is primarily due to the decline in new retail truck sales which correlates to service for certain customers, a change in fleet services revenue, as well as the COVID-19 pandemic as discussed above.

Gross Profit

Service and parts gross profit decreased from 2019 to 2020 due to a $3.8 million, or 9.7%, decrease in same-store gross profit, partially offset by a $1.5 million increase from net dealership acquisitions. The same-store gross profit decrease is due to the decrease in same-store revenues, which decreased gross profit by $4.8 million, partially offset by a 0.9% increase in gross margin, which increased gross profit by $1.0 million. The same-store gross profit decrease is due to a $3.7 million, or 13.3%, decrease in customer pay gross profit, a $0.2 million, or 4.7%, decrease in body shop gross profit, and partially offset by a $0.1 million, or 1.6%, increase in warranty gross profit.

Commercial Vehicle Distribution Data

(In millions, except unit amounts)

			2020 vs. 2019
Penske Australia Data	2020	2019	Change	% Change
Vehicle unit sales	221	363	(142)	(39.1)%
Sales revenue	$122.7	$119.9	$2.8	2.3%
Gross profit	$33.7	$35.6	$(1.9)	(5.3)%

Our Penske Australia operations are primarily comprised of commercial vehicle, engine, and power systems distribution. This business generated $122.7 million of revenue during the three months ended September 30, 2020, compared to $119.9 million of revenue in the prior year, an increase of 2.3%. These businesses generated $33.7 million of gross profit during the three months ended September 30, 2020, compared to $35.6 million of gross profit in the prior year, a decrease of 5.3%.

The decrease in units is primarily due to the decline in the Australia and New Zealand heavy-duty truck market. The increase in revenue from 2019 to 2020 is largely attributable to the timing of completion of projects, delivery of products, and favorable foreign exchange. Excluding $5.2 million of favorable foreign currency fluctuations, revenues decreased 2.0%. Excluding $1.3 million of favorable foreign currency fluctuations, gross profit decreased 9.0%.

Selling, General, and Administrative Data

(In millions)

			2020 vs. 2019
Selling, General, and Administrative Data	2020	2019	Change	% Change
Personnel expense	$380.8	$391.7	$(10.9)	(2.8)%
Advertising expense	$19.7	$32.3	$(12.6)	(39.0)%
Rent & related expense	$78.9	$85.1	$(6.2)	(7.3)%
Other expense	$163.9	$163.7	$0.2	0.1%
Total SG&A expenses	$643.3	$672.8	$(29.5)	(4.4)%
Same-store SG&A expenses	$623.8	$644.9	$(21.1)	(3.3)%

Personnel expense as % of gross profit	39.8%	45.0%	(5.2)%	(11.6)%
Advertising expense as % of gross profit	2.1%	3.7%	(1.6)%	(43.2)%
Rent & related expense as % of gross profit	8.2%	9.9%	(1.7)%	(17.2)%
Other expense as % of gross profit	17.2%	18.8%	(1.6)%	(8.5)%
Total SG&A expenses as % of gross profit	67.3%	77.4%	(10.1)%	(13.0)%
Same-store SG&A expenses as % of same-store gross profit	66.9%	77.9%	(11.0)%	(14.1)%

Selling, general, and administrative expenses (“SG&A”) decreased from 2019 to 2020 due to a $21.1 million, or 3.3%, decrease in same-store SG&A, coupled with an $8.4 million decrease from net dealership acquisitions/dispositions. Excluding $11.8 million of favorable foreign currency fluctuations, same-store SG&A decreased 5.1%. SG&A as a percentage of gross profit was 67.3%, a decrease of 1,010 basis points compared to 77.4% in the prior year. SG&A expenses as a percentage of total revenue was 10.8% and 11.3% in the three months ended September 30, 2020, and 2019, respectively. The decrease in SG&A is primarily due to the employee reductions, temporary compensation reductions, government assistance, and other expense reductions as discussed above under “COVID-19 Disclosure.”

Depreciation

(In millions)

			2020 vs. 2019
	2020	2019	Change	% Change
Depreciation	$29.0	$27.5	$1.5	5.5%

The increase in depreciation from 2019 to 2020 is primarily due to a $1.8 million, or 6.6% increase in same-store depreciation, partially offset by a $0.3 million decrease from net dealership acquisitions/dispositions. The overall increase is primarily related to our ongoing facility improvements and expansion programs.

Floor Plan Interest Expense

(In millions)

			2020 vs. 2019
	2020	2019	Change	% Change
Floor plan interest expense	$8.0	$21.4	$(13.4)	(62.6)%

Floor plan interest expense, including the impact of swap transactions, decreased $13.4 million from 2019 to 2020 primarily due to a $12.0 million, or 60.7%, decrease in same-store floor plan interest expense, coupled with a $1.4 million decrease from net dealership acquisitions/dispositions. The overall decrease is primarily due to decreases in amounts outstanding under floor plan arrangements and decreases in applicable rates.

Other Interest Expense

(In millions)

			2020 vs. 2019
	2020	2019	Change	% Change
Other interest expense	$30.8	$32.9	$(2.1)	(6.4)%

The decrease in other interest expense from 2019 to 2020 is primarily due to the decrease in outstanding revolver borrowings under the U.S. and U.K. credit agreements and decreases in applicable rates.

Equity in Earnings of Affiliates

(In millions)

			2020 vs. 2019
	2020	2019	Change	% Change
Equity in earnings of affiliates	$66.2	$43.3	$22.9	52.9%

The increase in equity in earnings of affiliates from 2019 to 2020 is primarily due to a $22.3 million, or 52.9%, increase in earnings from our investment in PTS, coupled with an increase in earnings from our retail automotive joint ventures. The increase in our PTS equity earnings is primarily due to improved operating results in full-service leasing and logistics and a reduction in operating expenses.

Income Taxes

(In millions)

			2020 vs. 2019
	2020	2019	Change	% Change
Income taxes	$64.1	$42.4	$21.7	51.2%

Income taxes increased from 2019 to 2020 primarily due to a $153.2 million increase in our pre-tax income compared to the prior year, partially offset by a net income tax benefit of $15.4 million from various U.S. and foreign tax legislation changes. Our effective tax rate was 20.6% during the three months ended September 30, 2020, compared to 26.8% during the three months ended September 30, 2019, primarily due to the income tax benefit discussed above as well as the fluctuations in our geographic pre-tax income mix.

Nine Months Ended September 30, 2020, Compared to Nine Months Ended September 30, 2019

Retail Automotive Dealership New Vehicle Data

(In millions, except unit and per unit amounts)

			2020 vs. 2019
New Vehicle Data	2020	2019	Change	% Change
New retail unit sales	126,396	166,730	(40,334)	(24.2)%
Same-store new retail unit sales	126,298	161,575	(35,277)	(21.8)%
New retail sales revenue	$5,599.8	$6,873.9	$(1,274.1)	(18.5)%
Same-store new retail sales revenue	$5,596.3	$6,720.4	$(1,124.1)	(16.7)%
New retail sales revenue per unit	$44,303	$41,227	$3,076	7.5%
Same-store new retail sales revenue per unit	$44,310	$41,593	$2,717	6.5%
Gross profit — new	$437.6	$511.8	$(74.2)	(14.5)%
Same-store gross profit — new	$437.4	$498.7	$(61.3)	(12.3)%
Average gross profit per new vehicle retailed	$3,462	$3,069	$393	12.8%
Same-store average gross profit per new vehicle retailed	$3,463	$3,086	$377	12.2%
Gross margin % — new	7.8%	7.4%	0.4%	5.4%
Same-store gross margin % — new	7.8%	7.4%	0.4%	5.4%

Units

Retail unit sales of new vehicles decreased from 2019 to 2020 due to a 35,277 unit, or 21.8%, decrease in same-store new retail unit sales, coupled with a 5,057 unit decrease from net dealership dispositions. Same-store units decreased

18.4% in the U.S. and decreased 27.4% internationally. Overall, new units decreased 18.6% in the U.S. and decreased 32.6% internationally. The decrease in units is primarily due to the decline in our retail automotive business resulting from the COVID-19 pandemic as well as the limited availability of inventory from our manufacturers as discussed above.

Revenues

New vehicle retail sales revenue decreased from 2019 to 2020 due to a $1,124.1 million, or 16.7%, decrease in same-store revenues, coupled with a $150.0 million decrease from net dealership dispositions. Excluding $11.2 million of favorable foreign currency fluctuations, same-store new retail revenue decreased 16.9%. The same-store revenue decrease is due to the decrease in same-store new retail unit sales, which decreased revenue by $1,467.3 million, partially offset by a $2,717 per unit increase in comparative average selling prices (including an $89 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $343.2 million.

Gross Profit

Retail gross profit from new vehicle sales decreased from 2019 to 2020 due to a $61.3 million, or 12.3%, decrease in same-store gross profit, coupled with a $12.9 million decrease from net dealership dispositions. Excluding $1.0 million of favorable foreign currency fluctuations, same-store gross profit decreased 12.5%. The decrease in same-store gross profit is due to the decrease in same-store new retail unit sales, which decreased gross profit by $108.9 million, partially offset by a $377 per unit increase in the average gross profit per new vehicle retailed (including a $7 per unit increase attributable to favorable foreign currency fluctuations), which increased gross profit by $47.6 million. The increase in same-store gross profit per new vehicle retailed is partially attributed to limited availability of inventory from our manufacturers as discussed above.

Retail Automotive Dealership Used Vehicle Data

(In millions, except unit and per unit amounts)

			2020 vs. 2019
Used Vehicle Data	2020	2019	Change	% Change
Used retail unit sales	176,456	218,906	(42,450)	(19.4)%
Same-store used retail unit sales	173,104	212,535	(39,431)	(18.6)%
Used retail sales revenue	$4,739.8	$5,529.2	$(789.4)	(14.3)%
Same-store used retail sales revenue	$4,681.8	$5,391.9	$(710.1)	(13.2)%
Used retail sales revenue per unit	$26,861	$25,258	$1,603	6.3%
Same-store used retail sales revenue per unit	$27,046	$25,369	$1,677	6.6%
Gross profit — used	$284.9	$284.2	$0.7	0.2%
Same-store gross profit — used	$281.9	$281.6	$0.3	0.1%
Average gross profit per used vehicle retailed	$1,615	$1,298	$317	24.4%
Same-store average gross profit per used vehicle retailed	$1,628	$1,325	$303	22.9%
Gross margin % — used	6.0%	5.1%	0.9%	17.6%
Same-store gross margin % — used	6.0%	5.2%	0.8%	15.4%

Units

Retail unit sales of used vehicles decreased from 2019 to 2020 due to a 39,431 unit, or 18.6%, decrease in same-store used retail unit sales, coupled with a 3,019 unit decrease from net dealership dispositions. Same-store units decreased 15.4% in the U.S. and decreased 21.2% internationally. Same-store retail units for our U.S. and U.K. Used Vehicle SuperCenters decreased 28.9% and 31.6%. Overall, used units decreased 14.8% in the U.S. and decreased 23.1% internationally. The decrease in units is primarily due to the decline in our retail automotive business resulting from the COVID-19 pandemic as well as the limited availability of inventory from our manufacturers as discussed above.

Revenues

Used vehicle retail sales revenue decreased from 2019 to 2020 due to a $710.1 million, or 13.2%, decrease in same-store revenues, coupled with a $79.3 million decrease from net dealership dispositions. Excluding $31.1 million of favorable foreign currency fluctuations, same-store used retail revenue decreased 13.7%. The same-store revenue decrease is primarily due to a decrease in same-store used retail unit sales, which decreased revenue by $1,000.4 million, partially offset by a $1,677 per unit increase in comparative average selling prices (including a $180 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $290.3 million. The average sales price per unit for our Used Vehicle SuperCenters increased 8.1% to $15,655.

Gross Profit

Retail gross profit from used vehicle sales increased from 2019 to 2020 due to a $0.4 million increase from net dealership dispositions, coupled with a $0.3 million, or 0.1%, increase in same-store gross profit. Excluding $2.5 million of favorable foreign currency fluctuations, same-store gross profit decreased 0.8%. The increase in same-store gross profit is due to a $303 per unit increase in average gross profit per used vehicle retailed (including a $14 per unit increase attributable to favorable foreign currency fluctuations), which increased gross profit by $52.5 million, partially offset by the decrease in same-store used retail unit sales, which decreased gross profit by $52.2 million. The average gross profit per unit for our Used Vehicle SuperCenters increased 11.9% to $912. The increase in average gross profit per used vehicle retailed is primarily due to lower inventory availability of new vehicles, which increased demand for used vehicles, and improved vehicle sourcing in our Used Vehicle SuperCenters.

Retail Automotive Dealership Finance and Insurance Data

(In millions, except unit and per unit amounts)

			2020 vs. 2019
Finance and Insurance Data	2020	2019	Change	% Change
Total retail unit sales	302,852	385,636	(82,784)	(21.5)%
Total same-store retail unit sales	299,402	374,110	(74,708)	(20.0)%
Finance and insurance revenue	$415.8	$491.5	$(75.7)	(15.4)%
Same-store finance and insurance revenue	$411.9	$482.6	$(70.7)	(14.6)%
Finance and insurance revenue per unit	$1,373	$1,275	$98	7.7%
Same-store finance and insurance revenue per unit	$1,376	$1,290	$86	6.7%

Finance and insurance revenue decreased from 2019 to 2020 due to a $70.7 million, or 14.6%, decrease in same-store revenues, coupled with a $5.0 million decrease from net dealership dispositions. Excluding $1.8 million of favorable foreign currency fluctuations, same-store finance and insurance revenue decreased 15.0%. The same-store revenue decrease is due to the decrease in same-store retail unit sales, which decreased revenue by $96.4 million, partially offset by an $86 per unit increase in comparative average finance and insurance revenue per unit (including a $6 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $25.7 million. Finance and insurance revenue per unit increased 6.9% in the U.S. and 7.6% in the U.K. We believe the increase in same-store finance and insurance revenue per unit is primarily due to our efforts to increase finance and insurance revenue, which include implementing interactive digital customer sales platforms, additional training, and targeting underperforming locations.

Retail Automotive Dealership Service and Parts Data

(In millions)

			2020 vs. 2019
Service and Parts Data	2020	2019	Change	% Change
Service and parts revenue	$1,380.3	$1,654.0	$(273.7)	(16.5)%
Same-store service and parts revenue	$1,378.4	$1,619.1	$(240.7)	(14.9)%
Gross profit — service and parts	$827.0	$981.4	$(154.4)	(15.7)%
Same-store service and parts gross profit	$825.1	$960.5	$(135.4)	(14.1)%
Gross margin % — service and parts	59.9%	59.3%	0.6%	1.0%
Same-store service and parts gross margin %	59.9%	59.3%	0.6%	1.0%

Revenues

Service and parts revenue decreased from 2019 to 2020, with a decrease of 14.6% in the U.S. and 20.3% internationally. The decrease in service and parts revenue is due to a $240.7 million, or 14.9%, decrease in same-store revenues, coupled with a $33.0 million decrease from net dealership dispositions. Excluding $3.5 million of favorable foreign currency fluctuations, same-store service and parts revenue decreased 15.1%. The decrease in same-store revenue is due to a $147.8 million, or 13.6%, decrease in customer pay revenue, a $71.1 million, or 17.0%, decrease in warranty revenue, and a $21.8 million, or 19.8%, decrease in vehicle preparation and body shop revenue. The decrease in service and parts revenue is primarily due to the significant decline in our retail automotive business resulting from the COVID-19 pandemic as discussed above.

Gross Profit

Service and parts gross profit decreased from 2019 to 2020 due to a $135.4 million, or 14.1%, decrease in same-store gross profit, coupled with a $19.0 million decrease from net dealership dispositions. Excluding $2.3 million of favorable foreign currency fluctuations, same-store gross profit decreased 14.3%. The same-store gross profit decrease is due to the decrease in same-store revenues, which decreased gross profit by $144.2 million, partially offset by a 0.6% increase in gross margin, which increased gross profit by $8.8 million. The same-store gross profit decrease is due to a $66.8 million, or 12.8%, decrease in customer pay gross profit, a $35.5 million, or 16.5%, decrease in vehicle preparation and body shop gross profit, and a $33.1 million, or 14.9%, decrease in warranty gross profit.

Retail Commercial Truck Dealership Data

(In millions, except unit and per unit amounts)

			2020 vs. 2019
New Commercial Truck Data	2020	2019	Change	% Change
New retail unit sales	8,070	8,688	(618)	(7.1)%
Same-store new retail unit sales	5,142	6,940	(1,798)	(25.9)%
New retail sales revenue	$930.4	$979.6	$(49.2)	(5.0)%
Same-store new retail sales revenue	$595.3	$772.6	$(177.3)	(22.9)%
New retail sales revenue per unit	$115,286	$112,746	$2,540	2.3%
Same-store new retail sales revenue per unit	$115,765	$111,326	$4,439	4.0%
Gross profit — new	$34.4	$43.8	$(9.4)	(21.5)%
Same-store gross profit — new	$21.8	$32.8	$(11.0)	(33.5)%
Average gross profit per new truck retailed	$4,265	$5,038	$(773)	(15.3)%
Same-store average gross profit per new truck retailed	$4,242	$4,732	$(490)	(10.4)%
Gross margin % — new	3.7%	4.5%	(0.8)%	(17.8)%
Same-store gross margin % — new	3.7%	4.2%	(0.5)%	(11.9)%

Units

Retail unit sales of new trucks decreased from 2019 to 2020 due to a 1,798, or 25.9%, decrease in same-store retail unit sales, partially offset by a 1,180 unit increase from net dealership acquisitions. Same-store new truck units decreased largely due to a 35.6% decrease in the North American Class 6-8 heavy-duty truck market retail sales during the nine months ended September 30, 2020.

Revenues

New commercial truck retail sales revenue decreased from 2019 to 2020 due to a $177.3 million, or 22.9%, decrease in same-store revenues, partially offset by a $128.1 million increase from net dealership acquisitions. The decrease in same-store revenue is due to the decrease in same-store new retail unit sales, which decreased revenue by $200.1 million, partially offset by a $4,439 per unit increase in comparative average selling prices, which increased revenue by $22.8 million.

Gross Profit

New commercial truck retail gross profit decreased from 2019 to 2020 due to an $11.0 million, or 33.5%, decrease in same-store gross profit, partially offset by a 1.6 million increase from net dealership acquisitions. The decrease in same-store gross profit is due to the decrease in same-store new retail unit sales, which decreased gross profit by $8.5 million, coupled with a $490 per unit decrease in average gross profit per new truck retailed, which decreased gross profit by $2.5 million.

			2020 vs. 2019
Used Commercial Truck Data	2020	2019	Change	% Change
Used retail unit sales	2,755	1,435	1,320	92.0%
Same-store used retail unit sales	1,849	1,255	594	47.3%
Used retail sales revenue	$135.4	$87.8	$47.6	54.2%
Same-store used retail sales revenue	$91.1	$76.7	$14.4	18.8%
Used retail sales revenue per unit	$49,141	$61,248	$(12,107)	(19.8)%
Same-store used retail sales revenue per unit	$49,270	$61,142	$(11,872)	(19.4)%
Gross profit — used	$(4.5)	$8.9	$(13.4)	(150.6)%
Same-store gross profit — used	$1.2	$7.5	$(6.3)	(84.0)%
Average gross profit per used truck retailed	$(1,645)	$6,211	$(7,856)	(126.5)%
Same-store average gross profit per used truck retailed	$623	5,968	$(5,345)	(89.6)%
Gross margin % — used	(3.3)%	10.1%	(13.4)%	(132.7)%
Same-store gross margin % — used	1.3%	9.8%	(8.5)%	(86.7)%

Units

Retail unit sales of used trucks increased from 2019 to 2020 due to a 726 unit increase from net dealership acquisitions, coupled with a 594, or 47.3%, unit increase in same-store retail unit sales. We believe the increase in used truck unit sales is due lower trucks prices from an oversupply of used trucks in the market, coupled with our digital marketing efforts.

Revenues

Used commercial truck retail sales revenue increased from 2019 to 2020 due to a $33.2 million increase from net dealership acquisitions, coupled with a $14.4 million, or 18.8%, increase in same-store revenues. The same-store revenue increase is due to the increase in same-store used retail unit sales, which increased revenue by $29.3 million, partially offset by an $11,872 per unit decrease in comparative average selling prices, which decreased revenue by $14.9 million.

Gross Profit

Used commercial truck retail gross profit decreased $13.4 million, or 150.6%, from 2019 to 2020, including a $6.3 million, or 84.0%, decrease in same-store gross profit. The decrease in same-store gross profit is due to a $5,345 per unit decrease in average gross profit per used truck retailed, which decreased gross profit by $6.7 million, partially offset by the increase in same-store used retail unit sales, which increased gross profit by $0.4 million. The decline in average gross profit per used truck retailed is attributable to an oversupply of used trucks in the market when compared to the same period in 2019.

			2020 vs. 2019
Service and Parts Data	2020	2019	Change	% Change
Service and parts revenue	$358.1	$340.7	$17.4	5.1%
Same-store service and parts revenue	$248.8	$284.4	$(35.6)	(12.5)%
Gross profit — service and parts	$155.4	$128.6	$26.8	20.8%
Same-store service and parts gross profit	$100.7	$112.4	$(11.7)	(10.4)%
Gross margin % — service and parts	43.4%	37.7%	5.7%	15.1%
Same-store service and parts gross margin %	40.5%	39.5%	1.0%	2.5%

Revenues

Service and parts revenue increased from 2019 to 2020 due to a $53.0 million increase from net dealership acquisitions, partially offset by a $35.6 million, or 12.5%, decrease in same-store revenues. Customer pay work represents approximately 77.2% of PTG’s service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The decrease in same-store revenue is due to a $32.7 million, or 13.7%, decrease in customer pay revenue, a $2.0 million, or 5.6%, decrease in warranty revenue, and a $0.9 million, or 8.3%, decrease in body shop revenue. The same-store decrease in service and parts is primarily due to the decline in new retail truck sales which correlates to service for certain customers, a change in fleet services revenue, as well as the COVID-19 pandemic as discussed above.

Gross Profit

Service and parts gross profit increased from 2019 to 2020 due to a $38.5 million increase from net dealership acquisitions, partially offset by an $11.7 million, or 10.4%, decrease in same-store gross profit. The same-store gross profit decrease is due to the decrease in same-store revenues, which decreased gross profit by $14.4 million, partially offset by a 1.0% increase in gross margin, which increased gross profit by $2.7 million. The same-store gross profit decrease is due to an $11.3 million, or 13.9%, decrease in customer pay gross profit and a $0.4 million, or 2.2%, decrease in warranty gross profit.

Commercial Vehicle Distribution Data

(In millions, except unit amounts)

			2020 vs. 2019
Penske Australia Data	2020	2019	Change	% Change
Vehicle unit sales	693	1,292	(599)	(46.4)%
Sales revenue	$322.2	$393.5	$(71.3)	(18.1)%
Gross profit	$89.9	$105.6	$(15.7)	(14.9)%

Our Penske Australia operations are primarily comprised of commercial vehicle, engine, and power systems distribution. This business generated $322.2 million of revenue during the nine months ended September 30, 2020, compared to $393.5 million of revenue in the prior year, a decrease of 18.1%. These businesses generated $89.9 million of gross profit during the nine months ended September 30, 2020, compared to $105.6 million of gross profit in the prior year, a decrease of 14.9%.

The decrease in units is primarily due to the decline in the Australian heavy-duty truck market. The decline in revenue from 2019 to 2020 is largely attributable to the decline in the Australian and New Zealand heavy-duty truck market, including significant declines due to the COVID-19 pandemic as discussed above. Excluding $10.0 million of unfavorable foreign currency fluctuations, revenues decreased 15.6%. Excluding $2.9 million of unfavorable foreign currency fluctuations, gross profit decreased 12.1%.

Selling, General, and Administrative Data

(In millions)

			2020 vs. 2019
Selling, General, and Administrative Data	2020	2019	Change	% Change
Personnel expense	$1,008.4	$1,174.4	$(166.0)	(14.1)%
Advertising expense	$58.3	$84.2	$(25.9)	(30.8)%
Rent & related expense	$236.4	$253.5	$(17.1)	(6.7)%
Other expense	$435.6	$496.0	$(60.4)	(12.2)%
Total SG&A expenses	$1,738.7	$2,008.1	$(269.4)	(13.4)%
Same store SG&A expenses	$1,677.9	$1,946.6	$(268.7)	(13.8)%

Personnel expense as % of gross profit	44.1%	45.4%	(1.3)%	(2.9)%
Advertising expense as % of gross profit	2.6%	3.3%	(0.7)%	(21.2)%
Rent & related expense as % of gross profit	10.3%	9.8%	0.5%	5.1%
Other expense as % of gross profit	19.1%	19.1%	—%	—%
Total SG&A expenses as % of gross profit	76.1%	77.6%	(1.5)%	(1.9)%
Same store SG&A expenses as % of same store gross profit	75.6%	77.4%	(1.8)%	(2.3)%

Selling, general, and administrative expenses (“SG&A”) decreased from 2019 to 2020 due to a $268.7 million, or 13.8%, decrease in same-store SG&A, coupled with a $0.7 million decrease from net dealership acquisitions/dispositions. Excluding $0.9 million of favorable foreign currency fluctuations, same-store SG&A decreased 13.8%. SG&A as a percentage of gross profit was 76.1%, a decrease of 150 basis points compared to 77.6% in the prior year. SG&A expenses as a percentage of total revenue was 11.9% and 11.6% in the nine months ended September 30, 2020, and 2019, respectively. The decrease in SG&A is primarily due to the employee reductions, temporary compensation reductions, government assistance, and other expense reductions as discussed above under “COVID-19 Disclosure.”.

Depreciation

(In millions)

			2020 vs. 2019
	2020	2019	Change	% Change
Depreciation	$85.4	$81.0	$4.4	5.4%

The increase in depreciation from 2019 to 2020 is primarily due to a $4.7 million, or 6.0%, increase in same-store depreciation, partially offset by a $0.3 million decrease from net acquisitions/dispositions. The overall increase is primarily related to our ongoing facility improvements and expansion programs.

Floor Plan Interest Expense

(In millions)

			2020 vs. 2019
	2020	2019	Change	% Change
Floor plan interest expense	$37.4	$64.2	$(26.8)	(41.7)%

Floor plan interest expense, including the impact of swap transactions, decreased $26.8 million from 2019 to 2020 primarily due to a $26.3 million, or 42.6%, decrease in same-store floor plan interest expense, coupled with a $0.5 million decrease from net dealership acquisitions/dispositions. The overall decrease is primarily due to decreases in amounts outstanding under floor plan arrangements and decreases in applicable rates.

Other Interest Expense

(In millions)

			2020 vs. 2019
	2020	2019	Change	% Change
Other interest expense	$90.9	$93.2	$(2.3)	(2.5)%

The decrease in other interest expense from 2019 to 2020 is primarily due the decrease in outstanding revolver borrowings under the U.S. and U.K. credit agreements and decreases in applicable rates.

Equity in Earnings of Affiliates

(In millions)

			2020 vs. 2019
	2020	2019	Change	% Change
Equity in earnings of affiliates	$110.6	$109.6	$1.0	0.9%

The increase in equity in earnings of affiliates from 2019 to 2020 is primarily due to a $2.0 million, or 1.9%, increase in earnings from our investment in PTS, partially offset by the decrease in earnings from our retail automotive joint ventures. For the nine months ended September 30, 2019, PTS’ results include the favorable affirmation of PTS’ position in a litigation matter, which increased our equity earnings by $3.3 million.

Income Taxes

(In millions)

			2020 vs. 2019
	2020	2019	Change	% Change
Income taxes	$100.7	$118.6	$(17.9)	(15.1)%

Income taxes decreased from 2019 to 2020 primarily due to a $7.8 million decrease in our pre-tax income compared to the prior year, coupled with a net income tax benefit of $15.4 million from various U.S. and foreign tax legislation changes. Our effective tax rate was 22.7% during the nine months ended September 30, 2020, compared to 26.2% during the nine months ended September 30, 2019, primarily due to the income tax benefit discussed above as well as the fluctuations in our geographic pre-tax income mix.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, inventory financing, the acquisition of new businesses, the improvement and expansion of existing facilities, including two additional Used Vehicle SuperCenters we expect to open in the next 90 days and four additional sites under development, the purchase or construction of new facilities, debt service and repayments, dividends and potential repurchases of our outstanding securities under the program discussed below. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions, mortgages, and dividends and distributions from joint venture investments.

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

As of September 30, 2020, we had $92.7 million of cash available to fund our operations and capital commitments. In addition, we had $800.0 million, £162.0 million ($209.4 million), and AU $50.0 million ($35.8 million) available for borrowing under our U.S. credit agreement, U.K. credit agreement, and Australian working capital loan agreement, respectively. We amended our U.S. credit agreement to provide for an additional $100 million of borrowing capacity effective August 1, 2020.

Securities Repurchases

From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit agreement, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. As of September 30, 2020, we have $170.6 million in repurchase authorization under the existing securities repurchase program. Refer to the disclosures provided in Part I, Item 1, Note 13 of the Notes to our Consolidated Condensed Financial Statements for a summary of shares repurchased under our securities repurchase program during the nine months ended September 30, 2020.

Dividends

We paid the following cash dividends on our common stock in 2019 and 2020:

Per Share Dividends

2019

First Quarter	$0.38
Second Quarter	0.39
Third Quarter	0.40
Fourth Quarter	0.41

2020

First Quarter	$0.42
Second Quarter	$—
Third Quarter	$—

In May 2020, our Board of Directors suspended our cash dividend. We previously paid a quarterly dividend of $0.42 per share to shareholders on March 3, 2020. On October 14, 2020, we announced the reinstatement of our cash dividend in the amount of $0.42 per share payable December 1, 2020 to shareholders of record as of November 10, 2020. Future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors, which may include our expectations regarding the severity and duration of the COVID-19 pandemic, our earnings, cash flow, capital requirements, restrictions relating to any then-existing indebtedness, financial condition, and other factors.

Vehicle Financing

Refer to the disclosures provided in Part I, Item 1, Note 8 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of financing for the vehicles we purchase, including discussion of our floor plan and other revolving arrangements.

Long-Term Debt Obligations

As of September 30, 2020, we had the following long-term debt obligations outstanding which includes $550 million in aggregate principal amount of 3.50% senior subordinated notes due 2025 issued in August 2020, the proceeds of which were used to redeem our $550 million in aggregate principal amount of 5.75% senior subordinated notes due 2022 on October 1 (which redemption is not reflected in this table):

September 30,
(In millions)	2020
U.S. credit agreement — revolving credit line	$—
U.K. credit agreement — revolving credit line	—
U.K. credit agreement — overdraft line of credit	—
5.75% senior subordinated notes due 2022	550.0
5.375% senior subordinated notes due 2024	298.4
3.50% senior subordinated notes due 2025	542.9
5.50% senior subordinated notes due 2026	496.2
Australia capital loan agreement	30.7
Australia working capital loan agreement	—
Mortgage facilities	333.8
Other	49.7
Total long-term debt	$2,301.7

As of September 30, 2020, we were in compliance with all covenants under our credit agreements and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 10 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of our long-term debt obligations.

Short-Term Borrowings

We have four principal sources of short-term borrowings: the revolving portion of the U.S. credit agreement, the revolving portion of the U.K. credit agreement, our Australian working capital loan agreement, and the floor plan agreements that we utilize to finance our vehicle inventories. We are also able to access availability under the floor plan agreements to fund our cash needs, including payments made relating to our higher interest rate revolving credit agreements.

During the nine months ended September 30, 2020, outstanding revolving commitments varied between $0.0 million and $350.0 million under the U.S. credit agreement, between £0.0 million and £140.0 million ($0.0 million and $180.9 million) under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and between AU $0.0 million and AU $20.0 million ($0.0 million and $14.3 million) under the Australia working capital loan agreement. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.

Interest Rate Swaps

The Company periodically uses interest rate swaps to manage interest rate risk associated with the Company’s variable rate floor plan debt. In April 2020, we entered into a new five-year interest rate swap agreement pursuant to which the LIBOR portion of $300.0 million of our U.S. floating rate floor plan debt is fixed at 0.5875%. This arrangement is in effect through April 2025. We may terminate this arrangement at any time, subject to the settlement at that time of the fair value of the swap arrangement. As of September 30, 2020, the fair value of the swap designated as hedging instruments was estimated to be a net liability of $5.4 million.

PTS Dividends

We hold a 28.9% ownership interest in PTS as noted above. Their partnership agreement requires PTS, subject to applicable law and the terms of its credit agreements, to make quarterly distributions to the partners with respect to each fiscal year by no later than 45 days after the end of each of the first three quarters of the year and by April 15 of the following year. PTS’ principal debt agreements allow partner distributions only as long as they are not in default under that agreement and the amount they pay does not exceed 50% of its consolidated net income. We receive pro rata cash distributions relating to this investment, typically in April, May, August and November of each year. During the nine months ended September 30, 2020, and 2019, we received $40.0 million and $50.8 million, respectively, of pro rata cash distributions relating to this investment. We currently expect to continue to receive future distributions from PTS quarterly, subject to its financial performance.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period.

Operating Leases

As of September 30, 2020, we were in compliance with all financial covenants under our operating leases consisting principally of leases for dealership and other properties, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 3 and Note 12 of the Notes to our Consolidated Condensed Financial Statements for a description of our operating leases.

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

Supplemental Guarantor Financial Information

The following is a description of the terms and conditions of the guarantees with respect to senior subordinated notes of Penske Automotive Group, Inc. (“PAG”) as the issuer of the 5.75% Notes, the 5.375% Notes, the 3.50% Notes, and the 5.50% Notes (collectively the “Senior Subordinated Notes”).

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

Condensed income statement information:

	PAG and Guarantor Subsidiaries
	Nine Months Ended	Twelve Months Ended
	September 30, 2020	December 31, 2019
Revenues	$8,251.1	$12,928.8
Gross profit	1,376.0	2,019.2
Equity in earnings of affiliates	108.0	142.4
Income from continuing operations	244.2	318.8
Net income	244.4	319.2
Net income attributable to Penske Automotive Group	244.4	319.2

Condensed balance sheet information:

	PAG and Guarantor Subsidiaries
	September 30, 2020	December 31, 2019
Current assets (1)	$2,619.7	$3,157.5
Property and equipment, net	1,116.0	1,104.9
Equity method investments	1,393.6	1,328.8
Other noncurrent assets	3,204.2	3,230.9
Current liabilities	1,662.6	2,684.2
Noncurrent liabilities	4,478.3	4,175.3

(1)	Includes $506.7 million and $497.4 million as of September 30, 2020, and December 31, 2019, respectively, due from Non-Guarantors.

During the nine months ended September 30, 2020, PAG received $57.6 million from non-guarantor subsidiaries. During the twelve months ended December 31, 2019, PAG received $77.3 million in distributions from non-guarantor subsidiaries.

Cash Flows

The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities. The major components of these changes are discussed below.

	Nine Months Ended September 30,
(In millions)	2020	2019
Net cash provided by continuing operating activities	$849.5	$660.8
Net cash used in continuing investing activities	(88.6)	(503.4)
Net cash used in continuing financing activities	(704.3)	(119.0)
Net cash provided by discontinued operations	0.2	0.2
Effect of exchange rate changes on cash and cash equivalents	7.8	(0.5)
Net change in cash and cash equivalents	$64.6	$38.1

Cash Flows from Continuing Operating Activities

Cash flows from continuing operating activities includes net income, as adjusted for non-cash items and the effects of changes in working capital. Our cash flows from continuing operating activities were positively impacted during the nine months ended September 30, 2020, due to deferrals of floorplan interest, sales and use tax, and mortgage interest resulting from the COVID-19 related relief provided by our lenders and government jurisdictions.

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

	Nine Months Ended September 30,
(In millions)	2020	2019
Net cash from continuing operating activities as reported	$849.5	$660.8
Floor plan notes payable — non-trade as reported	(547.6)	(18.0)
Net cash from continuing operating activities including all floor plan notes payable	$301.9	$642.8

Cash Flows from Continuing Investing Activities

Cash flows from continuing investing activities consist primarily of cash used for capital expenditures, proceeds from the sale of dealerships, proceeds from sale of equipment and improvements, and net expenditures for acquisitions and other investments. Capital expenditures were $114.3 million and $188.8 million during the nine months ended September 30, 2020, and 2019, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our retail automotive segment and retail commercial truck segment capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit agreements. Proceeds from the sale of dealerships were $10.3 million and $7.3 million during the nine months ended September 30, 2020, and 2019, respectively. Proceeds from the sale of equipment and improvements were $19.8 million and $5.1 million during the nine months ended September 30, 2020, and 2019, respectively. We had no cash used in acquisitions and other investments, net of cash acquired, for the nine months ended September 30, 2020, compared to $326.9 million during the nine months ended September 30, 2019.

Cash Flows from Continuing Financing Activities

Cash flows from continuing financing activities include issuance and net borrowings or repayments of long-term debt, net borrowings or repayments of floor plan notes payable non-trade, repurchases of common stock, and dividends.

We issued $550.0 million of senior subordinated notes due 2025 in August 2020 and repaid $300.0 million of senior subordinated notes due August 15, 2020. We had net repayments of other long-term debt of $298.7 million and net borrowings of $170.3 million during the nine months ended September 30, 2020, and 2019, respectively. We had net repayments of floor plan notes payable non-trade of $547.6 million and $18.0 million during the nine months ended September 30, 2020, and 2019, respectively. We repurchased common stock for a total of $29.4 million and $174.1 million during the nine months ended September 30, 2020, and 2019, respectively. We also paid cash dividends to our stockholders of $34.2 million and $97.3 million during the nine months ended September 30, 2020, and 2019, respectively. During the nine months ended September 30, 2020, we made payments of $31.6 million to settle contingent consideration to sellers related to previous acquisitions and $7.8 million for deferred financing fees.

Cash Flows from Discontinued Operations

Cash flows relating to discontinued operations are not currently considered, nor are they expected to be, material to our liquidity or our capital resources. Management does not believe that there is any material past, present, or upcoming cash transactions relating to discontinued operations.

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

Joint Venture Relationships

We are party to a number of joint ventures pursuant to which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of September 30, 2020, our retail automotive joint venture relationships included:

Location	Dealerships	Ownership Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Sprinter, Porsche	80.00	% (A)
Greenwich, Connecticut	Mercedes-Benz	80.00	% (A)
Edison, New Jersey	Bentley, Ferrari, Maserati	20.00	% (B)
Northern Italy	BMW, MINI, Maserati, Porsche, Audi, Land Rover, Volvo, Mercedes-Benz, smart, Lamborghini	84.10	% (A)
Aachen, Germany	Audi, Maserati, SEAT, Skoda, Volkswagen	91.80	% (A) (C)
Frankfurt, Germany	Lexus, Toyota, Volkswagen	50.00	% (B)
Barcelona, Spain	BMW, MINI	50.00	% (B)
Tokyo, Japan	BMW, MINI, Rolls-Royce, Ferrari, ALPINA	49.00	% (B)
(A)	Entity is consolidated in our financial statements.
(B)	Entity is accounted for using the equity method of accounting.
(C)	We have entered into an agreement to purchase the remaining interest in this entity during the fourth quarter of 2020 for approximately $4.8 million.

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

Our business is dependent on a number of cyclical factors, including general economic conditions and customer business cycles. U.S. light vehicle sales have ranged from a low of 10.4 million units in 2009 to a high 17.5 million units in 2016. Unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on these general economic conditions. According to data published by A.C.T. Research, in recent years total U.S. retail sales of new Class 8 commercial vehicles have ranged from a low of approximately 97,000 in 2009, to high of approximately 333,779 in 2019. Through geographic expansion, concentration on higher margin regular service and parts revenues, and the purchase of additional businesses such as Penske Australia and Premier Truck Group, we have attempted to reduce the negative impact of adverse general economic conditions or cyclical trends affecting any one industry or geographic area on our earnings.

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

Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in our 2019 annual report on Form 10-K filed February 21, 2020, our first quarter Form 10-Q filed on May 6, 2020, and our second quarter Form 10-Q filed on July 30, 2020. Important factors that could cause actual results to differ materially from our expectations include those mentioned in “Item 1A. Risk Factors” and the following:

●	our business and the automotive retail and commercial vehicles industries in general are susceptible to adverse economic conditions, including changes in interest rates, foreign exchange rates, customer demand, customer confidence, fuel prices, unemployment rates and credit availability (including any adverse impact from the COVID-19 pandemic discussed in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A. Risk Factors);

●	the political and economic outcome of Brexit in the U.K.;

●	increased tariffs, import product restrictions, and foreign trade risks that may impair our ability to sell foreign vehicles profitably, including any eventual tariffs resulting from the threats from the Trump Administration to add 25% tariffs on foreign vehicles or parts;

●	the number of new and used vehicles sold in our markets;

●	the effect on our businesses of the trend of electrification of vehicle engines, new mobility technologies such as shared vehicle services, such as Uber and Lyft, and the eventual availability of driverless vehicles;

●	vehicle manufacturers exercise significant control over our operations, and we depend on them and the continuation of our franchise and distribution agreements in order to operate our business;

●	we depend on the success, popularity and availability of the brands we sell, and adverse conditions affecting one or more vehicle manufacturers, including the adverse impact on the vehicle and parts supply chain due to natural disasters or other disruptions that interrupt the supply of vehicles and parts to us (including any disruptions resulting from the new fuel economy testing and Co2 emissions legislation in the United Kingdom and Europe or the COVID-19 pandemic discussed in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A. Risk Factors), may negatively impact our revenues and profitability;

●	we are subject to the risk that a substantial number of our new or used inventory may be unavailable due to recall or other reasons;

●	the success of our commercial vehicle distribution operations and engine and power systems distribution operations depends upon continued availability of the vehicles, engines, power systems, and other parts we distribute, demand for those vehicles, engines, power systems, and parts and general economic conditions in those markets;

●	a restructuring of any significant vehicle manufacturer or supplier;

●	our operations may be affected by severe weather, such as the recent hurricanes in Puerto Rico, Florida and Texas, or other periodic business interruptions;

●	we have substantial risk of loss not covered by insurance;

●	we may not be able to satisfy our capital requirements for acquisitions, facility renovation projects, financing the purchase of our inventory, or refinancing of our debt when it becomes due;

●	our level of indebtedness may limit our ability to obtain financing generally and may require that a significant portion of our cash flow be used for debt service;

●	non-compliance with the financial ratios and other covenants under our credit agreements and operating leases;

●	higher interest rates may significantly increase our variable rate interest costs and, because many customers finance their vehicle purchases, decrease vehicle sales;

●	our operations outside of the U.S. subject our profitability to fluctuations relating to changes in foreign currency values, which have most recently occurred as a result of the June 2016 U.K. referendum for Brexit;

●	with respect to PTS, changes in the financial health of its customers, labor strikes or work stoppages by its employees, a reduction in PTS’ asset utilization rates, continued availability from truck manufacturers and suppliers of vehicles and parts for its fleet, changes in values of used trucks which affects PTS’ profitability on truck sales, compliance costs in regards to its trucking fleet and truck drivers, its ability to retain qualified drivers and technicians, risks associated with its participation in multi-employer pension plans, conditions in the capital markets to assure PTS’ continued availability of capital to purchase trucks, the effect of changes in lease accounting rules on PTS customers’ purchase/lease decisions, and industry competition, each of which could impact distributions to us;

●	we are dependent on continued security and availability of our information technology systems and we may be subject to fines, penalties, and other costs under applicable privacy laws if we do not maintain our confidential customer and employee information properly;

●	if we lose key personnel, especially our Chief Executive Officer, or are unable to attract additional qualified personnel;

●	new or enhanced regulations relating to automobile dealerships including those recently enacted by the Financial Conduct Authority in the U.K. restricting certain compensation we receive relating to automotive financing in the U.K. and those enacted in certain European countries and California banning the sale of gasoline engines starting in Europe as early as 2032 and California in 2035;

●	changes in tax, financial or regulatory rules or requirements;

●	we could be subject to legal and administrative proceedings which, if the outcomes are adverse to us, could have a material adverse effect on our business;

●	if state dealer laws in the U.S. are repealed or weakened, our automotive dealerships may be subject to increased competition and may be more susceptible to termination, non-renewal or renegotiation of their franchise agreements;

●	some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests; and

●	shares of our common stock eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well.

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

In April 2020, we entered into a new five-year interest rate swap agreement pursuant to which the LIBOR portion of $300.0 million of our U.S. floating rate floor plan debt is fixed at 0.5875%. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the trailing twelve months ended September 30, 2020, considering the swap arrangement, a 100 basis point change in interest rates would result in an approximate $33.0 million change to our annual floor plan interest expense.

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

Foreign Currency Exchange Rates. As of September 30, 2020, we had consolidated operations in the U.K., Germany, Italy, Canada, Australia and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $601.5 million change to our revenues for the nine months ended September 30, 2020.

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

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition, or future results. The following updates the risk factors included in our 2019 Form 10-K and our first and second quarter 2020 Form 10-Q:

The United Kingdom’s departure from the European Union could adversely affect us. The United Kingdom exited the European Union (“Brexit”) on January 31, 2020, at which point the U.K. is legally outside of the European Union. An implementation period runs until December 31, 2020, in which the U.K., European Union and other countries will work to establish terms of the future trading relationship. If the U.K. and the European Union are unable to reach a trade agreement, many resulting consequences could adversely affect our business, including unavailability of new vehicles or parts due to delays at the border, higher prices for vehicles or parts since the majority of new vehicles sold in the U.K. are imported from other countries in Europe and may be subject to additional tax, traffic delays nationwide due to delays at the border and resulting congestion on the major motorways, and a material reduction of sales in our U.K. dealerships, among other consequences. Should no alternate arrangements be negotiated, vehicles imported into the U.K., including all of the new vehicle brands we currently sell, would be subject to an additional 10% import duty. Such additional costs could be paid by the importer or passed along to the customer in the form of higher prices. While we have made preparations for these events, these preparations cannot assure our business will not be materially and adversely affected. In addition, the future terms of the United Kingdom’s relationship with the European Union and other trade partners, including the United States, remain uncertain. The effects of Brexit could depend on any agreements the United Kingdom makes to retain access to European Union and other markets either during a transitional period or more permanently. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound and the Euro. As exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. A weakening British Pound as compared to the U.S. Dollar negatively impacts our U.S. Dollar reported results of operations. Our U.K. business generated 33% of our total revenue for the year ended December 31, 2019. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, consolidated financial position, results of operations and cash flows.

Regulatory issues. We are subject to a wide variety of regulatory activities, including:

Governmental regulations, claims and legal proceedings. Governmental regulations affect almost every aspect of our business, including the fair treatment of our employees, wage and hour issues, and our financing activities with customers. In California, judicial decisions call into question whether long-standing methods for compensating dealership employees comply with the local wage and hour rules. We could be susceptible to claims or related actions if we fail to operate our business in accordance with applicable laws or it is determined that long-standing compensation methods did not comply with local laws. Many laws and regulations applicable to our business were adopted prior to the introduction of online vehicle sales, the Internet and certain digital technology, generally. As a result, we are tasked with maintaining compliance in an uncertain regulatory environment. Claims arising out of actual or alleged violations of law which may be asserted against us or any of our dealers by individuals, through class actions, or by governmental entities in civil or criminal investigations and proceedings, may expose us to substantial monetary damages which may adversely affect us.

In the U.K., the Financial Conduct Authority (the “FCA”) regulates consumer finance and insurance operations. The FCA has recently adopted regulations which take effect January 28, 2021 which prohibit certain types of compensation in connection with dealer assisted financing. If evolving industry practice significantly restricts our ability to generate revenue from arranging financing or selling insurance products, we could be materially and adversely affected. We cannot predict at this time the effects of these regulations on our U.K. business.

Privacy Regulation. We are subject to numerous laws and regulations in the U.S. and internationally designed to protect the information of clients, customers, employees and other third parties that we collect and maintain, including the European Union General Data Protection Regulation (the “GDPR”). The GDPR, among other things, mandates new requirements regarding the handling of personal data of employees and customers, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. The state of California has a similar law called the California Consumer Privacy Act. If we fail to comply with these laws or other similar regulations applicable to our business, we could be subject to significant litigation, monetary damages, regulatory enforcement actions or fines in one or more jurisdictions. For example, a failure to comply with the GDPR could result in fines up to the greater of €20 million or 4% of annual global revenues. Moreover, an initiative called the California Privacy Rights Act has been proposed for the November 2020 State of California election ballot which mandates more stringent privacy regulation, including the creation of the “California Privacy Protection Agency” which would have the authority to audit and enforce privacy rules, among other responsibilities. We cannot predict at this time the outcome of this initiative.

Vehicle requirements. Federal and state governments in our markets have increasingly placed restrictions and limitations on the vehicles sold in the market in an effort to combat perceived negative environmental effects. For example, in the U.S., automotive manufacturers are subject to federally mandated corporate average fuel economy standards, which will increase substantially through 2026. In February 2020, representatives of the U.K. government suggested a ban on the sale of gasoline and gasoline hybrid engines in cars and vans potentially starting as early as 2032. In September 2020, a similar ban was enacted by the Governor of California which would ban the sale of new vehicle with gasoline engines in cars in 2035. Furthermore, numerous states and other jurisdictions, including California, have adopted or are considering regulations requiring the sale of specified numbers of zero-emission vehicles. Moreover, several countries, including the U.K. and Germany, have announced or are considering plans to ban or restrict diesel or combustible fuel vehicles. Significant increases in fuel economy requirements and new restrictions on emissions on vehicles and fuels could adversely affect prices of and demand for the new vehicles that we sell, which could materially adversely affect us.

COVID-19 has disrupted, and may continue to disrupt, our business, which could adversely affect our financial performance. The outbreak of COVID-19 across the globe has adversely impacted each of our markets and the global economy, leading to disruptions to our business. The pandemic continues in all of our markets. Governmental authorities have taken countermeasures to slow the outbreak including shelter-in-place orders, restrictions on travel, and government-funded assistance programs to individuals and businesses. Business closures and shelter-in-place orders negatively impacted our business during the first half of the year, but as our operations began to reopen in June, our business performance significantly improved throughout the third quarter. In October 2020, in response to increased incidence of the COVID-19 pandemic, certain parts of the U.K. have reinstated shelter-in-place orders which require our dealerships to close. The pandemic is a highly fluid and rapidly evolving situation, and while we continue to adjust our operations to conform to regulatory changes and consumer preferences in the evolving environment, we cannot anticipate with any certainty the length, scope, or severity of the business impact from the pandemic in each of the jurisdictions that we operate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2020, we repurchased 890,195 shares of our outstanding common stock for $29.4 million, or an average of $33.06 per share, under our securities repurchase program approved by our Board of Directors. During the second and third quarters of 2020, we did not repurchase any common stock under this program. As of September 30, 2020, our remaining authorization under our securities repurchase program was $170.6 million. During the third quarter of 2020, we acquired 4,448 shares of our common stock for $0.2 million, or an average of $46.77 per share, from employees in connection with a net share settlement feature of employee equity awards. During the nine months ended September 30, 2020, we acquired 137,541 shares of our common stock for $5.0 million, or an average of $36.34 per share, from employees in connection with a net share settlement feature of employee equity awards.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
July 1 to July 31, 2020	—	$—	—	$170.6
August 1 to August 31, 2020	—	$—	—	$170.6
September 1 to September 30, 2020	4,448	$46.77	—	$170.6
	4,448		—
(1)	Consists of shares acquired from employees in connection with a net share settlement feature of employee equity awards

Item 6. Exhibits

EXHIBIT INDEX

Exhibit
No.	Description

3.2	Bylaws amended and restated on October 14, 2020 (incorporated by reference to exhibit 3.2 to our Form 8-K filed October 14, 2020).

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

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger S. Penske
Roger S. Penske
Date: October 27, 2020		Chief Executive Officer

	By:	/s/ J.D. Carlson
J.D. Carlson
Date: October 27, 2020		Chief Financial Officer