Form 10-K
period 2020-12-31
PENSKE AUTOMOTIVE GROUP, INC.
filed 2021-02-19
CIK 1019849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate market value of the voting common stock held by non-affiliates as of June 30, 2020, was $1,216,461,866. As of February 12, 2021, there were 80,390,860 shares of voting common stock outstanding.

Documents Incorporated by Reference

Certain portions, as expressly described in this report, of the registrant’s proxy statement for the 2021 Annual Meeting of the Stockholders to be held May 12, 2021 are incorporated by reference into Part III, Items 10-14.

PART I

Item 1.  Business

We are a diversified international transportation services company that operates automotive and commercial truck dealerships principally in the United States, Canada, and Western Europe and distributes commercial vehicles, diesel engines, gas engines, power systems, and related parts and services principally in Australia and New Zealand. We employ over 23,000 people worldwide.

Impact of the COVID-19 Pandemic on our Business

The outbreak of the COVID-19 pandemic across the globe adversely impacted each of our markets and the global economy leading to disruptions to our business during 2020. Governmental authorities have taken countermeasures to slow the outbreak, including shelter-in-place orders, restrictions on travel, and government-funded assistance programs to individuals and businesses. The shelter-in-place orders and resulting business closures severely and negatively impacted our results, in particular in the second quarter of 2020. While the COVID-19 pandemic continues in all of our markets, as these orders lapsed and businesses reopened, we experienced improved business conditions and improved financial results in the third and fourth quarters of 2020, primarily driven by our cost cutting measures and increased gross profit on vehicles sold.

In response to shelter-in-place orders resulting from the COVID-19 pandemic, many of our automotive and commercial vehicle showrooms experienced temporary closures during 2020. During the fourth quarter of 2020 and continuing into 2021, in response to increased incidence of the COVID-19 pandemic, certain parts of the U.K. reinstated shelter-in-place orders which have required our dealerships to close. We continue to conduct sales through our online “Click & Collect” program, which allows vehicle sales without showroom access. If shelter-in-place orders are extended or additional restrictions are enacted that require our dealerships to close, we may be adversely impacted. Nearly all of our service, parts, and collision center departments remained open during the crisis, and curbside or home delivery offerings supplemented our traditional service offerings, where available. We modified certain business practices to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. We continue to offer sales activity by appointment and through our e-commerce channels. In all of our locations, we implemented enhanced cleaning procedures, enforced social distancing guidelines, and took other precautions to maintain the health and safety of our employees and customers. We continue to experience interim business closures at some of our facilities in response to a customer or employee reporting a positive test result for COVID-19. When we become aware of such result, we notify appropriate personnel and deep clean our facility, which may include closure of that facility. We also are experiencing increased costs for providing the appropriate level of safety equipment for our facilities, employees, and customers, as well as increased costs for daily and enhanced deep cleaning when appropriate.

Most of our manufacturer partners began suspending production beginning in late March 2020, and production disruptions resulted in lower inventory levels, in particular for new vehicles and limited inventory of certain models. Our manufacturer partners began providing us with additional incentive support in March 2020, and our manufacturer and lending partners have provided support to retail customers, such as increased incentives, payment deferrals, as well as 0% financing on certain vehicles and term lengths. While production has improved, the level of new vehicle inventory remains well below historical levels, which has contributed to increased gross profit on vehicles sold.

We believe that business disruption relating to the COVID-19 pandemic will continue to negatively impact the global economy and may materially affect our businesses and results of operations. The situation caused by the COVID-19 pandemic is highly fluid and rapidly evolving, and while we continue to adjust our operations to conform to regulatory changes and consumer preferences in the evolving environment, we cannot anticipate with any certainty the length, scope, or severity of the business impact from the pandemic in each of the jurisdictions that we operate.

Refer to the “COVID-19 Disclosure” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Business Overview

In 2020, our business generated $20.4 billion in total revenue, which is comprised of approximately $17.9 billion from retail automotive dealerships, $2.1 billion from retail commercial truck dealerships, and $454.2 million from commercial vehicle distribution and other operations. We generated $3.2 billion in gross profit, which is comprised of $2.8 billion from retail automotive dealerships, $280.9 million from retail commercial truck dealerships, and $122.3 million from commercial vehicle distribution and other operations.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $17.9 billion in total retail automotive dealership revenue we generated in 2020. As of December 31, 2020, we operated 304 retail automotive franchises, of which 142 franchises are located in the U.S. and 162 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In 2020, we retailed and wholesaled more than 505,000 vehicles. We are diversified geographically, with 57% of our total retail automotive dealership revenues in 2020 generated in the U.S. and Puerto Rico and 43% generated outside the U.S. We offer over 35 vehicle brands with 71% of our retail automotive dealership revenue in 2020 generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz, and Porsche. Each of our dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts, and replacement and aftermarket automotive products. We operate our franchised dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry.

We also operate seventeen Used Vehicle SuperCenters in the U.S. and the U.K. which retail and wholesale used vehicles under a one price, “no-haggle” methodology. Our operations in the U.S. consist of six retail locations operating in the Philadelphia and Pittsburgh, Pennsylvania market areas. Our operations in the U.K. consist of eleven retail locations and a vehicle preparation center. During 2020, we opened one Used Vehicle SuperCenter in Nottingham, United Kingdom. We also have five additional sites under development.

During 2020, we disposed of seventeen retail automotive franchises: thirteen in the U.K, three in the U.S., and one in Germany. We also acquired the remaining 8.2% interest in one of our former retail automotive joint ventures in Aachen, Germany.

Retail automotive dealerships represented 87.7% of our total revenues and 87.3% of our total gross profit in 2020.

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

Retail Commercial Truck Dealership. We operate a heavy and medium duty truck dealership group known as Premier Truck Group (“PTG”) offering primarily Freightliner and Western Star branded trucks with locations in Texas, Oklahoma, Tennessee, Georgia, Utah, Idaho, and Canada. As of December 31, 2020, PTG operated twenty-five locations. PTG also offers a full range of used trucks available for sale as well as service and parts departments, providing a full range of maintenance and repair services.

This business represented 10.1% of our total revenues and 8.8% of our total gross profit in 2020.

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

Penske Australia. We are the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand, and portions of the Pacific. In these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Allison Transmission, MTU Onsite Energy, Rolls Royce Power Systems, and Bergen Engines. This business, known as

Penske Australia, offers products across the on- and off-highway markets, including in the construction, mining, marine, defense, and power generation sectors and supports full parts and aftersales service through a network of branches, field locations, and dealers across the region.

These businesses represented 2.2% of our total revenues and 3.9% of our total gross profit in 2020.

Penske Transportation Solutions. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P (“PTL”). PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. (“Mitsui”). We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments. Penske Transportation Solutions (“PTS”) is the universal brand name for PTL’s various business lines through which it is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental, and contract maintenance, along with logistic services, such as dedicated contract carriage, distribution center management, transportation management, lead logistics provider services, and dry van truckload carrier services. We recorded $164.5 million in equity earnings from this investment in 2020.

2020 & 2021 Key Developments

Retail Automotive Franchised Dealership Acquisitions and Dispositions. In 2020, we disposed of seventeen retail automotive franchises, which represented approximately $450.0 million in annualized revenue. Of the franchises disposed of, thirteen represented franchises in the U.K, three represented franchises in the U.S., and one represented a franchise in Germany. In 2020, we also acquired the remaining 8.2% interest in one of our former retail automotive joint ventures in Aachen, Germany.

Digital and Online Sales. We continue to expand and enhance our digital and online sales platforms. In the U.S., we offer “Preferred Purchase”, a pressure-free and flexible way to personalize payments, value a trade-in vehicle, secure a vehicle, and select protection products from all of our dealerships. We also list all of our U.S. automotive inventory on PenskeCars.com. In the U.K., we offer “Buy Online” for all of our used inventory which allows customers the flexibility to purchase a vehicle from home. In addition, we offer “Click & Collect” which allows a customer to purchase a vehicle even if our showroom is closed. We currently have over 50,000 vehicles online for sale across our network. For service, we offer online scheduling, as well as online payments, to streamline the dealership service experience.

Long-Term Debt. During 2020, we reduced our long-term debt by approximately $670 million, including $600 million of senior subordinated notes and $70 million of other long-term debt. We repaid in full, at scheduled maturity, our $300 million 3.75% senior subordinated notes and redeemed our $300 million 5.375% senior subordinated notes due in 2024. We also redeemed our $550 million 5.75% senior subordinated notes due 2022 with the proceeds of the newly issued $550 million in aggregate principal amount 3.50% senior subordinated notes due 2025.

Expansion of Used Vehicle SuperCenters. During 2020, we opened one Used Vehicle SuperCenter in Nottingham, United Kingdom. The Nottingham SuperCenter is expected to retail 6,000 units per year. For the year ended December 31, 2020, our Used Vehicle SuperCenters generated $1.0 billion in revenue and $150.7 million in gross profit.

Stockholder Dividends and Stock Repurchases. In May 2020, our Board of Directors temporarily suspended our cash dividend. On October 14, 2020, we announced the reinstatement of our cash dividend in the amount of $0.42 per share. Our latest declared dividend is $0.43 per share payable March 1, 2021, to stockholders of record as of February 10, 2021, which represents a dividend yield of 2.7% using our January 25, 2021, closing stock price. We repurchased 1,027,736 shares of our common stock in 2020 for $34.4 million, which, together with quarterly dividends, represents a return to stockholders of approximately $102.5 million. As of December 31, 2020, our remaining share repurchase authorization was $170.6 million.

Company and Dealership Awards. In 2019, the last year we participated, thirty-three of our dealerships were named to the Automotive News Top 100 Dealerships to Work For in the United States. In 2019 and 2018, a Penske dealership was ranked #1 in the United States in the Automotive News survey. We did not participate in the survey in 2020 due to COVID-19 related concerns Additionally, in January 2021, we were named one of the “World’s Most Admired Companies” by Fortune Magazine. We believe these awards reflect our ongoing commitment to our valuable dealership employees, which enhances customer satisfaction and may result in improved sales over time. In the U.K. in 2018, we were named “Dealer Group of the Year” by both Automotive Management and Motor Trader magazines, consolidating our position as the UK's largest dealer group. In 2019, our U.K. operations were named by Glassdoor as the 14th best place to work. We were not only the highest ranked business in the automotive sector, but Sytner Group Limited, a consolidated subsidiary, was also the top-rated retailer ahead of other large national businesses.

Outlook

Retail Automotive Dealership. In 2020, U.S. new light vehicle sales decreased 14.4%, as compared to 2019, to 14.7 million units, with a decrease of 9.7% in sales of trucks, crossovers, and sport utility vehicles and a decrease of 26.4% in sales of passenger cars. We believe the year over year declines are significantly attributable to lower inventory of new vehicles available for sale as vehicle production by the manufacturers was impacted due to plant shutdowns related to the COVID-19 pandemic and other effects of the COVID-19 pandemic. Despite these declines, we have experienced improved profitability and earnings in 2020 when compared to last year due to inventory being well below historical levels, which contributed to increased gross profit, in addition to our cost cutting measures. According to the National Automobile Dealers Association, sales for the U.S. light vehicle market are expected to increase by approximately 7.2% in 2021 to 15.5 million units in 2021.

Recently, many of our principal vehicle manufacturers have announced production disruptions caused by a shortage of automotive microchips. The shortage is reported to be due to the overall demand for microchips in the global economy. IHS Markit has predicted that automotive supply globally will be reduced by 1.0 million units in the first quarter of 2021 due to the shortage. However, IHS Markit notes they believe production will recover later in the year. While we have ample levels of new vehicles in our inventory currently and expect to continue to have normal levels of used vehicles for sale, prolonged shortages could result in lower new vehicle sales volumes which could adversely affect us in the event lower sales are not offset by increased gross profit per unit as occurred in 2020. Moreover, due to remote working and lack of mobility associated with the pandemic in our markets, we believe our customers are driving less, which may affect our services revenues should this trend continue.

In 2020, U.K. new vehicle registrations decreased 29.4%, as compared to 2019, to 1.6 million registrations. We believe the year over year declines are significantly attributable to the COVID-19 pandemic and lower inventory of new vehicles available for sale as vehicle production by the manufacturers was impacted due to plant shutdowns related to the COVID-19 pandemic. Despite these declines, we have experienced improved profitability and earnings in 2020 when compared to last year due to inventory being well below historical levels, which contributed to increased gross profit, in addition to our cost cutting measures.

In response to the U.K.’s exit from the European Union (“Brexit”), the U.K. and the European Union reached a trade agreement in December 2020 providing an opportunity for tariff-free and quota-free trade. We believe that Brexit has negatively affected sales in the past several years, and while there remain certain administrative concerns regarding the movement of goods between the European Union and the U.K. we believe the trade agreement will alleviate the instability historically associated with Brexit.

U.K. sales were also negatively affected by the uncertainty of residual values, potentially higher taxes on diesel-powered vehicles, and consumer confusion about low emission zones as the U.K. and Western European countries consider the ramifications of diesel engines on the environment, while also providing government incentives on certain electric vehicles. Representatives of the U.K. government suggested a ban on the sale of gasoline engines in cars and vans as early as 2030 and a ban on the sale of gasoline hybrid engines in cars and vans as early as 2035. Sales of diesel-powered vehicles decreased 55.0%, and non-diesel vehicles decreased 20.8% during 2020, as compared to 2019. Premium/luxury unit sales, which account for over 93% of our U.K. new unit sales, decreased 27.8% in 2020, as compared to a 29.4% decline for the overall market. According to the Society of Motor Manufacturers and Traders, U.K. new vehicle registrations are expected to increase by approximately 15.7% to 1.9 million units in 2021. However, in response to increased incidence of the COVID-19 pandemic, certain parts of the U.K. reinstated shelter-in-place orders in 2021 which have required our dealerships to close. We continue to conduct sales through our online “Click & Collect” program, which allows vehicle sales without showroom access. If shelter-in-place orders are extended or additional restrictions are enacted that require our dealerships to close, we may be adversely impacted.

Retail Commercial Truck Dealership. In 2020, North American sales of Class 6-8 medium and heavy-duty trucks, the principal vehicles for our PTG business, decreased 29.6% from the same period last year to 358,050 units. The Class 6-7 medium-duty truck market decreased 28.6% to 124,818 units and Class 8 heavy-duty trucks, the largest North American market, decreased 30.1% to 233,232 units from the same period last year. Class 8 heavy-duty truck sales are expected to increase approximately 25% in 2021 to approximately 290,000 units according to data published by ACT Research. Any significant decline in North American retail sales may materially and adversely affect our retail commercial truck dealerships.

Commercial Vehicle Distribution. Our Penske Australia distribution business operates principally in the Australian and New Zealand heavy and medium-duty truck markets. In 2020, the Australian heavy-duty truck market reported sales of 10,615 units, representing a decrease of 16.6% from the same period last year, while the New Zealand market reported sales of 2,665 units, representing a decrease of 24.5% from the same period last year. The brands we represent in Australia hold a 4.3% market share in the Australian heavy-duty truck market and a 2.6% market share in New Zealand. We expect the commercial vehicle and power systems market to remain resilient in 2021 and continuing benefits from sales of replacement or upgraded engines.

Penske Transportation Solutions. PTS services have been largely deemed essential by governmental authorities during the COVID-19 pandemic, and a majority of the PTS business is generated by multi-year contracts for full-service leasing, contract maintenance, and logistics services. We expect continued resilient performance in 2021 for PTS if the rates during the COVID-19 pandemic remain moderate and shelter-in-place orders are not reinstated.

Refer to the “COVID-19 Disclosure” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on the impact of COVID-19.

As discussed in “Item 1A. Risk Factors,” there are a number of factors that could cause actual results to differ materially from our expectations. For a detailed discussion of our financial and operating results, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Long-Term Business Strategy

We strive to create long-term value for our stockholders by employing the following set of strategies to improve the performance of our automotive and commercial truck dealerships and other businesses, drive growth through strategic acquisitions (and, where applicable, dispositions), and focus on improving profitability.

Human Capital

We believe that our Human Capital is our greatest asset and is an integral component of the Company’s growth and value creation strategy. We understand that exceptional customer service can only be consistently delivered by attracting, motivating, training, and retaining the very best team members. We are committed to building a diverse and skilled workforce while providing a work environment that promotes equity and is free from any form of prohibited discrimination. With this in mind, we put our employees at the heart of everything that we do by developing their talent and enabling them to build long term careers.

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

Diversification

Our business benefits from a diversified revenue and gross profit mix, including multiple revenue and gross profit streams in our traditional vehicle and commercial truck dealerships (new vehicles, used vehicles, finance and insurance, and service and parts operations), our commercial vehicle distribution and power systems operations, and returns relating to our joint venture investments, which we believe helps to mitigate the cyclicality that has historically impacted some elements of the automotive sector.

	Retail	Retail Commercial		Non-Automotive	Intersegment
	Automotive	Truck	Other	Investments	Elimination	Total
Revenues
2020	$17,928.8	$2,060.9	$454.2	$—	$—	$20,443.9
2019	20,615.8	$2,050.5	$513.1	$—	$—	$23,179.4
Segment income
2020	$443.4	$78.2	$21.4	$164.6	$—	$707.6
2019	339.9	$86.5	$22.8	$142.3	$—	$591.5

Diversification Through Franchised Dealership Operations. Within our franchised dealership operations, we represent more than 35 brands and operate across 21 states and internationally. One of the unique attributes of our operations versus our peers is our diversification outside the U.S., with dealer operations across seven countries.

The following table shows our consolidated revenues by country and by state in the U.S. as a percentage of our total revenue:

Country	% of Total 2020 Revenue
United States		60%
United States Revenue by State
Arizona	6%
Arkansas	1%
California	9%
Connecticut	3%
Florida	3%
Georgia	5%
Idaho	1%
Indiana	1%
Maryland	1%
Minnesota	1%
New Jersey	7%
New York	1%
Ohio	2%
Oklahoma	1%
Pennsylvania	1%
Puerto Rico	1%
Rhode Island	2%
Tennessee	1%
Texas	7%
Utah	3%
Virginia	2%
Wisconsin	1%
United Kingdom		31%
Germany/Italy		6%
Canada		1%
Australia/New Zealand/Pacific		2%

Diversification Through Used Vehicle SuperCenters. Our Used Vehicle SuperCenters in the U.S. and U.K., complement and provide more diversification to our retail automotive operations and provide scalable opportunities across our market areas. During 2020, we opened one Used Vehicle SuperCenter in Nottingham, United Kingdom.

Diversification Through Retail Commercial Truck Dealership. Our PTG business provides more diversification to our overall business model and allows us to bring our automotive dealership expertise to the retail commercial truck market. Operations in Canada, in addition to our U.S. locations, further diversifies our revenue stream.

Diversification Through Penske Transportation Solutions. We currently hold a 28.9% ownership interest in PTS, a leading provider of transportation and supply chain services, which further diversifies our total results of operations. We continue to realize significant cash tax savings as a result of our investment in PTS in addition to the diversification offered by earnings from PTS.

Offer Outstanding Brands in Premium Facilities and Superior Customer Service

We offer outstanding brands through premium facilities as we believe offering our customers a superior customer service experience will generate repeat and referral business and will help to foster a loyal and dedicated customer base.

We sell over 35 brands in our markets and our automotive dealership revenue mix consists of 71% related to premium brands, 22% related to volume non-U.S. brands, 1% related to brands of U.S. based manufacturers, and 6% related to our Used Vehicle SuperCenters. We believe our brand mix will offer us the opportunity to generate same-store growth, including higher margin service and parts sales. The following chart reflects our percentage of total retail automotive dealership revenue by brand:

PORSCHE
7%
Audi
12%
BENTLEY
1%
Stand-Alone Used
6%
Other
4%
3%
TOYOTA
11%
LEXUS
3%
1%
GM
Ford
CHRYSLER
10%
Mercedes-Benz
9%
LAND ROVER
JAGUAR
6%
HONDA
ACURA
1%
1%
NISSAN
23%
MINI
BMW
2%

Where advantageous, we aggregate our automotive dealerships in a campus setting in order to build a destination location for our customers, which we believe helps to drive increased customer traffic to each of the brands at the location. This strategy also creates an opportunity to reduce personnel expenses, consolidate advertising and administrative expenses, and leverage operating expenses.

Our PTG dealerships provide a similar suite of services as our automotive dealerships, and PTG is committed to providing outstanding brands and superior customer service. We believe our ability to repair trucks by providing around-the-clock service in certain locations, coupled with modern conveniences for the comfort of our customers while their trucks are being repaired, will generate repeat and referral business and will help to foster a loyal and dedicated customer base.

Expand Revenues at Existing Locations and Increase Higher-Margin Businesses

Increase Same-Store Sales. We believe our emphasis on a premium brand mix, superior customer service, and premium facilities will contribute to increases in same-store sales over time.

Grow Finance, Insurance, and Other Aftermarket Revenues. Each sale of a vehicle provides us the opportunity to assist in arranging financing for the sale of a vehicle, to sell the customer an extended service contract or other insurance product, and to sell aftermarket products, such as security systems and protective coatings. Where possible, we attempt to vertically integrate with the captive finance companies of the manufacturers we represent and to supplement these offerings with preferred lenders as necessary. In order to improve our finance and insurance business, we focus on enhancing training programs and implementing process improvements which we believe will improve our overall revenues. We implemented docuPAD® at our U.S. dealerships, an interactive tool designed to improve document processing and menu presentation of finance and insurance options, which we have expanded to use with remote sales. We expect docuPAD® to create a more consistent process for our dealerships, improve customer experience, yield higher finance and insurance revenue, improve compliance, and reduce the need for printed copies and paper storage.

Expand Service and Parts and Collision Repair Revenues. Today’s vehicles are increasingly complex and require sophisticated equipment and specially trained technicians to perform certain services. Additionally, many manufacturers today are offering maintenance programs packaged with the vehicle sale. These programs require customers to have the service work performed at a factory-authorized dealership. Unlike independent service shops, our dealerships are authorized to perform this work under warranties provided by manufacturers. Additionally, we offer maintenance programs for sale through our dealerships. We believe that our brand mix and the complexity of today’s vehicles, combined with our investment in expanded service facilities, including the addition of a significant number of incremental service bays in recent years, and our focus on customer service, will contribute to increases in our service and parts revenue. We also offer rapid repair services, such as paint-less dent repair, headlight reconditioning, wheel repairs, tire sales, seat sales for our retail commercial truck operations, and windshield replacement at most of our facilities in order to offer our customers the convenience of one-stop shopping for all of their vehicle requirements.

Grow Organically and Through Strategic Acquisitions

We believe that attractive retail automotive acquisition opportunities exist for well-capitalized dealership groups with experience in identifying, acquiring, and integrating dealerships. The highly fragmented automotive retail market in both the U.S. and the U.K. provides us with significant growth opportunities in our markets. We generally seek to acquire dealerships with high-growth automotive brands in highly concentrated or growing demographic areas that will benefit from our management expertise, manufacturer relations, and scale of operations as well as smaller, single location dealerships that can be effectively integrated into our existing operations. Over time, we have also been awarded new franchises from various manufacturers.

We also seek to grow our business organically, including by opening additional Used Vehicle SuperCenters in the U.S. and the U.K. During 2020, we opened one Used Vehicle SuperCenter in Nottingham, United Kingdom.

We also believe there are attractive retail commercial truck acquisition opportunities in the highly fragmented North America Commercial Truck Market. We see continued growth in the brands we represent and believe there are opportunities for us to continue to make strategic acquisitions over time. While we did not have any acquisitions in 2020, our Premier Truck Group subsidiary acquired Warner Truck Centers, a retailer of Freightliner and Western Star medium and heavy-duty commercial trucks located in Utah and Idaho, in 2019. Warner Truck Centers consist of six dealership locations and generated approximately $669.2 million of revenue in 2020.

Enhance Customer Satisfaction

Maintaining high levels of superior customer service is key to our business model. We strive to deliver a positive, valuable experience at every touchpoint to ensure the highest level of customer satisfaction. By offering outstanding brands in premium facilities, “one-stop” shopping convenience in our aggregated facilities, and a well-trained and knowledgeable staff, we aim to forge lasting relationships, from first contact to becoming a satisfied and loyal customer.

Reputation management is one of our most powerful marketing tools. We proactively monitor online reputation management sites, including Google, Facebook, Yelp, among others, to enhance our online presence, build loyalty, gain a better understanding of our customers’ needs, attract top talent, and ultimately drive sales. Our reputation management strategy in actively monitoring and responding quickly to customer reviews is crucial for maintaining a positive online reputation.

Digital Initiatives

We are focused on executing a comprehensive multi-channel digital strategy with emphasis on customization, personalization, and creating a connection with our customers. We strive to build and optimize our presence across all digital platforms to deliver a seamless, convenient, and transparent experience that gives customers the ability to purchase, sell, or schedule service for their vehicles on their terms.

Each of our dealerships uses a content management system to maintain its own website. Vehicle data and inventory standards allow us to manage our dealership website inventory consistently across the stores. All our dealership websites have consistent functionality with digital solutions tailored to each brand, which helps to minimize costs, attract customers, and provide a consistent image. Self-service tools are integrated in our websites for sales and service as the importance of speed and ease continually increases.

We primarily focus on search engine optimization, search engine marketing, and use of some third-party lead providers in key markets, to drive high quality traffic to our web properties. Most importantly, we have invested heavily in our own websites, so we can retain traffic and deliver an engaging, dynamic user experience. We design our websites for ease of customer use from any platform (mobile, desktop, iPad) and promote an inclusive digital experience with a focus towards “mobile first”.

We promote our U.S. and U.K. automotive retail new and pre-owned vehicle inventory online through PenskeCars.com, Sytner.co.uk, agnewcars.com, CarSense.com, and CarShop.co.uk. The websites are designed to streamline the car-buying process and allow consumers to view and compare over 50,000 new, certified, and pre-owned vehicles. These sites, together with our dealership websites, provide consumers a simple way to view extensive vehicle information, including photos, prices, promotions, videos, and third-party vehicle history reports for pre-owned vehicles, schedule service appointments online 24/7, and use our digital tools to customize their vehicle purchase through our Preferred Purchase process in the U.S. and Click & Collect in the U.K. Customers may access vehicle inventory, locate or contact a dealership, explore payments, get instant trade offers, apply for financing and even schedule service, all at their convenience. We also use social media as a cost-effective way to engage with our customers, enhance brand visibility, and generate customer leads. By choosing a specific audience using a range of demographic tools, our dealerships are able to reach targeted potential customers effectively and efficiently. Connecting with our customers at a more personal level allows for trust, transparency, and loyalty.

Preferred Purchase is our digital retailing solution for U.S. dealerships that provides transparency and a self-directed experience. This tool provides a digital buying process that brought much of the car buying experience online including trade-value, pricing, leasing, and financing options with customized payments. Customers can add insurance and protection products to their purchase, evaluate manufacturer and lender incentive programs, and pre-qualify for credit all online. Customers value the tool, but many still prefer to educate themselves at home and finish the transaction at the dealership to test drive the vehicle and take delivery in person.

We have modified the tool to accommodate all buying behaviors. Preferred Purchase provides “Flexible Car Buying” and can serve a customer wherever they are at in their buying journey, whether they want to evaluate payment options or complete their purchase 100% online through a secure link where they can sign documents digitally and arrange for curbside or home delivery.

Other initiatives include the “Sell Us Your Car” program which allows customers to sell their vehicles to us without a requirement to purchase a vehicle and our internally developed “Click & Collect” digital retailing program for our U.K. dealerships.

Retail Automotive Dealership Operations

Retail Automotive Franchises. We routinely acquire and dispose of retail automotive franchises. The following table exhibits our retail automotive franchises by location and manufacturer as of December 31, 2020:

Location	Franchises	Franchises	U.S.	Non-U.S.	Total
Arizona	26	BMW/MINI	22	41	63
Arkansas	4	Toyota/Lexus	24	—	24
California	28	Mercedes-Benz/Sprinter/smart	16	24	40
Connecticut	9	Audi/Volkswagen/Bentley	16	38	54
Florida	3	Chrysler/Jeep/Dodge/Fiat/Alfa Romeo	3	—	3
Georgia	4	Honda/Acura	19	—	19
Indiana	2	Ferrari/Maserati	2	11	13
Maryland	2	Porsche	8	11	19
Minnesota	2	Jaguar/Land Rover	14	17	31
New Jersey	24	Lamborghini	1	5	6
Ohio	7	Nissan/Infiniti	3	—	3
Puerto Rico	4	Cadillac/Chevrolet	4	—	4
Rhode Island	8	Others	10	15	25
Tennessee	1	Total	142	162	304
Texas	10
Virginia	6
Wisconsin	2
Total U.S.	142
U.K.	120
Germany	21
Italy	21
Total Non-U.S.	162
Total Worldwide	304

Retail Automotive Used Vehicle SuperCenters. The following table exhibits the Used Vehicle SuperCenters we currently operate by geographic location:

Location	Number of Dealerships
U.S.
Pennsylvania	5
New Jersey	1
Total U.S.	6
U.K.	11
Total	17

New Vehicle Retail Sales. In 2020, we retailed 178,437 new vehicles which generated 45.1% of our retail automotive dealership revenue and 23.5% of our retail automotive dealership gross profit. New vehicles are typically acquired by dealerships directly from the manufacturer. We strive to maintain outstanding relationships with the automotive manufacturers based in part on our long-term presence in the retail automotive market, our commitment to providing premium facilities, our commitment to drive customer satisfaction, the reputation of our management team, and the consistent sales volume at our dealerships. Our dealerships finance the purchase of most new vehicles from the manufacturers through floor plan financing provided primarily by various manufacturers’ captive finance companies.

Used Vehicle Retail Sales. In 2020, we retailed 233,469 used vehicles, including 53,207 from our Used Vehicle SuperCenters, which generated 35.8% of our retail automotive dealership revenue and 14.0% of our retail automotive dealership gross profit. We acquire used vehicles from various sources, including auctions open only to authorized new vehicle dealers, public auctions, trade-ins from consumers in connection with their purchase of a new vehicle from us, purchases of used vehicles directly from consumers, and lease expirations or terminations. To improve customer confidence in our used vehicle inventory, we provide vehicle history reports for all used vehicles, and virtually all of our franchised new vehicle dealerships participate in manufacturer certification processes for used vehicles. If certification is obtained, the used vehicle owner is typically provided benefits and warranties similar to those offered to new vehicle owners by the applicable manufacturer.

We currently operate seventeen Used Vehicle SuperCenters in the U.S. and U.K. Each of these dealerships are committed to offering high quality “like-new” used vehicles at “no-haggle” prices. These businesses typically sell low mileage, high quality vehicles in a friendly and transparent buying experience. We include the results of our Used Vehicle SuperCenters within used vehicle retail sales. Our total revenue from Used Vehicle SuperCenters in 2020 was $1.0 billion compared to $1.2 billion in 2019. During 2020, we opened one Used Vehicle SuperCenter in Nottingham, United Kingdom.

Vehicle Finance and Insurance Sales. Finance and insurance sales represented 3.2% of our retail automotive dealership revenue and 20.7% of our retail automotive dealership gross profit in 2020. At our customers’ option, our dealerships can arrange third-party financing or leasing in connection with vehicle purchases. We typically receive a portion of the cost of the financing or leasing paid by the customer for each transaction as a fee. While these services are generally non-recourse to us, we are subject to chargebacks in certain circumstances, such as default under a financing arrangement or prepayment. These chargebacks vary by finance product but typically are limited to the fee we receive.

We also offer our customers various vehicle warranty and extended protection products, including extended service contracts, maintenance programs, guaranteed auto protection (known as “GAP,” this protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a total loss), lease “wear and tear” insurance, and theft protection products. The extended service contracts and other products that our dealerships currently offer to customers are underwritten by independent third parties, including the vehicle manufacturers’ captive finance companies. Similar to finance transactions, we are subject to chargebacks relating to fees earned in connection with the sale of certain extended protection products. We also offer for sale other aftermarket products, including security systems and protective coatings.

We offer finance and insurance products using a “menu” process, which is designed to ensure that we offer our customers a complete range of finance, insurance, protection, and other aftermarket products in a transparent manner. We implemented docuPAD® at our U.S. dealerships, an interactive tool designed to improve document processing and menu presentation of finance and insurance options. We expect docuPAD® to create a more consistent process for our dealerships, improve customer experience, yield higher finance and insurance revenue, improve compliance, and improve our responsibility to the environment by reducing the need for printed copies and paper storage.

Service and Parts Sales. Service and parts sales represented 10.5% of our retail automotive dealership revenue and 40.5% of our retail automotive dealership gross profit in 2020. We generate service and parts sales in connection with warranty work performed at each of our franchised dealerships and non-warranty work. We believe our service and parts revenues benefit from the increasingly complex technology used in vehicles that makes it difficult for independent repair facilities or vehicle owners to maintain and repair today’s automobiles.

A goal of each of our dealerships is to make each vehicle purchaser a customer of our service and parts department. Our dealerships keep detailed records of our customers’ maintenance and service histories, and many dealerships send reminders to customers when vehicles are due for periodic maintenance or service. Many of our dealerships have extended evening and weekend service hours for the convenience of our customers. We also offer rapid repair services, such as paint-less dent repair, headlight reconditioning, wheel repairs, tire sales, and windshield replacement at most of our facilities in order to offer our customers the convenience of one-stop shopping for all of their automotive requirements. We also operate 30 automotive collision repair centers, each of which is operated as an integral part of our dealership operations.

Fleet and Wholesale Sales. Fleet and wholesale sales represented 5.4% of our retail automotive dealership revenue and 1.3% of our retail automotive dealership gross profit in 2020. Fleet activities represent the sale of new units to customers that are deemed to not be retail customers, such as cities, municipalities, or rental car companies and are generally sold at contracted amounts. Wholesale activities relate to the sale of used vehicles generally to other dealers and occur at auction. Vehicles sold through this channel generally include units acquired by trade-in that do not meet certain standards or aged units. In the U.K., we offer used vehicles to wholesalers and other dealers via online auction.

Retail Commercial Truck Dealership Operations

We operate a heavy and medium duty truck dealership group known as Premier Truck Group (“PTG”) offering primarily Freightliner and Western Star branded trucks, with locations in Texas, Oklahoma, Tennessee, Georgia, Utah, Idaho, and Canada. As of December 31, 2020, PTG operated twenty-five locations. PTG also offers a full range of used trucks available for sale as well as service and parts departments, providing a full range of maintenance and repair services. This business generated $2,060.9 million of revenue and $280.9 million of gross profit in 2020.

PTG dealerships provide a similar suite of services as our automotive dealerships, offering new trucks and a large selection of used trucks for sale, a full range of parts, maintenance and repair services, and finance and insurance options by facilitating truck and trailer financing and leasing, extended maintenance plans, physical damage insurance, GAP insurance, roadside relief, and other programs.

The necessity of repairing trucks for our customers is a key area of differentiation for our commercial truck dealerships. We provide around-the-clock service in certain locations to get our customers’ commercial trucks back on the road, so they can complete their routes. PTG also carries an extensive inventory of parts for the new and used trucks they sell and service, including Thomas Built Buses, and other makes of medium and heavy-duty trucks. The service and parts business of our PTG commercial truck dealerships represents approximately 74% of our retail commercial truck dealership gross profit.

Commercial Vehicle Distribution Operations

Penske Australia. We are the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand, and portions of the Pacific. In these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Allison Transmission, MTU Onsite Energy, Rolls Royce Power Systems, and Bergen Engines. This business, known as Penske Australia offers products across the on- and off-highway markets, including in the construction, mining, marine, defense, and power generation sectors and supports full parts and aftersales service through a network of branches, field locations, and dealers across the region.

We distribute commercial vehicles and parts to a network which comprises on average of more than 70 dealership locations. Of these dealership locations, 7 are company-owned retail commercial vehicle dealerships in Australia and 3 are company-owned retail commercial vehicle dealerships in New Zealand. Our dealership in Brisbane, Australia is the largest retailer of Western Star Trucks in Australia by volume. We finance our purchases of these vehicles under floor plan agreements with a local Daimler affiliate and a local Volkswagen affiliate with terms similar to our other floor plan agreements.

Our local headquarters is located in Brisbane, Australia, which is the country’s third largest city. Our headquarters includes administrative facilities as well as a parts distribution center and a production center.

Western Star trucks are manufactured by Daimler Trucks North America in Portland, Oregon. These technologically advanced, custom-built vehicles are ordered by customers to meet their particular needs for line haul, long distance road train, mining, logging, and other heavy-duty applications. We are also the exclusive importer of MAN trucks and buses. MAN Truck and Bus, a VW Group company, is a leading producer of medium and heavy-duty trucks as well as city and coach buses. These cab-forward, fuel efficient vehicles are principally produced in several sites in Germany and are ordered by customers for line haul, local distribution, mining, and other off-road applications. Dennis Eagle refuse collection vehicles are manufactured by Ros Roca in Warwick, England. These brands represented 4.3% of heavy-duty truck units sold in Australia and 2.6% in New Zealand during 2020.

We also distribute diesel gas engines and power systems to 141 dealer locations that are strategically located throughout Australia, New Zealand, and the Pacific. Most of the dealers (114) represent the Detroit Diesel brand, with the majority aligned to Western Star and/or Freightliner truck manufacturers. The remaining dealers represent the MTU (1) and Allison Transmission (12) brands. The “off-highway” business principally includes the sale of power systems directly to customers in the commercial, defense, mining, maritime sectors, and to several dealers. These dealer locations include the 16 branch facilities we operate across Australia and New Zealand. We also utilize mobile remote field service units to travel directly to customer premises.

This business generated $454.2 million of revenue and $122.3 million of gross profit in 2020.

Penske Transportation Solutions

We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P (“PTL”). Penske Transportation Solutions (“PTS”) is the universal brand name for PTL’s various business lines through which it is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental, and contract maintenance, along with logistic services, such as dedicated contract carriage, distribution center management, transportation management, lead logistics provider services, and dry van truckload carrier services. PTS has a highly diversified customer base ranging from multi-national corporations across industries, such as food and beverage, transportation, manufacturing, automotive, retail, and healthcare, with whom they have long-term contracts to individual consumers who rent a single truck on a daily basis.

PTS operates one of the leading full-service truck leasing, truck rental, and contract maintenance businesses in North America and an international logistics business in North America, South America, Europe, and Asia. PTS also operates its full-service truck leasing and truck rental business in Australia through a joint venture with us.

Full-service truck leasing, truck rental, and contract maintenance. Full-service truck leasing, truck rental, and contract maintenance of commercial trucks, tractors, and trailers constitutes PTS’ largest business. PTS manages a fleet of approximately 327,500 trucks, tractors, and trailers, consisting of approximately 218,100 vehicles owned by PTS and leased to customers under full-service lease or rental agreements and approximately 108,400 customer-owned and -operated vehicles for which they provided contract maintenance services. Terms under its full-service leases generally range from four to seven years for tractors and trucks and six to ten years for trailers. Its commercial and consumer rental fleet as of December 31, 2020, consisted of approximately 77,100 vehicles for use by its full-service truck leasing, small business, and consumer customers for periods generally ranging from less than a day to 12 months. Most of its leased vehicles are configured according to customer specifications, including custom painting and lettering, while its rental trucks bear Penske branding.

Commercial customers often outsource to PTS to reduce the complexity and cost of vehicle ownership. Under a full-service lease, PTS provides and fully maintains the vehicle, which is generally specifically configured for the customer. The services provided under full-service lease and contract maintenance agreements generally include preventive maintenance, advanced diagnostics, emergency road service, fleet services, safety programs, and fuel services through its network of 773 company-operated facilities. In addition, PTS’ commercial rental operations offer short-term availability of tractors, trucks, and trailers typically to accommodate seasonal, emergency, and other temporary needs. A significant portion of these rentals are to existing full-service leasing and contract maintenance customers who are seeking flexibility in their fleet management. PTS’ commercial rental business generated 18% of its operating revenue for 2020 and its full-service lease and contract maintenance business generated 50% of its operating revenue in 2020.

For consumer customers, PTS provides short-term rental of light and medium duty vehicles on a one-way and local basis, typically to transport household goods. Customers typically include local small businesses and individuals seeking a do-it-yourself solution to their moving needs. PTS’ consumer fleet generally consists of late model vehicles ranging in size from small vans to 26-foot trucks, and its consumer rentals are conducted through approximately 2,000 independent rental agents and approximately 380 of its company-operated leasing and rental facilities. PTS’ consumer business generated 5% of its operating revenue for 2020.

Logistics. PTS’ logistics business offers an extensive variety of services, including dedicated contract carriage, distribution center management, transportation management, lead logistics provider, and dry van truckload carrier services. PTS coordinates services for its customers across the supply chain, including inbound material flow, handling and packaging, inventory management, distribution and technologies, and sourcing of third-party carriers. These services are available individually or on a combined basis and often involve its associates performing services at the customer’s location. By offering a scalable series of services to its customers, PTS can manage the customer’s entire supply chain or any stand-alone service. PTS also utilizes specialized software that enables real-time fleet visibility and provides reporting metrics, giving customers detailed information on fuel economy and other critical supply chain costs. PTS’ international logistics business has approximately 420 locations in North America, South America, Europe, and Asia. PTS’ logistics business generated 27% of its operating revenue for 2020.

Industry Information

Retail Automotive Dealership. Approximately 57% of our retail automotive dealership revenues are generated in the U.S., which in 2020 was the world’s second largest automotive retail market as measured by units sold. In 2020, sales of new cars and light trucks were approximately 14.7 million units, a decrease of 14.4% from 2019 and were generated at approximately 16,600 franchised new-car dealerships. According to the latest available data from the National Automobile Dealers Association, dealership revenue is derived as follows: 53% from new vehicle sales, 35% from used vehicle sales, and 12% from service and parts sales. Dealerships also offer a wide range of higher-margin products and services, including extended service contracts, financing arrangements, and credit insurance. The National Automobile Dealers Association figures noted above include finance and insurance revenues within either new or used vehicle sales, as sales of these products are usually incremental to the sale of a vehicle.

In the U.S., the franchised automotive dealer industry is the largest retail business by revenue, with virtually all new cars and light trucks bought in the U.S. through franchised dealers in a market of approximately $1.0 trillion. Publicly held automotive retail groups account for less than 10% of total industry revenue. Although significant consolidation has already taken place, the industry remains highly fragmented with more than 90% of the U.S. industry’s market share remaining in the hands of smaller regional and independent players. Our other markets are similarly fragmented. We believe that further consolidation in these markets is probable due to the significant capital requirements of maintaining manufacturer facility standards and the limited number of viable alternative exit strategies for dealership owners.

Our Western European markets consist of Germany, the U.K., Italy, and Spain, which represented the first, third, fourth, and fifth largest automotive retail markets, respectively, in Western Europe in 2020 and accounted for approximately 63% of the total vehicle sales in Western Europe. Unit sales of automobiles in Western Europe were approximately 10.8 million in 2020, a 24.5% decrease compared to 2019. In Germany, the U.K., Italy, and Spain, new car sales were approximately 2.9 million, 1.6 million, 1.4 million, and 0.9 million units, respectively, in 2020.

We also own a 49% interest in a Japanese joint venture. Unit sales in Japan were approximately 4.6 million in 2020.

We also operate seventeen Used Vehicle SuperCenters in the U.S. and the U.K. Used vehicle sales are even more fragmented than new vehicle sales and are generated by new car dealerships, Used Vehicle SuperCenters, individual small lot sellers, as well as individual to individual sales. Used vehicle sales were approximately 38 million units in the U.S. and approximately 7 million units in the U.K. in 2020.

Retail Commercial Truck Dealership. In 2020, North America sales of Class 6-8 medium and heavy-duty trucks, the principal vehicles for our PTG business, were approximately 358,050 units, a decrease of 29.6% from 2019 and were generated at approximately 2,200 new-truck dealerships. The Class 6-7 medium duty truck market decreased 28.6% to 124,818 units from 174,927 units in the same period in 2019. The largest market, Class 8 heavy-duty trucks, decreased 30.1% to approximately 233,232 units from approximately 333,779 units in 2019. In this market, our principal brands, Freightliner and Western Star, represent approximately 39.6% of that market.

Commercial Vehicle Distribution. Our commercial vehicle distribution business operates principally in Australia and New Zealand. In 2020, heavy-duty truck sales in Australia and New Zealand combined were 13,280 units, representing a decrease of 18.3% from 2019. The brands we represent in Australia hold a 4.3% market share in the Australian heavy-duty truck market and a 2.6% market share in New Zealand.

Penske Transportation Solutions. PTS participates broadly in the global supply chain, estimated at $9.3 trillion annually, and particularly, in the U.S. supply chain, estimated at $1.7 trillion annually. Only 12.4% of the total U.S. supply chain function is outsourced to third parties, such as PTS. We estimate, based on R. L. Polk registration data, that there are approximately 7.7 million commercial trucks operating in the United States, of which up to 3.7 million could be potential opportunities for PTS’ full-service leasing and contract maintenance offerings.

Dealership. Generally, new vehicle unit sales are cyclical, and historically, fluctuations have been influenced by factors such as manufacturer incentives, interest rates, fuel prices, unemployment, inflation, weather, the level of personal discretionary spending, credit availability, consumer confidence, and other general economic factors. However, from a profitability perspective, automotive and truck retailers have historically been less vulnerable than manufacturers and parts suppliers to declines in new vehicle sales. We believe this is due to the retailers’ more flexible expense structure (a significant portion of the retail industry’s costs are variable) and their diversified revenue streams, such as used vehicle sales and service and parts sales. In addition, manufacturers may offer various dealer incentives when sales are slow, which further increases the volatility in profitability for manufacturers and may help to decrease volatility for franchised automotive retailers.

Business Description

Information Technology, Data Security, and Customer Privacy

We consolidate financial, accounting, and operational data received from our operations utilizing common centralized management systems predominately licensed from, and in many cases operated by, third parties. Our systems follow our standardized accounting procedures and are compliant with any guidelines established by our vehicle manufacturers. Our technology allows us to extract and aggregate data from the systems in a consistent format to generate consolidated financial and operational analysis. These systems also allow us to access detailed information for each individual location as a group or on a consolidated basis. Information we can access includes, among other things, inventory, cash, unit sales, the mix of new and used vehicle sales, and sales of aftermarket products and services. Our ability to access this data allows us to continually analyze our local results of operations and financial position so as to identify areas for improvement.

We are committed to respecting the privacy rights of our customers and all visitors to our website properties. We take privacy seriously and have instituted clear and comprehensive policies and procedures to ensure that our customers’ privacy rights are safeguarded. Each of our dealerships have a thorough privacy policy readily available on their individual website. We also comply with increasingly rigorous state and federal privacy laws. We utilize customer relationship management systems that assist us in identifying customer opportunities and responding to customer inquiries. We utilize compliance systems that support our ability to comply with our regulatory obligations. These systems assist us in maintaining the privacy of the information we receive from customers that we collect, process, and retain in the normal course of our business. We have adopted rigorous customer information safeguard programs and “red flag” policies to assist us in maintaining customer privacy.

As part of our business model, we receive sensitive information regarding customers, associates, and vendors from various online and offline channels. Our internal and third-party systems are under a moderate level of risk from cyber criminals or other individuals with malicious intent to gain unauthorized access to our systems. Cyber-attacks continue to grow in number and sophistication thus presenting an ongoing threat to systems, whether internal or external, used to operate the business on a day to day basis. We also regularly train our associates to maintain vigilance against online attempts at data theft. We perform periodic control testing and audits on our systems as well as employ dedicated and third-party resources to monitor and protect critical assets from cyber-attacks. Despite these measures, our facilities, systems, associates, and those of our third-party service providers could be vulnerable to cyber-attacks, security breaches, social engineering, malicious software, or other events. Numerous national retailers have disclosed security breaches involving sophisticated cyber-attacks that were not recognized or detected until after such retailers had been affected, notwithstanding the preventive measures such retailers had in place. Any security breach or event resulting in the unauthorized disclosure of confidential information or degradation of services provided by critical business systems, whether by us directly or our third-party service providers, could adversely affect our business operations, sales, reputation with current and potential customers, associates or vendors as well as other operational and financial impacts derived from investigations, litigation, imposition of penalties, or other means. In addition, our failure to respond quickly and appropriately to such a security breach could exacerbate the consequences of the breach.

Marketing

Retail Automotive Dealership. Our integrated marketing strategy focuses on each dealership to capitalize on local branding as well as corporate programs and web presence, which allows us to leverage scale and our parent brand recognition. We align ourselves with the marketing implemented by our OEM partners for their respective brands and integrate those initiatives and resources across the brands we represent.

Our marketing strategy reflects a data-driven approach that combines key metrics and trends from industry and consumer studies, our customer relationship management systems, and performance data from our businesses. This approach emphasizes objectivity and transparency in our marketing efforts, allows us to create customer-focused solutions, and enables us to measure and gauge our success. Our tools quickly deliver personalized content across all channels and allow us to capture behavioral engagement, so we can better understand our customers and confidently develop more proactive strategies to meet and surpass their needs.

We leverage scale by using consistent performance metrics to identify opportunities and negotiate enterprise arrangements for key marketing partners. A single, unified content management tool is used by our franchise dealerships in the U.S. to enhance customer communication, provide visibility into our sales pipeline, generate customer insights, enhance team collaboration, and measure return on investment across our organization.

Our marketing strategy places a strong emphasis on digital marketing with a goal of attracting more prospects, converting more leads, and closing more sales. By focusing on social media, video, mobile, email marketing, online advertising, search engine optimization, automation, personalization, branding, and content, we optimize our digital presence across all avenues of engagement to ensure a seamless customer experience at every touchpoint.

We monitor customer satisfaction data to gain insight into our business performance and enhance the areas of our business that drive customer loyalty. Social media is a highly valued element of our marketing strategy that allows us to engage with customers, increase dealership awareness, improve customer satisfaction, and enhance repeat and referral business. Additionally, we leverage corporate social media efforts and partners to benefit our dealerships and create a strong sense of community. Online reputation management sites, such as Google and Yelp, are proactively monitored to ensure we are offering a superior customer experience.

Retail Commercial Truck Dealership and Commercial Vehicle Distribution. We market commercial trucks in the U.S., Canada, and Western Europe and commercial vehicles and other products in Australia and New Zealand, principally through a network of dealership and service locations supported by corporate level marketing efforts. Our digital marketing leverages manufacturer websites supplemented by brand specific websites to promote our brands and services. We also employ local sponsorships to generate brand awareness in our markets and market to customers at various trade shows and other industry events.

Agreements with Vehicle and Equipment Manufacturers

We operate our franchised new vehicle dealerships under separate agreements with the manufacturers or distributors of each brand of vehicle sold at that dealership. These agreements are typical throughout the industry and may contain provisions and standards governing almost every aspect of the dealership, including ownership, management, personnel, training, maintenance of a minimum of working capital, net worth requirements, maintenance of minimum lines of credit, advertising and marketing activities, facilities, signs, products and services, maintenance of minimum amounts of insurance, achievement of minimum customer service standards, and monthly financial reporting. In addition, the General Manager and/or the owner of a dealership typically cannot be changed without the manufacturer’s consent. In exchange for complying with these provisions and standards, we are granted the non-exclusive right to sell the manufacturer’s or distributor’s brand of vehicles and related parts and warranty services at our dealerships. The agreements also grant us a non-exclusive license to use each manufacturer’s trademarks, service marks, and designs in connection with our sales and service of its brand at our dealership.

Some of our agreements, including those with BMW, Honda, Mercedes-Benz, and Toyota, expire after a specified period of time ranging from one to six years. Manufacturers have generally not terminated our franchise agreements, and our franchise agreements with fixed terms have typically been renewed without substantial cost. We currently expect the manufacturers to renew all of our franchise agreements as they expire. In addition, certain agreements with the manufacturers limit the total number of dealerships of that brand that we may own in a particular geographic area and in some cases, limit the total number of their vehicles that we may sell as a percentage of a particular manufacturer’s overall sales. Manufacturers may also limit the ownership of stores in contiguous markets. We have reached certain geographical limitations with certain manufacturers in the U.S. and U.K. Where these limits are reached, we cannot acquire additional franchises of those brands in the relevant market unless we can negotiate modifications to the agreements. We may not be able to negotiate any such modifications.

Many of these agreements also grant the manufacturer or distributor a security interest in the vehicles and/or parts sold by them to the dealership as well as other dealership assets and permit them to terminate or not renew the agreement for a variety of causes, including failure to adequately operate the dealership, insolvency or bankruptcy, impairment of the dealer’s reputation or financial standing, changes in the dealership’s management, owners or location without consent, sales of the dealership’s assets without consent, failure to maintain adequate working capital or floor plan financing, changes in the dealership’s financial or other condition, failure to submit required information to them on a timely basis, failure to have any permit or license necessary to operate the dealership, and material breaches of other provisions of the agreement. In the U.S., these termination rights are subject to state franchise laws that limit a manufacturer’s right to terminate a franchise. In the U.K., we operate without such local franchise law protection (see “Regulation” below).

Our agreements with manufacturers or distributors usually give them the right in some circumstances (including upon a merger, sale, change of control of the Company, or in some cases a material change in our business or capital structure) to acquire the dealerships from us at fair market value. For example, our agreement with General Motors provides that upon a proposed purchase of 20% or more of our voting stock by any new person, entity, or another manufacturer (subject to certain exceptions), an extraordinary corporate transaction (such as a merger, reorganization, or sale of a material amount of assets), or a change of control of our board of directors, General Motors has the right to acquire all assets, properties, and business of any General Motors dealership owned by us for fair value. Some of our agreements with other major manufacturers, including Honda and Toyota, contain provisions similar to the General Motors provisions.

With respect to our commercial vehicle distribution operations in Australia and New Zealand, we are party to distributor agreements with each manufacturer of products we distribute pursuant to which we are the distributor of these products in those countries and nearby markets. The agreements govern all aspects of our distribution rights, including sales and service activities, service and warranty terms, use of intellectual property, promotion and advertising provisions, pricing and payment terms, and indemnification requirements. The agreement with Western Star expires in 2025, the agreement with MTU expires in 2029, and the agreement with Detroit Diesel expires in 2025. We also are party to shipping agreements with respect to importing those products. For each of our non-company owned dealers, we have signed a franchise agreement with terms that set forth the dealer’s obligations with respect to the sales and servicing of these vehicles and associated parts.

Competition

Dealership. We believe that the principal factors consumers consider when determining where to purchase a vehicle are the marketing campaigns conducted by manufacturers, the ability of dealerships to offer a wide selection of the most popular vehicles, the location of dealerships, and the quality of the customer experience. Other factors include customer preference for particular brands of vehicles, pricing (including manufacturer rebates and other special offers), and warranties. We believe that our dealerships are competitive in all of these areas.

The automotive and truck retail industry is currently served by franchised dealerships, independent Used Vehicle SuperCenters, and individual consumers who sell used vehicles in private transactions. For new vehicle sales, we compete primarily with other franchised dealers in each of our marketing areas, relying on our premium facilities, superior customer service, advertising and merchandising, management experience, sales expertise, reputation, and the location of our dealerships to attract and retain customers. Each of our markets may include a number of well-capitalized competitors, including in certain instances dealerships owned by manufacturers and national and regional retail chains. In our retail commercial truck dealership operations, we compete with other manufacturers and retailers of medium and heavy-duty trucks, such as Ford, International Kenworth, Mack, Peterbilt, and Volvo. We also compete with dealers that sell the same brands of new vehicles that we sell and with dealers that sell other brands of new vehicles that we do not represent in a particular market. Our new vehicle dealership competitors have franchise agreements which give them access to new vehicles on the same terms as us. Automotive dealers also face competition in the sale of new vehicles from purchasing services, warehouse clubs, and electric vehicle manufacturers that sell direct to consumer. With respect to arranging financing for our customers’ vehicle purchases, we compete with a broad range of financial institutions, such as banks and local credit unions.

For used vehicle sales, we compete in a highly fragmented market which sells approximately 38.4 million units in the U.S. and approximately 7 million units in the U.K. annually through other franchised dealers, independent used vehicle dealers, automobile rental agencies, purchasing services, private parties, online retailers, and used vehicle “superstores” for the procurement and resale of used vehicles.

We compete with other franchised dealers to perform warranty repairs and with other dealers, franchised and non-franchised service center chains, and independent garages for non-warranty repair and routine maintenance business. We compete with other dealers, franchised and independent aftermarket repair shops, and parts retailers in our parts operations. We believe that the principal factors consumers consider when determining where to purchase vehicle parts and service are price, the use of factory-approved replacement parts, facility location, the familiarity with a manufacturer’s brands, and the quality of customer service. A number of regional or national chains offer selected parts and services at prices that may be lower than our prices.

We believe the majority of consumers are utilizing the Internet and other digital media in connection with the purchase of new and used vehicles. Accordingly, we face increased competition from online vehicle websites, including those developed by manufacturers and other dealership groups.

Commercial Vehicle Distribution. With respect to our commercial vehicle distribution operations in Australia and New Zealand, we compete with manufacturers, distributors, and retailers of other vehicles and products in our markets. The brands we represent in Australia hold a 4.3% market share in the Australian heavy-duty truck market and a 2.6% market share in New Zealand.

PTS. As an alternative to using PTS’ full-service truck leasing or contract maintenance services, we believe that most potential customers perform some or all of these services themselves. They may also purchase similar or alternative services from other third-party vendors. Its full-service truck leasing operations compete with companies providing similar services on a national, regional, and local level. Many regional and local competitors provide services on a national level through their participation in various cooperative programs. Competitive factors include price, maintenance, service, and geographic coverage. PTS competes with finance lessors, truck and trailer manufacturers, and independent dealers, each of which provides full-service lease products, finance leases, extended warranty maintenance, rental, and other transportation services. Its contract maintenance offering competes primarily with truck and trailer manufacturers and independent dealers who provide maintenance services.

PTS’ commercial and consumer rental operations compete with several other nationwide vehicle rental systems, a large number of vehicle leasing, and rental companies with multiple branches operating on a regional basis and many similar companies operating primarily on a local basis. Because a significant portion of its consumer rentals are used for moving and relocation, PTS competes with local and national moving and storage companies as well as alternatives such as portable container-based transportation and storage. In its commercial and consumer rental operations, it competes primarily on the basis of equipment availability, geographic location, and customer service.

PTS’ logistics business competes with other dedicated logistics providers, transportation management businesses, freight brokers, warehouse providers, and truckload carriers on a national, regional, and local level as well as with the internal supply chain functions of prospective customers who rely on their own resources for logistics management. Competitive factors include price, efficient logistical design offerings, equipment, maintenance, service, technology, geographic coverage, and driver and operations expertise. PTS seeks to combine its logistics services with its existing full-service truck leasing and truck rental business to create an integrated transportation solution for its customers.

Human Capital

We believe that our Human Capital is our greatest asset. We understand that exceptional customer service can only be consistently delivered by attracting, motivating, training, and retaining the very best team members. We are committed to building a diverse and skilled workforce while providing a work environment that promotes equity and is free from any form of prohibited discrimination. With this in mind, we put our employees at the heart of everything that we do by developing their talent and enabling them to build long term careers.

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

As of December 31, 2020, we employed over 23,000 people, a decrease of 12.4% from December 31, 2019. Due to the COVID-19 pandemic during the key shutdown months of April and May 2020, we furloughed approximately 15,000 employees, though we returned most of those employees to work during the course of the year. We maintained vigilance over all of our operations to ensure that our employees and customers were kept safe. Approximately 661 of our employees were covered by collective bargaining agreements with labor unions, and we believe our relations with our employees, including those represented by collective bargaining agreements, are good. Further, we are committed to building a diverse and skilled workforce. Our focus on inclusion and diversity at our U.S. automotive dealerships has resulted in over 65% of our workforce being diverse either by race, ethnicity, or gender, with our gender diversity higher than the National Automobile Dealer Association average. Additionally, our U.S. automotive dealerships have a management diversity rate of approximately 49%. This inclusive culture will enhance our ability to attract and retain the most talented leadership and workforce, thereby enabling us to better serve and broaden our customer base.

We maintain a culture grounded in safety and endeavor to eliminate workplace incidents, risks, and hazards. We have partnered with environmental and safety consulting firms to assist in compliance with specific local and federal laws and regulations relating to environmental and safety issues and to promote best safety practices. Audits are regularly performed to assure and maintain compliance.

In 2019, the last year we participated in the Automotive News survey, thirty-three of our U.S. dealerships were named to the Automotive News Top 100 Dealerships to Work For in the United States. In 2018 and 2019, a Penske dealership was ranked #1 in the United States in the Automotive News survey. We did not participate in the survey in 2020 due to COVID-19 related concerns. Additionally, in January 2021, we were named one of the “World’s Most Admired Companies” by Fortune Magazine. In the U.K. in 2018, we were named “Dealer Group of the Year” by both Automotive Management and Motor Trader magazines, consolidating our position as the UK's largest dealer group. In 2019, our U.K. operations were named by Glassdoor as the 14th best place to work. We were not only the highest ranked business in the automotive sector, but Sytner Group Limited, a consolidated subsidiary, was also the top-rated retailer ahead of other large national businesses. We believe these awards reflect our ongoing commitment to training our employees, which enhances customer satisfaction, and we believe results in improved sales over time.

We believe our employee turnover of approximately 19% is low compared to our peers. We seek to motivate our key managers and salespersons through, among other things, variable compensation programs tied principally to local profitability and customer satisfaction. We also annually survey our employees to gauge their satisfaction and address any resulting concerns. Due to our reliance on vehicle manufacturers, we may be adversely affected by labor strikes or work stoppages at the manufacturers’ facilities.

Regulation

We operate in a highly regulated industry and a number of regulations affect the marketing, selling, financing, servicing, and distribution of vehicles. Under the laws of the jurisdictions in which we currently operate, we typically must obtain a license in order to establish, operate, relocate a dealership, or operate a repair facility. These laws also regulate our conduct of business, including our advertising, operating, financing, employment, distribution, and sales practices. Other laws and regulations include franchise laws and regulations, environmental laws and regulations (see “Environmental Matters” below), laws and regulations applicable to new and used motor vehicle dealers as well as customer and employee privacy, identity theft prevention, wage-hour, anti-discrimination, and other employment practices laws. With respect to online sales, many laws and regulations applicable to our business were adopted prior to the introduction of the Internet, certain digital technologies, and e-commerce, generally. As a result, we are tasked with maintaining compliance in an uncertain regulatory environment.

Our financing activities with customers are subject to truth-in-lending, consumer leasing, equal credit opportunity, and similar regulations as well as motor vehicle finance laws, installment finance laws, insurance laws, usury laws, and other installment sales laws. Some jurisdictions regulate finance fees that may be paid as a result of vehicle sales. In recent years, private plaintiffs, state attorneys general, and federal agencies in the U.S. have increased their scrutiny of advertising, sales, and finance and insurance activities in the sale and leasing of motor vehicles. In the U.K., the Financial Conduct Authority (the “FCA”) regulates consumer finance and insurance operations and has recently restricted certain types of compensation in connection with dealer assisted financing. See “Item 1A. Risk Factors, Regulatory Issues.”

In the U.S., we benefit from the protection of numerous state franchise laws that generally provide that a manufacturer or distributor may not terminate or refuse to renew a franchise agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or non-renewal. Some state franchise laws allow dealers to file protests or petitions or to attempt to comply with the manufacturer’s criteria within the notice period to avoid the termination or non-renewal. Our international locations generally do not have these laws, and as a result, our international operations operate without these types of protections.

Environmental Matters

We are subject to a wide range of environmental laws and regulations, including those governing discharges into the air and water, the operation and removal of aboveground and underground storage tanks, the use, handling, storage, and disposal of hazardous substances and other materials, and the investigation and remediation of environmental contamination. Our business involves the generation, use, handling, and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as motor oil, filters, transmission fluid, antifreeze, refrigerant, batteries, solvents, lubricants, tires, and fuel. We have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations.

Our operations involving the management of hazardous and other environmentally sensitive materials are subject to numerous requirements. Our business also involves the operation of storage tanks containing such materials. Storage tanks are subject to periodic testing, containment, upgrading, and removal under applicable law. Furthermore, investigation or remediation may be necessary in the event of leaks or other discharges from current or former underground or aboveground storage tanks. In addition, water quality protection programs govern certain discharges from some of our operations. Similarly, certain air emissions from our operations, such as vehicle painting, may be subject to relevant laws. Various health and safety standards also apply to our operations.

We may have liability in connection with materials that are sent to third-party recycling, treatment, and/or disposal facilities under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act and comparable statutes. These statutes impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct that contributed to the contamination. Responsible parties under these statutes may include the owner or operator of the site where the contamination occurred and companies that disposed or arranged for the disposal of the hazardous substances released at these sites.

Many jurisdictions in which we operate have placed additional restrictions and limitations on activities that may affect the environment. U.S. vehicle manufacturers are subject to federally mandated corporate average fuel economy standards, which are expected to increase substantially through 2026. Furthermore, in response to concerns that emissions of carbon dioxide and certain other gases, referred to as “greenhouse gases,” may be contributing to warming of the Earth’s atmosphere, climate change-related legislation and policy changes to restrict greenhouse gas emissions are being considered, or have been implemented, at state and federal levels. Officials of the States of California and Massachusetts have announced a ban on the sale of new vehicles with gasoline engines in cars in 2035. European regulation requires a 37.5% reduction in emissions carbon dioxide for cars by 2030 and several municipalities in Europe have announced future bans on diesel or combustible fuel vehicles. In November 2020, certain representatives of the U.K. government suggested a ban on the sale of gasoline engines in cars and vans as early as 2030 and a ban on the sale of gasoline hybrid engines in cars and vans as early as 2035. Significant increases in fuel economy requirements or new federal and state restrictions on emissions of carbon dioxide on vehicles and fuels could adversely affect prices of and demand for the vehicles that we sell, such as the reduced demand for diesel vehicles we have experienced in 2020 in the United Kingdom.

We have a proactive strategy related to environmental, health, and safety compliance, which includes contracting with third parties to inspect our facilities periodically. We believe that we do not have any material environmental liabilities and that compliance with environmental laws and regulations will not, individually or in the aggregate, have a material effect on us. However, soil and groundwater contamination are known to exist at certain of our current or former properties. Further, environmental laws and regulations are complex and subject to change. In addition, in connection with our acquisitions, it is possible that we will assume or become subject to new or unforeseen environmental costs or liabilities, some of which may be material. Compliance with current, amended, new, or more stringent laws or regulations, stricter interpretations of existing laws, or the future discovery of environmental conditions could require additional expenditures by us, and such expenditures could be material.

Insurance

Our business is subject to substantial risk of loss due to significant concentrations of property value, including vehicles and parts at our locations. In addition, we are exposed to liabilities arising out of our operations, such as employee claims, customer claims, claims for personal injury or property damage, and potential fines and penalties in connection with alleged violations of regulatory requirements or data security requirements. We attempt to manage such risks through loss control and risk transfer utilizing insurance programs which are subject to specified deductibles and significant retentions, including information security risk insurance. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. As a result, we are exposed to uninsured and underinsured losses that could have a material adverse effect on us.

Corporate Social Responsibility

We recognize we are accountable to key stakeholders and the communities in which we do business. We focus our environmental, social, and governance efforts where we can have the most positive impact on our business and society, including issues related to community investment, environmental sustainability, human capital, and investor outreach. Central to our mission are the core values of ethics, integrity, professionalism, teamwork, and exceeding the expectations of our customers and employees. Our commitment to corporate social responsibility is driven by these core values as we aim to conduct our business in ways that enrich the communities where we work and live, focus on the environment and safety, provide a workplace that is safe, inclusive, and diverse while providing value to our stakeholders. We are committed to the implementation of responsible business practices and the continuous improvement of our operations and our relationships with our employees and the communities in which we live and work.

Community

Positively involving our employees and giving back to the communities in which we do business are core to our culture. Our efforts include employee volunteer opportunities and partnerships with local food banks, homeless shelters, hospitals, school districts, animal rescue organizations, and other charitable organizations.

Environment, Climate Change, and Safety

We are committed to monitoring and managing the environmental impact of our businesses, determining the impact of climate change on our businesses, and protecting the health and safety of our employees, customers, and those with whom we do business.

Human Capital and Privacy

Human Capital is our most important asset. Our goal is to create an environment that fosters equity, inclusion, and diversity. We aim to maintain a collaborative, supportive, and opportunistic culture based on ethics and integrity that enhances innovation, employee engagement, and teamwork. We aim to be transparent about the information we collect from our customers. We also want individuals to be informed about what we do with their information and allow them to fully exercise their rights in regard to that information.

Investor Outreach

We regularly interact with investment analysts and other members of the investment community through investor calls, industry events, conferences, and meetings. This interaction enables us to gain a more thorough understanding of the views and perceptions of stockholders and the investment community.

Available Information

For selected financial information concerning our various operating and geographic segments, see Note 18 to our consolidated financial statements included in Item 8 of this report. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website, www.penskeautomotive.com, under the tab “Investor Relations” as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site that contains reports, proxy, and information statements and other information that issuers file with the SEC. The address of the SEC’s website is www.sec.gov. We also make available on our website copies of materials regarding our corporate governance policies and practices, including our Corporate Governance Guidelines, our Code of Business Ethics, and the charters relating to the committees of our Board of Directors. The content of any website referred to in this Form 10-K is not deemed incorporated by reference into this Form 10-K unless expressly noted. You may obtain a printed copy of any of the foregoing materials by sending a written request to Investor Relations, Penske Automotive Group, Inc., 2555 Telegraph Road, Bloomfield Hills, MI 48302 or by calling toll-free 248-648-2500. The information on or linked to our website is not part of this document. We plan to disclose changes to our Code of Business Ethics or waivers, if any, for our executive officers or directors on our website. We incorporated in the state of Delaware in 1990 and began dealership operations in October 1992.

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

Item 1A. Risk Factors

Our business, financial condition, results of operations, cash flows, prospects, and the prevailing market price and performance of our common stock may be affected by a number of factors, including the matters discussed below. Certain statements and information set forth herein as well, as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “goal,” “plan,” “seek,” “project,” “continue,” “will,” “would,” and variations of such words and similar expressions are intended to identify such forward-looking statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made, and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The material risks, uncertainties, and other factors that our stockholders and prospective investors should consider include the following:

Operational Risks

The COVID-19 pandemic has disrupted, and may continue to disrupt, our business, which could adversely affect our financial performance. The outbreak of the COVID-19 pandemic across the globe has adversely impacted each of our markets and the global economy, leading to disruptions to our business. The COVID-19 pandemic continues in virtually all of our markets. Governmental authorities have taken countermeasures to slow the outbreak, including shelter-in-place orders, restrictions on travel, and government-funded assistance programs to individuals and businesses. Business closures and shelter-in-place orders negatively impacted our business during 2020, and in response to increased incidence of the COVID-19 pandemic, certain parts of the U.K. have reinstated shelter-in-place orders which require our dealership showrooms to close, although we continue to conduct sales through our online “Click & Collect” program where available, though we are unsure of the continued availability of our “Click & Collect” program in response to continuing high levels of infection in certain areas of the U.K. If shelter-in-place orders are extended or additional restrictions are enacted that require our dealerships to close, we may be adversely impacted. The COVID-19 pandemic is a highly fluid and rapidly evolving situation due to numerous uncertainties, including the duration of the outbreak, travel restrictions, business closures, the effectiveness of actions taken to contain the disease, the distribution rate and acceptance rate of a vaccine, the effect of government assistance programs, production levels from our manufacturing partners, and other unintended consequences, and while we continue to adjust our operations to conform to regulatory changes and consumer preferences in the evolving environment, we cannot anticipate with any certainty the length, scope, or severity of the business impact from the COVID-19 pandemic in each of the jurisdictions that we operate.

This business impact could include changes in customer demand; our relationship with, and the financial and operational capacities of, vehicle manufacturers, captive finance companies and other suppliers; workforce availability; risks associated with our indebtedness (including available borrowing capacity, compliance with financial covenants and ability to refinance or repay indebtedness on favorable terms); the adequacy of our cash flow and earnings and other conditions which may affect our liquidity; our ability to pay our quarterly dividend at prior levels; and disruptions to our technology network and other critical systems, including our dealer management systems and software or other facilities or equipment. Moreover, due to remote working and lack of mobility associated with the pandemic in our markets, we believe our customers are driving less, which may affect our services revenues should this trend continue.

We believe that business disruption relating to the COVID-19 pandemic will continue to negatively impact the global economy and may materially affect our businesses as outlined above, or in other manners, all of which would adversely impact our business and results of operations.

Macro-economic conditions. Our performance is impacted by general economic conditions overall and in particular by economic conditions in the markets in which we operate. These economic conditions include levels of new and used vehicle sales, availability of consumer credit, changes in consumer demand, consumer confidence levels, fuel prices, personal discretionary spending levels, interest rates, and unemployment rates. When the worldwide economy faltered early in 2020, we were adversely affected, and we expect a similar relationship between general economic and industry conditions and our performance in the future.

Adverse conditions affecting a significant automotive manufacturer or supplier will affect us. Our success depends on the overall success of the automotive industry generally and in particular on the success of the brands of vehicles that each of our dealerships sell. In 2020, revenue generated at our Audi/Volkswagen/Porsche/Bentley, BMW/MINI, Toyota/Lexus, and Mercedes-Benz/Sprinter/smart dealerships represented 22%, 23%, 14%, and 10%, respectively, of our total automotive dealership revenues. In addition, our retail commercial truck operations rely principally on Freightliner and Western Star trucks (both Daimler brands).

Significant adverse weather related events, supply chain issues, or other events that interrupt vehicle or parts supply to our dealerships would likely have a significant and adverse impact on the industry as a whole, including us, particularly if the events impact any of the manufacturers whose franchises generate a significant percentage of our revenue. For example, in 2017, hurricanes in Puerto Rico, Florida, Georgia, and Texas generated storm-related losses. Should these or similar events reoccur, we would expect similar adverse effects. Moreover, new rules in place after the recent Brexit accord between the European Union and the U.K. could slow parts originating in the U.K or Europe for distribution to our dealerships. COVID-19 has impacted and may continue to impact the supply of vehicles or parts to the U.S. or European markets, and our business could be materially adversely affected. The supply chain required to manufacture and supply the parts for the vehicles we sell is highly complex and integrated. Any failure of that supply chain could materially and adversely affect us. For example, recently, many of our principal vehicle manufacturers have announced production disruptions caused by a shortage of automotive microchips. The shortage is reported to be due to the overall demand for microchips in the global economy. IHS Markit has predicted that automotive supply globally will be reduced by 1.0 million units in the first quarter of 2021 due to the shortage. However, IHS Markit notes they believe production will recover later in the year. While we have ample levels of new vehicles in our inventory currently and expect to continue to have normal levels of used vehicles for sale, prolonged shortages could result in lower new vehicle sales volumes which could adversely affect us. Moreover, due to remote working and lack of mobility associated with the pandemic in our markets, we believe our customers are driving less, which may affect our services revenues should this trend continue.

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

The success of our commercial vehicle distribution businesses is directly impacted by availability and demand for the vehicles and other products we distribute. We are the exclusive distributor of Western Star commercial trucks, MAN commercial trucks and buses, and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand, and portions of the Pacific. We are also the distributor of diesel and gas engines and power systems in these same markets. The profitability of these businesses depends upon the number of vehicles, engines, power systems, and parts we distribute, which in turn is impacted by demand for these products. We believe demand is subject to general economic conditions, exchange rate fluctuations, regulatory changes, competitiveness of the products, and other factors over which we have limited control. In the event sales of these products are less than we expect, our related results of operations and cash flows for this aspect of our business may be materially adversely affected. The products we distribute are principally manufactured at a limited number of locations. In the event of a supply disruption, sufficient quantities of the vehicles, engines, power systems, and parts are not made available to us, or if we accept these products and are unable to economically distribute them, our cash flows or results of operations may be materially adversely affected.

Australian economic conditions. Our commercial vehicle distribution operations in Australia and New Zealand may be impacted by local economic conditions and in particular, the price of commodities such as copper and iron ore, which may impact the desire of our customers to operate their mining operations and replace their vehicle fleets. Adverse pricing concerns of those, and other commodities, may have a material adverse effect on our ability to distribute, and/or retail, commercial vehicles and other products profitably. These same conditions may also negatively impact the value of the Australian Dollar versus the U.S. Dollar, which negatively impacts our U.S. Dollar reported financial results and the pricing of products sold by Penske Australia, which are manufactured in the U.S., U.K., and Germany.

Additional risks relating to PTS. PTS’ business has additional risks to those in the retail business.

Customers. PTS has a more concentrated customer base than we do and is subject to changes in the financial health of its customers, changes in their asset utilization rates, and increased competition for those customers.

Workforce. PTS requires a significant number of qualified drivers and technicians, which may be difficult to hire, and is subject to increased compliance costs or work stoppages relating to those employees, particularly in regard to changes in labor laws and time of work rules regarding those employees. PTS contributes to 10 U.S. multi-employer pension plans that provide defined benefits to approximately 3,350 associates covered by collective bargaining agreements. If they withdraw or are deemed to withdraw from participation in any of these plans, then applicable law could require them to make withdrawal liability payments to the plan. If any of those plans were deemed to be underfunded, PTS could be subject to additional assessments, which could be substantial.

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

Capital markets risk. PTS relies on banks and the capital markets to fund its operations and capital commitments. PTS had a significant amount of total indebtedness at December 31, 2020, which it uses in part to purchase its vehicle fleet and therefore, is subject to changes in, and continued access to, the capital markets.

Strategic Risks

Brand reputation. Our businesses and our commercial vehicle operations, in particular, as those are more concentrated with a particular manufacturer, are impacted by consumer demand and brand preference, including consumers’ perception of the quality of those brands. A decline in the quality and brand reputation of the vehicles or other products we sell or distribute, as a result of events such as manufacturer recalls or legal proceedings, may adversely affect our business. If such events were to occur, the profitability of our business related to those manufacturers could be adversely affected.

Our business is very competitive. We generally compete with other franchised dealerships in our markets, used vehicle superstores, private market buyers and sellers of used vehicles, an increasing number of internet-based vehicle sellers, recently, electric vehicle manufacturers that sell direct to consumers, national and local service and repair shops and parts retailers with respect to commercial vehicles, distributors of similar products, and manufacturers in certain markets. Purchase decisions by consumers when shopping for a vehicle are extremely price sensitive. The level of competition in the market can lead to lower selling prices and related profits. If there is a prolonged drop in retail prices or if new vehicle sales are allowed to be made over the internet without the involvement of franchised dealers, our business could be materially adversely affected.

Evolving automotive and trucking industries. The automotive and trucking industries are predicted to experience rapid change. Shared vehicle services such as Uber and Lyft provide consumers with increased choice in their personal mobility options. The effect of these and similar mobility options on the retail automotive industry is uncertain and may include lower levels of new vehicles sales but with increasing miles driven, which could require additional demand for vehicle maintenance. In part due to regulatory requirements to limit vehicle emissions, many automotive manufacturers have announced plans to further electrify their vehicle offerings. We expect to continue to sell electric and hybrid gas/electric vehicles through our franchised dealerships; however, if pure electric vehicles were widely accepted by customers, our service revenues may decline as these vehicles may require less physical maintenance than gas and hybrid vehicles. In addition, technological advances are facilitating the development of driverless vehicles. The eventual timing of availability of driverless vehicles is uncertain due to regulatory requirements, additional technological requirements, and uncertain consumer acceptance of these vehicles. The effect of driverless vehicles on the automotive retail and trucking industries is uncertain and could include changes in the level of new and used vehicles sales, the price of new vehicles, and the role of franchised dealers, any of which could materially and adversely affect our business.

Key personnel. We believe that our success depends to a significant extent upon the efforts and abilities of our senior management and in particular, upon Roger Penske who is our Chair and Chief Executive Officer. To the extent Mr. Penske, or other key personnel, were to depart from our Company unexpectedly, our business could be significantly disrupted.

Financial Risks

Leverage. Our significant debt and other commitments expose us to a number of risks, including:

Cash requirements for debt and lease obligations. A significant portion of the cash flow we generate must be used to service the interest and principal payments relating to our various financial commitments, including $3.1 billion of floor plan notes payable, $1.7 billion of non-vehicle long-term debt, and $5.4 billion of future lease commitments (including extension periods that are reasonably assured of being exercised and assuming constant consumer price indices). A sustained or significant decrease in our operating cash flows could lead to an inability to meet our debt service or lease requirements or to a failure to meet specified financial and operating covenants included in certain of our agreements. If this were to occur, it may lead to a default under one or more of our commitments and potentially the acceleration of amounts due, which could have a significant and adverse effect on us.

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

We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined. Regulatory authorities in both the U.S. and U.K. have announced their intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021 in the U.K and after June 30, 2023 in the U.S. In the U.S., we expect the Secured Overnight Financing Rate (“SOFR”) will be adopted in lieu of LIBOR. In the U.K., we expect the Sterling Overnight Indexed Average (SONIA) to be adopted. Our senior secured revolving credit facilities in the U.S. and U.K. and many of our floorplan arrangements utilize LIBOR as a benchmark for calculating the applicable interest rate. Changes in the method of calculating LIBOR, the elimination of LIBOR, or the replacement of LIBOR with an alternative rate or benchmark may require us to renegotiate or amend these facilities, loans, and programs, which may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows, and liquidity. We cannot predict the effect of the potential changes to or elimination of LIBOR, the establishment and use of alternative rates or benchmarks, and the corresponding effects on our cost of capital may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.

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

Performance of sublessees. In connection with the sale, relocation, and closure of certain of our franchises, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties in 2020 totaled approximately $25.8 million. In the aggregate, we remain ultimately liable for approximately $202.3 million of such lease payments including payments relating to all available renewal periods. We rely on our sub-tenants to pay the rent and maintain the properties covered by these leases. In the event a subtenant does not perform under the terms of their lease with us, we could be required to fulfill such obligations, which could have a significant and adverse effect on us.

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

Joint ventures. We have significant investments in a variety of joint ventures, including retail automotive operations in Germany, Japan, Italy, and Spain. We have a 28.9% interest in PTS. We expect to receive annual operating distributions from PTS and the other ventures and in the case of PTS, realize significant cash tax savings. These benefits may not be realized if the joint ventures do not perform as expected, or if changes in tax, financial, or regulatory requirements negatively impact the results of the joint venture operations. Our ability to dispose of these investments may be limited. In addition, the relevant joint venture agreement and other contractual restrictions may limit our access to the cash flows of these joint ventures. For example, PTS’ principal debt agreements allow partner distributions only as long as PTS is not in default under that agreement and the amount PTS distributes does not exceed 50% of its consolidated net income.

Legal and Compliance Risks

Vehicle manufacturers exercise significant control over us. Each of our new vehicle dealerships and distributor operations operate under franchise and other agreements with automotive manufacturers, commercial vehicle manufacturers, or related distributors. These agreements govern almost every aspect of the operation of our dealerships and give manufacturers the discretion to terminate or not renew our franchise agreements for a variety of reasons, including certain events outside our control such as accumulation of our stock by third parties. Without franchise or distributor agreements, we would be unable to sell or distribute new vehicles or perform manufacturer authorized warranty service. If a significant number of our franchise agreements are terminated, not renewed, or, with respect to our distributor operations, a competing distributor were introduced, we would be materially affected.

Regulatory issues. We are subject to a wide variety of regulatory activities, including:

Governmental regulations, claims, and legal proceedings. Governmental regulations affect almost every aspect of our business, including the fair treatment of our employees, wage and hour issues, and our financing activities with customers. In California, previous judicial decisions have called into question whether long-standing methods for compensating dealership employees comply with the local wage and hour rules and may do so again. We could be susceptible to claims or related actions if we fail to operate our business in accordance with applicable laws or it is determined that long-standing compensation methods did not comply with local laws. Many laws and regulations applicable to our business were adopted prior to the introduction of online vehicle sales, the Internet and certain digital technology, generally. As a result, we are tasked with maintaining compliance in an uncertain regulatory environment. Claims arising out of actual or alleged violations of law which may be asserted against us or any of our dealers by individuals, through class actions, or by governmental entities in civil or criminal investigations and proceedings, may expose us to substantial monetary damages which may adversely affect us.

In the U.K., the FCA regulates consumer finance and insurance operations. Effective January 28, 2021, the FCA has prohibited certain types of compensation in connection with dealer assisted financing. Our U.K. franchises are no longer allowed to increase or decrease the interest rate of a consumer’s financing if such changes increase or decrease the dealer’s related compensation. We expect to generate lower revenues from dealer assisted financing; however, industry practice is still evolving in response to these changes. If these changes significantly restrict our ability to generate revenue from arranging financing or selling insurance products, we could be materially and adversely affected.

Privacy Regulation. We are subject to numerous laws and regulations in the U.S. and internationally designed to protect the information of clients, customers, employees and other third parties that we collect and maintain, including the European Union General Data Protection Regulation (the “GDPR”). The GDPR, among other things, mandates new requirements regarding the handling of personal data of employees and customers, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. The state of California has a similar law called the California Consumer Privacy Act (the “CCPA”). The CCPA was amended in 2020 to create the “California Privacy Protection Agency” which will have the authority to audit and enforce privacy rules, among other responsibilities. If we fail to comply with these laws or other similar regulations applicable to our business, we could be subject to significant litigation, monetary damages, regulatory enforcement actions or fines in one or more jurisdictions. For example, a failure to comply with the GDPR could result in fines up to the greater of €20 million or 4% of annual global revenues.

Recalls. Legislative and regulatory bodies from time to time have considered laws or regulations that would prohibit companies from renting or selling any vehicle that is subject to a recall until the recall service is performed. Whether any such prohibition may be enacted, and its ultimate scope, cannot be determined at this time. If a law or regulation is enacted that prevents the sale of vehicles until recall service has been performed, we could be required to reserve a significant portion of our vehicles from being available for sale for even a minor recall unrelated to vehicle safety. In addition, various manufacturers have issued stop sale notices in relation to certain recalls that require that we retain vehicles until the recall can be performed, whether or not parts are then available. While servicing recall vehicles yields parts and service revenue to us, the inability to sell a significant portion of our vehicles could increase our costs and have an adverse effect on our results of operations if a large number of our vehicles are the subject of simultaneous recalls or if needed replacement parts are not in adequate supply.

Vehicle requirements. Federal and state governments in our markets have increasingly placed restrictions and limitations on the vehicles sold in the market in an effort to combat perceived negative environmental effects. For example, in the U.S., automotive manufacturers are subject to federally mandated corporate average fuel economy standards, which will increase substantially through 2026. Certain representatives of the U.K. government suggested a ban on the sale of gasoline engines in cars and vans as early as 2030 and a ban on the sale of gasoline hybrid engines in cars and vans as early as 2035. Similar bans have been announced in California and Massachusetts which would ban the sale of new vehicle with gasoline engines in cars in 2035. Furthermore, numerous states and other jurisdictions, including California, have adopted or are considering regulations requiring the sale of specified numbers of zero-emission vehicles. Significant increases in fuel economy requirements and new restrictions on emissions on vehicles and fuels could adversely affect prices of and demand for the new vehicles that we sell, which could materially adversely affect us.

Tariff and trade risk. Increased tariffs, import product restrictions, and foreign trade risks may impair our ability to sell foreign vehicles profitably. The United States Mexico Canada Agreement allows tariff-free importing of automobiles among the countries only if (i) the vehicles have 75% of their components manufactured in the US, Mexico, or Canada, (ii) workers with an hourly wage of at least $16, manufacture at least 30% of the vehicle, which graduates up to 40% of the vehicle in 2023, or in the case of trucks, 45% and (iii) 70% of the steel and aluminum used in the production of the vehicle is sourced within North America. Should tariffs increase, we expect the price of many new vehicles we sell to increase which may adversely affect our new vehicle sales and related finance and insurance sales. Moreover, new rules in place after the recent Brexit accord between the European Union and the U.K. require varying levels of content in vehicles to originate in either the U.K. or the European Union to remain tariff free. If automotive manufacturers cannot meet these content rules, there may be import tariffs on any affected vehicles, which could adversely affect our U.K. results.

Franchise laws in the U.S. In the U.S., state law generally provides protections to franchised vehicle dealers from discriminatory practices by manufacturers and from unreasonable termination or non-renewal of their franchise agreements. In many states, the laws require that new vehicle sales be conducted exclusively by automotive retailers (not manufacturers). In recent years, new electric vehicle manufacturers have been able to conduct new vehicle sales outside of the franchised automotive system as new entrants. While the sales levels of these new entrants is small and we expect continued good relations with our manufacturer partners, should U.S. franchise laws be repealed or amended to allow our existing manufacturer partners to effectively operate outside the franchised system, our results of operations may be materially and adversely impacted. Our franchised automotive dealers in the U.K. and European Union operate effectively without such protections.

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

Climate change and environmental regulations. Scientific evidence suggests that the globe is warming potentially resulting in an environment more prone to natural disasters, such as flooding. To date, we have seen increases in our cost to insure against such risks, which costs could continue to increase should this trend continue. We are subject to a wide range of environmental laws and regulations, including those governing discharges into the air and water; the operation and removal of storage tanks; and the use, storage, and disposal of hazardous substances. In the normal course of our operations we use, generate, and dispose of materials covered by these laws and regulations. In the face of climate change, these laws could become more stringent. We face potentially significant costs relating to claims, penalties, and remediation efforts in the event of non-compliance with existing and future laws and regulations. Furthermore, should climate change continue, we expect further regulation of gas engines and vehicle emissions which may affect the types of vehicles we sell and service. We cannot predict the future costs to our businesses for these developments.

Accounting rules and regulations. Significant changes to GAAP in the U.S. could significantly affect our reported financial position, earnings, and cash flows upon adoption and effectiveness. In addition, any changes to lease accounting could affect PTS customers’ decisions to purchase or lease trucks, which could adversely affect their business if leasing becomes a less favorable option. See the disclosure provided under “Recent Accounting Pronouncements” in Part II, Item 8, Note 1 of the Notes to our Consolidated Financial Statements for additional detail on accounting standard updates that could have an impact on us.

Related parties. Our two largest stockholders, Penske Corporation and its affiliates (“Penske Corporation”) and Mitsui & Co., Ltd. and its affiliates (“Mitsui”), together beneficially own approximately 60% of our outstanding common stock. The presence of such significant stockholders results in several risks, including:

Our principal stockholders have substantial influence. Penske Corporation and Mitsui have entered into a stockholders agreement pursuant to which they have agreed to vote together as to the election of our directors. As a result, Penske Corporation has the ability to control the composition of our Board of Directors, which may allow it to control our affairs and business. This concentration of ownership coupled with certain provisions contained in our agreements with manufacturers, our certificate of incorporation, and our bylaws could discourage, delay, or prevent a change in control of us.

Some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests. Roger Penske, our Chair and Chief Executive Officer and a director, holds the same offices at Penske Corporation. Robert Kurnick, Jr., our President and a director, is also the Vice Chair and a director of Penske Corporation. Bud Denker, our Executive Vice President, Human Resources, is also the President of Penske Corporation. Each of these officers is paid much of their compensation by Penske Corporation. The compensation they receive from us is based on their efforts on our behalf; however, they are not required to spend any specific amount of time on our matters. One of our directors, Greg Penske, is the son of our Chair and also serves as a director of Penske Corporation. Michael Eisenson, one of our directors, is also a director of Penske Corporation. Masashi Yamanaka, one of our directors, is also an employee of Mitsui & Co. Roger Penske also serves as Chairman of Penske Transportation Solutions, for which he is compensated by PTS.

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

We have a significant number of shares of common stock eligible for future sale. Penske Corporation and Mitsui own approximately 60% of our common stock, and each has two demand registration rights that could result in a substantial number of shares being introduced for sale in the market. We also have a significant amount of authorized but unissued shares. Penske Corporation has pledged all of its shares of our common stock as collateral to secure a loan facility. A default by Penske Corporation could result in the foreclosure on those shares by the lenders, after which the lenders could attempt to sell those shares on the open market or to a third party. The introduction of any of these shares into the market could have a material adverse effect on our stock price.

General Risks

Property loss, business interruption, or other liabilities. Our business is subject to substantial risk of loss due to the significant concentration of property values, including vehicle and parts inventories at our operating locations; claims by employees, customers, and third parties for personal injury or property damage; and fines and penalties in connection with alleged violations of regulatory requirements. While we have insurance for many of these risks, we retain risk relating to certain of these perils and certain perils are not covered by our insurance. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. If we experience significant losses that are not covered by our insurance, whether due to adverse weather conditions or otherwise, or we are required to retain a significant portion of a loss, it could have a significant and adverse effect on us.

Information technology. Our information systems are fully integrated into our operations, and we rely on them to operate effectively, including with respect to electronic communications and data transfer protocols with manufacturers and other vendors, customer relationship management, sales and service scheduling, data storage, and financial and operational reporting. The majority of our systems are licensed from third parties; the most significant of which are provided by a limited number of suppliers in the U.S., U.K., and Australia. The failure of our information systems to perform as designed, the failure to protect the integrity of these systems, or the interruption of these systems due to natural disasters, power loss, unexpected termination of our agreements, or other reasons could significantly and adversely disrupt our business operations, impact sales and results of operations, expose us to customer or third-party claims, or result in adverse publicity.

Cyber-security. As part of our business model, we receive sensitive information regarding customers, associates, and vendors from various online and offline channels. We collect, process, and retain this information in the normal course of our business. Our internal and third-party systems are under a moderate level of risk from cyber criminals or other individuals with malicious intent to gain unauthorized access to our systems. Cyber-attacks continue to grow in number and sophistication thus presenting an ongoing threat to systems, whether internal or external, used to operate the business on a day to day basis. Despite the security measures we have in place, our facilities, systems, associates, and those of our third-party service providers, could be vulnerable to cyber-attacks, security breaches, social engineering, malicious software, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. Numerous national retailers have disclosed security breaches involving sophisticated cyber-attacks that were not recognized or detected until after such retailers had been affected, notwithstanding the preventive measures such retailers had in place. Any security breach or event resulting in the misappropriation, loss, or other unauthorized disclosure of confidential information or degradation of services provided by critical business systems, whether by us directly or our third-party service providers, could adversely affect our business operations, sales, reputation with current and potential customers, associates or vendors as well as other operational and financial impacts derived from investigations, litigation, imposition of penalties, or other means. In addition, our failure to respond quickly and appropriately to such a security breach could exacerbate the consequences of the breach.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We lease or sublease substantially all of our dealership properties and other facilities. These leases are generally for a period of between 5 and 20 years and are typically structured to include renewal options at our election. We lease office space in Bloomfield Hills, Michigan; Leicester, England; and Brisbane, Australia for our principal administrative headquarters and other corporate related activities. We believe that our facilities are sufficient for our needs and are in good repair.

Item 3.  Legal Proceedings

We are involved in litigation which may relate to claims brought by governmental authorities, customers, vendors, or employees, including class action claims and purported class action claims. We are not a party to any legal proceedings, including class action lawsuits, that individually or in the aggregate are reasonably expected to have a material effect on us. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “PAG.” As of February 12, 2021, there were 215 holders of record of our common stock.

Dividends

In May 2020, our Board of Directors temporarily suspended our cash dividend. On October 14, 2020, we announced the reinstatement of our cash dividend in the amount of $0.42 per share. We have also announced a cash dividend of $0.43 per share to be paid on March 1, 2021, to stockholders of record as of February 10, 2021. While future cash dividends will depend upon our earnings, capital requirements, financial condition, restrictions imposed by any then-existing indebtedness, and other factors considered relevant by our Board of Directors, we currently expect to continue to pay comparable dividends in the future.

Securities Repurchases

In September 2019, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities to $200.0 million. As of December 31, 2020, we had $170.6 million in repurchase authorization remaining under the securities repurchase program. For further information with respect to repurchases of our shares by us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Securities Repurchases” and Part II, Item 8, Note 15 of the Notes to our Consolidated Financial Statements.

SHARE INVESTMENT PERFORMANCE

The following graph compares the cumulative total stockholder returns on our common stock based on an investment of $100 on December 31, 2015, and the close of the market on December 31 of each year thereafter against (i) the Standard & Poor’s 500 Index and (ii) an industry/peer group consisting of Asbury Automotive Group, Inc., AutoNation, Inc., Group 1 Automotive, Inc., Lithia Motors, Inc., and Sonic Automotive, Inc. The graph assumes the reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Penske Automotive Group, Inc., the S&P 500 Index, and a Peer Group

$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
Penske Automotive Group, Inc.
S&P 500
Peer Group

*	$100 invested on 12/31/15 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	Cumulative Total Return
	12/15	12/16	12/17	12/18	12/19	12/20
Penske Automotive Group, Inc.	100.00	126.16	119.72	103.90	133.98	160.86
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
Peer Group	100.00	89.09	92.94	69.31	115.88	177.66

Item 6. Selected Financial Data

Not Applicable.

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

Overview

We are a diversified international transportation services company that operates automotive and commercial truck dealerships principally in the United States, Canada, and Western Europe and distributes commercial vehicles, power systems, and related parts and services principally in Australia and New Zealand. We employ over 23,000 people worldwide.

COVID-19 Disclosure

Overview - The outbreak of the COVID-19 pandemic across the globe adversely impacted each of our markets and the global economy beginning in the first quarter of 2020, leading to disruptions to our business. Governmental authorities have taken countermeasures to slow the outbreak, including shelter-in-place orders, restrictions on travel, and government-funded assistance programs to individuals and businesses. The shelter-in-place orders and resulting business closures severely and negatively impacted our results, in particular in the second quarter of 2020. While the pandemic continues in all of our markets, as these orders lapsed and businesses reopened, we experienced improved business conditions and improved financial results in the third and fourth quarters, primarily driven by our cost cutting measures and increased gross profit on vehicles sold. During 2020, our new and used gross profit per unit increased 17.1% and 29.3%, principally resulting from limited vehicle availability due to plant shutdowns related to the COVID-19 pandemic, as new and used retail automotive gross profit per unit increased when compared to 2019. In addition, selling, general, and administrative expenses as a percentage of gross profit decreased by 3.6 percentage points in 2020 in part due to employee reductions, temporary compensation reductions, government assistance, and other expense reductions noted below.

The situation caused by the COVID-19 pandemic is highly fluid and rapidly evolving, and while we continue to adjust our operations to conform to regulatory changes and consumer preferences in the evolving environment, we cannot anticipate with any certainty the length, scope, or severity of the business impact from the COVID-19 pandemic in each of the jurisdictions that we operate. See “Part I, Item 1A. Risk Factors.”

In response to shelter-in-place orders resulting from the COVID-19 pandemic, many of our automotive and commercial vehicle showrooms experienced temporary closures during 2020. Nearly all of our service, parts, and collision center departments remained open during the crisis, and curbside or home delivery offerings supplemented our traditional service offerings. We modified certain business practices to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. We continue to offer sales activity by appointment and through our e-commerce channels. In all of our locations, we implemented enhanced cleaning procedures, enforced social distancing guidelines, and took other precautions to maintain the health and safety of our employees and customers. We continue to experience interim business closures at some of our facilities in response to a customer or employee reporting a positive test result for COVID-19. When we become aware of such result, we notify appropriate personnel and deep clean our facility, which may include closure of that facility. We also are experiencing increased costs for providing the appropriate level of safety equipment for our facilities, employees, and customers, as well as increased costs for daily and enhanced deep cleaning when appropriate.

Beginning in the first quarter of 2020, we implemented a hiring freeze and expense reductions across the company, including the postponement and elimination of an estimated $150 million in capital expenditures. We furloughed approximately 15,000 employees in April and May in various countries, though we returned most of those employees to work during the course of the year. We also reduced our workforce by approximately 3,300 employees or 12.4% compared to December 31, 2019. During 2020, many of our employees who were not furloughed worked reduced hours and experienced pay cuts, including a six-month 100% reduction in salary for our CEO and President and 25% temporary reductions in salary for our other named executive officers. In addition, our Board of Directors waived six months of board service fees in 2020. The compensation levels for our executive officers and Board of Directors have since returned to their pre-COVID-19 levels.

Most of our manufacturer partners began suspending production beginning in late March 2020, and production disruptions continued into the second quarter of 2020. These disruptions resulted in lower inventory levels, in particular for new vehicles and limited inventory of certain models. Our manufacturer partners began providing us with additional incentive support in March 2020, and our manufacturer and lending partners have provided support to retail customers, such as increased incentives, payment deferrals, as well as 0% financing on certain vehicles and term lengths. While production has improved, the level of new vehicle inventory remains well below historical levels, which has contributed to increased gross profit on vehicles sold.

United States – Beginning in March 2020, shelter-in-place rules in many states either required we close dealerships or limit our automotive dealership operations to essential services. Virtual/online sales of new and used vehicles remained available in all locations, while the service departments remained open to support critical transportation needs. In May 2020, many shelter-in-place rules began to expire, and restrictions were slowly lifted in many states allowing us to reopen dealerships all of which remain open, subject in certain locations to personnel capacity limits. For the year ended December 31, 2020, new and used retail automotive gross profit per unit increased 19.5% and 16.8%, primarily due to inventory shortages and additional manufacturer incentives, while our automotive dealerships experienced a 14.4% decrease in unit volume and a 12.5% decrease in service and parts revenues compared to the prior year on a same-store basis. Our U.S. Used Vehicle SuperCenters experienced a same-store used unit sales decline of 26.9% in 2020, largely attributable to lower inventory and the COVID-19 pandemic.

Commercial truck dealership sales and service operations were classified as essential businesses and remained open throughout 2020 in most locations around the U.S. and Canada providing services to our customers. For the year ended December 31, 2020, the North American Class 6-8 retail sales market declined 29.6%, and our new same-store unit sales and revenue declined 10.0% and 5.2%, respectively, during the same period.

Penske Transportation Solutions – We have a 28.9% ownership interest in Penske Transportation Solutions ("PTS"). As an integral part of the North American supply chain, PTS has been generally classified as essential by governmental authorities which allowed PTS to remain operating in much of its business, providing crucial supply chain and transportation services to its customers. While its full-service leasing and contract maintenance businesses remained consistent, commercial rental utilization slowed during the second quarter of 2020 but increased with the expirations of the shelter-in-place orders. In the third quarter of 2020, PTS began to experience increased levels of utilization and profitability as business conditions improved. In its logistics services business, throughout 2020, PTS experienced heavy volumes in the grocery sector which were offset by plant closings in automotive and manufacturing. In the third quarter of 2020, most of PTS’ logistics customers returned to normal operations, generating strong results. PTS has also experienced improved remarketing results as truck prices improved in response to limited inventory. In response to the COVID-19 pandemic, PTS initially furloughed over 5,000 employees, most of which returned to work. PTS also reduced executive salaries by up to 30%, which reductions have been eliminated.

United Kingdom – All dealerships closed on March 24, 2020, in accordance with government orders, though we provided service and parts operations on an emergency basis. Over 90% of the employees in the U.K. were placed on furlough beginning March 24, 2020. However, we opened substantially all service and parts operations in mid-May 2020 and showrooms in early June 2020. During the fourth quarter of 2020 and continuing into 2021, in response to increased incidence of the COVID-19 pandemic, certain parts of the U.K. reinstated shelter-in-place orders which required our dealerships to close. We continue to conduct sales through our online “Click & Collect” program, which allows vehicle sales without showroom access. Despite showroom closures in the U.K. during the fourth quarter of 2020, our UK dealers experienced a 5.6% increase in gross profit when compared to the fourth quarter of 2019 driven by an increase in gross profit per unit and sales through our e-commerce channels. For the year ended December 31, 2020, new and used retail automotive gross profit per unit increased 10.1% and 45.6%, primarily due to inventory shortages and additional manufacturer incentives, while our automotive dealerships experienced a 20.5% decrease in unit volume and a 14.1% decrease in service and parts revenues compared to the prior year on a same-store basis. Our U.K. Used Vehicle SuperCenters also experienced a same-store gross profit per unit increase of 35.2%, primarily due to improved inventory management, and a same-store used unit sales decrease of 31.3% in 2020.

Australia – In most jurisdictions, non-essential business operations were closed by government order in March 2020 though many governmental restrictions have since been lifted. Penske Australia has been deemed essential throughout the COVID-19 pandemic, and therefore, sales, parts, service, and defense functions continue to remain operational. Throughout 2020, Penske Australia results of operations have remained consistent in spite of the COVID-19 pandemic.

Government Assistance – We received government assistance in most of our jurisdictions through COVID-19 related government programs which provided tax credits or direct wage or health care assistance payments to us. These programs generally require us to claim tax credits or apply to the government for reimbursement of wages or employee health benefits based on the applicable laws and programs within each jurisdiction. During 2020, we received $57.5 million of wage assistance for furloughed employees in the U.K., as well as an additional $8.5 million of assistance and tax credits in our U.S. and other jurisdictions. As a result, we recorded a reduction to selling, general, and administrative expenses of approximately $66.0 million for the amounts of government assistance received during 2020.

Liquidity – As of December 31, 2020, we had $49.5 million of cash and access to an additional $952 million of availability through our revolving credit facilities. This amount includes $100 million of additional borrowing capacity under our U.S. credit agreement which we amended effective August 1, 2020.

During the third quarter of 2020, we repaid in full at scheduled maturity our $300 million 3.75% senior subordinated notes due August 15, 2020. We also issued $550 million in aggregate principal amount of 3.50% senior subordinated notes due 2025 in August 2020, the proceeds of which were used to redeem our $550 million in aggregate principal amount of 5.75% senior subordinated notes due 2022 on October 1, 2020. During the fourth quarter of 2020, we also redeemed our $300 million 5.375% senior subordinated notes due 2024 at a redemption price equal to 101.792% of the principal amount together with accrued and unpaid interest, using availability under our U.S. revolving credit facility and cash flow from operations. Refer to Part II, Item 8, Note 10 of the Notes to our Consolidated Financial Statements for further discussion of our long-term debt.

Risks and Uncertainties – The full impact that the COVID-19 pandemic will have on our business cannot be predicted at this time due to numerous uncertainties, including the duration of the outbreak, travel restrictions, business closures, the effectiveness of actions taken to contain the disease, the distribution rate and acceptance rate of a vaccine, the effect of government assistance programs, production levels from our manufacturing partners, and other unintended consequences. This impact could include changes in customer demand, our relationship with, and the financial and operational capacities of, vehicle manufacturers, captive finance companies and other suppliers, workforce availability, risks associated with our indebtedness (including available borrowing capacity, compliance with financial covenants and ability to refinance or repay indebtedness on favorable terms), the adequacy of our cash flow and earnings and other conditions which may affect our liquidity, our ability to pay our quarterly dividend at prior levels, and disruptions to our technology network and other critical systems, including our dealer management systems and software or other facilities or equipment.

We believe that business disruption relating to the COVID-19 pandemic will continue to negatively impact the global economy and may materially affect our businesses as outlined above, or in other manners, all of which would adversely impact our business and results of operations.

Business Overview

In 2020, our business generated $20.4 billion in total revenue, which is comprised of approximately $17.9 billion from retail automotive dealerships, $2.1 billion from retail commercial truck dealerships, and $454.2 million from commercial vehicle distribution and other operations. We generated $3.2 billion in gross profit, which is comprised of $2.8 billion from retail automotive dealerships, $280.9 million from retail commercial truck dealerships, and $122.3 million from commercial vehicle distribution and other operations.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $17.9 billion in total retail automotive dealership revenue we generated in 2020. As of December 31, 2020, we operated 304 retail automotive franchises, of which 142 franchises are located in the U.S. and 162 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In 2020, we retailed and wholesaled more than 505,000 vehicles. We are diversified geographically with 57% of our total retail automotive dealership revenues in 2020 generated in the U.S. and Puerto Rico and 43% generated outside the U.S. We offer over 35 vehicle brands with 71% of our retail automotive dealership revenue in 2020 generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz, and Porsche. Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services, the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts, and replacement and aftermarket automotive products. In 2020, we also acquired the remaining 8.2% interest in one of our former retail automotive joint ventures in Aachen, Germany.

We also operate seventeen Used Vehicle SuperCenters in the U.S. and the U.K., which retail and wholesale used vehicles under a one price, “no-haggle” methodology. Our operations in the U.S. consist of six retail locations operating in the Philadelphia and Pittsburgh, Pennsylvania market areas. Our operations in the U.K. consist of eleven retail locations and a vehicle preparation center. During 2020, we opened one Used Vehicle SuperCenter in Nottingham, United Kingdom. For the year ended December 31, 2020, these Used Vehicle SuperCenters retailed 53,207 units and generated $1.0 billion in revenue.

Retail automotive dealerships represented 87.7% of our total revenues and 87.3% of our total gross profit in 2020.

Retail Commercial Truck Dealership. We operate a heavy and medium duty truck dealership group known as Premier Truck Group (“PTG”) offering primarily Freightliner and Western Star trucks (both Daimler brands) with locations in Texas, Oklahoma, Tennessee, Georgia, Utah, Idaho, and Canada. As of December 31, 2020, PTG operated twenty-five locations. PTG also offers a full range of used trucks available for sale as well as service and parts departments, providing a full range of maintenance and repair services.

This business represented 10.1% of our total revenues and 8.8% of our total gross profit in 2020.

Penske Australia. We are the exclusive importer and distributor of Western Star heavy-duty trucks, MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand, and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Allison Transmission, MTU Onsite Energy, Rolls Royce Power Systems, and Bergen Engines. This business, known as Penske Australia, offers products across the on- and off-highway markets, including in the construction, mining, marine, defense, and power generation sectors and supports full parts and aftersales service through a network of branches, field locations, and dealers across the region.

These businesses represented 2.2% of our total revenues and 3.9% of our total gross profit in 2020.

Penske Transportation Solutions. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P (“PTL”). PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. (“Mitsui”). We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments. Penske Transportation Solutions (“PTS”) is the universal brand name for PTL’s various business lines through which it is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental, and contract maintenance along with logistic services, such as dedicated contract carriage, distribution center management, transportation management, lead logistics provider services, and dry van truckload carrier services. We recorded $164.5 million in equity earnings from this investment in 2020.

Outlook

Please see the discussion provided under “Outlook” in Part I, Item 1 for a discussion of our outlook in our markets.

Operating Overview

Automotive and commercial truck dealerships represent the majority of our results of operations. New and used vehicle revenues typically include sales to retail customers, fleet customers, and leasing companies providing consumer leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, sales of third-party insurance policies, commissions relating to the sale of finance and lease contracts to third parties, and the sales of certain other products. Service and parts revenues include fees paid by customers for repair, maintenance and collision services, and the sale of replacement parts and other aftermarket accessories as well as warranty repairs that are reimbursed directly by various OEMs.

Our gross profit tends to vary with the mix of revenues we derive from the sale of new vehicles, used vehicles, finance and insurance products, and service and parts transactions. Our gross profit varies across product lines with vehicle sales usually resulting in lower gross profit margins and our other revenues resulting in higher gross profit margins. Factors such as inventory and vehicle availability, customer demand, consumer confidence, unemployment, general economic conditions, seasonality, weather, credit availability, fuel prices, and manufacturers’ advertising and incentives also impact the mix of our revenues and therefore, influence our gross profit margin.

The results of our commercial vehicle distribution business in Australia and New Zealand are principally driven by the number and types of products and vehicles ordered by our customers.

Aggregate revenue and gross profit decreased $2,735.5 million, or 11.8%, and $271.0 million, or 7.8%, respectively, during 2020 compared to 2019. See “COVID-19 Disclosure” above.

As exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to weaken against the U.S. Dollar, our U.K. results of operations would translate into less U.S. Dollar reported results. Foreign currency average rate fluctuations increased revenue and gross profit by $118.6 million and $16.9 million, respectively, in 2020. Foreign currency average rate fluctuations increased earnings per share from continuing operations by approximately $0.03 per share in 2020. Excluding the impact of foreign currency average rate fluctuations, revenue and gross profit decreased 12.3% and 8.3%, respectively, in 2020.

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

Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories that are secured by those vehicles. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing, and includes interest relating to our retail commercial truck dealership and commercial vehicle distribution operations. The cost of our variable rate indebtedness is based on the prime rate, defined London Interbank Offered Rate (“LIBOR”), the Bank of England Base Rate, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Australian Bank Bill Swap Rate, or the New Zealand Bank Bill Benchmark Rate.

Regulatory authorities in both the U.S. and U.K. have announced their intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In the U.S., we expect the Secured Overnight Financing Rate (“SOFR”) will be adopted in lieu of LIBOR. In the U.K., we expect the Sterling Overnight Indexed Average (SONIA) to be adopted. Our senior secured revolving credit facilities in the U.S. and U.K., and many of our floorplan arrangements, utilize LIBOR as a benchmark for calculating the applicable interest rate. We cannot predict the effect of the potential changes to or elimination of LIBOR or the establishment and use of alternative rates or benchmarks and the corresponding effects on our cost of capital.

Equity in earnings of affiliates principally represents our share of the earnings from PTS, along with our investments in joint ventures and other non-consolidated investments.

The future success of our business is dependent upon, among other things, general economic and industry conditions; including the recovery time frame for the global economy in light of the COVID-19 pandemic; our ability to react effectively to changing business conditions in light of the COVID-19 pandemic; our ability to consummate and integrate acquisitions; the level of vehicle sales in the markets where we operate; our ability to obtain vehicles from our manufacturers, especially in light of the COVID-19 pandemic; our ability to increase sales of higher margin products, especially service and parts sales; our ability to realize returns on our significant capital investment in new and upgraded dealership facilities; our ability to navigate a rapidly changing automotive and truck landscape; the success of our distribution of commercial vehicles, engines, and power systems; and the return realized from our investments in various joint ventures and other non-consolidated investments. See “Item 1A. Risk Factors” and “Forward-Looking Statements” below.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the application of accounting policies that often involve making estimates and employing judgments. Such judgments influence the assets, liabilities, revenues, and expenses recognized in our financial statements. Management, on an ongoing basis, reviews these estimates and assumptions. Management may determine that modifications in assumptions and estimates are required, which may result in a material change in our results of operations or financial position.

The following are the accounting policies applied in the preparation of our financial statements that management believes are most dependent upon the use of estimates and assumptions.

Revenue Recognition

Dealership Vehicle, Parts, and Service Sales. We record revenue for vehicle sales at a point in time when vehicles are delivered, which is when the transfer of title, risks, and rewards of ownership and control are considered passed to the customer. We record revenue for vehicle service and collision work over time as work is completed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general, and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received or upon attainment of the particular program goals if not associated with individual vehicles. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenue). During 2020, 2019, and 2018, we earned $588.7 million, $698.4 million, and $699.4 million, respectively, of rebates, incentives, and reimbursements from manufacturers, of which $575.4 million, $679.2 million, and $680.0 million, respectively, was recorded as a reduction of cost of sales. The remaining $13.3 million, $19.2 million, and $19.4 million was recorded as a reduction of selling, general, and administrative expenses during 2020, 2019, and 2018, respectively.

Dealership Finance and Insurance Sales. Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection, and extended service contracts. These commissions are recorded as revenue at a point in time when the customer enters into the contract. Payment is typically due and collected within 30 days subsequent to the execution of the contract with the customer. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $28.7 million and $26.6 million as of December 31, 2020, and December 31, 2019, respectively.

Commercial Vehicle Distribution. We record revenue from the distribution of vehicles, engines, and other products at a point in time when delivered, which is when the transfer of title, risks, and rewards of ownership and control are considered passed to the customer. We record revenue for service or repair work over time as work is completed and when parts are delivered to our customers. For our long-term power generation contracts, we record revenue over time as services are provided in accordance with contract milestones.

Refer to the disclosures provided in Part II, Item 8, Note 2 of the Notes to our Consolidated Financial Statements for additional detail on revenue recognition.

Impairment Testing

Other indefinite-lived intangible assets are assessed for impairment annually on October 1 and upon the occurrence of an indicator of impairment through a comparison of its carrying amount and estimated fair value. These indefinite-lived intangible assets relate to franchise agreements with vehicle manufacturers and distributors, which represent the estimated value of franchises acquired in business combinations, and distribution agreements with commercial vehicle manufacturers, which represent the estimated value for distribution rights acquired in business combinations. An indicator of impairment exists if the carrying value exceeds its estimated fair value, and an impairment loss may be recognized up to that excess. The fair value is determined using a discounted cash flow approach, which includes assumptions about revenue and profitability growth, profit margins, and the cost of capital. We also evaluate, in connection with the annual impairment testing, whether events and circumstances continue to support our assessment that the other indefinite-lived intangible assets continue to have an indefinite life.

Goodwill impairment is assessed at the reporting unit level annually on October 1 and upon the occurrence of an indicator of impairment. Our operations are organized by management into operating segments by line of business and geography. We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations and other non-automotive consolidated operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations which includes our investment in PTS. We have determined that the dealerships in each of our operating segments within the Retail Automotive reportable segment are components that are aggregated into six reporting units for the purpose of goodwill impairment testing as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and/or used vehicles, service, parts and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals), and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The reporting units are Eastern, Central, and Western United States, Stand-Alone Used United States, International, and Stand-Alone Used International. Our Retail Commercial Truck reportable segment has been determined to represent one operating segment and reporting unit. The goodwill included in our Other reportable segment relates to our commercial vehicle distribution operating segment. There is no goodwill recorded in our Non-Automotive Investments reportable segment.

For our Retail Automotive, Retail Commercial Truck, and Other reporting units, we prepared a quantitative assessment of the carrying value of goodwill. We estimated the fair value of our reporting units using an “income” valuation approach. The “income” valuation approach estimates our enterprise value using a net present value model, which discounts projected free cash flows of our business using the weighted average cost of capital as the discount rate. We also validate the fair value for each reporting unit using the income approach by calculating a cash earnings multiple and determining whether the multiple was reasonable compared to recent market transactions completed by the Company or in the industry. As part of that assessment, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization. We believe this reconciliation process is consistent with a market participant perspective. This consideration would also include a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest and other significant assumptions, including revenue and profitability growth, franchise profit margins, residual values, and the cost of capital. During 2020, we concluded that for the retail automotive, retail commercial truck, and other reporting units that their fair values exceeded its carrying value.

Investments

We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $1,500.3 million and $1,399.0 million as of December 31, 2020, and 2019, respectively, including $1,419.2 million and $1,323.2 million relating to PTS as of December 31, 2020, and 2019, respectively. We currently hold a 28.9% ownership interest in PTS.

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

Self-Insurance

We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, vehicle physical damage insurance, property insurance, employment practices liability insurance, information security risk insurance, directors and officers’ insurance, and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $29.7 million and $28.6 million as of December 31, 2020, and 2019, respectively.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, includes various income and payroll tax provisions, modifications to federal net operating loss rules, business interest deduction limitations, and bonus depreciation eligibility for qualified improvement property. As a result of the net operating loss carryback provision of the CARES Act and various other U.S. and foreign tax legislation changes, we recorded an income tax benefit of $11.4 million for the year ended December 31, 2020. Additionally, we received payroll tax deferrals and benefits from the employee retention tax credit.

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

Refer to the disclosures provided in Part II, Item 8, Note 3 and Note 12 of the Notes to our Consolidated Financial Statements for a description of our operating leases.

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

The results for 2020 have been impacted by the COVID-19 pandemic, and each of the items mentioned below should be reviewed in light of our discussion under “COVID-19 Disclosure” and “Item 1A. Risk Factors” which are incorporated herein. The results for 2020 include a net income tax benefit of $11.4 million, or $0.14 per share, related to the CARES Act and various other U.S. and foreign tax legislation changes. The results for 2020 also include a net benefit of $3.3 million, or $0.04 per share, related to a gain on the sale of retail automotive dealerships, partially offset by a loss on debt extinguishment of $6.4 million, or $0.08 per share.

For the discussion and analysis comparing the results of operations for 2018 to 2019, we refer you to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results in the 2019 Form 10-K filed on February 21, 2020.

Retail Automotive Dealership New Vehicle Data

(In millions, except unit and per unit amounts)

			2020 vs. 2019				2019 vs. 2018
New Vehicle Data	2020	2019	Change	% Change	2019	2018	Change	% Change
New retail unit sales	178,437	222,704	(44,267)	(19.9)%	222,704	235,964	(13,260)	(5.6)%
Same-store new retail unit sales	176,153	212,848	(36,695)	(17.2)%	214,389	225,513	(11,124)	(4.9)%
New retail sales revenue	$8,080.5	$9,329.5	$(1,249.0)	(13.4)%	$9,329.5	$9,666.4	$(336.9)	(3.5)%
Same-store new retail sales revenue	$8,007.2	$9,013.4	$(1,006.2)	(11.2)%	$9,000.7	$9,291.4	$(290.7)	(3.1)%
New retail sales revenue per unit	$45,285	$41,892	$3,393	8.1%	$41,892	$40,966	$926	2.3%
Same-store new retail sales revenue per unit	$45,456	$42,347	$3,109	7.3%	$41,983	$41,201	$782	1.9%
Gross profit — new	$652.8	$695.6	$(42.8)	(6.2)%	$695.6	$724.6	$(29.0)	(4.0)%
Same-store gross profit — new	$648.7	$676.2	$(27.5)	(4.1)%	$666.7	$693.5	$(26.8)	(3.9)%
Average gross profit per new vehicle retailed	$3,659	$3,124	$535	17.1%	$3,124	$3,070	$54	1.8%
Same-store average gross profit per new vehicle retailed	$3,683	$3,177	$506	15.9%	$3,110	$3,075	$35	1.1%
Gross margin % — new	8.1%	7.5%	0.6%	8.0%	7.5%	7.5%	—%	—%
Same-store gross margin % — new	8.1%	7.5%	0.6%	8.0%	7.4%	7.5%	(0.1)%	(1.3)%

Units

Retail unit sales of new vehicles decreased from 2019 to 2020 due to a 36,695 unit, or 17.2%, decrease in same-store new retail unit sales, coupled with a 7,572 unit decrease from net dealership dispositions. Same-store units decreased 14.0% in the U.S. and decreased 22.6% internationally. Overall, new units decreased 14.8% in the U.S. and decreased 27.8% internationally. The decrease in units is primarily due to the decline in our retail automotive business resulting from the COVID-19 pandemic, as well as the limited availability of inventory from our manufacturers as discussed above.

Revenues

New vehicle retail sales revenue decreased from 2019 to 2020 due to a $1,006.2 million, or 11.2%, decrease in same-store revenues, coupled with a $242.8 million decrease from net dealership dispositions. Excluding $40.0 million of favorable foreign currency fluctuations, same-store new retail revenue decreased 11.6%. The same-store revenue decrease is due to the decrease in same-store new retail unit sales, which decreased revenue by $1,553.9 million, partially offset by the $3,109 per unit increase in comparative average selling prices (including a $227 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $547.7 million.

Gross Profit

Retail gross profit from new vehicle sales decreased from 2019 to 2020 due to a $27.5 million, or 4.1%, decrease in same-store gross profit, coupled with a $15.3 million decrease from net dealership dispositions. Excluding $3.9 million of favorable foreign currency fluctuations, same-store gross profit decreased 4.6%. The decrease in same-store gross profit is due to the decrease in same-store new retail unit sales, which decreased gross profit by $116.6 million, partially offset by a $506 per unit increase in the average gross profit per new vehicle retailed (including a $22 per unit increase attributable to favorable foreign currency fluctuations), which increased gross profit by $89.1 million. The increase in average gross profit per new vehicle retailed is partially attributed to limited availability of inventory from our manufacturers as discussed above.

Retail Automotive Dealership Used Vehicle Data

(In millions, except unit and per unit amounts)

			2020 vs. 2019				2019 vs. 2018
Used Vehicle Data	2020	2019	Change	% Change	2019	2018	Change	% Change
Used retail unit sales	233,469	284,190	(50,721)	(17.8)%	284,190	282,542	1,648	0.6%
Same-store used retail unit sales	226,920	273,732	(46,812)	(17.1)%	275,123	272,086	3,037	1.1%
Used retail sales revenue	$6,414.7	$7,241.2	$(826.5)	(11.4)%	$7,241.2	$7,252.1	$(10.9)	(0.2)%
Same-store used retail sales revenue	$6,289.4	$7,015.2	$(725.8)	(10.3)%	$7,029.3	$7,028.3	$1.0	0.0%
Used retail sales revenue per unit	$27,476	$25,480	$1,996	7.8%	$25,480	$25,667	$(187)	(0.7)%
Same-store used retail sales revenue per unit	$27,716	$25,628	$2,088	8.1%	$25,550	$25,831	$(281)	(1.1)%
Gross profit — used	$388.9	$366.1	$22.8	6.2%	$366.1	$409.1	$(43.0)	(10.5)%
Same-store gross profit — used	$382.4	$359.8	$22.6	6.3%	$359.3	$399.0	$(39.7)	(9.9)%
Average gross profit per used vehicle retailed	$1,666	$1,288	$378	29.3%	$1,288	$1,448	$(160)	(11.0)%
Same-store average gross profit per used vehicle retailed	$1,685	$1,314	$371	28.2%	$1,306	$1,466	$(160)	(10.9)%
Gross margin % — used	6.1%	5.1%	1.0%	19.6%	5.1%	5.6%	(0.5)%	(8.9)%
Same-store gross margin % — used	6.1%	5.1%	1.0%	19.6%	5.1%	5.7%	(0.6)%	(10.5)%

Units

Retail unit sales of used vehicles decreased from 2019 to 2020 due to a 46,812 unit, or 17.1%, decrease in same-store used retail unit sales, coupled with a 3,909 unit decrease from net dealership dispositions. Same-store units decreased 14.8% in the U.S. and decreased 19.1% internationally. Same-store retail units for our U.S. and U.K. Used Vehicle SuperCenters decreased 26.9% and 31.3%, respectively. Overall, used units decreased 14.5% in the U.S. and decreased 20.7% internationally. The decrease in units is primarily due to the decline in our retail automotive business resulting from the COVID-19 pandemic.

Revenues

Used vehicle retail sales revenue decreased from 2019 to 2020 due to a $725.8 million decrease in same-store revenues, coupled with a $100.7 million decrease from net dealership dispositions. Excluding $58.9 million of favorable foreign currency fluctuations, same-store used retail revenue decreased 11.2%. The same-store revenue decrease is primarily due to the decrease in same-store used retail unit sales, which decreased revenue by $1,199.6 million, partially offset by a $2,088 per unit increase in comparative average selling prices (including a $259 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $473.8 million. The average sales price per unit for our Used Vehicle SuperCenters increased 7.8% to $15,901.

Gross Profit

Retail gross profit from used vehicle sales increased $22.8 million, or 6.2%, from 2019 to 2020, including a $22.6 million, or 6.3%, increase in same-store gross profit. Excluding $4.1 million of favorable foreign currency fluctuations, same-store gross profit increased 5.1%. The increase in same-store gross profit is due to a $371 per unit increase in average gross profit per used vehicle retailed (including an $18 per unit increase attributable to favorable foreign currency fluctuations), which increased gross profit by $84.1 million, partially offset by the decrease in same-store used retail unit sales, which decreased gross profit by $61.5 million. The average gross profit per unit for our Used Vehicle SuperCenters increased 16.2% to $924. The increase in average gross profit per used vehicle retailed is primarily due to lower inventory availability of new vehicles and greater affordability of used vehicles as compared to new, which increased demand for used vehicles, and improved vehicle sourcing particularly in our Used Vehicle SuperCenters.

Retail Automotive Dealership Finance and Insurance Data

(In millions, except unit and per unit amounts)

			2020 vs. 2019				2019 vs. 2018
Finance and Insurance Data	2020	2019	Change	% Change	2019	2018	Change	% Change
Total retail unit sales	411,906	506,894	(94,988)	(18.7)%	506,894	518,506	(11,612)	(2.2)%
Total same-store retail unit sales	403,073	486,580	(83,507)	(17.2)%	489,512	497,599	(8,087)	(1.6)%
Finance and insurance revenue	$576.3	$652.1	$(75.8)	(11.6)%	$652.1	$629.6	$22.5	3.6%
Same-store finance and insurance revenue	$566.1	$634.0	$(67.9)	(10.7)%	$635.9	$611.7	$24.2	4.0%
Finance and insurance revenue per unit	$1,399	$1,287	$112	8.7%	$1,287	$1,214	$73	6.0%
Same-store finance and insurance revenue per unit	$1,404	$1,303	$101	7.8%	$1,299	$1,229	$70	5.7%

Finance and insurance revenue decreased from 2019 to 2020 due to a $67.9 million, or 10.7%, decrease in same-store revenues, coupled with a $7.9 million decrease from net dealership dispositions. Excluding $3.6 million of favorable foreign currency fluctuations, same-store finance and insurance revenue decreased 11.3%. The same-store revenue decrease is due to the decrease in same-store retail unit sales, which decreased revenue by $108.7 million, partially offset by a $101 per unit increase in comparative average finance and insurance revenue per unit (including an $8 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $40.8 million. Finance and insurance revenue per unit increased 9.1% in the U.S. and 6.5% in the U.K. We believe the increase in same-store finance and insurance revenue per unit is primarily due to our efforts to increase finance and insurance penetration, which include implementing interactive digital customer sales platforms, additional training, and targeting underperforming locations.

Retail Automotive Dealership Service and Parts Data

(In millions)

			2020 vs. 2019				2019 vs. 2018
Service and Parts Data	2020	2019	Change	% Change	2019	2018	Change	% Change
Service and parts revenue	$1,883.7	$2,195.9	$(312.2)	(14.2)%	$2,195.9	$2,151.4	$44.5	2.1%
Same-store service and parts revenue	$1,867.4	$2,134.3	$(266.9)	(12.5)%	$2,134.0	$2,079.9	$54.1	2.6%
Gross profit — service and parts	$1,127.4	$1,305.8	$(178.4)	(13.7)%	$1,305.8	$1,277.3	$28.5	2.2%
Same-store service and parts gross profit	$1,115.7	$1,266.3	$(150.6)	(11.9)%	$1,266.4	$1,234.5	$31.9	2.6%
Gross margin % — service and parts	59.9%	59.5%	0.4%	0.7%	59.5%	59.4%	0.1%	0.2%
Same-store service and parts gross margin %	59.7%	59.3%	0.4%	0.7%	59.3%	59.4%	(0.1)%	(0.2)%

Revenues

Service and parts revenue decreased from 2019 to 2020 with a decrease of 13.3% in the U.S. and 15.9% internationally. The overall decrease in service and parts revenue is due to a $266.9 million, or 12.5%, decrease in same-store revenues, coupled with a $45.3 million decrease from net dealership dispositions. Excluding $10.1 million of favorable foreign currency fluctuations, same-store revenue decreased 13.0%. The decrease in same-store revenue is due to a $161.7 million, or 11.2%, decrease in customer pay revenue, a $77.8 million, or 14.3% decrease in warranty revenue, and a $27.4 million, or 18.6%, decrease in vehicle preparation and body shop revenue. We believe the decrease in service and parts revenue is related to the COVID-19 pandemic discussed above as changes in vehicle use patterns such as working from home resulted in lower vehicle miles traveled, coupled with lower vehicle recall activity.

Gross Profit

Service and parts gross profit decreased from 2019 to 2020 due to a $150.6 million, or 11.9%, decrease in same-store gross profit, coupled with a $27.8 million decrease from net dispositions. Excluding $5.7 million of favorable foreign currency fluctuations, same-store gross profit decreased 12.3%. The same-store gross profit decrease is due to the decrease in same-store revenues, which decreased gross profit by $159.4 million, partially offset by a 0.4% increase in same-store gross margin, which increased gross profit by $8.8 million. The same-store gross profit decrease is due to a $73.7 million, or 10.7%, decrease in customer pay gross profit, a $41.5 million, or 14.6%, decrease in vehicle preparation and body shop gross profit, and a $35.4 million, or 12.2%, decrease in warranty gross profit.

Retail Commercial Truck Dealership Data

(In millions, except unit and per unit amounts)

			2020 vs. 2019				2019 vs. 2018
New Commercial Truck Data	2020	2019	Change	% Change	2019	2018	Change	% Change
New retail unit sales	11,324	11,897	(573)	(4.8)%	11,897	8,291	3,606	43.5%
Same-store new retail unit sales	7,577	8,415	(838)	(10.0)%	8,306	8,200	106	1.3%
New retail sales revenue	$1,315.9	$1,347.2	$(31.3)	(2.3)%	$1,347.2	$866.9	$480.3	55.4%
Same-store new retail sales revenue	$885.9	$934.3	$(48.4)	(5.2)%	$921.0	$854.3	$66.7	7.8%
New retail sales revenue per unit	$116,201	$113,239	$2,962	2.6%	$113,239	$104,563	$8,676	8.3%
Same-store new retail sales revenue per unit	$116,915	$111,024	$5,891	5.3%	$110,883	$104,179	$6,704	6.4%
Gross profit — new	$50.4	$61.4	$(11.0)	(17.9)%	$61.4	$40.8	$20.6	50.5%
Same-store gross profit — new	$34.2	$40.1	$(5.9)	(14.7)%	$39.1	$40.0	$(0.9)	(2.3)%
Average gross profit per new truck retailed	$4,451	$5,164	$(713)	(13.8)%	$5,164	$4,916	$248	5.0%
Same-store average gross profit per new truck retailed	$4,513	$4,762	$(249)	(5.2)%	$4,708	$4,873	$(165)	(3.4)%
Gross margin % — new	3.8%	4.6%	(0.8)%	(17.4)%	4.6%	4.7%	(0.1)%	(2.1)%
Same-store gross margin % — new	3.9%	4.3%	(0.4)%	(9.3)%	4.2%	4.7%	(0.5)%	(10.6)%

Units

Retail unit sales of new trucks decreased from 2019 to 2020 primarily due to an 838 unit, or 10.0%, decrease in same-store retail unit sales, partially offset by a 265 unit increase from net dealership acquisitions. Same-store new truck units decreased largely due to the expected decline from cyclicality as the North American Class 6-8 heavy-duty truck sales decreased 29.6% during 2020, coupled with challenging business conditions related to the COVID-19 pandemic.

Revenues

New commercial truck retail sales revenue decreased from 2019 to 2020 due to a $48.4 million, or 5.2%, decrease in same-store revenues, partially offset by a $17.1 million increase from net dealership acquisitions. The same-store revenue decrease is due to the decrease in same-store new retail unit sales, which decreased revenue by $93.0 million, partially offset by a $5,891 per unit increase in comparative average selling prices, which increased revenue by $44.6 million.

Gross Profit

New commercial truck retail gross profit decreased $11.0 million, or 17.9%, from 2019 to 2020, including a $5.9 million, or 14.7%, decrease in same-store gross profit. The decrease in same-store gross profit is due to the decrease in same-store new retail unit sales, which decreased gross profit by $4.0 million, coupled with a $249 per unit decrease in average gross profit per new truck retailed, which decreased gross profit by $1.9 million.

			2020 vs. 2019				2019 vs. 2018
Used Commercial Truck Data	2020	2019	Change	% Change	2019	2018	Change	% Change
Used retail unit sales	3,826	1,954	1,872	95.8%	1,954	1,973	(19)	(1.0)%
Same-store used retail unit sales	2,530	1,644	886	53.9%	1,633	1,971	(338)	(17.1)%
Used retail sales revenue	$194.2	$117.0	$77.2	66.0%	$117.0	$112.0	$5.0	4.5%
Same-store used retail sales revenue	$129.7	$97.8	$31.9	32.6%	$97.4	$111.9	$(14.5)	(13.0)%
Used retail sales revenue per unit	$50,747	$59,865	$(9,118)	(15.2)%	$59,865	$56,767	$3,098	5.5%
Same-store used retail sales revenue per unit	$51,279	$59,510	$(8,231)	(13.8)%	$59,654	$56,782	$2,872	5.1%
Gross profit — used	$0.4	$9.2	$(8.8)	(95.7)%	$9.2	$12.7	$(3.5)	(27.6)%
Same-store gross profit — used	$5.2	$7.9	$(2.7)	(34.2)%	$7.9	$12.7	$(4.8)	(37.8)%
Average gross profit per used truck retailed	$97	$4,706	$(4,609)	(97.9)%	$4,706	$6,422	$(1,716)	(26.7)%
Same-store average gross profit per used truck retailed	$2,073	$4,836	$(2,763)	(57.1)%	$4,834	$6,419	$(1,585)	(24.7)%
Gross margin % — used	0.2%	7.9%	(7.7)%	(97.5)%	7.9%	11.3%	(3.4)%	(30.1)%
Same-store gross margin % — used	4.0%	8.1%	(4.1)%	(50.6)%	8.1%	11.3%	(3.2)%	(28.3)%

Units

Retail unit sales of used trucks increased from 2019 to 2020 due to a 986 unit increase from net dealership acquisitions, coupled with an 886 unit, or 53.9%, increase in same-store retail unit sales. We believe the increase in used truck unit sales is attributable to our marketing efforts to retail an oversupply of used inventory earlier in 2020, coupled with higher demand for used vehicles later in the year as higher freight rates increased demand for used units.

Revenues

Used commercial truck retail sales revenue increased from 2019 to 2020 due to a $45.3 million increase from net dealership acquisitions, coupled with a $31.9 million, or 32.6%, increase in same-store revenues. The same-store revenue increase is due to the increase in same-store used retail unit sales, which increased revenue by $45.4 million, partially offset by an $8,231 per unit decrease in comparative average selling prices, which decreased revenue by $13.5 million. The decline in used retail sales revenue per unit is attributable to an oversupply of used trucks in the market when compared to 2019.

Gross Profit

Used commercial truck retail gross profit decreased $8.8 million, or 95.7%, from 2019 to 2020, including a $2.7 million, or 34.2%, decrease in same-store gross profit. The decrease in same-store gross profit is due to a $2,763 per unit decrease in average gross profit per used truck retailed, which decreased gross profit by $4.5 million, partially offset by the increase in same-store used retail unit sales, which increased gross profit by $1.8 million. The decline in average gross profit per used truck retailed is attributable to an oversupply of used trucks in the market when compared to 2019, combined with greater availability of new heavy-duty trucks.

			2020 vs. 2019				2019 vs. 2018
Service and Parts Data	2020	2019	Change	% Change	2019	2018	Change	% Change
Service and parts revenue	$478.1	$503.3	$(25.2)	(5.0)%	$503.3	$364.5	$138.8	38.1%
Same-store service and parts revenue	$335.4	$371.9	$(36.5)	(9.8)%	$368.5	$360.1	$8.4	2.3%
Gross profit — service and parts	$207.3	$182.4	$24.9	13.7%	$182.4	$140.8	$41.6	29.5%
Same-store service and parts gross profit	$135.9	$146.8	$(10.9)	(7.4)%	$145.4	$139.1	$6.3	4.5%
Gross margin % — service and parts	43.4%	36.2%	7.2%	19.9%	36.2%	38.6%	(2.4)%	(6.2)%
Same-store service and parts gross margin %	40.5%	39.5%	1.0%	2.5%	39.5%	38.6%	0.9%	2.3%

Revenues

Service and parts revenue decreased from 2019 to 2020 due to a $36.5 million, or 9.8%, decrease in same-store revenues, partially offset by an $11.3 million increase from net dealership acquisitions. Customer pay work represents approximately 77.4% of PTG’s service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The decrease in same-store revenue is due to a $33.3 million, or 10.7%, decrease in customer pay revenue, a $2.0 million, or 4.2%, decrease in warranty revenue, and a $1.2 million, or 8.2%, decrease in body shop revenue. The same-store decrease in service and parts revenue is primarily due to the decline in new retail truck sales which correlates to service for certain customers, a change in fleet services revenue, and the COVID-19 pandemic as discussed above.

Gross Profit

Service and parts gross profit increased from 2019 to 2020 due to a $35.8 million increase from net dealership acquisitions, partially offset by a $10.9 million, or 7.4%, decrease in same-store gross profit. The same-store gross profit decrease is due to the decrease in same-store revenues, which decreased gross profit by $14.9 million, partially offset by a 1.0% increase in gross margin, which increased gross profit by $4.0 million. The same-store gross profit decrease is due to an $11.1 million, or 10.3%, decrease in customer pay gross profit, a $0.1 million, or 0.4%, decrease in warranty gross profit, partially offset by a $0.3 million, or 2.5%, increase in body shop gross profit.

Commercial Vehicle Distribution Data

(In millions, except unit amounts)

			2020 vs. 2019				2019 vs. 2018
Penske Australia Data	2020	2019	Change	% Change	2019	2018	Change	% Change
Units	966	1,569	(603)	(38.4)%	1,569	1,345	224	16.7%
Sales revenue	$454.2	$513.1	$(58.9)	(11.5)%	$513.1	$558.5	$(45.4)	(8.1)%
Gross profit	$122.3	$138.8	$(16.5)	(11.9)%	$138.8	$144.6	$(5.8)	(4.0)%

Our Penske Australia operations are primarily comprised of commercial vehicle, engine, and power systems distribution. This business generated $454.2 million of revenue during 2020 compared to $513.1 million of revenue during 2019, a decrease of 11.5%. These businesses generated $122.3 million of gross profit during 2020 compared to $138.8 million of gross profit during 2019, a decrease of 11.9%.

The decrease in units from 2019 to 2020 is primarily due to the decline in the Australian heavy-duty truck market, including significant declines due to the COVID-19 pandemic as discussed above. Excluding $1.5 million of unfavorable foreign currency fluctuations, revenues decreased 11.2%. Excluding $0.8 million of unfavorable foreign currency fluctuations, gross profit decreased 11.3%.

Selling, General and Administrative Data

(In millions)

			2020 vs. 2019				2019 vs. 2018
Selling, General, and Administrative Data	2020	2019	Change	% Change	2019	2018	Change	% Change
Personnel expense	$1,402.4	$1,570.8	$(168.4)	(10.7)%	$1,570.8	$1,542.7	$28.1	1.8%
Advertising expense	$81.1	$112.6	$(31.5)	(28.0)%	$112.6	$115.2	$(2.6)	(2.3)%
Rent & related expense	$316.6	$339.9	$(23.3)	(6.9)%	$339.9	$336.4	$3.5	1.0%
Other expense	$564.4	$669.9	$(105.5)	(15.7)%	$669.9	$652.0	$17.9	2.7%
Total SG&A expenses	$2,364.5	$2,693.2	$(328.7)	(12.2)%	$2,693.2	$2,646.3	$46.9	1.8%
Same-store SG&A expenses	$2,265.5	$2,578.0	$(312.5)	(12.1)%	$2,578.1	$2,547.1	$31.0	1.2%

Personnel expense as % of gross profit	44.0%	45.5%	(1.5)%	(3.3)%	45.5%	45.2%	0.3%	0.7%
Advertising expense as % of gross profit	2.5%	3.3%	(0.8)%	(24.2)%	3.3%	3.4%	(0.1)%	(2.9)%
Rent & related expense as % of gross profit	9.9%	9.8%	0.1%	1.0%	9.8%	9.9%	(0.1)%	(1.0)%
Other expense as % of gross profit	17.9%	19.3%	(1.4)%	(7.3)%	19.3%	19.1%	0.2%	1.0%
Total SG&A expenses as % of gross profit	74.3%	77.9%	(3.6)%	(4.6)%	77.9%	77.5%	0.4%	0.5%
Same-store SG&A expenses as % of same-store gross profit	73.8%	77.8%	(4.0)%	(5.1)%	78.1%	77.0%	1.1%	1.4%

Selling, general, and administrative expenses (“SG&A”) decreased from 2019 to 2020 due to a $312.5 million, or 12.1%, decrease in same-store SG&A, coupled with a $16.2 million decrease from net dispositions. Excluding the $10.6 million increase related to foreign currency fluctuations, same-store SG&A decreased 12.5%. The decrease in SG&A is primarily due to employee reductions, temporary compensation reductions, government assistance, a reduction of travel and entertainment expenses, and other expense reductions as discussed above under “COVID-19 Disclosure.”

SG&A expenses as a percentage of total revenue were 11.6%, 11.6%, and 11.6% in 2020, 2019, and 2018, respectively, and as a percentage of gross profit were 74.3%, 77.9%, and 77.5%, in 2020, 2019, and 2018, respectively.

Depreciation

(In millions)

			2020 vs. 2019				2019 vs. 2018
	2020	2019	Change	% Change	2019	2018	Change	% Change
Depreciation	$115.5	$109.6	$5.9	5.4%	$109.6	$103.7	$5.9	5.7%

The increase in depreciation from 2019 to 2020 is primarily due to a $6.7 million, or 6.4%, increase in same-store depreciation, partially offset by a $0.8 million decrease from net dispositions. The overall increase is primarily related to our ongoing facility improvements and expansion programs.

Floor Plan Interest Expense

(In millions)

			2020 vs. 2019				2019 vs. 2018
	2020	2019	Change	% Change	2019	2018	Change	% Change
Floor plan interest expense	$46.3	$84.5	$(38.2)	(45.2)%	$84.5	$80.9	$3.6	4.4%

Floor plan interest expense, including the impact of swap transactions, decreased $38.2 million from 2019 to 2020 primarily due to a $36.0 million decrease in same-store floor plan interest expense, coupled with $2.2 million decrease from net dealership dispositions. The overall decrease is primarily due to decreases in amounts outstanding under floor plan arrangements and decreases in applicable rates.

Other Interest Expense

(In millions)

			2020 vs. 2019				2019 vs. 2018
	2020	2019	Change	% Change	2019	2018	Change	% Change
Other interest expense	$119.6	$124.2	$(4.6)	(3.7)%	$124.2	$114.7	$9.5	8.3%

The decrease in other interest expense from 2019 to 2020 is primarily due to the decrease in outstanding revolver borrowings under the U.S. and U.K. credit agreements, decreases in applicable rates, and redemption of certain senior subordinated notes.

Equity in Earnings of Affiliates

(In millions)

			2020 vs. 2019				2019 vs. 2018
	2020	2019	Change	% Change	2019	2018	Change	% Change
Equity in earnings of affiliates	$169.0	$147.5	$21.5	14.6%	$147.5	$134.8	$12.7	9.4%

The increase in equity in earnings of affiliates from 2019 to 2020 is primarily due to a $22.1 million, or 15.5%, increase in earnings from our investment in PTS, partially offset by the decrease in earnings from our retail automotive joint ventures. The increase in our PTS equity earnings is primarily attributed to increases in full service lease demand, strong consumer rental demand, higher vehicle utilization rates in commercial rental, and cost reduction efforts in the logistics operations, partially offset by lower gains on sale from remarketing activities.

Income Taxes

(In millions)

			2020 vs. 2019				2019 vs. 2018
	2020	2019	Change	% Change	2019	2018	Change	% Change
Income taxes	$162.7	$156.7	$6.0	3.8%	$156.7	$134.3	$22.4	16.7%

Income taxes increased from 2019 to 2020 primarily due to a $116.1 million increase in our pre-tax income compared to the prior year, partially offset by a net income tax benefit of $11.4 million from various U.S. and foreign tax legislation changes. Our effective tax rate was 23.0% during 2020 compared to 26.5% during 2019 primarily due to the income tax benefit discussed above as well as the fluctuations in our geographic pre-tax income mix.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, inventory financing, the acquisition of new businesses, the improvement and expansion of existing facilities, the purchase or construction of new facilities, building additional Used Vehicle SuperCenters (including five additional sites currently under development), debt service and repayments, dividends, and potential repurchases of our outstanding securities under the program discussed below. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions, mortgages, and dividends and distributions from joint venture investments.

We have historically expanded our operations through organic growth and the acquisition of dealerships and other businesses. We believe that cash flow from operations, dividends and distributions from our joint venture investments, and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our existing operations and current commitments for at least the next twelve months. In the event that economic conditions remain impacted for longer than we expect due to the COVID-19 pandemic, we pursue significant acquisitions or other expansion opportunities, pursue significant repurchases of our outstanding securities, or refinance or repay existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings, which sources of funds may not necessarily be available on terms acceptable to us, if at all. In addition, our liquidity could be negatively impacted in the event we fail to comply with the covenants under our various financing and operating agreements or in the event our floor plan financing is withdrawn. Future events, including acquisitions, divestitures, new or revised operating lease agreements, borrowings or repayments under our credit agreements and our floor plan arrangements, raising capital, and purchases or refinancing of our securities, may also impact our liquidity.

We expect that scheduled payments of our debt instruments will be funded through cash flows from operations or borrowings under our credit agreements. In the case of payments upon the maturity or termination dates of our debt instruments, we currently expect to be able to refinance such instruments in the normal course of business or otherwise fund them from cash flows from operations or borrowings under our credit agreements. Refer to the disclosures provided in Part II, Item 8, Note 10 of the Notes to our Consolidated Financial Statements set forth below for a detailed description of our long-term debt obligations and scheduled interest payments.

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

As of December 31, 2020, we had $49.5 million of cash available to fund our operations and capital commitments. In addition, we had $692.0 million, £162.0 million ($221.4 million), and AU $50.0 million ($38.5 million) available for borrowing under our U.S. credit agreement, U.K. credit agreement, and Australian working capital loan agreement, respectively.

Securities Repurchases

From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit agreement, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. As of December 31, 2020, we had $170.6 million in repurchase authorization remaining under the securities repurchase program. Refer to the disclosures provided in Part II, Item 8, Note 15 of the Notes to our Consolidated Financial Statements for a summary of shares repurchased during 2020.

Dividends

We paid the following cash dividends on our common stock in 2019 and 2020:

Per Share Dividends

2019

First Quarter	$0.38
Second Quarter	0.39
Third Quarter	0.40
Fourth Quarter	0.41

2020

First Quarter	$0.42
Second Quarter	$—
Third Quarter	$—
Fourth Quarter	$0.42

In May 2020, our Board of Directors suspended our cash dividend. On October 14, 2020, we announced the reinstatement of our cash dividend in the amount of $0.42 per share. We also announced a cash dividend of $0.43 per share payable on March 1, 2021, to stockholders of record as of February 10, 2021, which represents a dividend yield of 2.7% using our January 25, 2021, closing stock price. Future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors, which may include our expectations regarding the severity and duration of the COVID-19 pandemic, earnings, cash flow, capital requirements, restrictions relating to any then-existing indebtedness, financial condition and other factors.

Vehicle Financing

Refer to the disclosures provided in Part II, Item 8, Note 9 of the Notes to our Consolidated Financial Statements for a detailed description of financing for the vehicles we purchase, including discussion of our floor plan and other revolving arrangements.

Long-Term Debt Obligations

As of December 31, 2020, we had the following long-term debt obligations outstanding:

December 31,
(In millions)	2020
U.S. credit agreement — revolving credit line	$108.0
U.K. credit agreement — revolving credit line	—
U.K. credit agreement — overdraft line of credit	—
3.50% senior subordinated notes due 2025	543.2
5.50% senior subordinated notes due 2026	496.4
Australia capital loan agreement	32.1
Australia working capital loan agreement	—
Mortgage facilities	458.1
Other	51.8
Total long-term debt	$1,689.6

During the third quarter of 2020, we repaid in full at scheduled maturity our $300 million 3.75% senior subordinated notes due August 15, 2020. We also issued $550 million in aggregate principal amount of 3.50% senior subordinated notes due 2025 in August 2020, the proceeds of which were used to redeem our $550 million in aggregate principal amount of 5.75% senior subordinated notes due 2022 on October 1, 2020. During the fourth quarter of 2020, we also redeemed our $300 million 5.375% senior subordinated notes due 2024 at a redemption price equal to 101.792% of the principal amount together with accrued and unpaid interest, using availability under our U.S. revolving credit facility and cash flow from operations.

As of December 31, 2020, we were in compliance with all covenants under our credit agreements, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part II, Item 8, Note 10 of the Notes to our Consolidated Financial Statements set forth below for a detailed description of our long-term debt obligations.

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

During 2020, outstanding revolving commitments varied between $0.0 million and $525.0 million under the U.S. credit agreement, between £0.0 million and £140.0 million ($0.0 million and $191.3 million) under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and between AU $0.0 million and AU $20.0 million ($0.0 million and $15.4 million) under the Australia working capital loan agreement. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.

Interest Rate Swaps

The Company periodically uses interest rate swaps to manage interest rate risk associated with the Company’s variable rate floor plan debt. In April 2020, we entered into a new five-year interest rate swap agreement pursuant to which the LIBOR portion of $300.0 million of our U.S. floating rate floor plan debt is fixed at 0.5875%. This arrangement is in effect through April 2025. We may terminate this arrangement at any time, subject to the settlement at that time of the fair value of the swap arrangement. As of December 31, 2020, the fair value of the swap designated as hedging instruments was estimated to be a net liability of $4.3 million.

PTS Dividends

We hold a 28.9% ownership interest in PTS as noted above. Their partnership agreement requires PTS, subject to applicable law and the terms of its credit agreements, to make quarterly distributions to the partners with respect to each fiscal year by no later than 45 days after the end of each of the first three quarters of the year and by April 15 of the following year. PTS’ principal debt agreements allow partner distributions only as long as they are not in default under that agreement and the amount they pay does not exceed 50% of its consolidated net income. We receive pro rata cash distributions relating to this investment, typically in April, May, August, and November of each year. During 2020, 2019, and 2018, we received $72.2 million, $71.9 million, and $63.2 million, respectively, of pro rata cash distributions relating to this investment. We currently expect to continue to receive future distributions from PTS quarterly, subject to its financial performance.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period.

Operating Leases

We estimate the total rent obligations under our operating leases, including any extension periods that we are reasonably certain to exercise at our discretion and assuming constant consumer price indices, to be $5.4 billion. As of December 31, 2020, we were in compliance with all financial covenants under these leases consisting principally of leases for dealership and other properties, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part II, Item 8, Note 3 and Note 12 of the Notes to our Consolidated Financial Statements for a description of our operating leases.

Discontinued Operations

We had no entities newly classified as held for sale in 2020, 2019, or 2018 that met the criteria to be classified as discontinued operations. As such, results from discontinued operations represent only retail automotive dealerships and our car rental business that were classified as discontinued operations prior to the adoption of ASU No. 2014-08 on January 1, 2015.

Supplemental Guarantor Financial Information

The following is a description of the terms and conditions of the guarantees with respect to senior subordinated notes of Penske Automotive Group, Inc. (“PAG”) as the issuer of the 3.50% Notes and the 5.50% Notes (collectively the “Senior Subordinated Notes”).

Each of the Senior Subordinated Notes are unsecured, senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our 100% owned U.S. subsidiaries. Each of the Senior Subordinated Notes also contain customary negative covenants and events of default. If we experience certain “change of control” events specified in their respective indentures, holders of these Senior Subordinated Notes will have the option to require us to purchase for cash all or a portion of their Senior Subordinated Notes at a price equal to 101% of the principal amount of the Senior Subordinated Notes, plus accrued and unpaid interest. In addition, if we make certain asset sales and do not reinvest the proceeds thereof or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the Senior Subordinated Notes at a price equal to 100% of the principal amount of the Senior Subordinated Notes, plus accrued and unpaid interest.

Guarantor subsidiaries are directly or indirectly 100% owned by PAG, and the guarantees are full and unconditional and joint and several. The guarantees may be released under certain circumstances upon resale or transfer by us of the stock of the related guarantor or all or substantially all of the assets of the guarantor to a non-affiliate. Non-wholly owned and foreign subsidiaries of PAG do not guarantee the Senior Subordinated Notes (“Non-Guarantor

Subsidiaries”). The following tables present summarized financial information for PAG and the Guarantor Subsidiaries on a combined basis. The financial information of PAG and Guarantor Subsidiaries is presented on a combined basis; intercompany balances and transactions between PAG and Guarantor Subsidiaries have been eliminated; PAG’s or Guarantor Subsidiaries’ amounts due from, amounts due to, and transactions with non-issuer and Non-Guarantor Subsidiaries and related parties are disclosed separately.

Condensed income statement information:

	PAG and Guarantor Subsidiaries
	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Revenues	$11,576.7	$12,928.8
Gross profit	1,908.9	2,019.2
Equity in earnings of affiliates	164.5	142.4
Income from continuing operations	400.1	318.8
Net income	400.4	319.2
Net income attributable to Penske Automotive Group	400.4	319.2

Condensed balance sheet information:

	PAG and Guarantor Subsidiaries
	December 31, 2020	December 31, 2019
Current assets (1)	$2,627.3	$3,157.5
Property and equipment, net	1,128.8	1,104.9
Equity method investments	1,424.7	1,328.8
Other noncurrent assets	3,173.6	3,230.9
Current liabilities	2,156.3	2,684.2
Noncurrent liabilities	3,848.5	4,175.3

(1)	Includes $509.9 million and $497.4 million as of December 31, 2020, and 2019, respectively, due from Non-Guarantors.

During the year ended December 31, 2020, and 2019, PAG received $77.1 million and $77.3 million, respectively, from Non-Guarantor Subsidiaries.

Cash Flows

The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities. The major components of these changes are discussed below.

	Year Ended December 31,
(In millions)	2020	2019	2018
Net cash provided by continuing operating activities	$1,201.5	$518.3	$614.2
Net cash used in continuing investing activities	(136.5)	(532.7)	(525.2)
Net cash (used in) provided by continuing financing activities	(1,053.9)	2.6	(94.3)
Net cash provided by discontinued operations	0.3	0.3	0.5
Effect of exchange rate changes on cash and cash equivalents	10.0	0.2	(1.5)
Net change in cash and cash equivalents	$21.4	$(11.3)	$(6.3)

Cash Flows from Continuing Operating Activities

Cash flows from continuing operating activities includes net income, as adjusted for non-cash items and the effects of changes in working capital. Our cash flows from continuing operating activities were positively impacted during the year ended December 31, 2020, due to deferrals of floorplan interest, sales and use tax, and mortgage interest resulting from COVID-19-related relief provided by our lenders and government jurisdictions.

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

In accordance with generally accepted accounting principles relating to the statement of cash flows, we report all cash flows arising in connection with floor plan notes payable with the manufacturer of a particular new vehicle as an operating activity in our statement of cash flows, and we report all cash flows arising in connection with floor plan notes payable to a party other than the manufacturer of a particular new vehicle, all floor plan notes payable relating to pre-owned vehicles, and all floor plan notes payable related to our commercial vehicles in Australia and New Zealand as a financing activity in our statement of cash flows. Currently, the majority of our non-trade vehicle financing is with other manufacturer captive lenders. To date, we have not experienced any material limitation with respect to the amount or availability of financing from any institution providing us vehicle financing.

We believe that changes in aggregate floor plan liabilities are typically linked to changes in vehicle inventory and therefore, are an integral part of understanding changes in our working capital and operating cash flow. As a result, we prepare the following reconciliation to highlight our operating cash flows with all changes in vehicle floor plan being classified as an operating activity for informational purposes:

	Year Ended December 31,
(In millions)	2020	2019	2018
Net cash from continuing operating activities as reported	$1,201.5	$518.3	$614.2
Floor plan notes payable — non-trade as reported	(230.2)	177.5	10.0
Net cash from continuing operating activities including all floor plan notes payable	$971.3	$695.8	$624.2

Cash Flows from Continuing Investing Activities

Cash flows from continuing investing activities consist primarily of cash used for capital expenditures, proceeds from the sale of dealerships, proceeds from the sale of equipment and improvements, net expenditures for acquisitions and other investments, and proceeds from sale-leaseback transactions. Capital expenditures were $185.9 million, $245.3 million, and $305.6 million during 2020, 2019, and 2018, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our retail automotive segment and retail commercial truck segment capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit agreements. Proceeds from the sale of dealerships were $40.6 million, $22.8 million, and $84.5 million during 2020, 2019, and 2018, respectively. Proceeds from the sale of equipment and improvements were $19.8 million, $8.6 million, and $5.1 million during 2020, 2019, and 2018, respectively. We had no cash used in acquisitions and other investments, net of cash acquired, during 2020, compared to $326.9 million and $309.1 million during 2019 and 2018, respectively, and included cash used to repay sellers’ floor plan liabilities in such business acquisitions of $138.5 million, and $58.2 million, respectively. We had no proceeds from sale-leaseback transactions during 2020, compared to $18.9 million and $10.7 million during 2019 and 2018, respectively.

Cash Flows from Continuing Financing Activities

Cash flows from continuing financing activities include issuance and net borrowings or repayments of long-term debt, net borrowings or repayments of floor plan notes payable non-trade, repurchases of common stock, dividends, payments for contingent consideration, and payments for deferred financing fees.

We issued $550.0 million of senior subordinated notes due 2025 in August 2020 and repaid at scheduled maturity $300.0 million of senior subordinated notes due August 15, 2020, $550.0 million of senior subordinated notes due 2022, and $300.0 million of senior subordinated notes due 2024, respectively, during 2020. We had net repayments of other long-term debt of $81.4 million during 2020 and net borrowings of other long-term debt of $130.4 million and $93.5 million during 2019 and 2018, respectively. We had net repayments of floor plan notes payable non-trade of $230.2 million during 2020 and net borrowings of floor plan notes payable non-trade of $177.5 million and $10.0 million during

2019 and 2018, respectively. In 2020, 2019, and 2018, we repurchased $0.9 million, 3.9 million, and 1.5 million shares of common stock under our securities repurchase program for $29.4 million, $169.2 million, and $68.9 million, respectively. In 2020, 2019, and 2018, we repurchased $0.1 million, 0.1 million, and 0.1 million shares from employees in connection with a net share settlement feature of employee equity awards for $5.0 million, $4.9 million, and $5.8 million, respectively. We also paid $68.1 million, $130.8 million, and $121.2 million of cash dividends to our stockholders during 2020, 2019, and 2018, respectively. We made payments of $31.6 million to settle contingent consideration to sellers related to previous acquisitions during 2020 and made payments of $8.1 million, $0.4 million, and $1.9 million for debt issuance costs during 2020, 2019, and 2018, respectively.

Related Party Transactions

Stockholders Agreement

Several of our directors and officers are affiliated with Penske Corporation or related entities. Roger S. Penske, our Chair of the Board and Chief Executive Officer, is also Chair of the Board and Chief Executive Officer of Penske Corporation and through entities affiliated with Penske Corporation, our largest stockholder owning approximately 44% of our outstanding common stock. Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. (collectively, “Mitsui”) own approximately 17% of our outstanding common stock. Mitsui, Penske Corporation, and certain other affiliates of Penske Corporation are parties to a stockholders agreement pursuant to which the Penske affiliated companies agreed to vote their shares for up to two directors who are representatives of Mitsui. In turn, Mitsui agreed to vote their shares for up to fourteen directors voted for by the Penske affiliated companies. This agreement terminates in March 2030, upon the mutual consent of the parties, or when either party no longer owns any of our common stock.

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

We sometimes pay to and/or receive fees from Penske Corporation, its subsidiaries, and its affiliates for services rendered in the ordinary course of business or to reimburse payments made to third parties on each other’s behalf. These transactions are reviewed periodically by our Audit Committee and reflect the provider’s cost or an amount mutually agreed upon by both parties.

We own a 28.9% interest in PTS. PTS, discussed previously, is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui. We have also entered into other joint ventures with certain related parties as more fully discussed in Part II, Item 8, Note 13 of the Notes to our Consolidated Financial Statements.

Cyclicality

Unit sales of motor vehicles, particularly new vehicles, have been cyclical historically, fluctuating with general economic cycles. During economic downturns, the automotive and truck retailing industries tend to experience periods of decline and recession similar to those experienced by the general economy. We believe that these industries are influenced by general economic conditions and particularly, by consumer confidence, the level of personal discretionary spending, fuel prices, interest rates, and credit availability.

Our business is dependent on a number of factors, including general economic conditions, fuel prices, interest rate fluctuations, credit availability, environmental and other government regulations, and customer business cycles. U.S. light vehicle sales have ranged from a low of 10.4 million units in 2009 to a high of 17.5 million units in 2016. Unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on these general economic conditions. According to data published by ACT Research, in recent years, total U.S. retail sales of new Class 8 commercial vehicles have ranged from a low of approximately 97,000 in 2009, to high of approximately 334,000 in 2019. Through geographic expansion, concentration on higher margin regular service and parts revenues, and diversification of our customer base, we have attempted to reduce the negative impact of adverse general economic conditions or cyclical trends affecting any one industry or geographic area on our earnings.

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

Forward-Looking Statements

Certain statements and information set forth herein, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “goal,” “plan,” “seek,” “project,” “continue,” “will,” “would,” and variations of such words and similar expressions are intended to identify such forward-looking statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made, and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events, or otherwise. Forward-looking statements include, without limitation, statements with respect to:

●	our expectations regarding the COVID-19 pandemic;

●	our future financial and operating performance;
●	future acquisitions and dispositions;
●	future potential capital expenditures and securities repurchases;
●	our ability to realize cost savings and synergies;
●	our ability to respond to economic cycles;
●	trends in the automotive retail industry and commercial vehicles industries, and in the general economy in the various countries in which we operate;
●	our ability to access the remaining availability under our credit agreements;
●	our liquidity;

●	performance of joint ventures, including PTS;
●	future foreign exchange rates and geopolitical events, such as Brexit;
●	the outcome of various legal proceedings;
●	results of self-insurance plans;
●	trends affecting the automotive industry generally and our future financial condition or results of operations; and
●	our business strategy.

Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified under “Item 1A. Risk Factors.” Important factors that could cause actual results to differ materially from our expectations include those mentioned in “Item 1A. Risk Factors” such as the following:

●	our business and the automotive retail and commercial vehicles industries in general are susceptible to adverse economic conditions, including changes in interest rates, foreign exchange rates, customer demand, customer confidence, fuel prices, unemployment rates and credit availability (including any adverse impact from the COVID-19 pandemic discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part I, Item 1A. Risk Factors);

●	increased tariffs, import product restrictions, and foreign trade risks that may impair our ability to sell foreign vehicles profitably;
●	the number of new and used vehicles sold in our markets;
●	the effect on our businesses of the trend of electrification of vehicle engines, new mobility technologies such as shared vehicle services, such as Uber and Lyft, and the eventual availability of driverless vehicles;
●	vehicle manufacturers exercise significant control over our operations, and we depend on them and the continuation of our franchise and distribution agreements in order to operate our business;

●	we depend on the success, popularity and availability of the brands we sell, and adverse conditions affecting one or more vehicle manufacturers, including the adverse impact on the vehicle and parts supply chain due to natural disasters or other disruptions that interrupt the supply of vehicles and parts to us (including any disruptions resulting from the shortage of automotive microchips or the COVID-19 pandemic discussed Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part I, Item 1A. Risk Factors), may negatively impact our revenues and profitability;
●	we are subject to the risk that a substantial number of our new or used inventory may be unavailable due to recall or other reasons;

●	the success of our commercial vehicle distribution operations and engine and power systems distribution operations depends upon continued availability of the vehicles, engines, power systems, and other parts we distribute, demand for those vehicles, engines, power systems, and parts and general economic conditions in those markets;
●	a restructuring of any significant vehicle manufacturer or supplier;
●	our operations may be affected by severe weather, such as the recent hurricanes in Puerto Rico, Florida, and Texas, or other periodic business interruptions;
●	we have substantial risk of loss not covered by insurance;

●	we may not be able to satisfy our capital requirements for acquisitions, facility renovation projects, financing the purchase of our inventory, or refinancing of our debt when it becomes due;
●	our level of indebtedness may limit our ability to obtain financing generally and may require that a significant portion of our cash flow be used for debt service;
●	non-compliance with the financial ratios and other covenants under our credit agreements and operating leases;
●	higher interest rates may significantly increase our variable rate interest costs and because many customers finance their vehicle purchases, decrease vehicle sales;
●	our operations outside of the U.S. subject our profitability to fluctuations relating to changes in foreign currency values;
●	with respect to PTS, changes in the financial health of its customers, labor strikes or work stoppages by its employees, a reduction in PTS’ asset utilization rates, continued availability from truck manufacturers and suppliers of vehicles and parts for its fleet, changes in values of used trucks which affects PTS’ profitability on truck sales, compliance costs in regard to its trucking fleet and truck drivers, its ability to retain qualified drivers and technicians, risks associated with its participation in multi-employer pension plans, conditions in the capital markets to assure PTS’ continued availability of capital to purchase trucks, the effect of changes in lease accounting rules on PTS customers’ purchase/lease decisions, and industry competition, each of which could impact distributions to us;
●	we are dependent on continued security and availability of our information technology systems, and we may be subject to fines, penalties, and other costs under applicable privacy laws if we do not maintain our confidential customer and employee information properly;
●	if we lose key personnel, especially our Chief Executive Officer, or are unable to attract additional qualified personnel;

●	new or enhanced regulations relating to automobile dealerships including those recently enacted by the Financial Conduct Authority in the U.K. prohibiting certain compensation we receive relating to automotive financing in the U.K. and those enacted in certain European countries and California and Massachusetts banning the sale of gasoline engines starting in Europe as early as 2030;
●	changes in tax, financial or regulatory rules, or requirements;
●	we could be subject to legal and administrative proceedings which, if the outcomes are adverse to us, could have a material adverse effect on our business;
●	if state dealer laws in the U.S. are repealed or weakened or new manufacturers such as those selling electric vehicles are able to conduct significant vehicle sales outside of the franchised automotive system, our automotive dealerships may be subject to increased competition and may be more susceptible to termination, non-renewal, or renegotiation of their franchise agreements;
●	some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests; and
●	shares of our common stock eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well.

We urge you to carefully consider these risk factors and further information under “Item 1A. Risk Factors” in evaluating all forward-looking statements regarding our business. Readers of this report are cautioned not to place undue reliance on the forward-looking statements contained in this report. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Except to the extent required by the federal securities laws and the Securities and Exchange Commission’s rules and regulations, we have no intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events, or otherwise.

Additional Information

Investors and others should note that we may announce material financial information using our company website (www.penskeautomotive.com), our investor relations website (investors.penskeautomotive.com), SEC filings, press releases, public conference calls, and webcasts. Information about Penske Automotive Group, its business, and its results of operations may also be announced by posts on the following social media channels from time to time:

●	Penske Automotive Group’s Twitter feed (www.twitter.com/penskecarscorp)
●	Penske Automotive Group’s Facebook page (www.facebook.com/penskecars)
●	Penske Automotive Group’s Social website (www.penskesocial.com)

The information that we post on these social media channels could be deemed to be material information. As a result, we encourage investors, the media, and others interested in Penske Automotive Group to review the information that we post on these social media channels. These channels may be updated from time to time on Penske Automotive Group’s investor relations website. The information on or accessible through our websites and social media channels is not incorporated by reference in this Annual Report on Form 10-K, and our references to such content are intended to be inactive textual or oral references only.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR, the Bank of England Base Rate, or the Australian Bank Bill Swap Rate. Based on an average of the aggregate amounts outstanding under these facilities during the year ended December 31, 2020, a 100-basis-point change in interest rates would result in an approximate $2.3 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Australian Bank Bill Swap Rate, or the New Zealand Bank Bill Benchmark Rate.

In April 2020, we entered into a new five-year interest rate swap agreement pursuant to which the LIBOR portion of $300.0 million of our U.S. floating rate floor plan debt is fixed at 0.5875%. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the year ended December 31, 2020, considering the swap arrangement, a 100-basis-point change in interest rates would result in an approximate $30.2 million change to our annual floor plan interest expense.

We evaluate our exposure to interest rate fluctuations and follow established policies and procedures to implement strategies designed to manage the amount of variable rate indebtedness outstanding at any point in time in an effort to mitigate the effect of interest rate fluctuations on our earnings and cash flows. These policies include:

●	the maintenance of our overall debt portfolio with targeted fixed and variable rate components;
●	the use of authorized derivative instruments;
●	the prohibition of using derivatives for trading or other speculative purposes; and
●	the prohibition of highly leveraged derivatives, derivatives which we are unable to reliably value, or derivatives which we are unable to obtain a market quotation.

Interest rate fluctuations affect the fair market value of our fixed rate debt, mortgages, and certain seller financed promissory notes but with respect to such fixed rate debt instruments, do not impact our earnings or cash flows.

Foreign Currency Exchange Rates. As of December 31, 2020, we had consolidated operations in the U.K., Germany, Italy, Canada, Australia, and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $833.9 million change to our revenues for the year ended December 31, 2020.

We purchase certain of our new vehicles, parts, and other products from non-U.S. manufacturers. Although we purchase the majority of our inventories in the local functional currency, our business is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility, which may influence such manufacturers’ ability to provide their products at competitive prices in the local jurisdictions. Our future results could be materially and adversely impacted by changes in these or other factors.

For a detailed discussion of the risks associated with recent changes in LIBOR reporting practices, refer to Part I, Item 1A, Risk Factors.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are incorporated by reference into this Item 8.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Under the supervision and with the participation of our management, including the principal executive and financial officers, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive and financial officers, to allow timely discussions regarding required disclosure.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides details regarding the shares of common stock issuable upon the exercise of outstanding options, warrants, and rights granted under our equity compensation plans (including individual equity compensation arrangements) as of December 31, 2020. Our equity plan is described in more detail in Part II, Item 8, Note 14 of the Notes to our Consolidated Financial Statements appearing below in this report.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by security holders	—	$—	4,954,087
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	4,954,087

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(1)	Financial Statements

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

Item 16.  Form 10-K Summary

None.

INDEX OF EXHIBITS

Each management contract or compensatory plan or arrangement is identified with an asterisk.

3.1	Restated Certificate of Incorporation (incorporated by reference to exhibit 3.2 to our Form 8-K filed July 2, 2007).
3.2	Amended and Restated Bylaws as of October 14, 2020 (incorporated by reference to exhibit 3.2 to our Form 8-K filed October 14, 2020).
4.1.1

Indenture dated November 21, 2014, (the “2014 Indenture”), between us and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to exhibit 4.1 to our Form 8-K filed November 21, 2014).

4.1.2	Second Supplemental Indenture to 2014 Indenture, dated April 27, 2016, adding additional guarantors (incorporated by reference to exhibit 4.2 to our Form 10-Q filed April 27, 2016).
4.1.3

Third Supplemental Indenture to 2014 Indenture, dated May 25, 2016, related to our 5.50% Senior Subordinated Notes due 2026 (incorporated by reference to exhibit 4.1 to our Form 8-K filed May 25, 2016).

4.1.4	Form of 5.50% Senior Subordinated Notes due 2026 (included within the Third Supplemental Indenture filed as exhibit 4.1.3).
4.1.5	Fourth Supplemental Indenture to 2014 Indenture, dated July 13, 2016, adding additional guarantors (incorporated by reference to exhibit 4.2 to our Form 10-Q filed July 29, 2016).
4.1.6	Sixth Supplemental Indenture to 2014 Indenture, dated as of October 24, 2018, adding additional guarantors (incorporated by reference to exhibit 4.2 to our Form 10-Q filed October 26, 2018).
4.1.7

Seventh Supplemental Indenture to 2014 Indenture, dated as of August 20, 2020, related to our 3.50% Senior Subordinated Notes due 2025 (incorporated by reference to exhibit 4.1 to our Form 8-K filed August 20, 2020).

4.1.8	Form of 3.50% Senior Subordinated Notes due 2025 (included with the Seventh Supplemental Indenture filed as Exhibit 4.1.7).
4.1.9	Eighth Supplemental Indenture to 2014 Indenture, dated as of February 18, 2021, adding additional guarantors.
4.2.1

Fifth Amended and Restated Credit Agreement dated May 1, 2015, among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 4.1 to our Form 10-Q filed May 1, 2015).

4.2.2

First Amendment to Fifth Amended and Restated Credit Agreement dated July 27, 2016, among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 4.1 to our Form 8-K filed July 28, 2016).

4.2.3

Consent and Second Amendment to Fifth Amended and Restated Credit Agreement dated August 1, 2017, among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 4.1 to our Form 8-K filed August 1, 2017).

4.2.4

Third Amendment to Fifth Amended and Restated Credit Agreement dated June 24, 2019, among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 4.1 to our Form 8-K filed June 27, 2019).

4.2.5

Fourth Amendment to Fifth Amended and Restated Credit Agreement dated July 12, 2019, among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 4.1 to our Form 8-K filed July 17, 2019).

4.2.6

Fifth Amendment to Fifth Amended and Restated Credit Agreement dated December 18, 2019, among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 4.1 to our Form 8-K filed December 19, 2019).

4.2.7

Sixth Amendment to Fifth Amended and Restated Credit Agreement dated July 6, 2020, among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 4.1 to our Form 8-K filed July 7, 2020).

4.2.8

Second Amended and Restated Security Agreement dated September 8, 2004, among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 10.2 to our Form 8-K filed September 10, 2004).

4.3.1

Amended and Restated Credit Agreement dated December 12, 2018, by and among our U.K. Subsidiaries, National Westminster Bank plc, and BMW Financial Services (GB) Limited (incorporated by reference to exhibit 4.1 to our Form 8-K filed December 17, 2018).

4.3.2

Consent and Amendment Letter dated December 18, 2019, by and between Sytner Group Limited and The Royal Bank of Scotland plc, as Agent (incorporated by reference to exhibit 4.2 to our Form 8-K filed December 19, 2019).

4.4	Description of Penske Automotive Group, Inc. Securities (incorporated by reference to exhibit 4.5 to our Form 10-K filed February 21, 2020).
*10.1	Penske Automotive Group 2015 Equity Incentive Plan (incorporated by reference to exhibit 10.1 to our Form 8-K filed May 6, 2015).
*10.2	Penske Automotive Group 2020 Equity Incentive Plan (incorporated by reference to exhibit 10.1 to our Form 8-K filed May 13, 2020).
*10.3	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.2 to our Form 8-K filed May 13, 2020).
*10.4	Form of Restricted Stock Unit Agreement (incorporated by reference to exhibit 10.3 to our Form 8-K filed May 13, 2020).
*10.5	Amended and Restated Penske Automotive Group, Inc. Non-Employee Director Compensation Plan dated December 9, 2020.
*10.6.1	Penske Automotive Group Amended and Restated Nonqualified Deferred Compensation Plan effective December 1, 2020.
*10.6.2	Penske Automotive Group, Inc. Nonqualified Deferred Compensation Plan Adoption Agreement dated November 11, 2020.
10.7	Registration Rights Agreement among us and Penske Automotive Holdings Corp. dated December 22, 2000 (incorporated by reference to exhibit 10.26.1 to our Form 10-K filed March 29, 2001).
10.8.1

Second Amended and Restated Registration Rights Agreement among us, Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated March 26, 2004 (incorporated by reference to exhibit 10.2 to our Form 8-K filed March 26, 2004).

10.8.2

Stockholders Agreement by and among Mitsui & Co., Ltd., Mitsui & Co (U.S.A.), Inc., Penske Corporation and Penske Automotive Holdings Corp. dated July 30, 2013 (incorporated by reference to exhibit 46 to Amendment No. 26 to Schedule 13D filed July 30, 2013).

10.8.3

Letter Agreement re: Amendment of PAG Stockholders Agreement, dated October 20, 2017, by and among Penske Corporation, Penske Automotive Holdings Corp., Mitsui & Co. Ltd. and Mitsui & Co. (U.S.A.), Inc. (incorporated by reference to exhibit 21 of Amendment No. 29 to Schedule 13D filed October 23, 2017).

10.8.4

Letter Agreement re: Second Amendment of PAG Stockholders Agreement, dated March 27, 2018, by and among Penske Corporation, Penske Automotive Holdings Corp., Mitsui &Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. (incorporated by reference to exhibit 22 of Amendment No. 30 to Schedule 13D filed March 27, 2018).

10.9	Letter Agreement dated December 12, 2018, among us, Mitsui &Co., Ltd. and Mitsui & Co., (U.S.A.), Inc. (incorporated by reference to exhibit 10.2 to our Form 8-K filed December 13, 2018).
10.10	Trade name and Trademark Agreement dated May 6, 2008, between us and Penske System, Inc. (incorporated by reference to exhibit 10.1 to our Form 10-Q filed May 8, 2008).
10.11

Seventh Amended and Restated Agreement of Limited Partnership of Penske Truck Leasing Co., L.P. dated September 7, 2017, by and among Penske Truck Leasing Corporation, PTL GP, LLC, GE Capital Truck Leasing Holding LLC, General Electric Credit Corporation of Tennessee, MBK USA Commercial Vehicles Inc. and us (incorporated by reference to exhibit 10.3 to our Form 8-K filed September 8, 2017).

10.12

Cooperation Agreement dated September 7, 2017, by and among us, Penske Truck Leasing Co., L.P., Penske Truck Leasing Corporation, PTL GP, LLC, General Electric Credit Corporation of Tennessee, GE Capital Truck Leasing Holding LLC and MBK USA Commercial Vehicles, Inc. (incorporated by reference to exhibit 10.2 to our Form 8-K filed September 8, 2017).

10.13	Amended and Restated Rights Agreement dated March 17, 2015, by and between us and Penske Truck Leasing Corporation (incorporated by reference to exhibit 10.2 to our Form 10-Q filed May 1, 2015).
10.14

PTL Holdings Australia Pty Ltd, Penske Transportation Group International Pty Ltd and Penske Investments Pty Ltd Shareholders Agreement dated April 1, 2014 (incorporated by reference to exhibit 10.14 to our Form 10-K filed February 21, 2020).

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

10.15.5

Penske Automotive Group 401(K) Amendment to Implement Hardship Distribution Provisions of the Bipartisan Budget Act of 2018 dated December 23, 2019 (incorporated by reference to exhibit 10.17.5 to our Form 10-K filed February 21, 2020).

10.15.6	Penske Automotive Group 401(K) Savings and Retirement Plan Amendment Number 2020-2 dated November 20, 2020.
21	Subsidiary List.
22	List of Guarantor Subsidiaries under our Senior Subordinated Notes.
23.1	Consent of Deloitte & Touche LLP.
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.
32	Section 1350 Certification.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104

Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101) – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Compensatory plans or contracts

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. We hereby agree to furnish a copy of any such instrument to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 19, 2021.

Penske Automotive Group, Inc.

By:	/s/ Roger S. Penske
Roger S. Penske Chair of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger S. Penske	Chair of the Board and	February 19, 2021
Roger S. Penske	Chief Executive Officer (Principal Executive Officer)

/s/ J.D. Carlson	Executive Vice President and Chief Financial Officer	February 19, 2021
J.D. Carlson	(Principal Financial Officer and Principal Accounting Officer)

/s/ John D. Barr	Director	February 19, 2021
John D. Barr

/s/ Lisa Davis	Director	February 19, 2021
Lisa Davis

/s/ Michael R. Eisenson	Director	February 19, 2021
Michael R. Eisenson

/s/ Robert H. Kurnick, Jr.	Director	February 19, 2021
Robert H. Kurnick, Jr.

/s/ Wolfgang Dürheimer	Director	February 19, 2021
Wolfgang Dürheimer

/s/ Kimberly J. McWaters	Director	February 19, 2021
Kimberly J. McWaters

/s/ Greg Penske	Director	February 19, 2021
Greg Penske

/s/ Sandra E. Pierce	Director	February 19, 2021
Sandra E. Pierce

/s/ Masashi Yamanaka	Director	February 19, 2021
Masashi Yamanaka

/s/ Greg C. Smith	Director	February 19, 2021
Greg C. Smith

/s/ Ronald G. Steinhart	Director	February 19, 2021
Ronald G. Steinhart

/s/ H. Brian Thompson	Director	February 19, 2021
H. Brian Thompson

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PENSKE AUTOMOTIVE GROUP, INC.

As of December 31, 2020, and 2019 and For the Years Ended

December 31, 2020, 2019, and 2018

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that as of December 31, 2020, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements included in the Company’s Annual Report on Form 10-K has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page F-3.

Penske Automotive Group, Inc.

February 19, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Penske Automotive Group, Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Penske Automotive Group, Inc. and subsidiaries (the "Company") as of December 31, 2020, and 2019 and the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and 2019 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Other Indefinite-lived Intangible Assets – Refer to Notes 1 and 8 to the consolidated financial statements

Critical Audit Matter Description

The Company's financial statements include indefinite lived intangible assets related to franchise agreements with vehicle manufacturers and distributors, which represent the estimated value of franchises acquired in business combinations, and distribution agreements with commercial vehicle manufacturers, which represent the estimated value for distribution rights acquired in business combinations. These intangible assets have an indefinite useful life and are measured for impairment on an annual basis. The carrying value of these intangible assets is $563.4 million as of December 31, 2020.

The Company’s annual impairment assessment for these intangible assets is performed on October 1 and upon the occurrence of an indicator of impairment through a comparison of its carrying amount and estimated fair value. The fair value is determined using a discounted cash flow approach, which requires management to make estimates and assumptions about revenue and profitability growth, profit margins, and the cost of capital. Changes in these estimates and assumptions could have a significant impact on the fair value of the franchise agreements. The Company's impairment analysis performed as of October 1, 2020, resulted in no impairment.

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
February 19, 2021

We have served as the Company’s auditor since 1999.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019

	(In millions, except share and
	per share amounts)
ASSETS
Cash and cash equivalents	$49.5	$28.1
Accounts receivable, net of allowance for doubtful accounts of $5.5 and $5.7	806.9	960.3
Inventories	3,425.6	4,260.7
Other current assets	126.8	85.0
Total current assets	4,408.8	5,334.1
Property and equipment, net	2,404.4	2,366.4
Operating lease right-of-use assets	2,416.5	2,360.5
Goodwill	1,928.4	1,911.0
Other indefinite-lived intangible assets	563.4	552.2
Equity method investments	1,500.3	1,399.0
Other long-term assets	25.4	19.5
Total assets	$13,247.2	$13,942.7
LIABILITIES AND EQUITY
Floor plan notes payable	$1,780.5	$2,412.5
Floor plan notes payable — non-trade	1,363.8	1,594.0
Accounts payable	675.4	638.8
Accrued expenses and other current liabilities	767.2	701.9
Current portion of long-term debt	87.5	103.3
Liabilities held for sale	0.5	0.5
Total current liabilities	4,674.9	5,451.0
Long-term debt	1,602.1	2,257.0
Long-term operating lease liabilities	2,350.3	2,301.2
Deferred tax liabilities	873.1	677.9
Other long-term liabilities	420.7	444.0
Total liabilities	9,921.1	11,131.1
Commitments and contingent liabilities (Note 12)
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 80,392,662 shares issued and outstanding at December 31, 2020; 81,084,751 shares issued and outstanding at December 31, 2019	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	311.8	320.4
Retained earnings	3,151.3	2,675.8
Accumulated other comprehensive income (loss)	(160.6)	(202.8)
Total Penske Automotive Group stockholders’ equity	3,302.5	2,793.4
Non-controlling interest	23.6	18.2
Total equity	3,326.1	2,811.6
Total liabilities and equity	$13,247.2	$13,942.7

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2020	2019	2018

	(In millions, except share and per share amounts)
Revenue:
Retail automotive dealership	$17,928.8	$20,615.8	$20,849.2
Retail commercial truck dealership	2,060.9	2,050.5	1,374.5
Commercial vehicle distribution and other	454.2	513.1	561.4
Total revenues	20,443.9	23,179.4	22,785.1
Cost of sales:
Retail automotive dealership	15,147.5	17,576.9	17,790.6
Retail commercial truck dealership	1,780.0	1,772.7	1,163.0
Commercial vehicle distribution and other	331.9	374.3	416.6
Total cost of sales	17,259.4	19,723.9	19,370.2
Gross profit	3,184.5	3,455.5	3,414.9
Selling, general and administrative expenses	2,364.5	2,693.2	2,646.3
Depreciation	115.5	109.6	103.7
Operating income	704.5	652.7	664.9
Floor plan interest expense	(46.3)	(84.5)	(80.9)
Other interest expense	(119.6)	(124.2)	(114.7)
Equity in earnings of affiliates	169.0	147.5	134.8
Income from continuing operations before income taxes	707.6	591.5	604.1
Income taxes	(162.7)	(156.7)	(134.3)
Income from continuing operations	544.9	434.8	469.8
Income from discontinued operations, net of tax	0.4	0.3	0.5
Net income	545.3	435.1	470.3
Less: Income (loss) attributable to non-controlling interests	1.7	(0.7)	(0.7)
Net income attributable to Penske Automotive Group common stockholders	$543.6	$435.8	$471.0
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$6.74	$5.28	$5.52
Discontinued operations	0.00	0.00	0.01
Net income attributable to Penske Automotive Group common stockholders	$6.74	$5.28	$5.53
Shares used in determining basic earnings per share	80,594,856	82,495,045	85,165,367
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$6.74	$5.28	$5.52
Discontinued operations	0.00	0.00	0.01
Net income attributable to Penske Automotive Group common stockholders	$6.74	$5.28	$5.53
Shares used in determining diluted earnings per share	80,594,856	82,495,045	85,165,367
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$544.9	$434.8	$469.8
Less: Income (Loss) attributable to non-controlling interests	1.7	(0.7)	(0.7)
Income from continuing operations, net of tax	543.2	435.5	470.5
Income from discontinued operations, net of tax	0.4	0.3	0.5
Net income attributable to Penske Automotive Group common stockholders	$543.6	$435.8	$471.0
Cash dividends per share	$0.84	$1.58	$1.42

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018

	(In millions)
Net income	$545.3	$435.1	$470.3
Other comprehensive income:
Foreign currency translation adjustment	51.3	21.9	(75.8)
Unrealized loss on interest rate swaps:
Unrealized loss arising during the period, net of tax benefit of $1.3, $0.0, and $0.0, respectively	(3.6)	—	—
Reclassification adjustment for loss included in floor plan interest expense, net of tax benefit of $0.2, $0.0, and $0.0, respectively	0.4	—	—
Unrealized loss on interest rate swaps, net of tax	(3.2)	—	—
Other adjustments to comprehensive income, net	(5.2)	9.5	(13.7)
Other comprehensive income (loss), net of tax	42.9	31.4	(89.5)
Comprehensive income	588.2	466.5	380.8
Less: Comprehensive income (loss) attributable to non-controlling interests	2.4	(1.0)	(2.2)
Comprehensive income attributable to Penske Automotive Group common stockholders	$585.8	$467.5	$383.0

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018

	(In millions)
Operating Activities:
Net income	$545.3	$435.1	$470.3
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	115.5	109.6	103.7
Earnings of equity method investments	(115.0)	(94.6)	(89.0)
Income from discontinued operations, net of tax	(0.4)	(0.3)	(0.5)
Deferred income taxes	194.3	92.0	105.9
Changes in operating assets and liabilities:
Accounts receivable	152.7	(30.9)	30.4
Inventories	805.4	(117.8)	(12.6)
Floor plan notes payable	(611.0)	83.9	27.4
Accounts payable and accrued expenses	125.0	71.4	(17.1)
Other	(10.3)	(30.1)	(4.3)
Net cash provided by continuing operating activities	1,201.5	518.3	614.2
Investing Activities:
Purchase of equipment and improvements	(185.9)	(245.3)	(305.6)
Proceeds from sale of dealerships	40.6	22.8	84.5
Proceeds from sale-leaseback transactions	—	18.9	10.7
Proceeds from sale of equipment and improvements	19.8	8.6	5.1
Acquisitions net, including repayment of sellers’ floor plan notes payable of $0.0, $138.5, and $58.2, respectively	—	(326.9)	(309.1)
Other	(11.0)	(10.8)	(10.8)
Net cash used in continuing investing activities	(136.5)	(532.7)	(525.2)
Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	1,797.0	1,808.0	1,642.0
Repayments under U.S. credit agreement revolving credit line	(1,734.0)	(1,793.0)	(1,784.0)
Issuance of 3.50% senior subordinated notes	550.0	—	—
Repayment of 3.75% senior subordinated notes	(300.0)	—	—
Repayment of 5.375% senior subordinated notes	(300.0)	—	—
Repayment of 5.75% senior subordinated notes	(550.0)	—	—
Net (repayments) borrowings of other long-term debt	(144.4)	115.4	235.5
Net (repayments) borrowings of floor plan notes payable — non-trade	(230.2)	177.5	10.0
Payments for contingent consideration	(31.6)	—	—
Repurchases of common stock	(29.4)	(169.2)	(68.9)
Dividends	(68.1)	(130.8)	(121.2)
Payment of debt issuance costs	(8.1)	(0.4)	(1.9)
Other	(5.1)	(4.9)	(5.8)
Net cash (used in) provided by continuing financing activities	(1,053.9)	2.6	(94.3)
Discontinued operations:
Net cash provided by discontinued operating activities	0.3	0.3	0.5
Net cash provided by discontinued investing activities	—	—	—
Net cash provided by discontinued financing activities	—	—	—
Net cash provided by discontinued operations	0.3	0.3	0.5
Effect of exchange rate changes on cash and cash equivalents	10.0	0.2	(1.5)
Net change in cash and cash equivalents	21.4	(11.3)	(6.3)
Cash and cash equivalents, beginning of period	28.1	39.4	45.7
Cash and cash equivalents, end of period	$49.5	$28.1	$39.4
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$168.5	$204.9	$190.2
Income taxes	17.9	92.4	39.6
Non cash activities:
Deferred consideration	$—	$—	$6.8
Contingent consideration	—	10.6	—

See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Voting and Non-voting
	Common Stock		Additional		Accumulated	Total
	Issued		Paid-in	Retained	Other Comprehensive	Penske Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity

	(Dollars in millions)
Balance, January 1, 2018	85,787,507	$—	$532.3	$2,009.4	$(146.5)	$2,395.2	$32.8	$2,428.0
Adoption of ASC 606	—	—	—	6.6	—	6.6	—	6.6
Equity compensation	346,957	—	16.1	—	—	16.1	—	16.1
Repurchases of common stock	(1,587,494)	—	(68.9)	—	—	(68.9)	—	(68.9)
Dividends ($1.42 per share)	—	—	—	(121.2)	—	(121.2)	—	(121.2)
Purchase of subsidiary shares from non-controlling interest	—	—	(1.5)	—	—	(1.5)	(5.4)	(6.9)
Distributions to non-controlling interest	—	—	—	—	—	—	(0.9)	(0.9)
Foreign currency translation	—	—	—	—	(74.3)	(74.3)	(1.5)	(75.8)
Other	—	—	(0.2)	—	(13.7)	(13.9)	1.3	(12.6)
Net income	—	—	—	471.0	—	471.0	(0.7)	470.3
Balance, December 31, 2018	84,546,970	—	477.8	2,365.8	(234.5)	2,609.1	25.6	2,634.7
Adoption of ASC 842	—	—	—	5.0	—	5.0	—	5.0
Equity compensation	524,617	—	16.7	—	—	16.7	—	16.7
Repurchases of common stock	(3,986,836)	—	(174.1)	—	—	(174.1)	—	(174.1)
Dividends ($1.58 per share)	—	—	—	(130.8)	—	(130.8)	—	(130.8)
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	—	—	(7.0)	(7.0)
Distributions to non-controlling interest	—	—	—	—	—	—	(0.5)	(0.5)
Foreign currency translation	—	—	—	—	22.2	22.2	(0.3)	21.9
Other	—	—	—	—	9.5	9.5	1.1	10.6
Net income	—	—	—	435.8	—	435.8	(0.7)	435.1
Balance, December 31, 2019	81,084,751	—	320.4	2,675.8	(202.8)	2,793.4	18.2	2,811.6
Equity compensation	335,647	—	25.8	—	—	25.8	—	25.8
Repurchases of common stock	(1,027,736)	—	(34.4)	—	—	(34.4)	—	(34.4)
Dividends ($0.84 per share)	—	—	—	(68.1)	—	(68.1)	—	(68.1)
Interest rate swaps	—	—	—	—	(3.2)	(3.2)	—	(3.2)
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	—	—	(5.0)	(5.0)
Foreign currency translation	—	—	—	—	50.6	50.6	0.7	51.3
Other	—	—	—	—	(5.2)	(5.2)	8.0	2.8
Net income	—	—	—	543.6	—	543.6	1.7	545.3
Balance, December 31, 2020	80,392,662	$—	$311.8	$3,151.3	$(160.6)	$3,302.5	$23.6	$3,326.1

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

Impact of the COVID-19 Pandemic on our Business

The outbreak of the COVID-19 pandemic across the globe adversely impacted each of our markets and the global economy beginning in the first quarter of 2020, leading to disruptions to our business. Governmental authorities have taken countermeasures to slow the outbreak, including shelter-in-place orders, restrictions on travel, and government-funded assistance programs to individuals and businesses. The shelter-in-place orders and resulting business closures severely and negatively impacted our results, in particular in the second quarter of 2020. While the COVID-19 pandemic continues in all of our markets, as these orders lapsed and businesses reopened, we experienced improved business conditions and improved financial results primarily driven by our cost cutting measures and increased gross profit on vehicles sold.

In response to shelter-in-place orders resulting from the COVID-19 pandemic, many of our automotive and commercial vehicle showrooms experienced temporary closures during 2020. During the fourth quarter of 2020 and continuing into 2021, in response to increased incidence of the COVID-19 pandemic, certain parts of the U.K. reinstated shelter-in-place orders which required our dealerships to close. We continue to conduct sales through our online “Click & Collect” program, which allows vehicle sales without showroom access. If shelter-in-place orders are extended or additional restrictions are enacted, we may be adversely impacted. Nearly all of our service, parts, and collision center departments remained open during the crisis, and curbside or home delivery offerings supplemented our traditional service offerings. We modified certain business practices to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. We continue to offer sales activity by appointment and through our e-commerce channels. In all of our locations, we implemented enhanced cleaning procedures, enforced social distancing guidelines, and took other precautions to maintain the health and safety of our employees and customers.

Most of our manufacturer partners began suspending production beginning in late March of 2020, and production disruptions continued into the second quarter of 2020. These disruptions resulted in lower inventory levels, in particular for new vehicles, and limited inventory of certain models.

We believe that business disruption relating to the COVID-19 pandemic will continue to negatively impact the global economy and may materially affect our businesses as outlined above, or in other manners, all of which would adversely impact our business and results of operations. The situation caused by the COVID-19 pandemic is highly fluid and rapidly evolving, and while we continue to adjust our operations to conform to regulatory changes and consumer preferences in the evolving environment, we cannot anticipate with any certainty the length, scope, or severity of the business impact from the pandemic in each of the jurisdictions that we operate.

Refer to Part I, Item 1A., Risk Factors and the “COVID-19 Disclosure” in Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Business Overview

In 2020, our business generated $20.4 billion in total revenue, which is comprised of approximately $17.9 billion from retail automotive dealerships, $2.1 billion from retail commercial truck dealerships, and $454.2 billion from commercial vehicle distribution and other operations.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $17.9 billion in total retail automotive dealership revenue we generated in 2020. As of December 31, 2020, we operated 304 retail automotive franchises, of which 142 franchises are located in the U.S. and 162 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K.

We are engaged in the sale of new and used motor vehicles and related products and services, including vehicle service, collision repair, placement of finance and lease contracts, third-party insurance products, and other aftermarket products. We operate dealerships under franchise agreements with a number of automotive manufacturers and distributors. In accordance with individual franchise agreements, each dealership is subject to certain rights and restrictions typical of such industry. The ability of the manufacturers to influence the operations of the dealerships, or the loss of a significant number of franchise agreements, could have a material impact on our results of operations, financial position, and cash flows.

For the year ended December 31, 2020, Audi/Volkswagen/Porsche/Bentley franchises accounted for 22% of our total retail automotive dealership revenues, BMW/MINI franchises accounted for 23%, and Toyota/Lexus franchises accounted for 14%. No other manufacturers’ franchises accounted for more than 10% of our total retail automotive dealership revenues. At December 31, 2020, and 2019, we had receivables from manufacturers of $193.6 million and $244.6 million, respectively. In addition, a large portion of our contracts in transit, which are included in accounts receivable, are due from manufacturers’ captive finance companies.

During 2020, we disposed of seventeen retail automotive franchises: thirteen in the U.K, three in the U.S., and one in Germany. We also acquired the remaining 8.2% interest in one of our former retail automotive joint ventures in Aachen, Germany.

We also operate seventeen Used Vehicle SuperCenters in the U.S. and the U.K. which retail and wholesale used vehicles under a one price, “no-haggle” methodology. Our operations in the U.S. consist of six retail locations operating in the Philadelphia and Pittsburgh, Pennsylvania market areas. Our operations in the U.K. consist of eleven retail locations and a vehicle preparation center. During 2020, we opened one Used Vehicle SuperCenter in the U.K.

Retail Commercial Truck Dealership. We operate a heavy and medium duty truck dealership group known as Premier Truck Group (“PTG”) offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations in Texas, Oklahoma, Tennessee, Georgia, Utah, Idaho, and Canada. As of December 31, 2020, PTG operated twenty-five locations. PTG also offers a full range of used trucks available for sale as well as service and parts departments, providing a full range of maintenance and repair services.

Penske Australia. We are the exclusive importer and distributor of Western Star heavy-duty trucks, MAN heavy and medium duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand, and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Allison Transmission, MTU Onsite Energy, Rolls Royce Power Systems, and Bergen Engines. This business, known as Penske Australia, offers products across the on- and off-highway markets, including in the construction, mining, marine, defense, and power generation sectors and supports full parts and aftersales service through a network of branches, field locations, and dealers across the region.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Penske Transportation Solutions. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P (“PTL”). PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. (“Mitsui”). We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments. Penske Transportation Solutions (“PTS”) is the universal brand name for PTL’s various business lines through which it is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental, and contract maintenance along with logistic services, such as dedicated contract carriage, distribution center management, transportation management, lead logistics provider services, and dry van truckload carrier services.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments that have an original maturity of three months or less at the date of purchase.

Contracts in Transit

Contracts in transit represent receivables from unaffiliated finance companies relating to the sale of customers’ installment sales and lease contracts arising in connection with the sale of a vehicle by us. Contracts in transit, included in accounts receivable, net in our consolidated balance sheets, amounted to $254.0 million and $291.1 million as of December 31, 2020, and 2019, respectively.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Cost for new and used vehicle inventories includes acquisition, reconditioning, dealer installed accessories, and transportation expenses and is determined using the specific identification method. Inventories of dealership parts and accessories are accounted for using the “first-in, first-out” (“FIFO”) method of inventory accounting, and the cost is based on factory list prices.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, includes various income and payroll tax provisions, modifications to federal net operating loss rules, business interest deduction limitations, and bonus depreciation eligibility for qualified improvement property. As a result of net operating loss carryback provision of the CARES Act and various other U.S. and foreign tax legislation changes, we recorded an income tax benefit of $11.4 million for the year ended December 31, 2020. Additionally, we received payroll tax deferrals and benefits from the employee retention tax credit.

Refer to the disclosures provided in Part II, Item 8, Note 17 of the Notes to our Consolidated Financial Statements for additional detail on our accounting for income taxes.

Intangible Assets

Our principal intangible assets relate to our franchise agreements with vehicle manufacturers and distributors, which represent the estimated value of franchises acquired in business combinations; our distribution agreements with commercial vehicle manufacturers, which represent the estimated value of distribution rights acquired in business combinations; and goodwill, which represents the excess of cost over the fair value of tangible and identified intangible assets acquired in business combinations. We believe the franchise values of our automotive dealerships and the distribution agreements of our commercial vehicle distribution operations have an indefinite useful life based on the following:

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

Impairment Testing

Other indefinite-lived intangible assets are assessed for impairment annually on October 1 and upon the occurrence of an indicator of impairment through a comparison of its carrying amount and estimated fair value. An indicator of impairment exists if the carrying value exceeds its estimated fair value, and an impairment loss may be recognized up to that excess. The fair value is determined using a discounted cash flow approach, which includes assumptions about revenue and profitability growth, profit margins, and the cost of capital. We also evaluate in connection with the annual impairment testing whether events and circumstances continue to support our assessment that the other indefinite-lived intangible assets continue to have an indefinite life.

Goodwill impairment is assessed at the reporting unit level annually on October 1 and upon the occurrence of an indicator of impairment. Our operations are organized by management into operating segments by line of business and geography. We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations and other non-automotive consolidated operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations which includes our investment in PTS. We have determined that the dealerships in each of our operating segments within the Retail Automotive reportable segment are components that are aggregated into six reporting units for the purpose of goodwill impairment testing, as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and/or used vehicles, service, parts, and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals), and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The reporting units are Eastern, Central, and Western United States, Stand-Alone Used United States, International, and Stand-Alone Used International. Our Retail Commercial Truck reportable segment has been determined to represent one operating segment and reporting unit. The goodwill included in our Other reportable segment relates primarily to our commercial vehicle distribution operating segment. There is no goodwill recorded in our Non-Automotive Investments reportable segment.

For our Retail Automotive, Retail Commercial Truck, and Other reporting units, we prepared a quantitative assessment of the carrying value of goodwill. We estimated the fair value of our reporting units using an “income” valuation approach. The “income” valuation approach estimates our enterprise value using a net present value model, which discounts projected free cash flows of our business using the weighted average cost of capital as the discount rate. We also validate the fair value for each reporting unit using the income approach by calculating a cash earnings multiple and determining whether the multiple was reasonable compared to recent market transactions completed by the Company or in the industry. As part of that assessment, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization. We believe this reconciliation process is consistent with a market participant perspective. This consideration would also include a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest and other significant assumptions, including revenue and profitability growth, franchise profit margins, residual values, and the cost of capital. During 2020, we concluded that for the retail automotive, retail commercial truck, and other reporting units that their fair values exceeded its carrying value.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Investments

We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $1,500.3 million and $1,399.0 million as of December 31, 2020, and 2019, respectively, including $1,419.2 million and $1,323.2 million relating to PTS as of December 31, 2020, and 2019, respectively. We currently hold a 28.9% ownership interest in PTS.

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
Level 2

Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted market prices in markets that are not active, or model-derived valuations or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Our financial instruments consist of cash and cash equivalents, debt, floor plan notes payable, forward exchange contracts, and interest rate swaps used to hedge future cash flows. Other than our fixed rate debt, the carrying amount of all significant financial instruments approximates fair value due either to length of maturity, the existence of variable interest rates that approximate prevailing market rates, or as a result of mark to market accounting.

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

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.50% senior subordinated notes due 2025	543.2	554.6	—	—
5.50% senior subordinated notes due 2026	496.4	515.0	495.7	521.7
Mortgage facilities	458.1	474.7	423.2	430.9

Revenue Recognition

Dealership Vehicle, Parts, and Service Sales

We record revenue for vehicle sales at a point in time when vehicles are delivered, which is when the transfer of title, risks and rewards of ownership, and control are considered passed to the customer. We record revenue for vehicle service and collision work over time as work is completed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general, and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received or upon attainment of the particular program goals if not associated with individual vehicles. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenue).

Dealership Finance and Insurance Sales

Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection, and extended service contracts. These commissions are recorded as revenue at a point in time when the customer enters into the contract. Payment is typically due and collected within 30 days subsequent to the execution of the contract with the customer. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $28.7 million and $26.6 million as of December 31, 2020, and December 31, 2019, respectively.

Commercial Vehicle Distribution

We record revenue from the distribution of vehicles, engines, and other products at a point in time when delivered, which is when the transfer of title, risks and rewards of ownership, and control are considered passed to the customer. We record revenue for service or repair work over time as work is completed and when parts are delivered to our customers. For our long-term power generation contracts, we record revenue over time as services are provided in accordance with contract milestones.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

See Note 2 “Revenues” for additional disclosures on revenue recognition.

Defined Contribution Plans

We sponsor a number of defined contribution plans covering a significant majority of our employees. Our contributions to such plans are discretionary and are based on the level of compensation and contributions by plan participants. We incurred expenses of $21.1 million, $29.4 million, and $24.8 million relating to such plans during the years ended December 31, 2020, 2019, and 2018, respectively.

Advertising

Advertising costs are expensed as incurred or when such advertising takes place. We incurred net advertising costs of $81.1 million, $112.6 million, and $115.3 million during the years ended December 31, 2020, 2019, and 2018, respectively. Qualified advertising expenditures reimbursed by manufacturers, which are treated as a reduction of advertising expense, were $13.3 million, $19.2 million, and $19.3 million during the years ended December 31, 2020, 2019, and 2018, respectively.

Self-Insurance

We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, vehicle physical damage insurance, property insurance, employment practices liability insurance, directors and officers’ insurance, and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and for certain exposures, we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $29.7 million and $28.6 million as of December 31, 2020, and 2019, respectively.

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

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2020, 2019, and 2018 follows:

	Year Ended December 31,
	2020	2019	2018

Weighted average number of common shares outstanding	80,594,856	82,495,045	85,165,367
Effect of non-participatory equity compensation	—	—	—
Weighted average number of common shares outstanding, including effect of dilutive securities	80,594,856	82,495,045	85,165,367

Hedging

Generally accepted accounting principles relating to derivative instruments and hedging activities require all derivatives, whether designated in hedging relationships or not, to be recorded on the balance sheet at fair value. These accounting principles also define requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments, which must be met in order to qualify for hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recorded in earnings immediately. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recorded in earnings. If the derivative is designated as a cash-flow hedge, effective changes in the fair value of the derivative are recorded in accumulated other comprehensive income (loss), a separate component of equity, and recorded in the income statement only when the hedged item affects earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately.

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

Recent Accounting Pronouncements

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU replaces the current incurred loss impairment methodology of recognizing credit losses when a loss is probable with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2019, with early adoption permitted. We adopted this ASU on the effective date of January 1, 2020. The adoption of this accounting standard update has not had a material impact on our consolidated financial position, results of operations, and cash flows.

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

Accounting for Cloud Computing Arrangements

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” Under this new guidance, certain implementation costs incurred in a hosted cloud computing service arrangement will be capitalized in accordance with ASC 350-40. For public companies, this ASU is effective for financial statements issued for annual periods beginning after December 15, 2019, and interim periods within those annual periods with early adoption permitted. The amendments from this update are to be applied retrospectively or prospectively to all implementation costs incurred after adoption. We adopted this ASU prospectively on the effective date of January 1, 2020. The adoption of this accounting standard update has not had a material impact on our consolidated financial position, results of operations, and cash flows.

Facilitation of the Effects of Reference Rate Reform on Financial Reporting

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Additionally, entities can elect to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain conditions are met. The new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. Our senior secured revolving credit facilities in the U.S. and U.K. and many of our floorplan arrangements utilize LIBOR as a benchmark for calculating the applicable interest rate. We are currently evaluating the impact of the transition from LIBOR to alternative reference interest rates. We cannot predict the effect of the potential changes to or elimination of LIBOR, the establishment and use of alternative rates or benchmarks, and the corresponding effects on our cost of capital, but do not expect a significant impact on our consolidated financial position, results of operations, and cash flows.

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

Disclosures for Business Acquisitions, Dispositions, and Significant Subsidiaries

On May 20, 2020, the SEC issued a final rule that amends the financial statement requirements for acquisitions and dispositions of businesses, including the determinations of whether a subsidiary or an acquired or disposed business is significant. The significance test rule changes to SEC Regulation S-X, Rule 3-09 impact our disclosure requirements for equity method investments, including our investment in Penske Transportation Solutions (“PTS”) as it relates to providing audited financial statements and summarized financial statement information in our footnotes disclosures. We early adopted this rule in the fourth quarter of 2020.

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

Retail Automotive and Retail Commercial Truck Dealership Revenue Recognition

Dealership Vehicle Sales. We record revenue for vehicle sales at a point in time when vehicles are delivered, which is when the transfer of title, risks and rewards of ownership, and control are considered passed to the customer. The amount of consideration we receive for vehicle sales is stated within the executed contract with our customer and is reduced by any noncash consideration representing the fair value of trade-in vehicles, if applicable. Payment is typically due and collected within 30 days subsequent to transfer of control of the vehicle.

Dealership Parts and Service Sales. We record revenue for vehicle service and collision work over time as work is completed and when parts are delivered to our customers. For service and parts revenues recorded over time, we utilize a method that considers total costs incurred to date and the applicable margin in relation to total expected efforts to complete our performance obligation in order to determine the appropriate amount of revenue to recognize over time. Recognition of this revenue over time reflects the amount of consideration we expect to be entitled to for the transfer of goods and services performed to date, representative of the amount for which we have a right to payment. The amount of consideration we receive for parts and service sales, including collision repair work, is based upon labor hours expended and parts utilized to perform and complete the necessary services to our customers. Payment is typically due upon delivery or within a period of time shortly thereafter. We receive payment from our customers upon transfer of control or within a period typically less than 30 days subsequent to the completion of services for the customer. We allow for customer returns of parts sales up to 30 days after the sale; however, parts returns are not material.

Dealership Finance and Insurance Sales. Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection, and

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

extended service contracts. These commissions are recorded as revenue at a point in time when the customer enters into the contract. Payment is typically due and collected within 30 days subsequent to the execution of the contract with the customer. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $28.7 million and $26.6 million as of December 31, 2020, and December 31, 2019, respectively.

Commercial Vehicle Distribution and Other Revenue Recognition

Penske Australia. We record revenue from the distribution of vehicles and other products at a point in time when delivered, which is when the transfer of title, risks and rewards of ownership, and control are considered passed to the customer. We record revenue for service or repair work over time as work is completed and when parts are delivered to our customers. For service and parts revenues recorded over time, we utilize a method that considers total costs incurred to date and the applicable margin in relation to total expected efforts to complete our performance obligation in order to determine the appropriate amount of revenue to recognize over time. Recognition of this revenue over time reflects the amount of consideration we expect to be entitled to for the transfer of goods and services performed to date, representative of the amount for which we have a right to payment.

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

We record revenue from the distribution of engines and other products at a point in time when delivered, which is when the transfer of title, risks and rewards of ownership, and control are considered passed to the customer. We record revenue for service or repair work over time as work is completed and when parts are delivered to our customers. For service and parts revenues recorded over time, we utilize a method that considers total costs incurred to date and the applicable margin in relation to total expected efforts to complete our performance obligation in order to determine the appropriate amount of revenue to recognize over time. Recognition of revenue over time reflects the amount of consideration we expect to be entitled to for the transfer of goods and services performed to date, representative of the amount for which we have a right to payment.

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

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Service and parts revenue represented $220.3 million for the year ended December 31, 2020, and $265.1 million the year ended December 31, 2019, for Penske Australia.

Other. Other revenue primarily consists of our non-automotive motorcycle dealership operations. Revenue recognition practices for these operations do not differ materially from those described under “Retail Automotive and Retail Commercial Truck Dealership Revenue Recognition” above.

Retail Automotive Dealership

The following tables disaggregate our retail automotive reportable segment revenue by product type and geographic location for the year ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
Retail Automotive Dealership Revenue	2020	2019	2018
New vehicle	$8,080.5	$9,329.5	$9,666.4
Used vehicle	6,414.7	7,241.2	7,252.1
Finance and insurance, net	576.3	652.1	629.6
Service and parts	1,883.7	2,195.9	2,151.4
Fleet and wholesale	973.6	1,197.1	1,149.7
Total retail automotive dealership revenue	$17,928.8	$20,615.8	$20,849.2

	Year Ended December 31,
Retail Automotive Dealership Revenue	2020	2019	2018
U.S.	$10,270.3	$11,697.6	$11,504.3
U.K.	6,344.1	7,559.4	7,961.4
Germany and Italy	1,314.4	1,358.8	1,383.5
Total retail automotive dealership revenue	$17,928.8	$20,615.8	$20,849.2

Retail Commercial Truck Dealership

The following table disaggregates our retail commercial truck reportable segment revenue by product type for the year ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
Retail Commercial Truck Dealership Revenue	2020	2019	2018
New truck	$1,315.9	$1,347.2	$866.9
Used truck	194.2	117.0	112.0
Finance and insurance, net	14.5	12.4	11.9
Service and parts	478.1	503.3	364.5
Other	58.2	70.6	19.2
Total retail commercial truck dealership revenue	$2,060.9	$2,050.5	$1,374.5

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Commercial Vehicle Distribution and Other

The following table disaggregates our other reportable segment revenue by business for the year ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
Commercial Vehicle Distribution and Other	2020	2019	2018
Commercial Vehicle Distribution	$454.2	$513.1	$558.5
Other	—	—	2.9
Total commercial vehicle distribution and other revenue	$454.2	$513.1	$561.4

Contract Balances

The following table summarizes our accounts receivable and unearned revenues as of December 31, 2020, and December 31, 2019:

	December 31,	December 31,
	2020	2019
Accounts receivable
Contracts in transit	$254.0	$291.1
Vehicle receivables	216.2	249.8
Manufacturer receivables	193.6	244.6
Trade receivables	135.3	164.7

Accrued expenses
Unearned revenues	$262.9	$262.9

Contracts in transit represent receivables from unaffiliated finance companies relating to the sale of customers’ installment sales and lease contracts arising in connection with the sale of a vehicle by us. Vehicle receivables represent receivables for any portion of the vehicle sales price not paid by the finance company. Manufacturer receivables represent amounts due from manufacturers, including incentives, holdbacks, rebates, warranty claims, and other receivables due from the factory. Trade receivables represent receivables due from customers, including amounts due for parts and service sales as well as receivables due from finance companies and others for the commissions earned on financing and commissions earned on insurance and extended service products provided by third parties. We evaluate collectability of receivables and estimate an allowance for doubtful accounts based on the age of the receivable, contractual life, historical collection experience, current conditions, and forecasts of future economic conditions, which is recorded within “Accounts receivable” on our consolidated balance sheets with our receivables presented net of the allowance.

Unearned revenues primarily relate to payments received from customers prior to satisfaction of our performance obligations, such as customer deposits and deferred revenues from operating leases. These amounts are presented within “Accrued expenses and other current liabilities” on our consolidated balance sheets. Of the amounts recorded as unearned revenues as of December 31, 2019, $259.7 million was recognized as revenue during the year ended December 31, 2020.

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

We estimate the total undiscounted rent obligations under these leases, including any extension periods that we are reasonably certain to exercise, to be $5.4 billion as of December 31, 2020. Some of our lease arrangements include rental payments that are adjusted based on an index or rate, such as the Consumer Price Index (CPI). As the rate implicit in the lease is generally not readily determinable for our operating leases, the discount rates used to determine the present value of our lease liability are based on our incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. Our incremental borrowing rate for a lease is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

In connection with the sale, relocation, and closure of certain of our franchises, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties for the years ended December 31, 2020, and 2019 was $25.8 million and $24.4 million, respectively. We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period. We had no proceeds from sale-leaseback transactions during the year ended December 31, 2020 compared to $18.9 million during the year ended December 31, 2019. We do not have any material leases that have not yet commenced as of December 31, 2020.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

The following table summarizes our net operating lease cost during the years ended December 31, 2020, and 2019:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Lease Cost
Operating lease cost (1)	$246.0	$242.0
Sublease income	(25.8)	(24.4)
Total lease cost	$220.2	$217.6

(1)	Includes short-term leases and variable lease costs, which are immaterial.

The following table summarizes supplemental cash flow information related to our operating leases:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Other Information
Gains on sale and leaseback transactions, net	$—	$(0.5)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	234.7	232.3
Right-of-use assets obtained in exchange for operating lease liabilities	152.1	97.7

Supplemental balance sheet information related to the weighted average remaining lease term and discount rate of our leases is as follows:

	December 31, 2020	December 31, 2019
Lease Term and Discount Rate
Weighted-average remaining lease term - operating leases	25 years	25 years
Weighted-average discount rate - operating leases	6.4%	6.6%

The following table summarizes the maturity of our lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on our consolidated balance sheet as of December 31, 2020:

Maturity of Lease Liabilities	December 31, 2020
2021	247.8
2022	241.7
2023	233.9
2024	227.0
2025	224.2
2026 and thereafter	4,233.5
Total future minimum lease payments	$5,408.1
Less: Imputed interest	(2,963.8)
Present value of future minimum lease payments	$2,444.3

Current operating lease liabilities (1)	$94.0
Long-term operating lease liabilities	2,350.3
Total operating lease liabilities	$2,444.3

(1)	Included within “Accrued expenses and other current liabilities” on Consolidated Balance Sheet as of December 31, 2020.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

4. Equity Method Investees

As of December 31, 2020, we had investments in the following companies that are accounted for under the equity method: the Nix Group (50%) operating automotive dealerships in Germany, Barcelona Premium SL (formerly Ibericar Keldinich SL) (50%) operating automotive dealerships in Spain, the Nicole Group (49%) operating automotive dealerships in Japan, Penske Commercial Leasing Australia (28%), and Bentley, Ferrari, and Maserati dealerships in New Jersey (20%).

We also have a 28.9% ownership interest in PTS, a leading provider of transportation and supply chain services. Our investment in PTS, which is accounted for under the equity method, amounted to $1,419.2 million and $1,323.2 million at December 31, 2020, and 2019, respectively.

The net book value of our equity method investments was $1,500.3 million and $1,399.0 million as of December 31, 2020, and 2019, respectively. We recorded $169.0 million, $147.5 million, and $134.8 million during the years ended December 31, 2020, 2019, and 2018, respectively, on our statements of income under the caption “Equity in earnings of affiliates” related to earnings from our equity method investments.

The combined results of operations and financial position of our equity method investees as of December 31 for each of the years presented are summarized as follows:

Condensed income statement information:

	Year Ended December 31,
	2020	2019	2018
Revenues	$9,613.8	$9,682.2	$9,013.7
Gross profit	2,101.5	2,007.0	2,011.7
Net income	584.3	509.8	458.7

Condensed balance sheet information:

	December 31,
	2020	2019
Current assets	$1,456.4	$1,481.9
Noncurrent assets	14,458.5	14,767.3
Total assets	$15,914.9	$16,249.2
Current liabilities	$1,333.1	$1,281.8
Noncurrent liabilities	10,952.6	11,679.1
Equity	3,629.2	3,288.3
Total liabilities and equity	$15,914.9	$16,249.2

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

5. Business Combinations

During 2020, we made no acquisitions. During 2019, we acquired one dealership related to our Commercial Vehicle Distribution business in New Zealand and six retail commercial truck locations. Our financial statements include the results of operations of the acquired entities from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated financial statements. A summary of the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the year ended December 31, 2019, follows:

December 31,
2019
Accounts receivable	$—
Inventories	150.7
Other current assets	0.6
Property and equipment	2.6
Indefinite-lived intangibles	214.0
Other noncurrent assets	—
Current liabilities	(16.8)
Noncurrent liabilities	(13.6)
Total consideration	337.5
Contingent consideration	(10.6)
Total cash used in acquisitions	$326.9

The following unaudited consolidated pro forma results of operations of PAG for the year ended December 31, 2019, give effect to acquisitions consummated during 2019 as if they had occurred on January 1, 2019:

Year Ended December 31,
2019
Revenues	$23,780.6
Income from continuing operations	443.7
Net income	444.2
Income from continuing operations per diluted common share	$5.38
Net income per diluted common share	$5.38

6. Inventories

Inventories consisted of the following:

	December 31,
	2020	2019
Retail automotive dealership new vehicles	$1,810.9	$2,346.2
Retail automotive dealership used vehicles	1,019.7	1,080.8
Retail automotive parts, accessories, and other	117.2	141.5
Retail commercial truck dealership vehicles and parts	223.1	465.2
Commercial vehicle distribution vehicles, parts, and engines	254.7	227.0
Total inventories	$3,425.6	$4,260.7

We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $52.6 million, $51.6 million, and $54.6 million during the years ended December 31, 2020, 2019,

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

and 2018, respectively.

7. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2020	2019
Buildings and leasehold improvements	$2,028.2	$1,904.5
Furniture, fixtures, and equipment	1,134.0	1,140.0
Total	$3,162.2	$3,044.5
Less: Accumulated depreciation	(757.8)	(678.1)
Property and equipment, net	$2,404.4	$2,366.4

Approximately $30.0 million and $29.1 million of capitalized interest is included in buildings and leasehold improvements as of December 31, 2020, and 2019, respectively, and is being depreciated over the useful life of the related assets.

8. Intangible Assets

Following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the years ended December 31, 2020, and 2019 net of accumulated impairment losses recorded prior to December 31, 2012, of $606.3 million and $37.1 million, respectively:

		Other Indefinite-
		Lived Intangible
	Goodwill	Assets
Balance — December 31, 2018	$1,752.0	$486.2
Additions	146.6	67.4
Disposals	(3.9)	(1.2)
Impairment	—	(1.9)
Foreign currency translation	16.3	1.7
Balance — December 31, 2019	$1,911.0	$552.2
Additions	—	2.5
Disposals	(8.8)	—
Impairment	—	(1.2)
Foreign currency translation	26.2	9.9
Balance — December 31, 2020	$1,928.4	$563.4

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Following is a summary of the changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2020, and 2019:

		Retail
	Retail	Commercial
	Automotive	Truck	Other	Total
Balance — December 31, 2018	$1,511.9	$162.6	$77.5	$1,752.0
Additions	0.9	145.6	0.1	146.6
Disposals	(3.9)	—	—	(3.9)
Foreign currency translation	15.9	0.8	(0.4)	16.3
Balance — December 31, 2019	$1,524.8	$309.0	$77.2	$1,911.0
Additions	—	—	—	—
Disposals	(8.8)	—	—	(8.8)
Foreign currency translation	18.8	0.4	7.0	26.2
Balance — December 31, 2020	$1,534.8	$309.4	$84.2	$1,928.4

There is no goodwill recorded in our Non-Automotive Investments reportable segment.

We test for impairment of our intangible assets at least annually. During 2020 and 2019, we recorded $1.2 million and $1.9 million, respectively, of impairment charges relating to our intangible assets with respect to the sale or closure of certain franchised dealerships.

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

The agreements typically grant a security interest in substantially all of the assets of our dealership and distribution subsidiaries and in the U.S., Australia, and New Zealand are guaranteed or partially guaranteed by us. Interest rates under the arrangements are variable and increase or decrease based on changes in the prime rate, defined London Interbank Offered Rate (“LIBOR”), the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Australian Bank Bill Swap Rate (“BBSW”), or the New Zealand Bank Bill Benchmark Rate. To date, we have not experienced any material limitation with respect to the amount or availability of financing from any institution providing us vehicle financing. We also receive non-refundable credits from certain of our vehicle manufacturers, which are treated as a reduction of cost of sales as vehicles are sold.

The weighted average interest rate on floor plan borrowings was 1.3%, 2.2%, and 2.1% for 2020, 2019, and 2018, respectively. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle and all floor plan notes payable relating to pre-owned vehicles as “Floor plan notes payable — non-trade” on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

10. Long-Term Debt

During the third quarter of 2020, we repaid in full at scheduled maturity our $300 million 3.75% senior subordinated notes due August 15, 2020. We also issued $550 million in aggregate principal amount of 3.50% senior subordinated notes due 2025 in August 2020, the proceeds of which were used to redeem our $550 million in aggregate principal amount of 5.75% senior subordinated notes due 2022 on October 1, 2020. During the fourth quarter of 2020, we also redeemed our $300 million 5.375% senior subordinated notes due 2024 at a redemption price equal to 101.792% of the principal amount together with accrued and unpaid interest, using availability under our U.S. revolving credit facility and cash flow from operations.

Long-term debt consisted of the following:

	December 31,
	2020	2019
U.S. credit agreement — revolving credit line	$108.0	$45.0
U.K. credit agreement — revolving credit line	—	165.8
U.K. credit agreement — overdraft line of credit	—	—
3.75% senior subordinated notes due 2020 redeemed August 15, 2020	—	299.2
5.75% senior subordinated notes due 2022 redeemed October 1, 2020	—	547.6
5.375% senior subordinated notes due 2024 redeemed December 28, 2020	—	298.0
3.50% senior subordinated notes due 2025	543.2	—
5.50% senior subordinated notes due 2026	496.4	495.7
Australia capital loan agreement	32.1	31.7
Australia working capital loan agreement	—	—
Mortgage facilities	458.1	423.2
Other	51.8	54.1
Total long-term debt	$1,689.6	$2,360.3
Less: current portion	(87.5)	(103.3)
Net long-term debt	$1,602.1	$2,257.0

Scheduled maturities of long-term debt for each of the next five years and thereafter are as follows:

2021	$87.5
2022	24.2
2023	128.4
2024	23.6
2025	689.6
2025 and thereafter	736.3
Total long-term debt reported	$1,689.6

U.S. Credit Agreement

We amended our U.S. credit agreement (the “U.S. credit agreement”) with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation to provide for an additional $100 million of borrowing capacity effective August 1, 2020. The U.S. credit agreement provides for up to $800.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments, and other general corporate purposes, which includes $250.0 million in revolving loans solely for acquisitions and up to $50 million of letters of credit. The U.S. credit agreement provides for a maximum of $150.0 million of borrowings for foreign acquisitions and expires on September 30, 2023. The interest rate

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

on revolving loans is LIBOR plus 1.75%, subject to an incremental 1.25% for uncollateralized borrowings in excess of a deﬁned borrowing base. In April of 2020, the lenders consented to a deferral of interest under the U.S. Credit Agreement for the months of April, May, and June until December 2020.

The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by substantially all of our U.S. subsidiaries and contains a number of significant covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay certain other indebtedness, pay dividends, create liens on assets, make investments or acquisitions, and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios each as defined in the U.S. credit agreement, including a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity, and a ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed.

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations, and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of December 31, 2020, we had $108.0 million outstanding under the U.S. credit agreement.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £150.0 million revolving credit agreement with the National Westminster Bank plc and BMW Financial Services (GB) Limited plus an additional £52.0 million of demand overdraft lines of credit, £40.0 million of which is only available on demand from March 20th to April 30th and September 20th to October 31st each year (relating to the peak sales periods in the U.K.), (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments, and general corporate purposes. The loans mature on the termination date of the facility, which is December 12, 2023. The revolving loans bear interest between defined LIBOR plus 1.10% and defined LIBOR plus 2.10%. The U.K. credit agreement also includes a £100.0 million “accordion” feature which allows the U.K. subsidiaries to request up to an additional £100.0 million of facility capacity. The lenders may agree to provide the additional capacity, and if not, the U.K. subsidiaries may add an additional lender, if available, to the facility to provide such additional capacity. As of December 31, 2020, we had no outstanding revolver borrowings under the U.K. credit agreement.

The U.K. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries and contains a number of significant covenants that, among other things, restrict the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions, and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with defined ratios and tests, including a ratio of earnings before interest, taxes, amortization, and rental payments (“EBITAR”) to interest plus rental payments, a measurement of maximum capital expenditures, and a debt to EBITDA ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed.

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

Optional redemption. Prior to September 1, 2022, we may redeem the 3.50% Notes at a redemption price equal to 100% of the principal thereof, plus an applicable make-whole premium and any accrued and unpaid interest. In addition, we may redeem up to 40% of the 3.50% Notes before September 1, 2022, with net cash proceeds from certain equity offerings at a redemption price equal to 103.50% of the principal thereof, plus accrued and unpaid interest. On or after September 1, 2022, we may redeem the 3.50% Notes at the redemption prices noted in the indenture. Prior to May 15, 2021, we may redeem the 5.50% Notes at a redemption price equal to 100% of the principal amount of the 5.50% Notes, plus an applicable make whole premium and any accrued and unpaid interest. On or after May 15, 2021, we may redeem the 5.50% Notes for cash at the redemption prices noted in the indenture, plus any accrued and unpaid interest.

Australia Loan Agreements

Penske Australia is party to two facilities with Volkswagen Financial Services Australia Pty Limited representing a five-year AU $50.0 million capital loan and a one-year AU $50.0 million working capital loan. Both facilities are subject to annual extensions. These agreements each provide the lender with a secured interest in all assets of these businesses. The loans bear interest at the Australian BBSW 30-day Bill Rate plus 3.0%. Irrespective of the term of the agreements, both agreements provide the lender with the ability to call the loans on 90 days’ notice. These facilities are also guaranteed by our U.S. parent company up to AU $50.0 million. As of December 31, 2020, we had AU $41.7 million ($32.1 million) outstanding under the capital loan agreement and had no outstanding borrowings under the working capital loan agreement.

Mortgage Facilities

We are party to several mortgages that bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. During the year ended December 31, 2020, we received principal and interest payment deferrals from certain lenders related to COVID-19 relief. As of December 31, 2020, we owed $458.1 million of principal under our mortgage facilities.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

11. Derivatives and Hedging

Penske Australia sells vehicles, engines, parts, and other products purchased from manufacturers in the U.S., Germany, and the U.K. In order to protect against exchange rate movements, Penske Australia enters into foreign exchange forward contracts against anticipated cash flows. The contracts are timed to mature when major shipments are scheduled to arrive in Australia and when receipt of payment from customers is expected. We classify our foreign exchange forward contracts as cash flow hedges and state them at fair value. We used Level 2 inputs to estimate the fair value of the foreign exchange forward contracts. The fair value of the contracts designated as hedging instruments was estimated to be a liability of $2.5 million and $0.1 million as of December 31, 2020, and 2019, respectively.

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

The interest rate swap is designated as a cash flow hedge, and the related gain or loss is deferred in stockholders’ equity as a component of Accumulated Other Comprehensive Income (Loss). Monthly contractual settlements of the position are recognized as Floorplan interest expense, net, in the Condensed Consolidated Statements of Operations. We had no gain or loss related to ineffectiveness recognized in the Condensed Consolidated Statements of Operations during the year ended December 31, 2020. We use Level 2 inputs to estimate the fair value of the interest rate swap agreement. As of December 31, 2020, the fair value of the swap designated as a hedging instrument was estimated to be a net liability of $4.3 million.

12. Commitments and Contingent Liabilities

We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of December 31, 2020, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.

We lease land and facilities, including certain dealerships and office space. Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of the other lease covenants gives rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. Refer to the disclosures provided in Note 3 for further description of our leases. Rent expense for the years ended December 31, 2020, 2019, and 2018 amounted to $231.8 million, $232.0 million, and $232.1 million, respectively.

We have sold a number of dealerships to third parties and as a condition to certain of those sales, remain liable for the lease payments relating to the properties on which those businesses operate in the event of non-payment by the buyer. We are also party to lease agreements on properties that we no longer use in our retail operations that we have sublet to third parties. We rely on subtenants to pay the rent and maintain the property at these locations. In the event the subtenant does not perform as expected, we may not be able to recover amounts owed to us, and we could be required to fulfill these obligations. We believe we have made appropriate reserves relating to these locations. The aggregate rent paid by the tenants on those properties in 2020 was approximately $25.8 million, and in aggregate, we currently

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

guarantee or are otherwise liable for approximately $202.3 million of these lease payments, including lease payments during available renewal periods.

Our floor plan credit agreement with Mercedes Benz Financial Services Australia (“MBA”) provides us revolving loans for the acquisition of commercial vehicles for distribution to our retail network. This facility includes a commitment to repurchase dealer vehicles in the event the dealer’s floor plan agreement with MBA is terminated.

We have $49.0 million of letters of credit outstanding as of December 31, 2020, and have posted $21.5 million of surety bonds in the ordinary course of business.

13. Related Party Transactions

We sometimes pay to and/or receive fees from Penske Corporation and its affiliates for services rendered in the normal course of business or to reimburse payments made to third parties on each other’s behalf. These transactions are reviewed periodically by our Audit Committee and reflect the provider’s cost or an amount mutually agreed upon by both parties. During 2020, 2019, and 2018, Penske Corporation and its affiliates billed us $4.1 million, $5.4 million, and $6.2 million, respectively, and we billed Penske Corporation and its affiliates $30 thousand, $80 thousand, and $183 thousand, respectively, for such services. As of December 31, 2020, and 2019, we had $20 thousand and $46 thousand of receivables from, and $0.4 million and $0.6 million of payables to, Penske Corporation and its subsidiaries, respectively.

PTS is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui. The partnership agreement among the partners, among other things, provides us with specified partner distribution and governance rights and restricts our ability to transfer our interests. The partnership has a six-member advisory committee, and we are entitled to one of the six representatives. We have the right to pro rata quarterly distributions equal to 50% of PTS’ consolidated net income, and we continue to realize significant cash tax savings.

We are able to transfer our directly owned interests with the unanimous consent of the other partners or if we provide the remaining partners with a right of first offer to acquire our interests, except that we may transfer up to 9.02% of our interest to Penske Corporation without complying with the right of first offer to the remaining partner. We and Penske Corporation have agreed that (1) in the event of any transfer by Penske Corporation of their partnership interests to a third party, we will be entitled to “tag-along” by transferring a pro rata amount of our partnership interests on similar terms and conditions, and (2) Penske Corporation is entitled to a right of first refusal in the event of any transfer of our partnership interests, subject to the terms of the partnership agreement. Additionally, PTS has agreed to indemnify the general partner for any actions in connection with managing PTS, except those taken in bad faith or in violation of the partnership agreement.

The partnership agreement allows Penske Corporation to give notice to require PTS to begin to effect an initial public offering of equity securities, subject to certain limitations, as soon as practicable after the first anniversary of the initial notice, and beginning in 2025, we and Mitsui continue to have a similar right to require PTS to begin an initial public offering of equity securities, subject to certain limitations, as soon as reasonably practicable. The term of the partnership agreement is indefinite.

In 2020, 2019, and 2018, we received $72.2 million, $71.9 million, and $63.2 million, respectively, from PTS in pro rata cash dividends. In 2014, we formed a venture with PTS, Penske Commercial Leasing Australia. This venture combines PTS’ fleet operations expertise with our market knowledge of commercial vehicles to rent heavy-duty commercial vehicles in Australia. This venture is accounted for as an equity method investment as discussed in Note 4.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Joint Venture Relationships

From time to time we enter into joint venture relationships in the ordinary course of business, pursuant to which we own and operate automotive dealerships together with other investors. We may also provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of December 31, 2020, our automotive joint venture relationships were as follows:

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

In the fourth quarter of 2020, we purchased the remaining 8.2% interest in our former retail automotive joint venture in Aachen, Germany for approximately $5.0 million.

Additionally, we are party to non-automotive joint ventures representing our investments in PTS (28.9%) and Penske Commercial Leasing Australia (28%) that are accounted for under the equity method, as more fully discussed in Note 4.

14. Stock-Based Compensation

Key employees, outside directors, consultants, and advisors of PAG are eligible to receive stock-based compensation pursuant to the terms of our 2020 Equity Incentive Plan (the “2020 Plan”). This plan allows for the issuance of shares for stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other awards. The 2020 Plan allows for up to 5,000,000 awards, of which 4,954,087 shares of common stock were available for grant as of December 31, 2020, and terminates once all awards have been issued. Compensation expense related to our equity incentive plans were $20.4 million, $17.8 million, and $16.8 million during 2020, 2019, and 2018, respectively.

Restricted Stock

During 2020, 2019, and 2018, we granted 280,830, 524,063, and 330,048 shares, respectively, of restricted common stock and restricted stock units at no cost to participants under the plan. These awards provide the holder voting and dividend rights prior to vesting. The awards are subject to forfeiture and are non-transferable, which restrictions generally lapse over a four-year period from the grant date at a rate of 15%, 15%, 20% and 50% per year. We have determined that the grant date quoted market price of the underlying common stock is the appropriate measure of compensation cost. This cost is amortized as expense over the restriction period. As of December 31, 2020, there was $27.2 million of unrecognized compensation cost related to the restricted stock, which is expected to be recognized over the restricted period.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Presented below is a summary of the status of our restricted stock as of December 31, 2020, and 2019 and changes during the year ended December 31, 2020:

		Weighted Average	Aggregate
	Shares	Grant Date Fair Value	Intrinsic Value
December 31, 2019	1,126,705	$46.55
Granted	280,830	51.61
Vested	(357,295)	44.85
Forfeited	(22,505)	46.08
December 31, 2020	1,027,735	$47.75	$61.0

15. Equity

A summary of shares repurchased under our securities repurchase program, and shares acquired, is as follows:

	Year Ended December 31,
	2020	2019	2018
Shares repurchased (1)	890,195	3,871,887	1,467,886
Aggregate purchase price	$29.4	$169.2	$63.1
Average purchase price per share	$33.06	$43.71	$43.00

Shares acquired (2)	137,541	114,949	119,608
Aggregate purchase price	$5.0	$4.9	$5.8
Average purchase price per share	$36.34	$42.72	$48.61

(1)	Shares were repurchased under our securities repurchase program. As of December 31, 2020, we had $170.6 million in repurchase authorization under the repurchase program.
(2)	Shares were acquired from employees in connection with a net share settlement feature of employee equity awards.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

16. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and the reclassifications out of accumulated other comprehensive income (loss) during the years ended December 31, 2020, 2019, and 2018 attributable to Penske Automotive Group common stockholders follows:

				Accumulated
	Foreign			Other
	Currency	Interest Rate		Comprehensive
	Translation	Swaps	Other	Income (Loss)
Balance at January 1, 2018	$(134.0)	$—	$(12.5)	$(146.5)
Other comprehensive income before reclassifications	(74.3)	—	(13.7)	(88.0)
Amounts reclassified from accumulated other comprehensive income — net of tax provision of $0.0	—	—	—	—
Net current-period other comprehensive income	(74.3)	—	(13.7)	(88.0)
Balance at December 31, 2018	$(208.3)	$—	$(26.2)	$(234.5)
Other comprehensive income before reclassifications	22.2	—	9.5	31.7
Amounts reclassified from accumulated other comprehensive income — net of tax provision $0.0	—	—	—	—
Net current-period other comprehensive income	22.2	—	9.5	31.7
Balance at December 31, 2019	$(186.1)	$—	$(16.7)	$(202.8)
Other comprehensive income before reclassifications	50.6	(3.6)	(5.2)	41.8
Amounts reclassified from accumulated other comprehensive income — net of tax provision of $0.0	—	0.4	—	0.4
Net current-period other comprehensive income	50.6	(3.2)	(5.2)	42.2
Balance at December 31, 2020	$(135.5)	$(3.2)	$(21.9)	$(160.6)

17. Income Taxes

On December 22, 2017, the President of the United States signed into law P.L. 115-97, commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Act”). The Act modified several provisions of the Internal Revenue Code related to corporations, including a permanent corporate income tax rate reduction from 35% to 21%, effective January 1, 2018. The Act also significantly changed U.S. international tax laws for tax years beginning after December 31, 2017, and requires a one-time mandatory deemed repatriation of all cumulative post-1986 foreign earnings & profits (“E&P”) of a U.S. Shareholder’s foreign subsidiaries, effective during 2017.

We have considered and analyzed the applicability of the global intangible low-taxed income (“GILTI”) provisions, including the GILTI high-tax exclusion final regulations issued during 2020 and its effect on our annualized effective tax rate for 2020. The effect of the GILTI inclusion on the 2020 annualized effective tax rate is not material. We have adopted the method of accounting for GILTI inclusions as a period expense and therefore have not accrued any deferred taxes in relation to this provision in the 2020 consolidated financial statements.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, includes various income and payroll tax provisions, modifications to federal net operating loss rules, business interest deduction limitations, and bonus depreciation eligibility for qualified improvement property. As a result of net operating loss carryback provision of the CARES Act and various other U.S. and foreign tax legislation changes, we recorded an income tax benefit of $11.4 million for the year ended December 31, 2020. Additionally, we received payroll tax deferrals and benefits from the employee retention tax credit.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Income from continuing operations before income taxes by geographic region was as follows:

	Year Ended December 31,
	2020	2019	2018
U.S.	$512.4	$427.8	$390.3
Non-U.S.	195.2	163.7	213.8
Income from continuing operations before income taxes	$707.6	$591.5	$604.1

Income taxes relating to income from continuing operations consisted of the following:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$(78.1)	$23.6	$(15.6)
State and local	7.3	4.3	(2.9)
Non-U.S.	39.2	36.8	46.9
Total current	$(31.6)	$64.7	$28.4
Deferred:
Federal	165.4	67.6	85.9
State and local	22.5	24.0	20.0
Non-U.S.	6.4	0.4	—
Total deferred	$194.3	$92.0	$105.9
Income taxes	$162.7	$156.7	$134.3

Income taxes relating to income from continuing operations varied from the U.S. federal statutory income tax rate due to the following:

	Year Ended December 31,
	2020	2019	2018
Income taxes at federal statutory rate	$148.6	$124.2	$126.9
State and local income taxes, net of federal taxes	21.9	23.6	13.8
Non-U.S. income taxed at other rates	4.6	2.8	1.9
Rate differential from NOL carryback	(21.6)	—	—
Foreign tax credit revaluation	12.3	—	—
SAB 118 benefit	—	—	(11.6)
Other	(3.1)	6.1	3.3
Income taxes	$162.7	$156.7	$134.3

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

The components of deferred tax assets and liabilities as of December 31, 2020, and 2019 were as follows:

	December 31,
	2020	2019
Deferred Tax Assets
Accrued liabilities	$64.6	$49.7
Net operating loss and credit carryforwards	102.6	72.8
Leasing liabilities	596.9	577.8
Other	31.5	27.6
Total deferred tax assets	795.6	727.9
Valuation allowance	(64.2)	(45.7)
Net deferred tax assets	$731.4	$682.2
Deferred Tax Liabilities
Depreciation and amortization	(242.9)	(206.9)
Partnership investments	(757.4)	(569.0)
Leasing assets	(596.9)	(577.8)
Other	(7.3)	(6.4)
Total deferred tax liabilities	(1,604.5)	(1,360.1)
Net deferred tax liabilities	$(873.1)	$(677.9)

We are not permanently reinvested in a portion of our previously taxed unremitted foreign earnings, which may be distributed in the future. At December 31, 2020, we have accrued the appropriate amount of U.S. state income taxes and foreign withholding taxes for the unremitted foreign earnings that are not permanently reinvested. We have not provided any U.S. taxes on a total temporary difference of $308.0 million related to the excess of financial reporting basis over tax basis in our non-U.S. subsidiaries as it is our position that we are permanently reinvested for this basis difference.

At December 31, 2020, we have $484.5 million of state net operating loss carryforwards in the U.S. that expire at various dates beginning in 2021 through 2040, U.S. federal and state credit carryforwards of $4.9 million that will not expire, a U.S. foreign tax credit carryforward of $53.2 million that will expire beginning in 2027, U.K. capital loss carryforwards of $2.7 million that will not expire, Germany net operating loss carryforwards of $54.4 million that will not expire, New Zealand net operating loss carryforwards of $4.6 million that will not expire, and Italy net operating loss carryforwards of $0.1 million that will not expire. The Company used $157.4 million of state net operating loss carryforwards in the U.S. in 2020.

A valuation allowance of $0.8 million has been recorded against the state net operating loss carryforwards in the U.S., a valuation allowance of $0.4 million has been recorded against the state credit carryforwards in the U.S., and a valuation allowance of $30.2 million has been recorded against the U.S. foreign tax credit carryforward as of December 31, 2020. A valuation allowance of $18.0 million has been recorded against German net operating losses and other deferred tax assets. A valuation allowance of $14.9 million has been recorded against U.K. deferred tax assets related to buildings as of December 31, 2020.

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Generally accepted accounting principles relating to uncertain income tax positions prescribe a minimum recognition threshold a tax position is required to meet before being recognized and provides guidance on the derecognition, measurement, classification, and disclosure relating to income taxes. The movement in uncertain tax positions for the years ended December 31, 2020, 2019, and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
Uncertain tax positions — January 1	$0.1	$0.1	$3.5
Gross increase — tax position in prior periods	—	—	—
Gross decrease — tax position in prior periods	—	—	(3.4)
Gross increase — current period tax position	—	—	—
Settlements	—	—	—
Lapse in statute of limitations	—	—	—
Foreign exchange	—	—	—
Uncertain tax positions — December 31	$0.1	$0.1	$0.1

We have elected to include interest and penalties in our income tax expense. The total interest and penalties included within uncertain tax positions at December 31, 2020, were $0. We do not expect a significant change to the amount of uncertain tax positions within the next twelve months. Our U.S. federal returns remain open to examination for 2017 through 2019 and various U.S. state jurisdictions are open for periods ranging from 2015 through 2019. The portion of the total amount of uncertain tax positions as of December 31, 2020, that would, if recognized, impact the effective tax rate was $0.1 million.

We have classified our tax reserves as a long-term obligation on the basis that management does not expect to make payments relating to those reserves within the next twelve months.

18. Segment Information

Our operations are organized by management into operating segments by line of business and geography. We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations and other non-automotive consolidated operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations which includes our investment in PTS. The Retail Automotive reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and our retail automotive joint ventures. The individual dealership operations included in the Retail Automotive reportable segment represent six operating segments: Eastern, Central, and Western United States, Stand-Alone Used United States, International, and Stand-Alone Used International. These operating segments have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and/or used vehicles, service, parts, and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals), and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The accounting policies of the segments are the same and are described in Note 1.

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

	Retail	Retail Commercial		Non-Automotive	Intersegment
	Automotive	Truck	Other	Investments	Elimination	Total
Revenues
2020	$17,928.8	$2,060.9	$454.2	$—	$—	$20,443.9
2019	20,615.8	2,050.5	513.1	—	—	23,179.4
2018	20,849.2	1,374.5	561.4	—	—	22,785.1
Floor plan interest expense
2020	$39.6	$5.6	$1.1	$—	$—	$46.3
2019	74.9	8.0	1.6	—	—	84.5
2018	74.9	4.2	1.8	—	—	80.9
Other interest expense
2020	$114.5	$3.7	$1.4	$—	$—	$119.6
2019	118.4	3.2	2.6	—	—	124.2
2018	108.3	2.4	4.0	—	—	114.7
Depreciation
2020	$103.8	$6.4	$5.3	$—	$—	$115.5
2019	99.1	5.5	5.0	—	—	109.6
2018	94.2	4.3	5.2	—	—	103.7
Equity in earnings of affiliates
2020	$4.4	$—	$—	$164.6	$—	$169.0
2019	5.2	—	—	142.3	—	147.5
2018	5.2	—	—	129.6	—	134.8
Adjusted segment income
2020	$443.4	$78.2	$21.4	$164.6	$—	$707.6
2019	339.9	86.5	22.8	142.3	—	591.5
2018	389.7	62.3	22.5	129.6	—	604.1

PENSKE AUTOMOTIVE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except share and per share amounts)

Total assets, equity method investments, and capital expenditures by reportable segment are as set forth in the table below:

	Retail	Retail Commercial		Non-Automotive	Intersegment
	Automotive	Truck	Other	Investments	Elimination	Total
Total assets
2020	$10,352.8	$839.1	$632.2	$1,423.1	$—	$13,247.2
2019	10,960.1	1,075.8	579.9	1,326.9	—	13,942.7
Equity method investments
2020	$77.2	$—	$—	$1,423.1	$—	$1,500.3
2019	72.1	—	—	1,326.9	—	1,399.0
Capital expenditures
2020	$175.6	$7.2	$3.1	$—	$—	$185.9
2019	231.9	9.9	3.5	—	—	245.3
2018	292.6	9.3	3.7	—	—	305.6

The following table presents revenue and long-lived assets (all non-current assets except goodwill, other indefinite-lived intangible assets, and operating lease right-of-use assets) by geographic area:

	Year Ended December 31,
	2020	2019	2018
Revenue from external customers:
U.S.	$12,105.1	$13,511.8	$12,607.8
Non-U.S.	8,338.8	9,667.6	10,177.3
Total revenue from external customers	$20,443.9	$23,179.4	$22,785.1
Long-lived assets, net:
U.S.	$2,605.1	$2,481.1
Non-U.S.	1,325.0	1,303.8
Total long-lived assets	$3,930.1	$3,784.9

The Company’s non-U.S. operations are predominantly based in the U.K.

Schedule II

PENSKE AUTOMOTIVE GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In millions)

	Balance at		Deductions,	Balance
	Beginning		Recoveries,	at End
Description	of Year	Additions	& Other	of Year
Year Ended December 31, 2020
Allowance for doubtful accounts	$5.7	$1.5	$(1.7)	$5.5
Tax valuation allowance	45.7	18.5	—	64.2
Year Ended December 31, 2019
Allowance for doubtful accounts	$5.4	$3.6	$(3.3)	$5.7
Tax valuation allowance	40.5	5.4	(0.2)	45.7
Year Ended December 31, 2018
Allowance for doubtful accounts	$5.5	$2.0	$(2.1)	$5.4
Tax valuation allowance	36.6	4.0	(0.1)	40.5