Form 10-Q
period 2021-03-31
PENSKE AUTOMOTIVE GROUP, INC.
filed 2021-04-29
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 26, 2021, there were 80,827,119 shares of voting common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2021	2020

	(Unaudited)
	(In millions, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$94.6	$49.5
Accounts receivable, net of allowance for doubtful accounts of $5.5 and $5.5	861.5	806.9
Inventories	3,277.8	3,425.6
Other current assets	125.0	126.8
Total current assets	4,358.9	4,408.8
Property and equipment, net	2,372.7	2,404.4
Operating lease right-of-use assets	2,419.0	2,416.5
Goodwill	1,928.5	1,928.4
Other indefinite-lived intangible assets	561.6	563.4
Equity method investments	1,554.3	1,500.3
Other long-term assets	27.0	25.4
Total assets	$13,222.0	$13,247.2
LIABILITIES AND EQUITY
Floor plan notes payable	$1,686.9	$1,780.5
Floor plan notes payable — non-trade	1,334.7	1,363.8
Accounts payable	690.5	675.4
Accrued expenses and other current liabilities	788.1	767.2
Current portion of long-term debt	88.0	87.5
Liabilities held for sale	0.5	0.5
Total current liabilities	4,588.7	4,674.9
Long-term debt	1,492.5	1,602.1
Long-term operating lease liabilities	2,349.3	2,350.3
Deferred tax liabilities	918.2	873.1
Other long-term liabilities	388.6	420.7
Total liabilities	9,737.3	9,921.1
Commitments and contingent liabilities (Note 10)
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 80,827,657 shares issued and outstanding at March 31, 2021; 80,392,662 shares issued and outstanding at December 31, 2020	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	318.4	311.8
Retained earnings	3,299.2	3,151.3
Accumulated other comprehensive income (loss)	(155.4)	(160.6)
Total Penske Automotive Group stockholders’ equity	3,462.2	3,302.5
Non-controlling interest	22.5	23.6
Total equity	3,484.7	3,326.1
Total liabilities and equity	$13,222.0	$13,247.2

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2021	2020

	(Unaudited)
	(In millions, except per share amounts)
Revenue:
Retail automotive dealership	$5,206.9	$4,416.6
Retail commercial truck dealership	434.7	491.4
Commercial vehicle distribution	132.2	101.1
Total revenues	5,773.8	5,009.1
Cost of sales:
Retail automotive dealership	4,407.0	3,738.5
Retail commercial truck dealership	354.7	422.6
Commercial vehicle distribution	98.9	71.3
Total cost of sales	4,860.6	4,232.4
Gross profit	913.2	776.7
Selling, general and administrative expenses	664.3	641.8
Depreciation	29.3	28.5
Operating income	219.6	106.4
Floor plan interest expense	(9.5)	(17.7)
Other interest expense	(17.9)	(31.7)
Equity in earnings of affiliates	55.4	14.5
Income from continuing operations before income taxes	247.6	71.5
Income taxes	(64.5)	(20.1)
Income from continuing operations	183.1	51.4
Income from discontinued operations, net of tax	—	0.1
Net income	183.1	51.5
Less: Income (loss) attributable to non-controlling interests	0.6	(0.2)
Net income attributable to Penske Automotive Group common stockholders	$182.5	$51.7
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$2.26	$0.64
Discontinued operations	0.00	0.00
Net income attributable to Penske Automotive Group common stockholders	$2.26	$0.64
Shares used in determining basic earnings per share	80.6	81.1
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$2.26	$0.64
Discontinued operations	0.00	0.00
Net income attributable to Penske Automotive Group common stockholders	$2.26	$0.64
Shares used in determining diluted earnings per share	80.6	81.1
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$183.1	$51.4
Less: Income (loss) attributable to non-controlling interests	0.6	(0.2)
Income from continuing operations, net of tax	182.5	51.6
Income from discontinued operations, net of tax	—	0.1
Net income attributable to Penske Automotive Group common stockholders	$182.5	$51.7
Cash dividends per share	$0.43	$0.42

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
	2021	2020

Net income	$183.1	$51.5
Other comprehensive income (loss):
Foreign currency translation adjustment	0.1	(92.9)
Unrealized gain on interest rate swaps:
Unrealized gain arising during the period, net of tax provision of $1.3 and $0.0, respectively	3.7	—
Reclassification adjustment for loss included in floor plan interest expense, net of tax benefit of $0.1 and $0.0, respectively	0.2	—
Unrealized gain on interest rate swaps, net of tax	3.9	—
Other adjustments to comprehensive income (loss), net	0.7	(4.0)
Other comprehensive income (loss), net of tax	4.7	(96.9)
Comprehensive income (loss)	187.8	(45.4)
Less: Comprehensive income (loss) attributable to non-controlling interests	0.1	(0.4)
Comprehensive income (loss) attributable to Penske Automotive Group common stockholders	$187.7	$(45.0)

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2021	2020

	(Unaudited)
	(In millions)
Operating Activities:
Net income	$183.1	$51.5
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	29.3	28.5
Earnings of equity method investments	(55.4)	(14.5)
Income from discontinued operations, net of tax	—	(0.1)
Deferred income taxes	41.8	28.4
Changes in operating assets and liabilities:
Accounts receivable	(54.5)	343.9
Inventories	147.2	(9.3)
Floor plan notes payable	(93.6)	(126.8)
Accounts payable and accrued expenses	39.1	(84.9)
Other	2.3	(4.8)
Net cash provided by continuing operating activities	239.3	211.9
Investing Activities:
Purchase of equipment and improvements	(42.4)	(25.7)
Proceeds from sale of dealerships	4.3	10.3
Proceeds from sale of equipment and improvements	20.4	—
Other	(0.6)	(0.7)
Net cash used in continuing investing activities	(18.3)	(16.1)
Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	301.0	515.0
Repayments under U.S. credit agreement revolving credit line	(409.0)	(210.0)
Net repayments of other long-term debt	(2.3)	(22.1)
Net (repayments) borrowings of floor plan notes payable — non-trade	(29.1)	11.7
Payments for contingent consideration	—	(21.1)
Repurchases of common stock	—	(29.4)
Dividends	(34.6)	(34.2)
Payment of debt issuance costs	(0.1)	—
Net (used in) cash provided by continuing financing activities	(174.1)	209.9
Discontinued operations:
Net cash provided by discontinued operating activities	—	0.1
Net cash provided by discontinued investing activities	—	—
Net cash provided by discontinued financing activities	—	—
Net cash provided by discontinued operations	—	0.1
Effect of exchange rate changes on cash and cash equivalents	(1.8)	(2.0)
Net change in cash and cash equivalents	45.1	403.8
Cash and cash equivalents, beginning of period	49.5	28.1
Cash and cash equivalents, end of period	$94.6	$431.9
Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest	$27.2	$36.3
Income taxes	11.5	(3.3)

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	Three Months Ended March 31, 2021

					Accumulated	Total
	Common Stock		Additional		Other	Penske
	Issued		Paid-in	Retained	Comprehensive	Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity

	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2020	80,392,662	$—	$311.8	$3,151.3	$(160.6)	$3,302.5	$23.6	$3,326.1
Equity compensation	434,995	—	6.6	—	—	6.6	—	6.6
Dividends	—	—	—	(34.6)	—	(34.6)	—	(34.6)
Interest rate swaps	—	—	—	—	3.9	3.9	—	3.9
Distributions to non-controlling interest	—	—	—	—	—	—	(1.2)	(1.2)
Foreign currency translation	—	—	—	—	0.6	0.6	(0.5)	0.1
Other	—	—	—	—	0.7	0.7	—	0.7
Net income	—	—	—	182.5	—	182.5	0.6	183.1
Balance, March 31, 2021	80,827,657	$—	$318.4	$3,299.2	$(155.4)	$3,462.2	$22.5	$3,484.7

	Three Months Ended March 31, 2020

					Accumulated	Total
	Common Stock		Additional		Other	Penske
	Issued		Paid-in	Retained	Comprehensive	Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity

	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2019	81,084,751	$—	$320.4	$2,675.8	$(202.8)	$2,793.4	$18.2	$2,811.6
Equity compensation	268,722	—	4.9	—	—	4.9	—	4.9
Repurchases of common stock	(890,195)	—	(29.4)	—	—	(29.4)	—	(29.4)
Dividends	—	—	—	(34.2)	—	(34.2)	—	(34.2)
Foreign currency translation	—	—	—	—	(92.7)	(92.7)	(0.2)	(92.9)
Other	—	—	—	—	(4.0)	(4.0)	—	(4.0)
Net income	—	—	—	51.7	—	51.7	(0.2)	51.5
Balance, March 31, 2020	80,463,278	$—	$295.9	$2,693.3	$(299.5)	$2,689.7	$17.8	$2,707.5

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

Impact of the COVID-19 Pandemic on our Business

Overview – In March 2020, COVID-19 was declared a global pandemic by the World Health Organization. The outbreak of the COVID-19 pandemic across the globe adversely impacted each of our markets and the global economy, leading to disruptions in our business. While the COVID-19 pandemic continues in all of our markets, we have experienced improved business conditions and improved financial results primarily driven by our cost cutting measures and increased gross profit on vehicles sold due in part to increased demand, coupled with lower inventory due to production shortages experienced by our vehicle manufacturers.

In response to the COVID-19 pandemic, the U.K. reinstated shelter-in-place orders which required our dealership showrooms to remain closed during the three months ended March 31, 2021. These shelter-in-place orders largely expired April 12, 2021, though certain restrictions remain. We continued to conduct sales through our online tools, which allowed vehicle sales without showroom access. If shelter-in-place orders are re-enacted or other restrictions are placed on our business, we may be adversely impacted.

We believe that business disruption relating to the COVID-19 pandemic may continue to negatively impact the global economy and may affect our businesses as outlined above, or in other manners including supply chain disruptions, all of which would adversely impact our business and results of operations.

Refer to the “COVID-19 Disclosure” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Business Overview and Concentrations

We are a diversified international transportation services company that operates automotive and commercial truck dealerships principally in the United States, Canada, and Western Europe and distributes commercial vehicles, diesel engines, gas engines, power systems, and related parts and services principally in Australia and New Zealand.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $17.9 billion in total retail automotive dealership revenue we generated in 2020. As of March 31, 2021, we operated 304 retail automotive franchises, of which 143 franchises are located in the U.S. and 161 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the three months ended March 31, 2021, we retailed and wholesaled more than 135,000 vehicles. We are diversified geographically, with 58% of our total retail automotive dealership revenues in the three months ended March 31, 2021, generated in the U.S. and Puerto Rico and 42% generated outside the U.S. We offer over 35 vehicle brands, with 73% of our retail automotive dealership revenue in the three months ended March 31, 2021, generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz and Porsche. Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services and the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts and replacement and aftermarket automotive products. We operate our franchised dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry.

We also operate seventeen Used Vehicle SuperCenters in the U.S. and the U.K. which retail and wholesale used vehicles under a one price, “no-haggle” methodology. During the first quarter, we renamed our U.S.-based Used Vehicle SuperCenters from CarSense to CarShop to align with the existing eleven U.K.-based CarShop Used Vehicle SuperCenters, forming one global CarShop brand. Our operations in the U.S. consist of six retail locations operating in the Philadelphia and Pittsburgh, Pennsylvania market areas. Our operations in the U.K. consist of eleven retail locations and a vehicle preparation center.

During the three months ended March 31, 2021, we were awarded one retail automotive franchise in the U.S. and disposed of one retail automotive franchise in the U.K.

Retail Commercial Truck Dealership. We operate a heavy and medium duty truck dealership group known as Premier Truck Group (“PTG”) offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations in Texas, Oklahoma, Tennessee, Georgia, Utah, Idaho, and Canada. As of March 31, 2021, PTG operated twenty-five locations. PTG also offers a full range of used trucks available for sale as well as service and parts departments, providing a full range of maintenance and repair services.

In April 2021, we acquired Kansas City Freightliner (“KCFL”), a retailer of medium and heavy-duty commercial trucks in Kansas and Missouri. KCFL adds four full-service dealerships, four parts and service centers, and two collision centers to PTG’s existing operations.

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

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of March 31, 2021, and December 31, 2020, and for the three-month periods ended March 31, 2021, and 2020 is unaudited but includes all adjustments which our management believes to be necessary for the fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2020, which are included as part of our Annual Report on Form 10-K.

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

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.50% senior subordinated notes due 2025	$543.6	$558.1	$543.2	$554.6
5.50% senior subordinated notes due 2026	496.6	512.3	496.4	515.0
Mortgage facilities	453.7	456.7	458.1	474.7

Discontinued Operations

We had no entities newly classified as held for sale during the three months ended March 31, 2021, or 2020 that met the criteria to be classified as discontinued operations. As such, results from discontinued operations represent only those businesses that were classified as discontinued operations prior to the adoption of ASU No. 2014-08 on January 1, 2015.

Disposals

During the three months ended March 31, 2021, we disposed of one retail automotive franchise. The results of operations for this business are included within continuing operations for the three months ended March 31, 2021, and 2020 as this franchise did not meet the criteria to be classified as held for sale and treated as discontinued operations.

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

Recent Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Additionally, entities can elect to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain conditions are met. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” This ASU refines the scope of ASC 848 and clarifies some of its guidance as part of the Board’s monitoring of global reference rate reform activities. The ASU permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities. These new standards were effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. Our senior secured revolving credit facilities in the U.S. and U.K. and many of our floorplan arrangements utilize LIBOR as a benchmark for calculating the applicable interest rate. We are currently evaluating the impact of the transition from LIBOR to alternative reference interest rates. We cannot predict the effect of the potential changes to or elimination of LIBOR, the establishment and use of alternative rates or benchmarks, and the corresponding effects on our cost of capital but do not expect a significant impact on our consolidated financial position, results of operations, and cash flows.

Disclosures for Business Acquisitions, Dispositions, and Significant Subsidiaries

On May 20, 2020, the SEC issued a final rule that amends the financial statement requirements for acquisitions and dispositions of businesses, including the determinations of whether a subsidiary or an acquired or disposed business is significant. The significance test rule changes to SEC Regulation S-X, Rule 3-09 impact our disclosure requirements for equity method investments, including our investment in Penske Transportation Solutions (“PTS”) as it relates to providing audited financial statements and summarized financial statement information in our footnotes disclosures. The rule is effective January 1, 2021, but earlier compliance is permitted. The Company early adopted this rule in the fourth quarter of 2020.

2. Revenues

Automotive and commercial truck dealerships generate the majority of our revenues. New and used vehicle revenues typically include sales to retail customers, to fleet customers, and to leasing companies providing consumer leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, sales of third-party insurance policies, commissions relating to the sale of finance and lease contracts to third parties, and the sales of certain other products. Service and parts revenues include fees paid by customers for repair, maintenance and collision services, and the sale of replacement parts and other aftermarket accessories, as well as warranty repairs that are reimbursed directly by various OEMs. Revenues are recognized upon satisfaction of our performance obligations under contracts with our customers and are measured at the amount of consideration we expect to be entitled to in exchange for transferring goods or providing services. A discussion of revenue recognition by reportable segment is included below.

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

Dealership Finance and Insurance Sales. Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection, and extended service contracts. These commissions are recorded as revenue at a point in time when the customer enters into the contract. Payment is typically due and collected within 30 days subsequent to the execution of the contract with the customer. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $29.4 million and $28.7 million as of March 31, 2021, and December 31, 2020.

Commercial Vehicle Distribution Revenue Recognition

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

Service and parts revenue represented $61.4 million and $58.4 million for the three months ended March 31, 2021, and March 31, 2020, respectively, for Penske Australia.

Retail Automotive Dealership

The following tables disaggregate our retail automotive reportable segment revenue by product type and geographic location for the three months ended March 31, 2021, and 2020:

	Three Months Ended March 31,
Retail Automotive Dealership Revenue	2021	2020
New vehicle	$2,421.4	$1,864.5
Used vehicle	1,808.0	1,619.6
Finance and insurance, net	168.8	144.4
Service and parts	503.2	513.3
Fleet and wholesale	305.5	274.8
Total retail automotive dealership revenue	$5,206.9	$4,416.6

	Three Months Ended March 31,
Retail Automotive Dealership Revenue	2021	2020
U.S.	$3,004.8	$2,453.9
U.K.	1,853.4	1,665.4
Germany and Italy	348.7	297.3
Total retail automotive dealership revenue	$5,206.9	$4,416.6

Retail Commercial Truck Dealership

The following table disaggregates our retail commercial truck reportable segment revenue by product type for the three months ended March 31, 2021, and 2020:

	Three Months Ended March 31,
Retail Commercial Truck Dealership Revenue	2021	2020
New truck	$247.5	$318.2
Used truck	50.9	34.6
Finance and insurance, net	3.1	3.2
Service and parts	124.7	124.3
Other	8.5	11.1
Total retail commercial truck dealership revenue	$434.7	$491.4

Commercial Vehicle Distribution

Our other reportable segment relates to our commercial vehicle distribution business. Commercial vehicle distribution revenue was $132.2 million and $101.1 million during the three months ended March 31, 2021, and 2020, respectively.

Contract Balances

The following table summarizes our accounts receivable and unearned revenues as of March 31, 2021, and December 31, 2020:

	March 31,	December 31,
	2021	2020
Accounts receivable
Contracts in transit	$288.4	$254.0
Vehicle receivables	215.4	216.2
Manufacturer receivables	195.8	193.6
Trade receivables	152.8	135.3

Accrued expenses
Unearned revenues	$265.0	$262.9

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

Unearned revenues primarily relate to payments received from customers prior to satisfaction of our performance obligations, such as customer deposits and deferred revenues from operating leases. These amounts are presented within “Accrued expenses and other current liabilities” on our consolidated balance sheets. Of the amounts recorded as unearned revenues as of December 31, 2020, $92.4 million was recognized as revenue during the three months ended March 31, 2021.

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

We estimate the total undiscounted rent obligations under these leases, including any extension periods that we are reasonably certain to exercise, to be $5.4 billion as of March 31, 2021. Some of our lease arrangements include rental payments that are adjusted based on an index or rate, such as the Consumer Price Index (CPI). As the rate implicit in the lease is generally not readily determinable for our operating leases, the discount rates used to determine the present value of our lease liability are based on our incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. Our incremental borrowing rate for a lease is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

In connection with the sale, relocation and closure of certain of our franchises, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties for the three months ended March 31, 2021, and 2020 was $6.3 million and $6.4 million, respectively. We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period. We had no proceeds from sale-leaseback transactions during the three months ended

March 31, 2021, and 2020, respectively. We do not have any material leases that have not yet commenced as of March 31, 2021.

The following table summarizes our net operating lease cost during the three months ended March 31, 2021, and 2020:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Lease Cost
Operating lease cost (1)	$61.5	$60.0
Sublease income	(6.3)	(6.4)
Total lease cost	$55.2	$53.6

(1)	Includes short-term leases and variable lease costs, which are immaterial.

The following table summarizes supplemental cash flow information related to our operating leases:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$62.0	$56.5
Right-of-use assets obtained in exchange for operating lease liabilities	47.5	1.1

Supplemental balance sheet information related to the weighted average remaining lease term and discount rate of our leases is as follows:

	March 31, 2021	December 31, 2020
Lease Term and Discount Rate
Weighted-average remaining lease term - operating leases	25 Years	25 years
Weighted-average discount rate - operating leases	6.5%	6.4%

The following table summarizes the maturity of our lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on our consolidated condensed balance sheet as of March 31, 2021:

Maturity of Lease Liabilities	March 31, 2021
2021 (1)	$250.4
2022	245.8
2023	237.9
2024	231.2
2025	226.9
2026	216.8
2027 and thereafter	3,960.6
Total future minimum lease payments	$5,369.6
Less: Imputed interest	(2,923.9)
Present value of future minimum lease payments	$2,445.7

Current operating lease liabilities (2)	$96.4
Long-term operating lease liabilities	2,349.3
Total operating lease liabilities	$2,445.7

(1)	Excludes the three months ended March 31, 2021.
(2)	Included within “Accrued expenses and other current liabilities” on Consolidated Condensed Balance Sheet as of March 31, 2021.

4. Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2021	2020
Retail automotive dealership new vehicles	$1,671.2	$1,810.9
Retail automotive dealership used vehicles	991.5	1,019.7
Retail automotive parts, accessories, and other	113.7	117.2
Retail commercial truck dealership vehicles and parts	231.3	223.1
Commercial vehicle distribution vehicles, parts, and engines	270.1	254.7
Total inventories	$3,277.8	$3,425.6

We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $15.8 million and $11.5 million during the three months ended March 31, 2021, and 2020, respectively.

5. Intangible Assets

Following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the three months ended March 31, 2021:

		Other Indefinite-
		Lived Intangible
	Goodwill	Assets
Balance, January 1, 2021	$1,928.4	$563.4
Additions	—	—
Disposals	(0.6)	(0.1)
Foreign currency translation	0.7	(1.7)
Balance, March 31, 2021	$1,928.5	$561.6

The disposals during the three months ended March 31, 2021, were within our Retail Automotive reportable segment. We disposed of one retail automotive franchise. As of March 31, 2021, the goodwill balance within our Retail Automotive, Retail Commercial Truck, and Other reportable segments was $1,535.7 million, $309.6 million, and $83.2 million, respectively. There is no goodwill recorded in our Non-Automotive Investments reportable segment.

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

The weighted average interest rate on floor plan borrowings was 1.2% and 1.8% for the three months ended March 31, 2021, and March 31, 2020, respectively. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle and all floor plan notes payable relating to pre-owned vehicles as “Floor plan notes payable — non-trade” on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.

7. Earnings Per Share

Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested equity awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for any dilutive effects. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2021, and 2020 follows:

	Three Months Ended
	March 31,
	2021	2020
Weighted average number of common shares outstanding	80,608,996	81,053,404
Effect of non-participatory equity compensation	40,000	40,000
Weighted average number of common shares outstanding, including effect of dilutive securities	80,648,996	81,093,404

8. Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2021	2020
U.S. credit agreement — revolving credit line	$—	$108.0
U.K. credit agreement — revolving credit line	—	—
U.K. credit agreement — overdraft line of credit	—	—
3.50% senior subordinated notes due 2025	543.6	543.2
5.50% senior subordinated notes due 2026	496.6	496.4
Australia capital loan agreement	30.7	32.1
Australia working capital loan agreement	0.4	—
Mortgage facilities	453.7	458.1
Other	55.5	51.8
Total long-term debt	1,580.5	1,689.6
Less: current portion	(88.0)	(87.5)
Net long-term debt	$1,492.5	$1,602.1

U.S. Credit Agreement

As of March 31, 2021, our U.S. credit agreement (the “U.S. credit agreement”) with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation provided for up to $800.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments, and other general corporate purposes, which included $250.0 million in revolving loans solely for acquisitions and up to an additional $50 million of letters of credit. The U.S. credit agreement provides for a maximum of $150.0 million of borrowings for foreign acquisitions and expires on September 30, 2023. The interest rate on revolving loans is LIBOR plus 1.75%, subject to an incremental 1.25% for uncollateralized borrowings in excess of a defined borrowing base. On April 28, 2021, we amended the U.S. credit agreement to incorporate the previous six amendments, to consolidate the $250 million acquisition line referenced above into the general revolving line (leaving us unchanged at $800 million in total revolving capacity), and to provide us with additional covenant flexibility.

The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by substantially all of our U.S. subsidiaries and contains a number of significant operating covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay certain other indebtedness, pay dividends, create liens on assets, make investments or acquisitions, and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios each as defined in the U.S. credit agreement, including a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity, and a ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed.

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations, and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of March 31, 2021, we had no outstanding revolver borrowings under the U.S. credit agreement.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £150.0 million revolving credit agreement with the National Westminster Bank plc and BMW Financial Services (GB) Limited plus an additional £52.0 million of demand overdraft lines of credit, £40.0 million of which is only available on demand from March 20th to April 30th and September 20th to October 31st each year (relating to the peak sales periods in the U.K.), (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments, and general corporate purposes. The loans mature on the termination date of the facility, which is December 12, 2023. The revolving loans bear interest between defined LIBOR plus 1.10% and defined LIBOR plus 2.10%. The U.K. credit agreement also includes a £100.0 million “accordion” feature which allows the U.K. subsidiaries to request up to an additional £100.0 million of facility capacity. The lenders may agree to provide the additional capacity, and if not, the U.K. subsidiaries may add an additional lender, if available, to the facility to provide such additional capacity. As of March 31, 2021, we had no outstanding revolver borrowings under the U.K. credit agreement.

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

Australia Loan Agreements

Penske Australia is party to two facilities with Volkswagen Financial Services Australia Pty Limited representing a five-year AU $50.0 million capital loan and a one-year AU $50.0 million working capital loan. Both facilities are subject to annual extensions. These agreements each provide the lender with a secured interest in all assets of these businesses. The loans bear interest at the Australian BBSW 30-day Bill Rate plus 3.0%. Irrespective of the term of the agreements, both agreements provide the lender with the ability to call the loans on 90 days’ notice. These facilities are also guaranteed by our U.S. parent company up to AU $50.0 million. As of March 31, 2021, we had AU $40.4 million ($30.7 million) outstanding under the capital loan agreement and AU $0.5 million ($0.4 million) outstanding under the working capital loan agreement.

Mortgage Facilities

We are party to several mortgages that bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of March 31, 2021, we owed $453.7 million of principal under our mortgage facilities.

9. Derivatives and Hedging

Penske Australia sells vehicles, engines, parts and other products purchased from manufacturers in the U.S., Germany, and the U.K. In order to protect against exchange rate movements, Penske Australia enters into foreign exchange forward contracts against anticipated cash flows. The contracts are timed to mature when major shipments are scheduled to arrive in Australia and when receipt of payment from customers is expected. We classify our foreign exchange forward contracts as cash flow hedges and record them at fair value. We used Level 2 inputs to estimate the fair value of the foreign exchange forward contracts. The fair value of the contracts designated as hedging instruments was estimated to be a liability of $0.6 million and $2.5 million as of March 31, 2021, and December 31, 2020, respectively.

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

The interest rate swap is designated as a cash flow hedge, and the related gain or loss is deferred in stockholders’ equity as a component of Accumulated Other Comprehensive Income (Loss). Monthly contractual settlements of the position are recognized as Floorplan interest expense, net, in the Condensed Consolidated Statements of Operations. We had no gain or loss related to ineffectiveness recognized in the Condensed Consolidated Statements of Operations during the three months ended March 31, 2021. We use Level 2 inputs to estimate the fair value of the interest rate swap agreement. The fair value of the swap designated as a hedging instrument was estimated to be a net asset of $0.9 million as of March 31, 2021, and a net liability of $4.3 million as of December 31, 2020.

10. Commitments and Contingent Liabilities

We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of March 31, 2021, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

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

Our floor plan credit agreements with Mercedes Benz Financial Services Australia and Mercedes Benz Financial Services New Zealand (“MBA”) provide us revolving loans for the acquisition of commercial vehicles for distribution to our retail network. These facilities include a commitment to repurchase dealer vehicles in the event the dealer’s floor plan agreement with MBA is terminated.

We have $42.5 million of letters of credit outstanding as of March 31, 2021, and have posted $21.9 million of surety bonds in the ordinary course of business.

11. Equity

During the three months ended March 31, 2021, we did not repurchase any common stock under our securities repurchase program approved by our Board of Directors. As of March 31, 2021, our remaining authorization under the program was $170.6 million.

12. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and the reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2021, and 2020, respectively, attributable to Penske Automotive Group common stockholders follows:

Three Months Ended March 31, 2021

	Foreign
	Currency	Interest Rate
	Translation	Swaps	Other	Total
Balance at December 31, 2020	$(135.5)	$(3.2)	$(21.9)	$(160.6)
Other comprehensive income (loss) before reclassifications	0.6	3.7	0.7	5.0
Amounts reclassified from accumulated other comprehensive income (loss) — net of tax benefit of $0.1	—	0.2	—	0.2
Net current period other comprehensive income (loss)	0.6	3.9	0.7	5.2
Balance at March 31, 2021	$(134.9)	$0.7	$(21.2)	$(155.4)

Three Months Ended March 31, 2020

	Foreign
	Currency	Interest Rate
	Translation	Swaps	Other	Total
Balance at December 31, 2019	$(186.1)	$—	$(16.7)	$(202.8)
Other comprehensive income (loss) before reclassifications	(92.7)	—	(4.0)	(96.7)
Amounts reclassified from accumulated other comprehensive income (loss) — net of tax benefit of $0.0	—	—	—	—
Net current period other comprehensive income (loss)	(92.7)	—	(4.0)	(96.7)
Balance at March 31, 2020	$(278.8)	$—	$(20.7)	$(299.5)

13. Segment Information

Our operations are organized by management into operating segments by line of business and geography. We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations and other non-automotive consolidated operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations which includes our investment in PTS. The Retail Automotive reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and our retail automotive joint ventures. The individual dealership operations included in the Retail Automotive reportable segment represent six operating segments: Eastern, Central, and Western United States, Stand-Alone Used United States, International, and Stand-Alone Used International. These operating segments have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and/or used vehicles, service, parts, and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals), and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). Revenue and segment income for the three months ended March 31, 2021, and 2020 follows:

Three Months Ended March 31

	Retail	Retail Commercial		Non-Automotive	Intersegment
	Automotive	Truck	Other	Investments	Elimination	Total
Revenues
2021	$5,206.9	$434.7	$132.2	$—	$—	$5,773.8
2020	4,416.6	491.4	101.1	—	—	5,009.1
Segment income
2021	$160.3	$27.5	$6.0	$53.8	$—	$247.6
2020	41.3	13.7	$2.9	$13.6	$—	71.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in “Forward-Looking Statements.” We have acquired and initiated a number of businesses during the periods presented and addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. Our period-to-period results of operations may vary depending on the dates of acquisitions or disposals.

Overview

We are a diversified international transportation services company that operates automotive and commercial truck dealerships principally in the United States, Canada, and Western Europe and distributes commercial vehicles, power systems, and related parts and services principally in Australia and New Zealand. We employ over 23,000 people worldwide.

COVID-19 Disclosure

Overview – In March 2020, COVID-19 was declared a global pandemic by the World Health Organization. The outbreak of the COVID-19 pandemic across the globe adversely impacted each of our markets and the global economy, leading to disruptions in our business. While the COVID-19 pandemic continues in all of our markets, we have experienced improved business conditions and improved financial results primarily driven by our cost cutting measures and increased gross profit on vehicles sold due in part to increased demand, coupled with lower inventory due to production shortages experienced by our vehicle manufacturers. During the first quarter of 2021, our new and used retail automotive gross profit per unit increased 26.7% and 32.9%, respectively, when compared to the same period last year. Selling, general, and administrative expenses as a percentage of gross profit decreased by 990 basis points in the first quarter of 2021 when compared to the same period last year.

In response to the COVID-19 pandemic, the U.K. reinstated shelter-in-place orders which required our dealership showrooms to remain closed during the three months ended March 31, 2021. These shelter-in-place orders largely expired April 12, 2021, though certain restrictions remain. We continued to conduct sales through our online tools, which allowed vehicle sales without showroom access. Despite showroom closures in the U.K. during the first quarter of 2021 we retailed over 40,000 new and used units in the U.K. while new and used retail automotive gross profit per unit in the U.K. increased 21.5% and 45.7%, primarily due to inventory shortages and sales through our e-commerce channels. During the first quarter of 2021, we received $5.6 million of wage assistance for furloughed employees in the U.K., which we recorded as a reduction to selling, general, and administrative expenses. If shelter-in-place orders are re-enacted or other restrictions are placed on our business, we may be adversely impacted.

Risks and Uncertainties – The full impact that the COVID-19 pandemic will have on our business cannot be predicted at this time due to numerous uncertainties, including the duration of the outbreak, travel restrictions, business closures, the effectiveness of actions taken to contain the disease, the distribution rate and acceptance rate of a vaccine, the effect of government assistance programs, production levels from our manufacturing partners, and other unintended consequences. This impact could include changes in customer demand, our relationship with, and the financial and operational capacities of, vehicle manufacturers, captive finance companies and other suppliers, workforce availability, risks associated with our indebtedness (including available borrowing capacity, compliance with financial covenants and ability to refinance or repay indebtedness on favorable terms), the adequacy of our cash flow and earnings and other conditions which may affect our liquidity, and disruptions to our technology network and other critical systems, including our dealer management systems and software or other facilities or equipment.

We believe that business disruption relating to the COVID-19 pandemic may continue to negatively impact the global economy and may affect our businesses as outlined above, or in other manners including supply chain disruptions, all of which would adversely impact our business and results of operations.

Business Overview

During the three months ended March 31, 2021, our business generated $5.8 billion in total revenue, which is comprised of approximately $5.2 billion from retail automotive dealerships, $434.7 million from retail commercial truck dealerships and $132.2 million from commercial vehicle distribution and other operations. We generated $913.2 million in gross profit, which is comprised of $799.9 million from retail automotive dealerships, $80.0 million from retail commercial truck dealerships, and $33.3 million from commercial vehicle distribution operations.

Retail Automotive Dealership. We believe we are the second largest automotive retailer headquartered in the U.S. as measured by the $17.9 billion in total retail automotive dealership revenue we generated in 2020. As of March 31, 2021, we operated 304 retail automotive franchises, of which 143 franchises are located in the U.S. and 161 franchises are located outside of the U.S. The franchises outside the U.S. are located primarily in the U.K. In the three months ended March 31, 2021, we retailed and wholesaled more than 135,000 vehicles. We are diversified geographically, with 58% of our total retail automotive dealership revenues in the three months ended March 31, 2021, generated in the U.S. and Puerto Rico and 42% generated outside the U.S. We offer over 35 vehicle brands, with 73% of our retail automotive dealership revenue in the three months ended March 31, 2021, generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz, and Porsche. Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services, the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts, and replacement and aftermarket automotive products.

We also operate seventeen Used Vehicle SuperCenters in the U.S. and the U.K. which retail and wholesale used vehicles under a one price, “no-haggle” methodology. During the first quarter, we renamed our U.S.-based Used Vehicle SuperCenters from CarSense to CarShop to align with the existing eleven U.K.-based CarShop Used Vehicle SuperCenters, forming one global CarShop brand. Our operations in the U.S. consist of six retail locations operating in the Philadelphia and Pittsburgh, Pennsylvania market areas. Our operations in the U.K. consist of eleven retail locations and a vehicle preparation center. For the three months ended March 31, 2021, these Used Vehicle SuperCenters retailed 11,395 units and generated $242.6 million in revenue.

Retail automotive dealerships represented 90.2% of our total revenues and 87.6% of our total gross profit in the three months ended March 31, 2021.

Retail Commercial Truck Dealership. We operate a heavy and medium duty truck dealership group known as Premier Truck Group (“PTG”) offering primarily Freightliner and Western Star trucks (both Daimler brands) with locations in Texas, Oklahoma, Tennessee, Georgia, Utah, Idaho, and Canada. As of March 31, 2021, PTG operated twenty-five locations. PTG also offers a full range of used trucks available for sale as well as service and parts departments, providing a full range of maintenance and repair services.

In April 2021, we acquired Kansas City Freightliner (“KCFL”), a retailer of medium and heavy-duty commercial trucks in Kansas and Missouri. KCFL adds four full-service dealerships, four parts and service centers, and two collision centers to PTG’s existing operations.

This business represented 7.5% of our total revenues and 8.8% of our total gross profit in the three months ended March 31, 2021.

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

These businesses represented 2.3% of our total revenues and 3.6% of our total gross profit in the three months ended March 31, 2021.

Penske Transportation Solutions. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P (“PTL”). PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. (“Mitsui”). We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments. Penske Transportation Solutions (“PTS”) is the universal brand name for PTL’s various business lines through which it is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental and contract maintenance, along with logistic services such as dedicated contract carriage, distribution center management, transportation management, lead logistics provider services and dry van truckload carrier services. We recorded $53.7 million and $13.6 million in equity earnings from this investment for the three months ended March 31, 2021, and 2020, respectively.

Outlook

Retail Automotive Dealership. For the three months ended March 31, 2021, U.S. new light vehicle sales increased 11.8%, as compared to the same period last year, to 3.9 million units, with an increase of 17.4% in sales of trucks, crossovers, and sport utility vehicles and a decrease of 3.9% in sales of passenger cars. We believe the year over year increase in overall sales in the U.S. is primarily attributable to improved consumer confidence and a stronger economy as compared to the same time last year at the onset of the COVID-19 pandemic when shelter-in-place rules limited operations in many states. Additionally, cost cutting measures enacted in response to the COVID-19 pandemic and lower inventories of new vehicles available for sale due to disruptions in the supply chain discussed below resulted in improved profitability and earnings due in part to higher vehicle gross profits.

Recently, many of our principal vehicle manufacturers have announced production disruptions caused by a shortage of automotive microchips. The shortage is reported to be due to the overall demand for microchips in the global economy. According to IHS Markit, the automotive production globally was reduced by approximately 1.0 million units in the first quarter of 2021 due to the shortage. We expect the lower inventories of new vehicles to continue until the supply of certain components used to manufacture automobiles improves. The National Automobile Dealers Association has predicted sales for the U.S. light vehicle market to range between 15.5 to 16.3 million units in 2021. While we have sufficient levels of new vehicles in our inventory currently (other than in certain high demand models) and expect to continue to have normal levels of used vehicles for sale, prolonged shortages could result in lower new vehicle sales volumes which could adversely affect us.

During the three months ended March 31, 2021, U.K. new vehicle registrations decreased 12.0%, as compared to the same period last year, to 425,525 registrations. Premium/luxury unit sales, which account for over 92% of our U.K. new unit sales, decreased 6.1% during the three months ended March 31, 2021, as compared to a 12.0% decline for the overall market. In response to the COVID-19 pandemic, the U.K. (unlike the U.S.) reinstated shelter-in-place orders for the first quarter of 2021 which required dealership showrooms and other businesses to close. We believe the year over year declines are attributable to these business closures. Despite these declines, we experienced improved profitability and earnings during the three months ended March 31, 2021, when compared to the same period last year due to increased gross profit from low inventory levels, cost cutting measures, and our efforts to conduct sales through our online tools, which allowed vehicle sales without showroom access. On April 12, 2021, the U.K.’s shelter-in-place order expired allowing dealership showrooms to reopen. If shelter-in-place orders are re-enacted or other restrictions are placed on our business, we may be adversely impacted.

We believe U.K. sales were also negatively affected by the uncertainty of residual values, potentially higher taxes on diesel-powered vehicles, and consumer confusion about low emission zones as the U.K. and Western European countries consider the ramifications of diesel engines on the environment, while also providing government incentives on certain electric vehicles. Representatives of the U.K. government suggested a ban on the sale of gasoline engines in cars and vans as early as 2030 and a ban on the sale of gasoline hybrid engines in new cars and new vans as early as 2035. Sales of diesel-powered vehicles decreased 46.9% and non-diesel vehicles decreased 3.9% during the three months ended March 31, 2021, as compared to the same period last year.

Retail Commercial Truck Dealership. During the three months ended March 31, 2021, North American sales of Class 6-8 medium and heavy-duty trucks, the principal vehicles for our PTG business, increased 14.2% from the same period last year to 102,300 units. The Class 6-7 medium-duty truck market increased 7.1% to 34,805 units, and Class 8 heavy-duty trucks, the largest North American market, increased 18.3% to 67,495 units from the same period last year. The Class 8 heavy-duty market in North America is expected to increase from 233,000 units in 2020 to approximately 283,000 units in 2021 representing an increase of 21.5% driven by strong freight demand, an improving economy, and replacement demand.

Commercial Vehicle Distribution. Penske Australia operates principally in the Australian and New Zealand heavy and medium-duty truck markets. During the three months ended March 31, 2021, the Australian heavy-duty truck market reported sales of 2,437 units, representing an increase of 9.8% from the same period last year, while the New Zealand market reported sales of 668 units, representing a decrease of 7.1% from the same period last year. We expect the commercial vehicle and power systems markets to remain resilient in 2021 and continuing benefits from sales of replacement or upgraded engines.

Penske Transportation Solutions. A majority of the PTS business is generated by multi-year contracts for full-service leasing, contract maintenance, and logistics services. We expect continued resilient performance throughout 2021 as PTS has experienced increased levels of utilizations and profitability as business conditions improved as compared to the same period last year.

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

Aggregate revenue and gross profit increased $764.7 million and $136.5 million, or 15.3% and 17.6%, respectively, during the three months ended March 31, 2021, compared to the same period in 2020. See “COVID-19 Disclosure” above.

As exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to weaken against the U.S. Dollar, our U.K. results of operations would translate into less U.S. Dollar reported results. Foreign currency average rate fluctuations increased revenue and gross profit by $201.6 million and $29.5 million, respectively, for the three months ended March 31, 2021. Foreign currency average rate fluctuations also increased earnings per share from continuing operations by approximately $0.05 per share for the three months ended March 31, 2021. Excluding the impact of foreign currency average rate fluctuations, revenue and gross profit increased 11.2% and 13.8%, respectively, for the three months ended March 31, 2021.

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

Regulatory authorities in both the U.S. and U.K. have announced their intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In the U.S., we expect the Secured Overnight Financing Rate (“SOFR”) will be adopted in lieu of LIBOR. In the U.K., we expect the Sterling Overnight Indexed Average (“SONIA”) to be adopted. Our senior secured revolving credit facilities in the U.S. and U.K., and many of our floorplan arrangements, utilize LIBOR as a benchmark for calculating the applicable interest rate. We cannot predict the effect of the potential changes to or elimination of LIBOR or the establishment and use of alternative rates or benchmarks and the corresponding effects on our cost of capital.

Equity in earnings of affiliates principally represents our share of the earnings from PTS, along with our investments in joint ventures and other non-consolidated investments.

The future success of our business is dependent upon, among other things, general economic and industry conditions, including the recovery time frame for the global economy in light of the COVID-19 pandemic; the distribution rate and acceptance of vaccines for COVID-19; our ability to react effectively to changing business conditions in light of the COVID-19 pandemic; our ability to consummate and integrate acquisitions; the level of vehicle sales in the markets where we operate; our ability to obtain vehicles from our manufacturers, especially in light of the COVID-19 pandemic and global shortages in microchip availability or other vehicle components; our ability to increase sales of higher margin products, especially service and parts sales; our ability to realize returns on our significant capital investment in new and upgraded dealership facilities; our ability to navigate a rapidly changing automotive and truck landscape; the success of our distribution of commercial vehicles, engines, and power systems; and the return realized from our investments in various joint ventures and other non-consolidated investments. See “Forward-Looking Statements” below.

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

The accounting policies and estimates that we believe to be most dependent upon the use of estimates and assumptions are revenue recognition, goodwill and other indefinite-lived intangible assets, investments, self-insurance reserves, lease recognition, and income taxes. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 annual report on Form 10-K for additional detail and discussion of these critical accounting policies and estimates. There have been no material changes in critical accounting policies and estimates as described in our most recent annual report.

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

Results of Operations

The following tables present comparative financial data relating to our operating performance in the aggregate and on a “same-store” basis. Dealership results are included in same-store comparisons when we have consolidated the acquired entity during the entirety of both periods being compared. As an example, if a dealership were acquired on January 15, 2019, the results of the acquired entity would be included in annual same-store comparisons beginning with the year ended December 31, 2021, and in quarterly same-store comparisons beginning with the quarter ended June 30, 2020.

The results for the three months ended March 31, 2021, have been impacted by the COVID-19 pandemic, and each of the items mentioned below should be reviewed in light of our discussion under “COVID-19 Disclosure.”

Three Months Ended March 31, 2021, Compared to Three Months Ended March 31, 2020

Retail Automotive Dealership New Vehicle Data

(In millions, except unit and per unit amounts)

			2021 vs. 2020
New Vehicle Data	2021	2020	Change	% Change
New retail unit sales	50,409	43,187	7,222	16.7%
Same-store new retail unit sales	50,322	42,375	7,947	18.8%
New retail sales revenue	$2,421.4	$1,864.5	$556.9	29.9%
Same-store new retail sales revenue	$2,414.8	$1,837.6	$577.2	31.4%
New retail sales revenue per unit	$48,036	$43,172	$4,864	11.3%
Same-store new retail sales revenue per unit	$47,987	$43,365	$4,622	10.7%
Gross profit — new	$205.0	$138.6	$66.4	47.9%
Same-store gross profit — new	$204.5	$137.1	$67.4	49.2%
Average gross profit per new vehicle retailed	$4,067	$3,210	$857	26.7%
Same-store average gross profit per new vehicle retailed	$4,063	$3,235	$828	25.6%
Gross margin % — new	8.5%	7.4%	1.1%	14.9%
Same-store gross margin % — new	8.5%	7.5%	1.0%	13.3%

Units

Retail unit sales of new vehicles increased from 2020 to 2021 due to a 7,947 unit, or 18.8%, increase in same-store new retail unit sales, partially offset by a 725 unit decrease from net dealership dispositions. Same-store units increased 25.5% in the U.S. and increased 8.0% internationally. Overall, new units increased 23.0% in the U.S. and increased 6.7% internationally. We believe the increase in unit sales is due to a stronger economic outlook, favorable interest rates, and improved levels of consumer confidence when compared to the first quarter of 2020 at the onset of the COVID-19 pandemic.

Revenues

New vehicle retail sales revenue increased from 2020 to 2021 due to a $577.2 million, or 31.4%, increase in same-store revenues, partially offset by a $20.3 million decrease from net dealership dispositions. Excluding $75.6 million of favorable foreign currency fluctuations, same-store new retail revenue increased 27.3%. The same-store revenue increase is due to the increase in same-store new retail unit sales, which increased revenue by $381.3 million, coupled with a $4,622 per unit increase in comparative average selling prices (including a $1,503 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $195.9 million. We believe the increase in comparative average selling prices are due to lower inventories caused by production disruptions resulting from a shortage of automotive microchips reportedly due to the overall demand for microchips in the global economy.

Gross Profit

Retail gross profit from new vehicle sales increased from 2020 to 2021 due to a $67.4 million, or 49.2%, increase in same-store gross profit, partially offset by a $1.0 million decrease from net dealership dispositions. Excluding $6.6 million of favorable foreign currency fluctuations, same-store gross profit increased 44.3%. The same-store gross profit increase is due to an $828 per unit increase in the average gross profit per new vehicle retailed (including a $130 per unit increase attributable to favorable foreign currency fluctuations), which increased gross profit by $35.1 million, coupled with the increase in same-store new retail unit sales, which increased gross profit by $32.3 million. The increase in average gross profit per new vehicle retailed is attributed to lower inventory levels combined with product shortages on certain products from our manufacturers. We believe the increase in comparative gross per unit is due to lower inventories caused by production disruptions resulting from a shortage of automotive microchips reportedly due to the overall demand for microchips in the global economy.

Retail Automotive Dealership Used Vehicle Data

(In millions, except unit and per unit amounts)

			2021 vs. 2020
Used Vehicle Data	2021	2020	Change	% Change
Used retail unit sales	60,443	63,050	(2,607)	(4.1)%
Same-store used retail unit sales	59,815	62,052	(2,237)	(3.6)%
Used retail sales revenue	$1,808.0	$1,619.6	$188.4	11.6%
Same-store used retail sales revenue	$1,795.1	$1,596.9	$198.2	12.4%
Used retail sales revenue per unit	$29,912	$25,688	$4,224	16.4%
Same-store used retail sales revenue per unit	$30,010	$25,734	$4,276	16.6%
Gross profit — used	$109.4	$85.9	$23.5	27.4%
Same-store gross profit — used	$108.9	$84.8	$24.1	28.4%
Average gross profit per used vehicle retailed	$1,810	$1,362	$448	32.9%
Same-store average gross profit per used vehicle retailed	$1,821	$1,366	$455	33.3%
Gross margin % — used	6.1%	5.3%	0.8%	15.1%
Same-store gross margin % — used	6.1%	5.3%	0.8%	15.1%

Units

Retail unit sales of used vehicles decreased from 2020 to 2021 due to a 2,237 unit, or 3.6%, decrease in same-store used retail unit sales, coupled with a 370 unit decrease from net dealership dispositions. Same-store units increased 14.5% in the U.S. and decreased 18.4% internationally. Same-store retail units for our U.S. and U.K. CarShop Used Vehicle SuperCenters increased 25.4% and decreased 47.0%, respectively. Overall, used units increased 12.5% in the U.S. and decreased 17.9% internationally. The decrease in units is primarily due to the showroom closures from the shelter-in-place order in the U.K. throughout the first quarter which negatively impacted our CarShop Used Vehicle SuperCenters, offsetting improved sales in the U.S.

Revenues

Used vehicle retail sales revenue increased from 2020 to 2021 due to a $198.2 million, or 12.4%, increase in same-store revenues, partially offset by a $9.8 million decrease from net dealership dispositions. Excluding $71.7 million of favorable foreign currency fluctuations, same-store used retail revenue increased 7.9%. The same-store revenue increase is primarily due to a $4,276 per unit increase in comparative average selling prices (including a $1,198 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $255.8 million, partially offset by the decrease in same-store used retail unit sales, which decreased revenue by $57.6 million. The average sales price per unit for our CarShop Used Vehicle SuperCenters increased 16.5% to $17,657. We believe the increase in comparative average selling prices are due to lower inventories caused by production disruptions resulting from a shortage of automotive microchips reportedly due to the overall demand for microchips in the global economy.

Gross Profit

Retail gross profit from used vehicle sales increased from 2020 to 2021 due to a $24.1 million, or 28.4%, increase in same-store gross profit, partially offset by a $0.6 million decrease from net dealership dispositions. Excluding $3.9 million of favorable foreign currency fluctuations, same-store gross profit increased 23.8%. The same-store gross profit increase is due to a $455 per unit increase in average gross profit per used vehicle retailed (including a $66 per unit increase attributable to favorable foreign currency fluctuations), which increased gross profit by $27.2 million, partially offset by the decrease in same-store used retail unit sales, which decreased gross profit by $3.1 million. The average gross profit per unit for our CarShop Used Vehicle SuperCenters increased 26.2% to $876. The increase in average gross profit per used vehicle retailed is primarily due to lower inventory availability of new vehicles as discussed above, which increased demand for used vehicles, and improved vehicle sourcing.

Retail Automotive Dealership Finance and Insurance Data

(In millions, except unit and per unit amounts)

			2021 vs. 2020
Finance and Insurance Data	2021	2020	Change	% Change
Total retail unit sales	110,852	106,237	4,615	4.3%
Total same-store retail unit sales	110,137	104,427	5,710	5.5%
Finance and insurance revenue	$168.8	$144.4	$24.4	16.9%
Same-store finance and insurance revenue	$167.7	$142.4	$25.3	17.8%
Finance and insurance revenue per unit	$1,523	$1,359	$164	12.1%
Same-store finance and insurance revenue per unit	$1,523	$1,363	$160	11.7%

Finance and insurance revenue increased from 2020 to 2021 due to a $25.3 million, or 17.8%, increase in same-store revenues, partially offset by a $0.9 million decrease from net dealership dispositions. Excluding $5.0 million of favorable foreign currency fluctuations, same-store finance and insurance revenue increased 14.3%. The same-store revenue increase is due to a $160 per unit increase in comparative average finance and insurance revenue per unit (including a $46 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $16.6 million, coupled with the increase in same-store retail unit sales, which increased revenue by $8.7 million. Finance and insurance revenue per unit increased 11.6% in the U.S. and increased 8.6% in the U.K. We believe the increase in same-store finance and insurance revenue per unit is primarily due to our efforts to increase finance and insurance penetration, which include implementing interactive digital customer sales platforms, additional training, and targeting underperforming locations.

Retail Automotive Dealership Service and Parts Data

(In millions)

			2021 vs. 2020
Service and Parts Data	2021	2020	Change	% Change
Service and parts revenue	$503.2	$513.3	$(10.1)	(2.0)%
Same-store service and parts revenue	$502.2	$504.4	$(2.2)	(0.4)%
Gross profit — service and parts	$305.4	$303.7	$1.7	0.6%
Same-store service and parts gross profit	$304.5	$298.7	$5.8	1.9%
Gross margin % — service and parts	60.7%	59.2%	1.5%	2.5%
Same-store service and parts gross margin %	60.6%	59.2%	1.4%	2.4%

Revenues

Service and parts revenue decreased from 2020 to 2021 with a decrease of 4.1% in the U.S. and an increase of 2.2% internationally. The overall decrease in service and parts revenue is due to a $7.9 million decrease from net dealership dispositions, coupled with a $2.2 million, or 0.4%, decrease in same-store revenues. Excluding $13.6 million of favorable foreign currency fluctuations, same-store revenue decreased 3.1%. The same-store revenue decrease is due to an $8.4 million, or 6.7%, decrease in warranty revenue, and a $6.2 million, or 17.0%, decrease in vehicle preparation and body shop revenue, partially offset by a $12.4 million, or 3.6%, increase in customer pay revenue. We believe the decrease in service and parts revenue is related to the COVID-19 pandemic discussed above as changes in vehicle use patterns such as working from home resulted in lower vehicle miles traveled, coupled with lower vehicle recall activity.

Gross Profit

Service and parts gross profit increased from 2020 to 2021 due to a $5.8 million, or 1.9%, increase in same-store gross profit, partially offset by a $4.1 million decrease from net dealership dispositions. Excluding $8.0 million of favorable foreign currency fluctuations, same-store gross profit decreased 0.7%. The same-store gross profit increase is due to a 1.4% increase in gross margin, which increased gross profit by $7.1 million, partially offset by the decrease in same-store revenues, which decreased gross profit by $1.3 million. The same-store gross profit increase is due to an $11.4 million, or 7.1%, increase in customer pay gross profit, partially offset by a $3.2 million, or 4.8%, decrease in warranty gross profit, and a $2.4 million, or 3.5%, decrease in vehicle preparation and body shop gross profit.

Retail Commercial Truck Dealership Data

(In millions, except unit and per unit amounts)

			2021 vs. 2020
New Commercial Truck Data	2021	2020	Change	% Change
New retail unit sales	2,165	2,811	(646)	(23.0)%
Same-store new retail unit sales	2,165	2,811	(646)	(23.0)%
New retail sales revenue	$247.5	$318.2	$(70.7)	(22.2)%
Same-store new retail sales revenue	$247.5	$318.2	$(70.7)	(22.2)%
New retail sales revenue per unit	$114,323	$113,214	$1,109	1.0%
Same-store new retail sales revenue per unit	$114,323	$113,214	$1,109	1.0%
Gross profit — new	$14.3	$12.5	$1.8	14.4%
Same-store gross profit — new	$14.3	$12.5	$1.8	14.4%
Average gross profit per new truck retailed	$6,585	$4,455	$2,130	47.8%
Same-store average gross profit per new truck retailed	$6,585	$4,455	$2,130	47.8%
Gross margin % — new	5.8%	3.9%	1.9%	48.7%
Same-store gross margin % — new	5.8%	3.9%	1.9%	48.7%

Units

Retail unit sales of new trucks decreased from 2020 to 2021 due to a 646 unit, or 23.0%, decrease in same-store retail unit sales largely due to production delays that affected the timing of deliveries with certain customers.

Revenues

New commercial truck retail sales revenue decreased from 2020 to 2021 due to a $70.7 million, or 22.2%, decrease in same-store revenues. The same-store revenue decrease is due to the decrease in same-store new retail unit sales, which decreased revenue by $73.1 million, partially offset by a $1,109 per unit increase in comparative average selling prices, which increased revenue by $2.4 million.

Gross Profit

New commercial truck retail gross profit increased from 2020 to 2021 due to a $1.8 million, or 14.4%, increase in same-store gross profit. The same-store gross profit increase is due to a $2,130 per unit increase in average gross profit per new truck retailed, which increased gross profit by $4.7 million, partially offset by the decrease in same-store new retail unit sales, which decreased gross profit by $2.9 million. The increase in gross profit is largely due to stronger market demand and a more favorable mix of sales.

			2021 vs. 2020
Used Commercial Truck Data	2021	2020	Change	% Change
Used retail unit sales	841	698	143	20.5%
Same-store used retail unit sales	841	698	143	20.5%
Used retail sales revenue	$50.9	$34.6	$16.3	47.1%
Same-store used retail sales revenue	$50.9	$34.6	$16.3	47.1%
Used retail sales revenue per unit	$60,582	$49,619	$10,963	22.1%
Same-store used retail sales revenue per unit	$60,582	$49,619	$10,963	22.1%
Gross profit — used	$6.5	$(2.5)	$9.0	360.0%
Same-store gross profit — used	$6.5	$(2.5)	$9.0	360.0%
Average gross profit per used truck retailed	$7,674	$(3,511)	$11,185	318.6%
Same-store average gross profit per used truck retailed	$7,674	$(3,511)	$11,185	318.6%
Gross margin % — used	12.8%	(7.2)%	20.0%	277.8%
Same-store gross margin % — used	12.8%	(7.2)%	20.0%	277.8%

Units

Retail unit sales of used trucks increased from 2020 to 2021 due to a 143 unit, or 20.5%, increase in same-store retail unit sales. We believe the increase in used truck unit sales is attributable to higher demand for used vehicles as the higher freight rates and the forecast for an improving economy have driven higher Class 8 orders and a 136% increase in order backlog, causing our customers to turn to the used truck market to meet their requirements.

Revenues

Used commercial truck retail sales revenue increased from 2020 to 2021 due to a $16.3 million, or 47.1%, increase in same-store revenues. The same-store revenue increase is due to the increase in same-store used retail unit sales, which increased revenue by $8.6 million, coupled with a $10,963 per unit increase in comparative average selling prices, which increased revenue by $7.7 million. We believe the increase in used retail sales revenue per unit is due to increased demand for used trucks in the market as discussed above.

Gross Profit

Used commercial truck retail gross profit increased from 2020 to 2021 due to a $9.0 million, or 360.0%, increase in same-store gross profit. The same-store gross profit increase is due to an $11,185 per unit increase in average gross profit per used truck retailed, which increased gross profit by $7.9 million, coupled with the increase in same-store used retail unit sales, which increased gross profit by $1.1 million. We believe the increase in average gross profit per used truck retailed is attributable to increased demand for used trucks in the market as discussed above.

			2021 vs. 2020
Service and Parts Data	2021	2020	Change	% Change
Service and parts revenue	$124.7	$124.3	$0.4	0.3%
Same-store service and parts revenue	$124.7	$124.3	$0.4	0.3%
Gross profit — service and parts	$52.7	$53.4	$(0.7)	(1.3)%
Same-store service and parts gross profit	$52.7	$53.4	$(0.7)	(1.3)%
Gross margin % — service and parts	42.3%	43.0%	(0.7)%	(1.6)%
Same-store service and parts gross margin %	42.3%	43.0%	(0.7)%	(1.6)%

Revenues

Service and parts revenue increased from 2020 to 2021 due to a $0.4 million, or 0.3%, increase in same-store revenues. Customer pay work represents approximately 79.1% of PTG’s service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The same-store revenue increase is due a $3.2 million, or 3.2%, increase in customer pay revenue, partially offset by a $2.0 million, or 28.6%, decrease in body shop revenue, and a $0.8 million, or 3.7%, decrease in warranty revenue. We believe the same-store increase in service and parts revenue is primarily due the increased reliance on used trucks in light of lower available new truck units discussed above, which generates additional service and parts revenues.

Gross Profit

Service and parts gross profit decreased from 2020 to 2021 due to a $0.7% million, or 1.3%, decrease in same-store gross profit. The same-store gross profit decrease is due to a 0.7% decrease in gross margin, which decreased gross profit by $0.9 million, partially offset by the increase in same-store revenues, which increased gross profit by $0.2 million. The same-store gross profit decrease is due to a $1.6 million, or 24.6%, decrease in body shop gross profit, a $0.3 million, or 2.4%, decrease in warranty gross profit, partially offset by a $1.2 million, or 3.5%, increase in customer pay gross profit.

Commercial Vehicle Distribution Data

(In millions, except unit amounts)

			2021 vs. 2020
Penske Australia Data	2021	2020	Change	% Change
Vehicle unit sales	259	219	40	18.3%
Sales revenue	$132.2	$101.1	$31.1	30.8%
Gross profit	$33.3	$29.8	$3.5	11.7%

Penske Australia primarily distributes and services commercial vehicles, engines, and power systems. Penske Australia generated $132.2 million of revenue during the three months ended March 31, 2021, compared to $101.1 million of revenue in the prior year, an increase of 30.8%. It also generated $33.3 million of gross profit during the three months ended March 31, 2021, compared to $29.8 million of gross profit in the prior year, an increase of 11.7%.

These improved results from 2020 to 2021 are primarily due to an improved truck market in Australia and an increase in service and parts. Excluding $20.2 million of favorable foreign currency fluctuations, revenues increased 10.8%. Excluding $5.0 million of favorable foreign currency fluctuations, gross profit decreased 5.0%.

Selling, General and Administrative Data

(In millions)

			2021 vs. 2020
Selling, General and Administrative Data	2021	2020	Change	% Change
Personnel expense	$396.9	$373.9	$23.0	6.2%
Advertising expense	$26.2	$26.2	$—	—%
Rent & related expense	$80.2	$83.9	$(3.7)	(4.4)%
Other expense	$161.0	$157.8	$3.2	2.0%
Total SG&A expenses	$664.3	$641.8	$22.5	3.5%
Same-store SG&A expenses	$660.2	$631.9	$28.3	4.5%

Personnel expense as % of gross profit	43.5%	48.1%	(4.6)%	(9.6)%
Advertising expense as % of gross profit	2.9%	3.4%	(0.5)%	(14.7)%
Rent & related expense as % of gross profit	8.8%	10.8%	(2.0)%	(18.5)%
Other expense as % of gross profit	17.5%	20.3%	(2.8)%	(13.8)%
Total SG&A expenses as % of gross profit	72.7%	82.6%	(9.9)%	(12.0)%
Same-store SG&A expenses as % of same-store gross profit	72.5%	82.4%	(9.9)%	(12.0)%

Selling, general, and administrative expenses (“SG&A”) increased from 2020 to 2021 due to a $28.3 million, or 4.5%, increase in same-store SG&A, partially offset by a $5.8 million decrease from net dealership dispositions. Excluding the $20.7 million increase related to foreign currency fluctuations, same-store SG&A increased 1.2%. SG&A as a percentage of gross profit was 72.7%, a decrease of 990 basis points compared to 82.6% in the prior year. SG&A expenses as a percentage of total revenue was 11.5% and 12.8% in the three months ended March 31, 2021, and 2020, respectively. The decrease in SG&A as a percentage of gross profit is primarily due to employee reductions, a reduction of travel and entertainment expenses, and other expense reductions as well as increased gross profit across our business lines.

Depreciation

(In millions)

			2021 vs. 2020
	2021	2020	Change	% Change
Depreciation	$29.3	$28.5	$0.8	2.8%

The increase in depreciation from 2020 to 2021 is primarily due to a $0.8 million, or 3.1%, increase in same-store depreciation. The overall increase is primarily related to our ongoing facility improvements and expansion programs.

Floor Plan Interest Expense

(In millions)

			2021 vs. 2020
	2021	2020	Change	% Change
Floor plan interest expense	$9.5	$17.7	$(8.2)	(46.3)%

Floor plan interest expense, including the impact of swap transactions, decreased $8.2 million from 2020 to 2021 primarily due to an $8.1 million, or 46.2%, decrease in same-store floor plan interest expense, coupled with a $0.1 million decrease from net dealership dispositions. The overall decrease is primarily due to decreases in amounts outstanding under floor plan arrangements.

Other Interest Expense

(In millions)

			2021 vs. 2020
	2021	2020	Change	% Change
Other interest expense	$17.9	$31.7	$(13.8)	(43.5)%

The decrease in other interest expense from 2020 to 2021 is primarily due to the decrease in outstanding revolver borrowings under the U.S. and U.K. credit agreements, decreases in applicable rates, and redemption and refinancing of certain senior subordinated notes.

Equity in Earnings of Affiliates

(In millions)

			2021 vs. 2020
	2021	2020	Change	% Change
Equity in earnings of affiliates	$55.4	$14.5	$40.9	282.1%

The increase in equity in earnings of affiliates from 2020 to 2021 is primarily due to a $40.1 million increase in earnings from our investment in PTS, coupled with the increase in earnings from our retail automotive joint ventures. The increase in our PTS equity earnings is primarily attributed to increases in full-service lease demand, strong consumer rental demand, higher vehicle utilization rates in commercial rental, and cost reduction efforts in the logistics operations, partially offset by lower gains on sale from remarketing activities.

Income Taxes

(In millions)

			2021 vs. 2020
	2021	2020	Change	% Change
Income taxes	$64.5	$20.1	$44.4	220.9%

Income taxes increased from 2020 to 2021 primarily due to a $176.1 million increase in our pre-tax income compared to the prior year. Our effective tax rate was 26.0% during the three months ended March 31, 2021, compared to 28.1% during the three months ended March 31, 2020, primarily due to fluctuations in our geographic pre-tax income mix.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, inventory financing, the acquisition of new businesses, the improvement and expansion of existing facilities, the purchase or construction of new facilities, building additional Used Vehicle SuperCenters (including four additional sites currently planned to open in 2021), debt service and repayments, dividends, and potential repurchases of our outstanding securities under the program discussed below. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions, mortgages, and dividends and distributions from joint venture investments.

We have historically expanded our operations through organic growth and the acquisition of dealerships and other businesses. We believe that cash flow from operations, dividends and distributions from our joint venture investments, and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our existing operations and current commitments for at least the next twelve months. In the event that economic conditions remain impacted for longer than we expect due to the COVID-19 pandemic or vehicle component shortages, we pursue significant acquisitions or other expansion opportunities, pursue significant repurchases of our outstanding securities, or refinance or repay existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings, which sources of funds may not necessarily be available on terms acceptable to us, if at all. In addition, our liquidity could be negatively impacted in the event we fail to comply with the covenants under our various financing and operating agreements or in the event our floor plan financing is withdrawn. Future events, including acquisitions, divestitures, new or revised operating lease agreements, borrowings or repayments under our credit agreements and our floor plan arrangements, raising capital, and purchases or refinancing of our securities, may also impact our liquidity.

We expect that scheduled payments of our debt instruments will be funded through cash flows from operations or borrowings under our credit agreements. In the case of payments upon the maturity or termination dates of our debt instruments, we currently expect to be able to refinance such instruments in the normal course of business or otherwise fund them from cash flows from operations or borrowings under our credit agreements. Refer to the disclosures provided in Part I, Item 1, Note 8 of the Notes to our Consolidated Financial Statements set forth below for a detailed description of our long-term debt obligations and scheduled interest payments.

Floor plan notes payable are revolving financing arrangements. Payments are generally made as required pursuant to the floor plan borrowing agreements. Refer to the disclosures provided in Part I, Item 1, Note 6 of the Notes to our Consolidated Financial Statements for a detailed description of financing for the vehicles we purchase, including discussion of our floor plan and other revolving arrangements.

Refer to the disclosures provided in Part I, Item 1, Note 10 of the Notes to our Consolidated Financial Statements for a description of our off-balance sheet arrangements which includes a repurchase commitment related to our floor plan credit agreement with Mercedes Benz Financial Services Australia.

As of March 31, 2021, we had $94.6 million of cash available to fund our operations and capital commitments. In addition, we had $800.0 million, £162.0 million ($223.3 million), and AU $49.5 million ($37.6 million) available for borrowing under our U.S. credit agreement, U.K. credit agreement, and Australian working capital loan agreement, respectively.

Securities Repurchases

From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, or through a pre-arranged trading plan. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit agreement, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. As of March 31, 2021, we had $170.6 million in repurchase authorization remaining under the securities repurchase program. Refer to the disclosures provided in Part I, Item 1, Note 11 of the Notes to our Consolidated Condensed Financial Statements for a summary of shares repurchased during the three months ended March 31, 2021.

Dividends

We paid the following cash dividends on our common stock in 2020 and 2021:

Per Share Dividends

2020

First Quarter	$0.42
Second Quarter	—
Third Quarter	—
Fourth Quarter	0.42

2021

First Quarter	$0.43

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

Long-Term Debt Obligations

As of March 31, 2021, we had the following long-term debt obligations outstanding:

March 31,
(In millions)	2021
U.S. credit agreement — revolving credit line	$—
U.K. credit agreement — revolving credit line	—
U.K. credit agreement — overdraft line of credit	—
3.50% senior subordinated notes due 2025	543.6
5.50% senior subordinated notes due 2026	496.6
Australia capital loan agreement	30.7
Australia working capital loan agreement	0.4
Mortgage facilities	453.7
Other	55.5
Total long-term debt	$1,580.5

As of March 31, 2021, we were in compliance with all covenants under our credit agreements, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 8 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of our long-term debt obligations.

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

During the three months ended March 31, 2021, outstanding revolving commitments varied between $0.0 million and $221.0 million under the U.S. credit agreement, between £0.0 million and £19.0 million ($0.0 million and $26.2 million) under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and between AU $0.0 million and AU $6.0 million ($0.0 million and $4.6 million) under the Australia working capital loan agreement. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.

Interest Rate Swaps

The Company periodically uses interest rate swaps to manage interest rate risk associated with the Company’s variable rate floor plan debt. In April 2020, we entered into a new five-year interest rate swap agreement pursuant to which the LIBOR portion of $300.0 million of our U.S. floating rate floor plan debt is fixed at 0.5875%. This arrangement is in effect through April 2025. We may terminate this arrangement at any time, subject to the settlement at that time of the fair value of the swap arrangement. As of March 31, 2021, the fair value of the swap designated as hedging instruments was estimated to be a net asset of $0.9 million.

PTS Dividends

We hold a 28.9% ownership interest in PTS as noted above. Their partnership agreement requires PTS, subject to applicable law and the terms of its credit agreements, to make quarterly distributions to the partners with respect to each fiscal year by no later than 45 days after the end of each of the first three quarters of the year and by April 15 of the following year. PTS’ principal debt agreements allow partner distributions only as long as they are not in default under that agreement and the amount they pay does not exceed 50% of its consolidated net income. We receive pro rata cash distributions relating to this investment, typically in April, May, August, and November of each year. In 2020, we received $72.2 million of pro rata cash distributions relating to this investment, and we currently expect to continue to receive future distributions from PTS quarterly, subject to its financial performance.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period.

Operating Leases

We estimate the total rent obligations under our operating leases, including any extension periods that we are reasonably certain to exercise at our discretion and assuming constant consumer price indices, to be $6.3 billion. As of March 31, 2021, we were in compliance with all financial covenants under these leases consisting principally of leases for dealership and other properties, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 3 and Note 10 of the Notes to our Consolidated Condensed Financial Statements for a description of our operating leases.

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

Condensed income statement information:

	PAG and Guarantor Subsidiaries
	Three Months Ended	Twelve Months Ended
	March 31, 2021	December 31, 2020
Revenues	$3,220.2	$11,576.7
Gross profit	546.5	1,908.9
Equity in earnings of affiliates	53.7	164.5
Income from continuing operations	130.5	400.1
Net income	130.5	400.4
Net income attributable to Penske Automotive Group	130.5	400.4

Condensed balance sheet information:

	PAG and Guarantor Subsidiaries
	March 31, 2021	December 31, 2020
Current assets (1)	$2,474.5	$2,627.3
Property and equipment, net	1,134.5	1,128.8
Equity method investments	1,477.6	1,424.7
Other noncurrent assets	3,181.5	3,173.6
Current liabilities	2,017.1	2,156.3
Noncurrent liabilities	3,788.4	3,848.5

(1)	Includes $515.6 million and $509.9 million as of March 31, 2021, and December 31, 2020, respectively, due from Non-Guarantors.

During the three months ended March 31, 2021, PAG received $0.8 million from non-guarantor subsidiaries compared to $13.0 million for the three months ended March 31, 2020, for the repayment of a short-term note. During the twelve months ended December 31, 2020, PAG received $77.1 million in distributions from non-guarantor subsidiaries.

Cash Flows

The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities. The major components of these changes are discussed below.

	Three Months Ended March 31,
(In millions)	2021	2020
Net cash provided by continuing operating activities	$239.3	$211.9
Net cash used in continuing investing activities	(18.3)	(16.1)
Net (used in) cash provided by continuing financing activities	(174.1)	209.9
Net cash provided by discontinued operations	—	0.1
Effect of exchange rate changes on cash and cash equivalents	(1.8)	(2.0)
Net change in cash and cash equivalents	$45.1	$403.8

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

	Three Months Ended March 31,
(In millions)	2021	2020
Net cash from continuing operating activities as reported	$239.3	$211.9
Floor plan notes payable — non-trade as reported	(29.1)	11.7
Net cash from continuing operating activities including all floor plan notes payable	$210.2	$223.6

Cash Flows from Continuing Investing Activities

Cash flows from continuing investing activities consist primarily of cash used for capital expenditures, proceeds from the sale of dealerships, and proceeds from the sale of equipment and improvements. Capital expenditures were $42.4 million and $25.7 million during the three months ended March 31, 2021, and 2020, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our retail automotive segment and retail commercial truck segment capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit agreements. Proceeds from the sale of dealerships were $4.3 million and $10.3 million during the three months ended March 31, 2021, and 2020, respectively. Proceeds from the sale of equipment and improvements were $20.4 million during the three months ended March 31, 2021.

Cash Flows from Continuing Financing Activities

Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, net borrowings of floor plan notes payable non-trade, repurchases of common stock, dividends, payments for contingent consideration, and payments for debt issuance costs.

We had net repayments of long-term debt of $110.3 million and net borrowings of long-term debt of $282.9 million during the three months ended March 31, 2021, and 2020, respectively. We had net repayments of floor plan notes payable non-trade of $29.1 million and net borrowings of $11.7 million during the three months ended March 31, 2021, and 2020, respectively. We did not repurchase any shares of common stock under our securities repurchase program during the during the three months ended March 31, 2021, compared to 0.9 million shares of common stock for $29.4 million during the three months ended March 31, 2020. We also paid cash dividends to our stockholders of $34.6 million and $34.2 million during the three months ended March 31, 2021, and 2020, respectively. We made no payments to settle contingent consideration to sellers related to previous acquisitions during the three months ended March 31, 2021, compared to $21.1 million during the three months ended March 31, 2020. We made payments of $0.1 million for debt issuance costs during the three months ended March 31, 2021.

Cash Flows from Discontinued Operations

Cash flows relating to discontinued operations are not currently considered, nor are they expected to be, material to our liquidity or our capital resources. Management does not believe that there are any material past, present, or upcoming cash transactions relating to discontinued operations.

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

Joint Venture Relationships

We are party to a number of joint ventures pursuant to which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of March 31, 2021, our retail automotive joint venture relationships included:

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

Forward-Looking Statements

Certain statements and information set forth herein, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “goal,” “plan,” “seek,” “project,” “continue,” “will,” “would,” and variations of such words and similar expressions are intended to identify such forward-looking statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this report or when made, and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events, or otherwise. Forward-looking statements include, without limitation, statements with respect to:

●	our expectations regarding the COVID-19 pandemic;

●	our future financial and operating performance;

●	future dealership openings, acquisitions, and dispositions;

●	future potential capital expenditures and securities repurchases;

●	our ability to realize cost savings and synergies;

●	our ability to respond to economic cycles;

●	trends in the automotive retail industry, commercial vehicles industries, and in the general economy in the various countries in which we operate;

●	our ability to access the remaining availability under our credit agreements;

●	our liquidity;

●	performance of joint ventures, including PTS;

●	future foreign exchange rates and geopolitical events;

●	the outcome of various legal proceedings;

●	results of self-insurance plans;

●	trends affecting the automotive or trucking industries generally and our future financial condition or results of operations; and

●	our business strategy.

Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in our 2020 annual report on Form 10-K filed February 19, 2021. Important factors that could cause actual results to differ materially from our expectations include the following:

●	we depend on the success, popularity and availability of the brands we sell, and adverse conditions affecting one or more vehicle manufacturers, including the adverse impact on the vehicle and parts supply chain due to natural disasters or other disruptions that interrupt the supply of vehicles and parts to us (including any disruptions resulting from the shortage of microchips or other components or the COVID-19 pandemic discussed in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations), may negatively impact our revenues and profitability;

●	our business and the automotive retail and commercial vehicles industries in general are susceptible to adverse economic conditions, including changes in interest rates, foreign exchange rates, customer demand, customer confidence, fuel prices, unemployment rates and credit availability (including any adverse impact from the COVID-19 pandemic discussed in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations);

●	increased tariffs, import product restrictions, and foreign trade risks that may impair our ability to sell foreign vehicles profitably;

●	the number of new and used vehicles sold in our markets;

●	the effect on our businesses of the trend of electrification of vehicle engines, new mobility technologies such as shared vehicle services, such as Uber and Lyft, and the eventual availability of driverless vehicles;

●	vehicle manufacturers exercise significant control over our operations, and we depend on them and the continuation of our franchise and distribution agreements in order to operate our business;

●	we are subject to the risk that a substantial number of our new or used inventory may be unavailable due to recall or other reasons;

●	the success of our commercial vehicle distribution operations and engine and power systems distribution operations depends upon continued availability of the vehicles, engines, power systems, and other parts we distribute, demand for those vehicles, engines, power systems, and parts and general economic conditions in those markets;

●	a restructuring of any significant vehicle manufacturer or supplier;

●	our operations may be affected by severe weather, such as the recent hurricanes in Texas, or other periodic business interruptions;

●	we have substantial risk of loss not covered by insurance;

●	we may not be able to satisfy our capital requirements for acquisitions, facility renovation projects, financing the purchase of our inventory, or refinancing of our debt when it becomes due;

●	our level of indebtedness may limit our ability to obtain financing generally and may require that a significant portion of our cash flow be used for debt service;

●	non-compliance with the financial ratios and other covenants under our credit agreements and operating leases;

●	higher interest rates may significantly increase our variable rate interest costs and, because many customers finance their vehicle purchases, decrease vehicle sales;

●	our operations outside of the U.S. subject our profitability to fluctuations relating to changes in foreign currency values;

●	with respect to PTS, changes in the financial health of its customers, labor strikes or work stoppages by its employees, a reduction in PTS’ asset utilization rates, continued availability from truck manufacturers and suppliers of vehicles and parts for its fleet, changes in values of used trucks which affects PTS’ profitability on truck sales, compliance costs in regard to its trucking fleet and truck drivers, its ability to retain qualified drivers and technicians, risks associated with its participation in multi-employer pension plans, conditions in the capital markets to assure PTS’ continued availability of capital to purchase trucks, the effect of changes in lease accounting rules on PTS customers’ purchase/lease decisions, and industry competition, each of which could impact distributions to us;

●	we are dependent on continued security and availability of our information technology systems, and we may be subject to fines, penalties, and other costs under applicable privacy laws if we do not maintain our confidential customer and employee information properly;

●	if we lose key personnel, especially our Chief Executive Officer, or are unable to attract additional qualified personnel;

●	new or enhanced regulations relating to automobile dealerships including those recently enacted by the Financial Conduct Authority in the U.K. prohibiting certain compensation we receive relating to automotive financing in the U.K. and those enacted in certain European countries and California and Massachusetts banning the sale of new vehicles with gasoline engines starting in Europe as early as 2030;

●	changes in tax, financial or regulatory rules, or requirements;

●	we could be subject to legal and administrative proceedings which, if the outcomes are adverse to us, could have a material adverse effect on our business;

●	if state dealer laws in the U.S. are repealed or weakened or new manufacturers such as those selling electric vehicles are able to conduct significant vehicle sales outside of the franchised automotive system, our automotive dealerships may be subject to increased competition and may be more susceptible to termination, non-renewal, or renegotiation of their franchise agreements;

●	some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests; and

●	shares of our common stock eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR, the Bank of England Base Rate, or the Australian Bank Bill Swap Rate. Based on an average of the aggregate amounts outstanding under these facilities during the three months ended March 31, 2021, a 100-basis-point change in interest rates would result in an approximate $2.1 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Australian Bank Bill Swap Rate, or the New Zealand Bank Bill Benchmark Rate.

In April 2020, we entered into a new five-year interest rate swap agreement pursuant to which the LIBOR portion of $300.0 million of our U.S. floating rate floor plan debt is fixed at 0.5875%. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the three months ended March 31, 2021, considering the swap arrangement, a 100-basis-point change in interest rates would result in an approximate $27.6 million change to our annual floor plan interest expense.

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

Interest rate fluctuations affect the fair market value of our fixed rate debt, mortgages, and certain seller financed promissory notes but, with respect to such fixed rate debt instruments, do not impact our earnings or cash flows.

Foreign Currency Exchange Rates. As of March 31, 2021, we had consolidated operations in the U.K., Germany, Italy, Canada, Australia, and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $239.2 million change to our revenues for the three months ended March 31, 2021.

We purchase certain of our new vehicles, parts, and other products from non-U.S. manufacturers. Although we purchase the majority of our inventories in the local functional currency, our business is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, changes in tax and tariff rates, other regulations and restrictions, and foreign exchange rate volatility, which may influence such manufacturers’ ability to provide their products at competitive prices in the local jurisdictions. Our future results could be materially and adversely impacted by changes in these or other factors.

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

Item 5. Other Information

On April 28, 2021, we amended our U.S. credit agreement with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation to incorporate the previous six amendments, to consolidate the previous $250 million acquisition line into the general revolving line (leaving us unchanged at $800 million in total revolving capacity), and to provide us with additional covenant flexibility.

The U.S. credit agreement, as amended April 28, provides for up to $800 million in revolving loans for working capital, acquisitions, capital expenditures, investments, and other general corporate purposes, and provides up to an additional $50 million of letters of credit. The U.S. credit agreement provides for a maximum of $150 million of borrowings for foreign acquisitions and expires on September 30, 2023. The interest rate on revolving loans is LIBOR plus 1.75%, subject to an incremental 1.25% for uncollateralized borrowings in excess of a defined borrowing base.

The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by substantially all of our U.S. subsidiaries and contains a number of significant operating covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay certain other indebtedness, pay dividends, create liens on assets, make investments or acquisitions, and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. credit agreement, including a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders’ equity, and a ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed.

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations, and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement.

We purchase motor vehicles from Daimler AG and Toyota Motor Credit Corporation, affiliates of the respective lenders under the U.S. credit agreement, for sale at certain of our dealerships. The lenders also provide certain of our dealerships with mortgage, “floor-plan”, and consumer financing.

The foregoing description of the amendment is qualified in its entirety by references to the amended agreement, which is filed as an exhibit and incorporated by reference herein.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit
No.	Description

4.1	Seventh Amendment to the Fifth Amended and Restated Credit Agreement dated April 28, 2021, among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation

22	List of Guarantor Subsidiaries under the Company’s Senior Subordinated Notes

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.

32	Section 1350 Certification.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger S. Penske
Roger S. Penske
Date: April 29, 2021		Chief Executive Officer

	By:	/s/ J.D. Carlson
J.D. Carlson
Date: April 29, 2021		Chief Financial Officer