Form 10-Q
period 2021-09-30
PENSKE AUTOMOTIVE GROUP, INC.
filed 2021-10-28
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 25, 2021, there were 78,295,038 shares of voting common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020

	(Unaudited)
	(In millions, except share
	and per share amounts)
ASSETS
Cash and cash equivalents	$119.2	$49.5
Accounts receivable, net of allowance for doubtful accounts of $5.7 and $5.5	737.7	806.9
Inventories	2,598.4	3,425.6
Other current assets	121.4	126.8
Total current assets	3,576.7	4,408.8
Property and equipment, net	2,378.6	2,404.4
Operating lease right-of-use assets	2,410.9	2,416.5
Goodwill	2,050.9	1,928.4
Other indefinite-lived intangible assets	600.7	563.4
Equity method investments	1,668.2	1,500.3
Other long-term assets	33.3	25.4
Total assets	$12,719.3	$13,247.2
LIABILITIES AND EQUITY
Floor plan notes payable	$962.2	$1,780.5
Floor plan notes payable — non-trade	1,074.9	1,363.8
Accounts payable	808.8	675.4
Accrued expenses and other current liabilities	922.4	767.2
Current portion of long-term debt	67.9	87.5
Liabilities held for sale	0.5	0.5
Total current liabilities	3,836.7	4,674.9
Long-term debt	1,356.7	1,602.1
Long-term operating lease liabilities	2,341.1	2,350.3
Deferred tax liabilities	1,003.4	873.1
Other long-term liabilities	315.0	420.7
Total liabilities	8,852.9	9,921.1
Commitments and contingent liabilities (Note 11)
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 78,294,013 shares issued and outstanding at September 30, 2021; 80,392,662 shares issued and outstanding at December 31, 2020	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	110.8	311.8
Retained earnings	3,921.5	3,151.3
Accumulated other comprehensive income (loss)	(190.2)	(160.6)
Total Penske Automotive Group stockholders’ equity	3,842.1	3,302.5
Non-controlling interest	24.3	23.6
Total equity	3,866.4	3,326.1
Total liabilities and equity	$12,719.3	$13,247.2

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(Unaudited)
	(In millions, except per share amounts)
Revenue:
Retail automotive dealership	$5,634.9	$5,258.0	$17,039.4	$12,828.1
Retail commercial truck dealership	717.3	590.9	1,777.3	1,481.5
Commercial vehicle distribution	145.1	122.7	441.9	322.2
Total revenues	6,497.3	5,971.6	19,258.6	14,631.8
Cost of sales:
Retail automotive dealership	4,624.0	4,408.3	14,188.2	10,834.0
Retail commercial truck dealership	602.0	517.8	1,479.3	1,279.4
Commercial vehicle distribution	105.6	89.0	329.5	232.3
Total cost of sales	5,331.6	5,015.1	15,997.0	12,345.7
Gross profit	1,165.7	956.5	3,261.6	2,286.1
Selling, general and administrative expenses	757.7	643.3	2,171.8	1,738.7
Depreciation	30.2	29.0	89.7	85.4
Operating income	377.8	284.2	1,000.1	462.0
Floor plan interest expense	(6.0)	(8.0)	(23.4)	(37.4)
Other interest expense	(16.2)	(29.1)	(53.8)	(89.2)
Debt redemption costs	—	(1.7)	(17.0)	(1.7)
Equity in earnings of affiliates	120.5	66.2	281.5	110.6
Income from continuing operations before income taxes	476.1	311.6	1,187.4	444.3
Income taxes	(120.1)	(64.1)	(308.0)	(100.7)
Income from continuing operations	356.0	247.5	879.4	343.6
Income from discontinued operations, net of tax	0.3	0.1	0.4	0.3
Net income	356.3	247.6	879.8	343.9
Less: Income attributable to non-controlling interests	1.2	1.0	3.3	0.5
Net income attributable to Penske Automotive Group common stockholders	$355.1	$246.6	$876.5	$343.4
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$4.46	$3.07	$10.91	$4.27
Discontinued operations	—	—	—	—
Net income attributable to Penske Automotive Group common stockholders	$4.47	$3.07	$10.92	$4.27
Shares used in determining basic earnings per share	79.5	80.3	80.3	80.4
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$4.46	$3.07	$10.91	$4.27
Discontinued operations	—	—	—	—
Net income attributable to Penske Automotive Group common stockholders	$4.47	$3.07	$10.92	$4.27
Shares used in determining diluted earnings per share	79.5	80.4	80.3	80.4
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$356.0	$247.5	$879.4	$343.6
Less: Income attributable to non-controlling interests	1.2	1.0	3.3	0.5
Income from continuing operations, net of tax	354.8	246.5	876.1	343.1
Income from discontinued operations, net of tax	0.3	0.1	0.4	0.3
Net income attributable to Penske Automotive Group common stockholders	$355.1	$246.6	$876.5	$343.4
Cash dividends per share	$0.45	$—	$1.32	$0.42

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(Unaudited)
	(In millions)
Net income	$356.3	$247.6	$879.8	$343.9
Other comprehensive income (loss):
Foreign currency translation adjustment	(42.6)	49.9	(40.7)	(15.4)
Unrealized gain (loss) on interest rate swaps:
Unrealized gain (loss) arising during the period, net of tax (provision) benefit of ($0.0), ($0.1), ($1.1), and $1.4, respectively	—	0.3	3.0	(3.8)
Reclassification adjustment for (gain) loss included in floor plan interest expense, net of tax provision (benefit) of ($0.1), $0.1, ($0.3), and $0.1, respectively	0.3	(0.2)	0.8	(0.2)
Unrealized gain (loss) on interest rate swaps, net of tax	0.3	0.1	3.8	(4.0)
Other adjustments to comprehensive income (loss), net	(0.5)	3.3	6.6	0.6
Other comprehensive income (loss), net of tax	(42.8)	53.3	(30.3)	(18.8)
Comprehensive income (loss)	313.5	300.9	849.5	325.1
Less: Comprehensive income (loss) attributable to non-controlling interests	0.8	1.4	2.6	0.8
Comprehensive income (loss) attributable to Penske Automotive Group common stockholders	$312.7	$299.5	$846.9	$324.3

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2021	2020

	(Unaudited)
	(In millions)
Operating Activities:
Net income	$879.8	$343.9
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	89.7	85.4
Earnings of equity method investments	(203.4)	(88.9)
Income from discontinued operations, net of tax	(0.4)	(0.3)
Deferred income taxes	126.3	177.6
Debt redemption costs	17.0	1.7
Changes in operating assets and liabilities:
Accounts receivable	69.4	112.2
Inventories	863.6	1,043.5
Floor plan notes payable	(818.3)	(925.9)
Accounts payable and accrued expenses	290.5	172.1
Other	16.2	(71.8)
Net cash provided by continuing operating activities	1,330.4	849.5
Investing Activities:
Purchase of equipment and improvements	(157.5)	(114.3)
Proceeds from sale of dealerships	4.3	10.3
Proceeds from sale of equipment and improvements	54.9	19.8
Acquisitions net, including repayment of sellers’ floor plan notes payable of $24.3 and $0, respectively	(278.0)	—
Other	0.2	(4.4)
Net cash used in continuing investing activities	(376.1)	(88.6)
Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	1,487.0	956.0
Repayments under U.S. credit agreement revolving credit line	(1,595.0)	(1,001.0)
Issuance of 3.50% senior subordinated notes	—	550.0
Issuance of 3.75% senior subordinated notes	500.0	—
Repayment of 3.75% senior subordinated notes	—	(300.0)
Repayment of 5.50% senior subordinated notes	(500.0)	—
Net repayments of other long-term debt	(152.5)	(253.7)
Net repayments of floor plan notes payable — non-trade	(288.9)	(547.6)
Payments for contingent consideration	—	(31.6)
Repurchases of common stock	(206.9)	(29.4)
Dividends	(106.3)	(34.2)
Payment of debt issuance costs	(6.1)	(7.8)
Other	(12.8)	(5.0)
Net cash used in continuing financing activities	(881.5)	(704.3)
Discontinued operations:
Net cash provided by discontinued operating activities	0.4	0.2
Net cash provided by discontinued investing activities	—	—
Net cash provided by discontinued financing activities	—	—
Net cash provided by discontinued operations	0.4	0.2
Effect of exchange rate changes on cash and cash equivalents	(3.5)	7.8
Net change in cash and cash equivalents	69.7	64.6
Cash and cash equivalents, beginning of period	49.5	28.1
Cash and cash equivalents, end of period	$119.2	$92.7
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$79.8	$106.7
Income taxes	44.5	32.1

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	Three Months Ended September 30, 2021

					Accumulated	Total
	Common Stock		Additional		Other	Penske
	Issued		Paid-in	Retained	Comprehensive	Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity

	(Unaudited)
	(Dollars in millions)
Balance, June 30, 2021	80,330,836	$—	$284.0	$3,602.5	$(147.8)	$3,738.7	$24.0	$3,762.7
Equity compensation	(7,192)	—	5.7	—	—	5.7	—	5.7
Repurchases of common stock	(2,029,631)	—	(178.9)	—	—	(178.9)	—	(178.9)
Dividends	—	—	—	(36.1)	—	(36.1)	—	(36.1)
Interest rate swaps	—	—	—	—	0.3	0.3	—	0.3
Distributions to non-controlling interest	—	—	—	—	—	—	(0.5)	(0.5)
Foreign currency translation	—	—	—	—	(42.2)	(42.2)	(0.4)	(42.6)
Other	—	—	—	—	(0.5)	(0.5)	—	(0.5)
Net income	—	—	—	355.1	—	355.1	1.2	356.3
Balance, September 30, 2021	78,294,013	$—	$110.8	$3,921.5	$(190.2)	$3,842.1	$24.3	$3,866.4

	Three Months Ended September 30, 2020

					Accumulated	Total
	Common Stock		Additional		Other	Penske
	Issued		Paid-in	Retained	Comprehensive	Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity

	(Unaudited)
	(Dollars in millions)
Balance, June 30, 2020	80,339,909	$—	$296.3	$2,738.4	$(274.8)	$2,759.9	$17.7	$2,777.6
Equity compensation	750	—	5.1	—	—	5.1	—	5.1
Repurchases of common stock	(4,448)	—	(0.2)	—	—	(0.2)	—	(0.2)
Interest rate swaps	—	—	—	—	0.1	0.1	—	0.1
Foreign currency translation	—	—	—	—	49.5	49.5	0.4	49.9
Other	—	—	—	—	3.3	3.3	0.1	3.4
Net income	—	—	—	246.6	—	246.6	1.0	247.6
Balance, September 30, 2020	80,336,211	$—	$301.2	$2,985.0	$(221.9)	$3,064.3	$19.2	$3,083.5

See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	Nine Months Ended September 30, 2021

					Accumulated	Total
	Common Stock		Additional		Other	Penske
	Issued		Paid-in	Retained	Comprehensive	Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity

	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2020	80,392,662	$—	$311.8	$3,151.3	$(160.6)	$3,302.5	$23.6	$3,326.1
Equity compensation	426,289	—	18.8	—	—	18.8	—	18.8
Repurchases of common stock	(2,524,938)	—	(219.8)	—	—	(219.8)	—	(219.8)
Dividends	—	—	—	(106.3)	—	(106.3)	—	(106.3)
Interest rate swaps	—	—	—	—	3.8	3.8	—	3.8
Distributions to non-controlling interest	—	—	—	—	—	—	(1.9)	(1.9)
Foreign currency translation	—	—	—	—	(40.0)	(40.0)	(0.7)	(40.7)
Other	—	—	—	—	6.6	6.6	—	6.6
Net income	—	—	—	876.5	—	876.5	3.3	879.8
Balance, September 30, 2021	78,294,013	$—	$110.8	$3,921.5	$(190.2)	$3,842.1	$24.3	$3,866.4

	Nine Months Ended September 30, 2020

					Accumulated	Total
	Common Stock		Additional		Other	Penske
	Issued		Paid-in	Retained	Comprehensive	Automotive Group	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholders’ Equity	Interest	Equity

	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2019	81,084,751	$—	$320.4	$2,675.8	$(202.8)	$2,793.4	$18.2	$2,811.6
Equity compensation	279,196	—	15.2	—	—	15.2	—	15.2
Repurchases of common stock	(1,027,736)	—	(34.4)	—	—	(34.4)	—	(34.4)
Dividends	—	—	—	(34.2)	—	(34.2)	—	(34.2)
Interest rate swaps	—	—	—	—	(4.0)	(4.0)	—	(4.0)
Foreign currency translation	—	—	—	—	(15.7)	(15.7)	0.3	(15.4)
Other	—	—	—	—	0.6	0.6	0.2	0.8
Net income	—	—	—	343.4	—	343.4	0.5	343.9
Balance, September 30, 2020	80,336,211	$—	$301.2	$2,985.0	$(221.9)	$3,064.3	$19.2	$3,083.5

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

Business Overview and Concentrations

We are a diversified international transportation services company and one of the world's premier automotive and commercial truck retailers. We operate dealerships principally in the United States, the United Kingdom, Canada, Germany, Italy, and Japan, and we are one of the largest retailers of commercial trucks in North America for Freightliner. We also distribute and retail commercial vehicles, diesel and gas engines, power systems, and related parts and services principally in Australia and New Zealand. Additionally, we own 28.9% of Penske Transportation Solutions, a business that manages a fleet of over 350,000 vehicles providing innovative transportation, supply chain, and technology solutions to North American fleets.

Retail Automotive. We are one of the largest automotive retailers headquartered in the U.S. as measured by the $17.9 billion in total retail automotive dealership revenue we generated in 2020. As of September 30, 2021, we operated 305 retail automotive franchised dealerships, of which 144 franchised dealerships are located in the U.S. and 161 franchised dealerships are located outside of the U.S. The franchised dealerships outside the U.S. are located primarily in the U.K. In the nine months ended September 30, 2021, we retailed and wholesaled more than 433,000 vehicles. We are diversified geographically, with 58% of our total retail automotive dealership revenues in the nine months ended September 30, 2021, generated in the U.S. and Puerto Rico and 42% generated outside the U.S. We offer over 35 vehicle brands, with 70% of our retail automotive franchised dealership revenue in the nine months ended September 30, 2021, generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz, and Porsche. Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services, the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts, and replacement and aftermarket automotive products. We operate our franchised dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry.

We also operate used vehicle dealerships in the U.S. and the U.K. which retail and wholesale used vehicles under a one price, “no-haggle” methodology under the CarShop brand. As of September 30, 2021, our operations in the U.S. consist of seven retail locations, and our operations in the U.K. consist of thirteen retail locations and a vehicle preparation center. In September 2021, we opened one CarShop location in the U.K., and in October 2021, we opened two additional CarShop locations, one in the U.S. in Scottsdale, Arizona and one in the U.K.

During the nine months ended September 30, 2021, we acquired one retail automotive franchise in the U.S., were awarded one retail automotive franchise in the U.S., and disposed of one retail automotive franchise in the U.K. In October 2021, we also purchased the remaining 51% interest in the Nicole Group, our retail automotive joint venture in the greater Tokyo area of Japan representing BMW, MINI, Rolls-Royce, Ferrari, and ALPINA, which will result in these dealerships being consolidated in our financial statements beginning in the fourth quarter of 2021.

Retail Commercial Truck Dealership. We operate Premier Truck Group (“PTG”), a heavy- and medium-duty truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands) with locations in Texas, Oklahoma, Tennessee, Georgia, Utah, Idaho, Kansas, Missouri, and Canada. In April 2021, we acquired Kansas City Freightliner (“KCFL”), a retailer of heavy- and medium-duty commercial trucks in Kansas and Missouri. KCFL added four full-service dealerships, four parts and service centers, and two collision centers to PTG’s operations. As of

September 30, 2021, PTG operated 35 locations which sell new and used trucks, parts and service, and collision repair services.

Penske Australia. Penske Australia is the exclusive importer and distributor of Western Star heavy-duty trucks, MAN heavy- and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand, and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Allison Transmission, Rolls Royce Power Systems, and Bergen Engines. Penske Australia offers products across the on- and off-highway markets, including in the construction, mining, marine, defense, and power generation sectors and supports full parts and aftersales service through a network of branches, field locations, and dealers across the region.

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

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of September 30, 2021, and December 31, 2020, and for the three and nine months ended September 30, 2021, and 2020 is unaudited but includes all adjustments which our management believes to be necessary for the fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2020, which are included as part of our Annual Report on Form 10-K.

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

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.50% senior subordinated notes due 2025	544.3	561.3	543.2	$554.6
3.75% senior subordinated notes due 2029	494.1	497.5	—	—
Mortgage facilities	319.8	326.1	458.1	474.7

During the second quarter of 2021, we issued $500 million in aggregate principal amount of 3.75% senior subordinated notes due 2029, the proceeds of which were used to redeem our $500 million in aggregate principal amount of 5.50% senior subordinated notes due 2026 on June 24, 2021. Refer to Note 9 “Long-Term Debt” for further discussion.

Discontinued Operations

We had no entities newly classified as held for sale during the nine months ended September 30, 2021, or 2020 that met the criteria to be classified as discontinued operations. As such, results from discontinued operations represent only those businesses that were classified as discontinued operations prior to the adoption of ASU No. 2014-08 on January 1, 2015.

Disposals

During the nine months ended September 30, 2021, we disposed of one retail automotive franchise. The results of operations for this business are included within continuing operations for the three and nine months ended September 30, 2021, and 2020 as this franchise did not meet the criteria to be classified as held for sale and treated as discontinued operations.

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

Recent Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Additionally, entities can elect to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain conditions are met. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” This ASU refines the scope of ASC 848 and clarifies some of its guidance as part of the Board’s monitoring of global reference rate reform activities. The ASU permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities. These new standards were effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. While our credit facilities in the U.S. and U.K. and many of our floorplan arrangements utilize LIBOR as a benchmark for calculating the applicable interest rate, some of our floorplan arrangements have already transitioned to utilizing an alternative benchmark rate. We are continuing to evaluate the impact of the transition from LIBOR to alternative reference interest rates. We cannot predict the effect of the potential changes to or elimination of LIBOR, the establishment and use of alternative rates or benchmarks, and the corresponding effects on our cost of capital but do not expect a significant impact on our consolidated financial position, results of operations, and cash flows.

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

2. Revenues

Automotive and commercial truck dealerships generate the majority of our revenues. New and used vehicle revenues typically include sales to retail customers, to fleet customers, and to leasing companies providing consumer leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, sales of third-party insurance policies, commissions relating to the sale of finance and lease contracts to third parties, and the sales of certain other products. Service and parts revenues include fees paid by customers for repair, maintenance and collision services, and the sale of replacement parts and other aftermarket accessories, as well as warranty repairs that are reimbursed directly by various vehicle manufacturers. Revenues are recognized upon satisfaction of our performance obligations under contracts with our customers and are measured at the amount of consideration we expect to be entitled to in exchange for transferring goods or providing services. A discussion of revenue recognition by reportable segment is included below.

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

In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $32.2 million and $28.7 million as of September 30, 2021, and December 31, 2020, respectively.

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

Service and parts revenue represented $69.5 million and $210.7 million for the three and nine months ended September 30, 2021, and $58.4 million and $159.2 million for the three and nine months ended September 30, 2020, respectively, for Penske Australia.

Retail Automotive Dealership

The following tables disaggregate our retail automotive reportable segment revenue by product type and geographic location for the three and nine months ended September 30, 2021, and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
Retail Automotive Dealership Revenue	2021	2020	2021	2020
New vehicle	$2,275.2	$2,350.6	$7,507.9	$5,599.8
Used vehicle	2,302.3	1,954.1	6,437.9	4,739.8
Finance and insurance, net	202.7	174.4	583.8	415.8
Service and parts	555.3	521.8	1,604.7	1,380.3
Fleet and wholesale	299.4	257.1	905.1	692.4
Total retail automotive dealership revenue	$5,634.9	$5,258.0	$17,039.4	$12,828.1

	Three Months Ended September 30,		Nine Months Ended September 30,
Retail Automotive Dealership Revenue	2021	2020	2021	2020
U.S.	$3,271.2	$2,780.7	$9,890.5	$7,288.4
U.K.	2,055.2	2,105.5	6,099.2	4,608.7
Germany and Italy	308.5	371.8	1,049.7	931.0
Total retail automotive dealership revenue	$5,634.9	$5,258.0	$17,039.4	$12,828.1

Retail Commercial Truck Dealership

The following table disaggregates our retail commercial truck reportable segment revenue by product type for the three and nine months ended September 30, 2021, and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
Retail Commercial Truck Dealership Revenue	2021	2020	2021	2020
New truck	$464.1	$376.6	$1,110.8	$930.4
Used truck	81.2	63.9	191.2	135.4
Finance and insurance, net	4.8	4.1	11.7	10.5
Service and parts	160.9	122.1	442.8	358.1
Other	6.3	24.2	20.8	47.1
Total retail commercial truck dealership revenue	$717.3	$590.9	$1,777.3	$1,481.5

Commercial Vehicle Distribution

Our other reportable segment relates to our commercial vehicle distribution business. Commercial vehicle distribution revenue was $145.1 million and $441.9 million during the three and nine months ended September 30, 2021, and $122.7 million and $322.2 million during the three and nine months ended September 30, 2020, respectively.

Contract Balances

The following table summarizes our accounts receivable and unearned revenues as of September 30, 2021, and December 31, 2020:

	September 30,	December 31,
	2021	2020
Accounts receivable
Contracts in transit	$203.9	$254.0
Vehicle receivables	203.5	216.2
Manufacturer receivables	144.0	193.6
Trade receivables	169.4	135.3

Accrued expenses
Unearned revenues	$262.7	$262.9

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

Unearned revenues primarily relate to payments received from customers prior to satisfaction of our performance obligations, such as customer deposits and deferred revenues from operating leases. These amounts are presented within “Accrued expenses and other current liabilities” on our consolidated balance sheets. Of the amounts recorded as unearned revenues as of December 31, 2020, $155.7 million was recognized as revenue during the nine months ended September 30, 2021.

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

We estimate the total undiscounted rent obligations under these leases, including any extension periods that we are reasonably certain to exercise, to be $5.4 billion as of September 30, 2021. Some of our lease arrangements include rental payments that are adjusted based on an index or rate, such as the Consumer Price Index (CPI). As the rate implicit in the lease is generally not readily determinable for our operating leases, the discount rates used to determine the present value of our lease liability are based on our incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. Our incremental borrowing rate for a lease is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

In connection with the sale, relocation, and closure of certain of our franchises, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties was $5.8 million and $18.8 million for the three and nine months ended September 30, 2021, and $6.5 million and $19.4 million for the three and nine months ended September 30, 2020, respectively. We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period. We had no proceeds from sale-leaseback transactions during the nine months ended September 30, 2021, and 2020, respectively. We do not have any material leases that have not yet commenced as of September 30, 2021.

The following table summarizes our net operating lease cost during the three and nine months ended September 30, 2021, and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease Cost
Operating lease cost (1)	$62.8	$64.4	$187.1	$184.9
Sublease income	(5.8)	(6.5)	(18.8)	(19.4)
Total lease cost	$57.0	$57.9	$168.3	$165.5

(1)	Includes short-term leases and variable lease costs, which are immaterial.

The following table summarizes supplemental cash flow information related to our operating leases:

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	186.9	174.2
Right-of-use assets obtained in exchange for operating lease liabilities	68.0	63.9

Supplemental balance sheet information related to the weighted average remaining lease term and discount rate of our leases is as follows:

	September 30, 2021	December 31, 2020
Lease Term and Discount Rate
Weighted-average remaining lease term - operating leases	24 years	25 years
Weighted-average discount rate - operating leases	6.2%	6.4%

The following table summarizes the maturity of our lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on our consolidated condensed balance sheet as of September 30, 2021:

Maturity of Lease Liabilities	September 30, 2021
2021 (1)	$66.2
2022	240.1
2023	236.1
2024	250.4
2025	228.2
2026	217.9
2027 and thereafter	4,170.5
Total future minimum lease payments	$5,409.4
Less: Imputed interest	(2,974.3)
Present value of future minimum lease payments	$2,435.1

Current operating lease liabilities (2)	$94.0
Long-term operating lease liabilities	2,341.1
Total operating lease liabilities	$2,435.1

(1)	Excludes the nine months ended September 30, 2021.
(2)	Included within “Accrued expenses and other current liabilities” on Consolidated Condensed Balance Sheet as of September 30, 2021.

4. Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2021	2020
Retail automotive dealership new vehicles	$763.6	$1,810.9
Retail automotive dealership used vehicles	1,130.0	1,019.7
Retail automotive parts, accessories, and other	117.5	117.2
Retail commercial truck dealership vehicles and parts	315.2	223.1
Commercial vehicle distribution vehicles, parts, and engines	272.1	254.7
Total inventories	$2,598.4	$3,425.6

We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $14.4 million and $13.6 million during the three months ended September 30, 2021, and 2020, respectively, and $51.5 million and $37.8 million during the nine months ended September 30, 2021, and 2020, respectively.

5. Business Combinations

During the nine months ended September 30, 2021, we acquired one retail automotive franchise in the U.S. We also acquired Kansas City Freightliner (“KCFL”), adding four full-service dealerships, four parts and service centers, and two collision centers to PTG’s existing operations. During the nine months ended September 30, 2020, we made no acquisitions. Our financial statements include the results of operations of the acquired entity from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements and may be subject to adjustment pending completion of final valuation. The following table summarizes the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the nine months ended September 30, 2021:

September 30,
2021
Accounts receivable	$—
Inventories	37.0
Other current assets	0.1
Property and equipment	62.8
Indefinite-lived intangibles	181.3
Other noncurrent assets	—
Current liabilities	(2.8)
Noncurrent liabilities	(0.4)
Total cash used in acquisitions	$278.0

The following unaudited consolidated pro forma results of operations of PAG for the three and nine months ended September 30, 2021, and 2020 give effect to acquisitions consummated during 2021 and 2020 as if they had occurred effective at the beginning of the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$6,497.3	$6,093.4	$19,364.3	$14,903.4
Income from continuing operations	354.9	250.3	879.0	350.3
Net income	355.1	250.4	879.3	350.5
Income from continuing operations per diluted common share	$4.46	$3.11	$10.95	$4.36
Net income per diluted common share	$4.47	$3.11	$10.95	$4.36

6. Intangible Assets

Following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the nine months ended September 30, 2021:

		Other Indefinite-
		Lived Intangible
	Goodwill	Assets
Balance, January 1, 2021	$1,928.4	$563.4
Additions	137.6	43.7
Disposals	(0.6)	—
Foreign currency translation	(14.5)	(6.4)
Balance, September 30, 2021	$2,050.9	$600.7

The additions during the nine months ended September 30, 2021, were within our Retail Automotive and Retail Truck reportable segments. The disposals during the nine months ended September 30, 2021, were within our Retail Automotive reportable segment. We disposed of one retail automotive franchise. As of September 30, 2021, the goodwill balance within our Retail Automotive, Retail Commercial Truck, and Other reportable segments was $1,602.2 million, $369.4 million, and $79.3 million, respectively. There is no goodwill recorded in our Non-Automotive Investments reportable segment.

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

The weighted average interest rate on floor plan borrowings was 1.2% and 1.5% for the nine months ended September 30, 2021, and 2020, respectively. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle and all floor plan notes payable relating to pre-owned vehicles as “Floor plan notes payable — non-trade” on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.

8. Earnings Per Share

Basic earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, including outstanding unvested equity awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed using net income attributable to Penske Automotive Group common stockholders and the number of weighted average shares of voting common stock outstanding, adjusted for any dilutive effects. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2021, and 2020 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Weighted average number of common shares outstanding	79,497,482	80,340,076	80,272,613	80,368,589
Effect of non-participatory equity compensation	25,845	40,000	25,845	40,000
Weighted average number of common shares outstanding, including effect of dilutive securities	79,523,327	80,380,076	80,298,458	80,408,589

9. Long-Term Debt

Long-term debt consisted of the following and includes $500 million in aggregate principal amount of 3.75% senior subordinated notes due 2029 issued in June 2021, the proceeds of which were used to redeem our $500 million in aggregate principal amount of 5.50% senior subordinated notes due 2026 on June 24, 2021:

	September 30,	December 31,
	2021	2020
U.S. credit agreement — revolving credit line	$—	$108.0
U.K. credit agreement — revolving credit line	—	—
U.K. credit agreement — overdraft line of credit	—	—
3.50% senior subordinated notes due 2025	544.3	543.2
5.50% senior subordinated notes due 2026	—	496.4
3.75% senior subordinated notes due 2029	494.1	—
Australia capital loan agreement	27.4	32.1
Australia working capital loan agreement	—	—
Mortgage facilities	319.8	458.1
Other	39.0	51.8
Total long-term debt	1,424.6	1,689.6
Less: current portion	(67.9)	(87.5)
Net long-term debt	$1,356.7	$1,602.1

U.S. Credit Agreement

Our U.S. credit agreement (the “U.S. credit agreement”) with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation provides for up to $800.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments, and other general corporate purposes and up to an additional $50 million of letters of credit. The U.S. credit agreement provides for a maximum of $150.0 million of borrowings for foreign acquisitions and expires on September 30, 2024. The interest rate on revolving loans is LIBOR plus 1.75%, subject to an incremental 1.25% for uncollateralized borrowings in excess of a defined borrowing base.

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

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations, and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of September 30, 2021, we had no outstanding revolver borrowings under the U.S. credit agreement.

U.K. Credit Agreement

Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £150.0 million revolving credit agreement with the National Westminster Bank plc and BMW Financial Services (GB) Limited plus an additional £52.0 million of demand overdraft lines of credit, £40.0 million of which is only available on demand from March 20th to April 30th and September 20th to October 31st each year (relating to the peak sales periods in the U.K.), (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments, and general corporate purposes. The loans mature on the termination date of the facility, which is December 12, 2023. The revolving loans bear interest between defined LIBOR plus 1.10% and defined LIBOR plus 2.10%. The U.K. credit agreement also includes a £100.0 million “accordion” feature which allows the U.K. subsidiaries to request up to an additional £100.0 million of facility capacity. The lenders may agree to provide the additional capacity, and if not, the U.K. subsidiaries may add an additional lender, if available, to the facility to provide such additional capacity. As of September 30, 2021, we had no outstanding revolver borrowings under the U.K. credit agreement.

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

Australia Loan Agreements

Penske Australia is party to two facilities with Volkswagen Financial Services Australia Pty Limited representing a five-year AU $50.0 million capital loan and a one-year AU $50.0 million working capital loan. Both facilities are subject to annual extensions. These agreements each provide the lender with a secured interest in all assets of these businesses. The loans bear interest at the Australian BBSW 30-day Bill Rate plus 3.0%. Irrespective of the term of the agreements, both agreements provide the lender with the ability to call the loans on 90 days’ notice. These facilities are also guaranteed by our U.S. parent company up to $50.0 million. As of September 30, 2021, we had AU $37.9 million ($27.4 million) outstanding under the capital loan agreement and no outstanding borrowings under the working capital loan agreement.

Mortgage Facilities

We are party to several mortgages that bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of September 30, 2021, we owed $319.8 million of principal under our mortgage facilities.

10. Derivatives and Hedging

Penske Australia sells vehicles, engines, parts and other products purchased from manufacturers in the U.S., Germany, and the U.K. In order to protect against exchange rate movements, Penske Australia enters into foreign exchange forward contracts against anticipated cash flows. The contracts are timed to mature when major shipments are scheduled to arrive in Australia and when receipt of payment from customers is expected. We classify our foreign exchange forward contracts as cash flow hedges and record them at fair value. We use Level 2 inputs to estimate the fair value of the foreign exchange forward contracts. The fair value of the contracts designated as hedging instruments was estimated to be an asset of $1.7 million and a liability of $2.5 million as of September 30, 2021, and December 31, 2020, respectively.

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

The interest rate swap is designated as a cash flow hedge, and the related gain or loss is deferred in stockholders’ equity as a component of Accumulated Other Comprehensive Income (Loss). Monthly contractual settlements of the position are recognized as Floorplan interest expense, net, in the Condensed Consolidated Statements of Operations. We had no gain or loss related to ineffectiveness recognized in the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2021. We use Level 2 inputs to estimate the fair value of the interest rate swap agreement. The fair value of the swap designated as a hedging instrument was estimated to be a net asset of $0.8 million as of September 30, 2021, and a net liability of $4.3 million as of December 31, 2020.

11. Commitments and Contingent Liabilities

We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of September 30, 2021, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

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

We have $29.2 million of letters of credit outstanding as of September 30, 2021, and have posted $21.3 million of surety bonds in the ordinary course of business.

12. Equity

During the three months ended September 30, 2021, we repurchased 2,027,531 shares of our common stock for $178.7 million, or an average of $88.15 per share, under our securities repurchase program approved by our Board of Directors. During the nine months ended September 30, 2021, we repurchased 2,375,762 shares of our outstanding common stock for $206.9 million, or an average of $87.07 per share, under this program. In July 2021, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities to $250.0 million, of which $71.3 million remains outstanding as of September 30, 2021. During the three months ended September 30, 2021, we acquired 2,100 shares of our common stock for $0.2 million, or an average of $75.49 per share, from employees in connection with a net share settlement feature of employee equity awards. During the nine months ended September 30, 2021, we acquired 149,176 shares of our common stock for $12.9 million, or an average of $86.78 per share, from employees in connection with a net share settlement feature of employee equity awards.

13. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component and the reclassifications out of accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2021, and 2020, respectively, attributable to Penske Automotive Group common stockholders follows:

Three Months Ended September 30, 2021

	Foreign
	Currency	Interest Rate
	Translation	Swaps	Other	Total
Balance at June 30, 2021	$(133.3)	$0.3	$(14.8)	$(147.8)
Other comprehensive income (loss) before reclassifications	(42.2)	—	(0.5)	(42.7)
Amounts reclassified from accumulated other comprehensive income (loss) — net of tax benefit of $0.1	—	0.3	—	0.3
Net current period other comprehensive income (loss)	(42.2)	0.3	(0.5)	(42.4)
Balance at September 30, 2021	$(175.5)	$0.6	$(15.3)	$(190.2)

Three Months Ended September 30, 2020

	Foreign
	Currency	Interest Rate
	Translation	Swaps	Other	Total
Balance at June 30, 2020	$(251.3)	$(4.1)	$(19.4)	$(274.8)
Other comprehensive income (loss) before reclassifications	49.5	0.3	3.3	53.1
Amounts reclassified from accumulated other comprehensive income (loss) — net of tax provision of $0.1	—	(0.2)	—	(0.2)
Net current period other comprehensive income (loss)	49.5	0.1	3.3	52.9
Balance at September 30, 2020	$(201.8)	$(4.0)	$(16.1)	$(221.9)

Nine Months Ended September 30, 2021

	Foreign
	Currency	Interest Rate
	Translation	Swaps	Other	Total
Balance at December 31, 2020	$(135.5)	$(3.2)	$(21.9)	$(160.6)
Other comprehensive income (loss) before reclassifications	(40.0)	3.0	6.6	(30.4)
Amounts reclassified from accumulated other comprehensive income (loss) — net of tax benefit of $0.3	—	0.8	—	0.8
Net current period other comprehensive income (loss)	(40.0)	3.8	6.6	(29.6)
Balance at September 30, 2021	$(175.5)	$0.6	$(15.3)	$(190.2)

Nine Months Ended September 30, 2020

	Foreign
	Currency	Interest Rate
	Translation	Swaps	Other	Total
Balance at December 31, 2019	$(186.1)	$—	$(16.7)	$(202.8)
Other comprehensive income (loss) before reclassifications	(15.7)	(3.8)	0.6	(18.9)
Amounts reclassified from accumulated other comprehensive income (loss) — net of tax provision of $0.1	—	(0.2)	—	(0.2)
Net current period other comprehensive income (loss)	(15.7)	(4.0)	0.6	(19.1)
Balance at September 30, 2020	$(201.8)	$(4.0)	$(16.1)	$(221.9)

14. Segment Information

Our operations are organized by management into operating segments by line of business and geography. We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations which includes our investment in PTS. The Retail Automotive reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and our retail automotive joint ventures. The individual dealership operations included in the Retail Automotive reportable segment represent six operating segments: Eastern, Central, and Western United States, Used Vehicle Dealerships United States, International, and Used Vehicle Dealerships International. These operating segments have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and/or used vehicles, service, parts, and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals), and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). Revenue and segment income for the three and nine months ended September 30, 2021, and 2020 follows:

Three Months Ended September 30

	Retail	Retail Commercial		Non-Automotive	Intersegment
	Automotive	Truck	Other	Investments	Elimination	Total
Revenues
2021	$5,634.9	$717.3	$145.1	$—	$—	$6,497.3
2020	5,258.0	$590.9	$122.7	$—	$—	$5,971.6
Segment income
2021	$299.6	$48.3	$9.8	$118.4	$—	$476.1
2020	215.4	$23.4	$8.3	$64.5	$—	$311.6

Nine Months Ended September 30

	Retail	Retail Commercial		Non-Automotive	Intersegment
	Automotive	Truck	Other	Investments	Elimination	Total
Revenues
2021	$17,039.4	$1,777.3	$441.9	$—	$—	$19,258.6
2020	12,828.1	$1,481.5	$322.2	$—	$—	$14,631.8
Segment income
2021	$772.9	$115.5	$24.2	$274.8	$—	$1,187.4
2020	268.5	$51.7	$16.1	$108.0	$—	$444.3

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

Overview

We are a diversified international transportation services company and one of the world's premier automotive and commercial truck retailers. We operate dealerships principally in the United States, the United Kingdom, Canada, Germany, Italy, and Japan, and we are one of the largest retailers of commercial trucks in North America for Freightliner. We also distribute and retail commercial vehicles, diesel and gas engines, power systems, and related parts and services principally in Australia and New Zealand. Additionally, we own 28.9% of Penske Transportation Solutions, a business that manages a fleet of over 350,000 vehicles providing innovative transportation, supply chain, and technology solutions to North American fleets. We employ over 24,000 people worldwide.

COVID-19 Disclosure – The outbreak of the COVID-19 pandemic across the globe adversely impacted each of our markets and the global economy, leading to disruptions in our business. While the COVID-19 pandemic continued in all of our markets, we have experienced improved business conditions and improved financial results primarily driven by our cost cutting measures and increased gross profit on vehicles sold due in part to increased demand, coupled with lower inventory due to production shortages experienced by our vehicle manufacturers.

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

The full impact that the COVID-19 pandemic will have on our business cannot be predicted at this time due to numerous uncertainties, including the duration of the outbreak, travel restrictions, business closures, the effectiveness of actions taken to contain the disease, the distribution rate and acceptance rate of a vaccine, the effect of government assistance programs, production levels from our manufacturing partners, and other unintended consequences. This impact could include changes in customer demand, our relationship with, and the financial and operational capacities of, vehicle manufacturers, captive finance companies and other suppliers, workforce availability, risks associated with our indebtedness (including available borrowing capacity, compliance with financial covenants and ability to refinance or repay indebtedness on favorable terms), the adequacy of our cash flow and earnings and other conditions which may affect our liquidity, and disruptions to our technology network and other critical systems, including our dealer management systems and software or other facilities or equipment. We believe that business disruption relating to the COVID-19 pandemic may continue to negatively impact the global economy and may affect our businesses as outlined above, or in other manners including global supply chain disruptions resulting in lower levels of vehicles and parts available for sale, all of which would adversely impact our business and results of operations.

Business Overview

During the nine months ended September 30, 2021, our business generated $19.3 billion in total revenue, which is comprised of approximately $17.0 billion from retail automotive dealerships, $1.8 billion from retail commercial truck dealerships, and $441.9 million from commercial vehicle distribution operations. We generated $3.3 billion in gross profit, which is comprised of $2.9 billion from retail automotive dealerships, $298.0 million from retail commercial truck dealerships, and $112.4 million from commercial vehicle distribution operations.

Retail Automotive. We are one of the largest automotive retailers headquartered in the U.S. as measured by the $17.9 billion in total retail automotive dealership revenue we generated in 2020. As of September 30, 2021, we operated 305 retail automotive franchised dealerships, of which 144 franchised dealerships are located in the U.S. and 161 franchised dealerships are located outside of the U.S. The franchised dealerships outside the U.S. are located primarily in the U.K. In the nine months ended September 30, 2021, we retailed and wholesaled more than 433,000 vehicles. We are diversified geographically, with 58% of our total retail automotive dealership revenues in the nine months ended September 30, 2021, generated in the U.S. and Puerto Rico and 42% generated outside the U.S. We offer over 35 vehicle brands, with 70% of our retail automotive franchised dealership revenue in the nine months ended September 30, 2021, generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz, and Porsche. Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services, the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts, and replacement and aftermarket automotive products. We operate our franchised dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry.

We also operate used vehicle dealerships in the U.S. and the U.K. which retail and wholesale used vehicles under a one price, “no-haggle” methodology under the CarShop brand. Our operations in the U.S. consist of seven retail locations. Our operations in the U.K. consist of thirteen retail locations and a vehicle preparation center. In September 2021, we opened one CarShop location in the U.K., and in October 2021, we opened two additional CarShop locations, one in the U.S. in Scottsdale, Arizona and one in the U.K. We expect to open one additional CarShop location by the end of 2021. For the three and nine months ended September 30, 2021, these used vehicle locations retailed 18,451 and 48,588 units and generated $438.1 million and $1.1 billion in revenue, respectively.

Retail automotive dealerships represented 88.5% of our total revenues and 87.4% of our total gross profit in the nine months ended September 30, 2021.

Retail Commercial Truck Dealership. We operate Premier Truck Group (“PTG”), a heavy- and medium-duty truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands) with locations in Texas, Oklahoma, Tennessee, Georgia, Utah, Idaho, Kansas, Missouri, and Canada. In April 2021, we acquired Kansas City Freightliner (“KCFL”), a retailer of heavy- and medium-duty commercial trucks in Kansas and Missouri. KCFL added four full-service dealerships, four parts and service centers, and two collision centers to PTG’s existing operations. As of September 30, 2021, PTG operated 35 locations which provide services such as new and used truck sales, parts and service, and collision repair. This business represented 9.2% of our total revenues and 9.1% of our total gross profit in the nine months ended September 30, 2021.

Penske Australia. We are the exclusive importer and distributor of Western Star heavy-duty trucks, MAN heavy- and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand, and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU, Detroit Diesel, Allison Transmission, Rolls Royce Power Systems, and Bergen Engines. This business, known as Penske Australia, offers products across the on- and off-highway markets, including in the construction, mining, marine, defense, and power generation sectors and supports full parts and aftersales service through a network of branches, field locations, and dealers across the region. These businesses represented 2.3% of our total revenues and 3.5% of our total gross profit in the nine months ended September 30, 2021.

Penske Transportation Solutions. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P (“PTL”). PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. (“Mitsui”). We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments. Penske Transportation Solutions (“PTS”) is the universal brand name for PTL’s various business lines through which it is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental, and contract maintenance along with logistic services, such as dedicated contract carriage, distribution center management, transportation management, lead logistics provider services, and dry van truckload carrier services. We recorded $274.5 million and $108.0 million in equity earnings from this investment for the nine months ended September 30, 2021, and 2020, respectively.

Outlook

Retail Automotive Dealership. During the nine months ended September 30, 2021, U.S. new light vehicle sales increased 13.3%, as compared to the same period last year, to 11.8 million units. We believe the year over year increase in overall sales in the U.S. is primarily attributable to improved consumer confidence and a stronger economy as compared to the same time last year at the onset of the COVID-19 pandemic when shelter-in-place rules limited operations in many states. Additionally, a lower supply of new vehicles available for sale due to disruptions in the supply chain as discussed below contributed to higher vehicle gross profit on both new and used vehicles sold, which, coupled with cost cutting measures enacted in response to the COVID-19 pandemic, resulted in improved profitability and earnings.

Many of our principal vehicle manufacturers have announced production disruptions caused by a shortage of microchips or other components. The shortage is reported to be due to the overall demand for microchips in the global economy and production disruptions caused by staffing and other COVID-19 related issues. According to IHS Markit, global automotive production was reduced by approximately 7.4 million units during the nine months ended September 30, 2021, due to the shortage. The National Automobile Dealers Association has predicted sales for the U.S. light vehicle market to be approximately 15.2 million units in 2021. Our new vehicle days’ supply is 19 as of September 30, 2021, compared to 50 as of December 31, 2020. While we expect to continue to have normal levels of used vehicles for sale (our used vehicle days’ supply is 40 as of September 30, 2021, compared to 48 as of December 31, 2020), prolonged shortages could result in lower new vehicle sales volumes which could, in turn, impact the availability and affordability of used vehicles and adversely affect us. The lower supply of new vehicles contributed to higher vehicle gross profit on both new and used vehicles sold, which contributed to our higher overall profitability. We expect lower inventories of new vehicles and parts disruptions to continue into 2022 until the supply of certain components used to manufacture vehicles improves. When the supply of vehicles improves, we may experience reduced new and used vehicle gross profit.

During the nine months ended September 30, 2021, U.K. new vehicle registrations increased 5.9%, as compared to the same period last year, to 1,316,614 registrations. Premium/luxury unit sales, which account for over 92% of our U.K. new unit sales, increased 4.4% during the nine months ended September 30, 2021, as compared to a 5.9% increase for the overall market. We believe the year over year increase in overall sales in the U.K. is primarily attributable to improved consumer confidence and a stronger economy as compared to the same time last year at the onset of the COVID-19 pandemic when shelter-in-place rules limited operations. Additionally, we experienced improved profitability and earnings year over year as a lower supply of new vehicles available for sale due to disruptions in the supply chain as discussed above contributed to higher vehicle gross profits on both new and used vehicles sold, cost cutting measures, and our efforts to conduct sales digitally. In response to the COVID-19 pandemic, the U.K. reinstated shelter-in-place orders which required our dealership showrooms to remain closed during the first quarter of 2021. These shelter-in-place orders largely expired on April 12, 2021, and most of the remaining restrictions expired on July 19, 2021.

We believe U.K. sales were also impacted by the uncertainty of residual values, potentially higher taxes on diesel-powered vehicles, and consumer uncertainty about low emission zones as the U.K. and Western European countries consider the ramifications of diesel engines on the environment, while also providing government incentives on certain electric vehicles. Representatives of the U.K. government suggested a ban on the sale of gasoline engines in new cars and new vans as early as 2030 and a ban on the sale of gasoline hybrid engines in new cars and new vans as early as 2035. Sales of diesel-powered vehicles decreased 43.8% and non-diesel vehicles increased 15.9% during the nine months ended September 30, 2021, as compared to the same period last year.

Retail Commercial Truck Dealership. During the nine months ended September 30, 2021, North American sales of Class 6-8 medium- and heavy-duty trucks, the principal vehicles for our PTG business, increased 18.3% from the same period last year to 298,722 units. The Class 6-7 medium-duty truck market increased 8.0% to 97,276 units, and Class 8 heavy-duty trucks, the largest North American market, increased 24.1% to 201,446 units from the same period last year. The Class 8 heavy-duty market in North America is expected to increase from 233,000 units in 2020 to approximately 272,000 units in 2021 representing an increase of 17% driven by strong freight demand, an improving economy, and replacement demand. The lower supply of new commercial trucks contributed to higher truck gross profit on both new and used commercial trucks sold. We expect lower inventories of new commercial trucks and parts disruptions to continue into 2022 until the supply of certain components used to manufacture commercial trucks improves. When the supply of commercial trucks improves, we may experience reduced new and used commercial truck gross profit.

Commercial Vehicle Distribution. During the nine months ended September 30, 2021, the Australian heavy-duty truck market reported sales of 9,104 units, representing an increase of 22.6% from the same period last year, while the New Zealand market reported sales of 2,167 units, representing an increase of 7.1% from the same period last year. We expect the commercial vehicle and power systems markets to remain resilient in for the remainder of 2021 and continuing benefits from sales of replacement or upgraded engines.

Penske Transportation Solutions. A majority of the PTS business is generated by multi-year contracts for full-service leasing, contract maintenance, and logistics services. We expect continued resilient performance for the remainder of 2021 as PTS has experienced increased levels of utilizations and profitability as business conditions improved as compared to the same period last year.

As described in “Forward-Looking Statements,” there are a number of factors that could cause actual results to differ materially from our expectations. See Part II, “Item 1A. Risk Factors.”

Operating Overview

Automotive and commercial truck dealerships together represent over 95% and 70% of our revenue and our earnings before taxes, respectively. Income from our PTS investment represents over 20% of our earnings before taxes. New and used vehicle revenues typically include sales to retail customers, fleet customers, and leasing companies providing consumer leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, sales of third-party insurance policies, commissions relating to the sale of finance and lease contracts to third parties, and the sales of certain other products. Service and parts revenues include fees paid by customers for repair, maintenance and collision services, and the sale of replacement parts and other aftermarket accessories as well as warranty repairs that are reimbursed directly by various vehicle manufacturers.

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

Aggregate revenue and gross profit increased $525.7 million and $209.2 million, or 8.8% and 21.9%, respectively, during the three months ended September 30, 2021, and $4,626.8 million and $975.5 million, or 31.6% and 42.7%, respectively, during the nine months ended September 30, 2021, compared to the same periods in 2020. See “COVID-19 Disclosure” above.

As exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to weaken against the U.S. Dollar, our U.K. results of operations would translate into less U.S. Dollar reported results. Foreign currency average rate fluctuations increased revenue and gross profit by $137.6 million and $21.8 million, respectively, for the three months ended September 30, 2021, and increased revenue and gross profit by $652.5 million and $98.5 million, respectively, for the nine months ended September 30, 2021. Foreign currency average rate fluctuations increased earnings per share from continuing operations by approximately $0.06 per share for the three months ended September 30, 2021, and increased earnings per share from continuing operations by approximately $0.23 per share for the nine months ended September 30, 2021. Excluding the impact of foreign currency average rate fluctuations, revenue and gross profit increased 6.5% and 19.6%, respectively, for the three months ended September 30, 2021, and increased 27.2% and 38.4%, respectively, for the nine months ended September 30, 2021.

Our selling expenses consist of advertising and compensation for sales personnel, including commissions and related bonuses. General and administrative expenses include compensation for administration, finance, legal and general management personnel, rent, insurance, utilities, and other expenses. As the majority of our selling expenses are variable and a significant portion of our general and administrative expenses are subject to our control, we believe our expenses can be adjusted over time to reflect economic trends.

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

Regulatory authorities in both the U.S. and U.K. have announced their intention to stop compelling banks to submit rates for the calculation of LIBOR, ending after June 30, 2023 in the U.S. and U.K. for the LIBOR tenors that are relevant to our business. Our senior secured revolving credit facilities in the U.S. and U.K., and many of our floorplan arrangements, utilize LIBOR as a benchmark for calculating the applicable interest rate. We cannot predict the effect of the potential changes to or elimination of LIBOR or the establishment and use of alternative rates or benchmarks and the corresponding effects on our cost of capital.

The future success of our business is dependent upon, among other things, general economic and industry conditions, including the effect of COVID-19 on the global economy; the distribution rate and acceptance of vaccines for COVID-19; our ability to react effectively to changing business conditions in light of the COVID-19 pandemic; our ability to consummate and integrate acquisitions; the level of vehicle sales in the markets where we operate; our ability to obtain vehicles from our manufacturers, especially in light of the COVID-19 pandemic and global shortages in microchip availability or other vehicle components; our ability to increase sales of higher margin products, especially service and parts sales; our ability to realize returns on our significant capital investment in new and upgraded dealership facilities; our ability to navigate a rapidly changing automotive and truck landscape; the success of our distribution of commercial vehicles, engines, and power systems; and the return realized from our investments in various joint ventures and other non-consolidated investments. See Part II, “Item 1A. Risk Factors” and “Forward-Looking Statements” below.

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

The results for the three and nine months ended September 30, 2021, include a tax expense of $8.8 million, or $0.11 per share, related to revaluation of our U.K. deferred tax assets and liabilities due to an increase in the U.K. corporate tax rate from 19% currently to 25%, effective April 1, 2023. We also incurred a $17.0 million expense in connection with the redemption of our 5.50% senior subordinated notes due 2026 during the second quarter of 2021, consisting of a $13.8 million redemption premium and the write-off of $3.2 million of unamortized debt issuance costs, resulting in an after-tax charge of $12.6 million, or $0.16 per share. The results for the three and nine months ended September 30, 2020, include a net income tax benefit of $15.4 million, or $0.19 per share, from changes related to the CARES Act and various other U.S. and foreign tax legislation changes.

The results for the three and nine months ended September 30, 2021, have been impacted by the COVID-19 pandemic, and each of the items mentioned below should be reviewed in light of our discussion under “COVID-19 Disclosure.”

Three Months Ended September 30, 2021, Compared to Three Months Ended September 30, 2020

Retail Automotive Dealership New Vehicle Data

(In millions, except unit and per unit amounts)

			2021 vs. 2020
New Vehicle Data	2021	2020	Change	% Change
New retail unit sales	44,373	52,522	(8,149)	(15.5)%
Same-store new retail unit sales	44,107	51,736	(7,629)	(14.7)%
New retail sales revenue	$2,275.2	$2,350.6	$(75.4)	(3.2)%
Same-store new retail sales revenue	$2,252.4	$2,323.7	$(71.3)	(3.1)%
New retail sales revenue per unit	$51,273	$44,754	$6,519	14.6%
Same-store new retail sales revenue per unit	$51,066	$44,915	$6,151	13.7%
Gross profit — new	$264.0	$192.8	$71.2	36.9%
Same-store gross profit — new	$260.9	$191.2	$69.7	36.5%
Average gross profit per new vehicle retailed	$5,948	$3,670	$2,278	62.1%
Same-store average gross profit per new vehicle retailed	$5,914	$3,695	$2,219	60.1%
Gross margin % — new	11.6%	8.2%	3.4%	41.5%
Same-store gross margin % — new	11.6%	8.2%	3.4%	41.5%

Units

Retail unit sales of new vehicles decreased from 2020 to 2021 primarily due to a 7,629 unit, or 14.7%, decrease in same-store new retail unit sales. Same-store units decreased 3.1% in the U.S. and 32.9% internationally. Overall, new units decreased 4.0% in the U.S. and 33.7% internationally. We believe the decrease in unit sales is due to a lower supply of new vehicles available for sale caused by production disruptions resulting from a shortage of microchips or other components. The decrease in units in the U.K. is primarily due to higher sales from pent-up demand during the third quarter of 2020 following the lifting of shelter-in-place orders and the production disruptions described above.

Revenues

New vehicle retail sales revenue decreased from 2020 to 2021 primarily due to a $71.3 million, or 3.1%, decrease in same-store revenues. Excluding $40.9 million of favorable foreign currency fluctuations, same-store new retail revenue decreased 4.8%. The same-store revenue decrease is due to the decrease in same-store unit sales, which decreased revenue by $342.6 million, partially offset by a $6,151 increase in per unit comparative average selling price (including a $928 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $271.3 million. We believe the increase in comparative average selling price is due to increased customer demand and a lower supply of new vehicles available for sale caused by production disruptions resulting from a shortage of microchips or other components.

Gross Profit

Retail gross profit from new vehicle sales increased from 2020 to 2021 primarily due to a $69.7 million, or 36.5%, increase in same-store gross profit. Excluding $4.0 million of favorable foreign currency fluctuations, same-store gross profit increased 34.4%. The same-store gross profit increase is due to a $2,219 per unit increase in comparative average gross profit (including an $88 per unit increase attributable to favorable foreign currency fluctuations), which increased gross profit by $97.9 million, partially offset by the decrease in same-store new retail unit sales, which decreased gross profit by $28.2 million. We believe the increase in comparative average gross profit per unit is attributed to increased customer demand and a lower supply of new vehicles available for sale caused by production disruptions resulting from a shortage of microchips or other components.

Retail Automotive Dealership Used Vehicle Data

(In millions, except unit and per unit amounts)

			2021 vs. 2020
Used Vehicle Data	2021	2020	Change	% Change
Used retail unit sales	70,450	70,800	(350)	(0.5)%
Same-store used retail unit sales	68,380	70,069	(1,689)	(2.4)%
Used retail sales revenue	$2,302.3	$1,954.1	$348.2	17.8%
Same-store used retail sales revenue	$2,249.3	$1,934.1	$315.2	16.3%
Used retail sales revenue per unit	$32,680	$27,601	$5,079	18.4%
Same-store used retail sales revenue per unit	$32,894	$27,604	$5,290	19.2%
Gross profit — used	$193.2	$143.3	$49.9	34.8%
Same-store gross profit — used	$188.8	$141.8	$47.0	33.1%
Average gross profit per used vehicle retailed	$2,743	$2,024	$719	35.5%
Same-store average gross profit per used vehicle retailed	$2,762	$2,024	$738	36.5%
Gross margin % — used	8.4%	7.3%	1.1%	15.1%
Same-store gross margin % — used	8.4%	7.3%	1.1%	15.1%

Units

Retail unit sales of used vehicles decreased from 2020 to 2021 due to a 1,689 unit, or 2.4%, decrease in same-store used retail unit sales, partially offset by a 1,339 unit increase from net dealership acquisitions and store openings. Same-store units increased 12.2% in the U.S. and decreased 13.0% internationally. Same-store retail units for our U.S. and U.K. CarShop Used Vehicle locations increased 10.1% and decreased 13.1%, respectively. Overall, used units increased 13.5% in the U.S. and decreased 10.6% internationally. We believe the decrease in unit sales is due to a lower supply of used vehicles available for sale caused by limited vehicle availability resulting from production disruptions from a shortage of microchips or other components. The decrease in units in the U.K. is primarily due to higher sales from pent-

up demand during the third quarter of 2020 following the lifting of shelter-in-place orders and the production disruptions described above.

Revenues

Used vehicle retail sales revenue increased from 2020 to 2021 due to a $315.2 million, or 16.3%, increase in same-store revenues, coupled with a $33.0 million increase from net dealership acquisitions and store openings. Excluding $69.3 million of favorable foreign currency fluctuations, same-store used retail revenue increased 12.7%. The same-store revenue increase is primarily due to a $5,290 increase in per unit comparative average selling price (including a $1,013 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $361.8 million, partially offset by the decrease in same-store used retail unit sales, which decreased revenue by $46.6 million. The average sales price per unit for our CarShop Used Vehicle locations increased 25.6% to $19,820. We believe the increase in comparative average selling price is primarily due to consumers looking to acquire used vehicles to compensate for the lower supply of new vehicles available for sale caused by production disruptions resulting from a shortage of microchips or other components.

Gross Profit

Retail gross profit from used vehicle sales increased from 2020 to 2021 due to a $47.0 million, or 33.1%, increase in same-store gross profit, coupled with a $2.9 million increase from net dealership acquisitions and store openings. Excluding $5.5 million of favorable foreign currency fluctuations, same-store gross profit increased 29.3%. The same-store gross profit increase is due to a $738 per unit increase in comparative average gross profit (including an $82 per unit increase attributable to favorable foreign currency fluctuations), which increased gross profit by $50.4 million, partially offset by the decrease in same-store used retail unit sales, which decreased gross profit by $3.4 million. The average gross profit per unit for our CarShop Used Vehicle locations increased 25.3% to $1,319. We believe the increase in comparative average gross profit per unit is primarily due to consumers looking to acquire used vehicles to compensate for the lower supply of new vehicles available for sale caused by production disruptions resulting from a shortage of microchips or other components.

Retail Automotive Dealership Finance and Insurance Data

(In millions, except unit and per unit amounts)

			2021 vs. 2020
Finance and Insurance Data	2021	2020	Change	% Change
Total retail unit sales	114,823	123,322	(8,499)	(6.9)%
Total same-store retail unit sales	112,487	121,805	(9,318)	(7.6)%
Finance and insurance revenue	$202.7	$174.4	$28.3	16.2%
Same-store finance and insurance revenue	$199.2	$172.7	$26.5	15.3%
Finance and insurance revenue per unit	$1,765	$1,414	$351	24.8%
Same-store finance and insurance revenue per unit	$1,771	$1,418	$353	24.9%

Finance and insurance revenue increased from 2020 to 2021 primarily due to a $26.5 million, or 15.3%, increase in same-store revenues. Excluding $4.4 million of favorable foreign currency fluctuations, same-store finance and insurance revenue increased 12.8%. The same-store revenue increase is due to a $353 per unit increase in comparative average finance and insurance revenue (including a $39 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $43.0 million, partially offset by the decrease in same-store retail unit sales, which decreased revenue by $16.5 million. Finance and insurance revenue per unit increased 25.5% in the U.S. and 17.7% in the U.K. We believe the increase in comparative average finance and insurance revenue per unit is primarily due to our efforts to increase finance and insurance penetration, which include implementing interactive digital customer sales platforms, additional training, and targeting underperforming locations, coupled with the 13.7% increase in same-store comparative average selling price for new vehicles.

Retail Automotive Dealership Service and Parts Data

(In millions)

			2021 vs. 2020
Service and Parts Data	2021	2020	Change	% Change
Service and parts revenue	$555.3	$521.8	$33.5	6.4%
Same-store service and parts revenue	$548.7	$514.4	$34.3	6.7%
Gross profit — service and parts	$333.7	$322.0	$11.7	3.6%
Same-store service and parts gross profit	$329.1	$317.8	$11.3	3.6%
Gross margin % — service and parts	60.1%	61.7%	(1.6)%	(2.6)%
Same-store service and parts gross margin %	60.0%	61.8%	(1.8)%	(2.9)%

Revenues

Service and parts revenue increased from 2020 to 2021, with an increase of 9.0% in the U.S. and 1.6% internationally. The increase in service and parts revenue is primarily due to a $34.3 million, or 6.7%, increase in same-store revenues. Excluding $9.4 million of favorable foreign currency fluctuations, same-store revenue increased 4.8%. The same-store revenue increase is due to a $50.4 million, or 14.3%, increase in customer pay revenue and a $3.3 million, or 10.9%, increase in vehicle preparation and body shop revenue, partially offset by a $19.4 million, or 14.6%, decrease in warranty revenue. We believe the same-store increase in service and parts revenue is related to the lifting of many COVID-19 restrictions resulting in increases in vehicle miles traveled when compared to the third quarter of 2020.

Gross Profit

Service and parts gross profit increased from 2020 to 2021 primarily due to an $11.3 million, or 3.6%, increase in same-store gross profit. Excluding $5.9 million of favorable foreign currency fluctuations, same-store gross profit increased 1.7%. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $20.6 million, partially offset by a 1.8% decrease in same-store gross margin, which decreased gross profit by $9.3 million. The same-store gross profit increase is due to an $18.5 million, or 10.5%, increase in customer pay gross profit and a $3.6 million, or 5.4%, increase in vehicle preparation and body shop gross profit, partially offset by a $10.8 million, or 14.8%, decrease in warranty gross profit.

Retail Commercial Truck Dealership Data

(In millions, except unit and per unit amounts)

			2021 vs. 2020
New Commercial Truck Data	2021	2020	Change	% Change
New retail unit sales	3,892	3,196	696	21.8%
Same-store new retail unit sales	3,078	3,196	(118)	(3.7)%
New retail sales revenue	$464.1	$376.6	$87.5	23.2%
Same-store new retail sales revenue	$382.3	$376.6	$5.7	1.5%
New retail sales revenue per unit	$119,243	$117,825	$1,418	1.2%
Same-store new retail sales revenue per unit	$124,193	$117,825	$6,368	5.4%
Gross profit — new	$22.2	$12.3	$9.9	80.5%
Same-store gross profit — new	$19.9	$12.3	$7.6	61.8%
Average gross profit per new truck retailed	$5,700	$3,856	$1,844	47.8%
Same-store average gross profit per new truck retailed	$6,456	$3,856	$2,600	67.4%
Gross margin % — new	4.8%	3.3%	1.5%	45.5%
Same-store gross margin % — new	5.2%	3.3%	1.9%	57.6%

Units

Retail unit sales of new trucks increased from 2020 to 2021 due to an 814 unit increase from net dealership acquisitions, partially offset by a 118 unit, or 3.7%, decrease in same-store new retail unit sales. We believe the decrease in same-store unit sales is due to a lower supply of new trucks available for sale caused by production disruptions resulting from a shortage of microchips or other components.

Revenues

New commercial truck retail sales revenue increased from 2020 to 2021 due to an $81.8 million increase from net dealership acquisitions, coupled with a $5.7 million, or 1.5%, increase in same-store revenues. The same-store revenue increase is due to a $6,368 increase in per unit comparative average selling price, which increased revenue by $19.6 million, partially offset by the decrease in same-store new retail unit sales, which decreased revenue by $13.9 million. We believe the increase in comparative average selling price is due to increased customer demand and a lower supply of new trucks available for sale caused by production disruptions resulting from a shortage of microchips or other components.

Gross Profit

New commercial truck retail gross profit increased from 2020 to 2021 due to a $7.6 million, or 61.8%, increase in same-store gross profit, coupled with a $2.3 million increase from net dealership acquisitions. The same-store gross profit increase is due to a $2,600 per unit increase in comparative average gross profit, which increased gross profit by $8.1 million, partially offset by the decrease in same-store new retail unit sales, which decreased gross profit by $0.5 million. We believe the increase in comparative average gross profit per unit is attributed to increased customer demand and a lower supply of new trucks available for sale caused by production disruptions resulting from a shortage of microchips or other components.

			2021 vs. 2020
Used Commercial Truck Data	2021	2020	Change	% Change
Used retail unit sales	928	1,284	(356)	(27.7)%
Same-store used retail unit sales	843	1,284	(441)	(34.3)%
Used retail sales revenue	$81.2	$63.9	$17.3	27.1%
Same-store used retail sales revenue	$74.9	$63.9	$11.0	17.2%
Used retail sales revenue per unit	$87,552	$49,735	$37,817	76.0%
Same-store used retail sales revenue per unit	$88,866	$49,735	$39,131	78.7%
Gross profit — used	$16.5	$0.8	$15.7	1,962.5%
Same-store gross profit — used	$15.3	$0.8	$14.5	1,812.5%
Average gross profit per used truck retailed	$17,762	$626	$17,136	2,737.4%
Same-store average gross profit per used truck retailed	$18,161	$626	$17,535	2,801.1%
Gross margin % — used	20.3%	1.3%	19.0%	1,461.5%
Same-store gross margin % — used	20.4%	1.3%	19.1%	1,469.2%

Units

Retail unit sales of used trucks decreased from 2020 to 2021 due to a 441 unit, or 34.3%, decrease in same-store retail unit sales, partially offset by an 85 unit increase from net dealership acquisitions. We believe the decrease in unit sales is due to a lower supply of used trucks available for sale caused by limited vehicle availability resulting from production disruptions from a shortage of microchips or other components.

Revenues

Used commercial truck retail sales revenue increased from 2020 to 2021 due to an $11.0 million, or 17.2%, increase in same-store revenues, coupled with a $6.3 million increase from net dealership acquisitions. The same-store revenue increase is due to a $39,131 increase in per unit comparative average selling price, which increased revenue by $32.9 million, partially offset by the decrease in same-store used retail unit sales, which decreased revenue by $21.9 million. We believe the increase in comparative average selling price is primarily due to consumers looking to acquire used trucks to compensate for the lower supply of new trucks available for sale caused by production disruptions resulting from a shortage of microchips or other components.

Gross Profit

Used commercial truck retail gross profit increased from 2020 to 2021 due to a $14.5 million, or 1,812.5%, increase in same-store gross profit, coupled with a $1.2 million increase from net dealership acquisitions. The same-store gross profit increase is due to a $17,535 per unit increase in comparative average gross profit, which increased gross profit by $14.8 million, partially offset by the decrease in same-store used retail unit sales, which decreased gross profit by $0.3 million. We believe the increase in comparative average gross profit per unit is primarily due to consumers looking to acquire used trucks to compensate for the lower supply of new trucks available for sale caused by production disruptions resulting from a shortage of microchips or other components.

			2021 vs. 2020
Service and Parts Data	2021	2020	Change	% Change
Service and parts revenue	$160.9	$122.1	$38.8	31.8%
Same-store service and parts revenue	$137.4	$122.1	$15.3	12.5%
Gross profit — service and parts	$67.8	$52.9	$14.9	28.2%
Same-store service and parts gross profit	$58.4	$52.9	$5.5	10.4%
Gross margin % — service and parts	42.1%	43.3%	(1.2)%	(2.8)%
Same-store service and parts gross margin %	42.5%	43.3%	(0.8)%	(1.8)%

Revenues

Service and parts revenue increased from 2020 to 2021 due to a $23.5 million increase from net dealership acquisitions, coupled with a $15.3 million, or 12.5%, increase in same-store revenues. Customer pay work represents approximately 79.7% of PTG’s service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The same-store revenue increase is due to a $13.7 million, or 14.4%, increase in customer pay revenue, a $0.9 million, or 18.0%, increase in body shop revenue, and a $0.7 million, or 3.2%, increase in warranty revenue. We believe the increase in service and parts revenue is primarily due to higher freight rates and the increased reliance on used trucks, which generates additional service and parts revenues.

Gross Profit

Service and parts gross profit increased from 2020 to 2021 due to a $9.4 million increase from net dealership acquisitions, coupled with a $5.5 million, or 10.4%, increase in same-store gross profit. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $6.5 million, partially offset by a 0.8% decrease in gross margin, which decreased gross profit by $1.0 million. The same-store gross profit increase is due to a $5.2 million, or 15.0%, increase in customer pay gross profit and a $0.5 million, or 4.0%, increase in warranty gross profit, partially offset by a $0.2 million, or 3.5%, decrease in body shop gross profit.

Commercial Vehicle Distribution Data

(In millions, except unit amounts)

			2021 vs. 2020
Penske Australia Data	2021	2020	Change	% Change
Vehicle unit sales	444	221	223	100.9%
Sales revenue	$145.1	$122.7	$22.4	18.3%
Gross profit	$39.5	$33.7	$5.8	17.2%

Penske Australia primarily distributes and services commercial vehicles, engines, and power systems. Penske Australia generated $145.1 million of revenue during the three months ended September 30, 2021, compared to $122.7 million of revenue in the prior year, an increase of 18.3%. It also generated $39.5 million of gross profit during the three months ended September 30, 2021, compared to $33.7 million of gross profit in the prior year, an increase of 17.2%.

These improved results from 2020 to 2021 are primarily due to an increase in commercial demand for trucks in Australia and an increase in service and parts. Excluding $3.6 million of favorable foreign currency fluctuations, revenues increased 15.3%. Excluding $1.1 million of favorable foreign currency fluctuations, gross profit increased 13.9%.

Selling, General, and Administrative Data

(In millions)

			2021 vs. 2020
Selling, General, and Administrative Data	2021	2020	Change	% Change
Personnel expense	$472.5	$380.8	$91.7	24.1%
Advertising expense	$31.7	$19.7	$12.0	60.9%
Rent & related expense	$88.3	$78.9	$9.4	11.9%
Other expense	$165.2	$163.9	$1.3	0.8%
Total SG&A expenses	$757.7	$643.3	$114.4	17.8%
Same-store SG&A expenses	$740.0	$635.7	$104.3	16.4%

Personnel expense as % of gross profit	40.5%	39.8%	0.7%	1.8%
Advertising expense as % of gross profit	2.7%	2.1%	0.6%	28.6%
Rent & related expense as % of gross profit	7.6%	8.2%	(0.6)%	(7.3)%
Other expense as % of gross profit	14.2%	17.2%	(3.0)%	(17.4)%
Total SG&A expenses as % of gross profit	65.0%	67.3%	(2.3)%	(3.4)%
Same-store SG&A expenses as % of same-store gross profit	65.1%	67.1%	(2.0)%	(3.0)%

Selling, general, and administrative expenses (“SG&A”) increased from 2020 to 2021 due to a $104.3 million, or 16.4%, increase in same-store SG&A, coupled with a $10.1 million increase from net dealership acquisitions. Excluding $14.8 million of favorable foreign currency fluctuations, same-store SG&A increased 14.1%. SG&A as a percentage of gross profit was 65.0%, a decrease of 230 basis points compared to 67.3% in the prior year. SG&A expenses as a percentage of total revenue was 11.7% and 10.8% in the three months ended September 30, 2021, and 2020, respectively. The decrease in SG&A as a percentage of gross profit is primarily due to increased gross profit across our various business lines.

Depreciation

(In millions)

			2021 vs. 2020
	2021	2020	Change	% Change
Depreciation	$30.2	$29.0	$1.2	4.1%

Depreciation increased from 2020 to 2021 due to a $0.7 million, or 2.6% increase in same-store depreciation, coupled with a $0.5 million increase from net dealership acquisitions. We believe the overall increase is primarily related to our ongoing facility improvements and expansion programs.

Floor Plan Interest Expense

(In millions)

			2021 vs. 2020
	2021	2020	Change	% Change
Floor plan interest expense	$6.0	$8.0	$(2.0)	(25.0)%

Floor plan interest expense, including the impact of swap transactions, decreased from 2020 to 2021 primarily due to a $2.0 million, or 25.0%, decrease in same-store floor plan interest expense. We believe the overall decrease is primarily due to decreases in amounts outstanding under floor plan arrangements as new vehicle inventory declined due to lower supply of new vehicles available for sale caused by production disruptions resulting from a shortage of microchips or other components.

Other Interest Expense

(In millions)

			2021 vs. 2020
	2021	2020	Change	% Change
Other interest expense	$16.2	$29.1	$(12.9)	(44.3)%

Other interest expense decreased from 2020 to 2021 primarily due to the decrease in outstanding revolver borrowings under the U.S. and U.K. credit agreements and redemption and refinancing of certain senior subordinated notes.

Equity in Earnings of Affiliates

(In millions)

			2021 vs. 2020
	2021	2020	Change	% Change
Equity in earnings of affiliates	$120.5	$66.2	$54.3	82.0%

Equity in earnings of affiliates increased from 2020 to 2021 primarily due to a $53.8 million, or 83.4%, increase in earnings from our investment in PTS, coupled with the increase in earnings from our retail automotive joint ventures. We believe the increase in our PTS equity earnings is attributed to strong economic conditions in North America which is driving higher demand for PTS full-service leasing, rental demand and utilization of the rental fleet, and logistics services, coupled with higher gains on sale from remarketing activities on used trucks.

Income Taxes

(In millions)

			2021 vs. 2020
	2021	2020	Change	% Change
Income taxes	$120.1	$64.1	$56.0	87.4%

Income taxes increased from 2020 to 2021 primarily due to a $164.5 million increase in our pre-tax income compared to the prior year. Our effective tax rate was 25.2% during the three months ended September 30, 2021, compared to 20.6% during the three months ended September 30, 2020, primarily due to fluctuations in our geographic pre-tax income mix and a net income tax benefit of $15.4 million from various U.S. and foreign tax legislation changes during the three months ended September 30, 2020.

Nine Months Ended September 30, 2021, Compared to Nine Months Ended September 30, 2020

Retail Automotive Dealership New Vehicle Data

(In millions, except unit and per unit amounts)

			2021 vs. 2020
New Vehicle Data	2021	2020	Change	% Change
New retail unit sales	152,571	126,396	26,175	20.7%
Same-store new retail unit sales	152,051	124,199	27,852	22.4%
New retail sales revenue	$7,507.9	$5,599.8	$1,908.1	34.1%
Same-store new retail sales revenue	$7,464.4	$5,526.7	$1,937.7	35.1%
New retail sales revenue per unit	$49,209	$44,303	$4,906	11.1%
Same-store new retail sales revenue per unit	$49,091	$44,499	$4,592	10.3%
Gross profit — new	$745.6	$437.6	$308.0	70.4%
Same-store gross profit — new	$740.2	$433.5	$306.7	70.7%
Average gross profit per new vehicle retailed	$4,887	$3,462	$1,425	41.2%
Same-store average gross profit per new vehicle retailed	$4,868	$3,491	$1,377	39.4%
Gross margin % — new	9.9%	7.8%	2.1%	26.9%
Same-store gross margin % — new	9.9%	7.8%	2.1%	26.9%

Units

Retail unit sales of new vehicles increased from 2020 to 2021 primarily due to a 27,852 unit, or 22.4%, increase in same-store new retail unit sales. Same-store units increased 29.1% in the U.S. and 10.5% internationally. Overall, new units increased 27.0% in the U.S. and 9.2% internationally. We believe the increase in unit sales is due to a stronger economic outlook, lifting of lockdown restrictions due to COVID-19, favorable interest rates, and improved levels of consumer confidence when compared to the same period last year at the onset of the COVID-19 pandemic.

Revenues

New vehicle retail sales revenue increased from 2020 to 2021 primarily due to a $1,937.7 million, or 35.1%, increase in same-store revenues. Excluding $214.8 million of favorable foreign currency fluctuations, same-store new retail revenue increased 31.2%. The same-store revenue increase is due to the increase in same-store new retail unit sales, which increased revenue by $1,367.4 million, coupled with a $4,592 increase in per unit comparative average selling price (including a $1,413 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $570.3 million. We believe the increase in comparative average selling price is due to increased customer demand and a lower supply of new vehicles available for sale caused by production disruptions resulting from a shortage of microchips or other components.

Gross Profit

Retail gross profit from new vehicle sales increased from 2020 to 2021 primarily due to a $306.7 million, or 70.7%, increase in same-store gross profit. Excluding $19.1 million of favorable foreign currency fluctuations, same-store gross profit increased 66.3%. The same-store gross profit increase is due to a $1,377 per unit increase in comparative average gross profit (including a $126 per unit increase attributable to favorable foreign currency fluctuations), which increased gross profit by $171.1 million, coupled with the increase in same-store new retail unit sales, which increased gross profit by $135.6 million. We believe the increase in comparative average gross profit per unit is attributed to increased customer demand and a lower supply of new vehicles available for sale caused by production disruptions resulting from a shortage of microchips or other components.

Retail Automotive Dealership Used Vehicle Data

(In millions, except unit and per unit amounts)

			2021 vs. 2020
Used Vehicle Data	2021	2020	Change	% Change
Used retail unit sales	205,601	176,456	29,145	16.5%
Same-store used retail unit sales	201,465	174,073	27,392	15.7%
Used retail sales revenue	$6,437.9	$4,739.8	$1,698.1	35.8%
Same-store used retail sales revenue	$6,339.9	$4,682.4	$1,657.5	35.4%
Used retail sales revenue per unit	$31,312	$26,861	$4,451	16.6%
Same-store used retail sales revenue per unit	$31,469	$26,899	$4,570	17.0%
Gross profit — used	$496.7	$284.9	$211.8	74.3%
Same-store gross profit — used	$489.6	$282.0	$207.6	73.6%
Average gross profit per used vehicle retailed	$2,416	$1,615	$801	49.6%
Same-store average gross profit per used vehicle retailed	$2,430	$1,620	$810	50.0%
Gross margin % — used	7.7%	6.0%	1.7%	28.3%
Same-store gross margin % — used	7.7%	6.0%	1.7%	28.3%

Units

Retail unit sales of used vehicles increased from 2020 to 2021 due to a 27,392 unit, or 15.7%, increase in same-store used retail unit sales, coupled with a 1,753 unit increase from net dealership acquisitions and store openings. Same-store units increased 21.9% in the U.S. and 10.2% internationally. Same-store retail units for our U.S. and U.K. CarShop Used Vehicle locations increased 38.7% and 1.4%, respectively. Overall, used units increased 21.5% in the U.S. and 12.1% internationally. We believe the increase in unit sales is due to a stronger economic outlook, lifting of lockdown restrictions due to COVID-19, favorable interest rates, and improved levels of consumer confidence when compared to the same period last year at the onset of the COVID-19 pandemic, coupled with consumers looking to acquire used vehicles to compensate for the lower supply of new vehicles available for sale caused by production disruptions resulting from a shortage of microchips or other components.

Revenues

Used vehicle retail sales revenue increased from 2020 to 2021 due to a $1,657.5 million, or 35.4%, increase in same-store revenues, coupled with a $40.6 million increase from net dealership acquisitions and store openings. Excluding $279.6 million of favorable foreign currency fluctuations, same-store used retail revenue increased 29.4%. The same-store revenue increase is primarily due to the increase in same-store used retail unit sales, which increased revenue by $862.0 million, coupled with a $4,570 increase in per unit comparative average selling price (including a $1,388 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $795.5 million. The average sales price per unit for our CarShop Used Vehicle locations increased 20.2% to $18,816. We believe the increase in comparative average selling price is primarily due to consumers looking to acquire used vehicles to compensate for the lower supply of new vehicles available for sale caused by production disruptions resulting from a shortage of microchips or other components.

Gross Profit

Retail gross profit from used vehicle sales increased from 2020 to 2021 due to a $207.6 million, or 73.6%, increase in same-store gross profit, coupled with a $4.2 million increase from net dealership acquisitions and store openings. Excluding $20.2 million of favorable foreign currency fluctuations, same-store gross profit increased 66.5%. The same-store gross profit increase is due to an $810 per unit increase in comparative average gross profit (including a $100 per unit increase attributable to favorable foreign currency fluctuations), which increased gross profit by $141.0 million, coupled with the increase in same-store used retail unit sales, which increased gross profit by $66.6 million. The average gross profit per unit for our CarShop Used Vehicle locations increased 34.7% to $1,229. We believe the increase in comparative average gross profit per unit is primarily due to consumers looking to acquire used vehicles to compensate for the lower supply of new vehicles available for sale caused by production disruptions resulting from a shortage of microchips or other components.

Retail Automotive Dealership Finance and Insurance Data

(In millions, except unit and per unit amounts)

			2021 vs. 2020
Finance and Insurance Data	2021	2020	Change	% Change
Total retail unit sales	358,172	302,852	55,320	18.3%
Total same-store retail unit sales	353,516	298,272	55,244	18.5%
Finance and insurance revenue	$583.8	$415.8	$168.0	40.4%
Same-store finance and insurance revenue	$576.9	$410.8	$166.1	40.4%
Finance and insurance revenue per unit	$1,630	$1,373	$257	18.7%
Same-store finance and insurance revenue per unit	$1,632	$1,377	$255	18.5%

Finance and insurance revenue increased from 2020 to 2021 primarily due to a $166.1 million, or 40.4%, increase in same-store revenues. Excluding $18.3 million of favorable foreign currency fluctuations, same-store finance and insurance revenue increased 36.0%. The same-store revenue increase is due to the increase in same-store retail unit sales, which increased revenue by $90.1 million, coupled with a $255 per unit increase in comparative average finance and insurance revenue per unit (including a $52 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $76.0 million. Finance and insurance revenue per unit increased 19.9% in the U.S. and 13.0% in the U.K. We believe the increase in finance and insurance revenue per unit is primarily due to our efforts to increase finance and insurance penetration, which include implementing interactive digital customer sales platforms, additional training, and targeting underperforming locations, coupled with the 10.3% increase in same-store comparative average selling price for new vehicles.

Retail Automotive Dealership Service and Parts Data

(In millions)

			2021 vs. 2020
Service and Parts Data	2021	2020	Change	% Change
Service and parts revenue	$1,604.7	$1,380.3	$224.4	16.3%
Same-store service and parts revenue	$1,594.3	$1,358.7	$235.6	17.3%
Gross profit — service and parts	$976.1	$827.0	$149.1	18.0%
Same-store service and parts gross profit	$968.5	$815.0	$153.5	18.8%
Gross margin % — service and parts	60.8%	59.9%	0.9%	1.5%
Same-store service and parts gross margin %	60.7%	60.0%	0.7%	1.2%

Revenues

Service and parts revenue increased from 2020 to 2021, with an increase of 13.8% in the U.S. and 21.4% internationally. The increase in service and parts revenue is primarily due to a $235.6 million, or 17.3%, increase in same-store revenues. Excluding $42.4 million of favorable foreign currency fluctuations, same-store revenue increased 14.2%. The same-store revenue increase is due to a $216.0 million, or 23.3%, increase in customer pay revenue, an $11.6 million, or 3.4%, increase in warranty revenue, and an $8.0 million, or 9.1%, increase in vehicle preparation and body shop revenue. We believe the increase in service and parts revenue is related to a stronger economic outlook, improved levels of consumer confidence, and the lifting of many COVID-19 restrictions resulting in increases in vehicle miles traveled when compared to the same period last year at the onset of the COVID-19 pandemic.

Gross Profit

Service and parts gross profit increased from 2020 to 2021 primarily due to a $153.5 million, or 18.8%, increase in same-store gross profit. Excluding $25.7 million of favorable foreign currency fluctuations, same-store gross profit increased 15.7%. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $143.2 million, coupled with a 0.7% increase in same-store gross margin, which increased gross profit by $10.3 million. The same-store gross profit increase is due to a $110.4 million, or 24.6%, increase in customer pay gross profit, a $35.7 million, or 20.0%, increase in vehicle preparation and body shop gross profit, and a $7.4 million, or 4.0%, increase in warranty gross profit.

Retail Commercial Truck Dealership Data

(In millions, except unit and per unit amounts)

			2021 vs. 2020
New Commercial Truck Data	2021	2020	Change	% Change
New retail unit sales	9,371	8,070	1,301	16.1%
Same-store new retail unit sales	8,013	8,070	(57)	(0.7)%
New retail sales revenue	$1,110.8	$930.4	$180.4	19.4%
Same-store new retail sales revenue	$969.7	$930.4	$39.3	4.2%
New retail sales revenue per unit	$118,532	$115,286	$3,246	2.8%
Same-store new retail sales revenue per unit	$121,018	$115,286	$5,732	5.0%
Gross profit — new	$56.0	$34.4	$21.6	62.8%
Same-store gross profit — new	$52.0	$34.4	$17.6	51.2%
Average gross profit per new truck retailed	$5,978	$4,265	$1,713	40.2%
Same-store average gross profit per new truck retailed	$6,493	$4,265	$2,228	52.2%
Gross margin % — new	5.0%	3.7%	1.3%	35.1%
Same-store gross margin % — new	5.4%	3.7%	1.7%	45.9%

Units

Retail unit sales of new trucks increased from 2020 to 2021 due to a 1,358 unit increase from net dealership acquisitions, partially offset by a 57 unit, or 0.7%, decrease in same-store new retail unit sales. We believe the decrease in same-store unit sales is due to a lower supply of new trucks available for sale caused by production disruptions resulting from a shortage of microchips or other components.

Revenues

New commercial truck retail sales revenue increased from 2020 to 2021 due to a $141.1 million increase from net dealership acquisitions, coupled with a $39.3 million, or 4.2%, increase in same-store revenues. The same-store revenue increase is due to a $5,732 increase in per unit comparative average selling price, which increased revenue by $45.9 million, partially offset by the decrease in same-store new retail unit sales, which decreased revenue by $6.6 million. We believe the increase in comparative average selling price is due to increased customer demand and a lower supply of new trucks available for sale caused by production disruptions resulting from a shortage of microchips or other components.

Gross Profit

New commercial truck retail gross profit increased from 2020 to 2021 due to a $17.6 million, or 51.2%, increase in same-store gross profit, coupled with a $4.0 million increase from net dealership acquisitions. The same-store gross profit increase is due to a $2,228 per unit increase in comparative average gross profit, which increased gross profit by $17.8 million, partially offset by the decrease in same-store new retail unit sales, which decreased gross profit by $0.2 million. We believe the increase in comparative average gross profit per unit is attributed to increased customer demand and a lower supply of new trucks available for sale caused by production disruptions resulting from a shortage of microchips or other components.

			2021 vs. 2020
Used Commercial Truck Data	2021	2020	Change	% Change
Used retail unit sales	2,601	2,755	(154)	(5.6)%
Same-store used retail unit sales	2,487	2,755	(268)	(9.7)%
Used retail sales revenue	$191.2	$135.4	$55.8	41.2%
Same-store used retail sales revenue	$182.7	$135.4	$47.3	34.9%
Used retail sales revenue per unit	$73,515	$49,141	$24,374	49.6%
Same-store used retail sales revenue per unit	$73,444	$49,141	$24,303	49.5%
Gross profit — used	$32.4	$(4.5)	$36.9	820.0%
Same-store gross profit — used	$30.8	$(4.5)	$35.3	784.4%
Average gross profit per used truck retailed	$12,459	$(1,645)	$14,104	857.4%
Same-store average gross profit per used truck retailed	$12,392	(1,645)	$14,037	853.3%
Gross margin % — used	16.9%	(3.3)%	20.2%	612.1%
Same-store gross margin % — used	16.9%	(3.3)%	20.2%	612.1%

Units

Retail unit sales of used trucks decreased from 2020 to 2021 due to a 268 unit, or 9.7%, decrease in same-store retail unit sales, partially offset by a 114 unit increase from net dealership acquisitions. We believe the decrease in unit sales is due to a lower supply of used trucks available for sale caused by limited vehicle availability resulting from production disruptions from a shortage of microchips or other components.

Revenues

Used commercial truck retail sales revenue increased from 2020 to 2021 due to a $47.3 million, or 34.9%, increase in same-store revenues, coupled with an $8.5 million increase from net dealership acquisitions. The same-store revenue increase is due to a $24,303 increase in per unit comparative average selling price, which increased revenue by $60.5 million, partially offset by the decrease in same-store used retail unit sales, which decreased revenue by $13.2 million. We believe the increase in comparative average selling price is primarily due to consumers looking to acquire used trucks to compensate for the lower supply of new trucks available for sale caused by production disruptions resulting from a shortage of microchips or other components.

Gross Profit

Used commercial truck retail gross profit increased from 2020 to 2021 due to a $35.3 million, or 784.4%, increase in same-store gross profit, coupled with a $1.6 million increase from net dealership acquisitions. The same-store gross profit increase is due to a $14,037 per unit increase in comparative average gross profit, which increased gross profit by $38.6 million, partially offset by the decrease in same-store used retail unit sales, which decreased gross profit by $3.3 million. We believe the increase in comparative average gross profit per unit is primarily due to consumers looking to acquire used trucks to compensate for the lower supply of new trucks available for sale caused by production disruptions resulting from a shortage of microchips or other components.

			2021 vs. 2020
Service and Parts Data	2021	2020	Change	% Change
Service and parts revenue	$442.8	$358.1	$84.7	23.7%
Same-store service and parts revenue	$398.3	$358.1	$40.2	11.2%
Gross profit — service and parts	$186.8	$155.4	$31.4	20.2%
Same-store service and parts gross profit	$169.1	$155.4	$13.7	8.8%
Gross margin % — service and parts	42.2%	43.4%	(1.2)%	(2.8)%
Same-store service and parts gross margin %	42.5%	43.4%	(0.9)%	(2.1)%

Revenues

Service and parts revenue increased from 2020 to 2021 due to a $44.5 million increase from net dealership acquisitions, coupled with a $40.2 million, or 11.2%, increase in same-store revenues. Customer pay work represents approximately 79.6% of PTG’s service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The same-store revenue increase is due to a $39.4 million, or 14.3%, increase in customer pay revenue and a $1.7 million, or 2.7%, increase in warranty revenue, partially offset by a $0.9 million, or 5.1%, decrease in body shop revenue. We believe the increase in service and parts revenue is primarily due to higher freight rates and the increased reliance on used trucks, which generates additional service and parts revenues.

Gross Profit

Service and parts gross profit increased from 2020 to 2021 due to a $17.7 million increase from net dealership acquisitions, coupled with a $13.7 million, or 8.8%, increase in same-store gross profit. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $17.1 million, partially offset by a 0.9% decrease in gross margin, which decreased gross profit by $3.4 million. The same-store gross profit increase is due to a $14.7 million, or 14.5%, increase in customer pay gross profit and a $1.0 million, or 2.7%, increase in warranty gross profit, partially offset by a $2.0 million, or 11.5%, decrease in body shop gross profit.

Commercial Vehicle Distribution Data

(In millions, except unit amounts)

			2021 vs. 2020
Penske Australia Data	2021	2020	Change	% Change
Vehicle unit sales	1,139	693	446	64.4%
Sales revenue	$441.9	$322.2	$119.7	37.2%
Gross profit	$112.4	$89.9	$22.5	25.0%

Penske Australia primarily distributes and services commercial vehicles, engines, and power systems. Penske Australia generated $441.9 million of revenue during the nine months ended September 30, 2021, compared to $322.2 million of revenue in the prior year, an increase of 37.2%. It also generated $112.4 million of gross profit during the nine months ended September 30, 2021, compared to $89.9 million of gross profit in the prior year, an increase of 25.0%.

These improved results from 2020 to 2021 are primarily due to an increase in commercial demand for trucks in Australia and an increase in service and parts. Excluding $47.5 million of favorable foreign currency fluctuations, revenues increased 22.4%. Excluding $11.7 million of favorable foreign currency fluctuations, gross profit increased 12.0%.

Selling, General, and Administrative Data

(In millions)

			2021 vs. 2020
Selling, General, and Administrative Data	2021	2020	Change	% Change
Personnel expense	$1,349.5	$1,008.4	$341.1	33.8%
Advertising expense	$89.8	$58.3	$31.5	54.0%
Rent & related expense	$250.9	$236.4	$14.5	6.1%
Other expense	$481.6	$435.6	$46.0	10.6%
Total SG&A expenses	$2,171.8	$1,738.7	$433.1	24.9%
Same store SG&A expenses	$2,136.9	$1,715.0	$421.9	24.6%

Personnel expense as % of gross profit	41.4%	44.1%	(2.7)%	(6.1)%
Advertising expense as % of gross profit	2.8%	2.6%	0.2%	7.7%
Rent & related expense as % of gross profit	7.7%	10.3%	(2.6)%	(25.2)%
Other expense as % of gross profit	14.7%	19.1%	(4.4)%	(23.0)%
Total SG&A expenses as % of gross profit	66.6%	76.1%	(9.5)%	(12.5)%
Same store SG&A expenses as % of same store gross profit	66.6%	75.8%	(9.2)%	(12.1)%

Selling, general, and administrative expenses (“SG&A”) increased from 2020 to 2021 due to a $421.9 million, or 24.6%, increase in same-store SG&A, coupled with an $11.2 million increase from net dealership acquisitions. Excluding $68.7 million of favorable foreign currency fluctuations, same-store SG&A increased 20.6%. SG&A as a percentage of gross profit was 66.6%, a decrease of 950 basis points compared to 76.1% in the prior year. SG&A expenses as a percentage of total revenue was 11.3% and 11.9% in the nine months ended September 30, 2021, and 2020, respectively. The decrease in SG&A as a percentage of gross profit is primarily due to increased gross profit across our various business lines.

Depreciation

(In millions)

			2021 vs. 2020
	2021	2020	Change	% Change
Depreciation	$89.7	$85.4	$4.3	5.0%

Depreciation increased from 2020 to 2021 due to a $3.5 million, or 4.1%, increase in same-store depreciation, coupled with a $0.8 million increase from net dealership acquisitions. We believe the overall increase is primarily related to our ongoing facility improvements and expansion programs.

Floor Plan Interest Expense

(In millions)

			2021 vs. 2020
	2021	2020	Change	% Change
Floor plan interest expense	$23.4	$37.4	$(14.0)	(37.4)%

Floor plan interest expense, including the impact of swap transactions, decreased from 2020 to 2021 primarily due to a $13.8 million, or 37.3%, decrease in same-store floor plan interest expense. We believe the overall decrease is primarily due to decreases in applicable rates and decreases in amounts outstanding under floor plan arrangements as new vehicle inventory declined due to lower supply of new vehicles available for sale caused by production disruptions resulting from a shortage of microchips or other components.

Other Interest Expense

(In millions)

			2021 vs. 2020
	2021	2020	Change	% Change
Other interest expense	$53.8	$89.2	$(35.4)	(39.7)%

Other interest expense decreased from 2020 to 2021 primarily due to the decrease in outstanding revolver borrowings under the U.S. and U.K. credit agreements, decreases in applicable rates, and redemption and refinancing of certain senior subordinated notes.

Equity in Earnings of Affiliates

(In millions)

			2021 vs. 2020
	2021	2020	Change	% Change
Equity in earnings of affiliates	$281.5	$110.6	$170.9	154.5%

Equity in earnings of affiliates increased from 2020 to 2021 primarily due to a $166.5 million, or 154.2%, increase in earnings from our investment in PTS, coupled with the increase in earnings from our retail automotive joint ventures. We believe the increase in our PTS equity earnings is attributed to strong economic conditions in North America which is driving higher demand for PTS full-service leasing, rental demand and utilization of the rental fleet, and logistics services, coupled with higher gains on sale from remarketing activities on used trucks.

Income Taxes

(In millions)

			2021 vs. 2020
	2021	2020	Change	% Change
Income taxes	$308.0	$100.7	$207.3	205.9%

Income taxes increased from 2020 to 2021 primarily due to a $743.1 million increase in our pre-tax income compared to the prior year. Our effective tax rate was 25.9% during the nine months ended September 30, 2021, compared to 22.7% during the nine months ended September 30, 2020, primarily due to fluctuations in our geographic pre-tax income mix, partially offset by the increase in net income tax expense of $8.8 million related to U.K. tax legislation changes, and a net income tax benefit of $15.4 million from various U.S. and foreign tax legislation changes during the nine months ended September 30, 2020.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, inventory financing, the acquisition of new businesses, the improvement and expansion of existing facilities, the purchase or construction of new facilities, building additional CarShop Used Vehicle locations (including one additional site currently planned to open during the fourth quarter of 2021), debt service and repayments, dividends, and potential repurchases of our outstanding securities under the program discussed below. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions, mortgages, and dividends and distributions from joint venture investments.

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

As of September 30, 2021, we had $119.2 million of cash available to fund our operations and capital commitments. In addition, we had $800.0 million, £162.0 million ($218.3 million), and AU $50.0 million ($36.1 million) available for borrowing under our U.S. credit agreement, U.K. credit agreement, and Australian working capital loan agreement, respectively.

Securities Repurchases

From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, through a pre-arranged trading plan, pursuant to the terms of an accelerated share repurchase program, or by other means. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit agreement, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. In July 2021, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities to $250.0 million, of which $71.3 million remains outstanding as of September 30, 2021. Refer to the disclosures provided in Part I, Item 1, Note 12 of the Notes to our Consolidated Condensed Financial Statements for a summary of shares repurchased during the nine months ended September 30, 2021.

Dividends

We paid the following cash dividends on our common stock in 2020 and 2021:

Per Share Dividends

2020

First Quarter	$0.42
Second Quarter	—
Third Quarter	—
Fourth Quarter	0.42

2021

First Quarter	$0.43
Second Quarter	$0.44
Third Quarter	$0.45

We also announced a cash dividend of $0.46 per share payable on December 1, 2021, to shareholders of record on November 10, 2021. Future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors, which may include our expectations regarding the severity and duration of the COVID-19 pandemic, earnings, cash flow, capital requirements, restrictions relating to any then-existing indebtedness, financial condition, and other factors.

Vehicle Financing

Refer to the disclosures provided in Part I, Item 1, Note 7 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of financing for the vehicles we purchase, including discussion of our floor plan and other revolving arrangements.

Long-Term Debt Obligations

As of September 30, 2021, we had the following long-term debt obligations outstanding:

September 30,
(In millions)	2021
U.S. credit agreement — revolving credit line	$—
U.K. credit agreement — revolving credit line	—
U.K. credit agreement — overdraft line of credit	—
3.50% senior subordinated notes due 2025	544.3
3.75% senior subordinated notes due 2029	494.1
Australia capital loan agreement	27.4
Australia working capital loan agreement	—
Mortgage facilities	319.8
Other	39.0
Total long-term debt	$1,424.6

As of September 30, 2021, we were in compliance with all covenants under our credit agreements, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 9 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of our long-term debt obligations.

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

During the nine months ended September 30, 2021, outstanding revolving commitments varied between $0.0 million and $250.0 million under the U.S. credit agreement, between £0.0 million and £40.0 million ($0.0 million and $53.9 million) under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and between AU $0.0 million and AU $26.0 million ($0.0 million and $18.8 million) under the Australia working capital loan agreement. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.

Interest Rate Swaps

The Company periodically uses interest rate swaps to manage interest rate risk associated with the Company’s variable rate floor plan debt. In April 2020, we entered into a new five-year interest rate swap agreement pursuant to which the LIBOR portion of $300.0 million of our U.S. floating rate floor plan debt is fixed at 0.5875%. This arrangement is in effect through April 2025. We may terminate this arrangement at any time, subject to the settlement at that time of the fair value of the swap arrangement. As of September 30, 2021, the fair value of the swap designated as hedging instruments was estimated to be a net asset of $0.8 million.

PTS Dividends

We hold a 28.9% ownership interest in PTS as noted above. Their partnership agreement requires PTS, subject to applicable law and the terms of its credit agreements, to make quarterly distributions to the partners with respect to each fiscal year by no later than 45 days after the end of each of the first three quarters of the year and by April 15 of the following year. PTS’ partnership agreement and certain principal debt agreements allow partner distributions only as long as it is not in default under those agreements and the amount it pays does not exceed 50% of its consolidated net income, unless its debt-to-equity ratio is at least 3:1, in which case its distributions may not exceed 80% of its consolidated net income. We receive pro rata cash distributions relating to this investment, typically in April, May, August, and November of each year. During the nine months ended September 30, 2021, and 2020, we received $106.4 million and $40.0 million, respectively, of pro rata cash distributions relating to this investment. We currently expect to continue to receive future distributions from PTS quarterly, subject to its financial performance.

Sale/Leaseback Arrangements

We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period.

Operating Leases

We estimate the total rent obligations under our operating leases, including any extension periods that we are reasonably certain to exercise at our discretion and assuming constant consumer price indices, to be $5.4 billion. As of September 30, 2021, we were in compliance with all financial covenants under these leases consisting principally of leases for dealership and other properties, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 3 and Note 11 of the Notes to our Consolidated Condensed Financial Statements for a description of our operating leases.

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

Condensed income statement information:

	PAG and Guarantor Subsidiaries
	Nine Months Ended	Twelve Months Ended
	September 30, 2021	December 31, 2020
Revenues	$10,968.3	$11,576.7
Gross profit	1,994.7	1,908.9
Equity in earnings of affiliates	274.9	164.5
Income from continuing operations	646.6	400.1
Net income	647.0	400.4
Net income attributable to Penske Automotive Group	647.0	400.4

Condensed balance sheet information:

	PAG and Guarantor Subsidiaries
	September 30, 2021	December 31, 2020
Current assets (1)	$1,999.8	$2,627.3
Property and equipment, net	1,210.8	1,128.8
Equity method investments	1,590.8	1,424.7
Other noncurrent assets	3,387.3	3,173.6
Current liabilities	1,631.6	2,156.3
Noncurrent liabilities	3,759.1	3,848.5

(1)	Includes $524.3 million and $509.9 million as of September 30, 2021, and December 31, 2020, respectively, due from Non-Guarantors.

During the nine months ended September 30, 2021, PAG received $92.5 million from non-guarantor subsidiaries. During the twelve months ended December 31, 2020, PAG received $77.1 million from non-guarantor subsidiaries.

Cash Flows

The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities. The major components of these changes are discussed below.

	Nine Months Ended September 30,
(In millions)	2021	2020
Net cash provided by continuing operating activities	$1,330.4	$849.5
Net cash used in continuing investing activities	(376.1)	(88.6)
Net cash used in continuing financing activities	(881.5)	(704.3)
Net cash provided by discontinued operations	0.4	0.2
Effect of exchange rate changes on cash and cash equivalents	(3.5)	7.8
Net change in cash and cash equivalents	$69.7	$64.6

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

	Nine Months Ended September 30,
(In millions)	2021	2020
Net cash from continuing operating activities as reported	$1,330.4	$849.5
Floor plan notes payable — non-trade as reported	(288.9)	(547.6)
Net cash from continuing operating activities including all floor plan notes payable	$1,041.5	$301.9

Cash Flows from Continuing Investing Activities

Cash flows from continuing investing activities consist primarily of cash used for capital expenditures, proceeds from the sale of dealerships, proceeds from sale of equipment and improvements, and net expenditures for acquisitions and other investments. Capital expenditures were $157.5 million and $114.3 million during the nine months ended September 30, 2021, and 2020, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our retail automotive segment and retail commercial truck segment capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit agreements. Proceeds from the sale of dealerships were $4.3 million and $10.3 million during the nine months ended September 30, 2021, and 2020, respectively. Proceeds from the sale of equipment and improvements were $54.9 million and $19.8 million during the nine months ended September 30, 2021, and 2020, respectively. Cash used in acquisitions and other investments, net of cash acquired, was $278.0 million during the nine months ended September 30, 2021, and included cash used to repay sellers’ floor plan liabilities in such business acquisitions of $24.3 million.

Cash Flows from Continuing Financing Activities

Cash flows from continuing financing activities include issuance and net borrowings or repayments of long-term debt, net repayments of floor plan notes payable non-trade, repurchases of common stock, dividends, payments for contingent consideration, and payments for debt issuance costs.

We issued $500.0 million of senior subordinated notes due 2029 in June 2021 and repaid $500.0 million of senior subordinated notes due 2026. We had net repayments of other long-term debt of $260.5 million and $298.7 million during the nine months ended September 30, 2021, and 2020, respectively. We had net repayments of floor plan notes payable non-trade of $288.9 million and $547.6 million during the nine months ended September 30, 2021, and 2020, respectively. We repurchased common stock for a total of $206.9 million and $29.4 million during nine months ended September 30, 2021, and 2020, respectively. We also paid cash dividends to our stockholders of $106.3 million and $34.2 million during the nine months ended September 30, 2021, and 2020, respectively. We made no payments to settle contingent consideration to sellers related to previous acquisitions during the nine months ended September 30, 2021, compared to $31.6 million during the nine months ended September 30, 2020. We made payments of $6.1 million and $7.8 million for debt issuance costs during the nine months ended September 30, 2021, and 2020, respectively.

Cash Flows from Discontinued Operations

Cash flows relating to discontinued operations are not currently considered, nor are they expected to be, material to our liquidity or our capital resources. Management does not believe that there are any material past, present, or upcoming cash transactions relating to discontinued operations.

Related Party Transactions

Stockholders Agreement

Several of our directors and officers are affiliated with Penske Corporation or related entities. Roger S. Penske, our Chair of the Board and Chief Executive Officer, is also Chair of the Board and Chief Executive Officer of Penske Corporation and through entities affiliated with Penske Corporation is our largest stockholder owning approximately 45% of our outstanding common stock. Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. (collectively, “Mitsui”) own approximately 17% of our outstanding common stock. Mitsui, Penske Corporation, and certain other affiliates of Penske Corporation are parties to a stockholders agreement pursuant to which the Penske affiliated companies agreed to vote their shares for up to two directors who are representatives of Mitsui. In turn, Mitsui agreed to vote their shares for up to fourteen directors voted for by the Penske affiliated companies. This agreement terminates in March 2030, upon the mutual consent of the parties, or when either party no longer owns any of our common stock.

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

Joint Venture Relationships

We are party to a number of joint ventures pursuant to which we own and operate automotive dealerships together with other investors. We may provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of September 30, 2021, our retail automotive joint venture relationships included:

Location	Dealerships	Ownership Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Sprinter, Porsche	80.00	% (A)
Greenwich, Connecticut	Mercedes-Benz	80.00	% (A)
Northern Italy	BMW, MINI, Maserati, Porsche, Audi, Land Rover, Volvo, Mercedes-Benz, Smart, Lamborghini	84.10	% (A)
Frankfurt, Germany	Lexus, Toyota, Volkswagen	50.00	% (B)
Barcelona, Spain	BMW, MINI	50.00	% (B)
Tokyo, Japan	BMW, MINI, Rolls-Royce, Ferrari, ALPINA	49.00	% (B) (C)
(A)	Entity is consolidated in our financial statements.
(B)	Entity is accounted for using the equity method of accounting.
(C)	In October 2021, we purchased the remaining 51% interest in the Nicole Group, our retail automotive joint venture in the greater Tokyo area of Japan representing eleven locations, which will result in these dealerships being consolidated in our financial statements beginning in the fourth quarter of 2021.

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

Our business is dependent on a number of factors, including general economic conditions, fuel prices, interest rate fluctuations, credit availability, labor availability, environmental and other government regulations, and customer business cycles. U.S. light vehicle sales have ranged from a low of 10.4 million units in 2009 to a high of 17.5 million units in 2016. Unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on these general economic conditions. According to data published by ACT Research, in recent years, total U.S. retail sales of new Class 8 commercial vehicles have ranged from a low of approximately 97,000 in 2009, to high of approximately 334,000 in 2019. Through geographic expansion, concentration on higher margin regular service and parts revenues, and diversification of our customer base, we have attempted to reduce the negative impact of adverse general economic conditions or cyclical trends affecting any one industry or geographic area on our earnings.

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

Forward-Looking Statements

Certain statements and information set forth herein, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “goal,” “plan,” “seek,” “project,” “continue,” “will,” “would,” and variations of such words and similar expressions are intended to identify such forward-looking statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this report or when made, and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events, or otherwise. Forward-looking statements include, without limitation, statements with respect to:

●	our expectations regarding the COVID-19 pandemic;

●	our future financial and operating performance;

●	future dealership openings, acquisitions, and dispositions;

●	future potential capital expenditures and securities repurchases;

●	our ability to realize cost savings and synergies;

●	our ability to respond to economic cycles;

●	trends and sales levels in the automotive retail industry, commercial vehicles industries, and in the general economy in the various countries in which we operate;

●	our ability to access the remaining availability under our credit agreements;

●	our liquidity;

●	performance of joint ventures, including PTS;

●	future foreign exchange rates and geopolitical events;

●	the outcome of various legal proceedings;

●	results of self-insurance plans;

●	trends affecting the automotive or trucking industries generally and our future financial condition or results of operations; and

●	our business strategy.

Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in our 2020 annual report on Form 10-K filed February 19, 2021. Important factors that could cause actual results to differ materially from our expectations include those mentioned in Part II, “Item 1A. Risk Factors” and the following:

●	we depend on the success, popularity and availability of the brands we sell, and adverse conditions affecting one or more vehicle manufacturers, including the adverse impact on the vehicle and parts supply chain due to natural disasters or other disruptions that interrupt the supply of vehicles and parts to us (including any disruptions resulting from the shortage of microchips or other components or the COVID-19 pandemic discussed in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, “Item 1A. Risk Factors”), may negatively impact our revenues and profitability;

●	our business and the automotive retail and commercial vehicles industries in general are susceptible to adverse economic conditions, including changes in interest rates, foreign exchange rates, customer demand, customer confidence, fuel prices, unemployment rates and credit availability (including any adverse impact from the COVID-19 pandemic discussed in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, “Item 1A. Risk Factors”);

●	increased tariffs, import product restrictions, and foreign trade risks that may impair our ability to sell foreign vehicles profitably;

●	the number of new and used vehicles sold in our markets, which impacts our ability to generate new and used vehicle gross profit;

●	the effect on our businesses of the trend of electrification of vehicle engines, new mobility technologies such as shared vehicle services, such as Uber and Lyft, and the eventual availability of driverless vehicles;

●	vehicle manufacturers exercise significant control over our operations, and we depend on them and the continuation of our franchise and distribution agreements in order to operate our business;

●	certain manufacturers have announced plans to explore or move to an agency model which would lower our revenues, although the other impacts to our results of operations remain uncertain;

●	we are subject to the risk that a substantial number of our new or used inventory may be unavailable due to recall or other reasons;

●	the success of our commercial vehicle distribution operations and engine and power systems distribution operations depends upon continued availability of the vehicles, engines, power systems, and other parts we distribute, demand for those vehicles, engines, power systems, and parts and general economic conditions in those markets;

●	a restructuring of any significant vehicle manufacturer or supplier;

●	our operations may be affected by severe weather, such as the recent hurricanes in Texas, or other periodic business interruptions;

●	we have substantial risk of loss not covered by insurance;

●	we may not be able to satisfy our capital requirements for acquisitions, facility renovation projects, financing the purchase of our inventory, or refinancing of our debt when it becomes due;

●	our level of indebtedness may limit our ability to obtain financing generally and may require that a significant portion of our cash flow be used for debt service;

●	non-compliance with the financial ratios and other covenants under our credit agreements and operating leases;

●	higher interest rates may significantly increase our variable rate interest costs and, because many customers finance their vehicle purchases, decrease vehicle sales;

●	our operations outside of the U.S. subject our profitability to fluctuations relating to changes in foreign currency values;

●	with respect to PTS, changes in the financial health of its customers, labor strikes or work stoppages by its employees, a reduction in PTS’ asset utilization rates, continued availability from truck manufacturers and suppliers of vehicles and parts for its fleet, changes in values of used trucks which affects PTS’ profitability on truck sales, compliance costs in regard to its trucking fleet and truck drivers, its ability to retain qualified drivers and technicians, risks associated with its participation in multi-employer pension plans, conditions in the capital markets to assure PTS’ continued availability of capital to purchase trucks, the effect of changes in lease accounting rules on PTS customers’ purchase/lease decisions, and industry competition, each of which could impact distributions to us;

●	we are dependent on continued security and availability of our information technology systems, which systems are increasingly threatened by ransomware and other cyberattacks, and we may be subject to fines, penalties, and other costs under applicable privacy laws if we do not maintain our confidential customer and employee information properly;

●	if we lose key personnel, especially our Chief Executive Officer, or are unable to attract additional qualified personnel;

●	new or enhanced regulations relating to automobile dealerships including those recently enacted by the Financial Conduct Authority in the U.K. prohibiting certain compensation we receive relating to automotive financing in the U.K. and those enacted in certain European countries and California, Massachusetts, and New York banning the sale of new vehicles with gasoline engines starting in Europe as early as 2030;

●	changes in tax, financial or regulatory rules, or requirements;

●	we could be subject to legal and administrative proceedings which, if the outcomes are adverse to us, could have a material adverse effect on our business;

●	if state dealer laws in the U.S. are repealed or weakened or new manufacturers such as those selling electric vehicles are able to conduct significant vehicle sales outside of the franchised automotive system, our automotive dealerships may be subject to increased competition and may be more susceptible to termination, non-renewal, or renegotiation of their franchise agreements;

●	some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests; and

●	shares of our common stock eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR, the Bank of England Base Rate, or the Australian Bank Bill Swap Rate. Based on an average of the aggregate amounts outstanding under these facilities during the nine months ended September 30, 2021, a 100-basis-point change in interest rates would result in an approximate $1.0 million change to our annual other interest expense. Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Australian Bank Bill Swap Rate, or the New Zealand Bank Bill Benchmark Rate.

In April 2020, we entered into a new five-year interest rate swap agreement pursuant to which the LIBOR portion of $300.0 million of our U.S. floating rate floor plan debt is fixed at 0.5875%. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the nine months ended September 30, 2021, considering the swap arrangement, a 100-basis-point change in interest rates would result in an approximate $23.9 million change to our annual floor plan interest expense.

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

Foreign Currency Exchange Rates. As of September 30, 2021, we had consolidated operations in the U.K., Germany, Italy, Canada, Australia, and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $778.4 million change to our revenues for the nine months ended September 30, 2021.

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

Recently, many of our principal vehicle manufacturers have announced production disruptions caused by a shortage of microchips and other components. The microchip shortage is reported to be due to the overall demand for microchips in the global economy as well as production disruptions caused by staffing and other COVID-19 related issues. IHS Markit has predicted that automotive production globally was reduced by 7.4 million units during the nine months ended September 30, 2021, due to the shortage and that production levels will continue to be negatively impacted into 2022. Our new vehicle days’ supply is 19 as of September 30, 2021, compared to 50 as of December 31, 2020. While we expect to continue to have normal levels of used vehicles for sale (our used vehicle days’ supply is 40 as of September 30, 2021, compared to 48 as of December 31, 2020), prolonged shortages could result in lower new vehicle sales volumes which could adversely affect us. We expect lower inventories of new vehicles and parts disruptions to continue into 2022 until the supply of certain components used to manufacture vehicles improves. When the supply of vehicles improves, we may experience reduced new and used vehicle gross profit. Moreover, due to remote working and lack of mobility associated with the pandemic in some of our markets, we believe our customers may be driving less, which may affect our service revenues should this trend continue.

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

Recently, several of our key automotive manufacturer partners have announced plans to explore or move to an agency model of selling new vehicles in the U.K and Europe. Under an agency model, our franchised dealerships would receive a fee for facilitating the sale by the manufacturer of a new vehicle but would not hold the vehicle in inventory as has been historical practice. This model, if eventually adopted, would negatively impact revenues, although the other impacts to our results of operations remain uncertain. We are uncertain if agency models will be widely adopted in the U.K. and Europe (though we believe any such adoption would not occur until 2023 at the earliest) and if so, the impact to our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2021, we repurchased 2,027,531 shares of our common stock for $178.7 million, or an average of $88.15 per share, under our securities repurchase program approved by our Board of Directors. During the nine months ended September 30, 2021, we repurchased 2,375,762 shares of our outstanding common stock for $206.9 million, or an average of $87.07 per share, under this program. In July 2021, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities to $250.0 million, of which $71.3 million remains outstanding as of September 30, 2021. During the three months ended September 30, 2021, we acquired 2,100 shares of our common stock for $0.2 million, or an average of $75.49 per share, from employees in connection with a net share settlement feature of employee equity awards. During the nine months ended September 30,

2021, we acquired 149,176 shares of our common stock for $12.9 million, or an average of $86.78 per share, from employees in connection with a net share settlement feature of employee equity awards.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
July 1 to July 31, 2021	2,100	$75.49	—	$250.0
August 1 to August 31, 2021	1,318,225	$87.66	1,318,225	$134.4
September 1 to September 30, 2021	709,306	$89.05	709,306	$71.3
	2,029,631		2,027,531
(1)	Includes 2,100 shares acquired from employees in connection with a net share settlement feature of employee equity awards

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

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger S. Penske
Roger S. Penske
Date: October 28, 2021		Chief Executive Officer

	By:	/s/ Michelle Hulgrave
Michelle Hulgrave
Date: October 28, 2021		Chief Financial Officer