Form 10-K
period 2021-12-31
PENSKE AUTOMOTIVE GROUP, INC.
filed 2022-02-18
CIK 1019849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission file number 1-12297
Penske Automotive Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3086739 (I.R.S. Employer Identification No.)

2555 Telegraph Road Bloomfield Hills Michigan (Address of principal executive offices)	48302-0954 (Zip Code)
(248) 648-2500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Voting Common Stock, par value $0.0001 per share	PAG	New York Stock Exchange
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates as of June 30, 2021, was $2,367,008,502. As of February 17, 2022, there were 77,327,559 shares of voting common stock outstanding.
Documents Incorporated by Reference
Certain portions, as expressly described in this report, of the registrant’s proxy statement for the 2022 Annual Meeting of the Stockholders to be held May 12, 2022, are incorporated by reference into Part III, Items 10-14.

PART I
Item 1. Business
We are a diversified international transportation services company and one of the world's premier automotive and commercial truck retailers. We operate dealerships principally in the United States, the United Kingdom, Canada, Germany, Italy, and Japan, and we are one of the largest retailers of commercial trucks in North America for Freightliner. We also distribute and retail commercial vehicles, diesel and gas engines, power systems, and related parts and services principally in Australia and New Zealand. Additionally, we own 28.9% of Penske Transportation Solutions, a business that manages a fleet of over 360,000 vehicles providing innovative transportation, supply chain, and technology solutions to North American fleets. We employ nearly 25,000 people worldwide.
Business Overview
In 2021, our business generated $25.6 billion in total revenue, which is comprised of approximately $22.5 billion from retail automotive dealerships, $2.5 billion from retail commercial truck dealerships, and $575.7 million from commercial vehicle distribution operations. We generated $4.4 billion in gross profit, which is comprised of $3.9 billion from retail automotive dealerships, $416.9 million from retail commercial truck dealerships, and $153.7 million from commercial vehicle distribution operations.

Retail Automotive. We are one of the largest global automotive retailers as measured by the $22.5 billion in total retail automotive dealership revenue we generated in 2021. As of December 31, 2021, we operated 320 retail automotive franchised dealerships, of which 146 are located in the U.S. and 174 are located outside of the U.S. The franchised dealerships outside the U.S. are located primarily in the U.K. As described below, we also operate 23 used vehicle dealerships in the U.S. and U.K. under the CarShop brand. Through these franchised and used vehicle dealerships, we retailed and wholesaled more than 553,000 vehicles in 2021. We are diversified geographically with 58% of our total retail automotive dealership revenues in 2021 generated in the U.S. and Puerto Rico and 42% generated outside the U.S. We offer over 35 vehicle brands with 71% of our retail automotive franchised dealership revenue in 2021 generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz, and Porsche. Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services, the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts, and replacement and aftermarket automotive products. We operate our franchised dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry.
As of December 31, 2021, we operated 23 used vehicle dealerships in the U.S. and the U.K. which retail and wholesale used vehicles under a one price, “no-haggle” methodology under the CarShop brand. Our operations consist of eight retail dealerships in the U.S. and 15 retail dealerships and a vehicle preparation center in the U.K. During 2021, we opened four CarShop dealerships in the U.K. and two CarShop dealerships in the U.S., representing a 35% increase in locations compared to 2020.
During 2021, we acquired three retail automotive franchises in the U.S., were awarded one retail automotive franchise in the U.S. and one in the U.K., and disposed of one retail automotive franchise in the U.K. In October 2021, we also purchased the remaining 51% interest in the Nicole Group, our former retail automotive joint venture in the greater Tokyo area of Japan representing BMW, MINI, Rolls-Royce, Ferrari, and ALPINA, which resulted in ten retail automotive dealerships being consolidated in our financial statements beginning in the fourth quarter of 2021. Retail automotive dealerships represented 88.1% of our total revenues and 87.2% of our total gross profit in 2021.
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

The following graphics show the percentage of our total retail automotive dealership revenues by product area and their respective contribution to our retail automotive gross profit:
Retail Commercial Truck Dealership. We operate Premier Truck Group (“PTG”), a heavy- and medium-duty truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands) with 31 locations in nine U.S. states and six locations in the Canadian province of Ontario which sell new and used trucks, parts and service, and collision repair services. In 2021, we acquired Kansas City Freightliner (“KCFL”), a retailer of heavy- and medium-duty commercial trucks in Kansas and Missouri. KCFL added four full-service dealerships, four parts and service centers, and two collision centers to PTG’s operations. We also acquired McCoy Freightliner, a retailer of heavy- and medium-duty commercial trucks in Oregon, which added two full-service dealerships and a remarketing center to PTG's operations. This business represented 9.6% of our total revenues and 9.4% of our total gross profit in 2021.

Our retail commercial truck business also benefits from diversified income streams similar to those of the retail automotive sector; however, there are several key differences in regard to truck retail as opposed to automotive retail. As exhibited in the following table, a greater part of our gross profit is derived from the sale of service and parts in the retail truck business given the large volume of parts business, in many cases, to fleet customers, as well as historically lower selling, general, and administrative expense as a percentage of gross profit as compared to retail automotive due to less sales compensation and advertising expenses. The following graphics show the percentage of our total retail commercial truck dealership revenues by product area and their respective contribution to our retail commercial truck gross profit:
Penske Australia. Penske Australia is the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler Truck brand), MAN heavy- and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand, and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU (a Rolls-Royce solution), Detroit Diesel, Allison Transmission, and Bergen Engines. Penske Australia offers products across the on- and off-highway markets, including in the mining, power generation, defense, marine, rail, and construction sectors and supports full parts and aftersales service through a network of branches, field service locations, and dealers across the region. These businesses represented 2.3% of our total revenues and 3.4% of our total gross profit in 2021.
Penske Transportation Solutions. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P (“PTL”). PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. (“Mitsui”). We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments. Penske Transportation Solutions (“PTS”) is the universal brand name for PTL’s various business lines through which it is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental, and contract maintenance along with logistic services, such as dedicated contract carriage, distribution center management, transportation management, lead logistics provider services, and dry van truckload carrier services. We recorded $365.8 million in equity earnings from this investment in 2021.
Outlook
Retail Automotive. In 2021, U.S. industry new light vehicle sales increased 3.3%, as compared to 2020, to 15.1 million units. We believe the year over year increase in overall sales in the U.S. is primarily attributable to improved consumer confidence and a stronger economy as compared to the same time last year at the onset of the COVID-19 pandemic when shelter-in-place rules limited operations in many states, offset by a lower supply of new vehicles available for sale due to disruptions in the supply chain as discussed below. These factors also contributed to higher vehicle gross profit on both new and used vehicles sold, which, coupled with cost cutting measures enacted in response to the COVID-19 pandemic, resulted in improved profitability and earnings. According to the National Automobile Dealers Association, sales for the U.S. light vehicle market are expected to grow to a range of 15.2 to 15.5 million units in 2022 compared to a 15.1 million market in 2021.
Many of our principal vehicle manufacturers have announced production disruptions caused by a shortage of microchips or other components. The shortages are reported to be due to the overall demand for microchips in the global economy and production disruptions caused by staffing and other COVID-19 related issues. IHS Markit has predicted that automotive production globally was reduced by approximately 11.3 million units during 2021 due to the shortage and that production levels will continue to be negatively impacted into 2022. Our new vehicle days’ supply is 17 as of December 31, 2021, compared to 50 as of December 31, 2020. While we expect to continue to have normal levels of used vehicles for sale (our used vehicle days’ supply is 60 as of December 31, 2021, compared to 48 as of December 31, 2020), prolonged shortages could result in lower new vehicle sales volumes which could impact the availability and affordability of used vehicles and adversely affect us. The lower supply of new vehicles contributed to higher vehicle gross profit on both new and used vehicles sold, which contributed to our higher overall profitability. We expect lower inventories of new vehicles and parts disruptions to continue into 2022 until the supply of certain components used to manufacture vehicles improves. When the supply of vehicles improves, we may experience reduced new and used vehicle gross profit together with higher sales volumes.
In 2021, U.K. new vehicle registrations increased 1.0%, as compared to 2020, to 1.6 million registrations, which we believe was the result of the same reasons as noted above. Premium/luxury unit sales, which account for over 92% of our U.K. new unit sales, decreased 2.4% during 2021, as compared to a 1.0% increase for the overall market. In response to the COVID-19 pandemic during the first quarter of 2021, the U.K. reinstated shelter-in-place orders which required our dealership showrooms to remain closed. These shelter-in-place orders largely expired on April 12, 2021, and most of the remaining restrictions expired on July 19, 2021.

We believe U.K. sales were also impacted by the uncertainty of residual values, potentially higher taxes on diesel-powered vehicles, and consumer uncertainty about low emission zones as the U.K. and Western European countries consider the ramifications of diesel engines on the environment, while also providing government incentives on certain electric vehicles. Representatives of the U.K. government have proposed a ban on the sale of gasoline engines in new cars and new vans that would take effect as early as 2030 and a ban on the sale of gasoline hybrid engines in new cars and new vans as early as 2035. Sales of diesel-powered vehicles decreased 48.1% and non-diesel vehicles increased 10.4% during 2021, as compared to the same period last year.

Retail Commercial Truck Dealership. In 2021, North American sales of Class 6-8 medium and heavy-duty trucks, the principal vehicles for our PTG business, increased 11.8% from last year to 400,381 units. The Class 6-7 medium-duty truck market increased 3.9% from last year to 129,648 units, and Class 8 heavy-duty trucks, the largest North American market, increased 16.1% from last year to 270,733 units. The Class 8 heavy-duty truck market in North America is expected to increase approximately 12.0% in 2022 to approximately 298,000 units according to data published by ACT Research. The forecasted increase is driven by expected strong freight demand, an improving economy, and replacement demand. The lower supply of new commercial trucks contributed to higher truck gross profit on both new and used commercial trucks sold. We expect lower inventories of new commercial trucks and parts disruptions to continue into 2022 until the supply of certain components used to manufacture commercial trucks improves. When the supply of commercial trucks improves, we may experience reduced new and used commercial truck gross profit per unit together with higher sales volumes.
Commercial Vehicle Distribution. Our Penske Australia distribution business operates principally in the Australian and New Zealand heavy and medium-duty truck markets. In 2021, the Australian heavy-duty truck market reported sales of 12,999 units, representing an increase of 22.4% from last year, while the New Zealand market reported sales of 3,118 units, representing an increase of 17.0% from last year. We expect the commercial vehicle and power systems market to remain resilient in 2022 and continuing benefits from sales of replacement or upgraded engines.
Penske Transportation Solutions. A majority of the PTS business is generated by multi-year contracts for full-service leasing, contract maintenance, and logistics services. As retail sales for Class 6-8 medium- and heavy-duty trucks are forecasted to increase in 2022, we expect continued resilient performance in 2022 as PTS has experienced increased levels of utilization and profitability as business conditions remain strong. We expect continued demand from businesses for rental trucks, as well as returning demand for consumer rental trucks, which will drive strong operating results.
As discussed in Item 1A. Risk Factors, there are a number of factors that could cause actual results to differ materially from our expectations, including those associated with the COVID-19 pandemic. For a detailed discussion of our financial and operating results, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Business Strategy

We aim to deliver excellence to our customers, value to our stakeholders, and opportunity to our team members to become the most profitable and growth-oriented transportation retail and services company everywhere we operate. This mission is supported by a set of values embedded in our philosophy to exceed, excel and encourage.

•Exceed: Provide a superior customer experience that exceeds expectations at every touchpoint, and establishes trust and loyalty through honesty, transparency, and accountability

•Excel: Deliver long-term value for our stakeholders through continuous improvement, organic growth, strategic acquisitions and increasing profitability

•Encourage: Provide opportunities for team members to succeed in our organization by cultivating talent, rewarding achievement, and maintaining the highest standards of respect for each other

We employ the following set of strategies to achieve these objectives:
Capital Allocation
Growing our Business. During 2021, in our retail automotive business, we acquired or were granted open points (new franchises awarded from the automotive manufacturer) representing four dealerships, three located in the U.S. representing Porsche, Mercedes-Benz, and BMW brands, and one located in the U.K. representing the Ferrari brand. In addition, we acquired the remaining 51% ownership interest of our Japan-based joint venture which represented ten retail automotive franchises representing the BMW, MINI, Rolls Royce, Ferrari and Alpina brands. In our retail truck business, we acquired Kansas City Freightliner in Kansas and Missouri, adding four full-service dealerships, four parts and service centers, and two collision centers to PTG’s operations, as well as McCoy Freightliner in Oregon, representing two full service dealerships and a remarketing center.
During 2021, we also opened four CarShop dealerships in the U.K. and two CarShop dealerships in the U.S., representing a 35% increase in locations compared to December 31, 2020. In total, these acquisitions and open points represent approximately $1.3 billion in annualized revenue, and we disposed of one retail automotive franchise in the U.K., which represented approximately $48.0 million in annualized revenue. In 2022, we expect to continue to devote our capital resources to buy and build premium retail automotive and truck dealerships both in our franchised and used vehicle businesses.
Return to Shareholders. We increased our quarterly stock dividend each quarter in 2021. Our latest declared dividend is $0.47 per share payable on March 1, 2022, which represents a dividend yield of 1.8% using our January 31, 2022, closing stock price. We also repurchased 3,261,580 shares of our common stock in 2021 for $293.5 million, which, together with quarterly dividends, represents a return to stockholders of approximately $436.0 million. In 2022, we expect to continue our shareholder repurchases, subject to valuation and the other factors noted below. In December 2021, our Board of Directors authorized the repurchase of $250 million worth of our securities. We had $230.4 million and $194.3 million in repurchase authorization remaining under the repurchase program as of December 31, 2021 and February 8, 2022, respectively.
Long-Term Debt. During 2021, we refinanced our senior subordinated notes with $500 million of 3.75% senior subordinated notes due in 2029, generating interest savings. We also reduced our long-term debt by approximately $216 million in 2021.
Human Capital
We believe that our Human Capital is our greatest asset and is an integral component of our growth and value creation strategy. We understand that exceptional customer service can only be consistently delivered by attracting, motivating, training, and retaining the very best team members. We are committed to building a diverse and skilled workforce while providing a work environment that promotes equity and is free from any form of discrimination. With this in mind, we put our employees at the heart of everything that we do by developing their talent and enabling them to build long-term careers.

In recognition of our people-first philosophy, in 2021, 35 of our dealerships were named to the "Automotive News Best Dealerships To Work For" which ranks the top 100 dealerships in the United States. Seven of our dealerships were ranked in the top ten nationally, including the top three places, for their efforts to promote Diversity, Equity & Inclusion. Additionally, in February 2022, we were named one of the “World’s Most Admired Companies” by Fortune Magazine. In 2021, our CarShop U.K. operations were named as one of Glassdoor's "Top 50 Best Places to Work" in the U.K.
Focus on Customer Satisfaction
Maintaining high levels of superior customer service is key to our business model. We strive to deliver a positive, valuable experience at every touchpoint to ensure the highest level of customer satisfaction. By offering outstanding brands in premium facilities, “one-stop” shopping convenience in our aggregated facilities, and a well-trained and knowledgeable staff, we aim to forge lasting relationships with our customers throughout their entire ownership journey.
Reputation management is one of our most powerful marketing tools. We proactively monitor online reputation management sites, including Google, Facebook, Yelp, among others, to enhance our online presence, build loyalty, gain a better understanding of our customers’ needs, attract top talent, and generate business. Our reputation management strategy of actively monitoring and responding quickly to customer reviews is crucial for maintaining a positive online reputation.
Diversification
Our business benefits from a diversified revenue and gross profit mix, including multiple revenue and gross profit streams in our traditional vehicle and commercial truck dealerships (new vehicles, used vehicles, finance and insurance, and service and parts operations), our commercial vehicle distribution and power systems operations, and returns relating to our joint venture investments, which we believe helps to mitigate the cyclicality that has historically impacted some elements of the automotive sector. Within our franchised automotive dealership operations, we represent more than 35 brands across the U.S. and internationally. Our CarShop used vehicle dealerships in the U.S. and U.K. complement and provide more diversification to our retail automotive operations and provide scalable opportunities across our market areas. Furthermore, PTG provides diversification both by business line and by its business being represented across the U.S. and the Canadian province of Ontario. Finally, our ownership interest in PTS provides us additional diversification as well as equity earnings, cash dividends, and significant tax savings.

The following table shows our consolidated revenue and gross profit by country as a percentage of our total revenue and total gross profit:

Country	% of Total 2021 Revenue	% of Total 2021 Gross Profit
United States	60%	64%
United Kingdom	31%	27%
Germany/Italy	5%	4%
Japan	1%	1%
Canada	1%	1%
Australia/New Zealand	2%	3%
We are also diversified within our automotive retail operations by brand. We sell over 35 brands in our markets and our automotive dealership revenue mix consists of 71% related to premium brands, 21% related to volume non-U.S. brands, 1% related to brands of U.S. based manufacturers, and 7% related to our CarShop used vehicle dealerships as further detailed in the chart below:
Digital Strategy/Omni Channel
We are focused on executing a comprehensive multi-channel digital strategy with emphasis on customization, personalization, and creating a connection with our customers. We endeavor to build and optimize our presence across all digital platforms and deliver a seamless, convenient, and transparent experience that gives customers the ability to purchase, sell, or schedule service for their vehicles on their terms.
In 2021, we partnered with Cox Automotive to develop a transformational, fully automated technology platform to enable the end-to-end online retail sale of used vehicles. The automated online buying platform, which is owned exclusively by Cox Automotive, allows consumers to select from high-quality, preowned vehicles through our U.S. CarShop used vehicle dealerships. The digital platform enables consumers to transact 100% online. Cox Automotive's patent-pending artificial intelligence retail technology, Esntial Commerce™, powers CarShop's U.S. digital platform to provide consumers with an automated, 100% online vehicle purchase. Features include personalized monthly payments across all inventories, trade-in capabilities, financing, digital contracting, and digital signatures. Esntial Commerce™ offers payment personalization based on the consumer's risk profile, selected vehicle, and preferred deal structure using an AI/machine learning algorithm.

For customers who wish for a hybrid online/in-person transaction, we offer "Preferred Purchase" as our digital retailing solution in the U.S. This tool provides a digital buying process including trade-value, pricing, leasing, and financing options with customized payments. Customers can add insurance and protection products to their purchase, evaluate manufacturer and lender incentive programs, and pre-qualify for credit all online or in combination with an in-store experience. Preferred Purchase can serve a customer wherever they are at in their buying journey, whether they want to evaluate payment options or complete their purchase online through a secure link where they can sign documents digitally and arrange for curbside or home delivery.

We also promote our U.S. and U.K. automotive retail new and pre-owned vehicle inventory online through PenskeCars.com, Sytner.co.uk, Agnewcars.com, CarShop.com, and CarShop.co.uk. These websites are designed to streamline the car-buying process and allow consumers to view and compare nearly 40,000 new, certified, and pre-owned vehicles. These sites, along with our dealership websites, provide consumers a simple way to view extensive vehicle information, including photos, prices, promotions, videos, and third-party vehicle history reports for pre-owned vehicles, schedule service appointments online 24/7, and use our digital tools to customize their vehicle purchase.
Other initiatives include the “Sell Us Your Car” program where customers can sell their vehicles to us without a requirement to purchase a vehicle and our internally developed “Click & Collect” digital retailing program for our U.K. dealerships.
Promoting Sustainability
We recognize we are accountable to key stakeholders and the communities in which we do business. We are committed to responsible business practices, continuous improvement of our operations and strengthening relationships with our stakeholders. We focus our Environmental, Social, and Governance (ESG) efforts where we can have the most positive impact on our business and society, including issues related to:

■Community Participation
■Environmental Sustainability
■Human Capital

This important work is driven by our core values and ensures that we enrich our communities, minimize our environmental impact, protect the health and safety of our team members and customers, and provide a diverse and inclusive workplace – all while creating value for our stakeholders. The most important investments we make are in our people. Everything we aspire to be as a company builds on our ability to come together as one team. We take pride in our culture of trust and collaboration, and we provide our team members a supportive work environment that empowers them to do meaningful work while fulfilling their passions and balancing work and life goals.

We are pleased to have published our inaugural 2021 ESG Report which highlights our ESG strategies, activities, progress, metrics, and performance for 2020, which is available on our website under the tab "ESG". The report aligns with the Sustainability Accounting Standards Board (SASB) Multiline & Specialty Distributors sector standard. We are committed to regular, transparent communication of our progress and look forward to bringing our stakeholders along with us on this journey.

We encourage you to review our 2021 ESG Report, which includes additional detail in regard to certain of our key efforts highlighted below.

Community Participation. We believe community participation and charitable giving enrich the neighborhoods where we work, live and play. We are proud of these efforts and we encourage participation by all dealerships and employees. Several examples of our commitment to giving back include:

•Over the last six years, our dealerships have supported The Paralyzed Veterans of America to help serve the needs of veterans with a spinal cord injury, donating more than $7 million through contributions from customers, employees, vendors, and matching contributions of our Company.
•Beginning in 2020, we partnered with a technical education institute to establish a diesel-commercial vehicle technician career skills program for service members on a United States military base. This program will provide hands-on, industry-aligned technician training to service members designed to increase career opportunities for veterans transitioning from military service to civilian life. Graduates of this program will earn a Systems Certified credential and will be offered employment with our commercial truck dealership group.

Environmental Sustainability — Electric Vehicles. Our dealerships sell and service vehicles that are engineered and manufactured by over 35 of the world’s automotive OEMs, including pure electric vehicles (“EVs”). EVs can reduce the emissions that contribute to climate change and smog, improve public health and reduce ecological damage.

We are committed to encouraging the sale and use of EVs and, as part of that commitment, are actively placing charging stations across our network to facilitate a reliable infrastructure for their use. As of December 31, 2021, our network of EV charging stations across the U.S. and internationally totaled approximately 882, including a combination of Level 1 (standard), Level 2 (240V), and Level 3 capabilities. We expect to install additional charging stations to support EVs as our manufacturer partners introduce more of these products to the marketplace. We estimate that approximately 22.6% of our new vehicles sold in 2021 were either electric or hybrid electric vehicles.

Reducing our Energy Use. Reducing our energy use and greenhouse gas (GHG) emissions is important to our customers, team members and company leadership. We recognize our responsibility to advocate for a cleaner environment through self-awareness, leveraging our global partnerships, promoting cleaner driving vehicles through our dealerships and reducing pollution and waste. At our facilities, we have deployed several strategies for reducing our energy use, such as installing LED lighting, occupancy sensors, energy-efficient glass, and high-efficiency heating, ventilation and air conditioning (HVAC) systems. Moreover, we have completed LED lighting upgrades at approximately 60 percent of our U.S. dealerships and collision centers. In the U.K., our new buildings must comply with more stringent construction regulations. Since 2013, every one of our new building projects in the U.K. has received a grade of B or above for their energy plans. In 2020, we avoided the equivalent of 13,755 metric tons of greenhouse gasses through Safety Kleen’s Environmental Programs by recycling used oil and other liquids. In partnership with Shell Energy, we’re piloting an energy savings program at one of our largest campuses to enhance energy efficiency while reducing operating costs. The program provides our campus with the ability to monitor and reduce our energy usage through a unique platform including metered usage and sensors integrated within the HVAC units. In the pilot phase, we have seen an 18% reduction in energy usage.

Reducing Waste. We are committed to reducing the environmental impact of waste produced at our facilities. We deploy several strategies to ensure the efficient use of resources and responsible disposal of waste, including hazardous waste. In the U.K., all of our hazardous waste is collected and processed by a fully licensed ISO-accredited waste management company. Approximately 96 percent of our hazardous waste, including engine oil, oil filters, antifreeze and lead acid batteries, are recycled. The other 4 percent is properly disposed of by the waste management company. In the U.S., we use a third party to manage, collect and process recycling for many of the materials that go through our service departments. These products include mercury bulbs, used oil, oil filters, brake and parts waste, used antifreeze, parts solvent and drain waste.

Other strategies to reduce pollution and waste include:

•All U.S. dealerships participate in a closed-loop recycling program, which helped us avoid the equivalent of 13,755 metric tons of GHG emissions in 2020.
•We eliminate paper at dealerships and in internal communications by using digital tools. We estimate that these changes yield annual reductions of millions of pages of paper.
•We utilize water reclamation systems at many of our dealership locations that typically recycle approximately 85 percent of the water used.
•Our collision and repair centers use water-based paints and solvents that are better for the environment and healthier for our team members and customers than traditional paints, which contain toxins that linger in the atmosphere, impacting people and air quality.
•Our Hardware E-Cycle Policy requires that electronic equipment be disposed of through a specific certified electronics recycler which maintains a zero landfill, zero export policy of unprocessed equipment to non-OECD Countries.
•In 2020, we recycled 98 percent of the 70,000+ worn-out tires from our U.S. retail automotive operations.

Human Capital — Equity, Diversity and Inclusion. We believe that our employees are our greatest asset. We understand that exceptional customer service can only be consistently delivered by attracting, motivating, training, and retaining the very best team members. With this in mind, we put our employees at the heart of everything that we do by developing their talent and enabling them to build long-term careers.

We are committed to building a diverse and skilled workforce while providing a work environment that promotes equity and is free from any form of prohibited discrimination. Our focus on inclusion and diversity at our U.S. automotive dealerships has resulted in over 67% of our workforce being diverse either by race, ethnicity or gender, with our gender diversity higher than the National Automobile Dealer Association (“NADA”) average. Additionally, our U.S. automotive dealerships have a management diversity rate of approximately 49%.
Retail Automotive Dealership Operations
Retail Automotive Franchises. We routinely acquire and dispose of retail automotive franchises. The following table exhibits our retail automotive franchises by location and manufacturer as of December 31, 2021:

Location	Franchises	Franchises	U.S.	Non-U.S.	Total
Arizona	26	BMW/MINI	23	48	71
Arkansas	4	Toyota/Lexus	24	—	24
California	28	Mercedes-Benz/Sprinter/smart	18	22	40
Connecticut	9	Audi/Volkswagen/Bentley	16	38	54
Florida	3	Chrysler/Jeep/Dodge/Fiat/Alfa Romeo	3	—	3
Georgia	4	Honda/Acura	19	—	19
Indiana	2	Ferrari/Maserati	2	13	15
Maryland	2	Porsche	9	11	20
Michigan	1	Jaguar/Land Rover	14	19	33
Minnesota	2	Lamborghini	1	5	6
New Jersey	24	Nissan/Infiniti	3	—	3
North Carolina	2	Cadillac/Chevrolet	4	—	4
Ohio	7	Others	10	18	28
Puerto Rico	4	Total	146	174	320
Rhode Island	8
Tennessee	1
Texas	10
Virginia	7
Wisconsin	2
Total U.S.	146
U.K.	122
Germany	21
Italy	21
Japan	10
Total Non-U.S.	174
Total Worldwide	320
Retail Automotive CarShop Used Vehicle Dealerships. The following table exhibits the CarShop used vehicle dealerships we currently operate by geographic location:

Location	Number of Dealerships
U.S.
Arizona	1
Pennsylvania	5
New Jersey	2
Total U.S.	8
U.K.	15
Total	23
New Vehicle Retail Sales. In 2021, we retailed 195,384 new vehicles which generated 43.7% of our retail automotive dealership revenue and 27.0% of our retail automotive dealership gross profit. New vehicles are typically acquired by dealerships directly from the manufacturer. We strive to maintain outstanding relationships with the automotive manufacturers based in part on our long-term presence in the retail automotive market, our commitment to providing premium facilities, our commitment to drive customer satisfaction, the reputation of our management team, and the consistent sales volume at our dealerships. Our dealerships finance the purchase of most new vehicles from the manufacturers through floor plan financing provided primarily by various manufacturers’ captive finance companies.
Used Vehicle Retail Sales. In 2021, we retailed 264,520 used vehicles, including 63,403 from our CarShop used vehicle dealerships, which generated 38.0% of our retail automotive dealership revenue and 17.2% of our retail automotive dealership gross profit. We acquire used vehicles from various sources, including trade-ins from consumers in connection with their purchase of a new or used vehicle from us, purchases of used vehicles directly from consumers, lease expirations, public auctions, and auctions open only to authorized new vehicle dealers. To improve customer confidence in our used vehicle inventory, we provide vehicle history reports for all used vehicles, and virtually all of our franchised new vehicle dealerships participate in manufacturer certification processes for used vehicles. If certification is obtained, the used vehicle owner is typically provided benefits and warranties similar to those offered to new vehicle owners by the applicable manufacturer.
Vehicle Finance and Insurance Sales. Finance and insurance sales represented 3.5% of our retail automotive dealership revenue and 20.2% of our retail automotive dealership gross profit in 2021. At our customers’ option, our dealerships can arrange third-party financing or leasing in connection with vehicle purchases. We typically receive a portion of the cost of the financing or leasing paid by the customer for each transaction as a fee. While these services are generally non-recourse to us, we are subject to chargebacks in certain circumstances, such as default under a financing arrangement or prepayment. These chargebacks vary by finance product but typically are limited to the fee we receive.
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
We offer finance and insurance products using a “menu” process, which is designed to ensure that we offer our customers a complete range of finance, insurance, protection, and other aftermarket products in a transparent manner. We utilize docuPAD® at our U.S. dealerships, an interactive tool designed to improve document processing and menu presentation of finance and insurance options.
Service and Parts Sales. Service and parts sales represented 9.6% of our retail automotive dealership revenue and 33.8% of our retail automotive dealership gross profit in 2021. We generate service and parts sales in connection with warranty work performed at each of our franchised dealerships and non-warranty work. We believe our service and parts revenues benefit from the increasingly complex technology used in vehicles that makes it difficult for independent repair facilities or vehicle owners to maintain and repair today’s automobiles.
A goal of each of our dealerships is to make each vehicle purchaser a customer of our service and parts department. Our dealerships keep detailed records of our customers’ maintenance and service histories, and many dealerships send reminders to customers when vehicles are due for periodic maintenance or service. Many of our dealerships have extended evening and weekend service hours for the convenience of our customers. We also offer rapid repair services, such as paintless dent repair, headlight reconditioning, wheel repairs, tire sales, and windshield replacement at most of our facilities in order to offer our customers the convenience of one-stop shopping for all of their automotive requirements. We also operate 34 automotive collision repair centers, each of which is operated as an integral part of our dealership operations.
Fleet and Wholesale Sales. Fleet and wholesale sales represented 5.2% of our retail automotive dealership revenue and 1.8% of our retail automotive dealership gross profit in 2021. Fleet activities represent the sale of new units to customers that are deemed to not be retail customers, such as cities, municipalities, or rental car companies and are generally sold at contracted amounts. Wholesale activities relate to the sale of used vehicles generally to other dealers and occur at auction. Vehicles sold through this channel generally include units acquired by trade-in that do not meet certain standards or aged units. In the U.K., we offer used vehicles to wholesalers and other dealers via online auction.

Retail Commercial Truck Dealership Operations
Premier Truck Group (“PTG”) is a heavy- and medium-duty truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands) with 37 locations in nine U.S. states and in the Canadian province of Ontario. PTG dealerships provide a similar suite of services as our automotive dealerships, offering new trucks and a large selection of used trucks for sale, a full range of parts, maintenance and repair services, collision centers, and finance and insurance options by facilitating truck and trailer financing and leasing, extended maintenance plans, physical damage insurance, GAP insurance, roadside relief, and other programs.
The maintenance and repair of commercial trucks is an essential service and a key area of differentiation for our business. We offer “Elite Support” certified locations to help maximize vehicle uptime. Elite Support certified locations provide an express assessment whereby we communicate a primary diagnosis, check parts availability, and provide an estimate of cost and repair time within a few hours of service write-up. As part of this service, many of our locations offer a comfortable environment for customers with amenities such as customer lounges, lockers, showers, and laundry facilities. We also offer roadside remote service for certain repairs and provide 24/7 technician support for breakdown/emergency service.
The collision centers at PTG are full-service, heavy-duty paint and collision repair facilities with certified professionals that can handle everything from light cosmetic issues to complete vehicle reconstruction, including mechanical engine repairs. PTG also carries an extensive inventory of parts for the new and used trucks they sell and service, including Thomas Built Buses, and other makes of medium and heavy-duty trucks. The service and parts business of our PTG commercial truck dealerships represents approximately 62% of our retail commercial truck dealership gross profit.
Commercial Vehicle Distribution Operations
Penske Australia. Penske Australia is the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler Truck brand), MAN heavy- and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand, and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU (a Rolls-Royce solution), Detroit Diesel, Allison Transmission, and Bergen Engines. Penske Australia offers products across the on- and off-highway markets, including in the mining, power generation, defense, marine, rail, and construction sectors and supports full parts and aftersales service through a network of branches, field service locations, and dealers across the region.
We distribute commercial vehicles and parts to a network which comprises on average of more than 70 dealership locations. Of these dealership locations, nine are company-owned retail commercial vehicle and service and parts dealerships in Australia and three are company-owned retail commercial vehicle dealerships in New Zealand. Our dealership in Brisbane, Australia is the largest retailer of Western Star Trucks in Australia by volume. We finance our purchases of these vehicles under floor plan agreements with a local Daimler affiliate and a local Volkswagen affiliate with terms similar to our other floor plan agreements.
Our local headquarters is located in Brisbane, Australia, which is the country’s third largest city. Our headquarters includes administrative facilities as well as a parts distribution center and a production center.
Western Star trucks are manufactured by Daimler Trucks North America in Portland, Oregon. These technologically advanced, custom-built vehicles are ordered by customers to meet their particular needs for line haul, long distance road train, mining, logging, and other heavy-duty applications. We are also the exclusive importer of MAN trucks and buses. MAN Truck and Bus, a VW Group company, is a leading producer of medium and heavy-duty trucks as well as city and coach buses. These cab-forward, fuel efficient vehicles are principally produced in several sites in Germany and are ordered by customers for line haul, local distribution, mining, and other off-road applications. Dennis Eagle refuse collection vehicles are manufactured by Ros Roca in Warwick, England. These brands represented 6.0% of heavy-duty truck units sold in Australia and 2.6% in New Zealand during 2021.
We also distribute diesel gas engines and power systems to 112 dealer locations that are strategically located throughout Australia, New Zealand, and the Pacific. Most of the dealers (102) represent the Detroit Diesel brand, with the majority aligned to Western Star and/or Freightliner truck manufacturers. The remaining dealers represent the MTU (one) and Allison Transmission (nine) brands. The “off-highway” business principally includes the sale of power systems directly to customers in the commercial, defense, mining, maritime, and power generation sectors from 15 branch facilities we operate across Australia and New Zealand. We also utilize mobile remote field service units to travel directly to customer premises.
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
Full-service truck leasing, truck rental, and contract maintenance. Full-service truck leasing, truck rental, and contract maintenance of commercial trucks, tractors, and trailers constitutes PTS’ largest business. PTS manages a fleet of over 360,000 trucks, tractors, and trailers, consisting of over 244,000 vehicles owned by PTS and leased to customers under full-service lease or rental agreements and over 116,000 customer-owned and -operated vehicles for which they provided contract maintenance services. Terms under its full-service leases generally range from four to seven years for tractors and trucks and six to ten years for trailers. Its commercial and consumer rental fleet as of December 31, 2021, consisted of approximately 97,900 vehicles for use by its full-service truck leasing, small business, and consumer customers for periods generally ranging from less than a day to 12 months. Most of its leased vehicles are configured according to customer specifications, including custom painting and lettering, while its rental trucks bear Penske branding.
Commercial customers often outsource to PTS to reduce the complexity and cost of vehicle ownership. Under a full-service lease, PTS provides and fully maintains the vehicle, which is generally specifically configured for the customer. The services provided under full-service lease and contract maintenance agreements generally include preventive maintenance, advanced diagnostics, emergency road service, fleet services, safety programs, and fuel services through its network of 802 company-operated facilities. In addition, PTS’ commercial rental operations offer short-term availability of tractors, trucks, and trailers typically to accommodate seasonal, emergency, and other temporary needs. A significant portion of these rentals are to existing full-service leasing and contract maintenance customers who are seeking flexibility in their fleet management. PTS’ commercial rental business generated 21% of its revenue for 2021 and its full-service lease and contract maintenance business generated 44% of its revenue in 2021.
For consumer customers, PTS provides short-term rental of light- and medium-duty vehicles on a one-way and local basis, typically to transport household goods. Customers typically include local small businesses and individuals seeking a do-it-yourself solution to their moving needs. PTS’ consumer fleet generally consists of late model vehicles ranging in size from small vans to 26-foot trucks, and its consumer rentals are conducted through approximately 1,950 independent rental agents and approximately 390 of its company-operated leasing and rental facilities. PTS’ consumer business generated 6% of its revenue for 2021.
Logistics. PTS’ logistics business offers an extensive variety of services, including dedicated contract carriage, distribution center management, transportation management, lead logistics provider, and dry van truckload carrier services. PTS coordinates services for its customers across the supply chain, including inbound material flow, handling and packaging, inventory management, distribution and technologies, and sourcing of third-party carriers. These services are available individually or on a combined basis and often involve its associates performing services at the customer’s location. By offering a scalable series of services to its customers, PTS can manage the customer’s entire supply chain or any stand-alone service. PTS also utilizes specialized software that enables real-time fleet visibility and provides reporting metrics, giving customers detailed information on fuel economy and other critical supply chain costs. PTS’ international logistics business has approximately 510 locations in North America, South America, Europe, and Asia. PTS’ logistics business generated 29% of its revenue for 2021.

Industry Information
Retail Automotive. Approximately 58% of our retail automotive dealership revenues are generated in the U.S., which in 2021 was one of the world’s largest automotive retail markets as measured by units sold. In 2021, sales of new cars and light trucks were approximately 15.1 million units, an increase of 3.3% from 2020, and were generated at approximately 16,600 franchised new-car dealerships. According to the latest available data from the National Automobile Dealers Association, dealership revenue is derived as follows: 55% from new vehicle sales, 35% from used vehicle sales, and 10% from service and parts sales. Dealerships also offer a wide range of higher-margin products and services, including extended service contracts, financing arrangements, and credit insurance. The National Automobile Dealers Association figures noted above include finance and insurance revenues within either new or used vehicle sales, as sales of these products are usually incremental to the sale of a vehicle.
In the U.S., the franchised automotive dealer industry is the largest retail business by revenue in a market of approximately $1.2 trillion. Publicly held automotive retail groups account for less than 10% of total industry revenue. Although significant consolidation has already taken place, the industry remains highly fragmented with more than 90% of the U.S. industry’s market share remaining in the hands of smaller regional and independent dealers. Our other markets are similarly fragmented. We believe that further consolidation in these markets is probable due to the significant capital requirements of maintaining manufacturer facility standards and the limited number of viable alternative exit strategies for dealership owners.
Our Western European markets consist of Germany, the U.K., Italy, and Spain, which represented the first, third, fourth, and fifth largest automotive retail markets, respectively, in Western Europe in 2021 and accounted for approximately 62% of the total vehicle sales in Western Europe. Unit sales of automobiles in Western Europe were approximately 10.6 million in 2021, a 1.9% decrease compared to 2020. In Germany, the U.K., Italy, and Spain, new car sales were approximately 2.6 million, 1.6 million, 1.5 million, and 0.9 million units, respectively, in 2021.
In October 2021, we purchased the remaining 51% interest in the Nicole Group, our former retail automotive joint venture in the greater Tokyo area of Japan representing BMW, MINI, Rolls-Royce, Ferrari, and ALPINA, which resulted in ten dealerships being consolidated in our financial statements beginning in the fourth quarter of 2021. Unit sales in Japan were approximately 4.6 million in 2021.
We also operate 23 CarShop used vehicle dealerships in the U.S. and the U.K. Used vehicle sales are even more fragmented than new vehicle sales and are generated by new car dealerships, used vehicle dealerships, individual small lot sellers, as well as individual to individual sales. Used vehicle sales were approximately 40.9 million units in the U.S. and approximately 7.9 million units in the U.K. in 2021.
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
Retail Commercial Truck Dealership. In 2021, North American sales of Class 6-8 medium and heavy-duty trucks, the principal vehicles for our PTG business, increased 11.8% from last year to 400,381 units and were generated at approximately 2,200 new-truck dealerships. The Class 6-7 medium-duty truck market increased 3.9% from last year to 129,648 units, and Class 8 heavy-duty trucks, the largest North American market, increased 16.1% from last year to 270,733 units. In this market, our principal brands, Freightliner and Western Star, represent approximately 39.3% of that market.
Commercial Vehicle Distribution. Our commercial vehicle distribution business operates principally in Australia and New Zealand. In 2021, heavy-duty truck sales in Australia and New Zealand combined were 16,117 units, representing an increase of 21.4% from 2020.
Penske Transportation Solutions. PTS participates broadly in the global supply chain, estimated at $9.1 trillion annually, and particularly, in the U.S. supply chain, estimated at $1.7 trillion annually. Only 13.8% of the total U.S. supply chain function is outsourced to third parties, such as PTS. We estimate, based on R. L. Polk registration data, that there are approximately 7.9 million commercial trucks operating in the United States, of which up to 3.7 million could be potential opportunities for PTS’ full-service leasing and contract maintenance offerings.
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
As part of our business model, we receive sensitive information regarding customers, associates, and vendors from various online and offline channels. Our internal and third-party systems are under a moderate level of risk from cyber criminals or other individuals with malicious intent to gain unauthorized access to our systems. Cyber-attacks, often including ransomware, continue to grow in number and sophistication thus presenting an ongoing threat to our systems, whether internal or external, used to operate the business on a day-to-day basis. We also regularly train our associates to maintain vigilance against online attempts at data theft and other malicious cyber activity. We perform periodic control testing and audits on our systems as well as employ dedicated and third-party resources to monitor and protect critical assets from cyber-attacks. Despite these measures, our facilities, systems, associates, and those of our third-party service providers could be vulnerable to cyber-attacks, security breaches, social engineering, malicious software, or other events.

Many companies have disclosed security breaches involving sophisticated cyber-attacks and/or ransomware that were not recognized or detected until after such retailers had been affected, notwithstanding the preventive measures such companies had in place. We have been notified by several vendors of attacks or potential attacks, some of which included the potential or actual loss of customer data, and we receive assurances that the affected parties are properly notified. Any security breach or event resulting in the unauthorized disclosure of confidential information or degradation of services provided by critical business systems, whether by us directly or our third-party service providers, could adversely affect our business operations, sales, reputation with current and potential customers, associates or vendors as well as other operational and financial impacts derived from investigations, litigation, the imposition of penalties, or other means. In addition, our failure to respond quickly and appropriately to such a security breach could exacerbate the consequences of the breach.
Marketing Strategy
Retail Automotive. Our integrated marketing strategy empowers each dealership to capitalize on local branding while being supported by corporate programs and web presence, allowing us to leverage scale and our parent brand recognition. We align ourselves with the marketing implemented by our vehicle manufacturer partners for their respective brands and integrate those initiatives and resources across the brands we represent.
Our marketing strategy reflects a data-driven approach that combines key metrics and trends from industry and consumer studies, our customer relationship management systems, and performance data from our businesses. This approach emphasizes objectivity and transparency in our marketing efforts, allows us to create customer-focused solutions, and enables us to measure and gauge our success. Our tools quickly deliver personalized content across all channels, and by monitoring behavioral engagement, we can better understand our customers to confidently develop more proactive strategies that meet and surpass their needs.

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
We monitor customer satisfaction data to gain insight into our business performance and enhance the areas of our business that drive customer referral and loyalty. Social media is a highly valued element of our marketing strategy that enables us to engage with customers, increase dealership awareness, improve customer satisfaction, and enhance repeat and referral business. Additionally, we leverage corporate social media efforts and partners to benefit our dealerships and create a strong sense of community. Online reputation management sites, such as Google and Yelp, are proactively monitored to ensure we are offering a superior customer experience.
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
Agreements with Vehicle and Equipment Manufacturers
We operate our franchised new vehicle dealerships under separate franchise agreements with the manufacturers or distributors of each brand of vehicle sold at that dealership. These franchise agreements are typical throughout the industry and may contain provisions and standards governing almost every aspect of the dealership including ownership, management, personnel, training, maintenance of a minimum of working capital, net worth requirements, maintenance of minimum lines of credit, advertising and marketing activities, facilities, signs, products and services, maintenance of minimum amounts of insurance, achievement of minimum customer service standards, and monthly financial reporting. In addition, the General Manager and/or the owner of a dealership typically cannot be changed without the manufacturer’s consent. In exchange for complying with these provisions and standards, we are granted the non-exclusive right to sell the manufacturer’s or distributor’s brand of vehicles and related parts and warranty services at our dealerships. The agreements also grant us a non-exclusive license to use each manufacturer’s trademarks, service marks, and designs in connection with our sales and service of its brand at our dealership.
Many of these franchise agreements also grant the manufacturer or distributor a security interest in the vehicles and/or parts sold by them to the dealership as well as other dealership assets and permit them to terminate or not renew the agreement for a variety of causes, including failure to adequately operate the dealership, insolvency or bankruptcy, impairment of the dealer’s reputation or financial standing, changes in the dealership’s management, owners, or location without consent, sales of the dealership’s assets without consent, failure to maintain adequate working capital or floor plan financing, changes in the dealership’s financial or other condition, failure to submit required information to them on a timely basis, failure to have any permit or license necessary to operate the dealership, and material breaches of other provisions of the agreement. In the U.S., these termination rights are subject to state franchise laws that limit a manufacturer’s right to terminate a franchise. In the U.K., we operate without such local franchise law protection (see “Regulation” below).
In the U.S., some of our franchise agreements, including those with BMW, Honda, and Toyota, expire after a specified period of time ranging from one to six years. Manufacturers have not historically terminated our franchise agreements, and our franchise agreements with fixed terms have typically been renewed. We currently expect the manufacturers to renew all of our U.S. franchise agreements as they expire. In the U.K, many of our agreements have fixed terms, including those with BMW, our largest U.K. manufacturer. The BMW franchise agreements have a two-year rolling term. Similar to the U.S., the manufacturers in the U.K. have not historically terminated our franchise agreements, and our franchise agreements with fixed terms have typically been renewed.
Some of our key automotive manufacturer partners have announced plans to explore an agency model of selling new vehicles in the U.K and Europe. Under an agency model, our franchised dealerships would receive a fee for facilitating the sale by the manufacturer of a new vehicle but would not hold the vehicle in inventory as has been historical practice. This model, if eventually adopted, would negatively impact revenues, although the other impacts to our results of operations remain uncertain. While we are uncertain if agency models will be widely adopted in the U.K. and Europe (though we believe any such adoption would not occur until 2023 at the earliest), Mercedes-Benz U.K. has asked each of its U.K. dealers to voluntarily terminate their existing sales franchise agreements and enter into an agency agreement for a similar model described above. We have 14 Mercedes-Benz franchises in the U.K., and we are currently reviewing Mercedes-Benz U.K.’s request.
In addition, we have certain framework agreements with U.S. manufacturers that allow us as a multi-point, public company to own and operate multiple franchises in exchange for us agreeing, among other things, to limit the total number of dealerships of that brand that we may own in a particular geographic area and in some cases, limit the total number of their vehicles that we may sell as a percentage of a particular manufacturer’s overall sales. Manufacturers may also limit the ownership of stores in contiguous markets. Certain of our franchise agreements have similar limits. We have reached certain geographical limitations with the Lexus brand nationally in the U.S. and certain other manufacturers in the U.S. and U.K in specific local markets. Where these limits are reached, we cannot acquire additional franchises of those brands in the relevant market unless we can negotiate modifications to the agreements. We may not be able to negotiate any such modifications.
These framework agreements usually give the manufacturer or distributor the right in some circumstances (including upon a merger, sale, change of control of the Company, or in some cases a material change in our business or capital structure) to acquire the dealerships from us at fair market value, including, typically, upon a purchase of 20% or more of our voting stock by any new person, entity, or another manufacturer (subject to certain exceptions), an extraordinary corporate transaction (such as a merger, reorganization, or sale of a material amount of assets), or a change of control of our board of directors. Our agreements with Honda, Toyota, and certain other manufacturers contain such provisions.
With respect to our commercial vehicle distribution operations in Australia and New Zealand, we are party to distributor agreements with each manufacturer of products we distribute pursuant to which we are the distributor of these products in those countries and nearby markets. The agreements govern all aspects of our distribution rights, including sales and service activities, service and warranty terms, use of intellectual property, promotion and advertising provisions, pricing and payment terms, and indemnification requirements. The agreement with Western Star expires in 2031, the agreement with MTU expires in 2029, and the agreement with Detroit Diesel expires in 2031. We also are party to shipping agreements with respect to importing those products. For each of our non-company owned dealers, we have signed a franchise agreement with terms that set forth the dealer’s obligations with respect to the sales and servicing of commercial vehicles and associated parts.
Competition
Dealership. We believe that the principal factors consumers consider when determining where to purchase a vehicle are the marketing campaigns conducted by manufacturers, the ability of dealerships to offer a wide selection of the most popular vehicles, offering a multi-channel experience to customers so they may purchase a vehicle on site or remotely, the location of dealerships, and the quality of the customer experience. Other factors include customer preference for particular brands of vehicles, pricing (including manufacturer rebates and other special offers), and warranties. We believe that our dealerships are competitive in all of these areas.
The automotive and truck retail industry is currently served by franchised dealerships, automotive manufacturers that sell direct to consumers, independent used vehicle dealerships, and individual consumers who sell used vehicles in private transactions. For new vehicle sales, we compete primarily with automotive manufacturers that sell direct to consumers and other franchised dealers in each of our marketing areas, relying on our premium facilities, superior customer service, advertising and merchandising, management experience, sales expertise, reputation, and the location of our dealerships to attract and retain customers. Each of our markets may include a number of well-capitalized competitors, including in certain instances dealerships owned by manufacturers and national and regional retail chains. In our retail commercial truck dealership operations, we compete with other manufacturers and retailers of medium and heavy-duty trucks, such as Ford, International Kenworth, Mack, Peterbilt, and Volvo. We also compete with dealers that sell the same brands of new vehicles that we sell and with dealers that sell other brands of new vehicles that we do not represent in a particular market. Our new vehicle dealership competitors have franchise agreements which give them access to new vehicles on the same terms as us. Automotive dealers also face competition in the sale of new vehicles from purchasing services, warehouse clubs, and electric vehicle manufacturers that sell direct to consumer. With respect to arranging financing for our customers’ vehicle purchases, we compete with a broad range of financial institutions, such as banks and local credit unions.

For used vehicle sales, we compete in a highly fragmented market which sells approximately 40.9 million units in the U.S. and approximately 7.9 million units in the U.K. annually through other franchised dealers, independent used vehicle dealers, automobile rental agencies, purchasing services, private parties, online retailers, and used vehicle “superstores” for the procurement and resale of used vehicles.
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
As of December 31, 2021, we employed nearly 25,000 people, an increase of 5.7% from December 31, 2020, including 1,056 employees due to acquisitions. Approximately 644 of our employees were covered by collective bargaining agreements with labor unions, and we believe our relations with our employees, including those represented by collective bargaining agreements, are good. Further, we are committed to building a diverse and skilled workforce. Our focus on inclusion and diversity at our U.S. automotive dealerships has resulted in over 67% of our workforce being diverse either by race, ethnicity, or gender, with our gender diversity higher than the National Automobile Dealer Association average. Additionally, our U.S. automotive dealerships have a management diversity rate of approximately

49%. This inclusive culture will enhance our ability to attract and retain the most talented leadership and workforce, thereby enabling us to better serve and broaden our customer base.
We maintain a culture grounded in safety and endeavor to eliminate workplace incidents, risks, and hazards. We have partnered with environmental and safety consulting firms to assist in compliance with specific local and federal laws and regulations relating to environmental and safety issues and to promote best safety practices. Audits are regularly performed to assure and maintain compliance.
We believe our employee turnover of approximately 22% is low compared to our peers. We seek to motivate our key managers and salespersons through, among other things, variable compensation programs tied principally to local profitability and customer satisfaction. We also annually survey our employees to gauge their satisfaction and address any resulting concerns. Due to our reliance on vehicle manufacturers, we may be adversely affected by labor strikes or work stoppages at the manufacturers’ facilities.
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
Our financing activities with customers are subject to truth-in-lending, consumer leasing, equal credit opportunity, and similar regulations as well as motor vehicle finance laws, installment finance laws, insurance laws, usury laws, and other installment sales laws. Some jurisdictions regulate finance fees that may be paid as a result of vehicle sales. In recent years, private plaintiffs, state attorneys general, and federal agencies in the U.S. have increased their scrutiny of advertising, sales, and finance and insurance activities in the sale and leasing of motor vehicles. See Item 1A. Risk Factors, "Regulatory Issues."
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
Many jurisdictions in which we operate have placed additional restrictions and limitations on activities that may affect the environment. U.S. vehicle manufacturers are subject to federally mandated corporate average fuel economy standards, which are expected to increase substantially through 2026. Furthermore, in response to concerns that emissions of carbon dioxide and certain other gases, referred to as “greenhouse gases,” may be contributing to warming of the Earth’s atmosphere, climate change-related legislation and policy changes to restrict greenhouse gas emissions are being considered, or have been implemented, at state and federal levels. Officials of the States of California, Massachusetts, and New York have announced a ban on the sale of new vehicles with gasoline engines in cars in 2035. European regulation requires a 37.5% reduction in emissions carbon dioxide for cars by 2030 and several municipalities in Europe have announced future bans on diesel or combustible fuel vehicles. In November 2020, certain representatives of the U.K. government proposed a ban on the sale of gasoline engines in cars and vans that would take effect as early as 2030 and a ban on the sale of gasoline hybrid engines in cars and vans as early as 2035. Significant increases in fuel economy requirements or new federal and state restrictions on emissions of carbon dioxide on vehicles and fuels could adversely affect prices of and demand for the vehicles that we sell.
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
Insurance
Our business is subject to substantial risk of loss due to significant concentrations of property value, including vehicles and parts at our locations. In addition, we are exposed to liabilities arising out of our operations, such as employee claims, customer claims, claims for personal injury or property damage, and potential fines and penalties in connection with alleged violations of regulatory requirements or data security requirements. We attempt to manage such risks through loss control and risk transfer utilizing insurance programs which are subject to specified deductibles and significant retentions, including information security risk insurance but excluding certain types of insurance. As a result, we are exposed to uninsured and underinsured losses that could have a material adverse effect on us.
Available Information
For selected financial information concerning our various operating and geographic segments, see Note 18 to our consolidated financial statements included in Item 8 of this report. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website, www.penskeautomotive.com, under the tab “Investors” as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site that contains reports, proxy, and information statements and other information that issuers file with the SEC. The address of the SEC’s website is www.sec.gov. We also make available on our website copies of materials regarding our corporate governance, policies, and practices, including our Corporate Governance Guidelines, our Code of Business Ethics, our Environmental, Social, and Governance report, and the charters relating to the committees of our Board of Directors. The content of any website referred to in this Form 10-K is not deemed incorporated by reference into this Form 10-K unless expressly noted. You may obtain a printed copy of any of the foregoing materials by sending a written request to Investor Relations, Penske Automotive Group, Inc., 2555 Telegraph Road, Bloomfield Hills, MI 48302 or by calling 248-648-2500. The information on or linked to our website is not part of this document. We plan to disclose changes to our Code of Business Ethics or waivers, if any, for our executive officers or directors on our website. We incorporated in the state of Delaware in 1990 and began dealership operations in October 1992.

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
The material risks, uncertainties, and other factors that our stockholders and prospective investors should consider include the following:
Operational Risks
The COVID-19 pandemic has disrupted, and may continue to disrupt, our business, which could adversely affect our financial performance. The outbreak of the COVID-19 pandemic across the globe has adversely impacted each of our markets and the global economy, leading to disruptions to our business. The COVID-19 pandemic continues in all of our markets. Governmental authorities have periodically taken countermeasures to slow the outbreak, including shelter-in-place orders, restrictions on travel, and government-funded assistance programs to individuals and businesses. In response to the COVID-19 pandemic, the U.K. reinstated shelter-in-place orders which required our dealership showrooms to close during the first quarter of 2021. These shelter-in-place orders largely expired on April 12, 2021, and most of the remaining restrictions expired on July 19, 2021. If shelter-in-place orders are re-enacted or other restrictions are placed on our business, we may be adversely impacted. The COVID-19 pandemic is a highly fluid and rapidly evolving situation due to numerous uncertainties, including the duration of the outbreak, travel restrictions, business closures, the effectiveness of actions taken to contain the disease, the distribution rate and acceptance rate of a vaccine, the effect of government assistance programs, production levels from our manufacturing partners, and other unintended consequences, and while we continue to adjust our operations to conform to regulatory changes and consumer preferences in the evolving environment, we cannot anticipate with any certainty the length, scope, or severity of the business impact from the COVID-19 pandemic in each of the jurisdictions that we operate.
This impact could include changes in customer demand, our relationship with, and the financial and operational capacities of, vehicle manufacturers, captive finance companies and other suppliers, workforce availability, risks associated with our indebtedness (including available borrowing capacity, compliance with financial covenants and ability to refinance or repay indebtedness on favorable terms), the adequacy of our cash flow and earnings and other conditions which may affect our liquidity, and disruptions to our technology network and other critical systems, including our dealer management systems and software or other facilities or equipment. We believe that business disruption relating to the COVID-19 pandemic may continue to negatively impact the global economy and may materially affect our businesses as outlined above, or in other manners including global supply chain disruptions resulting in lower levels of vehicles and parts available for sale, all of which would adversely impact our business and results of operations.

Macro-economic and geo-political conditions. Our performance is impacted by geo-political conditions and by general economic conditions overall and in particular by economic conditions in the markets in which we operate. These economic conditions include levels of new and used vehicle sales, availability of consumer credit, changes in consumer demand, consumer confidence levels, fuel prices, personal discretionary spending levels, interest rates, and unemployment rates. When the worldwide economy faltered early in 2020, we were adversely affected, and we expect a similar relationship between general economic and industry conditions and our performance in the future. Any geo-political developments that adversely affect the economies of our markets will also likely affect us.
Adverse conditions affecting one or more significant automotive manufacturers or suppliers will affect us. Our success depends on the overall success of the automotive industry generally and in particular, on the success of the brands of vehicles that each of our dealerships sell. In 2021, revenue generated at our Audi/Volkswagen/Porsche/Bentley, BMW/MINI, Toyota/Lexus, and Mercedes-Benz/Sprinter/smart dealerships represented 22%, 24%, 14%, and 10%, respectively, of our total automotive dealership revenues. In addition, our retail commercial truck operations rely principally on Freightliner and Western Star trucks (both Daimler brands).
Significant adverse weather-related events, supply chain issues, or other events that interrupt vehicle or parts supply to our dealerships would likely have a significant and adverse impact on the industry as a whole, including us, particularly if the events impact any of the manufacturers whose franchises generate a significant percentage of our revenue.
COVID-19 has impacted and may continue to impact the supply of vehicles or parts to the U.S. or U.K markets, and our business could be materially adversely affected. The supply chain required to manufacture and supply the parts for the vehicles we sell is highly complex and integrated. Any failure of that supply chain could materially and adversely affect us. Recently, many of our principal vehicle manufacturers have announced production disruptions caused by a shortage of microchips and other components. The microchip shortage is reported to be due to the overall demand for microchips in the global economy as well as production disruptions caused by staffing and other COVID-19 related issues. IHS Markit has predicted that automotive production globally was reduced by approximately 11.3 million units during 2021 due to the shortage and that production levels will continue to be negatively impacted into 2022. Our new vehicle days’ supply is 17 as of December 31, 2021, compared to 50 as of December 31, 2020. While we expect to continue to have normal levels of used vehicles for sale (our used vehicle days’ supply is 60 as of December 31, 2021, compared to 48 as of December 31, 2020), prolonged shortages could result in lower new vehicle sales volumes which could impact the availability and affordability of used vehicles and adversely affect us. The lower supply of new vehicles contributed to higher vehicle gross profit on both new and used vehicles sold, which contributed to our higher overall profitability. We expect lower inventories of new vehicles and parts disruptions to continue into 2022 until the supply of certain components used to manufacture vehicles improves. When the supply of vehicles improves, we may experience reduced new and used vehicle gross profit together with higher sales volumes. Moreover, due to remote working and lack of mobility associated with the pandemic in some of our markets, we believe our customers may be driving less, which may affect our service revenues should this trend continue.
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
Workforce. PTS requires a significant number of qualified drivers and technicians, which may be difficult to hire, and is subject to increased compliance costs or work stoppages relating to those employees, particularly in regard to changes in labor laws and time of work rules regarding those employees. PTS contributes to nine U.S. multi-employer pension plans that provide defined benefits to approximately 2,820 associates covered by collective bargaining agreements. If they withdraw or are deemed to withdraw from participation in any of these plans, then applicable law could require them to make withdrawal liability payments to the plan. If any of those plans were deemed to be underfunded, PTS could be subject to additional assessments, which could be substantial.
Fleet risk. As one of the largest purchasers of commercial trucks in North America, PTS requires continued availability from truck manufacturers and suppliers of vehicles and parts for its fleet, which may be uncertain, in particular if a significant recall were to occur. PTS is affected by the same pandemic related supply issues noted above and any failure of the supply chain resulting in limited availability of new trucks or parts may have a material adverse impact on PTS. In addition, because PTS sells a large number of trucks each year and is subject to residual risk for the vehicles it leases to customers, changes in values of used trucks affects PTS’ profitability.
Capital markets risk. PTS relies on banks and the capital markets to fund its operations and capital commitments. PTS had a significant amount of total indebtedness at December 31, 2021, which it uses in part to purchase its vehicle fleet and therefore, is subject to changes in, and continued access to, capital markets.
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
Our business is very competitive. We generally compete with other franchised dealerships in our markets, used vehicle dealerships, private market buyers and sellers of used vehicles, an increasing number of internet-based vehicle sellers, recently, electric vehicle manufacturers that sell direct to consumers, national and local service and repair shops and parts retailers with respect to commercial vehicles, distributors of similar products, and manufacturers in certain markets. Purchase decisions by consumers when shopping for a vehicle are extremely price sensitive. The level of competition in the market can lead to lower selling prices and related profits. If there is a prolonged drop in retail prices or if new vehicle sales are allowed to be made over the internet without the involvement of franchised dealers, our business could be materially adversely affected.
Changes to the retail delivery model, including increased digital retailer competition, efforts to sell vehicles direct outside the franchise system, and transition to an “agency model” of distribution each could adversely affect our business, results of operations, financial condition and cash flows. The retail automotive industry is experiencing a period of unprecedented change and disruption in several respects:
Competition from online retailers. The automotive retail industry is experiencing growing competition in the used vehicle market from companies with a primarily online business model, including companies such as Carvana, Vroom, Shift, Cazoo, and others. We and the other traditional automotive retailers are implementing digital retail strategies, providing consumers with online vehicle purchasing experiences, including at-home delivery. We also continue to develop technology solutions to improve the online buying experience. We may face increased competition for market share with these non-traditional delivery models and digital retailers over time which could materially and adversely affect our results of operations. We cannot be sure that our initiatives will be successful or that the amount we invest in these initiatives will result in our maintaining or enhancing market share and continued or improved financial performance.
Sales outside the franchise system. In recent years, new electric vehicle manufacturers have been able to conduct new vehicle sales outside of the franchised automotive system as new entrants. While the sales levels of these new entrants in the U.S. was approximately 4% of new vehicles and approximately 7% of new vehicles in the U.K., continued market share gains by manufacturers operating outside the franchise system may materially and adversely affect us. Moreover, while we expect continued good relations with our manufacturer partners, should U.S. franchise laws be repealed or amended to allow our existing manufacturer partners to effectively operate outside the franchised system, our results of operations may be materially and adversely impacted. Our franchised automotive dealers in the U.K., European Union, and Japan operate effectively without U.S. franchise law protections.
Agency. Recently, some of our key automotive manufacturer partners have announced plans to explore an agency model of selling new vehicles in the U.K and Europe. Under an agency model, our franchised dealerships would receive a fee for facilitating the sale by the manufacturer of a new vehicle but would not hold the vehicle in inventory as has been historical practice. This model, if eventually adopted, would negatively impact revenues, although the other impacts to our results of operations remain uncertain. While we are uncertain if agency models will be widely adopted in the U.K. and Europe (though we believe any such adoption would not occur until 2023 at the earliest), Mercedes-Benz U.K. has asked each of its U.K. dealers to voluntarily terminate their existing sales franchise agreements and enter into an agency agreement for a similar model described above. We have 14 Mercedes-Benz franchises in the U.K., and we are currently reviewing Mercedes-Benz U.K.’s request.
New mobility models and vehicle electrification will continue to result in rapid changes to the automotive and trucking industries. Shared vehicle services such as Uber and Lyft provide consumers with increased choice in their personal mobility options. The effect of these and similar mobility options on the retail automotive industry is uncertain and may include lower levels of new vehicles sales but with increasing miles driven, which could require additional demand for vehicle maintenance. Most major vehicle manufacturers have announced plans to electrify some or all of their new vehicle fleets in response to concerns about the environment and due to regulatory requirements to limit vehicle emissions. We expect to continue to sell electric and hybrid gas/electric vehicles through our franchised dealerships; however, our service revenues may decline over time as these vehicles may require less physical maintenance than gas and hybrid vehicles due to the absence of certain parts systems. See the risk captioned “Sales outside the franchise system” above.

The effects of the eventual adoption of driverless vehicles are uncertain. Technological advances are facilitating the evolution of driverless vehicles. While many manufacturers offer varying degrees of driver assistance technology, the timing of adoption of true driverless vehicles remains uncertain due to regulatory requirements, additional technological requirements, and uncertain consumer acceptance of these vehicles. The effect of driverless vehicles on the automotive retail and trucking industries is uncertain and could include changes in the level of new and used vehicles sales, the price of new and used vehicles, the levels of service required by driverless vehicles and the role of franchised dealers, any of which could materially and adversely affect our business.
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
Financial Risks
Leverage. Our significant debt and other commitments expose us to a number of risks, including:
Cash requirements for debt and lease obligations. A significant portion of the cash flow we generate must be used to service the interest and principal payments relating to our various financial commitments, including $2.6 billion of floor plan notes payable, $1.5 billion of non-vehicle long-term debt, and $5.5 billion of future lease commitments (including extension periods that are reasonably assured of being exercised and assuming constant consumer price indices). A sustained or significant decrease in our operating cash flows could lead to an inability to meet our debt service or lease requirements or to a failure to meet specified financial and operating covenants included in certain of our agreements. If this were to occur, it may lead to a default under one or more of our commitments and potentially the acceleration of amounts due, which could have a significant and adverse effect on us.
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

We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined. Regulatory authorities in the U.S. have announced their intention to stop compelling banks to submit rates for the calculation of LIBOR ending after June 30, 2023, for the LIBOR tenors that are relevant to our business. Our senior secured revolving credit facility in the U.S. and many of our floorplan arrangements utilize LIBOR as a benchmark for calculating the applicable interest rate, although some of our floorplan arrangements have already transitioned to utilizing an alternative benchmark rate. Our U.K. credit agreement transitioned from LIBOR to the Sterling Overnight Index Average as of December 31, 2021. Changes in the method of calculating LIBOR, the elimination of LIBOR, or the replacement of LIBOR with an alternative rate or benchmark may require us to renegotiate or amend these facilities, loans, and programs, which may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows, and liquidity. We cannot predict the effect of the potential changes to or elimination of LIBOR, the establishment and use of alternative rates or benchmarks, and the corresponding effects on our cost of capital may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.
Impairment of our goodwill or other indefinite-lived intangible assets has in the past had, and in the future could have, a material adverse impact on our earnings. We evaluate goodwill and other indefinite-lived intangible assets for impairment annually and upon the occurrence of an indicator of impairment. Our process for impairment testing of these assets is described further under “Impairment Testing” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates. If we determine that the amount of our goodwill or other indefinite-lived intangible assets are impaired at any point in time, we would be required to reduce the value of these assets on our balance sheet, which would also result in a material non-cash impairment charge that could also have a material adverse effect on our results of operations for the period in which the impairment occurs.
Performance of sublessees. In connection with the sale, relocation, and closure of certain of our franchises, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties in 2021 totaled approximately $22.4 million. In the aggregate, we remain ultimately liable for approximately $150.6 million of such lease payments including payments relating to all available renewal periods. We rely on our sub-tenants to pay the rent and maintain the properties covered by these leases. In the event a subtenant does not perform under the terms of their lease with us, we could be required to fulfill such obligations, which could have a significant and adverse effect on us.
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
Joint ventures. We have significant investments in a variety of joint ventures, including retail automotive operations in Germany, Italy, and Spain. We have a 28.9% interest in PTS. We expect to receive annual operating distributions from PTS and the other ventures and in the case of PTS, realize significant tax savings. These benefits may not be realized if the joint ventures do not perform as expected, or if changes in tax, financial, or regulatory requirements negatively impact the results of the joint venture operations. Our ability to dispose of these investments may be limited. In addition, the relevant joint venture agreement and other contractual restrictions may limit our access to the cash flows of these joint ventures. For example, PTS’ partnership agreement and certain principal debt agreements allow partner distributions only as long as it is not in default under those agreements and the amount it pays does not exceed 50% of its consolidated net income, unless its debt-to-equity ratio is less than 3.0 to 1, in which case its distributions may not exceed 80% of its consolidated net income.
Legal and Compliance Risks
Vehicle manufacturers exercise significant control over us. Each of our new vehicle dealerships and distributor operations operate under franchise and other agreements with automotive manufacturers, commercial vehicle manufacturers, or related distributors. These agreements govern almost every aspect of the operation of our dealerships and give manufacturers the discretion to terminate or not renew our franchise agreements for a variety of reasons, including certain events outside our control such as accumulation of our stock by third parties. They also limit our ability to acquire dealerships on a national, regional, and local basis. Without franchise or distributor agreements, we would be unable to sell or distribute new vehicles or perform manufacturer authorized warranty service. If a significant number of our franchise agreements are terminated, not renewed, or, with respect to our distributor operations, a competing distributor were introduced, we would be materially affected.

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
Privacy Regulation. We are subject to numerous laws and regulations in the U.S. and internationally designed to protect the information of clients, customers, employees and other third parties that we collect and maintain, including the European Union General Data Protection Regulation (the “EUGDPR”) and the United Kingdom General Data Protection Regulation (the "UKGDPR"). Both the EUGDPR and UKGDPR, among other things, mandate new requirements regarding the handling of personal data of employees and customers, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. The state of California has a similar law called the California Consumer Privacy Act (the “CCPA”). The CCPA was amended in 2020 to create the “California Privacy Protection Agency” which will have the authority to audit and enforce privacy rules, among other responsibilities. If we fail to comply with these laws or other similar regulations applicable to our business, we could be subject to significant litigation, monetary damages, regulatory enforcement actions or fines in one or more jurisdictions. For example, a failure to comply with the UKGDPR could result in finds up to the greater of £17.5 million or 4% of annual global revenues.
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
Vehicle requirements. Federal and state governments in our markets have increasingly placed restrictions and limitations on the vehicles sold in the market in an effort to combat perceived negative environmental effects. For example, in the U.S., automotive manufacturers are subject to federally mandated corporate average fuel economy standards, which will increase substantially through 2026. Certain representatives of the U.K. government suggested a ban on the sale of gasoline engines in cars and vans as early as 2030 and a ban on the sale of gasoline hybrid engines in cars and vans as early as 2035. Similar bans have been announced in California, Massachusetts, and New York which would ban the sale of new vehicle with gasoline engines in cars in 2035. Furthermore, numerous states and other jurisdictions, including California, have adopted or are considering regulations requiring the sale of specified numbers of zero-emission vehicles. Significant increases in fuel economy requirements and new restrictions on emissions on vehicles and fuels could adversely affect prices of and demand for the new vehicles that we sell, which could materially adversely affect us.
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
Franchise laws in the U.S. In the U.S., state law generally provides protections to franchised vehicle dealers from discriminatory practices by manufacturers and from unreasonable termination or non-renewal of their franchise agreements. In many states, the laws require that new vehicle sales be conducted exclusively by automotive retailers (not manufacturers). Should U.S. franchise laws be repealed or amended to allow our existing manufacturer partners to effectively operate outside the franchised system, our results of operations may be materially and adversely impacted. See the risk factor captioned “Sales outside the franchise system” above.
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
Related parties. Our two largest stockholders, Penske Corporation and its affiliates (“Penske Corporation”) and Mitsui & Co., Ltd. and its affiliates (“Mitsui”), together beneficially own approximately 63% of our outstanding common stock. The presence of such significant stockholders results in several risks, including:
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
Some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests. Roger Penske, our Chair and Chief Executive Officer and a director, holds the same offices at Penske Corporation. Robert Kurnick, Jr., our President and a director, is also the Vice Chair and a director of Penske Corporation. Bud Denker, our Executive Vice President, Human Resources, is also the President of Penske Corporation. Each of these officers is paid much of their compensation by Penske Corporation. The compensation they receive from us is based on their efforts on our behalf; however, they are not required to spend any specific amount of time on our matters. One of our directors, Greg Penske, is the son of our Chair and also serves as a director of Penske Corporation. Michael Eisenson, one of our directors, is also a director of Penske Corporation. Kota Odagiri, one of our directors, is also an employee of Mitsui & Co. Roger Penske also serves as Chairman of Penske Transportation Solutions, for which he is compensated by PTS.
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
We have a significant number of shares of common stock eligible for future sale. Penske Corporation and Mitsui own approximately 63% of our common stock, and each has two demand registration rights that could result in a substantial number of shares being introduced for sale in the market. We also have a significant amount of authorized but unissued shares. Penske Corporation has pledged a substantial portion of its shares of our common stock as collateral to secure a loan facility. A default by Penske Corporation could result in the foreclosure on those shares by the lenders, after which the lenders could attempt to sell those shares on the open market or to a third party. The introduction of any of these shares into the market could have a material adverse effect on our stock price.
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
Information technology. Our information systems are fully integrated into our operations, and we rely on them to operate effectively, including with respect to electronic interfaces with manufacturers and other vendors, customer relationship management, sales and service scheduling, data storage, and financial and operational reporting. The majority of our systems are licensed from third parties; the most significant of which are provided by a limited number of suppliers in the U.S., U.K., and Australia. The failure of our information systems to perform as designed, the failure to protect the integrity of these systems, or the interruption of these systems due to natural disasters, power loss, unexpected termination of our agreements, or other reasons could significantly and adversely disrupt our business operations, impact sales and results of operations, expose us to customer or third-party claims, or result in adverse publicity.
Cyber-security. As part of our business model, we receive sensitive information regarding customers, associates, and vendors from various online and offline channels. We collect, process, and retain this information in the normal course of our business. Our internal and third-party systems are under a moderate level of risk from cyber criminals or other individuals with malicious intent to gain unauthorized access to our systems. Cyber-attacks continue to grow in number and sophistication thus presenting an ongoing threat to our systems, whether internal or external, used to operate the business on a day-to-day basis. Despite the security measures we have in place, our facilities, systems, associates, and those of our third-party service providers, could be vulnerable to cyber-attacks, ransomware attacks, security breaches, social engineering, malicious software, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. Many companies have disclosed security breaches involving sophisticated cyber-attacks and ransomware attacks that were not recognized or detected until after such companies had been affected, notwithstanding the preventive measures they had in place. Any security breach or event resulting in the misappropriation, loss, or other unauthorized disclosure of confidential information or degradation of services provided by critical business systems, whether by us directly or our third-party service providers, could adversely affect our business operations, sales, reputation with current and potential customers, associates or vendors as well as other operational and financial impacts derived from investigations, litigation, the imposition of penalties, or other means. In addition, our failure to respond quickly and appropriately to such a security breach could exacerbate the consequences of the breach.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
We own our headquarters building in Bloomfield Hills, Michigan. We lease or sublease many of our dealership properties and other facilities. These leases are generally for a period of between 5 and 20 years and are typically structured to include renewal options at our election. We lease office space in Leicester, England and Brisbane, Australia for our other principal administrative headquarters and other corporate related activities. We believe that our facilities are sufficient for our needs and are in good repair.

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
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol “PAG.” As of February 17, 2022, there were 219 holders of record of our common stock.
Dividends
We have announced a cash dividend of $0.47 per share payable on March 1, 2022, to stockholders of record as of February 10, 2022. While future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors, which may include our expectations regarding the severity and duration of the COVID-19 pandemic, earnings, cash flow, capital requirements, restrictions relating to any then-existing indebtedness, financial condition, alternative uses of capital, and other factors, we currently expect to continue to pay comparable dividends in the future.
Securities Repurchases
On December 16, 2021, our Board of Directors authorized the repurchase of $250 million worth of our securities. Prior to the increase, we had $17.0 million in remaining authorization. As of February 8, 2022, we had $194.3 million in repurchase authorization remaining under the securities repurchase program. For further information with respect to repurchases of our shares by us, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Securities Repurchases and Part II, Item 8, Note 15 of the Notes to our Consolidated Financial Statements.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
October 1 to October 31, 2021	—	$—	—	$—
November 1 to November 30, 2021	325,541	$99.31	325,541	$17.0
December 1 to December 31, 2021	411,101	$100.57	411,101	$230.4
	736,642		736,642
SHARE INVESTMENT PERFORMANCE
The following graph compares the cumulative total stockholder returns on our common stock based on an investment of $100 on December 31, 2016, and the close of the market on December 31 of each year thereafter against (i) the Standard & Poor’s 500 Index and (ii) an industry/peer group consisting of Asbury Automotive Group, Inc., AutoNation, Inc., Group 1 Automotive, Inc., Lithia Motors, Inc., and Sonic Automotive, Inc (the "Peer Group"). The graph assumes the reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Penske Automotive Group, Inc., the S&P 500 Index, and a Peer Group

$300
$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21
Penske Automotive Group, Inc.
S&P 500
Peer Group

________________________
*    $100 invested on 12/31/16 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	Cumulative Total Return
	12/16	12/17	12/18	12/19	12/20	12/21
Penske Automotive Group, Inc.	100.00	94.90	82.36	106.20	127.51	235.07
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
Peer Group	100.00	103.99	77.49	130.58	199.62	262.00
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
Overview
We are a diversified international transportation services company and one of the world's premier automotive and commercial truck retailers. We operate dealerships principally in the United States, the United Kingdom, Canada, Germany, Italy, and Japan, and we are one of the largest retailers of commercial trucks in North America for Freightliner. We also distribute and retail commercial vehicles, diesel and gas engines, power systems, and related parts and services principally in Australia and New Zealand. Additionally, we own 28.9% of Penske Transportation Solutions, a business that manages a fleet of over 360,000 vehicles providing innovative transportation, supply chain, and technology solutions to North American fleets. We employ nearly 25,000 people worldwide.

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
Business Overview
In 2021, our business generated $25.6 billion in total revenue, which is comprised of approximately $22.5 billion from retail automotive dealerships, $2.5 billion from retail commercial truck dealerships, and $575.7 million from commercial vehicle distribution operations. We generated $4.4 billion in gross profit, which is comprised of $3.9 billion from retail automotive dealerships, $416.9 million from retail commercial truck dealerships, and $153.7 million from commercial vehicle distribution operations.
Retail Automotive. We are one of the largest global automotive retailers as measured by the $22.5 billion in total retail automotive dealership revenue we generated in 2021. As of December 31, 2021, we operated 320 retail automotive franchised dealerships, of which 146 are located in the U.S. and 174 are located outside of the U.S. The franchised dealerships outside the U.S. are located primarily in the U.K. As described below, we also operate 23 used vehicle dealerships in the U.S. and U.K. under the CarShop brand. Through these franchised and used vehicle dealerships, we retailed and wholesaled more than 553,000 vehicles in 2021. We are diversified geographically with 58% of our total retail automotive dealership revenues in 2021 generated in the U.S. and Puerto Rico and 42% generated outside the U.S. We offer over 35 vehicle brands with 71% of our retail automotive franchised dealership revenue in 2021 generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz, and Porsche. Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services, the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts, and replacement and aftermarket automotive products. We operate our franchised dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry.
As of December 31, 2021, we operated 23 used vehicle dealerships in the U.S. and the U.K. which retail and wholesale used vehicles under a one price, “no-haggle” methodology under the CarShop brand. Our operations consist of eight retail dealerships in the U.S. and 15 retail dealerships and a vehicle preparation center in the U.K. During 2021, we opened four CarShop dealerships in the U.K. and two CarShop dealerships in the U.S., representing a 35% increase in locations compared to 2020. For the year ended December 31, 2021, our used vehicle dealerships retailed 63,403 units and generated $1.5 billion in revenue. Retail automotive dealerships represented 88.1% of our total revenues and 87.2% of our total gross profit in 2021.
Retail Commercial Truck Dealership. We operate Premier Truck Group (“PTG”), a heavy- and medium-duty truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands) with locations in Texas, Oklahoma, Tennessee, Georgia, Utah, Idaho, Kansas, Missouri, Oregon, and Canada. In 2021, we acquired Kansas City

Freightliner (“KCFL”), a retailer of heavy- and medium-duty commercial trucks in Kansas and Missouri. KCFL added four full-service dealerships, four parts and service centers, and two collision centers to PTG’s operations. We also acquired McCoy Freightliner ("McCoy"), a retailer of heavy- and medium-duty commercial trucks in Oregon. McCoy adds two full-service dealerships and a remarketing center to PTG's existing operations. As of December 31, 2021, PTG operated 37 locations which sell new and used trucks, parts and service, and collision repair services. This business represented 9.6% of our total revenues and 9.4% of our total gross profit in 2021.
Penske Australia. Penske Australia is the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler Truck brand), MAN heavy- and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand, and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU (a Rolls-Royce solution), Detroit Diesel, Allison Transmission, and Bergen Engines. Penske Australia offers products across the on- and off-highway markets, including in the mining, power generation, defense, marine, rail, and construction sectors and supports full parts and aftersales service through a network of branches, field service locations, and dealers across the region. These businesses represented 2.3% of our total revenues and 3.4% of our total gross profit in 2021.
Penske Transportation Solutions. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P (“PTL”). PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. (“Mitsui”). We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments. Penske Transportation Solutions (“PTS”) is the universal brand name for PTL’s various business lines through which it is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental, and contract maintenance along with logistic services, such as dedicated contract carriage, distribution center management, transportation management, lead logistics provider services, and dry van truckload carrier services. We recorded $365.8 million in equity earnings from this investment in 2021.
Outlook
Please see “Outlook” in Part I, Item 1 for a discussion of our outlook in our markets.
Operating Overview
Automotive and commercial truck dealerships represent over 95% and 75% of our revenue and our earnings before taxes, respectively. Income from our PTS investment represents over 20% of our earnings before taxes. New and used vehicle revenues typically include sales to retail customers, fleet customers, and leasing companies providing consumer leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, sales of third-party insurance policies, commissions relating to the sale of finance and lease contracts to third parties, and the sales of certain other products. Service and parts revenues include fees paid by customers for repair, maintenance and collision services, and the sale of replacement parts and other aftermarket accessories as well as warranty repairs that are reimbursed directly by various vehicle manufacturers.
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
Aggregate revenue and gross profit increased $5,110.8 million, or 25.0%, and $1,256.3 million, or 39.5%, respectively, during 2021 compared to 2020.
As exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to weaken against the U.S. Dollar, our U.K. results of operations would translate into less U.S. Dollar reported results. Foreign currency average rate fluctuations increased revenue and gross profit by $754.2 million and $118.5 million, respectively, in 2021. Foreign currency average rate fluctuations increased earnings per share from continuing operations by approximately $0.24 per share in 2021. Excluding the impact of foreign currency average rate fluctuations, revenue and gross profit increased 21.3% and 35.7%, respectively, in 2021.
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
Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories that are secured by those vehicles. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing, and includes interest relating to our retail commercial truck dealership and commercial vehicle distribution operations. The cost of our variable rate indebtedness is based on the prime rate, defined London Interbank Offered Rate (“LIBOR”), the Bank of England Base Rate, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Tokyo Interbank Offered Rate, the Australian Bank Bill Swap Rate, or the New Zealand Bank Bill Benchmark Rate.
Regulatory authorities in the U.S. have announced their intention to stop compelling banks to submit rates for the calculation of LIBOR, ending after June 30, 2023 for the LIBOR tenors that are relevant to our business. Our senior secured revolving credit facility in the U.S. and many of our floorplan arrangements, utilize LIBOR as a benchmark for calculating the applicable interest rate, although some of our floorplan arrangements have already transitioned to utilizing an alternative benchmark rate. Our U.K. credit agreement transitioned from LIBOR to the Sterling Overnight Index Average as of December 31, 2021. We cannot predict the effect of the potential changes to or elimination of LIBOR or the establishment and use of alternative rates or benchmarks and the corresponding effects on our cost of capital.
The future success of our business is dependent upon, among other things, general economic and industry conditions, including the effect of COVID-19 on the global economy; the distribution rate and acceptance of vaccines for COVID-19; our ability to react effectively to changing business conditions in light of the COVID-19 pandemic; our ability to consummate and integrate acquisitions; the level of vehicle sales in the markets where we operate; our ability to obtain vehicles and parts from our manufacturers, especially in light of the COVID-19 pandemic and global shortages in microchip availability or other vehicle components; changes in the retail model either from direct sales by manufacturers, sales by online competitors, or from the expansion of electric vehicles; our ability to realize returns on our significant capital investment in new and upgraded dealership facilities; our ability to navigate a rapidly changing automotive and truck landscape; the success of our distribution of commercial vehicles, engines, and power systems; and the return realized from our investments in various joint ventures and other non-consolidated investments. See Item 1A. Risk Factors above and Forward-Looking Statements below.
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
Revenue Recognition
Dealership Vehicle, Parts, and Service Sales. We record revenue for vehicle sales at a point in time when vehicles are delivered, which is when the transfer of title, risks and rewards of ownership, and control are considered passed to the customer. We record revenue for vehicle service and collision work over time as work is completed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general, and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received or upon attainment of the particular program goals if not associated with individual vehicles. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenue). During 2021, 2020, and 2019, we earned $635.7 million, $588.7 million, and $698.4 million, respectively, of rebates, incentives, and reimbursements from manufacturers, of which $620.3 million, $575.4 million, and $679.2 million, respectively, was recorded as a reduction of cost of sales. The remaining $15.4 million, $13.3 million, and $19.2 million was recorded as a reduction of selling, general, and administrative expenses during 2021, 2020, and 2019, respectively.
Dealership Finance and Insurance Sales. Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection, and extended service contracts. These commissions are recorded as revenue at a point in time when the customer enters into the contract. Payment is typically due and collected within 30 days subsequent to the execution of the contract with the customer. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $33.7 million and $28.7 million as of December 31, 2021, and December 31, 2020, respectively.
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
Impairment Testing
Other indefinite-lived intangible assets are assessed for impairment annually on October 1 and upon the occurrence of an indicator of impairment through a comparison of its carrying amount and estimated fair value. These indefinite-lived intangible assets relate to franchise agreements with vehicle manufacturers and distributors, which represent the estimated value of franchises acquired in business combinations, and distribution agreements with commercial vehicle manufacturers and other manufacturers, which represent the estimated value for distribution rights acquired in business combinations. An indicator of impairment exists if the carrying value exceeds its estimated fair value, and an impairment loss may be recognized up to that excess. The fair value is determined using a discounted cash flow approach, which includes assumptions about revenue and profitability growth, profit margins, and the cost of capital. We also evaluate in connection with the annual impairment testing whether events and circumstances continue to support our assessment that the other indefinite-lived intangible assets continue to have an indefinite life.
Goodwill impairment is assessed at the reporting unit level annually on October 1 and upon the occurrence of an indicator of impairment. Our operations are organized by management into operating segments by line of business and geography. We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations which includes our investment in PTS and other various investments. We have determined that the dealerships in each of our operating segments within the Retail Automotive reportable segment are components that are aggregated into six reporting units for the purpose of goodwill impairment testing as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and/or used vehicles, service, parts, and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals), and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The reporting units are Eastern, Central, and Western United States, Used Vehicle Dealerships United States, International, and Used Vehicle Dealerships International. Our Retail Commercial Truck reportable segment has been determined to represent one operating segment and reporting unit. The goodwill included in our Other reportable segment relates primarily to our commercial vehicle distribution operating segment. There is no goodwill recorded in our Non-Automotive Investments reportable segment.

For our Retail Automotive, Retail Commercial Truck, and Other reporting units, we prepared a qualitative assessment of the carrying value of goodwill using the criteria in ASC 350-20-35-3 to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. If it were determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, additional analysis would be unnecessary. During 2021, we concluded that for each of our reporting units their fair values were more likely than not greater than their carrying values. If additional impairment testing was necessary, we would have estimated the fair value of our reporting units using an “income” valuation approach. The “income” valuation approach estimates our enterprise value using a net present value model, which discounts projected free cash flows of our business using the weighted average cost of capital as the discount rate. We would also have validated the fair value for each reporting unit using the income approach by calculating a cash earnings multiple and determining whether the multiple was reasonable compared to recent market transactions completed by the Company or in the industry. As part of that assessment, we would also have reconciled the estimated aggregate fair values of our reporting units to our market capitalization. We believe this reconciliation process is consistent with a market participant perspective. This consideration would also include a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest and other significant assumptions, including revenue and profitability growth, franchise profit margins, residual values, and the cost of capital.
Investments
We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $1,688.1 million and $1,500.3 million as of December 31, 2021, and 2020, respectively, including $1,643.1 million and $1,419.2 million relating to PTS as of December 31, 2021, and 2020, respectively. We currently hold a 28.9% ownership interest in PTS.
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
Self-Insurance
We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, vehicle physical damage insurance, property insurance, employment practices liability insurance, information security risk insurance, directors and officers’ insurance, and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and for certain exposures, we either have no insurance or we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $33.5 million and $29.7 million as of December 31, 2021, and 2020, respectively.
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
The results for 2021 include a tax expense of $10.8 million, or $0.13 per share, related to revaluation of our U.K. deferred tax assets and liabilities due to an increase in the U.K. corporate tax rate from 19% currently to 25%, beginning on April 1, 2023. We also incurred a $17.0 million expense in connection with the redemption of our 5.50% senior subordinated notes due in 2026 during the second quarter of 2021, consisting of a $13.8 million redemption premium and the write-off of $3.2 million of unamortized debt issuance costs, resulting in an after-tax charge of $12.6 million, or $0.16 per share. In addition, we had a loss on investment for the revaluation of the Nicole Group of $9.1 million, or $0.11 per share.
The results for 2020 include a net income tax benefit of $11.4 million, or $0.14 per share, related to the CARES Act and various other U.S. and foreign tax legislation changes. The results for 2020 also include a loss on debt extinguishment of $6.4 million, or $0.08 per share and a gain on the sale of retail automotive dealerships of $3.3 million, or $0.04 per share.
The results for 2021 and 2020 have been impacted by the COVID-19 pandemic, and each of the items mentioned below should be reviewed in light of our discussion under “COVID-19 Disclosure.”
For the discussion and analysis comparing the results of operations for 2019 to 2020, we refer you to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2020 Form 10-K filed on February 19, 2021.

Retail Automotive Dealership New Vehicle Data
(In millions, except unit and per unit amounts)

			2021 vs. 2020				2020 vs. 2019
New Vehicle Data	2021	2020	Change	% Change	2020	2019	Change	% Change
New retail unit sales	195,384	178,437	16,947	9.5%	178,437	222,704	(44,267)	(19.9)%
Same-store new retail unit sales	193,946	175,873	18,073	10.3%	176,153	212,848	(36,695)	(17.2)%
New retail sales revenue	$9,843.2	$8,080.5	$1,762.7	21.8%	$8,080.5	$9,329.5	$(1,249.0)	(13.4)%
Same-store new retail sales revenue	$9,724.8	$7,994.5	$1,730.3	21.6%	$8,007.2	$9,013.4	$(1,006.2)	(11.2)%
New retail sales revenue per unit	$50,379	$45,285	$5,094	11.2%	$45,285	$41,892	$3,393	8.1%
Same-store new retail sales revenue per unit	$50,142	$45,456	$4,686	10.3%	$45,456	$42,347	$3,109	7.3%
Gross profit — new	$1,045.5	$652.8	$392.7	60.2%	$652.8	$695.6	$(42.8)	(6.2)%
Same-store gross profit — new	$1,026.4	$648.0	$378.4	58.4%	$648.7	$676.2	$(27.5)	(4.1)%
Average gross profit per new vehicle retailed	$5,351	$3,659	$1,692	46.2%	$3,659	$3,124	$535	17.1%
Same-store average gross profit per new vehicle retailed	$5,292	$3,684	$1,608	43.6%	$3,683	$3,177	$506	15.9%
Gross margin % — new	10.6%	8.1%	2.5%	30.9%	8.1%	7.5%	0.6%	8.0%
Same-store gross margin % — new	10.6%	8.1%	2.5%	30.9%	8.1%	7.5%	0.6%	8.0%
Units
Retail unit sales of new vehicles increased from 2020 to 2021 primarily due to an 18,073 unit, or 10.3%, increase in same-store new retail unit sales. Same-store units increased 15.2% in the U.S. and 1.2% internationally. Overall, new units increased 14.0% in the U.S. and 1.2% internationally. We believe the increase in same-store unit sales is due to a stronger economic outlook, the lifting of lockdown restrictions implemented due to COVID-19, favorable interest rates, and improved levels of consumer confidence when compared to the same period last year at the onset of the COVID-19 pandemic.
Revenues
New vehicle retail sales revenue increased from 2020 to 2021 due to a $1,730.3 million, or 21.6%, increase in same-store revenues, coupled with a $32.4 million increase from net dealership acquisitions. Excluding $220.2 million of favorable foreign currency fluctuations, same-store new retail revenue increased 18.9%. The same-store revenue increase is due to the increase in same-store new retail unit sales, which increased revenue by $906.2 million, coupled with a $4,686 per unit increase in comparative average selling prices (including a $1,135 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $824.1 million. We believe the increase in same-store comparative average selling price is due to increased customer demand and a lower supply of new vehicles available for sale, which has been caused by production disruptions resulting from a shortage of microchips or other components.
Gross Profit
Retail gross profit from new vehicle sales increased from 2020 to 2021 due to a $378.4 million, or 58.4%, increase in same-store gross profit, coupled with a $14.3 million increase from net dealership acquisitions. Excluding $19.5 million of favorable foreign currency fluctuations, same-store gross profit increased 55.4%. The increase in same-store gross profit is due to a $1,608 per unit increase in the average gross profit per new vehicle retailed (including a $100 per unit increase attributable to favorable foreign currency fluctuations), which increased gross profit by $282.8 million, coupled with the increase in same-store new retail unit sales, which increased gross profit by $95.6 million. We believe the increase in same-store comparative average gross profit per unit is attributed to increased customer demand and a lower supply of new vehicles available for sale, which has been caused by production disruptions resulting from a shortage of microchips or other components.
Retail Automotive Dealership Used Vehicle Data
(In millions, except unit and per unit amounts)

			2021 vs. 2020				2020 vs. 2019
Used Vehicle Data	2021	2020	Change	% Change	2020	2019	Change	% Change
Used retail unit sales	264,520	233,469	31,051	13.3%	233,469	284,190	(50,721)	(17.8)%
Same-store used retail unit sales	257,386	230,468	26,918	11.7%	226,920	273,732	(46,812)	(17.1)%
Used retail sales revenue	$8,549.0	$6,414.7	$2,134.3	33.3%	$6,414.7	$7,241.2	$(826.5)	(11.4)%
Same-store used retail sales revenue	$8,360.6	$6,343.0	$2,017.6	31.8%	$6,289.4	$7,015.2	$(725.8)	(10.3)%
Used retail sales revenue per unit	$32,319	$27,476	$4,843	17.6%	$27,476	$25,480	$1,996	7.8%
Same-store used retail sales revenue per unit	$32,483	$27,522	$4,961	18.0%	$27,716	$25,628	$2,088	8.1%
Gross profit — used	$666.6	$388.9	$277.7	71.4%	$388.9	$366.1	$22.8	6.2%
Same-store gross profit — used	$652.5	$386.0	$266.5	69.0%	$382.4	$359.8	$22.6	6.3%
Average gross profit per used vehicle retailed	$2,520	$1,666	$854	51.3%	$1,666	$1,288	$378	29.3%
Same-store average gross profit per used vehicle retailed	$2,535	$1,675	$860	51.3%	$1,685	$1,314	$371	28.2%
Gross margin % — used	7.8%	6.1%	1.7%	27.9%	6.1%	5.1%	1.0%	19.6%
Same-store gross margin % — used	7.8%	6.1%	1.7%	27.9%	6.1%	5.1%	1.0%	19.6%
Units
Retail unit sales of used vehicles increased from 2020 to 2021 due to a 26,918 unit, or 11.7%, increase in same-store used retail unit sales, coupled with a 4,133 unit increase from net dealership acquisitions. Same-store units increased 17.1% in the U.S. and 6.8% internationally. Same-store retail units for our U.S. and U.K. CarShop used vehicle dealerships increased 29.0% and 3.0%, respectively. Overall, used units increased 17.4% in the U.S. and 9.6% internationally. We believe the increase in same-store unit sales is due to a stronger economic outlook, the lifting of lockdown restrictions implemented due to COVID-19, favorable interest rates, and improved levels of consumer confidence when compared to the same period last year at the onset of the COVID-19 pandemic. We believe this increase is also related to consumers looking to acquire used vehicles to compensate for the lower supply of new vehicles available for sale, which has been caused by production disruptions resulting from a shortage of microchips or other components.
Revenues
Used vehicle retail sales revenue increased from 2020 to 2021 due to a $2,017.6 million, or 31.8%, increase in same-store revenues, coupled with a $116.7 million increase from net dealership acquisitions. Excluding $298.1 million of favorable foreign currency fluctuations, same-store used retail revenue increased 27.1%. The same-store revenue increase is primarily due to a $4,961 per unit increase in comparative average selling prices (including a $1,158 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $1,143.4 million, coupled with the increase in same-store used retail unit sales, which increased revenue by $874.2 million. The average sales price per unit for our CarShop dealerships increased 22.9% to $19,549. We believe the increase in same-store comparative average selling price is primarily due to consumers looking to acquire used vehicles to compensate for the lower supply of new vehicles available for sale, which has been caused by production disruptions resulting from a shortage of microchips or other components.
Gross Profit
Retail gross profit from used vehicle sales increased from 2020 to 2021 due to $266.5 million, or 69.0%, increase in same-store gross profit, coupled with an $11.2 million increase from net dealership acquisitions. Excluding $21.5 million of favorable foreign currency fluctuations, same-store gross profit increased 63.5%. The increase in same-store gross profit is due to an $860 per unit increase in average gross profit per used vehicle retailed (including an $83 per unit increase attributable to favorable foreign currency fluctuations), which increased gross profit by $198.2 million, coupled with the increase in same-store used retail unit sales, which increased gross profit by $68.3 million. The average gross profit per unit for our CarShop used vehicle dealerships increased 29.4% to $1,195. We believe the increase in same-store comparative average gross profit per unit is primarily due to consumers looking to acquire used vehicles to compensate for the lower supply of new vehicles available for sale, which has been caused by production disruptions resulting from a shortage of microchips or other components.
Retail Automotive Dealership Finance and Insurance Data
(In millions, except unit and per unit amounts)

			2021 vs. 2020				2020 vs. 2019
Finance and Insurance Data	2021	2020	Change	% Change	2020	2019	Change	% Change
Total retail unit sales	459,904	411,906	47,998	11.7%	411,906	506,894	(94,988)	(18.7)%
Total same-store retail unit sales	451,332	406,341	44,991	11.1%	403,073	486,580	(83,507)	(17.2)%
Finance and insurance revenue	$780.5	$576.3	$204.2	35.4%	$576.3	$652.1	$(75.8)	(11.6)%
Same-store finance and insurance revenue	$768.5	$570.1	$198.4	34.8%	$566.1	$634.0	$(67.9)	(10.7)%
Finance and insurance revenue per unit	$1,697	$1,399	$298	21.3%	$1,399	$1,287	$112	8.7%
Same-store finance and insurance revenue per unit	$1,703	$1,403	$300	21.4%	$1,404	$1,303	$101	7.8%
Finance and insurance revenue increased from 2020 to 2021 due to a $198.4 million, or 34.8%, increase in same-store revenues, coupled with a $5.8 million increase from net dealership acquisitions. Excluding $19.5 million of favorable foreign currency fluctuations, same-store finance and insurance revenue increased 31.4%. The same-store revenue increase is due to a $300 per unit increase in comparative average finance and insurance revenue per unit (including a $44 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $121.9 million, coupled with the increase in same-store retail unit sales, which increased revenue by $76.5 million. Finance and insurance revenue per unit increased 22.1% in the U.S. and 17.3% in the U.K. We believe the increase in same-store finance and insurance revenue per unit is primarily due to our efforts to increase finance and insurance penetration, which include implementing interactive digital customer sales platforms, additional training, and targeting underperforming locations, coupled with the increase in average selling price per unit of new and used vehicles.

Retail Automotive Dealership Service and Parts Data
(In millions)

			2021 vs. 2020				2020 vs. 2019
Service and Parts Data	2021	2020	Change	% Change	2020	2019	Change	% Change
Service and parts revenue	$2,165.6	$1,883.7	$281.9	15.0%	$1,883.7	$2,195.9	$(312.2)	(14.2)%
Same-store service and parts revenue	$2,141.0	$1,857.2	$283.8	15.3%	$1,867.4	$2,134.3	$(266.9)	(12.5)%
Gross profit — service and parts	$1,307.3	$1,127.4	$179.9	16.0%	$1,127.4	$1,305.8	$(178.4)	(13.7)%
Same-store service and parts gross profit	$1,291.7	$1,113.0	$178.7	16.1%	$1,115.7	$1,266.3	$(150.6)	(11.9)%
Gross margin % — service and parts	60.4%	59.9%	0.5%	0.8%	59.9%	59.5%	0.4%	0.7%
Same-store service and parts gross margin %	60.3%	59.9%	0.4%	0.7%	59.7%	59.3%	0.4%	0.7%
Revenues
Service and parts revenue increased from 2020 to 2021 with an increase of 13.8% in the U.S. and 17.3% internationally. The increase in service and parts revenue is primarily due to a $283.8 million, or 15.3%, increase in same-store revenues. Excluding $43.5 million of favorable foreign currency fluctuations, same-store revenue increased 12.9%. The increase in same-store revenue is due to a $277.2 million, or 21.8%, increase in customer pay revenue and an $8.8 million, or 7.4%, increase in vehicle preparation and body shop revenue, partially offset by a $2.2 million, or 0.5%, decrease in warranty revenue. We believe the increase in same-store service and parts revenue is related to a stronger economic outlook, improved levels of consumer confidence, and the lifting of many COVID-19 restrictions resulting in increases in vehicle miles traveled compared to the same period last year.
Gross Profit
Service and parts gross profit increased from 2020 to 2021 due to a $178.7 million, or 16.1%, increase in same-store gross profit, coupled with a $1.2 million increase from net acquisitions. Excluding $26.8 million of favorable foreign currency fluctuations, same-store gross profit increased 13.6%. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $171.2 million, coupled with a 0.4% increase in same-store gross margin, which increased gross profit by $7.5 million. The same-store gross profit increase is due to a $139.0 million, or 22.6%, increase in customer pay gross profit and a $40.4 million, or 16.6%, increase in vehicle preparation and body shop gross profit, partially offset by a $0.7 million, or 0.3%, decrease in warranty gross profit.

Retail Commercial Truck Dealership Data
(In millions, except unit and per unit amounts)

			2021 vs. 2020				2020 vs. 2019
New Commercial Truck Data	2021	2020	Change	% Change	2020	2019	Change	% Change
New retail unit sales	13,000	11,324	1,676	14.8%	11,324	11,897	(573)	(4.8)%
Same-store new retail unit sales	10,983	11,324	(341)	(3.0)%	7,577	8,415	(838)	(10.0)%
New retail sales revenue	$1,540.1	$1,315.9	$224.2	17.0%	$1,315.9	$1,347.2	$(31.3)	(2.3)%
Same-store new retail sales revenue	$1,322.3	$1,315.9	$6.4	0.5%	$885.9	$934.3	$(48.4)	(5.2)%
New retail sales revenue per unit	$118,467	$116,201	$2,266	2.0%	$116,201	$113,239	$2,962	2.6%
Same-store new retail sales revenue per unit	$120,399	$116,201	$4,198	3.6%	$116,915	$111,024	$5,891	5.3%
Gross profit — new	$80.2	$50.4	$29.8	59.1%	$50.4	$61.4	$(11.0)	(17.9)%
Same-store gross profit — new	$72.8	$50.4	$22.4	44.4%	$34.2	$40.1	$(5.9)	(14.7)%
Average gross profit per new truck retailed	$6,166	$4,451	$1,715	38.5%	$4,451	$5,164	$(713)	(13.8)%
Same-store average gross profit per new truck retailed	$6,628	$4,451	$2,177	48.9%	$4,513	$4,762	$(249)	(5.2)%
Gross margin % — new	5.2%	3.8%	1.4%	36.8%	3.8%	4.6%	(0.8)%	(17.4)%
Same-store gross margin % — new	5.5%	3.8%	1.7%	44.7%	3.9%	4.3%	(0.4)%	(9.3)%
Units
Retail unit sales of new trucks increased from 2020 to 2021 due to a 2,017 unit increase from net dealership acquisitions, partially offset by a 341 unit, or 3.0%, decrease in same-store retail unit sales. We believe the decrease in same-store unit sales is due to a lower supply of new trucks available for sale, which has been caused by production disruptions resulting from a shortage of microchips or other components.
Revenues
New commercial truck retail sales revenue increased from 2020 to 2021 due to a $217.8 million increase from net dealership acquisitions, coupled with a $6.4 million, or 0.5%, increase in same-store revenues. The same-store revenue increase is due to a $4,198 per unit increase in comparative average selling prices, which increased revenue by $46.1 million, partially offset by the decrease in same-store new retail unit sales, which decreased revenue by $39.7 million. We believe the increase in same-store comparative average selling price is due to increased customer demand, stronger economic outlook, and a lower supply of new trucks available for sale, which has been caused by production disruptions resulting from a shortage of microchips or other components.

Gross Profit
New commercial truck retail gross profit increased from 2020 to 2021 due to a $22.4 million, or 44.4%, increase in same-store gross profit, coupled with a $7.4 million increase from net dealership acquisitions. The increase in same-store gross profit is due to a $2,177 per unit increase in comparative average gross profit, which increased gross profit by $23.9 million, partially offset by the decrease in same-store new retail unit sales, which decreased gross profit by $1.5 million. We believe the increase in same-store comparative average gross profit per unit is attributed to increased customer demand, stronger economic outlook, and a lower supply of new trucks available for sale, which has been caused by production disruptions resulting from a shortage of microchips or other components.

			2021 vs. 2020				2020 vs. 2019
Used Commercial Truck Data	2021	2020	Change	% Change	2020	2019	Change	% Change
Used retail unit sales	3,431	3,826	(395)	(10.3)%	3,826	1,954	1,872	95.8%
Same-store used retail unit sales	3,191	3,826	(635)	(16.6)%	2,530	1,644	886	53.9%
Used retail sales revenue	$270.6	$194.2	$76.4	39.3%	$194.2	$117.0	$77.2	66.0%
Same-store used retail sales revenue	$251.3	$194.2	$57.1	29.4%	$129.7	$97.8	$31.9	32.6%
Used retail sales revenue per unit	$78,874	$50,747	$28,127	55.4%	$50,747	$59,865	$(9,118)	(15.2)%
Same-store used retail sales revenue per unit	$78,766	$50,747	$28,019	55.2%	$51,279	$59,510	$(8,231)	(13.8)%
Gross profit — used	$48.1	$0.4	$47.7	11,925.0%	$0.4	$9.2	$(8.8)	(95.7)%
Same-store gross profit — used	$44.3	$0.4	$43.9	10,975.0%	$5.2	$7.9	$(2.7)	(34.2)%
Average gross profit per used truck retailed	$14,015	$97	$13,918	14,348.5%	$97	$4,706	$(4,609)	(97.9)%
Same-store average gross profit per used truck retailed	$13,872	$97	$13,775	14,201.0%	$2,073	$4,836	$(2,763)	(57.1)%
Gross margin % — used	17.8%	0.2%	17.6%	8,800.0%	0.2%	7.9%	(7.7)%	(97.5)%
Same-store gross margin % — used	17.6%	0.2%	17.4%	8,700.0%	4.0%	8.1%	(4.1)%	(50.6)%
Units
Retail unit sales of used trucks decreased from 2020 to 2021 due to a 635 unit, or 16.6%, decrease in same-store retail unit sales, partially offset by a 240 unit increase from net dealership acquisitions. We believe the decrease in same-store unit sales is due to a lower supply of used trucks available for sale, which has been caused by a stronger economy which increased demand for trucks, coupled with limited availability of new trucks resulting from production disruptions from a shortage of microchips or other components.
Revenues
Used commercial truck retail sales revenue increased from 2020 to 2021 due to a $57.1 million, or 29.4%, increase in same-store revenues, coupled with a $19.3 million increase from net dealership acquisitions. The same-store revenue increase is due to a $28,019 per unit increase in comparative average selling prices, which increased revenue by $89.4 million, partially offset by the decrease in same-store used retail unit sales, which decreased revenue by $32.3 million. We believe the increase in same-store comparative average selling price is primarily due to consumers looking to acquire used trucks to compensate for the lower supply of new trucks available for sale, which has been caused by production disruptions resulting from a shortage of microchips or other components.

Gross Profit
Used commercial truck retail gross profit increased from 2020 to 2021 due to a $43.9 million increase in same-store gross profit, coupled with a $3.8 million increase from net dealership acquisitions. The increase in same-store gross profit is due to a $13,775 per unit increase in average gross profit per used truck retailed, which increased gross profit by $43.9 million. We believe the increase in same-store comparative average gross profit per unit is primarily due to consumers looking to acquire used trucks to compensate for the lower supply of new trucks available for sale, which has been caused by production disruptions resulting from a shortage of microchips or other components.

			2021 vs. 2020				2020 vs. 2019
Service and Parts Data	2021	2020	Change	% Change	2020	2019	Change	% Change
Service and parts revenue	$609.0	$478.1	$130.9	27.4%	$478.1	$503.3	$(25.2)	(5.0)%
Same-store service and parts revenue	$537.6	$478.1	$59.5	12.4%	$335.4	$371.9	$(36.5)	(9.8)%
Gross profit — service and parts	$257.0	$207.3	$49.7	24.0%	$207.3	$182.4	$24.9	13.7%
Same-store service and parts gross profit	$228.3	$207.3	$21.0	10.1%	$135.9	$146.8	$(10.9)	(7.4)%
Gross margin % — service and parts	42.2%	43.4%	(1.2)%	(2.8)%	43.4%	36.2%	7.2%	19.9%
Same-store service and parts gross margin %	42.5%	43.4%	(0.9)%	(2.1)%	40.5%	39.5%	1.0%	2.5%
Revenues
Service and parts revenue increased from 2020 to 2021 due to a $71.4 million increase from net dealership acquisitions, coupled with a $59.5 million, or 12.4%, increase in same-store revenues. Customer pay work represents approximately 79.8% of PTG’s service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The increase in same-store revenue is due to a $57.8 million, or 15.6%, increase in customer pay revenue and a $2.2 million, or 2.6%, increase in warranty revenue, partially offset by a $0.5 million, or 2.2%, decrease in body shop revenue. We believe the increase in same-store service and parts revenue is primarily due to higher freight rates which increase utilization and coupled with the prolonged reliance on older trucks resulting from the decreased supply of new trucks, which generates additional service and parts revenues.
Gross Profit
Service and parts gross profit increased from 2020 to 2021 due to a $28.7 million increase from net dealership acquisitions, coupled with a $21.0 million, or 10.1%, increase in same-store gross profit. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $25.3 million, partially offset by a 0.9% decrease in gross margin, which decreased gross profit by $4.3 million. The same-store gross profit increase is due to a $21.9 million, or 16.1%, increase in customer pay gross profit and a $1.2 million, or 2.5%, increase in warranty gross profit, partially offset by a $2.1 million, or 8.9%, decrease in body shop gross profit.
Commercial Vehicle Distribution Data
(In millions, except unit amounts)

			2021 vs. 2020				2020 vs. 2019
Penske Australia Data	2021	2020	Change	% Change	2020	2019	Change	% Change
Units	1,628	966	662	68.5%	966	1,569	(603)	(38.4)%
Sales revenue	$575.7	$454.2	$121.5	26.8%	$454.2	$513.1	$(58.9)	(11.5)%
Gross profit	$153.7	$122.3	$31.4	25.7%	$122.3	$138.8	$(16.5)	(11.9)%

Penske Australia primarily distributes and services commercial vehicles, engines, and power systems. This business generated $575.7 million of revenue during 2021 compared to $454.2 million of revenue during 2020, an increase of 26.8%. This business generated $153.7 million of gross profit during 2021 compared to $122.3 million of gross profit during 2020, an increase of 25.7%.
These improved results from 2020 to 2021 are primarily due to an increase in commercial demand for trucks in Australia, an increase in service and parts, and increased sales to our defense and power generation product lines. Excluding $47.7 million of revenue attributable to favorable foreign currency fluctuations, revenues increased 16.2%. Excluding $11.8 million of gross profit attributable to favorable foreign currency fluctuations, gross profit increased 16.0%.
Selling, General and Administrative Data
(In millions)

			2021 vs. 2020				2020 vs. 2019
Selling, General, and Administrative Data	2021	2020	Change	% Change	2020	2019	Change	% Change
Personnel expense	$1,848.9	$1,402.4	$446.5	31.8%	$1,402.4	$1,570.8	$(168.4)	(10.7)%
Advertising expense	$119.2	$81.1	$38.1	47.0%	$81.1	$112.6	$(31.5)	(28.0)%
Rent & related expense	$342.7	$316.6	$26.1	8.2%	$316.6	$339.9	$(23.3)	(6.9)%
Other expense	$652.1	$564.4	$87.7	15.5%	$564.4	$669.9	$(105.5)	(15.7)%
Total SG&A expenses	$2,962.9	$2,364.5	$598.4	25.3%	$2,364.5	$2,693.2	$(328.7)	(12.2)%
Same-store SG&A expenses	$2,893.3	$2,334.3	$559.0	23.9%	$2,265.5	$2,578.0	$(312.5)	(12.1)%

Personnel expense as % of gross profit	41.6%	44.0%	(2.4)%	(5.5)%	44.0%	45.5%	(1.5)%	(3.3)%
Advertising expense as % of gross profit	2.7%	2.5%	0.2%	8.0%	2.5%	3.3%	(0.8)%	(24.2)%
Rent & related expense as % of gross profit	7.7%	9.9%	(2.2)%	(22.2)%	9.9%	9.8%	0.1%	1.0%
Other expense as % of gross profit	14.7%	17.9%	(3.2)%	(17.9)%	17.9%	19.3%	(1.4)%	(7.3)%
Total SG&A expenses as % of gross profit	66.7%	74.3%	(7.6)%	(10.2)%	74.3%	77.9%	(3.6)%	(4.6)%
Same-store SG&A expenses as % of same-store gross profit	66.7%	74.0%	(7.3)%	(9.9)%	73.8%	77.8%	(4.0)%	(5.1)%
Selling, general, and administrative expenses (“SG&A”) increased from 2020 to 2021 due to a $559.0 million, or 23.9% increase in same-store SG&A, coupled with a $39.4 million increase from net acquisitions. Excluding $71.3 million of favorable foreign currency fluctuations, same-store SG&A increased 20.9%. The decrease in SG&A as a percentage of gross profit is primarily due to increased gross profit across our various business lines, coupled with expense reductions.
SG&A expenses as a percentage of total revenue were 11.6%, 11.6%, and 11.6% in 2021, 2020, and 2019, respectively, and as a percentage of gross profit were 66.7%, 74.3%, and 77.9%, in 2021, 2020, and 2019, respectively.
Depreciation
(In millions)

			2021 vs. 2020				2021 vs. 2020
	2021	2020	Change	% Change	2020	2019	Change	% Change
Depreciation	$121.5	$115.5	$6.0	5.2%	$115.5	$109.6	$5.9	5.4%
Depreciation increased from 2020 to 2021 due to a $3.3 million, or 2.9%, increase in same-store depreciation, coupled with a $2.7 million increase from net acquisitions. We believe the overall increase is primarily related to our ongoing facility improvements and expansion programs.

Floor Plan Interest Expense
(In millions)

			2021 vs. 2020				2020 vs. 2019
	2021	2020	Change	% Change	2020	2019	Change	% Change
Floor plan interest expense	$26.2	$46.3	$(20.1)	(43.4)%	$46.3	$84.5	$(38.2)	(45.2)%
Floor plan interest expense, including the impact of swap transactions, decreased from 2020 to 2021 primarily due to a $19.9 million, or 43.5%, decrease in same-store floor plan interest expense. We believe the overall decrease is primarily due to decreases in applicable rates and decreases in amounts outstanding under floor plan arrangements as new vehicle inventory declined. This inventory decline was due to a lower supply of new vehicles available for sale, which has been caused by production disruptions resulting from a shortage of microchips or other components.
Other Interest Expense
(In millions)

			2021 vs. 2020				2020 vs. 2019
	2021	2020	Change	% Change	2020	2019	Change	% Change
Other interest expense	$68.6	$111.0	$(42.4)	(38.2)%	$111.0	$124.2	$(13.2)	(10.6)%
Other interest expense decreased from 2020 to 2021 primarily due to the decrease in outstanding revolver borrowings under the U.S. and U.K. credit agreements, decreases in applicable rates, and the redemption and refinancing of certain senior subordinated notes.
Equity in Earnings of Affiliates
(In millions)

			2021 vs. 2020				2020 vs. 2019
	2021	2020	Change	% Change	2020	2019	Change	% Change
Equity in earnings of affiliates	$374.5	$169.0	$205.5	121.6%	$169.0	$147.5	$21.5	14.6%
Equity in earnings of affiliates increased from 2020 to 2021 due primarily to a $201.3 million, or 122.4%, increase in earnings from our investment in PTS, coupled with the increase in earnings from our retail automotive joint ventures. The increase in our PTS equity earnings is attributed to strong economic conditions in North America, which is driving higher demand for PTS full-service leasing and logistics services, increased utilization of the rental fleet, and higher gains on sale from remarketing activities on used trucks.
Income Taxes
(In millions)

			2021 vs. 2020				2020 vs. 2019
	2021	2020	Change	% Change	2020	2019	Change	% Change
Income taxes	$416.3	$162.7	$253.6	155.9%	$162.7	$156.7	$6.0	3.8%
Income taxes increased from 2020 to 2021 primarily due to a $900.1 million increase in our pre-tax income compared to the prior year. Our effective tax rate was 25.9% during 2021 compared to 23.0% during 2020 primarily due to fluctuations in our geographic pre-tax income mix, partially offset by the increase in net income tax expense of $10.8 million related to U.K. tax legislation changes, and a net income tax benefit of $11.4 million from various U.S. and foreign tax legislation changes during 2020.
Liquidity and Capital Resources
Our cash requirements are primarily for working capital, inventory financing, the acquisition of new businesses, the improvement and expansion of existing facilities, the purchase or construction of new facilities, building additional CarShop used vehicle dealerships, debt service and repayments, dividends, and potential repurchases of our outstanding securities under the program discussed below. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions, mortgages, and dividends and distributions from joint venture investments.

We have historically expanded our operations through organic growth and the acquisition of dealerships and other businesses. We believe that cash flow from operations, dividends and distributions from PTS and our joint venture investments, and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our existing operations and current commitments for at least the next twelve months. In the event that economic conditions remain impacted for longer than we expect due to the COVID-19 pandemic or vehicle shortages resulting from supply chain difficulties, we pursue significant acquisitions or other expansion opportunities, pursue significant repurchases of our outstanding securities, or refinance or repay existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings, which sources of funds may not necessarily be available on terms acceptable to us, if at all. In addition, our liquidity could be negatively impacted in the event we fail to comply with the covenants under our various financing and operating agreements or in the event our floor plan financing is withdrawn. Future events, including acquisitions, divestitures, new or revised operating lease agreements, borrowings or repayments under our credit agreements and our floor plan arrangements, raising capital, and purchases or refinancing of our securities, may also impact our liquidity.
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
As of December 31, 2021, we had $100.7 million of cash available to fund our operations and capital commitments. In addition, we had $800.0 million, £162.0 million ($219.2 million), and AU $50.0 ($36.3) available for borrowing under our U.S. credit agreement, U.K. credit agreement, and Australian working capital loan agreement, respectively.
Securities Repurchases
From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, through a pre-arranged trading plan, pursuant to the terms of an accelerated share repurchase program, or by other means. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit agreement, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. On December 16, 2021, our Board of Directors approved a new $250 million securities repurchase authorization. We had $230.4 million and $194.3 million in repurchase authorization remaining under the securities repurchase program as of December 31, 2021, and February 8, 2022, respectively. Refer to the disclosures provided in Part II, Item 8, Note 15 of the Notes to our Consolidated Financial Statements for a summary of shares repurchased during 2021.
Dividends
We paid the following cash dividends on our common stock in 2020 and 2021:

Per Share Dividends

2020

First Quarter	$0.42
Second Quarter	—
Third Quarter	—
Fourth Quarter	$0.42

2021

First Quarter	$0.43
Second Quarter	$0.44
Third Quarter	$0.45
Fourth Quarter	$0.46
We also announced a cash dividend of $0.47 per share payable on March 1, 2022, to stockholders of record as of February 10, 2022, which represents a dividend yield of 1.8% using our January 31, 2022, closing stock price. While future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors, which may include our expectations regarding the severity and duration of the COVID-19 pandemic, earnings, cash flow, capital requirements, restrictions relating to any then-existing indebtedness, financial condition, alternative uses of capital, and other factors, we currently expect to continue to pay comparable dividends in the future.
Vehicle Financing
Refer to the disclosures provided in Part II, Item 8, Note 9 of the Notes to our Consolidated Financial Statements for a detailed description of financing for the vehicles we purchase, including discussion of our floor plan and other revolving arrangements.
Long-Term Debt Obligations
As of December 31, 2021, we had the following long-term debt obligations outstanding:

(In millions)	December 31, 2021
U.S. credit agreement — revolving credit line	$—
U.K. credit agreement — revolving credit line	—
U.K. credit agreement — overdraft line of credit	—
3.50% senior subordinated notes due 2025	544.7
3.75% senior subordinated notes due 2029	494.3
Australia capital loan agreement	26.6
Australia working capital loan agreement	—
Mortgage facilities	353.8
Other	54.6
Total long-term debt	$1,474.0
As of December 31, 2021, we were in compliance with all covenants under our credit agreements, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part II, Item 8, Note 10 of the Notes to our Consolidated Financial Statements set forth below for a detailed description of our long-term debt obligations.

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
During 2021, outstanding revolving commitments varied between $0.0 million and $250.0 million under the U.S. credit agreement, between £0.0 million and £71.0 million ($0.0 million and $96.0 million) under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), and between AU $0.0 million and AU $26.0 million ($0.0 million and $18.9 million) under the Australia working capital loan agreement. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.
Interest Rate Swaps
The Company periodically uses interest rate swaps to manage interest rate risk associated with the Company’s variable rate floor plan debt. In April 2020, we entered into a five-year interest rate swap agreement pursuant to which the LIBOR portion of $300.0 million of our U.S. floating rate floor plan debt was fixed at 0.5875% This arrangement was in effect through April 2025. However, we terminated this arrangement in November 2021 resulting in a realized gain of $3.0 million. The fair value of the swap designated as a hedging instrument was estimated to be a net liability of $4.3 million as of December 31, 2020.
PTS Dividends
We hold a 28.9% ownership interest in PTS as noted above. Their partnership agreement requires PTS, subject to applicable law and the terms of its credit agreements, to make quarterly distributions to the partners with respect to each fiscal year by no later than 45 days after the end of each of the first three quarters of the year and by April 15 of the following year. PTS’ partnership agreement and certain of its debt agreements allow partner distributions only as long as it is not in default under those agreements and the amount it pays does not exceed 50% of its consolidated net income, unless its debt-to-equity ratio is less than 3.0 to 1, in which case its distributions may not exceed 80% of its consolidated net income. We receive pro rata cash distributions relating to this investment, typically in April, May, August, and November of each year. During 2021, 2020, and 2019, we received $165.5 million, $72.2 million, and $71.9 million, respectively, of pro rata cash distributions relating to this investment. We currently expect to continue to receive future distributions from PTS quarterly, subject to its financial performance.
Sale/Leaseback Arrangements
We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period.
Operating Leases
We estimate the total rent obligations under our operating leases, including any extension periods that we are reasonably certain to exercise at our discretion and assuming constant consumer price indices, to be $5.5 billion. As of December 31, 2021, we were in compliance with all financial covenants under these leases consisting principally of leases for dealership and other properties, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part II, Item 8, Note 3 and Note 12 of the Notes to our Consolidated Financial Statements for a description of our operating leases.
Discontinued Operations
We had no entities newly classified as held for sale in 2021, 2020, or 2019 that met the criteria to be classified as discontinued operations. As such, results from discontinued operations represent only retail automotive dealerships and our car rental business that were classified as discontinued operations prior to the adoption of ASU No. 2014-08 on January 1, 2015.

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
Condensed income statement information:

	PAG and Guarantor Subsidiaries
	Year Ended December 31, 2021	Year Ended December 31, 2020
Revenues	$14,605.6	$11,576.7
Gross profit	2,731.0	1,908.9
Equity in earnings of affiliates	366.2	164.5
Income from continuing operations	908.2	400.1
Net income	909.5	400.4
Net income attributable to Penske Automotive Group	909.5	400.4
Condensed balance sheet information:

	PAG and Guarantor Subsidiaries
	December 31, 2021	December 31, 2020
Current assets (1)	$2,245.6	$2,627.3
Property and equipment, net	1,264.9	1,128.8
Equity method investments	1,645.6	1,424.7
Other noncurrent assets	3,524.0	3,173.6
Current liabilities	1,843.9	2,156.3
Noncurrent liabilities	3,858.9	3,848.5
_______________
(1)Includes $529.9 million and $509.9 million as of December 31, 2021, and 2020, respectively, due from Non-Guarantors.
During the years ended December 31, 2021, and 2020, PAG received $93.5 million and $77.1 million, respectively, from Non-Guarantor Subsidiaries.

Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities. The major components of these changes are discussed below.

	Year Ended December 31,
(In millions)	2021	2020	2019
Net cash provided by continuing operating activities	$1,292.0	$1,201.5	$518.3
Net cash used in continuing investing activities	(623.1)	(136.5)	(532.7)
Net cash (used in) provided by continuing financing activities	(615.5)	(1,053.9)	2.6
Net cash provided by discontinued operations	1.3	0.3	0.3
Effect of exchange rate changes on cash and cash equivalents	(3.5)	10.0	0.2
Net change in cash and cash equivalents	$51.2	$21.4	$(11.3)
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

	Year Ended December 31,
(In millions)	2021	2020	2019
Net cash from continuing operating activities as reported	$1,292.0	$1,201.5	$518.3
Floor plan notes payable — non-trade as reported	38.9	(230.2)	177.5
Net cash from continuing operating activities including all floor plan notes payable	$1,330.9	$971.3	$695.8
Cash Flows from Continuing Investing Activities
Cash flows from continuing investing activities consist primarily of cash used for capital expenditures, proceeds from the sale of dealerships, proceeds from the sale of equipment and improvements, net expenditures for acquisitions and other investments, and proceeds from sale-leaseback transactions. Capital expenditures were $248.9 million, $185.9 million, and $245.3 million during 2021, 2020, and 2019, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our retail automotive segment and retail commercial truck segment capital expenditures with operating cash flows or borrowings under our U.S. or U.K. credit agreements. Proceeds from the sale of dealerships were $4.3 million, $40.6 million, and

$22.8 million during 2021, 2020, and 2019, respectively. Proceeds from the sale of equipment and improvements were $54.9 million, $19.8 million, and $8.6 million during 2021, 2020, and 2019, respectively. We had $431.8 million and $326.9 million of cash used in acquisitions and other investments, net of cash acquired, during 2021 and 2019, respectively, and included cash used to repay sellers’ floor plan liabilities in such business acquisitions of $43.0 million and $138.5 million, respectively, compared to no cash used in acquisitions and other investments, net of cash acquired, during 2020. We had no proceeds from sale-leaseback transactions during 2021 and 2020 compared to $18.9 million during 2019.
Cash Flows from Continuing Financing Activities
Cash flows from continuing financing activities include issuance and net repayments or borrowings of long-term debt, net borrowings or repayments of floor plan notes payable non-trade, repurchases of common stock, dividends, payments for contingent consideration, and payments for debt issuance costs.
We issued $500.0 million of senior subordinated notes due 2029 in June 2021 and subsequently repaid $500.0 million of senior subordinated notes due 2026. We had net repayments of other long-term debt of $212.2 million and $81.4 million during 2021 and 2020, respectively, and net borrowings of other long-term debt of $130.4 million during 2019. We had net borrowings of floor plan notes payable non-trade of $38.9 million and $177.5 million during 2021 and 2019, respectively, and net repayments of floor plan notes payable non-trade of $230.2 million during 2020. In 2021, 2020, and 2019, we repurchased 3.1 million, 0.9 million, and 3.9 million shares of common stock under our securities repurchase program for $280.6 million, $29.4 million, and $169.2 million, respectively. In 2021, 2020, and 2019, we repurchased 0.1 million, 0.1 million, and 0.1 million shares from employees in connection with a net share settlement feature of employee equity awards for $12.9 million, $5.0 million, and $4.9 million, respectively. We also paid $142.5 million, $68.1 million, and $130.8 million of cash dividends to our stockholders during 2021, 2020, and 2019, respectively. We made no payments to settle contingent consideration to sellers related to previous acquisitions during 2021 and 2019 compared to $31.6 million during 2020. We made payments of $6.3 million, $8.1 million, and $0.4 million for debt issuance costs during 2021, 2020, and 2019, respectively.
Related Party Transactions
Stockholders Agreement
Several of our directors and officers are affiliated with Penske Corporation or related entities. Roger Penske, our Chair of the Board and Chief Executive Officer, is also Chair of the Board and Chief Executive Officer of Penske Corporation and through entities affiliated with Penske Corporation is our largest stockholder owning approximately 45% of our outstanding common stock. Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. (collectively, “Mitsui”) own approximately 17% of our outstanding common stock. Mitsui, Penske Corporation, and certain other affiliates of Penske Corporation are parties to a stockholders agreement pursuant to which the Penske affiliated companies agreed to vote their shares for up to two directors who are representatives of Mitsui. In turn, Mitsui agreed to vote their shares for up to fourteen directors voted for by the Penske affiliated companies. This agreement terminates in March 2030, upon the mutual consent of the parties, or when either party no longer owns any of our common stock.
Other Related Party Interests and Transactions
Robert Kurnick, Jr., our President and a director, is also the Vice Chair and a director of Penske Corporation. Bud Denker, our Executive Vice President, Human Resources, is also the President of Penske Corporation. Greg Penske, one of our directors, is the son of our chair and is also a director of Penske Corporation. Michael Eisenson, one of our directors, is also a director of Penske Corporation. Kota Odagiri, one of our directors, is also an employee of Mitsui & Co.
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
Forward-Looking Statements
Certain statements and information set forth herein, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “goal,” “plan,” “seek,” “project,” “continue,” “will,” “would,” and variations of such words and similar expressions are intended to identify such forward-looking statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this report or when made, and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events, or otherwise. Forward-looking statements include, without limitation, statements with respect to:
•our expectations regarding the COVID-19 pandemic;
•our future financial and operating performance;
•future dealership openings, acquisitions, and dispositions;
•future potential capital expenditures and securities repurchases;
•our ability to realize cost savings and synergies;
•our ability to respond to economic cycles;
•trends and sales levels in the automotive retail industry, commercial vehicles industries, and in the general economy in the various countries in which we operate;
•our ability to access the remaining availability under our credit agreements;
•our liquidity;
•performance of joint ventures, including PTS;

•future foreign exchange rates and geopolitical events;
•the outcome of various legal proceedings;
•results of self-insurance plans;
•trends affecting the automotive or trucking industries generally and our future financial condition or results of operations; and
•our business strategy.
Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified under Part I, Item 1A. Risk Factors. Important factors that could cause actual results to differ materially from our expectations include those mentioned in Part I, Item 1A. Risk Factors and the following:
•we depend on the success, popularity and availability of the brands we sell, and adverse conditions affecting one or more of these vehicle manufacturers, including the adverse impact on the vehicle and parts supply chain due to natural disasters or other disruptions that interrupt the supply of vehicles and parts to us (including any disruptions resulting from the shortage of microchips or other components or the COVID-19 pandemic discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A. Risk Factors), may negatively impact our revenues and profitability;
•our business and the automotive retail and commercial vehicles industries in general are susceptible to adverse economic and geo-political conditions, including changes in interest rates, foreign exchange rates, customer demand, customer confidence, fuel prices, unemployment rates and credit availability (including any adverse impact from the COVID-19 pandemic discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part I, Item 1A. Risk Factors);
•increased tariffs, import product restrictions, and foreign trade risks that may impair our ability to sell foreign vehicles profitably;
•the number of new and used vehicles sold in our markets, which impacts our ability to generate new and used vehicle gross profit;
•the effect on our businesses of the changing retail environment due to certain manufacturers selling direct to consumers outside the franchise system, the potential change to an agency model of distribution in the U.K and Europe which would negatively impact revenues (although other impacts to our results of operations remain uncertain), and the growing number of electric vehicles;
•the effect on our business of new mobility technologies such as shared vehicle services, such as Uber and Lyft, and the eventual availability of driverless vehicles
•vehicle manufacturers exercise significant control over our operations, and we depend on them and the continuation of our franchise and distribution agreements in order to operate our business;
•we are subject to the risk that a substantial number of our new or used inventory may be unavailable due to recall or other reasons;
•the success of our commercial vehicle distribution operations and engine and power systems distribution operations depends upon continued availability of the vehicles, engines, power systems, and other parts we distribute, demand for those vehicles, engines, power systems, and parts and general economic conditions in those markets;
•a restructuring of any significant vehicle manufacturer or supplier;
•our operations may be affected by severe weather, or other periodic business interruptions;
•we have substantial risk of loss not covered by insurance;

•we may not be able to satisfy our capital requirements for acquisitions, facility renovation projects, financing the purchase of our inventory, or refinancing of our debt when it becomes due;
•our level of indebtedness may limit our ability to obtain financing generally and may require that a significant portion of our cash flow be used for debt service;
•non-compliance with the financial ratios and other covenants under our credit agreements and operating leases;
•higher interest rates may significantly increase our variable rate interest costs and because many customers finance their vehicle purchases, decrease vehicle sales;
•our operations outside of the U.S. subject our profitability to fluctuations relating to changes in foreign currency values;
•with respect to PTS, changes in the financial health of its customers, labor strikes or work stoppages by its employees, a reduction in PTS’ asset utilization rates, continued availability from truck manufacturers and suppliers of vehicles and parts for its fleet, changes in values of used trucks which affects PTS’ profitability on truck sales, compliance costs in regard to its trucking fleet and truck drivers, its ability to retain qualified drivers and technicians, risks associated with its participation in multi-employer pension plans, conditions in the capital markets to assure PTS’ continued availability of capital to purchase trucks, the effect of changes in lease accounting rules on PTS customers’ purchase/lease decisions, and industry competition, each of which could impact distributions to us;
•we are dependent on continued security and availability of our information technology systems, which systems are increasingly threatened by ransomware and other cyberattacks, and we may be subject to fines, penalties, and other costs under applicable privacy laws if we do not maintain our confidential customer and employee information properly;
•if we lose key personnel, especially our Chief Executive Officer, or are unable to attract additional qualified personnel;
•new or enhanced regulations relating to automobile dealerships including those enacted in certain European countries, California, Massachusetts, and New York banning the sale of new vehicles with gasoline engines (with regulation in Europe starting as early as 2030);
•changes in tax, financial or regulatory rules, or requirements;
•we could be subject to legal and administrative proceedings which, if the outcomes are adverse to us, could have a material adverse effect on our business;
•if state dealer laws in the U.S. are repealed or weakened or new manufacturers such as those selling electric vehicles are able to conduct significant vehicle sales outside of the franchised automotive system, our automotive dealerships may be subject to increased competition and may be more susceptible to termination, non-renewal, or renegotiation of their franchise agreements;
•some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests; and
•shares of our common stock eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well.
We urge you to carefully consider these risk factors and further information under Part I, Item 1A. Risk Factors in evaluating all forward-looking statements regarding our business. Readers of this report are cautioned not to place undue reliance on the forward-looking statements contained in this report. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Except to the extent required by the federal securities laws and the Securities and Exchange Commission’s rules and regulations, we have no intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events, or otherwise.

Additional Information
Investors and others should note that we may announce material financial information using our company website (www.penskeautomotive.com), our investor relations website (investors.penskeautomotive.com), SEC filings, press releases, public conference calls, and webcasts. Information about Penske Automotive Group, its business, and its results of operations may also be announced by posts on the following social media channels from time to time:
•Penske Automotive Group’s Twitter feed (www.twitter.com/penskecars)
•Penske Automotive Group’s Facebook page (www.facebook.com/penskecars)
•Penske Automotive Group’s Instagram page (www.instagram.com/penskecars)
•Penske Automotive Group’s Social website (www.penskesocial.com)
The information that we post on these social media channels could be deemed to be material information. As a result, we encourage investors, the media, and others interested in Penske Automotive Group to review the information that we post on these social media channels. These channels may be updated from time to time on Penske Automotive Group’s investor relations website. The information on or accessible through our websites and social media channels is not incorporated by reference in this Annual Report on Form 10-K, and our references to such content are intended to be inactive textual or oral references only.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR, Sterling Overnight Index Average ("SONIA"), the Bank of England Base Rate, or the Australian Bank Bill Swap Rate. Based on an average of the aggregate amounts outstanding under these facilities during the year ended December 31, 2021, a 100-basis-point change in interest rates would result in an approximate $0.9 million change to our annual other interest expense.
Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Tokyo Interbank Offered Rate, the Australian Bank Bill Swap Rate, or the New Zealand Bank Bill Benchmark Rate. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the year ended December 31, 2021, a 100 basis point change in interest rates would result in an approximate $21.7 million change to our annual floor plan interest expense.
We evaluate our exposure to interest rate fluctuations and follow established policies and procedures to implement strategies designed to manage the amount of variable rate indebtedness outstanding at any point in time in an effort to mitigate the effect of interest rate fluctuations on our earnings and cash flows. These policies include:
•the maintenance of our overall debt portfolio with fixed and variable rate components;
•the use of authorized derivative instruments;
•the prohibition of using derivatives for trading or other speculative purposes; and
•the prohibition of highly leveraged derivatives, derivatives which we are unable to reliably value, or derivatives which we are unable to obtain a market quotation.
Interest rate fluctuations affect the fair market value of our fixed rate debt, including our swaps, mortgages, and certain seller financed promissory notes but with respect to such fixed rate debt instruments, do not impact our earnings or cash flows.
Foreign Currency Exchange Rates. As of December 31, 2021, we had consolidated operations in the U.K., Germany, Italy, Japan, Canada, Australia, and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $1.02 billion change to our revenues for the year ended December 31, 2021.
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
For a discussion of the risks associated with recent changes in LIBOR reporting practices, refer to Part I, Item 1A. Risk Factors.
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
Item 9B. Other Information
Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides details regarding the shares of common stock issuable upon the exercise of outstanding options, warrants, and rights granted under our equity compensation plans (including individual equity compensation arrangements) as of December 31, 2021. Our equity plan is described in more detail in Part II, Item 8, Note 14 of the Notes to our Consolidated Financial Statements appearing below in this report.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (A)	Weighted average exercise price of outstanding options, warrants, and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders	—	$—	4,496,793
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	4,496,793

PART IV
Item 15. Exhibits, Financial Statement Schedules
(1)Financial Statements
The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.
(2)Financial Statement Schedule
The Schedule II — Valuation and Qualifying Accounts following the Consolidated Financial Statements is filed as part of this Annual Report on Form 10-K.
(3)Exhibits
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

4.1.2	Second Supplemental Indenture to 2014 Indenture, dated April 27, 2016, adding additional guarantors (incorporated by reference to exhibit 4.2 to our Form 10-Q filed April 27, 2016).
4.1.3	Fourth Supplemental Indenture to 2014 Indenture, dated July 13, 2016, adding additional guarantors (incorporated by reference to exhibit 4.2 to our Form 10-Q filed July 29, 2016).
4.1.4	Sixth Supplemental Indenture to 2014 Indenture, dated as of October 24, 2018, adding additional guarantors (incorporated by reference to exhibit 4.2 to our Form 10-Q filed October 26, 2018).
4.1.5
Seventh Supplemental Indenture to 2014 Indenture, dated as of August 20, 2020, related to our 3.50% Senior Subordinated Notes due 2025 (incorporated by reference to exhibit 4.1 to our Form 8-K filed August 20, 2020).

4.1.6	Form of 3.50% Senior Subordinated Notes due 2025 (included with the Seventh Supplemental Indenture filed as Exhibit 4.1.5).
4.1.7	Eighth Supplemental Indenture to 2014 Indenture, dated as of February 18, 2021, adding additional guarantors (incorporated by reference to exhibit 4.1.9 to our Form 10-K filed February 19, 2021).
4.1.8
Ninth Supplemental Indenture dated June 15, 2021 among the Company, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to exhibit 4.1 of our Form 8-K filed June 15, 2021).

4.1.9	Form of 3.75% Senior Subordinated Notes due 2029 (included within the Ninth Supplemental Indenture filed as Exhibit 4.1.8).
4.2.1
Seventh Amendment to the Fifth Amended and Restated Credit Agreement dated April 28, 2021, among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation which includes a Conformed Copy of the Fifth Amended and Restated Credit Agreement and all amendments thereto attached as Exhibit A (incorporated by reference to exhibit 4.1 to our Form 10-Q filed April 29, 2021).

4.2.2	Eighth Amendment to the Fifth Amended and Restated Credit Agreement dated February 15, 2022, between us, Mercedes-Benz Financial Services USA LLC, and Toyota Motor Credit Corporation.
4.2.3
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

4.3.3	Deed of Amendment to U.K. Credit Agreement dated December 23, 2021, by and among The Royal Bank of Scotland plc, as agent and our U.K. Subsidiaries.
4.4	Description of Penske Automotive Group, Inc. Securities (incorporated by reference to exhibit 4.5 to our Form 10-K filed February 21, 2020).
*10.1	Penske Automotive Group 2015 Equity Incentive Plan (incorporated by reference to exhibit 10.1 to our Form 8-K filed May 6, 2015).
*10.2	Penske Automotive Group 2020 Equity Incentive Plan (incorporated by reference to exhibit 10.1 to our Form 8-K filed May 13, 2020).
*10.3	Form of Restricted Stock Agreement (incorporated by reference to exhibit 10.2 to our Form 8-K filed May 13, 2020).

*10.4	Form of Restricted Stock Unit Agreement (incorporated by reference to exhibit 10.3 to our Form 8-K filed May 13, 2020).
*10.5	Amended and Restated Penske Automotive Group, Inc. Non-Employee Director Compensation Plan dated December 9, 2020 (incorporated by reference to exhibit 10.5 to our Form 10-K filed February 19, 2021).
*10.6.1	Penske Automotive Group Amended and Restated Nonqualified Deferred Compensation Plan effective December 1, 2020 (incorporated by reference to exhibit 10.6.1 to our Form 10-K filed February 19, 2021).
*10.6.2	Penske Automotive Group, Inc. Nonqualified Deferred Compensation Plan Adoption Agreement dated November 11, 2020 (incorporated by reference to exhibit 10.6.2 to our Form 10-K filed February 19, 2021).
10.7	Registration Rights Agreement among us and Penske Automotive Holdings Corp. dated December 22, 2000 (incorporated by reference to exhibit 10.26.1 to our Form 10-K filed March 29, 2001).
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

10.8.4
Letter Agreement re: Second Amendment of PAG Stockholders Agreement, dated March 27, 2018, by and among Penske Corporation, Penske Automotive Holdings Corp., Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. (incorporated by reference to exhibit 22 of Amendment No. 30 to Schedule 13D filed March 27, 2018).

10.9	Letter Agreement dated December 12, 2018, among us, Mitsui & Co., Ltd. and Mitsui & Co., (U.S.A.), Inc. (incorporated by reference to exhibit 10.2 to our Form 8-K filed December 13, 2018).
10.10	Services Agreement dated as of December 16, 2021 between us and Mitsui & Co. (U.S.A.), Inc. (incorporated by reference to exhibit 10.1 of our Form 8-K filed December 17, 2021).
10.11	Trade Name and Trademark Agreement dated May 6, 2008, between us and Penske System, Inc. (incorporated by reference to exhibit 10.1 to our Form 10-Q filed May 8, 2008).
10.12
Seventh Amended and Restated Agreement of Limited Partnership of Penske Truck Leasing Co., L.P. dated September 7, 2017, by and among Penske Truck Leasing Corporation, PTL GP, LLC, GE Capital Truck Leasing Holding LLC, General Electric Credit Corporation of Tennessee, MBK USA Commercial Vehicles Inc. and us (incorporated by reference to exhibit 10.3 to our Form 8-K filed September 8, 2017).

10.13
Cooperation Agreement dated September 7, 2017, by and among us, Penske Truck Leasing Co., L.P., Penske Truck Leasing Corporation, PTL GP, LLC, General Electric Credit Corporation of Tennessee, GE Capital Truck Leasing Holding LLC and MBK USA Commercial Vehicles, Inc. (incorporated by reference to exhibit 10.2 to our Form 8-K filed September 8, 2017).

10.14	Amended and Restated Rights Agreement dated March 17, 2015, by and between us and Penske Truck Leasing Corporation (incorporated by reference to exhibit 10.2 to our Form 10-Q filed May 1, 2015).
10.15
PTL Holdings Australia Pty Ltd, Penske Transportation Group International Pty Ltd and Penske Investments Pty Ltd Shareholders Agreement dated April 1, 2014 (incorporated by reference to exhibit 10.14 to our Form 10-K filed February 21, 2020).

10.16.1
Second Amended and Restated Penske Automotive Group 401(k) Savings and Retirement Plan dated December 28, 2017, effective January 1, 2018 (incorporated by reference to exhibit 10.18 to our Form 10-K filed February 22, 2018).

10.16.2
Penske Automotive Group 401(k) Savings and Retirement Plan Amendment Number 2018-1 dated June 7, 2018, effective July 1, 2018 (incorporated by reference to exhibit 10.1 to our Form 10-Q filed July 27, 2018).

10.16.3
Penske Automotive Group 401(k) Savings and Retirement Plan Amendment to Permit In-Plan Roth Transfers dated June 7, 2018, effective July 1, 2018 (incorporated by reference to exhibit 10.2 to our Form 10-Q filed July 27, 2018).

10.16.4
Penske Automotive Group 401(k) Savings and Retirement Plan Amendment Number 2018-2 dated December 7, 2018, effective December 1, 2018 (incorporated by reference to exhibit 10.19.4 to our Form 10-K filed February 22, 2019).

10.16.5
Penske Automotive Group 401(K) Amendment to Implement Hardship Distribution Provisions of the Bipartisan Budget Act of 2018 dated December 23, 2019 (incorporated by reference to exhibit 10.17.5 to our Form 10-K filed February 21, 2020).

10.16.6	Penske Automotive Group 401(K) Savings and Retirement Plan Amendment Number 2020-2 dated November 20, 2020 (incorporated by reference to exhibit 10.15.6 to our Form 10-K filed February 19, 2021).
10.16.7	Penske Automotive Group 401(k) Savings and Retirement Plan Amendment Number 2021-1 dated May 1, 2021 (incorporated by reference to exhibit 10.1 of our Form 10-Q filed on July 29, 2021).
21	Subsidiary List.
22	List of Guarantor Subsidiaries under our Senior Subordinated Notes.
23.1	Consent of Deloitte & Touche LLP.
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.
32	Section 1350 Certification.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104
Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101) – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

________________________
*Compensatory plans or contracts
In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. We hereby agree to furnish a copy of any such instrument to the Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 18, 2022.

PENSKE AUTOMOTIVE GROUP, INC.

By:	/s/ Roger S. Penske
Roger S. Penske Chair of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger S. Penske	Chair of the Board and	February 18, 2022
Roger S. Penske	Chief Executive Officer (Principal Executive Officer)

/s/ Michelle Hulgrave	Executive Vice President and Chief Financial Officer	February 18, 2022
Michelle Hulgrave	(Principal Financial Officer and Principal Accounting Officer)

/s/ John D. Barr	Director	February 18, 2022
John D. Barr

/s/ Lisa Davis	Director	February 18, 2022
Lisa Davis

/s/ Michael R. Eisenson	Director	February 18, 2022
Michael R. Eisenson

/s/ Robert H. Kurnick, Jr.	Director	February 18, 2022
Robert H. Kurnick, Jr.

/s/ Wolfgang Dürheimer	Director	February 18, 2022
Wolfgang Dürheimer

/s/ Kimberly J. McWaters	Director	February 18, 2022
Kimberly J. McWaters

/s/ Greg Penske	Director	February 18, 2022
Greg Penske

/s/ Sandra E. Pierce	Director	February 18, 2022
Sandra E. Pierce

/s/ Kota Odagiri	Director	February 18, 2022
Kota Odagiri

/s/ Greg C. Smith	Director	February 18, 2022
Greg C. Smith

/s/ Ronald G. Steinhart	Director	February 18, 2022
Ronald G. Steinhart

/s/ H. Brian Thompson	Director	February 18, 2022
H. Brian Thompson

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
PENSKE AUTOMOTIVE GROUP, INC.
As of December 31, 2021, and 2020 and For the Years Ended
December 31, 2021, 2020, and 2019

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that as of December 31, 2021, the Company’s internal control over financial reporting is effective based on those criteria.
As described in the accompanying Management Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Kansas City Freightliner, which was acquired in April 2021; Mercedes-Benz of South Charlotte, which was acquired June 2021; Nicole Group, which was acquired in October 2021; McCoy Freightliner, which was acquired in November 2021; and BMW of Bloomfield, which was acquired in December 2021. These acquisitions constitute less than 2% of total assets and less than 2% of total revenues of the Company's consolidated financial statement amounts as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at the retail automotive and retail commercial truck acquisitions made during the year ended December 31, 2021.
The Company’s independent registered public accounting firm that audited the consolidated financial statements included in the Company’s Annual Report on Form 10-K has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page F-3.
Penske Automotive Group, Inc.
February 18, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Penske Automotive Group, Inc.
Opinions on the Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Penske Automotive Group, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income (loss), cash flows and equity, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

As described in the accompanying Management Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Kansas City Freightliner, which was acquired in April 2021; Mercedes-Benz of South Charlotte, which was acquired in June 2021; Nicole Group, which was acquired in October 2021; McCoy Freightliner, which was acquired in November 2021; and BMW of Bloomfield, which was acquired in December 2021. These acquisitions constitute less than 2% of total assets and less than 2% of total revenues of the Company's consolidated financial statement amounts as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at the retail automotive and retail commercial truck acquisitions made during the year ended December 31, 2021.
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
The Company's financial statements include indefinite-lived intangible assets related to franchise agreements with vehicle manufacturers and distributors, which represent the estimated value of franchises acquired in business combinations, and distribution agreements with commercial vehicle manufacturers, which represent the estimated value for distribution rights acquired in business combinations. These intangible assets have an indefinite useful life and are measured for impairment on an annual basis. The carrying value of these intangible assets is $641.5 million as of December 31, 2021.

The Company’s annual impairment assessment for these intangible assets is performed on October 1 and upon the occurrence of an indicator of impairment through a comparison of its carrying amount and estimated fair value. The fair value is determined using a discounted cash flow approach, which requires management to make estimates and assumptions about revenue and profitability growth, profit margins, and the cost of capital. Changes in these estimates and assumptions could have a significant impact on the fair value of the franchise agreements. The Company's impairment analysis performed as of October 1, 2021 resulted in no impairment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenue and profitability growth, and the selection of the cost of capital included the following, among others:
•We tested the effectiveness of controls over the intangible asset impairment analysis, including those over the inputs, assumptions, calculations, and the selection of the cost of capital.
•We evaluated the reasonableness of management’s forecasts of future revenue and profitability growth by comparing the forecasts to:
◦Historical revenue and profitability growth.
◦Internal communications to management and the Board of Directors.
◦Analyst and industry reports for the Company and certain of its peer companies.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the cost of capital by:
◦Testing the source information underlying the determination of the cost of capital and the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and comparing those to the cost of capital selected by management.
/s/ Deloitte & Touche LLP
Detroit, Michigan
February 18, 2022
We have served as the Company’s auditor since 1999.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(In millions, except share and per share amounts)
ASSETS
Cash and cash equivalents	$100.7	$49.5
Accounts receivable, net of allowance for doubtful accounts of $6.8 and $5.5	734.0	806.9
Inventories	3,129.0	3,425.6
Other current assets	111.7	126.8
Total current assets	4,075.4	4,408.8
Property and equipment, net	2,442.2	2,404.4
Operating lease right-of-use assets	2,451.4	2,416.5
Goodwill	2,124.1	1,928.4
Other indefinite-lived intangible assets	641.5	563.4
Equity method investments	1,688.1	1,500.3
Other long-term assets	41.9	25.4
Total assets	$13,464.6	$13,247.2
LIABILITIES AND EQUITY
Floor plan notes payable	$1,144.8	$1,780.5
Floor plan notes payable — non-trade	1,409.9	1,363.8
Accounts payable	767.1	675.4
Accrued expenses and other current liabilities	870.3	767.2
Current portion of long-term debt	82.0	87.5
Liabilities held for sale	0.5	0.5
Total current liabilities	4,274.6	4,674.9
Long-term debt	1,392.0	1,602.1
Long-term operating lease liabilities	2,373.6	2,350.3
Deferred tax liabilities	1,060.4	873.1
Other long-term liabilities	269.0	420.7
Total liabilities	9,369.6	9,921.1
Commitments and contingent liabilities (Note 12)
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 77,574,172 shares issued and outstanding at December 31, 2021; 80,392,662 shares issued and outstanding at December 31, 2020	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	42.2	311.8
Retained earnings	4,196.6	3,151.3
Accumulated other comprehensive income (loss)	(168.8)	(160.6)
Total Penske Automotive Group stockholders’ equity	4,070.0	3,302.5
Non-controlling interest	25.0	23.6
Total equity	4,095.0	3,326.1
Total liabilities and equity	$13,464.6	$13,247.2
See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2021	2020	2019
	(In millions, except share and per share amounts)
Revenue:
Retail automotive dealership	$22,513.3	$17,928.8	$20,615.8
Retail commercial truck dealership	2,465.7	2,060.9	2,050.5
Commercial vehicle distribution	575.7	454.2	513.1
Total revenues	25,554.7	20,443.9	23,179.4
Cost of sales:
Retail automotive dealership	18,643.1	15,147.5	17,576.9
Retail commercial truck dealership	2,048.8	1,780.0	1,772.7
Commercial vehicle distribution	422.0	331.9	374.3
Total cost of sales	21,113.9	17,259.4	19,723.9
Gross profit	4,440.8	3,184.5	3,455.5
Selling, general and administrative expenses	2,962.9	2,364.5	2,693.2
Depreciation	121.5	115.5	109.6
Operating income	1,356.4	704.5	652.7
Floor plan interest expense	(26.2)	(46.3)	(84.5)
Other interest expense	(68.6)	(111.0)	(124.2)
Debt redemption costs	(17.0)	(8.6)	—
Loss on investment	(11.4)	—	—
Equity in earnings of affiliates	374.5	169.0	147.5
Income from continuing operations before income taxes	1,607.7	707.6	591.5
Income taxes	(416.3)	(162.7)	(156.7)
Income from continuing operations	1,191.4	544.9	434.8
Income from discontinued operations, net of tax	1.3	0.4	0.3
Net income	1,192.7	545.3	435.1
Less: Income (loss) attributable to non-controlling interests	4.9	1.7	(0.7)
Net income attributable to Penske Automotive Group common stockholders	$1,187.8	$543.6	$435.8
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$14.88	$6.74	$5.28
Discontinued operations	0.01	—	—
Net income attributable to Penske Automotive Group common stockholders	$14.89	$6.74	$5.28
Shares used in determining basic earnings per share	79,746,106	80,594,856	82,495,045
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$14.88	$6.74	$5.28
Discontinued operations	0.01	—	—
Net income attributable to Penske Automotive Group common stockholders	$14.89	$6.74	$5.28
Shares used in determining diluted earnings per share	79,746,106	80,594,856	82,495,045
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$1,191.4	$544.9	$434.8
Less: Income (Loss) attributable to non-controlling interests	4.9	1.7	(0.7)
Income from continuing operations, net of tax	1,186.5	543.2	435.5
Income from discontinued operations, net of tax	1.3	0.4	0.3
Net income attributable to Penske Automotive Group common stockholders	$1,187.8	$543.6	$435.8
Cash dividends per share	$1.78	$0.84	$1.58
See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Net income	$1,192.7	$545.3	$435.1
Other comprehensive income (loss):
Foreign currency translation adjustment	(39.8)	51.3	21.9
Unrealized gain (loss) on interest rate swaps:
Unrealized gain (loss) arising during the period, net of tax (provision) benefit of ($1.2), $1.3, and $0.0, respectively	4.4	(3.6)	—
Reclassification adjustment for (gain) loss included in floor plan interest expense, net of tax provision (benefit) of $0.3, ($0.2), and $0.0, respectively	(1.2)	0.4	—
Unrealized gain (loss) on interest rate swaps, net of tax	3.2	(3.2)	—
Other adjustments to comprehensive income (loss), net	27.5	(5.2)	9.5
Other comprehensive income (loss), net of tax	(9.1)	42.9	31.4
Comprehensive income	1,183.6	588.2	466.5
Less: Comprehensive income (loss) attributable to non-controlling interests	4.0	2.4	(1.0)
Comprehensive income (loss) attributable to Penske Automotive Group common stockholders	$1,179.6	$585.8	$467.5
See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Operating Activities:
Net income	$1,192.7	$545.3	$435.1
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	121.5	115.5	109.6
Loss on investment	11.4	—	—
Earnings of equity method investments	(234.9)	(115.0)	(94.6)
Income from discontinued operations, net of tax	(1.3)	(0.4)	(0.3)
Deferred income taxes	184.8	194.3	92.0
Debt redemption costs	17.0	8.6	—
Changes in operating assets and liabilities:
Accounts receivable	75.6	152.7	(30.9)
Inventories	402.6	805.4	(117.8)
Floor plan notes payable	(628.6)	(611.0)	83.9
Accounts payable and accrued expenses	139.0	125.0	71.4
Other	12.2	(18.9)	(30.1)
Net cash provided by continuing operating activities	1,292.0	1,201.5	518.3
Investing Activities:
Purchase of equipment and improvements	(248.9)	(185.9)	(245.3)
Proceeds from sale of dealerships	4.3	40.6	22.8
Proceeds from sale-leaseback transactions	—	—	18.9
Proceeds from sale of equipment and improvements	54.9	19.8	8.6
Acquisitions net, including repayment of sellers’ floor plan notes payable of $43.0, $0.0, and $138.5, respectively	(431.8)	—	(326.9)
Other	(1.6)	(11.0)	(10.8)
Net cash used in continuing investing activities	(623.1)	(136.5)	(532.7)
Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	1,856.0	1,797.0	1,808.0
Repayments under U.S. credit agreement revolving credit line	(1,964.0)	(1,734.0)	(1,793.0)
Issuance of 3.50% senior subordinated notes	—	550.0	—
Issuance of 3.75% senior subordinated notes	500.0	—	—
Repayment of 3.75% senior subordinated notes	—	(300.0)	—
Repayment of 5.375% senior subordinated notes	—	(300.0)	—
Repayment of 5.50% senior subordinated notes	(500.0)	—	—
Repayment of 5.75% senior subordinated notes	—	(550.0)	—
Net (repayments) borrowings of other long-term debt	(104.2)	(144.4)	115.4
Net borrowings (repayments) of floor plan notes payable — non-trade	38.9	(230.2)	177.5
Payments for contingent consideration	—	(31.6)	—
Repurchases of common stock	(280.6)	(29.4)	(169.2)
Dividends	(142.5)	(68.1)	(130.8)
Payment of debt issuance costs	(6.3)	(8.1)	(0.4)
Other	(12.8)	(5.1)	(4.9)
Net cash (used in) provided by continuing financing activities	(615.5)	(1,053.9)	2.6
Discontinued operations:
Net cash provided by discontinued operating activities	1.3	0.3	0.3
Net cash provided by discontinued operations	1.3	0.3	0.3
Effect of exchange rate changes on cash and cash equivalents	(3.5)	10.0	0.2
Net change in cash and cash equivalents	51.2	21.4	(11.3)
Cash and cash equivalents, beginning of period	49.5	28.1	39.4
Cash and cash equivalents, end of period	$100.7	$49.5	$28.1
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$95.3	$168.5	$204.9
Income taxes	160.1	17.9	92.4
Non cash activities:
Contingent consideration	—	—	10.6
See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders’ Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Dollars in millions)
Balance, January 1, 2018	84,546,970	$—	$477.8	$2,365.8	$(234.5)	$2,609.1	$25.6	$2,634.7
Adoption of ASC 842	—	—	—	5.0	—	5.0	—	5.0
Equity compensation	524,617	—	16.7	—	—	16.7	—	16.7
Repurchases of common stock	(3,986,836)	—	(174.1)	—	—	(174.1)	—	(174.1)
Dividends ($1.58 per share)	—	—	—	(130.8)	—	(130.8)	—	(130.8)
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	—	—	(7.0)	(7.0)
Distributions to non-controlling interest	—	—	—	—	—	—	(0.5)	(0.5)
Foreign currency translation	—	—	—	—	22.2	22.2	(0.3)	21.9
Other	—	—	—	—	9.5	9.5	1.1	10.6
Net income	—	—	—	435.8	—	435.8	(0.7)	435.1
Balance, December 31, 2019	81,084,751	—	320.4	2,675.8	(202.8)	2,793.4	18.2	2,811.6
Equity compensation	335,647	—	25.8	—	—	25.8	—	25.8
Repurchases of common stock	(1,027,736)	—	(34.4)	—	—	(34.4)	—	(34.4)
Dividends ($0.84 per share)	—	—	—	(68.1)	—	(68.1)	—	(68.1)
Interest rate swaps	—	—	—	—	(3.2)	(3.2)	—	(3.2)
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	—	—	(5.0)	(5.0)
Foreign currency translation	—	—	—	—	50.6	50.6	0.7	51.3
Other	—	—	—	—	(5.2)	(5.2)	8.0	2.8
Net income	—	—	—	543.6	—	543.6	1.7	545.3
Balance, December 31, 2020	80,392,662	—	311.8	3,151.3	(160.6)	3,302.5	23.6	3,326.1
Equity compensation	443,090	—	23.9	—	—	23.9	—	23.9
Repurchases of common stock	(3,261,580)	—	(293.5)	—	—	(293.5)	—	(293.5)
Dividends ($1.78 per share)	—	—	—	(142.5)	—	(142.5)	—	(142.5)
Interest rate swaps	—	—	—	—	3.2	3.2	—	3.2
Distributions to non-controlling interest	—	—	—	—	—	—	(2.6)	(2.6)
Foreign currency translation	—	—	—	—	(38.9)	(38.9)	(0.9)	(39.8)
Other	—	—	—	—	27.5	27.5	—	27.5
Net income	—	—	—	1,187.8	—	1,187.8	4.9	1,192.7
Balance, December 31, 2021	77,574,172	$—	$42.2	$4,196.6	$(168.8)	$4,070.0	$25.0	$4,095.0
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
Business Overview and Concentrations
We are a diversified international transportation services company and one of the world's premier automotive and commercial truck retailers. We operate dealerships principally in the United States, the United Kingdom, Canada, Germany, Italy, and Japan, and we are one of the largest retailers of commercial trucks in North America for Freightliner. We also distribute and retail commercial vehicles, diesel and gas engines, power systems, and related parts and services principally in Australia and New Zealand. Additionally, we own 28.9% of Penske Transportation Solutions, a business that manages a fleet of over 360,000 vehicles providing innovative transportation, supply chain, and technology solutions to North American fleets.
Retail Automotive. As of December 31, 2021, we operated 320 retail automotive franchised dealerships, of which 146 are located in the U.S. and 174 are located outside of the U.S. The franchised dealerships outside the U.S. are located primarily in the U.K. As described below, we also operate 23 used vehicle dealerships in the U.S. and U.K. under the CarShop brand.
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
For the year ended December 31, 2021, Audi/Volkswagen/Porsche/Bentley franchises accounted for 22% of our total retail automotive dealership revenues, BMW/MINI franchises accounted for 24%, and Toyota/Lexus franchises accounted for 14%. No other manufacturers’ franchises accounted for more than 10% of our total retail automotive dealership revenues. At December 31, 2021, and 2020, we had receivables from manufacturers of $157.7 million and $193.6 million, respectively. In addition, a large portion of our contracts in transit, which are included in accounts receivable, are due from manufacturers’ captive finance companies.
During 2021, we acquired three retail automotive franchise in the U.S., were awarded one retail automotive franchise in the U.S. and one in the U.K., and disposed of one retail automotive franchise in the U.K. In October 2021, we also purchased the remaining 51% interest in the Nicole Group, our former retail automotive joint venture in the greater Tokyo area of Japan representing BMW, MINI, Rolls-Royce, Ferrari, and ALPINA, which resulted in ten dealerships being consolidated in our financial statements beginning in the fourth quarter of 2021.
As of December 31, 2021, we operated 23 used vehicle dealerships in the U.S. and the U.K. which retail and wholesale used vehicles under a one price, “no-haggle” methodology under the CarShop brand. Our operations consist of eight retail dealerships in the U.S. and 15 retail dealerships and a vehicle preparation center in the U.K. During 2021, we opened four CarShop dealerships in the U.K. and two CarShop dealerships in the U.S., representing a 35% increase in locations compared to 2020.
Retail Commercial Truck Dealership. We operate Premier Truck Group (“PTG”), a heavy- and medium-duty truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands) with locations in Texas, Oklahoma, Tennessee, Georgia, Utah, Idaho, Kansas, Missouri, Oregon, and Canada. In 2021, we acquired Kansas City Freightliner (“KCFL”), a retailer of heavy- and medium-duty commercial trucks in Kansas and Missouri. KCFL added four full-service dealerships, four parts and service centers, and two collision centers to PTG’s operations. We also acquired McCoy Freightliner ("McCoy"), a retailer of heavy- and medium-duty commercial trucks in Oregon. McCoy adds two full-

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
service dealerships and a remarketing center to PTG's existing operations. As of December 31, 2021, PTG operated 37 locations which sell new and used trucks, parts and service, and collision repair services.
Penske Australia. Penske Australia is the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler Truck brand), MAN heavy- and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand, and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU (a Rolls-Royce solution), Detroit Diesel, Allison Transmission, and Bergen Engines. Penske Australia offers products across the on- and off-highway markets, including in the mining, power generation, defense, marine, rail, and construction sectors and supports full parts and aftersales service through a network of branches, field service locations, and dealers across the region.
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
Contracts in Transit
Contracts in transit represent receivables from unaffiliated finance companies relating to the sale of customers’ installment sales and lease contracts arising in connection with the sale of a vehicle by us. Contracts in transit, included in accounts receivable, net in our consolidated balance sheets, amounted to $198.7 million and $254.0 million as of December 31, 2021, and 2020, respectively.

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
Property and Equipment
Property and equipment are recorded at cost and depreciated over estimated useful lives using the straight-line method. Useful lives for purposes of computing depreciation for assets, other than leasehold improvements, range between 3 and 15 years. Leasehold improvements and equipment under capital leases are depreciated over the shorter of the term of the lease or the estimated useful life of the asset, not to exceed 40 years.
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
Refer to Note 17 "Income Taxes" for additional detail on our accounting for income taxes.
Intangible Assets
Our principal intangible assets relate to our franchise agreements with vehicle manufacturers and distributors, which represent the estimated value of franchises acquired in business combinations; our distribution agreements with commercial vehicle manufacturers, which represent the estimated value of distribution rights acquired in business combinations; and goodwill, which represents the excess of cost over the fair value of tangible and identified intangible assets acquired in business combinations. We believe the franchise values of our automotive dealerships and the distribution agreements of our commercial vehicle distribution operations have an indefinite useful life based on the following:
•Automotive retailing and commercial vehicle distribution are mature industries and are based on franchise and distribution agreements with the vehicle manufacturers and distributors;
•Certain franchise agreement terms are indefinite;
•Franchise and distribution agreements that have limited terms have historically been renewed by us without substantial cost; and
•Our history shows that manufacturers and distributors have not terminated our franchise or distribution agreements.
Impairment Testing
Other indefinite-lived intangible assets are assessed for impairment annually on October 1 and upon the occurrence of an indicator of impairment through a comparison of its carrying amount and estimated fair value. These indefinite-lived intangible assets relate to franchise agreements with vehicle manufacturers and distributors, which represent the estimated

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
value of franchises acquired in business combinations, and distribution agreements with commercial vehicle manufacturers and other manufacturers, which represent the estimated value for distribution rights acquired in business combinations. An indicator of impairment exists if the carrying value exceeds its estimated fair value, and an impairment loss may be recognized up to that excess. The fair value is determined using a discounted cash flow approach, which includes assumptions about revenue and profitability growth, profit margins, and the cost of capital. We also evaluate in connection with the annual impairment testing whether events and circumstances continue to support our assessment that the other indefinite-lived intangible assets continue to have an indefinite life.
Goodwill impairment is assessed at the reporting unit level annually on October 1 and upon the occurrence of an indicator of impairment. Our operations are organized by management into operating segments by line of business and geography. We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations which includes our investment in PTS and other various investments. We have determined that the dealerships in each of our operating segments within the Retail Automotive reportable segment are components that are aggregated into six reporting units for the purpose of goodwill impairment testing as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and/or used vehicles, service, parts, and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals), and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The reporting units are Eastern, Central, and Western United States, Used Vehicle Dealerships United States, International, and Used Vehicle Dealerships International. Our Retail Commercial Truck reportable segment has been determined to represent one operating segment and reporting unit. The goodwill included in our Other reportable segment relates primarily to our commercial vehicle distribution operating segment. There is no goodwill recorded in our Non-Automotive Investments reportable segment.

For our Retail Automotive, Retail Commercial Truck, and Other reporting units, we prepared a qualitative assessment of the carrying value of goodwill using the criteria in ASC 350-20-35-3 to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. If it were determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, additional analysis would be unnecessary. During 2021, we concluded that for each of our reporting units their fair values were more likely than not greater than their carrying values. If additional impairment testing was necessary, we would have estimated the fair value of our reporting units using an “income” valuation approach. The “income” valuation approach estimates our enterprise value using a net present value model, which discounts projected free cash flows of our business using the weighted average cost of capital as the discount rate. We would also have validated the fair value for each reporting unit using the income approach by calculating a cash earnings multiple and determining whether the multiple was reasonable compared to recent market transactions completed by the Company or in the industry. As part of that assessment, we would also have reconciled the estimated aggregate fair values of our reporting units to our market capitalization. We believe this reconciliation process is consistent with a market participant perspective. This consideration would also include a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest and other significant assumptions, including revenue and profitability growth, franchise profit margins, residual values, and the cost of capital.
Investments
We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee’s income each period. The net book value of our investments was $1,688.1 million and $1,500.3 million as of December 31, 2021, and 2020, respectively, including $1,643.1 million and $1,419.2 million relating to PTS as of December 31, 2021, and 2020, respectively. We currently hold a 28.9% ownership interest in PTS.
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

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.50% senior subordinated notes due 2025	$544.7	$560.5	$543.2	$554.6
3.75% senior subordinated notes due 2029	494.3	490.7	—	—
Mortgage facilities	353.8	359.8	458.1	474.7
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
Dealership Finance and Insurance Sales
Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection, and extended service contracts. These commissions are recorded as revenue at a point in time when the customer enters into the contract. Payment is typically due and collected within 30 days subsequent to the execution of the contract with the customer. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $33.7 million and $28.7 million as of December 31, 2021, and December 31, 2020, respectively.
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
Refer to Note 2 “Revenues” for additional disclosures on revenue recognition.
Defined Contribution Plans
We sponsor a number of defined contribution plans covering a significant majority of our employees. Our contributions to such plans are discretionary and are based on the level of compensation and contributions by plan participants. We incurred expenses of $31.5 million, $21.1 million, and $29.4 million relating to such plans during the years ended December 31, 2021, 2020, and 2019, respectively.
Advertising
Advertising costs are expensed as incurred or when such advertising takes place. We incurred net advertising costs of $119.2 million, $81.1 million, and $112.6 million during the years ended December 31, 2021, 2020, and 2019, respectively. Qualified advertising expenditures reimbursed by manufacturers, which are treated as a reduction of advertising expense, were $15.4 million, $13.3 million, and $19.2 million during the years ended December 31, 2021, 2020, and 2019, respectively.
Self-Insurance
We retain risk relating to certain of our general liability insurance, workers’ compensation insurance, vehicle physical damage insurance, property insurance, employment practices liability insurance, information security risk insurance, directors and officers’ insurance, and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
program, and for certain exposures, we either have no insurance or we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $33.5 million and $29.7 million as of December 31, 2021, and 2020, respectively.
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
A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2021, 2020, and 2019 follows:

	Year Ended December 31,
	2021	2020	2019

Weighted average number of common shares outstanding	79,746,106	80,594,856	82,495,045
Effect of non-participatory equity compensation	—	—	—
Weighted average number of common shares outstanding, including effect of dilutive securities	79,746,106	80,594,856	82,495,045
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
Recent Accounting Pronouncements
Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Additionally, entities can elect to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain conditions are met. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” This ASU refines the scope of ASC 848 and clarifies some of its guidance as part of the Board’s monitoring of global reference rate reform activities. The ASU permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities. These new standards were effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. While our credit facility in the U.S. and many of our floorplan arrangements utilize LIBOR as a benchmark for calculating the applicable interest rate, some of our floorplan arrangements have already transitioned to utilizing an alternative benchmark rate. We are continuing to evaluate the impact of the transition from LIBOR to alternative reference interest rates. We cannot predict the effect of the potential changes to or elimination of LIBOR, the establishment and use of alternative rates or benchmarks, and the corresponding effects on our cost of capital but do not expect a significant impact on our consolidated financial position, results of operations, and cash flows.
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
Dealership Finance and Insurance Sales. Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection, and extended service contracts. These commissions are recorded as revenue at a point in time when the customer enters into the contract. Payment is typically due and collected within 30 days subsequent to the execution of the contract with the customer. In the

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $33.7 million and $28.7 million as of December 31, 2021, and December 31, 2020, respectively.
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
Service and parts revenue represented $242.8 million for the year ended December 31, 2021, and $220.3 million the year ended December 31, 2020, for Penske Australia.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
Retail Automotive Dealership
The following tables disaggregate our retail automotive reportable segment revenue by product type and geographic location for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
Retail Automotive Dealership Revenue	2021	2020	2019
New vehicle	$9,843.2	$8,080.5	$9,329.5
Used vehicle	8,549.0	6,414.7	7,241.2
Finance and insurance, net	780.5	576.3	652.1
Service and parts	2,165.6	1,883.7	2,195.9
Fleet and wholesale	1,175.0	973.6	1,197.1
Total retail automotive dealership revenue	$22,513.3	$17,928.8	$20,615.8

	Year Ended December 31,
Retail Automotive Dealership Revenue	2021	2020	2019
U.S.	$13,075.8	$10,270.3	$11,697.6
U.K.	7,984.1	6,344.1	7,559.4
Germany, Italy, and Japan	1,453.4	1,314.4	1,358.8
Total retail automotive dealership revenue	$22,513.3	$17,928.8	$20,615.8
Retail Commercial Truck Dealership
The following table disaggregates our retail commercial truck reportable segment revenue by product type for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
Retail Commercial Truck Dealership Revenue	2021	2020	2019
New truck	$1,540.1	$1,315.9	$1,347.2
Used truck	270.6	194.2	117.0
Finance and insurance, net	16.8	14.5	12.4
Service and parts	609.0	478.1	503.3
Other	29.2	58.2	70.6
Total retail commercial truck dealership revenue	$2,465.7	$2,060.9	$2,050.5

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
Commercial Vehicle Distribution
Our other reportable segment relates to our commercial vehicle distribution business. Commercial vehicle distribution revenue was $575.7 million, $454.2 million and $513.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Contract Balances
The following table summarizes our accounts receivable and unearned revenues as of December 31, 2021, and December 31, 2020:

	December 31, 2021	December 31, 2020
Accounts receivable
Contracts in transit	$198.7	$254.0
Vehicle receivables	197.7	216.2
Manufacturer receivables	157.7	193.6
Trade receivables	164.5	135.3

Accrued expenses
Unearned revenues	$297.0	$262.9
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
Unearned revenues primarily relate to payments received from customers prior to satisfaction of our performance obligations, such as customer deposits and deferred revenues from operating leases. These amounts are presented within “Accrued expenses and other current liabilities” on our consolidated balance sheets. Of the amounts recorded as unearned revenues as of December 31, 2020, $174.3 million was recognized as revenue during the year ended December 31, 2021.
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
We estimate the total undiscounted rent obligations under these leases, including any extension periods that we are reasonably certain to exercise, to be $5.5 billion as of December 31, 2021. Some of our lease arrangements include rental payments that are adjusted based on an index or rate, such as the Consumer Price Index (CPI). As the rate implicit in the lease is generally not readily determinable for our operating leases, the discount rates used to determine the present value of our lease liability are based on our incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. Our incremental borrowing rate for a lease is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
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
In connection with the sale, relocation, and closure of certain of our franchises, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties for the years ended December 31, 2021, 2020, and 2019 was $22.4 million, $25.8 million, and $24.4 million, respectively. We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period. We had no proceeds from sale-leaseback transactions during the years ended December 31, 2021 and 2020, respectively, compared to $18.9 million during the year ended December 31, 2019. We do not have any material leases that have not yet commenced as of December 31, 2021.
The following table summarizes our net operating lease cost during the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Lease Cost
Operating lease cost (1)	$250.1	$246.0	$242.0
Sublease income	(22.4)	(25.8)	(24.4)
Total lease cost	$227.7	$220.2	$217.6
__________________
(1)Includes short-term leases and variable lease costs, which are immaterial.
The following table summarizes supplemental cash flow information related to our operating leases:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Other Information
Gains on sale and leaseback transactions, net	$—	$—	$0.5
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	249.6	234.7	232.3
Right-of-use assets obtained in exchange for operating lease liabilities	124.2	152.1	97.7

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
Supplemental balance sheet information related to the weighted average remaining lease term and discount rate of our leases is as follows:

	December 31, 2021	December 31, 2020
Lease Term and Discount Rate
Weighted-average remaining lease term - operating leases	25 years	25 years
Weighted-average discount rate - operating leases	6.7%	6.4%
The following table summarizes the maturity of our lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on our consolidated balance sheet as of December 31, 2021:

Maturity of Lease Liabilities	December 31, 2021
2022	$248.3
2023	253.9
2024	239.7
2025	235.2
2026	225.3
2027 and thereafter	4,253.5
Total future minimum lease payments	$5,455.9
Less: Imputed interest	(2,982.5)
Present value of future minimum lease payments	$2,473.4

Current operating lease liabilities (1)	$99.8
Long-term operating lease liabilities	2,373.6
Total operating lease liabilities	$2,473.4
_____________________
(1)Included within “Accrued expenses and other current liabilities” on Consolidated Balance Sheet as of December 31, 2021.
4. Equity Method Investees
As of December 31, 2021, we had investments in the following companies that are accounted for under the equity method: the Nix Group (50%) operating automotive dealerships in Germany, Barcelona Premium SL (formerly Ibericar Keldinich SL) (50%) operating automotive dealerships in Spain, and Penske Commercial Leasing Australia (28%).
We also have a 28.9% ownership interest in PTS, a leading provider of transportation and supply chain services. Our investment in PTS, which is accounted for under the equity method, amounted to $1,643.1 million and $1,419.2 million at December 31, 2021, and 2020, respectively.
The net book value of our equity method investments was $1,688.1 million and $1,500.3 million as of December 31, 2021, and 2020, respectively. We recorded $374.5 million, $169.0 million, and $147.5 million during the years ended December 31, 2021, 2020, and 2019, respectively, on our statements of income under the caption “Equity in earnings of affiliates” related to earnings from our equity method investments.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
The combined results of operations and financial position of our equity method investees as of December 31 for each of the years presented are summarized as follows:
Condensed income statement information:

	Year Ended December 31,
	2021	2020	2019
Revenues	$11,526.9	$9,613.8	$9,682.2
Gross profit	2,736.2	2,101.5	2,007.0
Net income	1,272.0	584.3	509.8
Condensed balance sheet information:

	December 31,
	2021	2020
Current assets	$1,564.7	$1,456.4
Noncurrent assets	15,203.2	14,458.5
Total assets	$16,767.9	$15,914.9
Current liabilities	$1,642.0	$1,333.1
Noncurrent liabilities	10,785.6	10,952.6
Equity	4,340.3	3,629.2
Total liabilities and equity	$16,767.9	$15,914.9
5. Business Combinations

During 2021, we acquired three retail automotive franchises in the U.S. and ten retail automotive franchises relating to our purchase of the remaining 51% interest in the Nicole Group, our former retail automotive joint venture in the greater Tokyo area of Japan representing BMW, MINI, Rolls-Royce, Ferrari, and ALPINA dealerships. We also acquired Kansas City Freightliner (“KCFL”), a retailer of heavy- and medium-duty commercial trucks in Kansas and Missouri. KCFL added four full-service dealerships, four parts and service centers, and two collision centers to PTG’s operations. In addition, we acquired McCoy Freightliner ("McCoy"), a retailer of heavy- and medium-duty commercial trucks in Oregon. McCoy adds two full-service dealerships and a remarketing center to PTG's existing operations. The companies acquired in 2021 generated $473.4 million of revenue and $27.5 million of pre-tax income from our date of acquisition through December 31, 2021. We made no acquisitions during 2020. Our financial statements include the results of operations of the acquired entity from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated financial statements and may be subject to adjustment pending completion of final valuation.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
The following table summarizes the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the year ended December 31, 2021, follows:

December 31, 2021
Accounts receivable	$2.4
Inventories	106.6
Other current assets	5.8
Property and equipment	102.7
Indefinite-lived intangibles	294.4
Other noncurrent assets	14.9
Current liabilities	(56.4)
Noncurrent liabilities	(15.7)
Total consideration	454.7
Fair value of previously held interest	(22.9)
Total cash used in acquisitions	$431.8
The following unaudited consolidated pro forma results of operations of PAG for the year ended December 31, 2021, give effect to acquisitions consummated during 2021 as if they had occurred on January 1, 2020:

	Year Ended December 31,
	2021	2020
Revenues	$26,219.8	$21,542.6
Income from continuing operations	1,203.6	574.0
Net income	1,204.9	574.3
Income from continuing operations per diluted common share	$15.09	$7.12
Net income per diluted common share	$15.11	$7.13
6. Inventories
Inventories consisted of the following:

	December 31,
	2021	2020
Retail automotive dealership new vehicles	$869.1	$1,810.9
Retail automotive dealership used vehicles	1,420.0	1,019.7
Retail automotive parts, accessories, and other	126.4	117.2
Retail commercial truck dealership vehicles and parts	436.7	223.1
Commercial vehicle distribution vehicles, parts, and engines	276.8	254.7
Total inventories	$3,129.0	$3,425.6
We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $63.7 million, $52.6 million, and $51.6 million during the years ended December 31, 2021, 2020, and 2019, respectively.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
7. Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2021	2020
Buildings and leasehold improvements	$2,232.1	$2,028.2
Furniture, fixtures, and equipment	1,042.1	1,134.0
Total	$3,274.2	$3,162.2
Less: Accumulated depreciation	(832.0)	(757.8)
Property and equipment, net	$2,442.2	$2,404.4
Approximately $30.2 million and $30.0 million of capitalized interest is included in buildings and leasehold improvements as of December 31, 2021, and 2020, respectively, and is being depreciated over the useful life of the related assets.
8. Intangible Assets
Following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the years ended December 31, 2021, and 2020 net of accumulated impairment losses recorded prior to December 31, 2012, of $606.3 million and $37.1 million, respectively:

	Goodwill	Other Indefinite-Lived Intangible Assets
Balance — December 31, 2019	$1,911.0	$552.2
Additions	—	2.5
Disposals	(8.8)	—
Impairment	—	(1.2)
Foreign currency translation	26.2	9.9
Balance — December 31, 2020	$1,928.4	$563.4
Additions	209.6	84.8
Disposals	(0.6)	—
Impairment	—	—
Foreign currency translation	(13.3)	(6.7)
Balance — December 31, 2021	$2,124.1	$641.5

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
Following is a summary of the changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2021, and 2020:

	Retail Automotive	Retail Commercial Truck	Other	Total
Balance — December 31, 2019	$1,524.8	$309.0	$77.2	$1,911.0
Additions	—	—	—	—
Disposals	(8.8)	—	—	(8.8)
Foreign currency translation	18.8	0.4	7.0	26.2
Balance — December 31, 2020	$1,534.8	$309.4	$84.2	$1,928.4
Additions	96.8	112.8	—	209.6
Disposals	(0.6)	—	—	(0.6)
Foreign currency translation	(8.8)	0.1	(4.6)	(13.3)
Balance — December 31, 2021	$1,622.2	$422.3	$79.6	$2,124.1
There is no goodwill recorded in our Non-Automotive Investments reportable segment.
We test for impairment of our intangible assets at least annually. We had no impairment charges relating to our intangible assets with respect to the sale or closure of certain franchised dealerships during 2021 compared to $1.2 million during 2020.
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
The agreements typically grant a security interest in substantially all of the assets of our dealership and distribution subsidiaries and in the U.S., Australia, and New Zealand are guaranteed or partially guaranteed by us. Interest rates under the arrangements are variable and increase or decrease based on changes in the prime rate, defined London Interbank Offered Rate (“LIBOR”), the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Tokyo Interbank Offered Rate, the Australian Bank Bill Swap Rate (“BBSW”), or the New Zealand Bank Bill Benchmark Rate. To date, we have not experienced any material limitation with respect to the amount or availability of financing from any institution providing us vehicle financing. We also receive non-refundable credits from certain of our vehicle manufacturers, which are treated as a reduction of cost of sales as vehicles are sold.
The weighted average interest rate on floor plan borrowings was 0.9%, 1.3%, and 2.2% for 2021, 2020, and 2019, respectively. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle and all floor plan notes payable relating to pre-owned vehicles as “Floor plan notes payable — non-trade” on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.
10. Long-Term Debt
Long-term debt consisted of the following and includes $500 million in aggregate principal amount of 3.75% senior subordinated notes due 2029 issued in June 2021, the proceeds of which were used to redeem our $500 million in aggregate principal amount of 5.50% senior subordinated notes due 2026 on June 24, 2021:

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)

	December 31,
	2021	2020
U.S. credit agreement — revolving credit line	$—	$108.0
U.K. credit agreement — revolving credit line	—	—
U.K. credit agreement — overdraft line of credit	—	—
3.50% senior subordinated notes due 2025	544.7	543.2
5.50% senior subordinated notes due 2026 redeemed June 24, 2021	—	496.4
3.75% senior subordinated notes due 2029	494.3	—
Australia capital loan agreement	26.6	32.1
Australia working capital loan agreement	—	—
Mortgage facilities	353.8	458.1
Other	54.6	51.8
Total long-term debt	$1,474.0	$1,689.6
Less: current portion	(82.0)	(87.5)
Net long-term debt	$1,392.0	$1,602.1
Scheduled maturities of long-term debt for each of the next five years and thereafter are as follows:

2022	$82.0
2023	21.1
2024	31.7
2025	604.8
2026	18.7
2027 and thereafter	715.7
Total long-term debt reported	$1,474.0
U.S. Credit Agreement
Our U.S. credit agreement (the “U.S. credit agreement”) with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation provides for up to $800.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments, and other general corporate purposes and up to an additional $50 million of letters of credit. The U.S. credit agreement provides for a maximum of $150.0 million of borrowings for foreign acquisitions and expires on September 30, 2024. The interest rate on revolving loans previously was LIBOR plus 1.75%, subject to an incremental 1.25% for uncollateralized borrowings in excess of a defined borrowing base. On February 15, 2022, we amended the U.S. credit agreement to reduce the interest rate to LIBOR plus 1.50%, subject to an incremental 1.50% for uncollateralized borrowings in excess of a defined borrowing base.
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
The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations, and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of December 31, 2021, we had no outstanding revolver borrowings under the U.S. credit agreement.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
U.K. Credit Agreement
Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £150.0 million revolving credit agreement with the National Westminster Bank plc and BMW Financial Services (GB) Limited plus an additional £52.0 million of demand overdraft lines of credit, £40.0 million of which is only available on demand from March 20th to April 30th and September 20th to October 31st each year (relating to the peak sales periods in the U.K.), (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments, and general corporate purposes. The loans mature on the termination date of the facility, which is December 12, 2023. Beginning January 1, 2022, the revolving loans bear interest between defined SONIA plus 1.10% and defined SONIA plus 2.10%. Previously, the interest rate was LIBOR based. The U.K. credit agreement also includes a £100.0 million “accordion” feature which allows the U.K. subsidiaries to request up to an additional £100.0 million of facility capacity. The lenders may agree to provide the additional capacity, and if not, the U.K. subsidiaries may add an additional lender, if available, to the facility to provide such additional capacity. As of December 31, 2021, we had no outstanding revolver borrowings under the U.K. credit agreement.
The U.K. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries and contains a number of significant covenants that, among other things, limit the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions, and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with defined ratios and tests, including a ratio of earnings before interest, taxes, amortization, and rental payments (“EBITAR”) to interest plus rental payments, a measurement of maximum capital expenditures, and a debt to EBITDA ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed.

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

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
Australia Loan Agreements
Penske Australia is party to two facilities with Volkswagen Financial Services Australia Pty Limited representing a five-year AU $50.0 million capital loan and a one-year AU $50.0 million working capital loan. Both facilities are subject to annual extensions. These agreements each provide the lender with a secured interest in all assets of these businesses. The loans bear interest at the Australian BBSW 30-day Bill Rate plus 3.0%. Irrespective of the term of the agreements, both agreements provide the lender with the ability to call the loans on 90 days’ notice. These facilities are also guaranteed by our U.S. parent company up to AU $50.0 million. As of December 31, 2021, we had AU $36.6 million ($26.6 million) outstanding under the capital loan agreement and had no outstanding borrowings under the working capital loan agreement.
Mortgage Facilities
We are party to several mortgages that bear interest at defined rates and require monthly principal and interest payments. These mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of December 31, 2021, we owed $353.8 million of principal under our mortgage facilities.
11. Derivatives and Hedging
Penske Australia sells vehicles, engines, parts, and other products purchased from manufacturers in the U.S., Germany, and the U.K. In order to protect against exchange rate movements, Penske Australia enters into foreign exchange forward contracts against anticipated cash flows. The contracts are timed to mature when major shipments are scheduled to arrive in Australia and when receipt of payment from customers is expected. We classify our foreign exchange forward contracts as cash flow hedges and record them at fair value. We use Level 2 inputs to estimate the fair value of the foreign exchange forward contracts. The fair value of the contracts designated as hedging instruments was estimated to be an asset of $0.1 million and a liability of $2.5 million as of December 31, 2021, and 2020, respectively.
The Company periodically uses interest rate swaps to manage interest rate risk associated with the Company’s variable rate floor plan debt. In April 2020, we entered into a five-year interest rate swap agreement pursuant to which the LIBOR portion of $300.0 million of our U.S. floating rate floor plan debt was fixed at 0.5875%. This arrangement was in effect through April 2025. However, we terminated this arrangement in November 2021 resulting in a realized gain of $3.0 million.
The interest rate swap was designated as a cash flow hedge, and the related gain or loss was deferred in stockholders’ equity as a component of Accumulated Other Comprehensive Income (Loss). Monthly contractual settlements of the position were recognized as Floorplan interest expense, net, in the Condensed Consolidated Statements of Operations. We had no gain or loss related to ineffectiveness recognized in the Condensed Consolidated Statements of Operations during the years ended December 31, 2021, and 2020 respectively. We used Level 2 inputs to estimate the fair value of the interest rate swap agreement. The fair value of the swap designated as a hedging instrument was estimated to be a net liability of $4.3 million as of December 31, 2020.
12. Commitments and Contingent Liabilities
We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of December 31, 2021, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
We lease land and facilities, including certain dealerships and office space. Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require us to post collateral in the

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
form of a letter of credit. A breach of the other lease covenants gives rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. Refer to the disclosures provided in Note 3 for further description of our leases. Rent expense for the years ended December 31, 2021, 2020, and 2019 amounted to $237.9 million, $231.8 million, and $232.0 million, respectively.
We have sold a number of dealerships to third parties and as a condition to certain of those sales, remain liable for the lease payments relating to the properties on which those businesses operate in the event of non-payment by the buyer. We are also party to lease agreements on properties that we no longer use in our retail operations that we have sublet to third parties. We rely on subtenants to pay the rent and maintain the property at these locations. In the event the subtenant does not perform as expected, we may not be able to recover amounts owed to us, and we could be required to fulfill these obligations. We believe we have made appropriate reserves relating to these locations. The aggregate rent paid by the tenants on those properties in 2021 was approximately $22.4 million, and in aggregate, we currently guarantee or are otherwise liable for approximately $150.6 million of these lease payments, including lease payments during available renewal periods.
Our floor plan credit agreements with Mercedes Benz Financial Services Australia and Mercedes Benz Financial Services New Zealand (“MBA”) provide us revolving loans for the acquisition of commercial vehicles for distribution to our retail network. These facilities include a commitment to repurchase dealer vehicles in the event the dealer’s floor plan agreement with MBA is terminated.
We have $29.2 million of letters of credit outstanding as of December 31, 2021, and have posted $21.9 million of surety bonds in the ordinary course of business.
13. Related Party Transactions
We sometimes pay to and/or receive fees from Penske Corporation and its affiliates for services rendered in the normal course of business or to reimburse payments made to third parties on each other’s behalf. These transactions are reviewed periodically by our Audit Committee and reflect the provider’s cost or an amount mutually agreed upon by both parties. During 2021, 2020, and 2019, Penske Corporation and its affiliates billed us $6.7 million, $4.1 million, and $5.4 million, respectively, and we billed Penske Corporation and its affiliates $38 thousand, $30 thousand, and $80 thousand, respectively, for such services. As of December 31, 2021, and 2020, we had $27 thousand and $20 thousand of receivables from, and $0.6 million and $0.4 million of payables to, Penske Corporation and its subsidiaries, respectively.
PTS is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui. The partnership agreement among the partners, among other things, provides us with specified partner distribution and governance rights and restricts our ability to transfer our interests. The partnership has a six-member advisory committee, and we are entitled to one of the six representatives. PTS’ partnership agreement and certain of its debt agreements allow partner distributions only as long as it is not in default under those agreements and the amount it pays does not exceed 50% of its consolidated net income, unless its debt-to-equity ratio is less than 3.0 to 1, in which case its distributions may not exceed 80% of its consolidated net income. We also continue to realize significant tax savings.
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
In 2021, 2020, and 2019, we received $165.5 million, $72.2 million, and $71.9 million, respectively, from PTS in pro rata cash dividends. In 2014, we formed a venture with PTS, Penske Commercial Leasing Australia. This venture combines PTS’ fleet operations expertise with our market knowledge of commercial vehicles to rent heavy-duty commercial vehicles in Australia. This venture is accounted for as an equity method investment as discussed in Note 4.
Joint Venture Relationships
From time to time we enter into joint venture relationships in the ordinary course of business, pursuant to which we own and operate automotive dealerships together with other investors. We may also provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of December 31, 2021, our automotive joint venture relationships were as follows:

Location	Dealerships	Ownership Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Sprinter, Porsche	80.00%	(A)
Greenwich, Connecticut	Mercedes-Benz	80.00%	(A)
Northern Italy	BMW, MINI, Maserati, Porsche, Audi, Land Rover, Volvo, Mercedes-Benz, smart, Lamborghini	84.10%	(A)
Frankfurt, Germany	Lexus, Toyota, Volkswagen	50.00%	(B)
Barcelona, Spain	BMW, MINI	50.00%	(B)
_______________________
(A)Entity is consolidated in our financial statements.
(B)Entity is accounted for using the equity method of accounting.
In October 2021, we purchased the remaining 51% interest in the Nicole Group, our former retail automotive joint venture in the greater Tokyo area of Japan representing BMW, MINI, Rolls-Royce, Ferrari, and ALPINA, which resulted in ten dealerships being consolidated in our financial statements beginning in the fourth quarter of 2021.
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
14. Stock-Based Compensation
Our key employees, outside directors, consultants, and advisors are eligible to receive stock-based compensation pursuant to the terms of our 2020 Equity Incentive Plan (the “2020 Plan”). This plan allows for the issuance of shares for stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other awards. The 2020 Plan allows for up to 5,000,000 awards, of which 4,496,793 shares of common stock were available for grant as of December 31, 2021, and terminates once all awards have been issued. Compensation expense related to our equity incentive plans were $23.1 million, $20.4 million, and $17.8 million during 2021, 2020, and 2019, respectively.
Restricted Stock
During 2021, 2020, and 2019, we granted 439,633, 280,830, and 524,063 shares, respectively, of restricted common stock and restricted stock units at no cost to participants under the plan. These awards provide the holder voting and dividend rights prior to vesting. The awards are subject to forfeiture and are non-transferable, which restrictions generally lapse over a four-year period from the grant date at a rate of 15%, 15%, 20% and 50% per year. We have determined that the grant date quoted market price of the underlying common stock is the appropriate measure of compensation cost. This cost is amortized as expense over the restriction period. As of December 31, 2021, there was $34.2 million of unrecognized compensation cost related to the restricted stock, which is expected to be recognized over the restricted period.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
Presented below is a summary of the status of our restricted stock as of December 31, 2021, and 2020 and changes during the year ended December 31, 2021:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
December 31, 2019	1,126,705	$46.55
Granted	280,830	51.61
Vested	(357,295)	44.85
Forfeited	(22,505)	46.08
December 31, 2020	1,027,735	$47.75	$61.0
Granted	439,633	65.81
Vested	(355,697)	50.85
Forfeited	(28,827)	47.61
December 31, 2021	1,082,844	$56.26	$116.1
15. Equity
A summary of shares repurchased under our securities repurchase program, and shares acquired, is as follows:

	Year Ended December 31,
	2021	2020	2019
Shares repurchased (1)	3,112,404	890,195	3,871,887
Aggregate purchase price	$280.6	$29.4	$169.2
Average purchase price per share	$90.13	$33.06	$43.71

Shares acquired (2)	149,176	137,541	114,949
Aggregate purchase price	$12.9	$5.0	$4.9
Average purchase price per share	$86.78	$36.34	$42.72
_______________________

(1)	Shares were repurchased under our securities repurchase program. We had $230.4 million in repurchase authorization remaining under the repurchase program as of December 31, 2021.

(2)	Shares were acquired from employees in connection with a net share settlement feature of employee equity awards.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
16. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component and the reclassifications out of accumulated other comprehensive income (loss) during the years ended December 31, 2021, 2020, and 2019 attributable to Penske Automotive Group common stockholders follows:

	Foreign Currency Translation	Interest Rate Swaps	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2019	$(208.3)	$—	$(26.2)	$(234.5)
Other comprehensive income (loss) before reclassifications	22.2	—	9.5	31.7
Amounts reclassified from accumulated other comprehensive income (loss) — net of tax provision of $0.0	—	—	—	—
Net current-period other comprehensive income (loss)	22.2	—	9.5	31.7
Balance at December 31, 2019	$(186.1)	$—	$(16.7)	$(202.8)
Other comprehensive income (loss) before reclassifications	50.6	(3.6)	(5.2)	41.8
Amounts reclassified from accumulated other comprehensive income (loss) — net of tax benefit of ($0.2)	—	0.4	—	0.4
Net current-period other comprehensive income (loss)	50.6	(3.2)	(5.2)	42.2
Balance at December 31, 2020	$(135.5)	$(3.2)	$(21.9)	$(160.6)
Other comprehensive income (loss) before reclassifications	(38.9)	4.4	27.5	(7.0)
Amounts reclassified from accumulated other comprehensive income (loss) — net of tax provision of $0.3	—	(1.2)	—	(1.2)
Net current-period other comprehensive income (loss)	(38.9)	3.2	27.5	(8.2)
Balance at December 31, 2021	$(174.4)	$—	$5.6	$(168.8)
17. Income Taxes
Income from continuing operations before income taxes by geographic region was as follows:

	Year Ended December 31,
	2021	2020	2019
U.S.	$1,242.6	$512.4	$427.8
Non-U.S.	365.1	195.2	163.7
Income from continuing operations before income taxes	$1,607.7	$707.6	$591.5

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
Income taxes relating to income from continuing operations consisted of the following:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$115.7	$(78.1)	$23.6
State and local	48.1	7.3	4.3
Non-U.S.	67.7	39.2	36.8
Total current	$231.5	$(31.6)	$64.7
Deferred:
Federal	129.9	165.4	67.6
State and local	33.9	22.5	24.0
Non-U.S.	21.0	6.4	0.4
Total deferred	$184.8	$194.3	$92.0
Income taxes	$416.3	$162.7	$156.7
Income taxes relating to income from continuing operations varied from the U.S. federal statutory income tax rate due to the following:

	Year Ended December 31,
	2021	2020	2019
Income taxes at federal statutory rate	$337.6	$148.6	$124.2
State and local income taxes, net of federal taxes	64.6	21.9	23.6
Non-U.S. income taxed at other rates	11.9	4.6	2.8
Rate differential from NOL carryback	—	(21.6)	—
Foreign tax credit revaluation	—	12.3	—
Other	2.2	(3.1)	6.1
Income taxes	$416.3	$162.7	$156.7

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
The components of deferred tax assets and liabilities as of December 31, 2021, and 2020 were as follows:

	December 31,
	2021	2020
Deferred Tax Assets
Accrued liabilities	$68.7	$64.6
Net operating loss and credit carryforwards	60.7	102.6
Leasing liabilities	605.4	596.9
Other	31.0	31.5
Total deferred tax assets	765.8	795.6
Valuation allowance	(67.0)	(64.2)
Net deferred tax assets	$698.8	$731.4
Deferred Tax Liabilities
Depreciation and amortization	(283.8)	(242.9)
Partnership investments	(861.4)	(757.4)
Leasing assets	(605.4)	(596.9)
Other	(8.6)	(7.3)
Total deferred tax liabilities	(1,759.2)	(1,604.5)
Net deferred tax liabilities	$(1,060.4)	$(873.1)
We are not permanently reinvested in a portion of our previously taxed unremitted foreign earnings, which may be distributed in the future. At December 31, 2021, we have accrued the appropriate amount of U.S. state income taxes and foreign withholding taxes for the unremitted foreign earnings that are not permanently reinvested. We have not provided any U.S. taxes on a total temporary difference of $442.8 million related to the excess of financial reporting basis over tax basis in our non-U.S. subsidiaries as it is our position that we are permanently reinvested for this basis difference.
At December 31, 2021, we have $236.5 million of state net operating loss carryforwards in the U.S. that expire at various dates beginning in 2022 through 2041, U.S. federal and state credit carryforwards of $0.1 million that will not expire, a U.S. foreign tax credit carryforward of $32.0 million that will expire beginning in 2027, U.K. capital loss carryforwards of $4.2 million that will not expire, Germany net operating loss carryforwards of $45.2 million that will not expire, Italy net operating loss carryforwards of $0.1 million that will not expire, Japan net operating loss carryforwards of $0.4 million that will expire in 2030, and New Zealand net operating loss carryforwards of $0.4 million that will not expire. The Company used $271.6 million of state net operating loss carryforwards in the U.S. in 2021.
A valuation allowance of $0.7 million has been recorded against the state net operating loss carryforwards in the U.S. and a valuation allowance of $32.0 million has been recorded against the U.S. foreign tax credit carryforward as of December 31, 2021. A valuation allowance of $14.7 million has been recorded against German net operating losses and other deferred tax assets. A valuation allowance of $19.5 million has been recorded against U.K. deferred tax assets related to buildings as of December 31, 2021.
Generally accepted accounting principles relating to uncertain income tax positions prescribe a minimum recognition threshold a tax position is required to meet before being recognized and provides guidance on the derecognition,

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
measurement, classification, and disclosure relating to income taxes. The movement in uncertain tax positions for the years ended December 31, 2021, 2020, and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
Uncertain tax positions — January 1	$0.1	$0.1	$0.1
Gross increase — tax position in prior periods	0.4	—	—
Gross decrease — tax position in prior periods	—	—	—
Gross increase — current period tax position	—	—	—
Settlements	—	—	—
Lapse in statute of limitations	—	—	—
Foreign exchange	—	—	—
Uncertain tax positions — December 31	$0.5	$0.1	$0.1
We have elected to include interest and penalties in our income tax expense. The total interest and penalties included within uncertain tax positions at December 31, 2021, were $0. We do not expect a significant change to the amount of uncertain tax positions within the next twelve months. Our U.S. federal returns remain open to examination for 2017 through 2020 and various U.S. state jurisdictions are open for periods ranging from 2016 through 2020. The portion of the total amount of uncertain tax positions as of December 31, 2021, that would, if recognized, impact the effective tax rate was $0.5 million.
We have classified our tax reserves as a long-term obligation on the basis that management does not expect to make payments relating to those reserves within the next twelve months.
18. Segment Information
Our operations are organized by management into operating segments by line of business and geography. We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations which includes our investment in PTS and other various investments. The Retail Automotive reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and our retail automotive joint ventures. The individual dealership operations included in the Retail Automotive reportable segment represent six operating segments: Eastern, Central, and Western United States, Used Vehicle Dealerships United States, International, and Used Vehicle Dealerships International. These operating segments have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and/or used vehicles, service, parts, and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals), and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The accounting policies of the segments are the same and are described in Note 1.
The following table summarizes revenues, floor plan interest expense, other interest expense, depreciation, equity in earnings of affiliates, and income from continuing operations before certain non-recurring items and income taxes, which is

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
the measure by which management allocates resources to its segments and which we refer to as adjusted segment income, for each of our reportable segments.

	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Intersegment Elimination	Total
Revenues
2021	$22,513.3	$2,465.7	$575.7	$—	$—	$25,554.7
2020	17,928.8	2,060.9	454.2	—	—	20,443.9
2019	20,615.8	2,050.5	513.1	—	—	23,179.4
Floor plan interest expense
2021	$23.9	$1.9	$0.4	$—	$—	$26.2
2020	39.6	5.6	1.1	—	—	46.3
2019	74.9	8.0	1.6	—	—	84.5
Other interest expense
2021	$63.8	$3.3	$1.5	$—	$—	$68.6
2020	105.9	3.7	1.4	—	—	111.0
2019	118.4	3.2	2.6	—	—	124.2
Depreciation
2021	$108.7	$7.9	$4.9	$—	$—	$121.5
2020	103.8	6.4	5.3	—	—	115.5
2019	99.1	5.5	5.0	—	—	109.6
Equity in earnings of affiliates
2021	$8.2	$—	$—	$366.3	$—	$374.5
2020	4.4	—	—	164.6	—	169.0
2019	5.2	—	—	142.3	—	147.5
Adjusted segment income
2021	$1,046.6	$160.3	$34.5	$366.3	$—	$1,607.7
2020	443.4	78.2	21.4	164.6	—	707.6
2019	339.9	86.5	22.8	142.3	—	591.5

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
Total assets, equity method investments, and capital expenditures by reportable segment are as set forth in the table below:

	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Intersegment Elimination	Total
Total assets
2021	$9,940.4	$1,269.4	$607.4	$1,647.4	$—	$13,464.6
2020	10,352.8	839.1	632.2	1,423.1	—	13,247.2
Equity method investments
2021	$40.7	$—	$—	$1,647.4	$—	$1,688.1
2020	77.2	—	—	1,423.1	—	1,500.3
Capital expenditures
2021	$239.4	$6.3	$3.2	$—	$—	$248.9
2020	175.6	7.2	3.1	—	—	185.9
2019	231.9	9.9	3.5	—	—	245.3
The following table presents revenue and long-lived assets (all non-current assets except goodwill, other indefinite-lived intangible assets, and operating lease right-of-use assets) by geographic area:

	Year Ended December 31,
	2021	2020	2019
Revenue from external customers:
U.S.	$15,275.9	$12,105.1	$13,511.8
Non-U.S.	10,278.8	8,338.8	9,667.6
Total revenue from external customers	$25,554.7	$20,443.9	$23,179.4
Long-lived assets, net:
U.S.	$2,967.7	$2,605.1
Non-U.S.	1,204.5	1,325.0
Total long-lived assets	$4,172.2	$3,930.1
The Company’s non-U.S. operations are predominantly based in the U.K.

Schedule II
PENSKE AUTOMOTIVE GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Description	Balance at Beginning of Year	Additions	Deductions, Recoveries, & Other	Balance at End of Year
Year Ended December 31, 2021
Allowance for doubtful accounts	$5.5	$4.8	$(3.5)	$6.8
Tax valuation allowance	64.2	6.4	(3.6)	67.0
Year Ended December 31, 2020
Allowance for doubtful accounts	$5.7	$1.5	$(1.7)	$5.5
Tax valuation allowance	45.7	18.5	—	64.2
Year Ended December 31, 2019
Allowance for doubtful accounts	$5.4	$3.6	$(3.3)	$5.7
Tax valuation allowance	40.5	5.4	(0.2)	45.7