Form 10-Q
period 2022-03-31
PENSKE AUTOMOTIVE GROUP, INC.
filed 2022-04-28
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2022, there were 75,891,120 shares of voting common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
	(In millions, except share and per share amounts)
ASSETS
Cash and cash equivalents	$170.3	$100.7
Accounts receivable, net of allowance for doubtful accounts of $5.8 and $6.8	835.2	734.0
Inventories	3,120.0	3,129.0
Other current assets	140.4	111.7
Total current assets	4,265.9	4,075.4
Property and equipment, net	2,415.3	2,442.2
Operating lease right-of-use assets	2,481.4	2,451.4
Goodwill	2,156.5	2,124.1
Other indefinite-lived intangible assets	661.0	641.5
Equity method investments	1,645.1	1,688.1
Other long-term assets	40.7	41.9
Total assets	$13,665.9	$13,464.6
LIABILITIES AND EQUITY
Floor plan notes payable	$1,131.9	$1,144.8
Floor plan notes payable — non-trade	1,416.4	1,409.9
Accounts payable	889.0	767.1
Accrued expenses and other current liabilities	896.5	870.3
Current portion of long-term debt	79.4	82.0
Liabilities held for sale	—	0.5
Total current liabilities	4,413.2	4,274.6
Long-term debt	1,383.9	1,392.0
Long-term operating lease liabilities	2,408.5	2,373.6
Deferred tax liabilities	1,056.9	1,060.4
Other long-term liabilities	239.0	269.0
Total liabilities	9,501.5	9,369.6
Commitments and contingent liabilities (Note 11)		—
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 76,658,405 shares issued and outstanding at March 31, 2022; 77,574,172 shares issued and outstanding at December 31, 2021	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	—	42.2
Retained earnings	4,336.9	4,196.6
Accumulated other comprehensive income (loss)	(198.1)	(168.8)
Total Penske Automotive Group stockholders’ equity	4,138.8	4,070.0
Non-controlling interest	25.6	25.0
Total equity	4,164.4	4,095.0
Total liabilities and equity	$13,665.9	$13,464.6
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
	(In millions, except per share amounts)
Revenue:
Retail automotive dealership	$6,029.2	$5,206.9
Retail commercial truck dealership	792.3	434.7
Commercial vehicle distribution and other	153.9	132.2
Total revenues	6,975.4	5,773.8
Cost of sales:
Retail automotive dealership	4,978.5	4,407.0
Retail commercial truck dealership	651.1	354.7
Commercial vehicle distribution and other	114.1	98.9
Total cost of sales	5,743.7	4,860.6
Gross profit	1,231.7	913.2
Selling, general and administrative expenses	797.8	664.3
Depreciation	31.9	29.3
Operating income	402.0	219.6
Floor plan interest expense	(7.5)	(9.5)
Other interest expense	(16.5)	(17.9)
Equity in earnings of affiliates	119.6	55.4
Income from continuing operations before income taxes	497.6	247.6
Income taxes	(128.1)	(64.5)
Income from continuing operations	369.5	183.1
Income from discontinued operations, net of tax	—	—
Net income	369.5	183.1
Less: Income attributable to non-controlling interests	1.6	0.6
Net income attributable to Penske Automotive Group common stockholders	$367.9	$182.5
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$4.76	$2.26
Discontinued operations	—	—
Net income attributable to Penske Automotive Group common stockholders	$4.76	$2.26
Shares used in determining basic earnings per share	77.2	80.6
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$4.76	$2.26
Discontinued operations	—	—
Net income attributable to Penske Automotive Group common stockholders	$4.76	$2.26
Shares used in determining diluted earnings per share	77.2	80.6
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$369.5	$183.1
Less: Income attributable to non-controlling interests	1.6	0.6
Income from continuing operations, net of tax	367.9	182.5
Income from discontinued operations, net of tax	—	—
Net income attributable to Penske Automotive Group common stockholders	$367.9	$182.5
Cash dividends per share	$0.47	$0.43
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
	(In millions)
Net income	$369.5	$183.1
Other comprehensive income (loss):
Foreign currency translation adjustment	(28.5)	0.1
Unrealized gain on interest rate swaps:
Unrealized gain arising during the period, net of tax provision of $0.0 and $1.3, respectively	—	3.7
Reclassification adjustment for loss included in floor plan interest expense, net of tax benefit of $0.0 and $0.1, respectively	—	0.2
Unrealized gain on interest rate swaps, net of tax	—	3.9
Other adjustments to comprehensive income, net	(1.2)	0.7
Other comprehensive income (loss), net of tax	(29.7)	4.7
Comprehensive income	339.8	187.8
Less: Comprehensive income attributable to non-controlling interests	1.2	0.1
Comprehensive income attributable to Penske Automotive Group common stockholders	$338.6	$187.7
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
	(In millions)
Operating Activities:
Net income	$369.5	$183.1
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	31.9	29.3
Earnings of equity method investments	(119.6)	(55.4)
Income from discontinued operations, net of tax	—	—
Deferred income taxes	41.4	41.8
Changes in operating assets and liabilities:
Accounts receivable	(101.1)	(54.5)
Inventories	30.8	147.2
Floor plan notes payable	(12.9)	(93.6)
Accounts payable and accrued expenses	134.6	39.1
Other	6.0	2.3
Net cash provided by continuing operating activities	380.6	239.3
Investing Activities:
Purchases of property, equipment, and improvements	(56.2)	(42.4)
Proceeds from sale of dealerships	—	4.3
Proceeds from sale of property and equipment	1.8	20.4
Acquisitions net, including repayment of sellers’ floor plan notes payable of $16.5 and $0.0, respectively	(93.6)	—
Other	(1.8)	(0.6)
Net cash used in continuing investing activities	(149.8)	(18.3)
Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	409.0	301.0
Repayments under U.S. credit agreement revolving credit line	(409.0)	(409.0)
Net repayments of other long-term debt	(9.9)	(2.3)
Net borrowings (repayments) of floor plan notes payable — non-trade	6.5	(29.1)
Repurchases of common stock	(119.2)	—
Dividends	(36.4)	(34.6)
Payment of debt issuance costs	(0.1)	(0.1)
Other	—	—
Net cash used in continuing financing activities	(159.1)	(174.1)
Discontinued operations:
Net cash provided by discontinued operating activities	—	—
Net cash provided by discontinued operations	—	—
Effect of exchange rate changes on cash and cash equivalents	(2.1)	(1.8)
Net change in cash and cash equivalents	69.6	45.1
Cash and cash equivalents, beginning of period	100.7	49.5
Cash and cash equivalents, end of period	$170.3	$94.6
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$24.7	$27.2
Income taxes	19.3	11.5
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	Three Months Ended March 31, 2022
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders’ Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2021	77,574,172	$—	$42.2	$4,196.6	$(168.8)	$4,070.0	$25.0	$4,095.0
Penske Transportation Solutions Adoption of ASC 842	—	—	—	(121.6)	—	(121.6)	—	(121.6)
Equity compensation	287,682	—	7.4	—	—	7.4	—	7.4
Repurchases of common stock	(1,203,449)	—	(49.6)	(69.6)	—	(119.2)	—	(119.2)
Dividends	—	—	—	(36.4)	—	(36.4)	—	(36.4)
Distributions to non-controlling interest	—	—	—	—	—	—	(0.6)	(0.6)
Foreign currency translation	—	—	—	—	(28.1)	(28.1)	(0.4)	(28.5)
Other	—	—	—	—	(1.2)	(1.2)	—	(1.2)
Net income	—	—	—	367.9	—	367.9	1.6	369.5
Balance, March 31, 2022	76,658,405	$—	$—	$4,336.9	$(198.1)	$4,138.8	$25.6	$4,164.4

	Three Months Ended March 31, 2021
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders’ Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2020	80,392,662	$—	$311.8	$3,151.3	$(160.6)	$3,302.5	$23.6	$3,326.1
Equity compensation	434,995	—	6.6	—	—	6.6	—	6.6
Dividends	—	—	—	(34.6)	—	(34.6)	—	(34.6)
Interest rate swaps	—	—	—	—	3.9	3.9	—	3.9
Distributions to non-controlling interest	—	—	—	—	—	—	(1.2)	(1.2)
Foreign currency translation	—	—	—	—	0.6	0.6	(0.5)	0.1
Other	—	—	—	—	0.7	0.7	—	0.7
Net income	—	—	—	182.5	—	182.5	0.6	183.1
Balance, March 31, 2021	80,827,657	$—	$318.4	$3,299.2	$(155.4)	$3,462.2	$22.5	$3,484.7
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
Business Overview and Concentrations
We are a diversified international transportation services company and one of the world's premier automotive and commercial truck retailers. We operate dealerships principally in the United States, the United Kingdom, Canada, Germany, Italy, and Japan, and we are one of the largest retailers of commercial trucks in North America for Freightliner. We also distribute and retail commercial vehicles, diesel and gas engines, power systems, and related parts and services principally in Australia and New Zealand. Additionally, we own 28.9% of Penske Transportation Solutions, a business that manages a fleet of over 373,000 vehicles providing innovative transportation, supply chain, and technology solutions to North American fleets.
Retail Automotive. We are one of the largest global automotive retailers as measured by the $22.5 billion in total retail automotive dealership revenue we generated in 2021. As of March 31, 2022, we operated 321 retail automotive franchised dealerships, of which 147 are located in the U.S. and 174 are located outside of the U.S. The franchised dealerships outside the U.S. are located primarily in the U.K. As described below, we also operate 23 used vehicle dealerships in the U.S. and U.K. under the CarShop brand. Through these franchised and used vehicle dealerships, we retailed and wholesaled more than 137,000 vehicles in the three months ended March 31, 2022. We are diversified geographically with 55% of our total retail automotive dealership revenues in the three months ended March 31, 2022, generated in the U.S. and Puerto Rico and 45% generated outside the U.S. We offer over 35 vehicle brands with 70% of our retail automotive franchised dealership revenue in the three months ended March 31, 2022, generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz, and Porsche. Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services, the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts, and replacement and aftermarket automotive products. We operate our franchised dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry.
As of March 31, 2022, we operated 23 used vehicle dealerships in the U.S. and the U.K. which retail and wholesale used vehicles under a one price, “no-haggle” methodology under the CarShop brand. Our operations consist of eight retail dealerships in the U.S. and 15 retail dealerships and a vehicle preparation center in the U.K.
During the three months ended March 31, 2022, we were awarded one retail automotive franchise in the U.S. During April 2022, we acquired three BMW/MINI dealerships and a collision center in the U.K. and one BMW/MINI dealership and a collision center in the U.S. In March 2022, we agreed to transition our 14 U.K. Mercedes Benz dealerships to an agency model beginning in January 2023. See Part II, Item 1A. Risk Factors for a discussion of agency.
Retail Commercial Truck Dealership. We operate Premier Truck Group (“PTG”), a heavy- and medium-duty truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands) with locations across nine U.S. states and Ontario, Canada. During February 2022, we acquired TEAM Truck Centres, a retailer of heavy- and medium-duty Freightliner and Western Star commercial trucks located in Ontario, Canada representing four full-service dealerships. As of March 31, 2022, PTG operated 41 locations which sell new and used trucks, parts and service, and collision repair services.
Penske Australia. Penske Australia is the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler Truck brand), MAN heavy- and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand, and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU (a Rolls-Royce solution), Detroit Diesel, Allison Transmission, and Bergen Engines. Penske Australia offers products across the on- and off-highway markets, including in the trucking, mining, power generation, defense, marine, rail, and construction sectors and supports full parts and aftersales service through a network of branches, field service locations, and dealers across the region.
Penske Transportation Solutions. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”). PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. (“Mitsui”). We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments. Penske Transportation Solutions (“PTS”) is the universal brand name for PTL’s various business lines through which it is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental, and contract maintenance along with logistic services, such as dedicated contract carriage, distribution center management, transportation management, lead logistics provider services, and dry van truckload carrier services.
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of March 31, 2022, and December 31, 2021, and for the three months ended March 31, 2022 and 2021 is unaudited but includes all adjustments which our management believes to be necessary for the fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2021, which are included as part of our Annual Report on Form 10-K.
Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounts requiring the use of significant estimates include accounts receivable, inventories, income taxes, intangible assets, leases, and certain reserves.
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

Our fixed rate debt consists of amounts outstanding under our senior subordinated notes and mortgage facilities. We estimate the fair value of our senior unsecured notes using quoted prices for the identical liability (Level 2), and we estimate the fair value of our mortgage facilities using a present value technique based on our current market interest rates for similar types of financial instruments (Level 2). A summary of our debt is as follows:

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.50% senior subordinated notes due 2025	545.1	541.8	544.7	$560.5
3.75% senior subordinated notes due 2029	494.5	442.9	494.3	490.7
Mortgage facilities	325.9	318.7	353.8	359.8
Disposals
The results of operations for disposals are included within continuing operations unless they meet the criteria to be classified as held for sale and treated as discontinued operations. We had no disposals during the three months ended March 31, 2022.
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
Penske Transportation Solutions Adoption of ASC 842
On January 1, 2022, Penske Transportation Solutions, our equity method investment of which we own 28.9%, adopted ASU No. 2016-02, “Leases (Topic 842).” The adoption resulted in a net, after-tax cumulative effect adjustment to our retained earnings of $121.6 million.
Recent Accounting Pronouncements
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. Additionally, entities can elect to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain conditions are met. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” This ASU refines the scope of ASC 848 and clarifies some of its guidance as part of the Board’s monitoring of global reference rate reform activities. The ASU permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities. These new standards were effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. While our credit facility in the U.S. and many of our floorplan arrangements utilize LIBOR as a benchmark for calculating the applicable interest rate, some of our floorplan arrangements have already transitioned to utilizing an alternative benchmark rate. We are continuing to evaluate the impact of the transition from LIBOR to alternative reference interest rates. We cannot predict the effect of the potential changes to or elimination of LIBOR, the establishment and use of alternative rates or benchmarks, and the corresponding effects on our cost of capital but do not expect a significant impact on our consolidated financial position, results of operations, and cash flows.

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
In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $34.8 million and $33.7 million as of March 31, 2022, and December 31, 2021, respectively.
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
Service and parts revenue represented $55.1 million and $61.4 million for the three months ended March 31, 2022 and 2021, respectively, for Penske Australia.
Retail Automotive Dealership
The following tables disaggregate our retail automotive reportable segment revenue by product type and geographic location for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
Retail Automotive Dealership Revenue	2022	2021
New vehicle	$2,445.5	$2,421.4
Used vehicle	2,422.9	1,808.0
Finance and insurance, net	217.3	168.8
Service and parts	586.2	503.2
Fleet and wholesale	357.3	305.5
Total retail automotive dealership revenue	$6,029.2	$5,206.9

	Three Months Ended March 31,
Retail Automotive Dealership Revenue	2022	2021
U.S.	$3,343.6	$3,004.8
U.K.	2,262.9	1,853.4
Germany, Italy, and Japan	422.7	348.7
Total retail automotive dealership revenue	$6,029.2	$5,206.9

Retail Commercial Truck Dealership
The following table disaggregates our retail commercial truck reportable segment revenue by product type for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
Retail Commercial Truck Dealership Revenue	2022	2021
New truck	$471.7	$247.5
Used truck	100.3	50.9
Finance and insurance, net	6.4	3.1
Service and parts	197.0	124.7
Other	16.9	8.5
Total retail commercial truck dealership revenue	$792.3	$434.7
Commercial Vehicle Distribution and Other
Our other reportable segment relates to our Penske Australia business. Commercial vehicle distribution and other revenue was $153.9 million and $132.2 million during the three months ended March 31, 2022 and 2021, respectively.
Contract Balances
The following table summarizes our accounts receivable and unearned revenues as of March 31, 2022, and December 31, 2021:

	March 31, 2022	December 31, 2021
Accounts receivable
Contracts in transit	$243.9	$198.7
Vehicle receivables	208.2	197.7
Manufacturer receivables	165.0	157.7
Trade receivables	198.9	164.5

Accrued expenses
Unearned revenues	$296.3	$297.0
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
Unearned revenues primarily relate to payments received from customers prior to satisfaction of our performance obligations, such as customer deposits and deferred revenues from operating leases. These amounts are presented within “Accrued expenses and other current liabilities” on our consolidated balance sheets. Of the amounts recorded as unearned revenues as of December 31, 2021, $128.9 million was recognized as revenue during the three months ended March 31, 2022.
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
We estimate the total undiscounted rent obligations under these leases, including any extension periods that we are reasonably certain to exercise, to be $5.4 billion as of March 31, 2022. Some of our lease arrangements include rental payments that are adjusted based on an index or rate, such as the Consumer Price Index (CPI). As the rate implicit in the lease is generally not readily determinable for our operating leases, the discount rates used to determine the present value of our lease liability are based on our incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. Our incremental borrowing rate for a lease is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
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
In connection with the sale, relocation, and closure of certain of our franchises, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties for the three months ended March 31, 2022 and 2021 was $5.1 million and $6.3 million, respectively. We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period. We do not have any material leases that have not yet commenced as of March 31, 2022.
The following table summarizes our net operating lease cost during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Lease Cost
Operating lease cost (1)	$63.4	$61.5
Sublease income	(5.1)	(6.3)
Total lease cost	$58.3	$55.2
__________
(1)Includes short-term leases and variable lease costs, which are immaterial.
The following table summarizes supplemental cash flow information related to our operating leases:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$62.0	$62.0
Right-of-use assets obtained in exchange for operating lease liabilities	$12.9	$47.5

Supplemental balance sheet information related to the weighted average remaining lease term and discount rate of our leases is as follows:

	March 31, 2022	December 31, 2021
Lease Term and Discount Rate
Weighted-average remaining lease term - operating leases	25 years	25 years
Weighted-average discount rate - operating leases	6.6%	6.7%
The following table summarizes the maturity of our lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on our consolidated condensed balance sheet as of March 31, 2022:

Maturity of Lease Liabilities	March 31, 2022
2022 (1)	$190.7
2023	247.9
2024	241.1
2025	237.3
2026	230.0
2027	223.3
2028 and thereafter	4,075.0
Total future minimum lease payments	$5,445.3
Less: Imputed interest	(2,940.2)
Present value of future minimum lease payments	$2,505.1

Current operating lease liabilities (2)	$96.6
Long-term operating lease liabilities	2,408.5
Total operating lease liabilities	$2,505.1
__________
(1)Excludes the three months ended March 31, 2022.
(2)Included within “Accrued expenses and other current liabilities” on Consolidated Condensed Balance Sheet as of March 31, 2022.
4. Inventories
Inventories consisted of the following:

	March 31, 2022	December 31, 2021
Retail automotive dealership new vehicles	$894.8	$869.1
Retail automotive dealership used vehicles	1,335.4	1,420.0
Retail automotive parts, accessories, and other	130.7	126.4
Retail commercial truck dealership vehicles and parts	465.7	436.7
Commercial vehicle distribution vehicles, parts, and engines	293.4	276.8
Total inventories	$3,120.0	$3,129.0
We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $15.2 million and $15.8 million during the three months ended March 31, 2022 and 2021, respectively.
5. Business Combinations
During the three months ended March 31, 2022, we acquired TEAM Truck Centres, a retailer of heavy- and medium-duty Freightliner and Western Star commercial trucks located in Ontario, Canada representing four full-service dealerships. During the three months ended March 31, 2021, we made no acquisitions. Our financial statements include the results of operations of the acquired entity from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements and may be subject to adjustment pending completion of final valuation. The following table summarizes the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the three months ended March 31, 2022:

March 31, 2022
Accounts receivable	$—
Inventories	21.9
Other current assets	0.1
Property and equipment	10.0
Indefinite-lived intangibles	64.6
Other noncurrent assets	—
Current liabilities	(2.9)
Noncurrent liabilities	(0.1)
Total cash used in acquisitions	$93.6
Our following unaudited consolidated pro forma results of operations for the three months ended March 31, 2022 and 2021 give effect to acquisitions consummated during 2022 and 2021 as if they had occurred effective at the beginning of the periods:

	Three Months Ended March 31,
	2022	2021
Revenues	$7,001.1	$6,087.0
Income from continuing operations	369.1	191.6
Net income	369.1	191.6
Income from continuing operations per diluted common share	$4.78	$2.38
Net income per diluted common share	$4.78	$2.38
6. Intangible Assets
Following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the three months ended March 31, 2022:

	Goodwill	Other Indefinite- Lived Intangible Assets
Balance, January 1, 2022	$2,124.1	$641.5
Additions	43.9	20.7
Disposals	—	—
Foreign currency translation	(11.5)	(1.2)
Balance, March 31, 2022	$2,156.5	$661.0
The additions during the three months ended March 31, 2022, were within our Retail Truck reportable segment. We had no disposals during the three months ended March 31, 2022. As of March 31, 2022, the goodwill balance within our Retail Automotive, Retail Commercial Truck, and Other reportable segments was $1,607.6 million, $466.9 million, and $82.0 million, respectively. There is no goodwill recorded in our Non-Automotive Investments reportable segment.
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
The weighted average interest rate on floor plan borrowings was 1.2% for the three months ended March 31, 2022 and 2021, respectively. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle and all floor plan notes payable relating to pre-owned vehicles as “Floor plan notes payable — non-trade” on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.
8. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average shares of voting common stock outstanding, including unvested restricted stock awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average shares of voting common stock outstanding, adjusted for the dilutive impact of unissued shares paid to directors as compensation. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021 follows:

	Three Months Ended March 31,
	2022	2021
Weighted average number of common shares outstanding	77,224,165	80,608,996
Effect of non-participatory equity compensation	25,000	40,000
Weighted average number of common shares outstanding, including effect of dilutive securities	77,249,165	80,648,996
9. Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2022	December 31, 2021
U.S. credit agreement — revolving credit line	$—	$—
U.K. credit agreement — revolving credit line	22.3	—
U.K. credit agreement — overdraft line of credit	—	—
3.50% senior subordinated notes due 2025	545.1	544.7
3.75% senior subordinated notes due 2029	494.5	494.3
Australia capital loan agreement	26.5	26.6
Australia working capital loan agreement	3.0	—
Mortgage facilities	325.9	353.8
Other	46.0	54.6
Total long-term debt	1,463.3	1,474.0
Less: current portion	(79.4)	(82.0)
Net long-term debt	$1,383.9	$1,392.0

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
The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations, and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of March 31, 2022, we had no outstanding revolver borrowings under the U.S. credit agreement.
U.K. Credit Agreement
Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £150.0 million revolving credit agreement with the National Westminster Bank plc and BMW Financial Services (GB) Limited plus an additional £52.0 million of demand overdraft lines of credit, £40.0 million of which is only available on demand from March 20th to April 30th and September 20th to October 31st each year (relating to the peak sales periods in the U.K.), (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments, and general corporate purposes. The loans mature on December 12, 2023. Beginning January 1, 2022, the revolving loans transitioned from LIBOR to the Sterling Overnight Index Average ("SONIA") and now bear interest between defined SONIA plus 1.10% and defined SONIA plus 2.10%. The U.K. credit agreement also includes a £100.0 million “accordion” feature which allows the U.K. subsidiaries to request up to an additional £100.0 million of facility capacity. The lenders may agree to provide additional capacity, and if not, the U.K. subsidiaries may add an additional lender, if available, to the facility to provide such additional capacity. As of March 31, 2022, we had £17.0 million ($22.3 million) outstanding revolver borrowings under the U.K. credit agreement.
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
Optional redemption. Prior to September 1, 2022, we may redeem the 3.50% Notes at a redemption price equal to 100% of the principal thereof, plus an applicable make-whole premium and any accrued and unpaid interest. In addition, we may redeem up to 40% of the 3.50% Notes before September 1, 2022, with net cash proceeds from certain equity offerings at a redemption price equal to 103.50% of the principal thereof, plus accrued and unpaid interest. On or after September 1, 2022, we may redeem the 3.50% Notes at the redemption prices noted in the indenture. Prior to June 15, 2024, we may redeem the 3.75% Notes at a redemption price equal to 100% of the principal thereof, plus an applicable make-whole premium, and any accrued and unpaid interest. In addition, we may redeem up to 40% of the Notes before June 15, 2024, with net cash proceeds from certain equity offerings at a redemption price equal to 103.750% of the principal thereof, plus accrued and unpaid interest. We may redeem the 3.75% Notes on or after June 15, 2024, at the redemption prices specified in the indenture.
Australia Loan Agreements
Penske Australia is party to two facilities with Volkswagen Financial Services Australia Pty Limited representing a five-year AU $50.0 million capital loan and a one-year AU $50.0 million working capital loan. Both facilities are subject to annual extensions. These agreements each provide the lender with a secured interest in all assets of these businesses. The loans bear interest at the Australian Bank Bill Swap Rate 30-day Bill Rate plus 3.0%. Irrespective of the term of the agreements, both agreements provide the lender with the ability to call the loans on 90 days’ notice. These facilities are also guaranteed by our U.S. parent company up to AU $50.0 million. As of March 31, 2022, we had AU $35.4 million ($26.5 million) outstanding under the capital loan agreement and had AU $4.0 million ($3.0 million) outstanding borrowings under the working capital loan agreement.
Mortgage Facilities
We are party to several mortgages that bear interest at defined rates and require monthly principal and interest payments. We also have a revolving mortgage facility through Toyota Motor Credit Corporation with a maximum borrowing capacity of $225 million contingent on property values and a current borrowing capacity of $149.1 million. The facility bears interest at LIBOR plus 1.50% and expires in December 2025. As of March 31, 2022, we had no borrowings under this mortgage facility. Our mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of March 31, 2022, we owed $325.9 million of principal under our mortgage facilities.
10. Commitments and Contingent Liabilities
We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of March 31, 2022, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.

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
We have $29.2 million of letters of credit outstanding as of March 31, 2022, and have posted $21.6 million of surety bonds in the ordinary course of business.
11. Equity
During the three months ended March 31, 2022, we repurchased 1,203,449 shares of our common stock for $119.2 million, or an average of $99.06 per share, under our securities repurchase program approved by our Board of Directors. In December 2021, our Board of Directors authorized the repurchase of $250.0 million worth of our securities, of which $111.2 million remains outstanding as of March 31, 2022.
12. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component and the reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2022 and 2021, respectively, attributable to Penske Automotive Group common stockholders follows:
Three Months Ended March 31, 2022

	Foreign Currency Translation	Interest Rate Swaps	Other	Total
Balance at December 31, 2021	$(174.4)	$—	$5.6	$(168.8)
Other comprehensive income (loss) before reclassifications	(28.1)	—	(1.2)	(29.3)
Amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	—	—	—
Net current period other comprehensive income (loss)	(28.1)	—	(1.2)	(29.3)
Balance at March 31, 2022	$(202.5)	$—	$4.4	$(198.1)

Three Months Ended March 31, 2021

	Foreign Currency Translation	Interest Rate Swaps	Other	Total
Balance at December 31, 2020	$(135.5)	$(3.2)	$(21.9)	$(160.6)
Other comprehensive income (loss) before reclassifications	0.6	3.7	0.7	5.0
Amounts reclassified from accumulated other comprehensive income (loss) — net of tax benefit of $0.1	—	0.2	—	0.2
Net current period other comprehensive income (loss)	0.6	3.9	0.7	5.2
Balance at March 31, 2021	$(134.9)	$0.7	$(21.2)	$(155.4)
13. Segment Information
Our operations are organized by management into operating segments by line of business and geography. We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations which includes our investment in PTS and other various investments. The Retail Automotive reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and our retail automotive joint ventures. The individual dealership operations included in the Retail Automotive reportable segment represent six operating segments: Eastern, Central, and Western United States, Used Vehicle Dealerships United States, International, and Used Vehicle Dealerships International. These operating segments have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and/or used vehicles, service, parts, and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals), and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). Revenue and segment income for the three months ended March 31, 2022 and 2021 follows:
Three Months Ended March 31,

	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Intersegment Elimination	Total
Revenues
2022	$6,029.2	$792.3	$153.9	$—	$—	$6,975.4
2021	5,206.9	$434.7	$132.2	$—	$—	$5,773.8
Segment income
2022	$309.9	$58.5	$10.5	$118.7	$—	$497.6
2021	160.3	$27.5	$6.0	$53.8	$—	$247.6

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
Overview
We are a diversified international transportation services company and one of the world's premier automotive and commercial truck retailers. We operate dealerships principally in the United States, the United Kingdom, Canada, Germany, Italy, and Japan, and we are one of the largest retailers of commercial trucks in North America for Freightliner. We also distribute and retail commercial vehicles, diesel and gas engines, power systems, and related parts and services principally in Australia and New Zealand. Additionally, we own 28.9% of Penske Transportation Solutions, a business that manages a fleet of over 373,000 vehicles providing innovative transportation, supply chain, and technology solutions to North American fleets. We employ over 25,000 people worldwide.
Business Overview
During the three months ended March 31, 2022, our business generated $7.0 billion in total revenue, which is comprised of approximately $6.0 billion from retail automotive dealerships, $792.3 million from retail commercial truck dealerships, and $153.9 million from commercial vehicle distribution and other operations. We generated $1.2 billion in gross profit, which is comprised of $1.1 billion from retail automotive dealerships, $141.2 million from retail commercial truck dealerships, and $39.8 million from commercial vehicle distribution and other operations.
Retail Automotive. We are one of the largest global automotive retailers as measured by the $22.5 billion in total retail automotive dealership revenue we generated in 2021. As of March 31, 2022, we operated 321 retail automotive franchised dealerships, of which 147 are located in the U.S. and 174 are located outside of the U.S. The franchised dealerships outside the U.S. are located primarily in the U.K. As described below, we also operate 23 used vehicle dealerships in the U.S. and U.K. under the CarShop brand. Through these franchised and used vehicle dealerships, we retailed and wholesaled more than 137,000 vehicles in the three months ended March 31, 2022. We are diversified geographically with 55% of our total retail automotive dealership revenues in the three months ended March 31, 2022, generated in the U.S. and Puerto Rico and 45% generated outside the U.S. We offer over 35 vehicle brands with 70% of our retail automotive franchised dealership revenue in the three months ended March 31, 2022, generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz, and Porsche. Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services, the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts, and replacement and aftermarket automotive products. We operate our franchised dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry.
As of March 31, 2022, we operated 23 used vehicle dealerships in the U.S. and the U.K. which retail and wholesale used vehicles under a one price, “no-haggle” methodology under the CarShop brand. Our operations consist of eight retail dealerships in the U.S. and 15 retail dealerships and a vehicle preparation center in the U.K. During the three months ended March 31, 2022, our used vehicle dealerships retailed 19,523 units and generated $515.8 million in revenue.
During the three months ended March 31, 2022, we were awarded one retail automotive franchise in the U.S. During April 2022, we acquired three BMW/MINI dealerships and a collision center in the U.K. and one BMW/MINI dealership and a collision center in the U.S. Retail automotive dealerships represented 86.4% of our total revenues and 85.3% of our total gross profit in the three months ended March 31, 2022. In March 2022, we agreed to transition our 14 U.K. Mercedes Benz dealerships to an agency model beginning in January 2023. See Part II, Item 1A. Risk Factors for a discussion of agency.
Retail Commercial Truck Dealership. We operate Premier Truck Group (“PTG”), a heavy- and medium-duty truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands) with locations across nine U.S. states and Ontario, Canada. During February 2022, we acquired TEAM Truck Centres, a retailer of heavy- and medium-duty Freightliner and Western Star commercial trucks located in Ontario, Canada representing four full-service dealerships. As of March 31, 2022, PTG operated 41 locations which sell new and used trucks, parts and service, and collision repair services. This business represented 11.4% of our total revenues and 11.5% of our total gross profit in the three months ended March 31, 2022.
Penske Australia. Penske Australia is the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler Truck brand), MAN heavy- and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand, and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU (a Rolls-Royce solution), Detroit Diesel, Allison Transmission, and Bergen Engines. Penske Australia offers products across the on- and off-highway markets, including in the trucking, mining, power generation, defense, marine, rail, and construction sectors and supports full parts and aftersales service through a network of branches, field service locations, and dealers across the region. These businesses represented 2.2% of our total revenues and 3.2% of our total gross profit in the three months ended March 31, 2022.
Penske Transportation Solutions. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”). PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. (“Mitsui”). We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments. Penske Transportation Solutions (“PTS”) is the universal brand name for PTL’s various business lines through which it is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental, and contract maintenance along with logistic services, such as dedicated contract carriage, distribution center management, transportation management, lead logistics provider services, and dry van truckload carrier services. We recorded $118.5 million and $53.7 million in equity earnings from this investment for the three months ended March 31, 2022 and 2021, respectively. We believe the increase in our PTS equity earnings is due to strong demand and profitability for commercial rental trucks and full-service leasing, as well as used vehicle sales.
Outlook
Retail Automotive. During the three months ended March 31, 2022, U.S. industry new light vehicle sales decreased 15.7%, as compared to the same period last year, to 3.3 million units, and U.K. new vehicle registrations decreased 1.9%, as compared to the same period last year, to 417,560 registrations. We believe the year over year decrease in overall sales is primarily attributable to a lower supply of new vehicles available for sale due to disruptions in the supply chain caused by the COVID-19 pandemic, production disruptions caused by a shortage of microchips or other components, and the recent war in Ukraine. Our new vehicle days’ supply is 16 as of March 31, 2022, compared to 17 as of December 31, 2021. While we expect to continue to have adequate levels of used vehicles for sale (our used vehicle days’ supply is 41 as of March 31, 2022, compared to 60 as of December 31, 2021), prolonged shortages could result in lower new vehicle sales volumes which could impact the availability and affordability of used vehicles and adversely affect us. The lower supply of new vehicles contributed to higher vehicle gross profit on both new and used vehicles sold, which contributed to our higher overall profitability. We expect lower inventories of new vehicles and parts disruptions to continue until the supply of certain components used to manufacture vehicles improves. When the supply of vehicles improves, we may experience reduced new and used vehicle gross profit together with higher sales volumes.
Our premium/luxury unit sales, which account for over 92% of our U.K. new unit sales, decreased 12.1% during the three months ended March 31, 2022, compared to a 17.2% decrease for the premium/luxury market and a 1.9% decrease for the overall market as many of the premium brands we represent in the U.K. market were impacted by production disruptions from the supply chain challenges.
We believe U.K. new car sales were also impacted by potentially higher taxes on diesel-powered vehicles and consumer uncertainty about low emission zones as the U.K. and Western European countries consider the ramifications of diesel engines on the environment, while also providing government incentives on certain electric vehicles. Representatives of the U.K. government have proposed a ban on the sale of gasoline engines in new cars and new vans that would take effect as early as 2030 and a ban on the sale of gasoline hybrid engines in new cars and new vans as early as 2035. Sales of diesel-powered vehicles decreased 51.2% and non-diesel vehicles increased 4.5% during the three months ended March 31, 2022, as compared to the same period last year.
Retail Commercial Truck Dealership. During the three months ended March 31, 2022, North American sales of Class 6-8 medium- and heavy-duty trucks, the principal vehicles for our PTG business, decreased 7.4% from the same period last year to 94,819 units. The Class 6-7 medium-duty truck market decreased 7.2% from the same period last year to 32,339 units, and Class 8 heavy-duty trucks, the largest North American market, decreased 7.4% from the same period last year to

62,480 units. The truck market is experiencing the same production issues noted above as the Class 6-8 medium- and heavy-duty truck backlog increased 18.9% from the same period last year to 369,814 units. We expect lower inventories of new commercial trucks and parts disruptions to continue until the supply of certain components used to manufacture commercial trucks improves. When the supply of commercial trucks improves, we may experience reduced new and used commercial truck gross profit per unit together with higher sales volumes.
Commercial Vehicle Distribution and Other. Penske Australia operates principally in the Australian and New Zealand heavy and medium-duty truck markets. During the three months ended March 31, 2022, the Australian heavy-duty truck market reported sales of 3,012 units, representing an increase of 23.6% from the same period last year, while the New Zealand market reported sales of 800 units, representing an increase of 19.0% from the same period last year.
Penske Transportation Solutions. A majority of PTS's revenue is generated by multi-year contracts for full-service leasing, contract maintenance, and logistics services. We expect continued resilient performance in 2022 as PTS has experienced strong demand and profitability for commercial rental trucks and full-service leasing, as well as used vehicle sales.
As described in “Forward-Looking Statements,” there are a number of factors that could cause actual results to differ materially from our expectations. See Part II, Item 1A. Risk Factors.
Operating Overview
Automotive and commercial truck dealerships represent over 95% and 70% of our revenue and our earnings before taxes, respectively. Income from our PTS investment represents over 20% of our earnings before taxes. New and used vehicle revenues typically include sales to retail customers, fleet customers, and leasing companies providing consumer leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, sales of third-party insurance policies, commissions relating to the sale of finance and lease contracts to third parties, and the sales of certain other products. Service and parts revenues include fees paid by customers for repair, maintenance and collision services, and the sale of replacement parts and other aftermarket accessories as well as warranty repairs that are reimbursed directly by various vehicle manufacturers.
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
The results of our commercial vehicle distribution and other business in Australia and New Zealand are principally driven by the number and types of products and vehicles ordered by our customers.
Aggregate revenue and gross profit increased $1,201.6 million, or 20.8%, and increased $318.5 million, or 34.9%, respectively, during the three months ended March 31, 2022, compared to the same period in 2021.
As exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to weaken against the U.S. Dollar, our U.K. results of operations would translate into less U.S. Dollar reported results. Foreign currency average rate fluctuations decreased revenue and gross profit by $34.6 million and $3.4 million, respectively, for the three months ended March 31, 2022. Foreign currency average rate fluctuations decreased earnings per share from continuing operations by approximately $0.05 per share for the three months ended March 31, 2022. Excluding the impact of foreign currency average rate fluctuations, revenue and gross profit increased 21.4% and increased 35.2%, respectively, for the three months ended March 31, 2022.
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

Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories that are secured by those vehicles. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing, and includes interest relating to our retail commercial truck dealership and commercial vehicle distribution and other operations. The cost of our variable rate indebtedness is based on the prime rate, defined LIBOR, the Bank of England Base Rate, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Tokyo Interbank Offered Rate, the Australian Bank Bill Swap Rate, or the New Zealand Bank Bill Benchmark Rate.
Regulatory authorities in the U.S. have announced their intention to stop compelling banks to submit rates for the calculation of LIBOR, ending after June 30, 2023, for the LIBOR tenors that are relevant to our business. Our senior secured revolving credit facility in the U.S. and many of our floorplan arrangements utilize LIBOR as a benchmark for calculating the applicable interest rate, although some of our floorplan arrangements have already transitioned to utilizing an alternative benchmark rate. Our U.K. credit agreement transitioned from LIBOR to SONIA as of January 1, 2022. We cannot predict the effect of the potential changes to or elimination of LIBOR or the establishment and use of alternative rates or benchmarks and the corresponding effects on our cost of capital.
The future success of our business is dependent upon, among other things, general economic and industry conditions, including the effect of COVID-19 on the global economy; the distribution rate and acceptance of vaccines for COVID-19; our ability to react effectively to changing business conditions in light of the COVID-19 pandemic; the rate of inflation; our ability to consummate and integrate acquisitions; the level of vehicle sales in the markets where we operate; our ability to obtain vehicles and parts from our manufacturers, especially in light of the COVID-19 pandemic and the war in Ukraine, including global shortages in microchip availability or other vehicle components; changes in the retail model either from direct sales by manufacturers, transition to an agency model of sales, sales by online competitors, or from the expansion of electric vehicles; our ability to realize returns on our significant capital investment in new and upgraded dealership facilities; our ability to navigate a rapidly changing automotive and truck landscape; the success of our distribution of commercial vehicles, engines, and power systems; and the return realized from our investments in various joint ventures and other non-consolidated investments. See Part II, Item 1A. Risk Factors and “Forward-Looking Statements” below.
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
The accounting policies and estimates that we believe to be most dependent upon the use of estimates and assumptions are revenue recognition, goodwill and other indefinite-lived intangible assets, investments, self-insurance reserves, lease recognition, and income taxes. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 annual report on Form 10-K for additional detail and discussion of these critical accounting policies and estimates. There have been no material changes in critical accounting policies and estimates as described in our most recent annual report.
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
Results of Operations
The following tables present comparative financial data relating to our operating performance in the aggregate and on a “same-store” basis. Dealership results are included in same-store comparisons when we have consolidated the acquired entity during the entirety of both periods being compared. As an example, if a dealership were acquired on January 15, 2020, the results of the acquired entity would be included in annual same-store comparisons beginning with the year ended December 31, 2022, and in quarterly same-store comparisons beginning with the quarter ended June 30, 2021.

Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021
Retail Automotive Dealership New Vehicle Data
(In millions, except unit and per unit amounts)

			2022 vs. 2021
New Vehicle Data	2022	2021	Change	% Change
New retail unit sales	45,528	50,409	(4,881)	(9.7)%
Same-store new retail unit sales	43,804	50,322	(6,518)	(13.0)%
New retail sales revenue	$2,445.5	$2,421.4	$24.1	1.0%
Same-store new retail sales revenue	$2,342.5	$2,414.8	$(72.3)	(3.0)%
New retail sales revenue per unit	$53,714	$48,036	$5,678	11.8%
Same-store new retail sales revenue per unit	$53,476	$47,987	$5,489	11.4%
Gross profit — new	$311.4	$205.0	$106.4	51.9%
Same-store gross profit — new	$296.6	$204.5	$92.1	45.0%
Average gross profit per new vehicle retailed	$6,840	$4,067	$2,773	68.2%
Same-store average gross profit per new vehicle retailed	$6,770	$4,063	$2,707	66.6%
Gross margin % — new	12.7%	8.5%	4.2%	49.4%
Same-store gross margin % — new	12.7%	8.5%	4.2%	49.4%
Units
Retail unit sales of new vehicles decreased from 2021 to 2022 due to a 6,518 unit, or 13.0%, decrease in same-store new retail unit sales, partially offset by a 1,637 unit increase from net dealership acquisitions. Same-store units decreased 13.2% in the U.S. and decreased 12.5% internationally. Overall, new units decreased 9.5% in the U.S. and decreased 10.0% internationally. We believe the decrease in same-store unit sales is due to a lower supply of new vehicles available for sale caused by supply chain issues discussed above.
Revenues
New vehicle retail sales revenue increased from 2021 to 2022 due to a $96.4 million increase from net dealership acquisitions, partially offset by a $72.3 million, or 3.0%, decrease in same-store revenues. Excluding $36.0 million of unfavorable foreign currency fluctuations, same-store new retail revenue decreased 1.5%. The same-store revenue decrease is due to the decrease in same-store new retail unit sales, which decreased revenue by $312.7 million, partially offset by a $5,489 per unit increase in same-store comparative average selling price (including an $823 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $240.4 million. We believe the increase in same-store comparative average selling price is due to increased customer demand and a lower supply of new vehicles available for sale, which has been caused by supply chain issues discussed above.
Gross Profit
Retail gross profit from new vehicle sales increased from 2021 to 2022 due to a $92.1 million, or 45.0%, increase in same-store gross profit, coupled with a $14.3 million increase from net dealership acquisitions. Excluding $4.1 million of unfavorable foreign currency fluctuations, same-store gross profit increased 47.0%. The increase in same-store gross profit is due to a $2,707 per unit increase in same-store comparative average gross profit (including a $95 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased gross profit by $118.6 million, partially offset by the decrease in same-store new retail unit sales, which decreased gross profit by $26.5 million. We believe the increase in same-store comparative average gross profit per unit is attributed to increased customer demand and a lower supply of new vehicles available for sale, which has been caused by supply chain issues discussed above.

Retail Automotive Dealership Used Vehicle Data
(In millions, except unit and per unit amounts)

			2022 vs. 2021
Used Vehicle Data	2022	2021	Change	% Change
Used retail unit sales	68,231	60,443	7,788	12.9%
Same-store used retail unit sales	65,414	60,347	5,067	8.4%
Used retail sales revenue	$2,422.9	$1,808.0	$614.9	34.0%
Same-store used retail sales revenue	$2,332.6	$1,803.5	$529.1	29.3%
Used retail sales revenue per unit	$35,510	$29,912	$5,598	18.7%
Same-store used retail sales revenue per unit	$35,659	$29,886	$5,773	19.3%
Gross profit — used	$155.8	$109.4	$46.4	42.4%
Same-store gross profit — used	$150.5	$109.2	$41.3	37.8%
Average gross profit per used vehicle retailed	$2,284	$1,810	$474	26.2%
Same-store average gross profit per used vehicle retailed	$2,300	$1,810	$490	27.1%
Gross margin % — used	6.4%	6.1%	0.3%	4.9%
Same-store gross margin % — used	6.5%	6.1%	0.4%	6.6%
Units
Retail unit sales of used vehicles increased from 2021 to 2022 due to a 5,067 unit, or 8.4%, increase in same-store used retail unit sales, coupled with a 2,721 unit increase from net dealership acquisitions. Same-store units decreased 9.1% in the U.S. and increased 28.2% internationally. Same-store retail units for our U.S. and U.K. CarShop used vehicle dealerships decreased 21.9% and increased 92.5%, respectively. Overall, used units decreased 5.9% in the U.S. and increased 34.1% internationally. We believe the increase in same-store unit sales in the U.K. is primarily due to the lifting of lockdown restrictions due to COVID-19 compared to the same period last year. We believe the decrease in same-store unit sales in the U.S. is primarily due to higher used unit prices attributable to lower overall vehicle inventory availability for sale resulting from supply chain issues discussed above.
Revenues
Used vehicle retail sales revenue increased from 2021 to 2022 due to a $529.1 million, or 29.3%, increase in same-store revenues, coupled with an $85.8 million increase from net dealership acquisitions. Excluding $41.7 million of unfavorable foreign currency fluctuations, same-store used retail revenue increased 31.6%. The same-store revenue increase is due to a $5,773 per unit increase in same-store comparative average selling price (including a $638 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $348.4 million, coupled with the increase in same-store used retail unit sales, which increased revenue by $180.7 million. The average sales price per unit for our CarShop used vehicle dealerships increased 22.9% to $21,700. We believe the increase in same-store comparative average selling price is primarily due to increased demand by consumers looking to acquire used vehicles to compensate for the lower supply of new vehicles available for sale, which has been caused by supply chain issues discussed above.
Gross Profit
Retail gross profit from used vehicle sales increased from 2021 to 2022 due to a $41.3 million, or 37.8%, increase in same-store gross profit, coupled with a $5.1 million increase from net dealership acquisitions. Excluding $2.4 million of unfavorable foreign currency fluctuations, same-store gross profit increased 40.0%. The increase in same-store gross profit is due to a $490 per unit increase in same-store comparative average gross profit (including a $37 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased gross profit by $29.6 million, coupled with the increase in same-store used retail unit sales, which increased gross profit by $11.7 million. The average gross profit per unit for our CarShop used vehicle dealerships decreased 13.2% to $760. We believe the increase in same-store comparative average gross profit per unit is primarily due to increased demand by consumers looking to acquire used vehicles to compensate for the lower supply of new vehicles available for sale, which has been caused by supply chain issues discussed above.

Retail Automotive Dealership Finance and Insurance Data
(In millions, except unit and per unit amounts)

			2022 vs. 2021
Finance and Insurance Data	2022	2021	Change	% Change
Total retail unit sales	113,759	110,852	2,907	2.6%
Total same-store retail unit sales	109,218	110,669	(1,451)	(1.3)%
Finance and insurance revenue	$217.3	$168.8	$48.5	28.7%
Same-store finance and insurance revenue	$211.0	$168.3	$42.7	25.4%
Finance and insurance revenue per unit	$1,910	$1,523	$387	25.4%
Same-store finance and insurance revenue per unit	$1,932	$1,521	$411	27.0%
Finance and insurance revenue increased from 2021 to 2022 due to a $42.7 million, or 25.4%, increase in same-store revenues, coupled with a $5.8 million increase from net dealership acquisitions. Excluding $2.8 million of unfavorable foreign currency fluctuations, same-store finance and insurance revenue increased 27.0%. The same-store revenue increase is due to a $411 per unit increase in same-store comparative average finance and insurance revenue (including a $26 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $44.9 million, partially offset by the decrease in same-store retail unit sales, which decreased revenue by $2.2 million. Finance and insurance revenue per unit increased 34.7% in the U.S. and increased 16.3% in the U.K. We believe the increase in same-store finance and insurance revenue per unit is primarily due to our efforts to increase finance and insurance penetration, which include implementing interactive digital customer sales platforms, additional training, and targeting underperforming locations, coupled with the increase in average selling price per unit of new and used vehicles as well as lower leasing and higher amount of purchases which has driven higher product penetration rates.
Retail Automotive Dealership Service and Parts Data
(In millions)

			2022 vs. 2021
Service and Parts Data	2022	2021	Change	% Change
Service and parts revenue	$586.2	$503.2	$83.0	16.5%
Same-store service and parts revenue	$567.3	$502.5	$64.8	12.9%
Gross profit — service and parts	$350.5	$305.4	$45.1	14.8%
Same-store service and parts gross profit	$340.0	$304.8	$35.2	11.5%
Gross margin % — service and parts	59.8%	60.7%	(0.9)%	(1.5)%
Same-store service and parts gross margin %	59.9%	60.7%	(0.8)%	(1.3)%
Revenues
Service and parts revenue increased from 2021 to 2022, with an increase of 17.2% in the U.S. and an increase of 15.2% internationally. The increase in service and parts revenue is due to a $64.8 million, or 12.9%, increase in same-store revenues, coupled with an $18.2 million increase from net dealership acquisitions. Excluding $7.6 million of unfavorable foreign currency fluctuations, same-store revenue increased 14.4%. The increase in same-store revenue is due to a $64.8 million, or 18.3%, increase in customer pay revenue and a $4.3 million, or 14.1%, increase in vehicle preparation and body shop revenue, partially offset by a $4.3 million, or 3.7%, decrease in warranty revenue. We believe the increase in same-store service and parts revenue is related to increases in vehicle miles traveled compared to the same period last, coupled with the prolonged reliance on older vehicles resulting from the limited supply of new vehicles, which generates additional service and parts revenues.
Gross Profit
Service and parts gross profit increased from 2021 to 2022 due to a $35.2 million, or 11.5%, increase in same-store gross profit, coupled with a $9.9 million increase from net dealership acquisitions. Excluding $4.3 million of unfavorable foreign currency fluctuations, same-store gross profit increased 13.0%. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $38.9 million, partially offset by a 0.8% decrease in same-store gross margin, which decreased gross profit by $3.7 million. The same-store gross profit increase is due to a $30.7 million, or 17.6%, increase in customer pay gross profit and a $6.7 million, or 10.0%, increase in vehicle preparation and body shop gross profit, partially offset by a $2.2 million, or 3.4%, decrease in warranty gross profit.
Retail Commercial Truck Dealership Data
(In millions, except unit and per unit amounts)

			2022 vs. 2021
New Commercial Truck Data	2022	2021	Change	% Change
New retail unit sales	3,855	2,165	1,690	78.1%
Same-store new retail unit sales	3,134	2,165	969	44.8%
New retail sales revenue	$471.7	$247.5	$224.2	90.6%
Same-store new retail sales revenue	$383.0	$247.5	$135.5	54.7%
New retail sales revenue per unit	$122,357	$114,323	$8,034	7.0%
Same-store new retail sales revenue per unit	$122,198	$114,323	$7,875	6.9%
Gross profit — new	$29.0	$14.3	$14.7	102.8%
Same-store gross profit — new	$24.4	$14.3	$10.1	70.6%
Average gross profit per new truck retailed	$7,511	$6,585	$926	14.1%
Same-store average gross profit per new truck retailed	$7,784	$6,585	$1,199	18.2%
Gross margin % — new	6.1%	5.8%	0.3%	5.2%
Same-store gross margin % — new	6.4%	5.8%	0.6%	10.3%
Units
Retail unit sales of new trucks increased from 2021 to 2022 due to a 969 unit, or 44.8%, increase in same-store new retail unit sales, coupled with a 721 unit increase from net dealership acquisitions. We believe the increase in same-store unit sales is primarily due to higher demand from a strong economy and the timing of deliveries from the vehicle manufacturers due to the backlog of orders delivered during the first quarter of 2022 caused by the supply chain issues discussed above.
Revenues
New commercial truck retail sales revenue increased from 2021 to 2022 due to a $135.5 million, or 54.7%, increase in same-store revenues, coupled with an $88.7 million increase from net dealership acquisitions. The same-store revenue increase is due to the increase in same-store new retail unit sales, which increased revenue by $118.5 million, coupled with a $7,875 per unit increase in same-store comparative average selling price, which increased revenue by $17.0 million. We believe the increase in same-store comparative average selling price is due to increased customer demand and a limited supply of new trucks available for sale, which has been caused by supply chain issues discussed above.
Gross Profit
New commercial truck retail gross profit increased from 2021 to 2022 due to a $10.1 million, or 70.6%, increase in same-store gross profit, coupled with a $4.6 million increase from net dealership acquisitions. The increase in same-store gross profit is due to the increase in same-store new retail unit sales, which increased gross profit by $7.5 million, coupled with a $1,199 per unit increase in same-store comparative average gross profit, which increased gross profit by $2.6 million. We believe the increase in same-store comparative average gross profit per unit is attributed to increased customer demand and a limited supply of new trucks available for sale, which has been caused by supply chain issues discussed above.

			2022 vs. 2021
Used Commercial Truck Data	2022	2021	Change	% Change
Used retail unit sales	837	841	(4)	(0.5)%
Same-store used retail unit sales	651	841	(190)	(22.6)%
Used retail sales revenue	$100.3	$50.9	$49.4	97.1%
Same-store used retail sales revenue	$78.5	$50.9	$27.6	54.2%
Used retail sales revenue per unit	$119,847	$60,582	$59,265	97.8%
Same-store used retail sales revenue per unit	$120,539	$60,582	$59,957	99.0%
Gross profit — used	$15.9	$6.5	$9.4	144.6%
Same-store gross profit — used	$12.5	$6.5	$6.0	92.3%
Average gross profit per used truck retailed	$18,961	$7,674	$11,287	147.1%
Same-store average gross profit per used truck retailed	$19,263	$7,674	$11,589	151.0%
Gross margin % — used	15.9%	12.8%	3.1%	24.2%
Same-store gross margin % — used	15.9%	12.8%	3.1%	24.2%
Units
Retail unit sales of used trucks decreased from 2021 to 2022 due to a 190 unit, or 22.6%, decrease in same-store retail unit sales, partially offset by a 186 unit increase from net dealership acquisitions. We believe the decrease in same-store unit sales is primarily due to the decreased availability of used trucks as consumers were faced with a lower supply of new trucks available for sale.
Revenues
Used commercial truck retail sales revenue increased from 2021 to 2022 due to a $27.6 million, or 54.2%, increase in same-store revenues, coupled with a $21.8 million increase from net dealership acquisitions. The same-store revenue increase is due to a $59,957 per unit increase in same-store comparative average selling price, which increased revenue by $39.0 million, partially offset by the decrease in same-store used retail unit sales, which decreased revenue by $11.4 million. We believe the increase in same-store comparative average selling price is primarily due to continued strong customer demand and a limited supply of used trucks available for sale, which has been caused by supply chain issues discussed above.
Gross Profit
Used commercial truck retail gross profit increased from 2021 to 2022 due to a $6.0 million, or 92.3%, increase in same-store gross profit, coupled with a $3.4 million increase from net dealership acquisitions. The increase in same-store gross profit is due to an $11,589 per unit increase in same-store comparative average gross profit, which increased gross profit by $7.5 million, partially offset by the decrease in same-store used retail unit sales, which decreased gross profit by $1.5 million. We believe the increase in same-store comparative average gross profit per unit is primarily due to continued strong customer demand and a limited supply of used trucks available for sale, which has been caused by supply chain issues discussed above.

			2022 vs. 2021
Service and Parts Data	2022	2021	Change	% Change
Service and parts revenue	$197.0	$124.7	$72.3	58.0%
Same-store service and parts revenue	$156.8	$124.7	$32.1	25.7%
Gross profit — service and parts	$83.8	$52.7	$31.1	59.0%
Same-store service and parts gross profit	$67.2	$52.7	$14.5	27.5%
Gross margin % — service and parts	42.5%	42.3%	0.2%	0.5%
Same-store service and parts gross margin %	42.9%	42.3%	0.6%	1.4%
Revenues
Service and parts revenue increased from 2021 to 2022 due to a $40.2 million increase from net dealership acquisitions, coupled with a $32.1 million, or 25.7%, increase in same-store revenues. Customer pay work represents approximately 81.0% of PTG’s service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The increase in same-store revenue is due to a $28.0 million, or 28.5%, increase in customer pay revenue, a $3.2 million, or 15.2%, increase in warranty revenue, and a $0.9 million, or 18.0%, increase in body shop revenue. We believe the increase in same-store service and parts revenue is primarily due to higher freight rates which increase utilization and coupled with the prolonged reliance on older trucks resulting from the limited supply of new trucks, which generates additional service and parts revenues.
Gross Profit
Service and parts gross profit increased from 2021 to 2022 due to a $16.6 million increase from net dealership acquisitions, coupled with a $14.5 million, or 27.5%, increase in same-store gross profit. The same-store gross profit increase is due to the increase in same-store revenues, which increased gross profit by $13.7 million, coupled with a 0.6% increase in same-store gross margin, which increased gross profit by $0.8 million. The same-store gross profit increase is due to an $11.4 million, or 31.8%, increase in customer pay gross profit, a $2.0 million, or 16.7%, increase in warranty gross profit, and a $1.1 million, or 22.4%, increase in body shop gross profit.
Commercial Vehicle Distribution and Other Data
(In millions, except unit amounts)

			2022 vs. 2021
Penske Australia Data	2022	2021	Change	% Change
Commercial vehicle units (wholesale and retail)	338	259	79	30.5%
Power system units	335	257	78	30.4%
Sales revenue	$153.9	$132.2	$21.7	16.4%
Gross profit	$39.8	$33.3	$6.5	19.5%
Penske Australia primarily distributes and services commercial vehicles, engines, and power systems. This business generated $153.9 million of revenue during the three months ended March 31, 2022, compared to $132.2 million of revenue in the prior year, an increase of 16.4%. This business also generated $39.8 million of gross profit during the three months ended March 31, 2022, compared to $33.3 million of gross profit in the prior year, an increase of 19.5%.
These improved results from 2021 to 2022 are primarily due to an increase in commercial demand for trucks in Australia, an increase in service and parts gross profit, and increased sales to our defense and power generation product lines. Excluding $10.2 million of revenue attributable to unfavorable foreign currency fluctuations, revenue increased 24.1%. Excluding $2.6 million of gross profit attributable to unfavorable foreign currency fluctuations, gross profit increased 27.3%.
Selling, General, and Administrative Data
(In millions)

			2022 vs. 2021
Selling, General, and Administrative Data	2022	2021	Change	% Change
Personnel expense	$501.1	$396.9	$104.2	26.3%
Advertising expense	$31.6	$26.2	$5.4	20.6%
Rent & related expense	$90.8	$80.2	$10.6	13.2%
Other expense	$174.3	$161.0	$13.3	8.3%
Total SG&A expenses	$797.8	$664.3	$133.5	20.1%
Same-store SG&A expenses	$757.2	$662.0	$95.2	14.4%

Personnel expense as % of gross profit	40.7%	43.5%	(2.8)%	(6.4)%
Advertising expense as % of gross profit	2.6%	2.9%	(0.3)%	(10.3)%
Rent & related expense as % of gross profit	7.4%	8.8%	(1.4)%	(15.9)%
Other expense as % of gross profit	14.1%	17.5%	(3.4)%	(19.4)%
Total SG&A expenses as % of gross profit	64.8%	72.7%	(7.9)%	(10.9)%
Same-store SG&A expenses as % of same-store gross profit	64.8%	72.6%	(7.8)%	(10.7)%

Selling, general, and administrative expenses (“SG&A”) increased from 2021 to 2022 due to a $95.2 million, or 14.4%, increase in same-store SG&A, coupled with a $38.3 million increase from net acquisitions. Excluding $11.2 million of unfavorable foreign currency fluctuations, same-store SG&A increased 16.1%. SG&A as a percentage of gross profit was 64.8%, a decrease of 790 basis points compared to 72.7% in the prior year. SG&A expenses as a percentage of total revenue was 11.4% and 11.5% in the three months ended March 31, 2022 and 2021, respectively. We believe the decrease in SG&A as a percentage of gross profit is comprised of increased gross profit across our various business lines, coupled with expense reductions.
Depreciation
(In millions)

			2022 vs. 2021
	2022	2021	Change	% Change
Depreciation	$31.9	$29.3	2.6	8.9%
Depreciation increased from 2021 to 2022 due to a $2.2 million increase from net acquisitions, coupled with a $0.4 million, or 1.5% increase, in same-store depreciation. We believe the overall increase is primarily related to our ongoing facility improvements and expansion programs.
Floor Plan Interest Expense
(In millions)

			2022 vs. 2021
	2022	2021	Change	% Change
Floor plan interest expense	$7.5	$9.5	(2.0)	(21.1)%
Floor plan interest expense decreased from 2021 to 2022 due to a $2.2 million, or 23.9%, decrease in same-store floor plan interest expense, partially offset by a $0.2 million increase from net acquisitions. We believe the overall decrease is primarily due to decreases in amounts outstanding under floor plan arrangements as new vehicle inventory declined. This inventory decline was due to a lower supply of new vehicles available for sale, which has been caused by supply chain issues discussed above.
Other Interest Expense
(In millions)

			2022 vs. 2021
	2022	2021	Change	% Change
Other interest expense	$16.5	$17.9	(1.4)	(7.8)%
Other interest expense decreased from 2021 to 2022 primarily due to the decrease in outstanding revolver borrowings under the U.S. and U.K. credit agreements.
Equity in Earnings of Affiliates
(In millions)

			2022 vs. 2021
	2022	2021	Change	% Change
Equity in earnings of affiliates	$119.6	$55.4	64.2	115.9%
Equity in earnings of affiliates increased from 2021 to 2022 primarily due to a $64.8 million, or 120.7%, increase in earnings from our investment in PTS, coupled with the increase in earnings from our retail automotive joint ventures. We believe the increase in our PTS equity earnings is due to strong demand and profitability for commercial rental trucks and full-service leasing, as well as used vehicle sales.

Income Taxes
(In millions)

			2022 vs. 2021
	2022	2021	Change	% Change
Income taxes	$128.1	$64.5	63.6	98.6%
Income taxes increased from 2021 to 2022 primarily due to a $250.0 million increase in our pre-tax income compared to the prior year. Our effective tax rate was 25.7% during the three months ended March 31, 2022, compared to 26.0% during the three months ended March 31, 2021, primarily due to fluctuations in our geographic pre-tax income mix.
Liquidity and Capital Resources
Our cash requirements are primarily for working capital, inventory financing, the acquisition of new businesses, the improvement and expansion of existing facilities, the purchase or construction of new facilities, including CarShop used vehicle dealerships, debt service and repayments, dividends, and potential repurchases of our outstanding securities under the program discussed below. Historically, these cash requirements have been met through cash flow from operations, borrowings under our credit agreements and floor plan arrangements, the issuance of debt securities, sale-leaseback transactions, real estate financings, and dividends and distributions from joint venture investments.
We have historically expanded our operations through organic growth and the acquisition of dealerships and other businesses. We believe that cash flow from operations, dividends and distributions from PTS and our joint venture investments, and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our existing operations and current commitments for at least the next twelve months. In the event that economic conditions are more severely impacted than we expect due to the COVID-19 pandemic or vehicle shortages resulting from supply chain difficulties, we pursue significant acquisitions or other expansion opportunities, pursue significant repurchases of our outstanding securities, or refinance or repay existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings, which sources of funds may not necessarily be available on terms acceptable to us, if at all. In addition, our liquidity could be negatively impacted in the event we fail to comply with the covenants under our various financing and operating agreements or in the event our floor plan financing is withdrawn. Future events, including acquisitions, divestitures, new or revised operating lease agreements, borrowings or repayments under our credit agreements and our floor plan arrangements, raising capital, and purchases or refinancing of our securities, may also impact our liquidity.
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
Floor plan notes payable are revolving inventory-secured financing arrangements. Refer to the disclosures provided in Part I, Item 1, Note 7 of the Notes to our Consolidated Financial Statements for a detailed description of financing for the vehicles we purchase, including discussion of our floor plan and other revolving arrangements.
Refer to the disclosures provided in Part I, Item 1, Note 11 of the Notes to our Consolidated Financial Statements for a description of our off-balance sheet arrangements which includes a repurchase commitment related to our floor plan credit agreement with Mercedes Benz Financial Services Australia.
As of March 31, 2022, we had $170.3 million of cash available to fund our operations and capital commitments. In addition, we had $800.0 million, £145.0 million ($190.6 million), AU $46.0 million ($34.4 million), and $149.1 million available for borrowing under our U.S. credit agreement, U.K. credit agreement, Australian working capital loan agreement, and revolving portion of the Toyota Motor Credit Corporation mortgage facility, respectively.
Securities Repurchases
From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, through a pre-arranged trading plan, pursuant to the terms of an accelerated share repurchase program, or by other means. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit agreement, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. In December 2021, our Board of Directors authorized the repurchase of $250.0 million worth of our securities, of which $111.2 million and $46.3 million remained outstanding as of March 31, 2022, and April 26, 2022, respectively. Refer to the disclosures provided in Part I, Item 1, Note 12 of the Notes to our Consolidated Condensed Financial Statements for a summary of shares repurchased during the three months ended March 31, 2022.
Dividends
We paid the following cash dividends on our common stock in 2021 and 2022:
Per Share Dividends

2021

First Quarter	$0.43
Second Quarter	$0.44
Third Quarter	$0.45
Fourth Quarter	$0.46

2022

First Quarter	$0.47
While future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors, which may include our expectations regarding the severity and duration of the COVID-19 pandemic, vehicle production issues, the rate of inflation, earnings, cash flow, capital requirements, restrictions relating to any then-existing indebtedness, financial condition, alternative uses of capital, and other factors, we currently expect to continue to pay comparable dividends in the future.
Long-Term Debt Obligations
As of March 31, 2022, we had the following long-term debt obligations outstanding:

(In millions)	March 31, 2022
U.S. credit agreement — revolving credit line	$—
U.K. credit agreement — revolving credit line	22.3
U.K. credit agreement — overdraft line of credit	—
3.50% senior subordinated notes due 2025	545.1
3.75% senior subordinated notes due 2029	494.5
Australia capital loan agreement	26.5
Australia working capital loan agreement	3.0
Mortgage facilities	325.9
Other	46.0
Total long-term debt	$1,463.3
As of March 31, 2022, we were in compliance with all covenants under our credit agreements, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1,

Note 9 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of our long-term debt obligations.
Short-Term Borrowings
We have five principal sources of short-term borrowings: the revolving portion of the U.S. credit agreement, the revolving portion of the U.K. credit agreement, our Australian working capital loan agreement, the revolving portion of the Toyota Motor Credit Corporation mortgage facility, and the floor plan agreements that we utilize to finance our vehicle inventories. We are also able to access availability under the floor plan agreements to fund our cash needs, including payments made relating to our higher interest rate revolving credit agreements.
During the three months ended March 31, 2022, outstanding revolving commitments varied between $0.0 million and $159.0 million under the U.S. credit agreement, between £0.0 million and £17.0 million ($0.0 million and $22.3 million) under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), between AU $0.0 million and AU $10.0 million ($0.0 million and $7.5 million) under the Australia working capital loan agreement, and between $0.0 million and $149.1 million under the revolving portion of the Toyota Motor Credit Corporation mortgage facility. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.
Interest Rate Swaps
The Company periodically uses interest rate swaps to manage interest rate risk associated with the Company’s variable rate floor plan debt. In April 2020, we entered into a five-year interest rate swap agreement pursuant to which the LIBOR portion of $300.0 million of our U.S. floating rate floor plan debt was fixed at 0.5875% This arrangement was in effect through April 2025. However, we terminated this arrangement in November 2021.
PTS Dividends
We hold a 28.9% ownership interest in PTS as noted above. Their partnership agreement requires PTS, subject to applicable law and the terms of its credit agreements, to make quarterly distributions to the partners with respect to each fiscal year by no later than 45 days after the end of each of the first three quarters of the year and by April 15 of the following year. PTS’ partnership agreement and certain of its debt agreements allow partner distributions only as long as it is not in default under those agreements and the amount it pays does not exceed 50% of its consolidated net income, unless its debt-to-equity ratio is less than 3.0 to 1, in which case its distributions may not exceed 80% of its consolidated net income. We receive pro rata cash distributions relating to this investment, typically in April, May, August, and November of each year. In 2021, we received $165.5 million of pro rata cash distributions relating to this investment, and we currently expect to continue to receive future distributions from PTS quarterly, subject to its financial performance.
Sale/Leaseback Arrangements
We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period.
Operating Leases
We estimate the total rent obligations under our operating leases, including any extension periods that we are reasonably certain to exercise at our discretion and assuming constant consumer price indices, to be $5.4 billion. As of March 31, 2022, we were in compliance with all financial covenants under these leases consisting principally of leases for dealership and other properties, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 3 and Note 11 of the Notes to our Consolidated Condensed Financial Statements for a description of our operating leases.
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
Condensed income statement information:

	PAG and Guarantor Subsidiaries
	Three Months Ended March 31, 2022	Twelve Months Ended December 31, 2021
Revenues	$3,876.1	$14,605.6
Gross profit	751.1	2,731.0
Equity in earnings of affiliates	118.5	366.2
Income from continuing operations	271.0	908.2
Net income	271.0	909.5
Net income attributable to Penske Automotive Group	271.0	909.5
Condensed balance sheet information:

	PAG and Guarantor Subsidiaries
	March 31, 2022	December 31, 2021
Current assets (1)	$2,279.0	$2,245.6
Property and equipment, net	1,276.5	1,264.9
Equity method investments	1,602.6	1,645.6
Other noncurrent assets	3,579.6	3,524.0
Current liabilities	1,926.7	1,843.9
Noncurrent liabilities	3,800.3	3,858.9
__________
(1)Includes $537.8 million and $529.9 million as of March 31, 2022, and December 31, 2021, respectively, due from Non-Guarantors.
During the three months ended March 31, 2022, PAG received $8.0 million from non-guarantor subsidiaries. During the twelve months ended December 31, 2021, PAG received $93.5 million from non-guarantor subsidiaries.

Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities. The major components of these changes are discussed below.

	Three Months Ended March 31,
(In millions)	2022	2021
Net cash provided by continuing operating activities	$380.6	$239.3
Net cash used in continuing investing activities	(149.8)	(18.3)
Net cash used in continuing financing activities	(159.1)	(174.1)
Net cash provided by discontinued operations	—	—
Effect of exchange rate changes on cash and cash equivalents	(2.1)	(1.8)
Net change in cash and cash equivalents	$69.6	$45.1
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

	Three Months Ended March 31,
(In millions)	2022	2021
Net cash from continuing operating activities as reported	$380.6	$239.3
Floor plan notes payable — non-trade as reported	6.5	(29.1)
Net cash from continuing operating activities including all floor plan notes payable	$387.1	$210.2
Cash Flows from Continuing Investing Activities
Cash flows from continuing investing activities consist primarily of cash used for capital expenditures, proceeds from the sale of dealerships, proceeds from the sale of property and equipment, and net expenditures for acquisitions and other investments. Capital expenditures were $56.2 million and $42.4 million during the three months ended March 31, 2022 and 2021, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our capital expenditures with operating cash flows or borrowings under our credit agreements. We had no proceeds from the sale of dealerships during the three months ended March 31, 2022, compared to $4.3 million during the three months ended March 31, 2021. Proceeds from the sale of property and equipment were $1.8 million and $20.4 million during the three months ended March 31, 2022 and 2021, respectively. Cash used in acquisitions and other investments, net of cash acquired, was $93.6 million during the three months ended March 31, 2022, and included cash used to repay sellers’ floor plan liabilities in such business acquisitions of $16.5 million compared to no cash used in acquisitions and other investments, net of cash acquired, during the three months ended March 31, 2021.
Cash Flows from Continuing Financing Activities
Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, net borrowings or repayments of floor plan notes payable non-trade, repurchases of common stock, dividends, and payments for debt issuance costs.
We had net repayments of long-term debt of $9.9 million and $110.3 million during the three months ended March 31, 2022 and 2021, respectively. We had net borrowings of floor plan notes payable non-trade of $6.5 million and net repayments of floor plan notes payable non-trade of $29.1 million during the three months ended March 31, 2022 and 2021, respectively. We repurchased 1.2 million shares of common stock under our securities repurchase program for $119.2 million during three months ended March 31, 2022, compared to no repurchases of common stock during the three months ended March 31, 2021. We also paid cash dividends to our stockholders of $36.4 million and $34.6 million during the three months ended March 31, 2022 and 2021, respectively. We made payments of $0.1 million and $0.1 million for debt issuance costs during the three months ended March 31, 2022 and 2021, respectively.
Related Party Transactions
Stockholders Agreement
Several of our directors and officers are affiliated with Penske Corporation or related entities. Roger Penske, our Chair of the Board and Chief Executive Officer, is also Chair of the Board and Chief Executive Officer of Penske Corporation and through entities affiliated with Penske Corporation is our largest stockholder owning approximately 46% of our outstanding common stock. Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. (collectively, “Mitsui”) own approximately 18% of our outstanding common stock. Mitsui, Penske Corporation, and certain other affiliates of Penske Corporation are parties to a stockholders agreement pursuant to which the Penske affiliated companies agreed to vote their shares for up to two directors who are representatives of Mitsui. In turn, Mitsui agreed to vote their shares for up to fourteen directors voted for by the Penske affiliated companies. This agreement terminates in March 2030, upon the mutual consent of the parties, or when either party no longer owns any of our common stock.
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
We own a 28.9% interest in PTS. PTS, discussed previously, is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui. We are also party to a joint venture in Penske Commercial Leasing Australia (28%) with PTS. Both of these investments are accounted for under the equity method.
Automotive Joint Ventures
From time to time, we enter into joint venture relationships in the ordinary course of business, pursuant to which we own and operate automotive dealerships together with other investors. We may also provide these dealerships with working capital and other debt financing at costs that are based on our prevailing borrowing rate. As of March 31, 2022, our automotive joint venture relationships were as follows:

Location	Dealerships	Ownership Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Sprinter, Porsche	80.00% (A)
Greenwich, Connecticut	Mercedes-Benz	80.00% (A)
Northern Italy	BMW, MINI, Maserati, Porsche, Audi, Jaguar, Land Rover, Volvo, Mercedes-Benz, smart, Lamborghini	84.10% (A)
Frankfurt, Germany	Lexus, Toyota, Volkswagen	50.00% (B)
Barcelona, Spain	BMW, MINI	50.00% (B)
__________
(A)Entity is consolidated in our financial statements.
(B)Entity is accounted for using the equity method of accounting.
Additionally, we are party to non-automotive joint ventures representing our investments in PTS (28.9%) and Penske Commercial Leasing Australia (28%) that are accounted for under the equity method.
Cyclicality
Unit sales of motor vehicles, particularly new vehicles, have been cyclical historically, fluctuating with general economic cycles. During economic downturns, the automotive and truck retailing industries tend to experience periods of decline and recession similar to those experienced by the general economy. We believe that these industries are influenced by general economic conditions and particularly, by consumer confidence, the level of personal discretionary spending, the rate of inflation, fuel prices, interest rates, and credit availability.
Our business is dependent on a number of factors, including general economic conditions, the availability of vehicle inventory, fuel prices, the rate of inflation, interest rate fluctuations, credit availability, labor availability, environmental and other government regulations, and customer business cycles. U.S. light vehicle sales have ranged from a low of 10.4 million units in 2009 to a high of 17.5 million units in 2016. Unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on these general economic conditions. According to data published by ACT Research, in recent years, total U.S. retail sales of new Class 8 commercial vehicles have ranged from a low of approximately 97,000 in 2009, to high of approximately 334,000 in 2019. Through geographic diversification, concentration on higher margin regular service and parts revenues, and diversification of our customer base, we have attempted to reduce the negative impact of adverse general economic conditions or cyclical trends affecting any one industry or geographic area on our earnings.
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
Inflation
Many of our market countries are experiencing a high rate of inflation. Inflation affects the price of vehicles, the price of parts, the rate of pay of our employees, and consumer demand. Used vehicle prices in particular have experienced a higher rate of inflation recently, and continued higher rates of inflation may adversely affect consumer demand and increase our costs, which may materially and adversely affect us.
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
•our expectations regarding the COVID-19 pandemic and the resolution of vehicle production issues;
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
Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in our 2021 annual report on Form 10-K filed February 18, 2022. Important factors that could cause actual results to differ materially from our expectations include those mentioned in Part II, Item 1A. Risk Factors and the following:
•we depend on the success, popularity and availability of the brands we sell, and adverse conditions affecting one or more of these vehicle manufacturers, including the adverse impact on the vehicle and parts supply chain due to natural disasters, the shortage of microchips or other components, the COVID-19 pandemic, the war in Ukraine, or other disruptions that interrupt the supply of vehicles and parts to us may negatively impact our revenues and profitability;
•our business and the automotive retail and commercial vehicles industries in general are susceptible to adverse economic and geo-political conditions, including changes in interest rates, foreign exchange rates, customer demand, customer confidence, the rate of inflation, fuel prices, unemployment rates and credit availability;
•increased tariffs, import product restrictions, and foreign trade risks that may impair our ability to sell foreign vehicles profitably;
•the number of new and used vehicles sold in our markets, which impacts our ability to generate new and used vehicle gross profit;
•the effect on our businesses of the changing retail environment due to certain manufacturers selling direct to consumers outside the franchise system, changes to an agency model of distribution in the U.K and Europe which will negatively impact revenues, reduce SG&A costs, and reduce floor plan interest expense (although other impacts to our results of operations remain uncertain), and the growing number of electric vehicles;

•the effect on our businesses of the new mobility technologies such as shared vehicle services, such as Uber and Lyft, and the eventual availability of driverless vehicles;
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
•our operations may be affected by severe weather or other periodic business interruptions;
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
•new or enhanced regulations relating to automobile dealerships including those enacted in certain European countries, Washington, California, Massachusetts, and New York banning the sale of new vehicles with gasoline engines (with regulations in Europe and Washington starting as early as 2030);
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
We urge you to carefully consider these risk factors and further information under Part II, Item 1A. Risk Factors in evaluating all forward-looking statements regarding our business. Readers of this report are cautioned not to place undue reliance on the forward-looking statements contained in this report. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Except to the extent required by the federal securities laws and the Securities and Exchange Commission’s rules and regulations, we have no intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events, or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR, SONIA, the Bank of England Base Rate, or the Australian Bank Bill Swap Rate. Based on an average of the aggregate amounts outstanding under these facilities during the three months ended March 31, 2022, a 100-basis-point change in interest rates would result in an approximate $1.4 million change to our annual other interest expense.
Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Australian Bank Bill Swap Rate, or the New Zealand Bank Bill Benchmark Rate. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the three months ended March 31, 2022, a 100-basis-point change in interest rates would result in an approximate $20.3 million change to our annual floor plan interest expense.
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
Foreign Currency Exchange Rates. As of March 31, 2022, we had consolidated operations in the U.K., Germany, Italy, Japan, Canada, Australia, and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $285.2 million change to our revenues for the three months ended March 31, 2022.
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
Item 1A. Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition, or future results. The following updates the risk factors included in our 2021 Form 10-K:
Macro-economic and geo-political conditions. Our performance is impacted by geo-political conditions such as the war in Ukraine and by general economic conditions overall and in particular by economic conditions in the markets in which we operate. These economic conditions include levels of new and used vehicle sales, availability of consumer credit, changes in consumer demand, consumer confidence levels, fuel prices, the rate of inflation, personal discretionary spending levels, interest rates, and unemployment rates. When the worldwide economy faltered and the worldwide automotive industry experienced significant operational and financial difficulties in 2008 and 2009, we were adversely affected, and we expect a similar relationship between general economic and industry conditions and our performance in the future. Any geo-political developments that adversely affect the economies of our markets will also likely affect us. Moreover, geo-political conditions can affect the vehicle supply chain as has recently happened with the war in Ukraine. Certain vehicle manufacturers are experiencing difficulty sourcing certain parts which is further exacerbating the supply chain difficulties resulting from the COVD-19 pandemic, demand for labor, and the shortage of microchips and other components.
Many of our market countries are experiencing a high rate of inflation. Inflation affects the price of vehicles, the price of parts, the rate of pay of our employees and consumer demand. Used vehicle prices in particular have experienced a higher rate of inflation recently, and continued higher rates of inflation may adversely affect consumer demand and increase our costs, which may materially and adversely affect us.
Agency. Recently, some of our key automotive manufacturer partners have announced plans to explore an agency model of selling new vehicles in the U.K and Europe, and Mercedes-Benz U.K. has asked each of its U.K. dealers to transition to an agency model beginning January 1, 2023. Under an agency model, our dealerships would receive a fee for facilitating the sale by the manufacturer of a new vehicle but would not hold the vehicle in inventory. We will continue to provide new vehicle customer service at our dealerships. Agency does not structurally change our used vehicle sales operations or service and parts operations. This model will negatively impact reported revenues (as only the fee we receive will be reported as revenue instead of the price of the vehicle), reduce SG&A costs, and reduce floor plan interest expense, although the other impacts to our results of operations remain uncertain. While we are uncertain if agency models will be widely adopted in the U.K. and Europe, our 14 Mercedes-Benz franchises in the U.K. have agreed to transition to agency on January 1, 2023. We believe transition to an agency model in the U.S. would be difficult for the manufacturers in light of the prevalence of U.S. franchise laws.
Vehicle requirements. Federal and state governments in our markets have increasingly placed restrictions and limitations on the vehicles sold in the market in an effort to combat perceived negative environmental effects. For example, in the U.S., automotive manufacturers are subject to federally mandated corporate average fuel economy standards, which will increase substantially through 2026. Certain representatives of the U.K. government suggested a ban on the sale of gasoline engines in cars and vans as early as 2030 and a ban on the sale of gasoline hybrid engines in cars and vans as early as 2035. Washington state recently announced a ban on the sale of new vehicles with gasoline engines in cars in 2030. Similar bans have been announced in California, Massachusetts, and New York which would ban the sale of new vehicle with gasoline engines in cars in 2035. Furthermore, numerous states and other jurisdictions, including California, have adopted or are considering regulations requiring the sale of specified numbers of zero-emission vehicles. Significant increases in fuel economy requirements and new restrictions on emissions on vehicles and fuels could adversely affect prices of and demand for the new vehicles that we sell, which could materially adversely affect us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2022, we repurchased 1,203,449 shares of our common stock for $119.2 million, or an average of $99.06 per share, under our securities repurchase program approved by our Board of Directors. In December 2021, our Board of Directors authorized the repurchase of $250.0 million worth of our securities, of which $111.2 million and $46.3 million remained outstanding as of March 31, 2022, and April 26, 2022, respectively.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
January 1 to January 31, 2022	200,663	$100.54	200,663	$210.2
February 1 to February 28, 2022	480,981	$98.20	480,981	$163.0
March 1 to March 31, 2022	521,805	$99.30	521,805	$111.2
	1,203,449		1,203,449

Item 6. Exhibits
EXHIBIT INDEX

Exhibit No.	Description

22	List of Guarantor Subsidiaries under the Company’s Senior Subordinated Notes

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification

32	Section 1350 Certification

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger Penske
Roger Penske
Date: April 28, 2022		Chief Executive Officer

	By:	/s/ Michelle Hulgrave
Michelle Hulgrave
Date: April 28, 2022		Chief Financial Officer