Form 10-Q
period 2022-09-30
PENSKE AUTOMOTIVE GROUP, INC.
filed 2022-10-27
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 25, 2022, there were 71,303,456 shares of voting common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
	(In millions, except share and per share amounts)
ASSETS
Cash and cash equivalents	$92.3	$100.7
Accounts receivable, net of allowance for doubtful accounts of $6.3 and $6.8	831.3	734.0
Inventories	3,146.9	3,129.0
Other current assets	139.8	111.7
Total current assets	4,210.3	4,075.4
Property and equipment, net	2,415.5	2,442.2
Operating lease right-of-use assets	2,386.9	2,451.4
Goodwill	2,112.9	2,124.1
Other indefinite-lived intangible assets	681.1	641.5
Equity method investments	1,733.8	1,688.1
Other long-term assets	47.6	41.9
Total assets	$13,588.1	$13,464.6
LIABILITIES AND EQUITY
Floor plan notes payable	$1,383.3	$1,144.8
Floor plan notes payable — non-trade	1,212.9	1,409.9
Accounts payable	828.0	767.1
Accrued expenses and other current liabilities	813.2	870.3
Current portion of long-term debt	76.0	82.0
Liabilities held for sale	—	0.5
Total current liabilities	4,313.4	4,274.6
Long-term debt	1,561.9	1,392.0
Long-term operating lease liabilities	2,310.1	2,373.6
Deferred tax liabilities	1,114.7	1,060.4
Other long-term liabilities	200.0	269.0
Total liabilities	9,500.1	9,369.6
Commitments and contingent liabilities (Note 10)
Equity
Penske Automotive Group stockholders’ equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 72,202,858 shares issued and outstanding at September 30, 2022; 77,574,172 shares issued and outstanding at December 31, 2021	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	—	42.2
Retained earnings	4,504.5	4,196.6
Accumulated other comprehensive income (loss)	(441.0)	(168.8)
Total Penske Automotive Group stockholders’ equity	4,063.5	4,070.0
Non-controlling interest	24.5	25.0
Total equity	4,088.0	4,095.0
Total liabilities and equity	$13,588.1	$13,464.6
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)
	(In millions, except per share amounts)
Revenue:
Retail automotive dealership	$5,757.8	$5,634.9	$17,784.3	$17,039.4
Retail commercial truck dealership	1,019.5	717.3	2,580.5	1,777.3
Commercial vehicle distribution and other	143.4	145.1	438.2	441.9
Total revenues	6,920.7	6,497.3	20,803.0	19,258.6
Cost of sales:
Retail automotive dealership	4,750.9	4,624.0	14,666.7	14,188.2
Retail commercial truck dealership	879.8	602.0	2,163.6	1,479.3
Commercial vehicle distribution and other	103.1	105.6	317.1	329.5
Total cost of sales	5,733.8	5,331.6	17,147.4	15,997.0
Gross profit	1,186.9	1,165.7	3,655.6	3,261.6
Selling, general and administrative expenses	792.7	757.7	2,408.2	2,171.8
Depreciation	31.5	30.2	95.1	89.7
Operating income	362.7	377.8	1,152.3	1,000.1
Floor plan interest expense	(13.8)	(6.0)	(30.3)	(23.4)
Other interest expense	(17.9)	(16.2)	(51.4)	(53.8)
Debt redemption costs	—	—	—	(17.0)
Equity in earnings of affiliates	136.2	120.5	393.8	281.5
Income from continuing operations before income taxes	467.2	476.1	1,464.4	1,187.4
Income taxes	(125.7)	(120.1)	(377.5)	(308.0)
Income from continuing operations	341.5	356.0	1,086.9	879.4
Income from discontinued operations, net of tax	—	0.3	—	0.4
Net income	341.5	356.3	1,086.9	879.8
Less: Income attributable to non-controlling interests	1.4	1.2	4.9	3.3
Net income attributable to Penske Automotive Group common stockholders	$340.1	$355.1	$1,082.0	$876.5
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$4.61	$4.46	$14.32	$10.91
Discontinued operations	—	—	—	—
Net income attributable to Penske Automotive Group common stockholders	$4.61	$4.47	$14.32	$10.92
Shares used in determining basic earnings per share	73.7	79.5	75.6	80.3
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$4.61	$4.46	$14.31	$10.91
Discontinued operations	—	—	—	—
Net income attributable to Penske Automotive Group common stockholders	$4.61	$4.47	$14.31	$10.92
Shares used in determining diluted earnings per share	73.8	79.5	75.6	80.3
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$341.5	$356.0	$1,086.9	$879.4
Less: Income attributable to non-controlling interests	1.4	1.2	4.9	3.3
Income from continuing operations, net of tax	340.1	354.8	1,082.0	876.1
Income from discontinued operations, net of tax	—	0.3	—	0.4
Net income attributable to Penske Automotive Group common stockholders	$340.1	$355.1	$1,082.0	$876.5
Cash dividends per share	$0.53	$0.45	$1.50	$1.32
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)
	(In millions)
Net income	$341.5	$356.3	$1,086.9	$879.8
Other comprehensive income (loss):
Foreign currency translation adjustment	(132.4)	(42.6)	(281.2)	(40.7)
Unrealized gain on interest rate swaps:
Unrealized gain arising during the period, net of tax provision of $0.0, $0.0, $0.0, and $1.1, respectively	—	—	—	3.0
Reclassification adjustment for loss included in floor plan interest expense, net of tax benefit of $0.0, $0.1, $0.0, and $0.3, respectively	—	0.3	—	0.8
Unrealized gain on interest rate swaps, net of tax	—	0.3	—	3.8
Other adjustments to comprehensive income, net	2.4	(0.5)	6.9	6.6
Other comprehensive income (loss), net of tax	(130.0)	(42.8)	(274.3)	(30.3)
Comprehensive income	211.5	313.5	812.6	849.5
Less: Comprehensive income attributable to non-controlling interests	0.5	0.8	2.8	2.6
Comprehensive income attributable to Penske Automotive Group common stockholders	$211.0	$312.7	$809.8	$846.9
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2022	2021
	(Unaudited)
	(In millions)
Operating Activities:
Net income	$1,086.9	$879.8
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	95.1	89.7
Earnings of equity method investments	(266.3)	(203.4)
Income from discontinued operations, net of tax	—	(0.4)
Deferred income taxes	113.7	126.3
Debt redemption costs	—	17.0
Changes in operating assets and liabilities:
Accounts receivable	(137.7)	69.4
Inventories	(196.9)	863.6
Floor plan notes payable	337.9	(818.3)
Accounts payable and accrued expenses	145.8	290.5
Other	29.7	16.2
Net cash provided by continuing operating activities	1,208.2	1,330.4
Investing Activities:
Purchases of property, equipment, and improvements	(195.7)	(157.5)
Proceeds from sale of dealerships	—	4.3
Proceeds from sale of property and equipment	12.3	54.9
Acquisitions net, including repayment of sellers’ floor plan notes payable of $51.3 and $24.3, respectively	(393.4)	(278.0)
Other	(7.5)	0.2
Net cash used in continuing investing activities	(584.3)	(376.1)
Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	1,514.0	1,487.0
Repayments under U.S. credit agreement revolving credit line	(1,514.0)	(1,595.0)
Issuance of 3.75% senior subordinated notes	—	500.0
Repayment of 5.50% senior subordinated notes	—	(500.0)
Net borrowings (repayments) of other long-term debt	186.0	(152.5)
Net repayments of floor plan notes payable — non-trade	(85.5)	(288.9)
Repurchases of common stock	(584.8)	(206.9)
Dividends	(113.6)	(106.3)
Payment of debt issuance costs	(0.3)	(6.1)
Other	(17.1)	(12.8)
Net cash used in continuing financing activities	(615.3)	(881.5)
Discontinued operations:
Net cash provided by discontinued operating activities	—	0.4
Net cash provided by discontinued operations	—	0.4
Effect of exchange rate changes on cash and cash equivalents	(17.0)	(3.5)
Net change in cash and cash equivalents	(8.4)	69.7
Cash and cash equivalents, beginning of period	100.7	49.5
Cash and cash equivalents, end of period	$92.3	$119.2
Supplemental disclosures of cash flow information:
Cash paid (received) for:
Interest	$76.8	$79.8
Income taxes	253.8	44.5
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	Three Months Ended September 30, 2022
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders’ Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, June 30, 2022	75,015,462	$—	$—	$4,506.7	$(311.9)	$4,194.8	$24.6	$4,219.4
Equity compensation	(1,258)	—	6.3	—	—	6.3	—	6.3
Repurchases of common stock	(2,811,346)	—	(6.3)	(303.1)	—	(309.4)	—	(309.4)
Dividends	—	—	—	(39.2)	—	(39.2)	—	(39.2)
Distributions to non-controlling interest	—	—	—	—	—	—	(0.6)	(0.6)
Foreign currency translation	—	—	—	—	(131.5)	(131.5)	(0.9)	(132.4)
Other	—	—	—	—	2.4	2.4	—	2.4
Net income	—	—	—	340.1	—	340.1	1.4	341.5
Balance, September 30, 2022	72,202,858	$—	$—	$4,504.5	$(441.0)	$4,063.5	$24.5	$4,088.0

	Three Months Ended September 30, 2021
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders’ Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, June 30, 2021	80,330,836	$—	$284.0	$3,602.5	$(147.8)	$3,738.7	$24.0	$3,762.7
Equity compensation	(7,192)	—	5.7	—	—	5.7	—	5.7
Repurchases of common stock	(2,029,631)	—	(178.9)	—	—	(178.9)	—	(178.9)
Dividends	—	—	—	(36.1)	—	(36.1)	—	(36.1)
Interest rate swaps	—	—	—	—	0.3	0.3	—	0.3
Distributions to non-controlling interest	—	—	—	—	—	—	(0.5)	(0.5)
Foreign currency translation	—	—	—	—	(42.2)	(42.2)	(0.4)	(42.6)
Other	—	—	—	—	(0.5)	(0.5)	—	(0.5)
Net income	—	—	—	355.1	—	355.1	1.2	356.3
Balance, September 30, 2021	78,294,013	$—	$110.8	$3,921.5	$(190.2)	$3,842.1	$24.3	$3,866.4
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	Nine Months Ended September 30, 2022
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders’ Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2021	77,574,172	$—	$42.2	$4,196.6	$(168.8)	$4,070.0	$25.0	$4,095.0
Penske Transportation Solutions Adoption of ASC 842	—	—	—	(121.6)	—	(121.6)	—	(121.6)
Equity compensation	306,588	—	20.9	—	—	20.9	—	20.9
Repurchases of common stock	(5,677,902)	—	(63.1)	(538.9)	—	(602.0)	—	(602.0)
Dividends	—	—	—	(113.6)	—	(113.6)	—	(113.6)
Distributions to non-controlling interest	—	—	—	—	—	—	(3.3)	(3.3)
Foreign currency translation	—	—	—	—	(279.1)	(279.1)	(2.1)	(281.2)
Other	—	—	—	—	6.9	6.9	—	6.9
Net income	—	—	—	1,082.0	—	1,082.0	4.9	1,086.9
Balance, September 30, 2022	72,202,858	$—	$—	$4,504.5	$(441.0)	$4,063.5	$24.5	$4,088.0

	Nine Months Ended September 30, 2021
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders’ Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2020	80,392,662	$—	$311.8	$3,151.3	$(160.6)	$3,302.5	$23.6	$3,326.1
Equity compensation	426,289	—	18.8	—	—	18.8	—	18.8
Repurchases of common stock	(2,524,938)	—	(219.8)	—	—	(219.8)	—	(219.8)
Dividends	—	—	—	(106.3)	—	(106.3)	—	(106.3)
Interest rate swaps	—	—	—	—	3.8	3.8	—	3.8
Distributions to non-controlling interest	—	—	—	—	—	—	(1.9)	(1.9)
Foreign currency translation	—	—	—	—	(40.0)	(40.0)	(0.7)	(40.7)
Other	—	—	—	—	6.6	6.6	—	6.6
Net income	—	—	—	876.5	—	876.5	3.3	879.8
Balance, September 30, 2021	78,294,013	$—	$110.8	$3,921.5	$(190.2)	$3,842.1	$24.3	$3,866.4
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
Business Overview and Concentrations
We are a diversified international transportation services company and one of the world's premier automotive and commercial truck retailers. We operate dealerships principally in the United States, the United Kingdom, Canada, Germany, Italy, and Japan, and we are one of the largest retailers of commercial trucks in North America for Freightliner. We also distribute and retail commercial vehicles, diesel and gas engines, power systems, and related parts and services principally in Australia and New Zealand. Additionally, we own 28.9% of Penske Transportation Solutions, a business that manages a fleet of over 400,000 trucks, tractors, and trailers providing innovative transportation, supply chain, and technology solutions to North American fleets.
Retail Automotive. We are one of the largest global automotive retailers as measured by the $22.5 billion in total retail automotive dealership revenue we generated in 2021. As of September 30, 2022, we operated 340 retail automotive franchised dealerships, of which 152 are located in the U.S. and 188 are located outside of the U.S. The franchised dealerships outside the U.S. are located primarily in the U.K. We also operate 21 used vehicle dealerships in the U.S. and the U.K. which retail used vehicles under a one price, “no-haggle” methodology under the CarShop brand. Our CarShop operations consist of eight retail dealerships in the U.S. and 13 retail dealerships and a vehicle preparation center in the U.K. We retailed and wholesaled more than 410,000 vehicles in the nine months ended September 30, 2022. We are diversified geographically with 57% of our total retail automotive dealership revenues in the nine months ended September 30, 2022, generated in the U.S. and Puerto Rico and 43% generated outside the U.S. We offer over 35 vehicle brands with 70% of our retail automotive franchised dealership revenue generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz, and Porsche, in the nine months ended September 30, 2022.
Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services, the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts, and replacement and aftermarket automotive products. We operate our franchised dealerships under franchise agreements with automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry. In March 2022, we agreed to transition our U.K. Mercedes Benz dealerships to an agency model beginning in 2023. Under an agency model, our U.K. Mercedes Benz dealerships will receive a fee for facilitating the sale by the manufacturer of a new vehicle but will not hold the vehicle in inventory. We will continue to provide new vehicle customer service at our U.K. Mercedes Benz dealerships, and the agency model is not expected to structurally change our used vehicle sales operations or service and parts operations. See Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, for a discussion of agency.
During the nine months ended September 30, 2022, we acquired 19 retail automotive franchises, consisting of 15 franchises in the U.K. and four franchises in the U.S., and we opened two retail automotive franchises that we were awarded in the U.S. We also closed one retail automotive franchise in the U.K.
Retail Commercial Truck Dealership. We operate Premier Truck Group (“PTG”), a heavy- and medium-duty truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands) with locations across nine U.S. states and Ontario, Canada. During February 2022, we acquired TEAM Truck Centres, a retailer of heavy- and medium-duty Freightliner and Western Star commercial trucks located in Ontario, Canada representing four full-service dealerships. As of September 30, 2022, PTG operated 39 locations, selling new and used trucks, parts and service, and offering collision repair services. We retailed and wholesaled 15,211 trucks in the nine months ended September 30, 2022.
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
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited but includes all adjustments which our management believes to be necessary for the fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2021, which are included as part of our Annual Report on Form 10-K.
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

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.50% senior subordinated notes due 2025	545.8	502.9	544.7	$560.5
3.75% senior subordinated notes due 2029	494.9	397.7	494.3	490.7
Mortgage facilities (1)	530.1	499.6	353.8	359.8
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
Retail Automotive and Retail Commercial Truck Dealership Revenue Recognition
Dealership Vehicle Sales. We record revenue for vehicle sales at a point in time when vehicles are delivered, which is when the transfer of title, risks and rewards of ownership, and control are considered passed to the customer. The amount of consideration we receive for vehicle sales is stated within the executed contract with our customer and is reduced by any non-cash consideration representing the fair value of trade-in vehicles, if applicable. Payment is typically due and collected within 30 days subsequent to transfer of control of the vehicle.
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
Dealership Finance and Insurance Sales. Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including voluntary vehicle protection insurance, vehicle theft protection, and extended service contracts. These commissions are recorded as revenue at a point in time when the customer enters into the contract. Payment is typically due and collected within 30 days subsequent to the execution of the contract with the customer.
In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $37.2 million and $33.7 million as of September 30, 2022, and December 31, 2021, respectively.
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
Service and parts revenue represented $62.7 million and $178.3 million for the three and nine months ended September 30, 2022, and $69.5 million and $210.7 million for the three and nine months ended September 30, 2021, respectively, for Penske Australia.
Retail Automotive Dealership
The following tables disaggregate our retail automotive segment revenue by product type and geographic location for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
Retail Automotive Dealership Revenue	2022	2021	2022	2021
New vehicle	$2,395.2	$2,275.2	$7,286.7	$7,507.9
Used vehicle	2,208.8	2,302.3	7,019.5	6,437.9
Finance and insurance, net	208.1	202.7	646.8	583.8
Service and parts	609.8	555.3	1,793.0	1,604.7
Fleet and wholesale	335.9	299.4	1,038.3	905.1
Total retail automotive dealership revenue	$5,757.8	$5,634.9	$17,784.3	$17,039.4

	Three Months Ended September 30,		Nine Months Ended September 30,
Retail Automotive Dealership Revenue	2022	2021	2022	2021
U.S.	$3,400.8	$3,271.2	$10,188.3	$9,890.5
U.K.	2,002.0	2,055.2	6,461.3	6,099.2
Germany, Italy, and Japan	355.0	308.5	1,134.7	1,049.7
Total retail automotive dealership revenue	$5,757.8	$5,634.9	$17,784.3	$17,039.4

Retail Commercial Truck Dealership
The following table disaggregates our retail commercial truck segment revenue by product type for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
Retail Commercial Truck Dealership Revenue	2022	2021	2022	2021
New truck	$704.8	$464.1	$1,623.8	$1,110.8
Used truck	74.2	81.2	253.2	191.2
Finance and insurance, net	5.5	4.8	16.4	11.7
Service and parts	223.9	160.9	640.5	442.8
Other	11.1	6.3	46.6	20.8
Total retail commercial truck dealership revenue	$1,019.5	$717.3	$2,580.5	$1,777.3
Commercial Vehicle Distribution and Other
Our other reportable segment relates to our Penske Australia business. Commercial vehicle distribution and other revenue was $143.4 million and $438.2 million during the three and nine months ended September 30, 2022, and $145.1 million and $441.9 million during the three and nine months ended September 30, 2021, respectively.
Contract Balances
The following table summarizes our accounts receivable and unearned revenues as of September 30, 2022, and December 31, 2021:

	September 30, 2022	December 31, 2021
Accounts receivable
Contracts in transit	$255.0	$198.7
Vehicle receivables	211.9	197.7
Manufacturer receivables	157.8	157.7
Trade receivables	184.7	164.5

Accrued expenses
Unearned revenues	$267.4	$297.0
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
Unearned revenues primarily relate to payments received from customers prior to satisfaction of our performance obligations, such as customer deposits and deferred revenues from operating leases. These amounts are presented within “Accrued expenses and other current liabilities” on our consolidated balance sheets. Of the amounts recorded as unearned revenues as of December 31, 2021, $178.1 million was recognized as revenue during the nine months ended September 30, 2022.

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
We estimate the total undiscounted rent obligations under these leases, including any extension periods that we are reasonably certain to exercise, to be $5.2 billion as of September 30, 2022. Some of our lease arrangements include rental payments that are adjusted based on an index or rate, such as the Consumer Price Index (CPI). As the rate implicit in the lease is generally not readily determinable for our operating leases, the discount rates used to determine the present value of our lease liability are based on our incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. Our incremental borrowing rate for a lease is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
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
In connection with the sale, relocation, and closure of certain of our franchises, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties was $4.4 million and $14.1 million for the three and nine months ended September 30, 2022, and $5.8 million and $18.8 million for the three and nine months ended September 30, 2021, respectively. We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period. We do not have any material leases that have not yet commenced as of September 30, 2022.
The following table summarizes our net operating lease cost during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease Cost
Operating lease cost (1)	$63.1	$62.8	$190.3	$187.1
Sublease income	(4.4)	(5.8)	(14.1)	(18.8)
Total lease cost	$58.7	$57.0	$176.2	$168.3
__________
(1)Includes short-term leases and variable lease costs, which are immaterial.

The following table summarizes supplemental cash flow information related to our operating leases:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$185.5	$186.9
Right-of-use assets obtained in exchange for operating lease liabilities, net	$112.3	$68.0
Supplemental balance sheet information related to the weighted average remaining lease term and discount rate of our leases is as follows:

	September 30, 2022	December 31, 2021
Lease Term and Discount Rate
Weighted-average remaining lease term - operating leases	25 years	25 years
Weighted-average discount rate - operating leases	6.6%	6.7%
The following table summarizes the maturity of our lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on our consolidated condensed balance sheet as of September 30, 2022:

Maturity of Lease Liabilities	September 30, 2022
2022 (1)	$60.9
2023	239.3
2024	233.3
2025	229.6
2026	223.6
2027	217.5
2028 and thereafter	4,036.7
Total future minimum lease payments	$5,240.9
Less: Imputed interest	(2,836.9)
Present value of future minimum lease payments	$2,404.0

Current operating lease liabilities (2)	$93.9
Long-term operating lease liabilities	2,310.1
Total operating lease liabilities	$2,404.0
__________
(1)Excludes the nine months ended September 30, 2022.
(2)Included within “Accrued expenses and other current liabilities” on Consolidated Condensed Balance Sheet as of September 30, 2022.

4. Inventories
Inventories consisted of the following:

	September 30, 2022	December 31, 2021
Retail automotive dealership new vehicles	$1,080.8	$869.1
Retail automotive dealership used vehicles	1,173.7	1,420.0
Retail automotive parts, accessories, and other	138.6	126.4
Retail commercial truck dealership vehicles and parts	495.9	436.7
Commercial vehicle distribution vehicles, parts, and engines	257.9	276.8
Total inventories	$3,146.9	$3,129.0
We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $12.9 million and $14.4 million during the three months ended September 30, 2022 and 2021, respectively, and $38.5 million and $51.5 million during the nine months ended September 30, 2022 and 2021, respectively.
5. Business Combinations
During the nine months ended September 30, 2022, we acquired 19 retail automotive franchises, consisting of 15 franchises in the U.K. and four franchises in the U.S. We also acquired TEAM Truck Centres, a retailer of heavy- and medium-duty Freightliner and Western Star commercial trucks located in Ontario, Canada representing four full-service dealerships. During the nine months ended September 30, 2021, we acquired one retail automotive franchise in the U.S. We also acquired Kansas City Freightliner (“KCFL”), adding four full-service dealerships, four parts and service centers, and two collision centers to PTG’s existing operations. Our financial statements include the results of operations of the acquired entity from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements and may be subject to adjustment pending completion of final valuation. The following table summarizes the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the nine months ended September 30, 2022:

	September 30,
	2022	2021
Accounts receivable	$8.3	$—
Inventories	111.4	37.0
Other current assets	3.2	0.1
Property and equipment	134.1	62.8
Indefinite-lived intangibles	160.3	181.3
Other noncurrent assets	—	—
Current liabilities	(14.2)	(2.8)
Noncurrent liabilities	(9.7)	(0.4)
Total cash used in acquisitions	$393.4	$278.0

Our following unaudited consolidated pro forma results of operations for the three and nine months ended September 30, 2022 and 2021 give effect to acquisitions consummated during 2022 and 2021 as if they had occurred effective at the beginning of the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$6,989.5	$6,911.6	$21,242.8	$20,659.1
Income from continuing operations	340.3	363.0	1,086.9	904.1
Net income	340.3	363.2	1,086.9	904.5
Income from continuing operations per diluted common share	$4.61	$4.56	$14.38	$11.26
Net income per diluted common share	$4.61	$4.57	$14.38	$11.26
6. Intangible Assets
Following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the nine months ended September 30, 2022:

	Goodwill	Other Indefinite- Lived Intangible Assets
Balance, January 1, 2022	$2,124.1	$641.5
Additions	93.7	66.6
Disposals	—	—
Foreign currency translation	(104.9)	(27.0)
Balance, September 30, 2022	$2,112.9	$681.1
The additions during the nine months ended September 30, 2022, were within our Retail Automotive and Retail Commercial Truck reportable segments. As of September 30, 2022, the goodwill balance within our Retail Automotive, Retail Commercial Truck, and Other reportable segments was $1,581.2 million, $461.1 million, and $70.6 million, respectively. There is no goodwill recorded in our Non-Automotive Investments reportable segment.
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
The agreements typically grant a security interest in substantially all of the assets of our dealership and distribution subsidiaries and in the U.S., Australia, and New Zealand are guaranteed or partially guaranteed by us. Interest rates under the arrangements are variable and increase or decrease based on changes in the prime rate, defined LIBOR, SONIA, the Bank of England Base Rate, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Tokyo Interbank Offered Rate, the Australian Bank Bill Swap Rate, or the New Zealand Bank Bill Benchmark Rate. To date, we have not experienced any material limitation with respect to the amount or availability of financing from any institution providing us vehicle financing. We also receive non-refundable credits from certain of our vehicle manufacturers, which are treated as a reduction of cost of sales as vehicles are sold.
The weighted average interest rate on floor plan borrowings was 1.6% and 1.2% for the nine months ended September 30, 2022 and 2021, respectively. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle and all floor plan notes payable relating to pre-owned vehicles as “Floor plan notes payable — non-trade” on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.

8. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average shares of voting common stock outstanding, including unvested restricted stock awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average shares of voting common stock outstanding, adjusted for the dilutive impact of unissued shares paid to directors as compensation. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average number of common shares outstanding	73,739,316	79,497,482	75,575,189	80,272,613
Effect of non-participatory equity compensation	25,399	25,845	25,399	25,845
Weighted average number of common shares outstanding, including effect of dilutive securities	73,764,715	79,523,327	75,600,588	80,298,458
9. Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2022	December 31, 2021
U.S. credit agreement — revolving credit line	$—	$—
U.K. credit agreement — revolving credit line	—	—
U.K. credit agreement — overdraft line of credit	—	—
3.50% senior subordinated notes due 2025	545.8	544.7
3.75% senior subordinated notes due 2029	494.9	494.3
Australia capital loan agreement	20.8	26.6
Australia working capital loan agreement	5.8	—
Mortgage facilities	530.1	353.8
Other	40.5	54.6
Total long-term debt	1,637.9	1,474.0
Less: current portion	(76.0)	(82.0)
Net long-term debt	$1,561.9	$1,392.0
U.S. Credit Agreement
Our U.S. credit agreement (the “U.S. credit agreement”) with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation provides for up to $800.0 million in revolving loans for working capital, acquisitions, capital expenditures, investments, and other general corporate purposes and up to an additional $50 million of letters of credit. The U.S. credit agreement provides for a maximum of $150.0 million of borrowings for foreign acquisitions and expires on September 30, 2025. The interest rate on revolving loans is LIBOR plus 1.50%, subject to an incremental 1.50% for uncollateralized borrowings in excess of a defined borrowing base.
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

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations, and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of September 30, 2022, we had no outstanding revolver borrowings under the U.S. credit agreement.
U.K. Credit Agreement
Our subsidiaries in the U.K. (the “U.K. subsidiaries”) are party to a £150.0 million revolving credit agreement with the National Westminster Bank plc and BMW Financial Services (GB) Limited plus an additional £52.0 million of demand overdraft lines of credit, £40.0 million of which is only available on demand from March 20th to April 30th and September 20th to October 31st each year (relating to the peak sales periods in the U.K.), (collectively, the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments, and general corporate purposes. The loans mature on December 12, 2023. The revolving loans bear interest between defined Sterling Overnight Index Average ("SONIA") plus 1.10% and defined SONIA plus 2.10%. The U.K. credit agreement also includes a £100.0 million “accordion” feature which allows the U.K. subsidiaries to request up to an additional £100.0 million of facility capacity. The lenders may agree to provide additional capacity, and if not, the U.K. subsidiaries may add an additional lender, if available, to the facility to provide such additional capacity. As of September 30, 2022, we had no outstanding borrowings under the U.K. credit agreement.
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
Australia Loan Agreements
Penske Australia is party to two facilities with Volkswagen Financial Services Australia Pty Limited representing a three-year AU $35.4 million capital loan and a one-year AU $50.0 million working capital loan. Both facilities are subject to annual extensions. These agreements each provide the lender with a secured interest in all assets of these businesses. The loans bear interest at the Australian Bank Bill Swap Rate 30-day Bill Rate plus 3.0%. Irrespective of the term of the agreements, both agreements provide the lender with the ability to call the loans on 90 days’ notice. These facilities are also guaranteed by our U.S. parent company up to AU $50.0 million. As of September 30, 2022, we had AU $32.5 million ($20.8 million) outstanding under the capital loan agreement and had AU $9.0 million ($5.8 million) outstanding borrowings under the working capital loan agreement.
Mortgage Facilities
We are party to several mortgages that bear interest at defined rates and require monthly principal and interest payments. We also have a revolving mortgage facility through Toyota Motor Credit Corporation with a maximum borrowing capacity of $225 million contingent on property values and a borrowing capacity as of September 30, 2022, of $205.2 million. The facility bears interest at LIBOR plus 1.50% and expires in December 2025. As of September 30, 2022, we had $138.4 million outstanding borrowings under this mortgage facility. Our mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of September 30, 2022, we owed $530.1 million of principal under our mortgage facilities.
10. Commitments and Contingent Liabilities
We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of September 30, 2022, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
We have $27.6 million of letters of credit outstanding as of September 30, 2022, and have posted $21.5 million of surety bonds in the ordinary course of business.
11. Equity
During the three months ended September 30, 2022, we repurchased 2,811,346 shares of our common stock for $309.4 million, or an average of $110.02 per share, under our securities repurchase program approved by our Board of Directors. During the nine months ended September 30, 2022, we repurchased 5,529,462 shares of our outstanding common stock for $584.8 million, or an average of $105.75 per share, under this program. In July 2022, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities by $250 million, of which $108.6 million remained outstanding and available for repurchases as of September 30, 2022. During the nine months ended September 30, 2022, we acquired 148,440 shares of our common stock for $17.2 million, or an average of $115.97 per share, from employees in connection with a net share settlement feature of employee equity awards. In October 2022, our

Board of Directors increased the authority delegated to management to repurchase our outstanding securities by $250 million. As a result, $268.2 million remained outstanding and available for repurchases as of October 25, 2022.
12. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component and the reclassifications out of accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2022 and 2021, respectively, attributable to Penske Automotive Group common stockholders follows:
Three Months Ended September 30, 2022

	Foreign Currency Translation	Interest Rate Swaps	Other	Total
Balance at June 30, 2022	$(322.0)	$—	$10.1	$(311.9)
Other comprehensive income (loss) before reclassifications	(131.5)	—	2.4	(129.1)
Amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	—	—	—
Net current period other comprehensive income (loss)	(131.5)	—	2.4	(129.1)
Balance at September 30, 2022	$(453.5)	$—	$12.5	$(441.0)
Three Months Ended September 30, 2021

	Foreign Currency Translation	Interest Rate Swaps	Other	Total
Balance at June 30, 2021	$(133.3)	$0.3	$(14.8)	$(147.8)
Other comprehensive income (loss) before reclassifications	(42.2)	—	(0.5)	(42.7)
Amounts reclassified from accumulated other comprehensive income (loss) — net of tax benefit of $0.1	—	0.3	—	0.3
Net current period other comprehensive income (loss)	(42.2)	0.3	(0.5)	(42.4)
Balance at September 30, 2021	$(175.5)	$0.6	$(15.3)	$(190.2)
Nine Months Ended September 30, 2022

	Foreign Currency Translation	Interest Rate Swaps	Other	Total
Balance at December 31, 2021	$(174.4)	$—	$5.6	$(168.8)
Other comprehensive income (loss) before reclassifications	(279.1)	—	6.9	(272.2)
Amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	—	—	—
Net current period other comprehensive income (loss)	(279.1)	—	6.9	(272.2)
Balance at September 30, 2022	$(453.5)	$—	$12.5	$(441.0)

Nine Months Ended September 30, 2021

	Foreign Currency Translation	Interest Rate Swaps	Other	Total
Balance at December 31, 2020	$(135.5)	$(3.2)	$(21.9)	$(160.6)
Other comprehensive income (loss) before reclassifications	(40.0)	3.0	6.6	(30.4)
Amounts reclassified from accumulated other comprehensive income (loss) — net of tax benefit of $0.3	—	0.8	—	0.8
Net current period other comprehensive income (loss)	(40.0)	3.8	6.6	(29.6)
Balance at September 30, 2021	$(175.5)	$0.6	$(15.3)	$(190.2)
13. Segment Information
Our operations are organized by management into operating segments by line of business and geography. We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations which includes our investment in PTS and other various investments. The Retail Automotive reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and our retail automotive joint ventures. The individual dealership operations included in the Retail Automotive reportable segment represent six operating segments: Eastern, Central, and Western United States, Used Vehicle Dealerships United States, International, and Used Vehicle Dealerships International. These operating segments have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and/or used vehicles, service, parts, and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals), and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). Revenue and segment income for the three and nine months ended September 30, 2022 and 2021 follows:
Three Months Ended September 30,

	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Intersegment Elimination	Total
Revenues
2022	$5,757.8	$1,019.5	$143.4	$—	$—	$6,920.7
2021	5,634.9	$717.3	$145.1	$—	$—	$6,497.3
Segment income
2022	$269.2	$52.8	$9.6	$135.6	$—	$467.2
2021	299.6	$48.3	$9.8	$118.4	$—	$476.1
Nine Months Ended September 30,

	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Intersegment Elimination	Total
Revenues
2022	$17,784.3	$2,580.5	$438.2	$—	$—	$20,803.0
2021	17,039.4	$1,777.3	$441.9	$—	$—	$19,258.6
Segment income
2022	$880.9	$163.6	$28.9	$391.0	$—	$1,464.4
2021	772.9	$115.5	$24.2	$274.8	$—	$1,187.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, our other periodic reports filed with the Securities and Exchange Commission, and "Forward-Looking Statements." We have acquired and initiated a number of businesses during the periods presented and addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. Our period-to-period results of operations may vary depending on the dates of acquisitions or disposals.
Overview
We are a diversified international transportation services company and one of the world's premier automotive and commercial truck retailers. We operate dealerships principally in the United States, the United Kingdom, Canada, Germany, Italy, and Japan, and we are one of the largest retailers of commercial trucks in North America for Freightliner. We also distribute and retail commercial vehicles, diesel and gas engines, power systems, and related parts and services principally in Australia and New Zealand. We employ over 26,500 people worldwide. Additionally, we own 28.9% of Penske Transportation Solutions, a business that employs over 40,000 people worldwide and manages a fleet of over 400,000 trucks, tractors, and trailers providing innovative transportation, supply chain, and technology solutions to North American fleets.
Business Overview
During the nine months ended September 30, 2022, our business generated $20.8 billion in total revenue, which is comprised of approximately $17.8 billion from retail automotive dealerships, $2.6 billion from retail commercial truck dealerships, and $438.2 million from commercial vehicle distribution and other operations. We generated $3.7 billion in gross profit, which is comprised of $3.1 billion from retail automotive dealerships, $416.9 million from retail commercial truck dealerships, and $121.1 million from commercial vehicle distribution and other operations.
Retail Automotive. We are one of the largest global automotive retailers as measured by the $22.5 billion in total retail automotive dealership revenue we generated in 2021. As of September 30, 2022, we operated 340 retail automotive franchised dealerships, of which 152 are located in the U.S. and 188 are located outside of the U.S. The franchised dealerships outside the U.S. are located primarily in the U.K. We also operate 21 used vehicle dealerships in the U.S. and the U.K. which retail used vehicles under a one price, “no-haggle” methodology under the CarShop brand. Our CarShop operations consist of eight retail dealerships in the U.S. and 13 retail dealerships and a vehicle preparation center in the U.K. We retailed and wholesaled more than 410,000 vehicles in the nine months ended September 30, 2022. We are diversified geographically with 57% of our total retail automotive dealership revenues in the nine months ended September 30, 2022, generated in the U.S. and Puerto Rico and 43% generated outside the U.S. We offer over 35 vehicle brands with 70% of our retail automotive franchised dealership revenue generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz, and Porsche, in the nine months ended September 30, 2022.
Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services, the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts, and replacement and aftermarket automotive products. We operate our franchised dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry. In March 2022, we agreed to transition our U.K. Mercedes Benz dealerships to an agency model beginning in 2023. Under an agency model, our U.K. Mercedes Benz dealerships will receive a fee for facilitating the sale by the manufacturer of a new vehicle but will not hold the vehicle in inventory. We will continue to provide new vehicle customer service at our U.K. Mercedes Benz dealerships, and the agency model is not expected to structurally change our used vehicle sales operations or service and parts operations. See Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, for a discussion of agency.
During the nine months ended September 30, 2022, we acquired 19 retail automotive franchises, consisting of 15 franchises in the U.K. and four franchises in the U.S., and we opened two retail automotive franchises that we were awarded in the U.S. We also closed one retail automotive franchise in the U.K. Retail automotive dealerships represented 85.5% of our total revenues and 85.3% of our total gross profit in the nine months ended September 30, 2022.
Retail Commercial Truck Dealership. We operate Premier Truck Group (“PTG”), a heavy- and medium-duty truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands) with locations across nine U.S. states and Ontario, Canada. During February 2022, we acquired TEAM Truck Centres, a retailer of heavy- and medium-duty Freightliner and Western Star commercial trucks located in Ontario, Canada representing four full-service dealerships. As of September 30, 2022, PTG operated 39 locations selling new and used trucks, parts and service, and offering collision repair services. We retailed and wholesaled 15,211 trucks in the nine months ended September 30, 2022. This business represented 12.4% of our total revenues and 11.4% of our total gross profit in the nine months ended September 30, 2022.
Penske Australia. Penske Australia is the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler Truck brand), MAN heavy- and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand, and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU (a Rolls-Royce solution), Detroit Diesel, Allison Transmission, and Bergen Engines. Penske Australia offers products across the on- and off-highway markets, including in the trucking, mining, power generation, defense, marine, rail, and construction sectors and supports full parts and aftersales service through a network of branches, field service locations, and dealers across the region. These businesses represented 2.1% of our total revenues and 3.3% of our total gross profit in the nine months ended September 30, 2022.
Penske Transportation Solutions. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”). PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. (“Mitsui”). We account for our investment in PTL under the equity method, and we therefore record our share of PTL’s earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments. Penske Transportation Solutions (“PTS”) is the universal brand name for PTL’s various business lines through which it is capable of meeting customers’ needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental, and contract maintenance along with logistic services, such as dedicated contract carriage, distribution center management, transportation management, lead logistics provider services, and dry van truckload carrier services. We recorded $390.6 million and $274.5 million in equity earnings from this investment for the nine months ended September 30, 2022 and 2021, respectively. We believe the increase in our PTS equity earnings is due to strong demand and profitability for commercial rental trucks and full-service leasing, as well as remarketing of used trucks.
Outlook
Retail Automotive. During the nine months ended September 30, 2022, U.S. industry new light vehicle sales decreased 13.0%, as compared to the same period last year, to 10.2 million units, and U.K. new vehicle registrations decreased 8.2%, as compared to the same period last year, to 1.2 million registrations. We believe the year over year decrease in new vehicle sales and registrations is primarily attributable to a lower supply of new vehicles available for sale due to disruptions in the supply chain caused by the COVID-19 pandemic, production disruptions caused by a shortage of microchips or other components, and the war in Ukraine. Our new vehicle days’ supply is 23 as of September 30, 2022, compared to 17 as of December 31, 2021. While we expect to continue to have adequate levels of used vehicles for sale (our used vehicle days’ supply is 44 as of September 30, 2022, compared to 60 as of December 31, 2021), prolonged production distributions and supply shortages could result in lower new vehicle sales volumes which could impact the availability and affordability of new and used vehicles and adversely affect us. The lower supply of new vehicles contributed to higher vehicle gross profit on both new and used vehicles sold, which contributed to our higher overall profitability of these vehicles. We expect lower inventories of new vehicles and parts disruptions to continue until the supply of certain components used to manufacture vehicles improves. When the supply of vehicles improves, we may experience reduced new and used vehicle gross profit together with higher sales volumes.
During the nine months ended September 30, 2022, our premium/luxury unit sales, which account for over 93% of our U.K. new unit sales, decreased 3.9% as compared to the same period last year, compared to a 16.6% decrease for the premium/luxury U.K. market and an 8.2% decrease for the overall U.K. market over the same prior year period. Many of the premium brands we represent in the U.K. market were impacted by production disruptions from the supply chain challenges.

Representatives of the U.K. government have proposed a ban on the sale of gasoline engines in new cars and new vans that would take effect as early as 2030 and a ban on the sale of gasoline hybrid engines in new cars and new vans as early as 2035 while also providing government incentives on certain electric vehicles to entice consumers to transition from internal combustion vehicles to electric vehicles. Sales of diesel-powered vehicles decreased 43.0%, and non-diesel vehicles decreased 4.8%, during the nine months ended September 30, 2022, as compared to the same period last year. In the U.K., new registrations of electric vehicles, including Battery Electric Vehicle (BEV), Plug-in Hybrid Electric Vehicle (PHEV), and Hybrid Electric Vehicle (HEV), represented 32.4% of the overall market for the nine months ended September 30, 2022, compared to 25.3% for the same period last year, and represented 22.6% of our U.K. new unit sales, compared with 16.3% over the same prior year period.
Retail Commercial Truck Dealership. During the nine months ended September 30, 2022, North American sales of Class 6-8 medium- and heavy-duty trucks, the principal vehicles for our PTG business, increased 7.5% from the same period last year to 321,144 units. The Class 6-7 medium-duty truck market increased 4.0% from the same period last year to 101,225 units, and Class 8 heavy-duty trucks, the largest North American market, increased 9.2% from the same period last year to 219,919 units. The truck market is experiencing the same production issues noted above as the Class 6-8 medium- and heavy-duty truck backlog of 332,365 units. The demand across North America for new commercial trucks remains strong. We expect lower inventories of new commercial trucks and parts disruptions to continue until the supply of certain components used to manufacture commercial trucks improves. When the supply of commercial trucks improves, we may experience reduced new and used commercial truck gross profit per unit together with higher sales volumes.
Commercial Vehicle Distribution and Other. Penske Australia operates principally in the Australian and New Zealand heavy and medium-duty truck markets. During the nine months ended September 30, 2022, the Australian heavy-duty truck market reported sales of 10,587 units, representing an increase of 16.3% from the same period last year, while the New Zealand market reported sales of 2,685 units, representing an increase of 23.6% from the same period last year.
Penske Transportation Solutions. A majority of PTS's revenue is generated by multi-year contracts for full-service leasing, contract maintenance, and logistics services. During the third quarter, PTS continued to expand its fleet and now manages over 400,000 trucks, tractors, and trailers. We expect continued resilient performance for the remainder of 2022 as PTS has experienced strong demand and profitability for commercial rental trucks and full-service leasing, as well as remarketing of used trucks.
As described in “Forward-Looking Statements,” there are a number of factors that could cause actual results to differ materially from our expectations. See also Part II, Item 1A. Risk Factors and the "Risk Factors" disclosed in our other periodic reports filed with the Securities and Exchange Commission.
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
Aggregate revenue and gross profit increased $423.4 million, or 6.5%, and increased $21.2 million, or 1.8%, respectively, during the three months ended September 30, 2022, and increased $1,544.4 million, or 8.0%, and increased $394.0 million, or 12.1%, respectively, during the nine months ended September 30, 2022, compared to the same periods in 2021.

As exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to weaken against the U.S. Dollar, our U.K. results of operations would translate into less U.S. Dollar reported results. Foreign currency average rate fluctuations decreased revenue and gross profit by $349.4 million and $50.7 million, respectively, for the three months ended September 30, 2022, and decreased revenue and gross profit by $629.2 million and $87.4 million, respectively, for the nine months ended September 30, 2022. Foreign currency average rate fluctuations decreased earnings per share from continuing operations by approximately $0.14 per share for the three months ended September 30, 2022, and decreased earnings per share from continuing operations by approximately $0.30 per share for the nine months ended September 30, 2022. Excluding the impact of foreign currency average rate fluctuations, revenue and gross profit increased 11.9% and increased 6.2%, respectively, for the three months ended September 30, 2022, and increased 11.3% and increased 14.8%, respectively, for the nine months ended September 30, 2022.
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
The future success of our business is dependent upon, among other things, general economic and industry conditions, including the effect of COVID-19 on the global economy; the distribution rate, effectiveness, and acceptance of vaccines for COVID-19; our ability to react effectively to changing business conditions in light of the COVID-19 pandemic; the rate of inflation, including its impact on vehicle affordability; our ability to consummate and integrate acquisitions; the level of vehicle sales in the markets where we operate; our ability to obtain vehicles and parts from our manufacturers, especially in light of the COVID-19 pandemic and the war in Ukraine, including global shortages in microchip availability or other vehicle components; changes in the retail model either from direct sales by manufacturers, transition to an agency model of sales, sales by online competitors, or from the expansion of electric vehicles; our ability to realize returns on our significant capital investment in new and upgraded dealership facilities; our ability to navigate a rapidly changing automotive and truck landscape; our ability to respond to new or enhanced regulations relating to automotive dealerships; the success of our distribution of commercial vehicles, engines, and power systems; natural disasters; recall initiatives or other disruptions that interrupt the supply of vehicles or parts to us; changes in consumer credit availability; the outcome of legal and administrative matters; and the return realized from our investments in various joint ventures and other non-consolidated investments. See Part II, Item 1A. Risk Factors, the "Risk Factors" disclosed in our other periodic reports filed with the Securities and Exchange Commission, and “Forward-Looking Statements” below.
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
Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021
Retail Automotive Dealership New Vehicle Data
(In millions, except unit and per unit amounts)

			2022 vs. 2021
New Vehicle Data	2022	2021	Change	% Change
New retail unit sales	44,446	44,373	73	0.2%
Same-store new retail unit sales	41,542	44,372	(2,830)	(6.4)%
New retail sales revenue	$2,395.2	$2,275.2	$120.0	5.3%
Same-store new retail sales revenue	$2,245.8	$2,274.8	$(29.0)	(1.3)%
New retail sales revenue per unit	$53,890	$51,273	$2,617	5.1%
Same-store new retail sales revenue per unit	$54,061	$51,267	$2,794	5.4%
Gross profit — new	$296.8	$264.0	$32.8	12.4%
Same-store gross profit — new	$279.6	$263.9	$15.7	5.9%
Average gross profit per new vehicle retailed	$6,678	$5,948	$730	12.3%
Same-store average gross profit per new vehicle retailed	$6,730	$5,948	$782	13.1%
Gross margin % — new	12.4%	11.6%	0.8%	6.9%
Same-store gross margin % — new	12.4%	11.6%	0.8%	6.9%
Units
Retail unit sales of new vehicles increased from 2021 to 2022 due to a 2,903 unit increase from net dealership acquisitions, partially offset by a 2,830 unit, or 6.4%, decrease in same-store new retail unit sales. Same-store units decreased 10.8% in the U.S. and increased 3.7% internationally. Overall, new unit sales decreased 6.6% in the U.S. and increased 15.4% internationally. We believe the decrease in same-store unit sales is due to the prolonged low supply of new vehicles available for sale, which has been caused by supply chain issues discussed above.
Revenues
New vehicle retail sales revenue increased from 2021 to 2022 due to a $149.0 million increase from net dealership acquisitions, partially offset by a $29.0 million, or 1.3%, decrease in same-store revenues. The decrease in same-store revenue is due to the decrease in same-store new retail unit sales, which decreased revenue by $145.1 million, partially offset by a $2,794 per unit increase in same-store comparative average selling price (notwithstanding a $3,094 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $116.1 million. Excluding $128.5 million of unfavorable foreign currency fluctuations, same-store new retail revenue increased 4.4%. We believe the increase in same-store comparative average selling price is due to the prolonged low supply of new vehicles available for sale, which has been caused by supply chain issues discussed above.
Gross Profit
Retail gross profit from new vehicle sales increased from 2021 to 2022 due to a $17.1 million increase from net dealership acquisitions, coupled with a $15.7 million, or 5.9%, increase in same-store gross profit. Excluding $15.1 million of unfavorable foreign currency fluctuations, same-store gross profit increased 11.7%. The increase in same-store gross profit is due to a $782 per unit increase in same-store comparative average gross profit (notwithstanding $364 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased gross profit by $32.5 million, partially offset by the decrease in same-store new retail unit sales, which decreased gross profit by $16.8 million. We believe the increase in same-store comparative average gross profit per unit is due to the prolonged low supply of new vehicles available for sale, which has been caused by supply chain issues discussed above.
Retail Automotive Dealership Used Vehicle Data
(In millions, except unit and per unit amounts)

			2022 vs. 2021
Used Vehicle Data	2022	2021	Change	% Change
Used retail unit sales	65,523	70,450	(4,927)	(7.0)%
Same-store used retail unit sales	62,395	70,047	(7,652)	(10.9)%
Used retail sales revenue	$2,208.8	$2,302.3	$(93.5)	(4.1)%
Same-store used retail sales revenue	$2,112.9	$2,293.7	$(180.8)	(7.9)%
Used retail sales revenue per unit	$33,711	$32,680	$1,031	3.2%
Same-store used retail sales revenue per unit	$33,864	$32,745	$1,119	3.4%
Gross profit — used	$131.3	$193.2	$(61.9)	(32.0)%
Same-store gross profit — used	$126.5	$192.8	$(66.3)	(34.4)%
Average gross profit per used vehicle retailed	$2,004	$2,743	$(739)	(26.9)%
Same-store average gross profit per used vehicle retailed	$2,028	$2,752	$(724)	(26.3)%
Gross margin % — used	5.9%	8.4%	(2.5)%	(29.8)%
Same-store gross margin % — used	6.0%	8.4%	(2.4)%	(28.6)%
Units
Retail unit sales of used vehicles decreased from 2021 to 2022 due to a 7,652 unit, or 10.9%, decrease in same-store used retail unit sales, partially offset by a 2,725 unit increase from net dealership acquisitions. Our same-store units decreased 12.7% in the U.S. and decreased 9.3% internationally. Same-store retail units for our U.S. and U.K. CarShop used vehicle dealerships decreased 24.3% and 4.7%, respectively. Overall, our used units decreased 9.6% in the U.S. and decreased 4.6% internationally. We believe the decrease in same-store unit sales is primarily due to higher used unit prices attributable to the prolonged low overall vehicle inventory availability for sale, impacting the affordability of used vehicles for customers, which has been caused by supply chain issues discussed above.
Revenues
Used vehicle retail sales revenue decreased from 2021 to 2022 due to a $180.8 million, or 7.9%, decrease in same-store revenues, partially offset by an $87.3 million increase from net dealership acquisitions. The decrease in same-store revenue is due to the decrease in same-store used retail unit sales, which decreased revenue by $250.6 million, partially offset by a $1,119 per unit increase in same-store comparative average selling price (notwithstanding a $2,937 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $69.8 million. The average sales price per unit for our CarShop used vehicle dealerships decreased 3.0% to $19,230. Excluding $183.3 million of unfavorable foreign currency fluctuations, same-store used retail revenue increased 0.1%. We believe the increase in same-store comparative average selling price is primarily due to higher used unit prices attributable to the prolonged low overall vehicle inventory availability for sale, which has been caused by supply chain issues discussed above, impacting the affordability of used vehicles for customers.

Gross Profit
Retail gross profit from used vehicle sales decreased from 2021 to 2022 due to a $66.3 million, or 34.4%, decrease in same-store gross profit, partially offset by a $4.4 million increase from net dealership acquisitions. Excluding $10.0 million of unfavorable foreign currency fluctuations, same-store gross profit from used vehicle sales decreased 29.2%. The decrease in same-store gross profit is due to a $724 per unit decrease in same-store comparative average gross profit (including a $159 per unit decrease attributable to unfavorable foreign currency fluctuations), which decreased gross profit by $45.2 million, coupled with the decrease in same-store used retail unit sales, which decreased gross profit by $21.1 million. The average gross profit per unit for our CarShop used vehicle dealerships decreased 37.9% to $819. We believe the decrease in same-store comparative average gross profit per unit is primarily due to the more challenging used vehicle environment as consumers face increased costs of acquiring used vehicles resulting from the prolonged low supply of new vehicles available for sale, which decreased our gross margin.
Retail Automotive Dealership Finance and Insurance Data
(In millions, except unit and per unit amounts)

			2022 vs. 2021
Finance and Insurance Data	2022	2021	Change	% Change
Total retail unit sales	109,969	114,823	(4,854)	(4.2)%
Total same-store retail unit sales	103,937	114,419	(10,482)	(9.2)%
Finance and insurance revenue	$208.1	$202.7	$5.4	2.7%
Same-store finance and insurance revenue	$199.8	$202.3	$(2.5)	(1.2)%
Finance and insurance revenue per unit	$1,892	$1,765	$127	7.2%
Same-store finance and insurance revenue per unit	$1,922	$1,768	$154	8.7%
Finance and insurance revenue increased from 2021 to 2022 due to a $7.9 million increase from net dealership acquisitions, partially offset by a $2.5 million, or 1.2%, decrease in same-store revenues. The decrease in same-store revenue is due to the decrease in same-store retail unit sales, which decreased revenue by $18.5 million, partially offset by a $154 per unit increase in same-store comparative average finance and insurance revenue (notwithstanding a $117 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $16.0 million. Excluding $12.1 million of unfavorable foreign currency fluctuations, same-store finance and insurance revenue increased 4.7%. Finance and insurance revenue per unit increased 15.7% in the U.S. and decreased 2.7% in the U.K. We believe the increase in same-store finance and insurance revenue per unit is primarily due to changes in the sales mix from lower leasing and a higher amount of purchases have also driven higher product penetration rates, coupled with our efforts to increase finance and insurance penetration, which include implementing interactive digital customer sales platforms, additional training, and targeting underperforming locations, in addition to the increase in average selling price per unit of new and used vehicles.
Retail Automotive Dealership Service and Parts Data
(In millions)

			2022 vs. 2021
Service and Parts Data	2022	2021	Change	% Change
Service and parts revenue	$609.8	$555.3	$54.5	9.8%
Same-store service and parts revenue	$577.2	$554.4	$22.8	4.1%
Gross profit — service and parts	$359.4	$333.7	$25.7	7.7%
Same-store service and parts gross profit	$342.4	$333.2	$9.2	2.8%
Gross margin % — service and parts	58.9%	60.1%	(1.2)%	(2.0)%
Same-store service and parts gross margin %	59.3%	60.1%	(0.8)%	(1.3)%
Revenues
Service and parts revenue increased from 2021 to 2022, with an increase of 11.5% in the U.S. and an increase of 6.6% internationally. The increase in service and parts revenue is due to a $31.7 million increase from net dealership acquisitions, coupled with a $22.8 million, or 4.1%, increase in same-store revenues. Excluding $30.5 million of unfavorable foreign currency fluctuations, same-store revenue increased 9.6%. The increase in same-store revenue is due to a $15.0 million, or 3.7%, increase in customer pay revenue, a $4.7 million, or 4.1%, increase in warranty revenue, and a $3.1 million, or 9.3%, increase in vehicle preparation and body shop revenue. We believe the increase in same-store service and parts revenue is related to increases in vehicle miles traveled compared to the same period last year, coupled with the prolonged reliance on older vehicles resulting from the continued low supply of new vehicles, which generates additional service and parts revenues, and an increase in warranty revenue due to vehicle recalls in the U.K. and higher warranty labor rates in the U.S.
Gross Profit
Service and parts gross profit increased from 2021 to 2022 due to a $16.5 million increase from net dealership acquisitions, coupled with a $9.2 million, or 2.8%, increase in same-store gross profit. Excluding $17.5 million of unfavorable foreign currency fluctuations, same-store gross profit increased 8.0%. The increase in same-store gross profit is due to the increase in same-store revenues, which increased gross profit by $13.5 million, partially offset by a 0.8% decrease in same-store gross margin, which decreased gross profit by $4.3 million. The increase in same-store gross profit is due to a $4.2 million, or 5.9%, increase in vehicle preparation and body shop gross profit, a $2.8 million, or 4.4%, increase in warranty gross profit, and a $2.2 million, or 1.1%, increase in customer pay gross profit.
Retail Commercial Truck Dealership Data
(In millions, except unit and per unit amounts)

			2022 vs. 2021
New Commercial Truck Data	2022	2021	Change	% Change
New retail unit sales	5,365	3,892	1,473	37.8%
Same-store new retail unit sales	4,881	3,892	989	25.4%
New retail sales revenue	$704.8	$464.1	$240.7	51.9%
Same-store new retail sales revenue	$645.3	$464.1	$181.2	39.0%
New retail sales revenue per unit	$131,361	$119,243	$12,118	10.2%
Same-store new retail sales revenue per unit	$132,206	$119,243	$12,963	10.9%
Gross profit — new	$36.4	$22.2	$14.2	64.0%
Same-store gross profit — new	$31.7	$22.2	$9.5	42.8%
Average gross profit per new truck retailed	$6,787	$5,700	$1,087	19.1%
Same-store average gross profit per new truck retailed	$6,485	$5,700	$785	13.8%
Gross margin % — new	5.2%	4.8%	0.4%	8.3%
Same-store gross margin % — new	4.9%	4.8%	0.1%	2.1%
Units
Retail unit sales of new trucks increased from 2021 to 2022 due to a 989 unit, or 25.4%, increase in same-store new retail unit sales, coupled with a 484 unit increase from net dealership acquisitions. We believe the increase in same-store unit sales is primarily due to the increased replacement demand for medium- and heavy-duty trucks, coupled with the timing of production recovery from production delays during 2021.
Revenues
New commercial truck retail sales revenue increased from 2021 to 2022 due to a $181.2 million, or 39.0%, increase in same-store revenues, coupled with a $59.5 million increase from net dealership acquisitions. The increase in same-store revenue is due to the increase in same-store new retail unit sales, which increased revenue by $130.7 million, coupled with a $12,963 per unit increase in same-store comparative average selling price, which increased revenue by $50.5 million. We believe the increase in same-store comparative average selling price is due to higher prices driven by surcharges initiated by the manufacturer related to supply chain challenges and cost increases for items such as commodities, logistics, and wages.
Gross Profit
New commercial truck retail gross profit increased from 2021 to 2022 due to a $9.5 million, or 42.8%, increase in same-store gross profit, coupled with a $4.7 million increase from net dealership acquisitions. The increase in same-store gross profit is due to the increase in same-store new retail unit sales, which increased gross profit by $6.4 million, coupled with a $785 per unit increase in same-store comparative average gross profit, which increased gross profit by $3.1 million.

We believe the increase in same-store comparative average gross profit per unit is attributed to increased customer demand and the prolonged limited supply of new trucks available for sale, which has been caused by supply chain issues discussed above.

			2022 vs. 2021
Used Commercial Truck Data	2022	2021	Change	% Change
Used retail unit sales	666	928	(262)	(28.2)%
Same-store used retail unit sales	592	928	(336)	(36.2)%
Used retail sales revenue	$74.2	$81.2	$(7.0)	(8.6)%
Same-store used retail sales revenue	$64.7	$81.2	$(16.5)	(20.3)%
Used retail sales revenue per unit	$111,451	$87,552	$23,899	27.3%
Same-store used retail sales revenue per unit	$109,239	$87,552	$21,687	24.8%
Gross profit — used	$(4.3)	$16.5	$(20.8)	(126.1)%
Same-store gross profit — used	$(4.5)	$16.5	$(21.0)	(127.3)%
Average gross profit per used truck retailed	$(6,396)	$17,762	$(24,158)	(136.0)%
Same-store average gross profit per used truck retailed	$(7,638)	$17,762	$(25,400)	(143.0)%
Gross margin % — used	(5.8)%	20.3%	(26.1)%	(128.6)%
Same-store gross margin % — used	(7.0)%	20.3%	(27.3)%	(134.5)%
Units
Retail unit sales of used trucks decreased from 2021 to 2022 due to a 336 unit, or 36.2%, decrease in same-store retail unit sales, partially offset by a 74 unit increase from net dealership acquisitions. We believe the decrease in same-store unit sales is primarily due to declining demand for freight services, coupled with higher used unit prices from the increased cost of acquiring used trucks.
Revenues
Used commercial truck retail sales revenue decreased from 2021 to 2022 due to a $16.5 million, or 20.3%, decrease in same-store revenues, partially offset by a $9.5 million increase from net dealership acquisitions. The decrease in same-store revenue is due to the decrease in same-store used retail unit sales, which decreased revenue by $29.3 million, partially offset by a $21,687 per unit increase in same-store comparative average selling price, which increased revenue by $12.8 million. We believe the increase in same-store comparative average selling price is primarily due to the increased cost of acquiring used trucks due to the limited supply of trucks in the market and production constraints on new trucks, which has been caused by supply chain issues discussed above.
Gross Profit
Used commercial truck retail gross profit decreased from 2021 to 2022 due to a $21.0 million, or 127.3%, decrease in same-store gross profit, partially offset by a $0.2 million increase from net dealership acquisitions. The decrease in same-store gross profit is due to a $25,400 per unit decrease in same-store comparative average gross profit, which decreased gross profit by $15.0 million, coupled with the decrease in same-store used retail unit sales, which decreased gross profit by $6.0 million. We believe the decrease in same-store comparative average gross profit per unit is primarily due to declining demand for freight services, coupled with the increased cost of acquiring used trucks, which decreased our gross margin.

			2022 vs. 2021
Service and Parts Data	2022	2021	Change	% Change
Service and parts revenue	$223.9	$160.9	$63.0	39.2%
Same-store service and parts revenue	$197.1	$160.6	$36.5	22.7%
Gross profit — service and parts	$95.3	$67.8	$27.5	40.6%
Same-store service and parts gross profit	$84.5	$67.7	$16.8	24.8%
Gross margin % — service and parts	42.6%	42.1%	0.5%	1.2%
Same-store service and parts gross margin %	42.9%	42.2%	0.7%	1.7%

Revenues
Service and parts revenue increased from 2021 to 2022 due to a $36.5 million, or 22.7%, increase in same-store revenues, coupled with a $26.5 million increase from net dealership acquisitions. Customer pay work represented approximately 80.9% of PTG’s service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The increase in same-store revenue is due to a $30.0 million, or 23.6%, increase in customer pay revenue, a $6.2 million, or 23.9%, increase in warranty revenue, and a $0.3 million, or 4.5%, increase in body shop revenue. We believe the increase in same-store service and parts revenue is primarily due to the prolonged reliance on older trucks resulting from the prolonged limited supply of new trucks, which generates additional service and parts revenues.
Gross Profit
Service and parts gross profit increased from 2021 to 2022 due to a $16.8 million, or 24.8%, increase in same-store gross profit, coupled with a $10.7 million increase from net dealership acquisitions. The increase in same-store gross profit is due to the increase in same-store revenues, which increased gross profit by $15.6 million, coupled with a 0.7% increase in same-store gross margin, which increased gross profit by $1.2 million. The increase in same-store gross profit is due to a $13.0 million, or 28.2%, increase in customer pay gross profit, a $3.4 million, or 22.8%, increase in warranty gross profit, and a $0.4 million, or 6.5%, increase in body shop gross profit.
Commercial Vehicle Distribution and Other Data
(In millions, except unit amounts)

			2022 vs. 2021
Penske Australia Data	2022	2021	Change	% Change
Commercial vehicle units (wholesale and retail)	248	444	(196)	(44.1)%
Power system units	350	304	46	15.1%
Sales revenue	$143.4	$145.1	$(1.7)	(1.2)%
Gross profit	$40.3	$39.5	$0.8	2.0%
Penske Australia primarily distributes and services commercial vehicles, engines, and power systems. This business generated $143.4 million of revenue during the three months ended September 30, 2022, compared to $145.1 million of revenue in the prior year, a decrease of 1.2%. This business also generated $40.3 million of gross profit during the three months ended September 30, 2022, compared to $39.5 million of gross profit in the prior year, an increase of 2.0%.
Excluding $11.9 million of unfavorable foreign currency fluctuations, revenue increased 7.0% primarily due to an increase in sales from our energy solutions and mining product lines, as well as an increase in sales from service and parts. Excluding $3.2 million of unfavorable foreign currency fluctuations, gross profit increased 10.1% primarily due to an increase in commercial vehicle gross profit per unit and an increase in gross profit per unit in our power generation product lines.

Selling, General, and Administrative Data
(In millions)

			2022 vs. 2021
Selling, General, and Administrative Data	2022	2021	Change	% Change
Personnel expense	$491.9	$472.5	$19.4	4.1%
Advertising expense	$29.5	$31.7	$(2.2)	(6.9)%
Rent & related expense	$92.4	$88.3	$4.1	4.6%
Other expense	$178.9	$165.2	$13.7	8.3%
Total SG&A expenses	$792.7	$757.7	$35.0	4.6%
Same-store SG&A expenses	$748.6	$755.5	$(6.9)	(0.9)%

Personnel expense as % of gross profit	41.4%	40.5%	0.9%	2.2%
Advertising expense as % of gross profit	2.5%	2.7%	(0.2)%	(7.4)%
Rent & related expense as % of gross profit	7.8%	7.6%	0.2%	2.6%
Other expense as % of gross profit	15.1%	14.2%	0.9%	6.3%
Total SG&A expenses as % of gross profit	66.8%	65.0%	1.8%	2.8%
Same-store SG&A expenses as % of same-store gross profit	66.7%	64.9%	1.8%	2.8%
Selling, general, and administrative expenses (“SG&A”) increased from 2021 to 2022 due to a $41.9 million increase from net acquisitions, partially offset by a $6.9 million, or 0.9%, decrease in same-store SG&A. Excluding $43.5 million of favorable foreign currency fluctuations, same-store SG&A increased 4.8%. SG&A as a percentage of gross profit was 66.8%, an increase of 180 basis points compared to 65.0% in the prior year. SG&A expenses as a percentage of total revenue was 11.5% and 11.7% in the three months ended September 30, 2022 and 2021, respectively. We believe the increase in SG&A as a percentage of gross profit is primarily due to the inflationary effect on our personnel, rent, and other expenses, coupled with management compensation from increased profitability.
Depreciation
(In millions)

			2022 vs. 2021
	2022	2021	Change	% Change
Depreciation	$31.5	$30.2	1.3	4.3%
Depreciation increased from 2021 to 2022 due to a $2.0 million increase from net acquisitions, partially offset by a $0.7 million, or 2.3% decrease, in same-store depreciation.
Floor Plan Interest Expense
(In millions)

			2022 vs. 2021
	2022	2021	Change	% Change
Floor plan interest expense	$13.8	$6.0	7.8	130.0%
Floor plan interest expense increased from 2021 to 2022 due to a $7.1 million, or 117.0%, increase in same-store floor plan interest expense, coupled with a $0.7 million increase from net acquisitions. We believe the overall increase is primarily due to increases in applicable rates, coupled with increases in amounts outstanding under floor plan arrangements.

Other Interest Expense
(In millions)

			2022 vs. 2021
	2022	2021	Change	% Change
Other interest expense	$17.9	$16.2	1.7	10.5%
Other interest expense increased from 2021 to 2022 primarily due to increases in applicable rates.
Equity in Earnings of Affiliates
(In millions)

			2022 vs. 2021
	2022	2021	Change	% Change
Equity in earnings of affiliates	$136.2	$120.5	15.7	13.0%
Equity in earnings of affiliates increased from 2021 to 2022 due to a $17.2 million, or 14.5%, increase in earnings from our investment in PTS, partially offset by the decrease in earnings from our retail automotive joint ventures and the decrease in equity earnings from our previous joint venture in Japan as we no longer include the results of this business in this line item due to our acquiring 100% of this joint venture. We believe the increase in our PTS equity earnings is due to strong demand and profitability for commercial rental trucks and full-service leasing, as well as remarketing of used trucks.
Income Taxes
(In millions)

			2022 vs. 2021
	2022	2021	Change	% Change
Income taxes	$125.7	$120.1	5.6	4.7%
Income taxes increased from 2021 to 2022 despite an $8.9 million decrease in our pre-tax income compared to the prior year due to an increase in our effective tax rate over the period. Our effective tax rate was 26.9% during the three months ended September 30, 2022, compared to 25.2% during the three months ended September 30, 2021, primarily due to fluctuations in our geographic pre-tax income mix.
Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021
Retail Automotive Dealership New Vehicle Data
(In millions, except unit and per unit amounts)

			2022 vs. 2021
New Vehicle Data	2022	2021	Change	% Change
New retail unit sales	135,489	152,571	(17,082)	(11.2)%
Same-store new retail unit sales	127,950	152,051	(24,101)	(15.9)%
New retail sales revenue	$7,286.7	$7,507.9	$(221.2)	(2.9)%
Same-store new retail sales revenue	$6,860.1	$7,464.4	$(604.3)	(8.1)%
New retail sales revenue per unit	$53,780	$49,209	$4,571	9.3%
Same-store new retail sales revenue per unit	$53,615	$49,091	$4,524	9.2%
Gross profit — new	$920.5	$745.6	$174.9	23.5%
Same-store gross profit — new	$865.1	$740.2	$124.9	16.9%
Average gross profit per new vehicle retailed	$6,793	$4,887	$1,906	39.0%
Same-store average gross profit per new vehicle retailed	$6,761	$4,868	$1,893	38.9%
Gross margin % — new	12.6%	9.9%	2.7%	27.3%
Same-store gross margin % — new	12.6%	9.9%	2.7%	27.3%

Units
Retail unit sales of new vehicles decreased from 2021 to 2022 due to a 24,101 unit, or 15.9%, decrease in same-store new retail unit sales, partially offset by a 7,019 unit increase from net dealership acquisitions. Same-store units decreased 19.1% in the U.S. and decreased 9.1% internationally. Overall, new unit sales decreased 15.4% in the U.S. and decreased 2.4% internationally. We believe the decrease in same-store unit sales is due to the prolonged low supply of new vehicles available for sale, which has been caused by supply chain issues discussed above.
Revenues
New vehicle retail sales revenue decreased from 2021 to 2022 due to a $604.3 million, or 8.1%, decrease in same-store revenues, partially offset by a $383.1 million increase from net dealership acquisitions. Excluding $256.8 million of unfavorable foreign currency fluctuations, same-store new retail revenue decreased 4.7%. The decrease in same-store revenue is due to the decrease in same-store new retail unit sales, which decreased revenue by $1,183.1 million, partially offset by a $4,524 per unit increase in same-store comparative average selling price (notwithstanding a $2,007 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $578.8 million. We believe the increase in same-store comparative average selling price is due to the prolonged low supply of new vehicles available for sale, which has been caused by supply chain issues discussed above.
Gross Profit
Retail gross profit from new vehicle sales increased from 2021 to 2022 due to a $124.9 million, or 16.9%, increase in same-store gross profit, coupled with a $50.0 million increase from net dealership acquisitions. Excluding $30.3 million of unfavorable foreign currency fluctuations, same-store gross profit increased 21.0%. The increase in same-store gross profit is due to a $1,893 per unit increase in same-store comparative average gross profit (notwithstanding a $237 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased gross profit by $242.2 million, partially offset by the decrease in same-store new retail unit sales, which decreased gross profit by $117.3 million. We believe the increase in same-store comparative average gross profit per unit is due to the prolonged low supply of new vehicles available for sale, which has been caused by supply chain issues discussed above.
Retail Automotive Dealership Used Vehicle Data
(In millions, except unit and per unit amounts)

			2022 vs. 2021
Used Vehicle Data	2022	2021	Change	% Change
Used retail unit sales	203,748	205,601	(1,853)	(0.9)%
Same-store used retail unit sales	193,597	203,791	(10,194)	(5.0)%
Used retail sales revenue	$7,019.5	$6,437.9	$581.6	9.0%
Same-store used retail sales revenue	$6,691.7	$6,379.9	$311.8	4.9%
Used retail sales revenue per unit	$34,452	$31,312	$3,140	10.0%
Same-store used retail sales revenue per unit	$34,565	$31,306	$3,259	10.4%
Gross profit — used	$442.3	$496.7	$(54.4)	(11.0)%
Same-store gross profit — used	$423.4	$492.2	$(68.8)	(14.0)%
Average gross profit per used vehicle retailed	$2,171	$2,416	$(245)	(10.1)%
Same-store average gross profit per used vehicle retailed	$2,187	$2,415	$(228)	(9.4)%
Gross margin % — used	6.3%	7.7%	(1.4)%	(18.2)%
Same-store gross margin % — used	6.3%	7.7%	(1.4)%	(18.2)%
Units
Retail unit sales of used vehicles decreased from 2021 to 2022 due to a 10,194 unit, or 5.0%, decrease in same-store used retail unit sales, partially offset by an 8,341 unit increase from net dealership acquisitions. Our same-store units decreased 12.2% in the U.S. and increased 1.9% internationally. Same-store retail units for our U.S. and U.K. CarShop used vehicle dealerships decreased 26.4% and increased 22.2%, respectively. Overall, our used units decreased 9.0% in the U.S. and increased 7.0% internationally. We believe the increase in same-store unit sales in the U.K. is primarily due to the lifting of lockdown restrictions due to COVID-19 compared to the same period last year. We believe the decrease in same-store unit sales in the U.S. is primarily due to higher used unit prices attributable to the prolonged low overall vehicle inventory availability for sale, impacting the affordability of used vehicles for customers, which has been caused by supply chain issues discussed above.
Revenues
Used vehicle retail sales revenue increased from 2021 to 2022 due to a $311.8 million, or 4.9%, increase in same-store revenues, coupled with a $269.8 million increase from net dealership acquisitions. Excluding $364.3 million of unfavorable foreign currency fluctuations, same-store used retail revenue increased 10.6%. The increase in same-store revenue is due to a $3,259 per unit increase in same-store comparative average selling price (notwithstanding a $1,882 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $630.9 million, partially offset by the decrease in same-store used retail unit sales, which decreased revenue by $319.1 million. The average sales price per unit for our CarShop used vehicle dealerships increased 6.9% to $20,108. We believe the increase in same-store comparative average selling price is primarily due to higher used unit prices attributable to the prolonged low overall vehicle inventory availability for sale, which has been caused by supply chain issues discussed above, impacting the affordability of used vehicles for customers.
Gross Profit
Retail gross profit from used vehicle sales decreased from 2021 to 2022 due to a $68.8 million, or 14.0%, decrease in same-store gross profit, partially offset by a $14.4 million increase from net dealership acquisitions. Excluding $20.1 million of unfavorable foreign currency fluctuations, same-store gross profit decreased 9.9%. The decrease in same-store gross profit is due to a $228 per unit decrease in same-store comparative average gross profit (including a $104 per unit decrease attributable to unfavorable foreign currency fluctuations), which decreased gross profit by $44.1 million, coupled with the decrease in same-store used retail unit sales, which decreased gross profit by $24.7 million. The average gross profit per unit for our CarShop used vehicle dealerships decreased 36.4% to $782. We believe the decrease in same-store comparative average gross profit per unit is primarily due to the more challenging used vehicle environment as consumers face increased costs of acquiring used vehicles resulting from the prolonged low supply of new vehicles available for sale, which decreased our gross margin.
Retail Automotive Dealership Finance and Insurance Data
(In millions, except unit and per unit amounts)

			2022 vs. 2021
Finance and Insurance Data	2022	2021	Change	% Change
Total retail unit sales	339,237	358,172	(18,935)	(5.3)%
Total same-store retail unit sales	321,547	355,842	(34,295)	(9.6)%
Finance and insurance revenue	$646.8	$583.8	$63.0	10.8%
Same-store finance and insurance revenue	$621.9	$579.5	$42.4	7.3%
Finance and insurance revenue per unit	$1,907	$1,630	$277	17.0%
Same-store finance and insurance revenue per unit	$1,934	$1,629	$305	18.7%
Finance and insurance revenue increased from 2021 to 2022 due to a $42.4 million, or 7.3%, increase in same-store revenues, coupled with a $20.6 million increase from net dealership acquisitions. Excluding $24.0 million of unfavorable foreign currency fluctuations, same-store finance and insurance revenue increased 11.5%. The increase in same-store revenue is due to a $305 per unit increase in same-store comparative average finance and insurance revenue (notwithstanding a $75 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $98.1 million, partially offset by the decrease in same-store retail unit sales, which decreased revenue by $55.7 million. Finance and insurance revenue per unit increased 26.4% in the U.S. and increased 7.1% in the U.K. We believe the increase in same-store finance and insurance revenue per unit is primarily due to changes in the sales mix from lower leasing and a higher amount of purchases have also driven higher product penetration rates, coupled with our efforts to increase finance and insurance penetration, which include implementing interactive digital customer sales platforms, additional training, and targeting underperforming locations, in addition to the increase in average selling price per unit of new and used vehicles.

Retail Automotive Dealership Service and Parts Data
(In millions)

			2022 vs. 2021
Service and Parts Data	2022	2021	Change	% Change
Service and parts revenue	$1,793.0	$1,604.7	$188.3	11.7%
Same-store service and parts revenue	$1,704.1	$1,593.4	$110.7	6.9%
Gross profit — service and parts	$1,069.1	$976.1	$93.0	9.5%
Same-store service and parts gross profit	$1,019.8	$968.4	$51.4	5.3%
Gross margin % — service and parts	59.6%	60.8%	(1.2)%	(2.0)%
Same-store service and parts gross margin %	59.8%	60.8%	(1.0)%	(1.6)%
Revenues
Service and parts revenue increased from 2021 to 2022, with an increase of 13.7% in the U.S. and an increase of 8.0% internationally. The increase in service and parts revenue is due to a $110.7 million, or 6.9%, increase in same-store revenues, coupled with a $77.6 million increase from net dealership acquisitions. Excluding $58.7 million of unfavorable foreign currency fluctuations, same-store revenue increased 10.6%. The increase in same-store revenue is due to a $114.3 million, or 10.0%, increase in customer pay revenue and an $11.0 million, or 11.6%, increase in vehicle preparation and body shop revenue, partially offset by a $14.6 million, or 4.1%, decrease in warranty revenue. We believe the increase in same-store service and parts revenue is related to increases in vehicle miles traveled compared to the same period last year, coupled with the prolonged reliance on older vehicles resulting from the prolonged low supply of new vehicles, which generates additional service and parts revenues.
Gross Profit
Service and parts gross profit increased from 2021 to 2022 due to a $51.4 million, or 5.3%, increase in same-store gross profit, coupled with a $41.6 million increase from net dealership acquisitions. Excluding $34.0 million of unfavorable foreign currency fluctuations, same-store gross profit increased 8.8%. The increase in same-store gross profit is due to the increase in same-store revenues, which increased gross profit by $66.2 million, partially offset by a 1.0% decrease in same-store gross margin, which decreased gross profit by $14.8 million. The increase in same-store gross profit is due to a $47.6 million, or 8.5%, increase in customer pay gross profit and a $10.5 million, or 4.9%, increase in vehicle preparation and body shop gross profit, partially offset by a $6.7 million, or 3.4%, decrease in warranty gross profit.
Retail Commercial Truck Dealership Data
(In millions, except unit and per unit amounts)

			2022 vs. 2021
New Commercial Truck Data	2022	2021	Change	% Change
New retail unit sales	12,751	9,371	3,380	36.1%
Same-store new retail unit sales	10,018	8,013	2,005	25.0%
New retail sales revenue	$1,623.8	$1,110.8	$513.0	46.2%
Same-store new retail sales revenue	$1,275.1	$969.7	$305.4	31.5%
New retail sales revenue per unit	$127,341	$118,532	$8,809	7.4%
Same-store new retail sales revenue per unit	$127,281	$121,018	$6,263	5.2%
Gross profit — new	$91.9	$56.0	$35.9	64.1%
Same-store gross profit — new	$73.8	$52.0	$21.8	41.9%
Average gross profit per new truck retailed	$7,204	$5,978	$1,226	20.5%
Same-store average gross profit per new truck retailed	$7,369	$6,493	$876	13.5%
Gross margin % — new	5.7%	5.0%	0.7%	14.0%
Same-store gross margin % — new	5.8%	5.4%	0.4%	7.4%

Units
Retail unit sales of new trucks increased from 2021 to 2022 due to a 2,005 unit, or 25.0%, increase in same-store new retail unit sales, coupled with a 1,375 unit increase from net dealership acquisitions. We believe the increase in same-store unit sales is primarily due to the increased replacement demand for medium- and heavy-duty trucks, coupled with the timing of production recovery from production delays during 2021.
Revenues
New commercial truck retail sales revenue increased from 2021 to 2022 due to a $305.4 million, or 31.5%, increase in same-store revenues, coupled with a $207.6 million increase from net dealership acquisitions. The increase in same-store revenue is due to the increase in same-store new retail unit sales, which increased revenue by $255.2 million, coupled with a $6,263 per unit increase in same-store comparative average selling price, which increased revenue by $50.2 million. We believe the increase in same-store comparative average selling price is due to higher prices driven by surcharges initiated by the manufacturer related to supply chain challenges and cost increases for items such as commodities, logistics, and wages.
Gross Profit
New commercial truck retail gross profit increased from 2021 to 2022 due to a $21.8 million, or 41.9%, increase in same-store gross profit, coupled with a $14.1 million increase from net dealership acquisitions. The increase in same-store gross profit is due to the increase in same-store new retail unit sales, which increased gross profit by $14.8 million, coupled with an $876 per unit increase in same-store comparative average gross profit, which increased gross profit by $7.0 million. We believe the increase in same-store comparative average gross profit per unit is attributed to increased customer demand and the prolonged limited supply of new trucks available for sale, which has been caused by supply chain issues discussed above.

			2022 vs. 2021
Used Commercial Truck Data	2022	2021	Change	% Change
Used retail unit sales	2,146	2,601	(455)	(17.5)%
Same-store used retail unit sales	1,679	2,487	(808)	(32.5)%
Used retail sales revenue	$253.2	$191.2	$62.0	32.4%
Same-store used retail sales revenue	$198.9	$182.7	$16.2	8.9%
Used retail sales revenue per unit	$118,011	$73,515	$44,496	60.5%
Same-store used retail sales revenue per unit	$118,482	$73,444	$45,038	61.3%
Gross profit — used	$17.5	$32.4	$(14.9)	(46.0)%
Same-store gross profit — used	$13.1	$30.8	$(17.7)	(57.5)%
Average gross profit per used truck retailed	$8,147	$12,459	$(4,312)	(34.6)%
Same-store average gross profit per used truck retailed	$7,813	$12,392	$(4,579)	(37.0)%
Gross margin % — used	6.9%	16.9%	(10.0)%	(59.2)%
Same-store gross margin % — used	6.6%	16.9%	(10.3)%	(60.9)%
Units
Retail unit sales of used trucks decreased from 2021 to 2022 due to an 808 unit, or 32.5%, decrease in same-store retail unit sales, partially offset by a 353 unit increase from net dealership acquisitions. We believe the decrease in same-store unit sales is primarily due to declining demand for freight services, coupled with higher used unit prices from the increased cost of acquiring used trucks.
Revenues
Used commercial truck retail sales revenue increased from 2021 to 2022 due to a $45.8 million increase from net dealership acquisitions, coupled with a $16.2 million, or 8.9%, increase in same-store revenues. The increase in same-store revenue is due to a $45,038 per unit increase in same-store comparative average selling price, which increased revenue by $75.6 million, partially offset by the decrease in same-store used retail unit sales, which decreased revenue by $59.4 million. We believe the increase in same-store comparative average selling price is primarily due to the increased cost of acquiring used trucks due to the limited supply of trucks in the market and production constraints on new trucks, which has been caused by supply chain issues discussed above.
Gross Profit
Used commercial truck retail gross profit decreased from 2021 to 2022 due to a $17.7 million, or 57.5%, decrease in same-store gross profit, partially offset by a $2.8 million increase from net dealership acquisitions. The decrease in same-store gross profit is due to the decrease in same-store used retail unit sales, which decreased gross profit by $10.0 million, coupled with a $4,579 per unit decrease in same-store comparative average gross profit, which decreased gross profit by $7.7 million. We believe the decrease in same-store comparative average gross profit per unit is primarily due to declining demand for freight services, coupled with the increased cost of acquiring used trucks, which decreased our gross margin.

			2022 vs. 2021
Service and Parts Data	2022	2021	Change	% Change
Service and parts revenue	$640.5	$442.8	$197.7	44.6%
Same-store service and parts revenue	$493.1	$398.3	$94.8	23.8%
Gross profit — service and parts	$271.4	$186.8	$84.6	45.3%
Same-store service and parts gross profit	$210.2	$169.1	$41.1	24.3%
Gross margin % — service and parts	42.4%	42.2%	0.2%	0.5%
Same-store service and parts gross margin %	42.6%	42.5%	0.1%	0.2%
Revenues
Service and parts revenue increased from 2021 to 2022 due to a $102.9 million increase from net dealership acquisitions, coupled with a $94.8 million, or 23.8%, increase in same-store revenues. Customer pay work represented approximately 81.1% of PTG’s service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The increase in same-store revenue is due to an $82.7 million, or 26.2%, increase in customer pay revenue, an $11.4 million, or 17.4%, increase in warranty revenue, and a $0.7 million, or 4.1%, increase in body shop revenue. We believe the increase in same-store service and parts revenue is primarily due to prolonged reliance on older trucks resulting from the prolonged limited supply of new trucks, which generates additional service and parts revenues.
Gross Profit
Service and parts gross profit increased from 2021 to 2022 due to a $43.5 million increase from net dealership acquisitions, coupled with a $41.1 million, or 24.3%, increase in same-store gross profit. The increase in same-store gross profit is due to the increase in same-store revenues, which increased gross profit by $40.4 million, coupled with a 0.1% increase in same-store gross margin, which increased gross profit by $0.7 million. The increase in same-store gross profit is due to a $33.6 million, or 29.1%, increase in customer pay gross profit, a $6.4 million, or 17.1%, increase in warranty gross profit, and a $1.1 million, or 6.8%, increase in body shop gross profit.
Commercial Vehicle Distribution and Other Data
(In millions, except unit amounts)

			2022 vs. 2021
Penske Australia Data	2022	2021	Change	% Change
Commercial vehicle units (wholesale and retail)	943	1,139	(196)	(17.2)%
Power system units	1,060	828	232	28.0%
Sales revenue	$438.2	$441.9	$(3.7)	(0.8)%
Gross profit	$121.1	$112.4	$8.7	7.7%
Penske Australia primarily distributes and services commercial vehicles, engines, and power systems. This business generated $438.2 million of revenue during the nine months ended September 30, 2022, compared to $441.9 million of revenue in the prior year, a decrease of 0.8%. This business also generated $121.1 million of gross profit during the nine months ended September 30, 2022, compared to $112.4 million of gross profit in the prior year, an increase of 7.7%.
Excluding $33.6 million of unfavorable foreign currency fluctuations, revenue increased 6.8% primarily due to an increase in sales from our energy solutions and mining product lines, as well as an increase in sales from service and parts.

Excluding $9.1 million of unfavorable foreign currency fluctuations, gross profit increased 15.8% primarily due to an increase in commercial vehicle gross profit per unit and an increase in gross profit per unit in our power generation product lines.
Selling, General, and Administrative Data
(In millions)

			2022 vs. 2021
Selling, General, and Administrative Data	2022	2021	Change	% Change
Personnel expense	$1,503.6	$1,349.5	$154.1	11.4%
Advertising expense	$92.4	$89.8	$2.6	2.9%
Rent & related expense	$276.1	$250.9	$25.2	10.0%
Other expense	$536.1	$481.6	$54.5	11.3%
Total SG&A expenses	$2,408.2	$2,171.8	$236.4	10.9%
Same-store SG&A expenses	$2,254.6	$2,141.8	$112.8	5.3%

Personnel expense as % of gross profit	41.1%	41.4%	(0.3)%	(0.7)%
Advertising expense as % of gross profit	2.5%	2.8%	(0.3)%	(10.7)%
Rent & related expense as % of gross profit	7.6%	7.7%	(0.1)%	(1.3)%
Other expense as % of gross profit	14.7%	14.7%	—%	—%
Total SG&A expenses as % of gross profit	65.9%	66.6%	(0.7)%	(1.1)%
Same-store SG&A expenses as % of same-store gross profit	66.0%	66.6%	(0.6)%	(0.9)%
Selling, general, and administrative expenses (“SG&A”) increased from 2021 to 2022 due to a $123.6 million increase from net acquisitions, coupled with a $112.8 million, or 5.3%, increase in same-store SG&A. Excluding $74.4 million of favorable foreign currency fluctuations, same-store SG&A increased 8.7%. The increase in SG&A expenses is primarily due to the inflationary effect on our personnel, rent, and other expenses. SG&A as a percentage of gross profit was 65.9%, a decrease of 70 basis points compared to 66.6% in the prior year. SG&A expenses as a percentage of total revenue was 11.6% and 11.3% in the nine months ended September 30, 2022 and 2021, respectively. We believe the decrease in SG&A as a percentage of gross profit is primarily due to the increased gross profit across our various business lines, partially offset by the inflationary effect on our personnel, rent, and other expenses, coupled with management compensation from increased profitability.
Depreciation
(In millions)

			2022 vs. 2021
	2022	2021	Change	% Change
Depreciation	$95.1	$89.7	5.4	6.0%
Depreciation increased from 2021 to 2022 due to a $6.2 million increase from net dealership acquisitions, partially offset by a $0.8 million, or 0.9% decrease, in same-store depreciation.
Floor Plan Interest Expense
(In millions)

			2022 vs. 2021
	2022	2021	Change	% Change
Floor plan interest expense	$30.3	$23.4	6.9	29.5%
Floor plan interest expense increased from 2021 to 2022 due to a $5.2 million, or 22.5%, increase in same-store floor plan interest expense, coupled with a $1.7 million increase from net acquisitions. We believe the overall increase is primarily due to increases in applicable rates, coupled with increases in amounts outstanding under floor plan arrangements.

Other Interest Expense
(In millions)

			2022 vs. 2021
	2022	2021	Change	% Change
Other interest expense	$51.4	$53.8	(2.4)	(4.5)%
Other interest expense decreased from 2021 to 2022 primarily due to the decrease in outstanding revolver borrowings under the U.S. credit agreement and our refinance efforts, partially offset by increases in applicable rates.
Equity in Earnings of Affiliates
(In millions)

			2022 vs. 2021
	2022	2021	Change	% Change
Equity in earnings of affiliates	$393.8	$281.5	112.3	39.9%
Equity in earnings of affiliates increased from 2021 to 2022 due to a $116.1 million, or 42.3%, increase in earnings from our investment in PTS, coupled with the increase in earnings from our retail automotive joint ventures which were partially offset by the decrease in equity earnings from our previous joint venture in Japan as we no longer include the results of this business in this line item due to our acquiring 100% of this joint venture. We believe the increase in our PTS equity earnings is due to strong demand and profitability for commercial rental trucks and full-service leasing, as well as remarketing of used trucks.
Income Taxes
(In millions)

			2022 vs. 2021
	2022	2021	Change	% Change
Income taxes	$377.5	$308.0	69.5	22.6%
Income taxes increased from 2021 to 2022 primarily due to a $277.0 million increase in our pre-tax income compared to the prior year. Our effective tax rate was 25.8% during the nine months ended September 30, 2022, compared to 25.9% during the nine months ended September 30, 2021, primarily due to fluctuations in our geographic pre-tax income mix, coupled with the increase in net income tax expense in the prior year of $8.8 million related to U.K. tax legislation changes.
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
As of September 30, 2022, we had $92.3 million of cash available to fund our operations and capital commitments. In addition, we had $800.0 million, £162.0 million ($180.9 million), AU $41.0 million ($26.2 million), and $66.8 million available for borrowing under our U.S. credit agreement, U.K. credit agreement, Australian working capital loan agreement, and the revolving mortgage facility through Toyota Motor Credit Corporation, respectively.
Securities Repurchases
From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, through a pre-arranged trading plan, pursuant to the terms of an accelerated share repurchase program, or by other means. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit agreement, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as general economic and industry conditions, the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions, the repayment of our existing indebtedness, and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. In July 2022, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities by $250 million, of which $108.6 million remained outstanding and available for repurchases as of September 30, 2022. In October 2022, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities by $250 million. As a result, $268.2 million remained outstanding and available for repurchases as of October 25, 2022. Refer to the disclosures provided in Part I, Item 1, Note 11 of the Notes to our Consolidated Condensed Financial Statements for a summary of shares repurchased during the nine months ended September 30, 2022.

Dividends
We paid the following cash dividends on our common stock in 2021 and 2022:
Per Share Dividends

2021

First Quarter	$0.43
Second Quarter	$0.44
Third Quarter	$0.45
Fourth Quarter	$0.46

2022

First Quarter	$0.47
Second Quarter	$0.50
Third Quarter	$0.53
We also announced a cash dividend of $0.57 per share payable on December 1, 2022 to stockholders of record on November 10, 2022. While future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors, which may include our expectations regarding the severity and duration of the COVID-19 pandemic, vehicle production issues, the rate of inflation, including its impact on vehicle affordability, earnings, cash flow, capital requirements, restrictions relating to any then-existing indebtedness, financial condition, alternative uses of capital, and other factors, we currently expect to continue to pay comparable dividends in the future.
Long-Term Debt Obligations
As of September 30, 2022, we had the following long-term debt obligations outstanding:

(In millions)	September 30, 2022
U.S. credit agreement — revolving credit line	$—
U.K. credit agreement — revolving credit line	—
U.K. credit agreement — overdraft line of credit	—
3.50% senior subordinated notes due 2025	545.8
3.75% senior subordinated notes due 2029	494.9
Australia capital loan agreement	20.8
Australia working capital loan agreement	5.8
Mortgage facilities	530.1
Other	40.5
Total long-term debt	$1,637.9
As of September 30, 2022, we were in compliance with all covenants under our credit agreements, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 9 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of our long-term debt obligations.
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

During the nine months ended September 30, 2022, outstanding revolving commitments varied between $0.0 million and $235.0 million under the U.S. credit agreement, between £0.0 million and £95.0 million ($0.0 million and $106.1 million) under the U.K. credit agreement’s revolving credit line (excluding the overdraft facility), between AU $0.0 million and AU $29.0 million ($0.0 million and $18.6 million) under the Australia working capital loan agreement, and between $0.0 million and $204.4 million under the revolving mortgage facility through Toyota Motor Credit Corporation. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.
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
PTS Dividends
We hold a 28.9% ownership interest in PTS as noted above. Their partnership agreement requires PTS, subject to applicable law and the terms of its credit agreements, to make quarterly distributions to the partners with respect to each fiscal year by no later than 45 days after the end of each of the first three quarters of the year and by April 15 of the following year. PTS’ partnership agreement and certain of its debt agreements allow partner distributions only as long as it is not in default under those agreements and the amount it pays does not exceed 50% of its consolidated net income, unless its debt-to-equity ratio is less than 3.0 to 1, in which case its distributions may not exceed 80% of its consolidated net income. We receive pro rata cash distributions relating to this investment, typically in April, May, August, and November of each year. During the nine months ended September 30, 2022, and 2021, we received $173.2 million and $106.4 million, respectively, of pro rata cash distributions relating to this investment. We currently expect to continue to receive future distributions from PTS quarterly, subject to its financial performance.
Sale/Leaseback Arrangements
We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period.
Operating Leases
We estimate the total rent obligations under our operating leases, including any extension periods that we are reasonably certain to exercise at our discretion and assuming constant consumer price indices, to be $5.2 billion. As of September 30, 2022, we were in compliance with all financial covenants under these leases consisting principally of leases for dealership and other properties, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 3 and Note 10 of the Notes to our Consolidated Condensed Financial Statements for a description of our operating leases.
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
Condensed income statement information:

	PAG and Guarantor Subsidiaries
	Nine Months Ended September 30, 2022	Twelve Months Ended December 31, 2021
Revenues	$11,899.4	$14,605.6
Gross profit	2,265.6	2,731.0
Equity in earnings of affiliates	390.6	366.2
Income from continuing operations	825.0	908.2
Net income	825.0	909.5
Net income attributable to Penske Automotive Group	825.0	909.5
Condensed balance sheet information:

	PAG and Guarantor Subsidiaries
	September 30, 2022	December 31, 2021
Current assets (1)	$2,494.2	$2,245.6
Property and equipment, net	1,333.2	1,264.9
Equity method investments	1,694.3	1,645.6
Other noncurrent assets	3,610.8	3,524.0
Current liabilities	2,073.9	1,843.9
Noncurrent liabilities	4,031.4	3,858.9
__________
(1)Includes $551.8 million and $529.9 million as of September 30, 2022, and December 31, 2021, respectively, due from Non-Guarantors.
During the nine months ended September 30, 2022, PAG received $39.6 million from non-guarantor subsidiaries. During the twelve months ended December 31, 2021, PAG received $93.5 million from non-guarantor subsidiaries.
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities. The major components of these changes are discussed below.

	Nine Months Ended September 30,
(In millions)	2022	2021
Net cash provided by continuing operating activities	$1,208.2	$1,330.4
Net cash used in continuing investing activities	(584.3)	(376.1)
Net cash used in continuing financing activities	(615.3)	(881.5)
Net cash provided by discontinued operations	—	0.4
Effect of exchange rate changes on cash and cash equivalents	(17.0)	(3.5)
Net change in cash and cash equivalents	$(8.4)	$69.7

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

	Nine Months Ended September 30,
(In millions)	2022	2021
Net cash from continuing operating activities as reported	$1,208.2	$1,330.4
Floor plan notes payable — non-trade as reported	(85.5)	(288.9)
Net cash from continuing operating activities including all floor plan notes payable	$1,122.7	$1,041.5
Cash Flows from Continuing Investing Activities
Cash flows from continuing investing activities consist primarily of cash used for capital expenditures, proceeds from the sale of dealerships, proceeds from the sale of property and equipment, and net expenditures for acquisitions and other investments. Capital expenditures were $195.7 million and $157.5 million during the nine months ended September 30, 2022 and 2021, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our capital expenditures with operating cash flows or borrowings under our credit agreements. We had no proceeds from the sale of dealerships during the nine months ended September 30, 2022, compared to $4.3 million during the nine months ended September 30, 2021. Proceeds from the sale of property and equipment were $12.3 million and $54.9 million during the nine months ended September 30, 2022 and 2021, respectively. Cash used in acquisitions and other investments, net of cash acquired, was $393.4 million and $278.0 million during the nine months ended September 30, 2022 and 2021, respectively, and included cash used to repay sellers’ floor plan liabilities in such business acquisitions of $51.3 million and $24.3 million, respectively.
Cash Flows from Continuing Financing Activities
Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, net repayments of floor plan notes payable non-trade, repurchases of common stock, dividends, and payments for debt issuance costs.
We had net borrowings of long-term debt of $186.0 million and net repayments of long-term debt of $260.5 million during the nine months ended September 30, 2022 and 2021, respectively. We had net repayments of floor plan notes payable non-trade of $85.5 million and $288.9 million during the nine months ended September 30, 2022 and 2021, respectively. We repurchased 5.5 million and 2.4 million shares of common stock under our securities repurchase program for $584.8 million and $206.9 million during the nine months ended September 30, 2022 and 2021, respectively. We acquired 0.15 million and 0.15 million shares from employees in connection with a net share settlement feature of employee equity awards for $17.2 million and $12.9 million during the nine months ended September 30, 2022 and 2021, respectively. We also paid cash dividends to our stockholders of $113.6 million and $106.3 million during the nine months ended September 30, 2022 and 2021, respectively. We made payments of $0.3 million and $6.1 million for debt issuance costs during the nine months ended September 30, 2022 and 2021, respectively.
Related Party Transactions
Stockholders Agreement
Several of our directors and officers are affiliated with Penske Corporation or related entities. Roger Penske, our Chair of the Board and Chief Executive Officer, is also Chair of the Board and Chief Executive Officer of Penske Corporation and through entities affiliated with Penske Corporation is our largest stockholder owning approximately 49% of our outstanding common stock. Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. (collectively, “Mitsui”) own approximately 19% of our outstanding common stock. Mitsui, Penske Corporation, and certain other affiliates of Penske Corporation are parties to a stockholders agreement pursuant to which the Penske affiliated companies agreed to vote their shares for up to two directors who are representatives of Mitsui. In turn, Mitsui agreed to vote their shares for up to fourteen directors voted for by the Penske affiliated companies. This agreement terminates in March 2030, upon the mutual consent of the parties, or when either party no longer owns any of our common stock.
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
Automotive Joint Ventures
From time to time, we enter into joint venture relationships in the ordinary course of business, pursuant to which we own and operate automotive dealerships together with other investors. We may also provide these dealerships with working capital and other debt financing at costs that are based on our prevailing borrowing rate. As of September 30, 2022, our automotive joint venture relationships were as follows:

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

Cyclicality
Unit sales of motor vehicles, particularly new vehicles, have been cyclical historically, fluctuating with general economic cycles. During economic downturns, the automotive and truck retailing industries tend to experience periods of decline and recession similar to those experienced by the general economy. We believe that these industries are influenced by general economic conditions and particularly, by consumer confidence, the level of personal discretionary spending, the rate of inflation, including its impact on vehicle affordability, fuel prices, interest rates, and credit availability.
Our business is dependent on a number of factors, including general economic conditions, the availability of vehicle inventory, fuel prices, the rate of inflation, including its impact on vehicle affordability, interest rate fluctuations, credit availability, labor availability, environmental and other government regulations, and customer business cycles. U.S. light vehicle sales have ranged from a low of 10.4 million units in 2009 to a high of 17.5 million units in 2016. Unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on these general economic conditions. According to data published by ACT Research, in recent years, total U.S. retail sales of new Class 8 commercial vehicles have ranged from a low of approximately 97,000 in 2009 to a high of approximately 334,000 in 2019. Through geographic diversification, concentration on higher margin regular service and parts revenues, and diversification of our customer base, we have attempted to reduce the negative impact of adverse general economic conditions or cyclical trends affecting any one industry or geographic area on our earnings.
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
•the rate of adoption of electric vehicles and its effect on our business;
•our ability to access the remaining availability under our credit agreements;
•our liquidity;
•performance of joint ventures, including PTS;
•future foreign currency exchange rates and geopolitical events;
•the outcome of various legal proceedings;
•results of self-insurance plans;
•trends affecting the automotive or trucking industries generally, such as the rate of adoption of electric vehicles and changes to an agency model of distribution in the U.K. and Europe, and our future financial condition or results of operations; and
•our business strategy.
Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, and our other periodic reports filed with the Securities and Exchange Commission. Important factors that could cause actual results to differ materially from our expectations include the following:
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
•our business and the automotive retail and commercial vehicles industries in general are susceptible to adverse economic and geo-political conditions, including changes in interest rates, foreign currency exchange rates, customer demand, customer confidence, the rate of inflation, including its impact on vehicle affordability, fuel prices, unemployment rates and credit availability;
•increased tariffs, import product restrictions, and foreign trade risks that may impair our ability to sell foreign vehicles profitably;
•the number of new and used vehicles sold in our markets, which impacts our ability to generate new and used vehicle gross profit and future service and parts operations;
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
•new or enhanced regulations relating to automobile dealerships including those enacted in certain European countries, Washington, California, Massachusetts, and New York banning the sale of new vehicles with gasoline engines (with regulations in Europe starting as early as 2030, and California requiring 35% of all new consumer vehicles to be emission free in 2026, 68% to be emission free by 2030, and 100% to be emission free by 2035, with some allowances for plug-in hybrid vehicles);
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
We urge you to carefully consider these risk factors and further information identified in our Annual Report on Form 10-K for the year ended December 31, 2021, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, and our other periodic reports filed with the Securities and Exchange Commission in evaluating all forward-looking statements regarding our business. Readers of this report are cautioned not to place undue reliance on the forward-looking statements contained in this report. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Except to the extent required by the federal securities laws and the Securities and Exchange Commission’s rules and regulations, we have no intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events, or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over defined LIBOR, SONIA, the Bank of England Base Rate, or the Australian Bank Bill Swap Rate. Based on an average of the aggregate amounts outstanding under these facilities during the nine months ended September 30, 2022, a 100-basis-point change in interest rates would result in an approximate $1.4 million change to our annual other interest expense.
Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, defined LIBOR, SONIA, the Bank of England Base Rate, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Australian Bank Bill Swap Rate, or the New Zealand Bank Bill Benchmark Rate. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the nine months ended September 30, 2022, a 100-basis-point change in interest rates would result in an approximate $20.1 million change to our annual floor plan interest expense.
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
Foreign Currency Exchange Rates. As of September 30, 2022, we had consolidated operations in the U.K., Germany, Italy, Japan, Canada, Australia, and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $817.7 million change to our revenues for the nine months ended September 30, 2022.
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
Item 1A. Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, along with our other periodic reports filed with the Securities and Exchange Commission, which could materially affect our business, financial condition, or future results. The following disclosure further updates the risk factors included in our 2021 Annual Report on Form 10-K:
Regulatory issues. We are subject to a wide variety of regulatory activities and oversight, including those denoted in our Annual Report on Form 10-K filed on February 18, 2022, supplemented as follows:
Vehicle requirements. Federal and state governments in our markets have increasingly placed restrictions and limitations on the vehicles sold in the market in an effort to combat perceived negative environmental effects. For example, in the U.S., automotive manufacturers are subject to federally mandated corporate average fuel economy standards, which will increase substantially through 2026. Representatives of the U.K. government have proposed a ban on the sale of gasoline engines in new cars and new vans that would take effect as early as 2030 and a ban on the sale of gasoline hybrid engines in new cars and new vans as early as 2035. Similar legislation has been announced in California, Massachusetts, and New York, which would ban the sale of new vehicles with gasoline-only engines in cars in 2035. The California legislation requires 35% of all new vehicles sold to meet a zero emissions standard by 2026 (with certain allowances for hybrid gas/electric vehicles), which percentage requirement increases until 2035, after which 100% of new vehicles sold must comply. Significant increases in fuel economy requirements and new restrictions on emissions on vehicles and fuels could adversely affect prices of and demand for the vehicles that we sell, which could materially adversely affect us. Moreover, while increasing consumer adoption of electric vehicles may present new service opportunities, including with respect to range maintenance and optimization, cooling protection, torque protection, battery replacement, and warranty on newly released models, our service revenues may decline over time as these electric vehicles may require less physical maintenance than gas and hybrid vehicles due to the absence of certain parts systems.
Commercial trucks are subject to similar regulatory risks related to emissions standards and other regulatory requirements. PTG sells new and used heavy- and medium-duty commercial trucks, parts and service, and offers collision repair services. PTS, with its broad product offering including full-service truck leasing, contract maintenance, and truck rental, along with logistic services, is one of the largest purchasers of commercial trucks in North America. Should future regulations or consumer sentiment hinder our or PTS’s ability to maintain, acquire, sell, or operate trucks, we may be adversely affected.
Changes in law. New laws and regulations at the state and federal level may be enacted which could materially adversely impact our business. For example, in 2022, the Federal Trade Commission proposed new regulations for automotive dealers that would change industry-accepted practices with regard to sales and advertising, require an extensive series of oral and written disclosures to consumers in regard to the sale price of vehicles, credit terms, and voluntary protection products, mandate the posting of certain pricing and other information on dealer websites, and impose burdensome recordkeeping requirements. These changes, if adopted as proposed, may lead to additional transaction times for the sale of vehicles, complicate the transaction process, and decrease customer satisfaction, among other effects. If these regulations or other adverse changes in law were to be enacted, it could have a significant and adverse effect on us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2022, we repurchased 2,811,346 shares of our common stock for $309.4 million, or an average of $110.02 per share, under our securities repurchase program approved by our Board of Directors. During the nine months ended September 30, 2022, we repurchased 5,529,462 shares of our outstanding common stock for $584.8 million, or an average of $105.75 per share, under this program. In July 2022, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities by $250 million, of which $108.6 million remained outstanding and available for repurchases as of September 30, 2022. During the nine months ended September 30, 2022, we acquired 148,440 shares of our common stock for $17.2 million, or an average of $115.97 per share, from employees in connection with a net share settlement feature of employee equity awards. In October 2022, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities by $250 million. As a result, $268.2 million remained outstanding and available for repurchases as of October 25, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
July 1 to July 31, 2022	907,654	$107.66	907,654	$320.2
August 1 to August 31, 2022	752,776	$117.87	752,776	$231.4
September 1 to September 30, 2022	1,150,916	$106.75	1,150,916	$108.6
	2,811,346		2,811,346

Item 6. Exhibits
EXHIBIT INDEX

Exhibit No.	Description

22	List of Guarantor Subsidiaries under the Company’s Senior Subordinated Notes

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification

32	Section 1350 Certification

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger Penske
Roger Penske
Date: October 27, 2022		Chief Executive Officer

	By:	/s/ Michelle Hulgrave
Michelle Hulgrave
Date: October 27, 2022		Chief Financial Officer