Form 10-K
period 2022-12-31
PENSKE AUTOMOTIVE GROUP, INC.
filed 2023-02-21
CIK 1019849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
(Registrant's telephone number, including area code)
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates as of June 30, 2022, was $2,729,130,423. As of February 14, 2023, there were 69,072,203 shares of voting common stock outstanding.
Documents Incorporated by Reference
Certain portions, as expressly described in this report, of the registrant's proxy statement for the 2023 Annual Meeting of the Stockholders to be held May 11, 2023, are incorporated by reference into Part III, Items 10-14.

PART I
Item 1. Business
We are a diversified international transportation services company and one of the world's premier automotive and commercial truck retailers. We operate dealerships in the United States, the United Kingdom, Canada, Germany, Italy, and Japan, and we are one of the largest retailers of commercial trucks in North America for Freightliner. We also distribute and retail commercial vehicles, diesel and gas engines, power systems, and related parts and services principally in Australia and New Zealand. We employ over 26,500 people worldwide. Additionally, we own 28.9% of Penske Transportation Solutions, a business that employs over 41,500 people worldwide, manages one of the largest, most comprehensive and modern trucking fleets in North America with over 414,500 trucks, tractors, and trailers under lease, rental, and/or maintenance contracts, and provides innovative transportation, supply chain, and technology solutions to its customers.
Business Overview
In 2022, our business generated $27.8 billion in total revenue, which is comprised of approximately $23.7 billion from retail automotive dealerships, $3.5 billion from retail commercial truck dealerships, and $578.8 million from commercial vehicle distribution and other operations. We generated $4.8 billion in gross profit, which is comprised of $4.1 billion from retail automotive dealerships, $555.1 million from retail commercial truck dealerships, and $157.3 million from commercial vehicle distribution and other operations.

Retail Automotive. We are one of the largest global automotive retailers as measured by the $23.7 billion in total retail automotive dealership revenue we generated in 2022. We are diversified geographically with 58% of our total retail automotive dealership revenues in 2022 generated in the U.S. and Puerto Rico and 42% generated outside of the U.S. We offer over 35 vehicle brands with 71% of our retail automotive franchised dealership revenue in 2022 generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz, and Porsche. As of December 31, 2022, we operated 338 retail automotive franchised dealerships, of which 151 are located in the U.S. and 187 are located outside of the U.S. The franchised dealerships outside of the U.S. are located primarily in the U.K. As of December 31, 2022, we also operated 21 used vehicle dealerships, with eight dealerships in the U.S. and 13 dealerships in the U.K., which retailed used vehicles under a one price, "no-haggle" methodology under the CarShop brand. We retailed and wholesaled more than 539,000 vehicles in 2022.

Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services, the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts, replacement and aftermarket automotive products, and at certain of our locations, collision repair services. We operate our franchised dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry. Beginning in 2023, we transitioned our Mercedes-Benz U.K. dealerships to an agency model. Under an agency model, our Mercedes-Benz U.K. dealerships receive a fee for facilitating the sale by the manufacturer of a new vehicle but do not hold the vehicle in inventory. We continue to provide new vehicle customer service at our Mercedes-Benz U.K. dealerships, and the Mercedes-Benz U.K. agency model is not expected to structurally change our used vehicle sales operations or service and parts operations, although the impact of the agency model at these dealerships as well as other agency models proposed by our manufacturer partners is uncertain. See Item 1A. Risk Factors for a discussion of agency.
During 2022, we acquired 19 retail automotive franchises, consisting of 15 franchises in the U.K. and four franchises in the U.S., and we opened two retail automotive franchises that we were awarded in the U.S. We sold one retail automotive franchise in the U.S., and we closed four locations in the U.K., consisting of two retail automotive franchises and two CarShop satellite locations. Retail automotive dealerships represented 85.2% of our total revenues and 85.3% of our total gross profit in 2022.
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

The following graphics show the percentage of our total retail automotive dealership revenues by product type and their respective contribution to our retail automotive gross profit:
Retail Commercial Truck Dealership. We operate Premier Truck Group (“PTG”), a heavy- and medium-duty truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations across nine U.S. states and Ontario, Canada. During February 2022, we acquired four full-service dealerships in Ontario, Canada. As of December 31, 2022, PTG operated 39 locations selling new and used trucks, parts and service, and offering collision repair services. We retailed and wholesaled 21,002 new and used trucks in 2022. This business represented 12.7% of our total revenues and 11.5% of our total gross profit in 2022.

While our retail commercial truck business benefits from diversified income streams similar to those of the retail automotive sector, there are several key differences. As exhibited in the following table, a greater part of our gross profit is derived from the sale of service and parts in the retail truck business given the large volume of parts business, in many cases, to fleet customers, as well as historically lower selling, general, and administrative expense as a percentage of gross profit as compared to retail automotive due to lower sales compensation and advertising expenses. The following graphics show the percentage of our total retail commercial truck dealership revenues by product type and their respective contribution to our retail commercial truck gross profit:
Penske Australia. Penske Australia is the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy- and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand, and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU (a

Rolls-Royce solution), Detroit Diesel, Allison Transmission, and Bergen Engines. Penske Australia offers products across the on- and off-highway markets, including in the trucking, mining, power generation, defense, marine, rail, and construction sectors and supports full parts and aftersales service through a network of branches, field service locations, and dealers across the region. These businesses represented 2.1% of our total revenues and 3.2% of our total gross profit in 2022.
Penske Transportation Solutions. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”). PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. (“Mitsui”). We account for our investment in PTL under the equity method, and we therefore record our share of PTL's earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments. Penske Transportation Solutions (“PTS”) is the universal brand name for PTL's various business lines through which it is capable of meeting customers' needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental, and contract maintenance along with logistic services, such as dedicated contract carriage, distribution center management, transportation management, lead logistics provider services, and dry van truckload carrier services. We recorded $490.0 million and $365.8 million in equity earnings from this investment in 2022 and 2021, respectively.
Outlook
Retail Automotive. In 2022, U.S. industry new light vehicle sales decreased 7.9%, as compared to 2021, to 13.9 million units, and U.K. new vehicle registrations decreased 2.0%, as compared to 2021, to 1.6 million registrations. We believe the year over year decrease in new vehicle sales and registrations is primarily attributable to a lower supply of new vehicles available for sale due to disruptions in the supply chain limiting the availability of microchips and other components, the war in Ukraine, and challenges in sourcing labor, coupled with higher interest rates and inflation, impacting the affordability of vehicles for customers. Our new vehicle days' supply is 25 as of December 31, 2022, compared to 17 as of December 31, 2021, and 50 as of December 31, 2020. Our used vehicle days' supply has proved to be more resilient with a 53 days' supply as of December 31, 2022, compared to 60 as of December 31, 2021, and 48 as of December 31, 2020. While we expect increased new vehicle availability in 2023, continued production disruptions and supply shortages could result in suppressed new and used vehicle sales volumes which would impact the availability and affordability of new and used vehicles. When the supply of new vehicles improves, we may experience reduced new and used vehicle gross profit together with higher sales volumes.
During 2022, our premium/luxury unit sales increased 4.6% as compared to 2021. In the U.K., premium/luxury unit sales, which account for over 93% of our new unit sales, decreased 6.9%, and the overall U.K. market decreased 2.0% as compared to 2021. Many of the premium brands we represent in the U.K. market were also impacted by production disruptions from the supply chain challenges.
Representatives of the U.K. government have proposed a ban on the sale of gasoline engines in new cars and new vans that would take effect as early as 2030 and a ban on the sale of gasoline hybrid engines in new cars and new vans as early as 2035 while also providing government incentives on certain electric vehicles to entice consumers to transition from internal combustion vehicles to electric vehicles. During 2022, sales of diesel-powered vehicles decreased 33.8%, petrol-powered vehicles decreased 6.0%, and non-diesel/petrol vehicles increased 23.0%, as compared to 2021. In the U.K., new registrations of electric vehicles, including Battery Electric Vehicle (BEV), Plug-in Hybrid Electric Vehicle (PHEV), and Hybrid Electric Vehicle (HEV), represented 34.5% of the overall market for 2022, compared to 27.5% for 2021, and represented 24.6% of our U.K. new unit sales, compared with 18.6% for 2021.
Retail Commercial Truck Dealership. In 2022, North American sales of Class 6-8 medium- and heavy-duty trucks, the vehicles sold by our PTG business, increased 12.1% from last year to 448,723 units. The Class 6-7 medium-duty truck market increased 7.4% from last year to 139,108 units, and Class 8 heavy-duty trucks, the largest North American market, increased 14.4% from last year to 309,615 units. The truck market is experiencing the same production and supply issues noted above, and the Class 6-8 medium- and heavy-duty truck backlog is 357,414 units according to data published by ACT Research. We expect lower inventories of new commercial trucks and parts disruptions to continue until the supply of certain components used to manufacture commercial trucks improves and manufacturers work through backlogs. As a result of the supply constraints, we expect demand for Class 8 commercial trucks to remain strong, driven by replacement demand. When the supply of commercial trucks improves, we may experience reduced new and used commercial truck gross profit per unit together with higher sales volumes.

Commercial Vehicle Distribution and Other. In 2022, the Australian heavy-duty truck market reported sales of 14,966 units, representing an increase of 15.1% from last year, while the New Zealand market reported sales of 3,587 units, representing an increase of 15.0% from last year.
Penske Transportation Solutions. A majority of PTS' revenue is generated by multi-year contracts for full-service leasing, contract maintenance, and logistics services. During 2022, PTS continued to expand its managed fleet with over 414,500 trucks, tractors, and trailers under lease, rental, and/or maintenance contracts. PTS continues to expect strong demand for commercial rental trucks and full-service leasing.
As described in Item 1A. Risk Factors, there are a number of factors that could cause actual results to differ materially from our expectations. For a detailed discussion of our financial and operating results, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Business Strategy
We aim to deliver excellence to our customers, value to our stakeholders, and opportunity to our team members to be the best international transportation services company everywhere we operate. This mission is supported by a set of values embedded in our philosophy to exceed, excel, and encourage.

•Exceed: Provide a superior customer experience that exceeds expectations, and establishes trust and loyalty through honesty, transparency, and accountability

•Excel: Deliver long-term value for our stakeholders through continuous improvement, organic growth, and strategic acquisitions

•Encourage: Provide opportunities for team members to succeed in our organization by cultivating talent, rewarding achievement, and maintaining the highest standards of respect for each other

We employ the following set of strategies to achieve these objectives:
Growing our Business

We operate in the highly fragmented automotive retail and commercial truck dealership markets and believe there are attractive opportunities to grow our business, both organically and by acquisition. During 2022, in our retail automotive business, we acquired or were granted open points (new franchises awarded from the automotive manufacturer) representing 21 dealerships, 15 located in the U.K. representing BMW, MINI, Mercedes-Benz, and smart brands, and six located in the U.S., representing BMW, MINI, Honda, Hyundai, Genesis, and Audi brands. In our retail truck business, we acquired four full-service dealerships in Ontario, Canada. In 2023, we expect to continue to devote capital resources to acquire and build premium retail automotive and commercial truck dealerships.
Returning Value to Shareholders
We believe in returning value to our shareholders through a combination of dividends and share repurchases. We increased our quarterly stock dividend four times in 2022 from $0.46 per share to $0.57 per share. Our latest declared dividend is $0.61 per share payable on March 1, 2023. We also repurchased 8,214,147 shares of our common stock in 2022 for $886.5 million, which, together with quarterly dividends, represents a return to stockholders of approximately $1.0 billion.
On February 16, 2023, our Board of Directors delegated to management an additional $250 million in authority to repurchase our outstanding securities, resulting in $253.6 million of authority outstanding and available for repurchases. This authority has no expiration.
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

In recognition of our people-first philosophy, in 2022, 46 of our dealerships were named to the "Automotive News Best Dealerships To Work For" which ranks the top 100 dealerships in the United States, including seven of the top ten spots and 17 of the top 25 spots nationally in 2022's rankings. Seven of our dealerships were ranked in the top ten nationally for their efforts to promote Diversity, Equity & Inclusion. In 2022, we were ranked in the top ten by Forbes as one of "America's Best Employers for Veterans" which ranks the top 200 companies in the United States.
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
Reputation management is one of our most powerful marketing tools. We proactively monitor online reputation management sites, including Google, Facebook, Yelp, among others, to enhance our online presence, build loyalty, gain a better understanding of our customers' needs, attract top talent, and generate business. Our reputation management strategy of actively monitoring and responding quickly to customer reviews is crucial for maintaining a positive online reputation.
Diversification

Our business benefits from a diversified revenue and gross profit mix, including multiple revenue and gross profit streams in our traditional vehicle and commercial truck dealerships (new vehicles, used vehicles, finance and insurance, and service and parts operations) across many geographies, our commercial vehicle distribution and power systems operations, and returns relating to our joint venture investments, which we believe helps to mitigate the cyclicality that has historically impacted some elements of the automotive sector. Our CarShop used vehicle dealerships in the U.S. and U.K. complement and provide more diversification to our retail automotive operations and provide scalable opportunities across our market areas. Furthermore, PTG provides diversification both by business line and by its business being represented across the U.S. and in Canada. Finally, our ownership interest in PTS provides us additional diversification as well as equity earnings, cash dividends, and significant cash savings on taxes.
We are also diversified geographically as established by the following table, which shows our consolidated revenue and gross profit by country as a percentage of our total revenue and total gross profit:

Country	% of Total 2022 Revenue	% of Total 2022 Gross Profit
United States	60%	66%
United Kingdom	30%	25%
Germany/Italy	5%	4%
Japan	1%	1%
Canada	2%	1%
Australia/New Zealand	2%	3%
We are also diversified within our automotive retail operations by brand. We represent over 35 brands in our markets and our automotive dealership revenue mix consists of 71% related to premium brands, 21% related to volume non-U.S.

brands, 1% related to brands of U.S. based manufacturers, and 7% related to our CarShop used vehicle dealerships as further detailed in the chart below:

PORSCHE
Audi
BENTLEY
7%
11%
2%
1%
carshop.
7%
4%
Other
3%
Maserati
26%
MINI
11%
TOYOTA
3%
LEXUS
1%
GM
STELLANTIS
1%
HYUNDAI
1%
ACURA
5%
HONDA
7%
JAGUAR
LAND ROVER
10%
Mercedes-Benz

Digital Strategy/Omnichannel

We are focused on executing a comprehensive omnichannel digital strategy with emphasis on customization, personalization, and creating a connection with our customers. We endeavor to build and optimize our presence across all digital platforms and deliver a seamless, convenient, and transparent experience that gives customers the ability to purchase, sell, or schedule service for their vehicles on their terms.
To stay at the forefront of technological innovations, we continue to develop and test platforms for end-to-end digital retailing through our industry and OEM relationships. Fully online retailing includes features like personalized monthly payments across all inventories, accurate trade-in capabilities, financing, digital contracting, and digital signatures. We are actively testing these technologies at both our franchise and U.S. CarShop locations to ensure we are gaining an understanding of best practices and customer adoption of these initiatives. In addition, we have implemented AI-driven technologies at certain of our dealerships, including a voice assistant to answer and appoint inbound service calls and an engagement system to address customer lead inquiries and schedule sales and service appointments. These technologies are designed to improve our customer experience and are available 24/7.
For U.S. customers who wish for a hybrid online/in-person transaction at our franchise locations, we offer the respective OEM provided digital solution or our own "Preferred Purchase" as our digital retailing solutions. These tools provide a digital buying process including trade-value, pricing, leasing, and financing options with customized payments. Customers can add insurance and protection products to their purchase, evaluate manufacturer and lender incentive programs, and pre-qualify for credit all online or in combination with an in-store experience. These tools are designed to serve a customer wherever they are at in their buying journey, whether they want to evaluate payment options or complete their purchase online through a secure link where they can sign documents digitally and arrange for curbside or home delivery.
Similarly, in the U.K., we offer online resources that enhance customers’ overall dealership experience. Customers can reserve a vehicle for up to three days with a fully refundable £99 deposit and complete their finance application entirely online with instant acceptance for qualified buyers. With our internally developed digital retailing program called “Click & Collect”, customers can fully pay for a vehicle online with a debit or credit card and request vehicles be transferred between dealerships by paying a transfer fee online. CarShop U.K. customers can access a bespoke finance eligibility tool which helps them gauge their likelihood for financial acceptance.

We also promote our U.S. and U.K. automotive retail new and pre-owned vehicle inventory online through PenskeCars.com, Agnewcars.com, CarShop.com, Sytner.co.uk, and CarShop.co.uk (the latter two built in-house and hosted on a proprietary technology platform). These websites are designed to streamline the car-buying process and allow consumers to view and compare new, certified, and pre-owned vehicles. Along with our dealership websites, these sites provide consumers a simple way to view extensive vehicle information, including photos, prices, promotions, videos, and third-party vehicle history reports for pre-owned vehicles, schedule service appointments online 24/7, and use our digital tools to customize their vehicle purchase. These websites also support our “Sell Us Your Car” initiative, offered in the U.S. and U.K., which allows customers to sell their vehicles to us without a requirement to purchase a vehicle.
ESG Highlights

As a leading international, diversified transportation services company, we recognize it is our responsibility to ensure we manage our environmental impact and promote economic opportunity and social equity in the communities where we operate around the world. We recognize we are accountable to key stakeholders and the communities in which we do business. We are committed to responsible business practices, continuous improvement of our operations and strengthening relationships with our stakeholders. We focus our Environmental, Social, and Governance (ESG) efforts where we can have the most positive impact on our business and society, including issues related to:

■Community Participation
■Environmental Sustainability
■Human Capital

This important work is driven by our core values and ensures that we enrich our communities, minimize our environmental impact, protect the health and safety of our team members and customers, and provide a diverse and inclusive workplace – all while creating value for our stakeholders. The most important investments we make are in our people. Everything we aspire to be as a company builds on our ability to come together as one team. We provide our team members a supportive work environment that empowers them to do meaningful work while fulfilling their passions and balancing work goals with life goals.

We are pleased to have published our 2022 ESG Report last fall which highlights our ESG strategies, activities, progress, metrics, and performance for 2021, which is available on our website under the tab "ESG". The report aligns with the Sustainability Accounting Standards Board (SASB) Multiline & Specialty Distributors sector standard and includes additional disclosures responsive to the framework established by the Task Force on Climate-Related Financial Disclosures. We are committed to regular, transparent communication of our progress and look forward to bringing our stakeholders along with us on this journey.

We encourage you to review our 2022 ESG Report, which includes additional detail in regard to certain of our key efforts highlighted below.

Community Participation. We believe community participation and charitable giving enrich the neighborhoods where we work, live, and play. We are proud of these efforts and we encourage participation by all dealerships and employees, including through our commitment to the Paralyzed Veterans of America ("PVA"). Since 2015, our dealerships have supported the PVA, an organization working to ensure paralyzed and disabled veterans receive the care, benefits, and job opportunities they deserve. Each year, we match certain donations from our customers and team members to the PVA and have contributed more than $8.5 million to the group. As a company with a presence spanning four continents, we are able to make positive impacts well beyond the borders of the communities where our dealerships are located. After the outbreak of the war in Ukraine, we and our affiliate Penske Transportation Solutions made a $1 million contribution to World Central Kitchen, an organization working to supply meals to those in need at the front lines of humanitarian, climate, and community crises. We encouraged team members to also donate to this cause, raising over $150,000 from employees of both Penske Automotive and PTS.

Environmental Sustainability — Electric Vehicles. Our dealerships sell and service vehicles that are engineered and manufactured by over 35 of the world's automotive OEMs, including hybrid, plug-in hybrid, and pure electric vehicles (“EVs”). EVs can reduce the emissions that contribute to climate change and smog, improve public health, and reduce ecological damage.

We are committed to encouraging the sale and use of EVs and, as part of that commitment, are actively placing charging stations across our network to facilitate a reliable infrastructure for their use. We estimate that approximately 23.4% of our new vehicles sold in the U.S. and U.K. for 2022 were either pure electric or hybrid electric vehicles.

Managing our Energy Use and Reducing Waste. We are committed to monitoring and managing our energy use and the environmental impacts of our business. We recognize our responsibility to advocate for a cleaner environment through self-awareness, leveraging our global partnerships, promoting cleaner driving vehicles through our dealerships, and reducing pollution and waste. We have deployed several strategies for reducing or optimizing our energy use, such as installing LED lighting, occupancy sensors, energy-efficient glass, and high-efficiency heating, ventilation, and air conditioning (HVAC) systems.

We are committed to reducing the environmental impact of waste produced at our facilities. We deploy several strategies to ensure the efficient use of resources and responsible disposal of waste, including hazardous waste, and use third parties to manage, collect and process recycling for many of the materials that go through our service departments. Other strategies to reduce pollution and waste include recycling worn-out tires collected from participating U.S. retail dealerships and eliminating the use of paper for internal communications and customer documentation.

Human Capital — Diversity, Equity, and Inclusion. We believe that our employees are our greatest asset. We understand that exceptional customer service can only be consistently delivered by attracting, motivating, training, and retaining the very best team members. With this in mind, we put our employees at the heart of everything that we do by developing their talent and enabling them to build long-term careers. We are committed to building a diverse and skilled workforce while providing a work environment that promotes equity and is free from any form of prohibited discrimination.
Retail Automotive Dealership Operations
Retail Automotive Franchises. We routinely acquire and dispose of retail automotive franchises. The following table exhibits our retail automotive franchises by location and manufacturer as of December 31, 2022:

Location	Franchises	Franchises	U.S.	Non-U.S.	Total
Arizona	26	BMW/MINI	25	54	79
Arkansas	4	Toyota/Lexus	24	—	24
California	30	Mercedes-Benz/Sprinter/smart	18	31	49
Connecticut	9	Audi/Volkswagen/Bentley	17	38	55
Florida	3	Chrysler/Jeep/Dodge	3	—	3
Georgia	4	Honda/Acura	19	—	19
Indiana	4	Ferrari/Maserati	2	13	15
Maryland	2	Porsche	9	11	20
Michigan	1	Jaguar/Land Rover	14	18	32
Minnesota	2	Lamborghini	1	5	6
New Jersey	24	Nissan/Infiniti	3	—	3
North Carolina	2	Cadillac/Chevrolet	4	—	4
Ohio	7	Others	12	17	29
Puerto Rico	4	Total	151	187	338
Rhode Island	8
Tennessee	1
Texas	11
Virginia	7
Wisconsin	2
Total U.S.	151
U.K.	135
Germany	21
Italy	21
Japan	10
Total Non-U.S.	187
Total Worldwide	338

Retail Automotive CarShop Used Vehicle Dealerships. The following table exhibits the CarShop used vehicle dealerships we currently operate by geographic location as of December 31, 2022:

Location	Number of Dealerships
U.S.
Arizona	1
Pennsylvania	5
New Jersey	2
Total U.S.	8
U.K.	13
Total	21
New Vehicle Retail Sales. In 2022, we retailed 185,831 new vehicles which generated 42.4% of our retail automotive dealership revenue and 30.2% of our retail automotive dealership gross profit. New vehicles are typically acquired by dealerships directly from the manufacturer. We strive to maintain outstanding relationships with the automotive manufacturers based in part on our long-term presence in the retail automotive market, our commitment to providing premium facilities, our commitment to drive customer satisfaction, the reputation of our management team, and the consistent sales volume at our dealerships. Our dealerships finance the purchase of most new vehicles from the manufacturers through floor plan financing provided primarily by various manufacturers' captive finance companies.
Used Vehicle Retail Sales. In 2022, we retailed 261,739 used vehicles, including 71,242 from our CarShop used vehicle dealerships, which generated 38.0% of our retail automotive dealership revenue and 13.2% of our retail automotive dealership gross profit. We acquire used vehicles from various sources, including trade-ins from consumers in connection with their purchase of a new or used vehicle from us, purchases of used vehicles directly from consumers, lease expirations, public auctions, and auctions open only to authorized new vehicle dealers. To improve customer confidence in our used vehicle inventory, we provide vehicle history reports for all used vehicles, and virtually all of our franchised new vehicle dealerships participate in manufacturer certification processes for used vehicles. If certification is obtained, the used vehicle owner is typically provided benefits and warranties similar to those offered to new vehicle owners by the applicable manufacturer.
Vehicle Finance and Insurance Sales. Finance and insurance sales represented 3.6% of our retail automotive dealership revenue and 20.6% of our retail automotive dealership gross profit in 2022. At our customers' option, our dealerships can arrange third-party financing or leasing in connection with vehicle purchases. We typically receive a flat fee or a portion of the cost of the financing or leasing paid by the customer for each transaction. While these services are generally non-recourse to us, we are subject to chargebacks in certain circumstances, such as default under a financing arrangement or pre-payment. These chargebacks vary by finance product but typically are limited to the fee we receive.
We also offer our customers various vehicle warranty and extended protection products, including extended service contracts, maintenance programs, voluntary vehicle protection products, and theft protection products. The extended service contracts and other products that our dealerships currently offer to customers are underwritten by independent third parties, including the vehicle manufacturers' captive finance companies. Similar to finance transactions, we are subject to chargebacks relating to fees earned in connection with the sale of certain protection products. We also offer for sale other aftermarket products, including security systems and protective coatings.
We offer finance and insurance products using a “menu” process, which is designed to ensure that we offer our customers a complete range of finance, insurance, protection, and other aftermarket products in a transparent manner. We utilize docuPAD® at our U.S. dealerships, an interactive electronic interface designed to improve document processing and menu presentation of finance and insurance options during the purchase or lease transaction.
Service and Parts Sales. Service and parts sales represented 10.2% of our retail automotive dealership revenue and 34.9% of our retail automotive dealership gross profit in 2022. We generate service and parts sales in connection with warranty work performed at each of our franchised dealerships and non-warranty work. We believe our service and parts revenues benefit from the increasingly complex technology used in vehicles that makes it difficult for independent repair facilities or vehicle owners to maintain and repair today's automobiles.
A goal of each of our dealerships is to make each vehicle purchaser a customer of our service and parts department. Our dealerships keep records of our customers' maintenance and service histories, and many dealerships send reminders to customers when vehicles are due for periodic maintenance or service. We also offer rapid repair services, such as paintless dent repair, tire sales, and windshield replacement at most of our facilities in order to offer our customers the convenience of one-stop shopping for all of their automotive requirements. We also operate 33 automotive collision repair centers, each of which is operated as an integral part of our dealership operations.
Fleet and Wholesale Sales. Fleet and wholesale sales represented 5.8% of our retail automotive dealership revenue and 1.1% of our retail automotive dealership gross profit in 2022. Fleet activities represent the sale of new units to customers that are deemed to not be retail customers, such as cities, municipalities, or rental car companies and are generally sold at contracted amounts. Wholesale activities relate to the sale of used vehicles generally to other dealers and occur at auction. Vehicles sold through this channel generally include units acquired by trade-in that do not meet certain standards or aged units. In the U.K., we offer used vehicles to wholesalers and other dealers via a proprietary online auction.
Retail Commercial Truck Dealership Operations
Premier Truck Group (“PTG”) is a heavy- and medium-duty truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands) with 39 locations across nine U.S. states and in Ontario, Canada. PTG dealerships provide a similar suite of services as our automotive dealerships, offering new trucks and a large selection of used trucks for sale, a full range of parts, maintenance and repair services, collision centers, and finance and insurance options by facilitating truck and trailer financing and leasing, extended maintenance plans, physical damage insurance, voluntary vehicle protection products, roadside relief, and other programs.
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
The collision centers at PTG are full-service, heavy-duty paint and collision repair facilities with certified professionals that can handle everything from light cosmetic issues to complete vehicle reconstruction, including mechanical engine repairs. PTG also carries an extensive inventory of parts for the new and used trucks they sell and service. The service and parts business of our PTG commercial truck dealerships represents approximately 65% of our retail commercial truck dealership gross profit.
Commercial Vehicle Distribution and Other Operations
Penske Australia. Penske Australia is the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy- and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand, and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU (a Rolls-Royce solution), Detroit Diesel, Allison Transmission, and Bergen Engines. Penske Australia offers products across the on- and off-highway markets, including in the trucking, mining, power generation, defense, marine, rail, and construction sectors and supports full parts and aftersales service through a network of branches, field service locations, and dealers across the region.
Penske Australia distributes commercial vehicles and parts for Western Star, MAN, and Dennis Eagle to a network which comprises on average of more than 70 dealership locations across Australia, New Zealand, and portions of the Pacific. Of these dealership locations, ten are company-owned retail commercial vehicle and/or service and parts dealerships in Australia and three are company-owned retail commercial vehicle dealerships in New Zealand. Our dealership in Brisbane, Australia is the largest retailer of Western Star Trucks in Australia by volume, and our dealership in Perth, Australia is the largest retailer of MAN Trucks in Australia by volume. We finance our purchases of these vehicles under floor plan agreements with a local Daimler affiliate and a local Volkswagen affiliate with terms similar to our other floor plan agreements.
Western Star trucks are manufactured by Daimler Trucks North America in Portland, Oregon. These technologically advanced, custom-built vehicles are ordered by customers to meet their particular needs for line haul, long distance road train, mining, logging, and other heavy-duty applications. We are also the exclusive importer of MAN trucks and buses. MAN Truck and Bus, a VW Group company, is a leading producer of medium- and heavy-duty trucks as well as city and coach buses. These cab-forward, fuel efficient vehicles are principally produced in several sites in Germany and are ordered by customers for line haul, local distribution, mining, and other off-road applications. Dennis Eagle refuse collection vehicles are manufactured by Ros Roca in Warwick, England. These brands represented 3.8% of heavy-duty truck units sold in Australia and 3.2% in New Zealand during 2022.
We also distribute diesel gas engines and power systems to over 100 dealer locations that are strategically located throughout Australia, New Zealand, and portions of the Pacific. Most of the dealers represent the Detroit Diesel brand, with the majority aligned to Western Star and/or Freightliner truck manufacturers. The remaining dealers represent the MTU and Allison Transmission brands. The “off-highway” business principally includes the sale and servicing of power systems directly to customers in the commercial, defense, mining, maritime, and power generation sectors from 20 facilities we operate across Australia and New Zealand. We also utilize mobile remote field service units to travel directly to customer premises.
Penske Transportation Solutions
We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”). Penske Transportation Solutions (“PTS”) is the universal brand name for PTL's various business lines through which it is capable of meeting customers' needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental, and contract maintenance along with logistic services, such as dedicated contract carriage, distribution center management, transportation management, lead logistics provider services, and dry van truckload carrier services. PTS has a highly diversified customer base ranging from multi-national corporations across industries, such as food and beverage, transportation, manufacturing, automotive, retail, and healthcare, with whom they have long-term contracts to individual consumers who rent a single truck on a daily basis.
PTS operates two principal businesses: (i) one of the leading full-service truck leasing, truck rental, and contract maintenance businesses in North America and (ii) an international logistics business in North America, South America, and Europe. PTS also operates a truck leasing and truck rental business in Australia through a joint venture with us.
Full-service truck leasing, truck rental, and contract maintenance. Full-service truck leasing, truck rental, and contract maintenance of commercial trucks, tractors, and trailers constitutes PTS' largest business. PTS manages a fleet of over 414,500 trucks, tractors, and trailers, consisting of over 271,300 vehicles owned by PTS and leased to customers under full-service lease or rental agreements and over 143,200 customer-owned and -operated vehicles for which they provided contract maintenance services. Lease terms under its full-service leases generally range from four to seven years for tractors and trucks and six to ten years for trailers. Its commercial and consumer rental fleet as of December 31, 2022, consisted of approximately 109,000 vehicles for use by its full-service truck leasing, small business, and consumer customers for periods generally ranging from less than a day to 12 months. Most of its leased vehicles are configured according to customer specifications, including custom painting and lettering, while its rental trucks bear Penske branding.
Commercial customers often outsource to PTS to reduce the complexity, cost, and total capital associated with vehicle ownership. Under a full-service lease, PTS provides and fully maintains the vehicle, which is generally configured for the customer. The services provided under full-service lease and contract maintenance agreements generally include preventive and regular maintenance, advanced diagnostics, emergency road service, fleet services, safety programs, and fuel services through PTS' network of company-operated facilities and a nationwide network of independent truck stops. In addition, PTS makes available to its full-service leasing and contract maintenance customers additional vehicles on a rental basis. PTS' commercial rental operations offer short-term availability of tractors, trucks, and trailers typically to accommodate seasonal, emergency, and other temporary needs. A significant portion of these rentals are to existing full-service leasing and contract maintenance customers who are seeking flexibility in their fleet management. PTS has established a network of approximately 850 locations to provide full-service truck leasing, truck rental, and contract maintenance services to customers. This network enables PTS to meet multi-location customer requirements. PTS' commercial rental business generated 24% of its revenue for 2022 and its full-service lease and contract maintenance business generated 43% of its revenue in 2022.
For consumer customers, PTS provides short-term rental of light- and medium-duty vehicles on a one-way and local basis, typically to transport household goods. Customers typically include local small businesses and individuals seeking a do-it-yourself solution to their moving needs. PTS' consumer fleet generally consists of late model vehicles ranging in size from small vans to 26-foot trucks, and its consumer rentals are conducted through approximately 1,930 independent rental agents and approximately 410 of its company-operated leasing and rental facilities. PTS' consumer business generated 5% of its revenue for 2022.
Logistics. PTS' logistics business offers an extensive variety of services, including dedicated contract carriage, distribution center management, freight management, lead logistics provider, and dry van truckload carrier services. PTS coordinates services for its customers across the supply chain, including inbound material flow, handling and packaging, inventory management, distribution and technologies, and sourcing of third-party carriers. These services are available individually or on a combined basis and often involve its associates performing services at the customer's location. By offering a scalable series of services to its customers, PTS can manage the customer's entire supply chain or any stand-alone service. PTS also utilizes specialized software that enables real-time fleet visibility and provides reporting metrics, giving customers detailed information on fuel economy and other critical supply chain costs. PTS' international logistics business has approximately 525 locations in North America, South America, and Europe. PTS' logistics business generated 28% of its revenue for 2022.
Industry Information
Retail Automotive. Approximately 58% of our retail automotive dealership revenues are generated in the U.S. and Puerto Rico, which in 2022 was one of the world's largest automotive retail markets as measured by units sold. In 2022, sales of new cars and light trucks were approximately 13.9 million units, a decrease of 7.9% from 2021, and were generated at approximately 16,700 franchised new-car dealerships. According to data from the National Automobile Dealers Association, dealership revenue is generally derived as follows: 49% from new vehicle sales, 40% from used vehicle sales, and 11% from service and parts sales. Dealerships also offer a wide range of higher-margin products and services, including extended service contracts, financing arrangements, and credit insurance. The National Automobile Dealers Association figures noted above include finance and insurance revenues within either new or used vehicle sales, as sales of these products are usually incremental to the sale of a vehicle.
In the U.S., the franchised automotive dealer industry is one of the largest retail business by revenue in a market of approximately $1.2 trillion. Publicly held automotive retail groups account for less than 10% of total industry revenue. Although significant consolidation has already taken place, the industry remains highly fragmented with more than 90% of the U.S. industry's market share remaining in the hands of smaller regional and independent dealers. Our other markets are similarly fragmented. We believe that further consolidation in these markets is probable due to the significant capital requirements of maintaining manufacturer facility standards and the limited number of viable alternative exit strategies for dealership owners.
Our international automotive retail dealerships operate in the U.K., the European Union, and Japan. In the U.K., new vehicle registrations in 2022 totaled 1.61 million, which decreased 2.0% from 1.65 million new vehicle registrations in 2021. Our European Union markets consist of Germany, Italy, and Spain, which represented the first, third, and fourth largest automotive retail markets, respectively, in the European Union in 2022 and accounted for approximately 52% of the total vehicle sales in the European Union markets. Unit sales of automobiles in the European Union were approximately 9.3 million in 2022, a 4.6% decrease compared to 2021. In Germany, Italy, and Spain, new car sales were approximately 2.7 million, 1.3 million, and 0.8 million units, respectively, in 2022.
In October 2021, we purchased the remaining 51% interest in the Nicole Group, our former retail automotive joint venture in the greater Tokyo area of Japan representing BMW, MINI, Rolls-Royce, Ferrari, and ALPINA, which resulted in ten dealerships being consolidated in our financial statements beginning in the fourth quarter of 2021. Unit sales in Japan were approximately 4.2 million in 2022.
As of December 31, 2022, we also operated 21 CarShop used vehicle dealerships in the U.S. and the U.K. Used vehicle sales are even more fragmented than new vehicle sales and are generated by new car dealerships, used vehicle dealerships, individual small lot sellers, as well as individual to individual sales. In 2022, used vehicle sales were approximately 36.2 million units in the U.S. according to data from Cox Automotive and approximately 6.9 million units in the U.K. according to data from the Society of Motor Manufacturers and Traders ("SMMT").
Dealership. Generally, new vehicle unit sales are cyclical, and historically, fluctuations have been influenced by factors such as manufacturer incentives, interest rates, fuel prices, unemployment, inflation, weather, the level of personal discretionary spending, credit availability, consumer confidence, and other general economic factors. However, from a profitability perspective, automotive and truck retailers have historically been less vulnerable than manufacturers and parts suppliers to declines in new vehicle sales. We believe this is due to the retailers' more flexible expense structure (a significant portion of the retail industry's costs are variable) and their diversified revenue streams, such as used vehicle sales and service and parts sales. In addition, manufacturers may offer various dealer incentives when sales are slow, which further increases the volatility in profitability for manufacturers and may help to decrease volatility for franchised automotive retailers.
Retail Commercial Truck Dealership. In 2022, North American sales of Class 6-8 medium- and heavy-duty trucks, the principal vehicles sold by our PTG business, increased 12.1% from last year to 448,723 units and were generated at approximately 2,200 new-truck dealerships. The Class 6-7 medium-duty truck market increased 7.4% from last year to 139,108 units, and Class 8 heavy-duty trucks, the largest North American market, increased 14.4% from last year to 309,615 units. In this market, our principal brands, Freightliner and Western Star, represent approximately 39.8% of that market.
Commercial Vehicle Distribution and Other. Our commercial vehicle distribution and other business operates principally in Australia and New Zealand. In 2022, heavy-duty truck sales in Australia and New Zealand combined were 18,553 units, representing an increase of 15.1% from 2021.
Penske Transportation Solutions. PTS participates broadly in the global supply chain, estimated at $10.4 trillion annually, and particularly, in the U.S. supply chain, estimated at $1.8 trillion annually. Only 18.6% of the total U.S. supply chain function is outsourced to third parties, such as PTS. We estimate, based on R. L. Polk registration data, that there are approximately 8.1 million commercial trucks operating in the United States, of which up to 4.1 million could be potential opportunities for PTS' full-service leasing and contract maintenance offerings.
Business Description
Information Technology, Data Security, Cybersecurity, and Customer Privacy
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
We are committed to respecting the privacy rights of our customers and all visitors to our website properties. We take data privacy seriously and have instituted clear and comprehensive policies and procedures to ensure that our customers' privacy rights are safeguarded. Each of our dealerships have a thorough privacy policy readily available on their individual website. We also comply with increasingly rigorous state and federal privacy laws. We utilize customer relationship management systems that assist us in identifying customer opportunities and responding to customer inquiries. We utilize compliance systems that support our ability to comply with our regulatory obligations. These systems assist us in maintaining the privacy of the information we receive from customers that we collect, process, and retain in the normal course of our business. We have adopted rigorous customer information safeguard programs and “red flag” policies to assist us in maintaining customer privacy.
As part of our business model, we receive sensitive information regarding customers, employees, associates, and vendors from various online and offline channels. Our internal and third-party systems are under a heightened level of risk from cyber criminals or other individuals with malicious intent to gain unauthorized access to our systems and exploit the information, including sensitive personal information, that we gather. Cyber-attacks, often including ransomware, continue to grow in number and sophistication thus presenting an ongoing threat to our systems, whether internal or external, used to operate the business on a day-to-day basis.

We have implemented certain policies and procedures to promote cybersecurity risk management and strategy and enhance mitigation efforts against cyber-attacks and similar threats. Among other things, we have a designated Chief Information Officer, reporting to our President, who is charged with implementing and overseeing a comprehensive written Information Security Program. In connection with the Information Security Program, the Company at least annually performs cybersecurity risk assessments to analyze the materiality of identified risks, the likelihood of such risks materializing, and the scope and intensity of adverse impacts if such risks result in the compromise of our information systems or sensitive information stored by us or on our behalf. Our Information Security Program includes certain proactive measures to manage cybersecurity risks and threats, including mandatory annual security awareness training for all personnel with enhanced training for designated information security personnel; enterprise-wide phishing simulations and security assessments; a written incident response plan in the event of qualifying cyber incidents; a business continuity and recovery plan in the event of a cybersecurity incident; the implementation of targeted access controls, including multi-factor authentication, with respect to sensitive information and various other measures.
In order to secure our systems that store or transmit electronic information, we have implemented multi-layered preventive controls, such as web and cloud application firewalls, which use aggregated intelligence to proactively detect and block an overwhelming majority of attacks, and as a risk mitigation strategy, maintain certain decentralized information systems in an effort to limit the impact of a cyber event from spreading throughout our global IT infrastructure. We identify vulnerabilities in our information systems through proactive scanning of system assets for known vulnerabilities published by the National Institute of Standards and Technology (NIST). Our outsourced managed security source operates continually, identifying threats and vulnerabilities. Additionally, we proactively manage vulnerabilities from major software publishers through a global patching program. Our information security policy is aligned with the NIST, Control Objectives for Information and Related Technology (COBIT), and the Center for Internet Security as it relates to procedures, processes, training, and awareness and critical technology controls. We also purchase insurance to mitigate the potential financial impact of certain risks associated with cyber-attacks.
Moreover, we employ dedicated and third-party resources to monitor and protect critical assets from cyber-attacks and to enhance components of the Information Security Program, including to assist us with penetration and vulnerability testing and to conduct an annual security assessment. Given that cybersecurity incidents increasingly pertain to third party service providers, the Company periodically audits and reviews certain information security practices of critical vendors in possession of sensitive information and in the ordinary course of business, seeks contractual obligations from certain third-party service providers to meet certain information security standards and to notify and cooperate with the Company in the event of qualifying data incidents. Our Chief Information Officer reviews with senior management at least quarterly the status of our Information Security Program, identified threats to our data security, and cyber incidents relevant to our operations and reviews these matters with our Board of Directors and/or Audit Committee at least annually, or more frequently when appropriate.

Despite these measures, our facilities, systems, associates, and those of our third-party service providers are vulnerable to cyber-attacks, security breaches, social engineering, malicious software, or other events. Many companies have disclosed security breaches involving sophisticated cyber-attacks and/or ransomware that were not recognized or detected until after such retailers had been affected, notwithstanding the preventive measures such companies had in place. We have been notified by several vendors of attacks or potential attacks, some of which included the potential or actual loss of customer data, and we receive assurances that the affected parties are properly notified. Any security breach or event resulting in the unauthorized disclosure of confidential information or degradation of services provided by critical business systems, whether by us directly or our third-party service providers, could adversely affect our business operations, sales, reputation with current and potential customers, associates, or vendors as well as other operational and financial impacts derived from investigations, litigation, the imposition of penalties, or other means. In addition, our failure to respond quickly and appropriately to such a security breach could exacerbate the consequences of the breach.
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
Our marketing strategy reflects a data-driven approach that combines key metrics and trends from industry and consumer studies, our customer relationship management systems, and performance data from our businesses. This approach emphasizes objectivity and transparency in our marketing efforts, allows us to create customer-focused solutions, and enables us to measure and gauge our success. Our tools quickly deliver personalized content across all channels, enabling us to confidently develop more proactive strategies that meet and surpass their needs.
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
Our marketing strategy places a strong emphasis on digital marketing with a goal of attracting more prospects, converting more leads, and closing more sales. By focusing on social media, video, search engine marketing, email marketing, online advertising, search engine optimization, automation, personalization, branding, and content, we optimize our digital presence across all avenues of engagement to ensure a seamless customer experience at every touchpoint.
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
Retail Commercial Truck Dealership and Commercial Vehicle Distribution and Other. We market commercial trucks in the U.S. and Canada and commercial vehicles and other products in Australia and New Zealand, principally through a network of dealership and service locations supported by corporate level marketing efforts. Our digital marketing leverages manufacturer websites supplemented by brand specific websites to promote our brands and services. We also employ local sponsorships to generate brand awareness in our markets and market to customers at various trade shows and other industry events.
Agreements with Vehicle and Equipment Manufacturers
We operate our franchised new vehicle dealerships under separate franchise agreements with the manufacturers or distributors of each brand of vehicle sold at that dealership. These franchise agreements are typical throughout the industry and may contain provisions and standards governing almost every aspect of the dealership including ownership, management, personnel, training, maintenance of a minimum of working capital, net worth requirements, maintenance of minimum lines of credit, advertising and marketing activities, facilities, signs, products and services, maintenance of minimum amounts of insurance, achievement of minimum customer service standards, and monthly financial reporting. In addition, the General Manager and/or the owner of a dealership typically cannot be changed without the manufacturer's consent. In exchange for complying with these provisions and standards, we are granted the non-exclusive right to sell the manufacturer's or distributor's brand of vehicles and related parts and warranty services at our dealerships. The agreements also grant us a non-exclusive license to use each manufacturer's trademarks, service marks, and designs in connection with our sales and service of its brand at our dealership.
Many of these franchise agreements also grant the manufacturer or distributor a security interest in the vehicles and/or parts sold by them to the dealership as well as other dealership assets and permit them to terminate or not renew the agreement for a variety of causes, including failure to adequately operate the dealership, insolvency or bankruptcy, impairment of the dealer's reputation or financial standing, changes in the dealership's management, owners, or location without consent, sales of the dealership's assets without consent, failure to maintain adequate working capital or floor plan financing, changes in the dealership's financial or other condition, failure to submit required information to them on a timely basis, failure to have any permit or license necessary to operate the dealership, and material breaches of other provisions of the agreement. In the U.S., these termination rights are subject to state franchise laws that limit a manufacturer's right to terminate a franchise. In the U.K., we operate without such local franchise law protection (see “Regulation” below).
In the U.S., some of our franchise agreements, including those with BMW, Honda, and Toyota, expire after a specified period of time ranging from one to six years. Manufacturers have not historically terminated our franchise agreements, and our franchise agreements with fixed terms have typically been renewed. We currently expect the manufacturers to renew all of our U.S. franchise agreements as they expire. In the U.K., many of our agreements have two-year rolling terms. Our franchise agreement with BMW, our largest U.K. manufacturer, contains a five-year fixed term through October 2023. Similar to the U.S., the manufacturers in the U.K. have not historically terminated our franchise agreements, and our franchise agreements with fixed terms have typically been renewed.
Some of our key automotive manufacturer partners have announced plans to explore an agency model of selling new vehicles in the U.K. and other European countries, and Mercedes-Benz U.K. transitioned each of its U.K. dealers to an agency model beginning January 1, 2023. Under an agency model, our dealerships receive a fee for facilitating the sale by the manufacturer of a new vehicle but do not hold the vehicle in inventory. We will continue to provide new vehicle customer service at our dealerships. The Mercedes-Benz U.K. agency model is not expected to structurally change our used vehicle sales operations or service and parts operations, although the impact of the agency model implemented by Mercedes-Benz U.K. as well as other agency models proposed by our manufacturer partners is uncertain. The agency model will reduce reported revenues (as only the fee we receive, and not the price of the vehicle, will be reported as revenue), reduce selling, general, and administrative ("SG&A") expenses, and reduce floor plan interest expense, although the other impacts to our results of operations remain uncertain. We believe transition to an agency model in the U.S. would be difficult for our automotive manufacturer partners in light of U.S. franchise laws. See Item 1. Business, "Regulations" and Item 1A. Risk Factors, "Agency" and "Regulatory Issues."
In addition, we are subject to certain framework agreements with U.S. manufacturers that allow us as a multi-point, public company to own and operate multiple franchises in exchange for us agreeing, among other things, to limit the total number of dealerships of that brand that we may own in a particular geographic area and in some cases, limit the total number of their vehicles that we may sell as a percentage of a particular manufacturer's overall sales. Manufacturers may also limit the ownership of stores in contiguous markets. Certain of our franchise agreements have similar limits. We have reached certain geographical limitations with the Lexus brand nationally in the U.S. and certain other manufacturers in the U.S. and U.K. in specific local markets. Where these limits are reached, we cannot acquire additional franchises of those brands in the relevant market unless we can negotiate modifications to the agreements. We may not be able to negotiate any such modifications.
These framework agreements typically provide the manufacturer or distributor the right in some circumstances (including upon a merger, sale, change of control of the Company, or in some cases a material change in our business or capital structure) to acquire the dealerships from us at fair market value or other predetermined values, including upon the acquisition of 20% or more of our voting stock by a person, entity, group, or another manufacturer (subject to certain exceptions), an extraordinary corporate transaction (such as a merger, reorganization, or sale of a material amount of assets), or a change of control of our board of directors.
With respect to our commercial vehicle distribution and other operations in Australia and New Zealand, we are party to distributor agreements with each manufacturer of products we distribute pursuant to which we are the distributor of these products in those countries and nearby markets. The agreements govern all aspects of our distribution rights, including sales and service activities, service and warranty terms, use of intellectual property, promotion and advertising provisions, pricing and payment terms, and indemnification requirements. The agreement with Western Star expires in 2031, the agreement with MTU expires in 2029, and the agreement with Detroit Diesel expires in 2031. We also are party to shipping agreements with respect to importing those products. For each of our non-company owned dealers, we have signed a franchise agreement with terms that set forth the dealer's obligations with respect to the sales and servicing of commercial vehicles and associated parts.
Competition
Dealerships. We believe that the principal factors consumers consider when determining where to purchase a vehicle are vehicle pricing (including manufacturer rebates and other special offers), marketing campaigns conducted by manufacturers, the ability of dealerships to offer a wide selection of the most popular vehicles, offering a multi-channel experience to customers so they may purchase a vehicle on site or remotely, the location of dealerships, and the quality of the customer experience. Other factors include customer preference for particular brands of vehicles and warranties. We believe that our dealerships are competitive in all of these areas.
The automotive and truck retail industry is currently served by franchised dealerships, automotive manufacturers that sell direct to consumers, independent used vehicle dealerships, and individual consumers who sell used vehicles in private transactions. For new vehicle sales, we compete primarily with automotive manufacturers that sell direct to consumers and other franchised dealers in each of our marketing areas, relying on our premium facilities, superior customer service, advertising and merchandising, management experience, sales expertise, reputation, and the location of our dealerships to attract and retain customers. Each of our markets may include a number of well-capitalized competitors, including in certain instances dealerships owned by manufacturers and national and regional retail chains. In our retail commercial truck dealership operations, we compete with other manufacturers and retailers of medium- and heavy-duty trucks, such as Ford, International Kenworth, Mack, Peterbilt, and Volvo. We also compete with dealers that sell the same brands of new vehicles that we sell and with dealers that sell other brands of new vehicles that we do not represent in a particular market. Our new vehicle dealership competitors have franchise agreements which give them access to new vehicles on the same terms as us. Automotive dealers also face competition in the sale of new vehicles from purchasing services, warehouse clubs, and electric vehicle manufacturers that sell directly to consumers. With respect to arranging financing for our customers' vehicle purchases, we compete with a broad range of financial institutions, such as banks and local credit unions.
For used vehicle sales, we compete in a highly fragmented market which sells approximately 36.2 million units in the U.S. and approximately 6.9 million units in the U.K. annually through other franchised dealers, independent used vehicle dealers, automobile rental agencies, purchasing services, private parties, online retailers, and used vehicle “superstores” for the procurement and resale of used vehicles.
We compete with other franchised dealers to perform warranty repairs and with other dealers, franchised and non-franchised service center chains, and independent garages for non-warranty repair and routine maintenance business. We compete with other dealers, franchised and independent aftermarket repair shops, and parts retailers in our parts operations. We believe that the principal factors consumers consider when determining where to purchase vehicle parts and service are price, the use of factory-approved replacement parts, facility location, the familiarity with a manufacturer's brands, and the quality of customer service. A number of regional or national chains offer selected parts and services at prices that may be lower than our prices.
We believe the majority of consumers are utilizing the Internet and other digital media in connection with the purchase of new and used vehicles. Accordingly, we face increased competition from online vehicle websites, including those developed by manufacturers and other dealership groups.
Commercial Vehicle Distribution and Other. With respect to our commercial vehicle distribution and other operations in Australia and New Zealand, we compete with manufacturers, distributors, and retailers of other vehicles and products in our markets.
PTS. As an alternative to using PTS' full-service truck leasing or contract maintenance services, we believe that most potential customers perform some or all of these services themselves. They may also purchase similar or alternative services from other third-party vendors. Its full-service truck leasing operations compete with companies providing similar services on a national, regional, and local level. Many regional and local competitors provide services on a national level through their participation in various cooperative programs. Competitive factors include price, maintenance, service, and geographic coverage. PTS competes with finance lessors, truck and trailer manufacturers, and independent dealers, each of which provides full-service lease products, finance leases, extended warranty maintenance, rental, and other transportation services. Its contract maintenance offering competes primarily with truck and trailer manufacturers and independent dealers who provide maintenance services.
PTS' commercial and consumer rental operations compete with several other nationwide vehicle rental systems, a large number of vehicle leasing, and rental companies with multiple branches operating on a regional basis and many similar companies operating primarily on a local basis. Because a significant portion of its consumer rentals are used for moving and relocation, PTS competes with local and national moving and storage companies as well as alternatives such as portable container-based transportation and storage. In its commercial and consumer rental operations, it competes primarily on the basis of equipment availability, geographic location, and customer service.
PTS' logistics business competes with other dedicated logistics providers, freight management businesses, freight brokers, warehouse providers, and truckload carriers on a national, regional, and local level as well as with the internal supply chain functions of prospective customers who rely on their own resources for logistics management. Competitive factors include price, efficient logistical design offerings, equipment, maintenance, service, technology, geographic coverage, and driver and operations expertise. PTS seeks to combine its logistics services with its existing full-service truck leasing and truck rental business to create an integrated transportation solution for its customers.
Human Capital
We believe that our Human Capital is our greatest asset. We understand that exceptional customer service can only be consistently delivered by attracting, motivating, training, and retaining the very best team members. We are committed to building a diverse and skilled workforce and strive to provide a work environment that promotes equity and is free from any form of discrimination. With this in mind, we put our employees at the heart of everything that we do by developing their talent and enabling them to build long term careers.
As of December 31, 2022, we employed over 26,500 people, an increase of 7.4% from December 31, 2021. Approximately 642 of our employees were covered by collective bargaining agreements with labor unions, and we believe our relations with our employees, including those represented by collective bargaining agreements, are generally good. We believe our inclusive culture enhances our ability to attract and retain the most talented leadership and workforce, thereby enabling us to better serve and broaden our customer base.
We maintain a culture grounded in safety and endeavor to eliminate workplace incidents, risks, and hazards. We have partnered with environmental and safety consulting firms to assist in compliance with specific local and federal laws and regulations relating to environmental and safety issues and to promote best safety practices. Audits are regularly performed to assure and maintain compliance.
We believe our employee turnover of approximately 21% is below our industry's average. We seek to motivate our key managers and salespersons through, among other things, variable compensation programs tied principally to local profitability and customer satisfaction. We also annually survey our employees to gauge their satisfaction and address any resulting concerns. Due to our reliance on vehicle manufacturers, we may be adversely affected by labor strikes or work stoppages at the manufacturers' facilities.

Regulation
We operate in a highly regulated industry and a number of regulations affect the marketing, selling, financing, servicing, and distribution of vehicles. Under the laws of the jurisdictions in which we currently operate, we typically must obtain a license in order to establish, operate, relocate a dealership, or operate a repair facility. These laws also regulate our conduct of business, including our advertising, operating, financing, employment, distribution, and sales practices. Other laws and regulations include franchise laws and regulations, environmental laws and regulations (see “Environmental Matters” below), laws and regulations applicable to new and used motor vehicle dealers as well as customer and employee privacy, identity theft prevention, wage-hour, anti-discrimination, and other employment practices laws. With respect to online sales, many laws and regulations applicable to our business were adopted prior to the introduction of the Internet, certain digital technologies, and e-commerce, generally. As a result, we are tasked with maintaining compliance in an uncertain regulatory environment. See Item 1A. Risk Factors, "Regulatory Issues".

Our financing activities with customers are subject to truth-in-lending, consumer leasing, equal credit opportunity, and similar regulations as well as motor vehicle finance laws, installment finance laws, insurance laws, usury laws, and other installment sales laws. Some jurisdictions regulate finance fees that may be paid as a result of vehicle sales. In recent years, private plaintiffs, state attorneys general, and federal agencies in the U.S. have increased their scrutiny of advertising, sales, and finance and insurance activities in the sale and leasing of motor vehicles. Moreover, in 2022, the Federal Trade Commission proposed new regulations for automotive dealers that would change industry-accepted practices with regard to sales and advertising, require an extensive series of oral and written disclosures to consumers in regard to the sale price of vehicles, credit terms, and voluntary protection products, mandate the posting of certain pricing and other information on dealer websites, and impose burdensome recordkeeping requirements which, if implemented as proposed, may lead to additional transaction times for the sale of vehicles, complicate the transaction process, decrease customer satisfaction, and enhance compliance cost and risk, among other effects. See Item 1A. Risk Factors, "Regulatory Issues."
In the U.S., we benefit from the protection of numerous state franchise laws that generally provide that a manufacturer or distributor may not terminate or refuse to renew a franchise agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or non-renewal. Some state franchise laws allow dealers to file protests or petitions or to attempt to comply with the manufacturer's criteria within the notice period to avoid the termination or non-renewal. Our international locations generally do not have these laws, and as a result, our international operations operate without these types of protections. See Item 1. Business, "Agreements with Vehicle and Equipment Manufacturers."
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

Many jurisdictions in which we operate have placed additional restrictions and limitations on activities that may affect the environment. U.S. vehicle manufacturers are subject to federally mandated corporate average fuel economy standards, which are expected to increase substantially through 2026. Furthermore, in response to concerns that emissions of carbon dioxide and certain other gases, referred to as “greenhouse gases,” may be contributing to warming of the Earth's atmosphere, climate change-related legislation and policy changes to restrict greenhouse gas emissions are being considered, or have been implemented, at state and federal levels. Officials of the States of Washington, California, Massachusetts, and New York have announced a ban on the sale of new vehicles with gasoline-only engines in cars in 2035. The California legislation requires 35% of all new vehicles sold to meet a zero emissions standard by 2026 (with certain allowances for hybrid gas/electric vehicles), which percentage requirement increases until 2035, after which 100% of new vehicles sold must comply. The European Parliament provisionally approved a law requiring most automakers to reduce the emissions of new cars sold by 55% in 2030 and achieve a zero carbon-emission standard by 2035, effectively banning the sale of new gasoline and diesel cars and vans by 2035. Representatives of the U.K. government have proposed a ban on the sale of gasoline engines in new cars and new vans that would take effect as early as 2030 and a ban on the sale of gasoline hybrid engines in new cars and new vans as early as 2035. Significant increases in fuel economy requirements and new restrictions on emissions on vehicles and fuels could adversely affect prices of and demand for the vehicles that we sell, which could materially adversely affect us. Moreover, while increasing consumer adoption of electric vehicles may present new service opportunities, including with respect to range maintenance and optimization, cooling protection, torque protection, battery replacement, and warranty on newly released models, our service revenues may decline over time as these electric vehicles may require less physical maintenance than gas and hybrid vehicles due to the absence of certain parts systems.
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
Available Information
For selected financial information concerning our various operating and geographic segments, see Note 17 to our consolidated financial statements included in Item 8 of this report. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website, www.penskeautomotive.com, under the tab “Investors” as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site that contains reports, proxy, and information statements and other information that issuers file with the SEC. The address of the SEC's website is www.sec.gov. We also make available on our website copies of materials regarding our corporate governance, policies, and practices, including our Corporate Governance Guidelines, our Code of Business Ethics, our 2022 ESG Report, and the charters relating to the committees of our Board of Directors. The content of any website referred to in this Form 10-K is not deemed incorporated by reference into this Form 10-K unless expressly noted. You may obtain a printed copy of any of the foregoing materials by sending a written request to Investor Relations, Penske Automotive Group, Inc., 2555 S. Telegraph Road, Bloomfield Hills, MI 48302 or by calling 248-648-2500. The information on or linked to our website is not part of this document. We plan to disclose changes to our Code of Business Ethics or waivers, if any, for our executive officers or directors on our website. We incorporated in the state of Delaware in 1990 and began dealership operations in October 1992.

Item 1A. Risk Factors
Our business, financial condition, results of operations, cash flows, prospects, and the prevailing market price and performance of our common stock may be affected by a number of factors, including the matters discussed below. Certain statements and information set forth herein as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “goal,” “plan,” “seek,” “project,” “continue,” “will,” “would,” and variations of such words and similar expressions are intended to identify such forward-looking statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made, and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events, or otherwise.
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
The material risks, uncertainties, and other factors that our stockholders and prospective investors should consider include the following:
Operational Risks
Macro-economic and geo-political conditions. Our performance is impacted by geo-political conditions such as the war in Ukraine and by general economic conditions overall and in particular by economic conditions in the markets in which we operate. These economic conditions include levels of new and used vehicle sales, availability of consumer credit, changes in consumer demand, consumer confidence levels, fuel prices, the rate of inflation, personal discretionary spending levels, interest rates, and unemployment rates. When the worldwide economy faltered early in 2020, we were adversely affected, and we expect a similar relationship between general economic and industry conditions and our performance in the future. Any geo-political developments that adversely affect the economies of our markets will also likely affect us. Moreover, geo-political conditions can affect the vehicle supply chain as has recently happened with the war in Ukraine. Certain vehicle manufacturers and suppliers are experiencing difficulty sourcing certain parts which is further exacerbating the supply chain difficulties resulting from the COVID-19 pandemic, demand for labor, and the shortage of microchips and other components.

Many of our market countries are experiencing a high rate of inflation. Inflation affects the price of vehicles, the price of parts, the rate of pay of our employees, the cost and availability of consumer credit, and consumer demand. Used vehicle prices in particular have experienced periods of a high rate of inflation during 2022, and continued high rates of inflation may adversely affect consumer demand and increase our costs, which may materially and adversely affect us. Similarly, periods of rapid deflation in vehicle prices may materially and adversely affect our ability to profitably sell the affected vehicles.
Adverse conditions affecting one or more significant automotive manufacturers or suppliers will affect us. Our success depends on the overall success of the automotive industry generally and in particular, on the success of the brands of vehicles that each of our dealerships sell. In 2022, revenue generated at our BMW/MINI, Audi/Volkswagen/Porsche/Bentley, Toyota/Lexus, and Mercedes-Benz/Sprinter/smart dealerships represented 26%, 21%, 14%, and 10%, respectively, of our total automotive dealership revenues. In addition, our retail commercial truck operations rely principally on Freightliner and Western Star trucks (both Daimler brands).
Significant adverse geo-political events, weather-related events, supply chain issues, or other events that interrupt vehicle or parts supply to our dealerships would likely have a significant and adverse impact on the industry as a whole, including us, particularly if the events impact any of the manufacturers whose franchises generate a significant percentage of our revenue.
COVID-19 and the war in Ukraine have impacted and may continue to impact the supply of vehicles or parts to the U.S. or U.K. markets, and our business could be materially adversely affected. The supply chain required to manufacture and supply parts for the vehicles we sell is highly complex and integrated. Any failure of that supply chain could materially and adversely affect us. Our new vehicle days' supply is 25 as of December 31, 2022, compared to 17 as of December 31,

2021, and 50 as of December 30, 2020. While we expect to continue to have normal levels of used vehicles for sale (our used vehicle days' supply is 53 as of December 31, 2022, compared to 60 as of December 31, 2021, and 48 as of December 31, 2020). The lower supply of new vehicles contributed to higher vehicle gross profit on new vehicles sold, which contributed to our higher overall profitability in 2022. While we expect increased new vehicle availability in 2023, continued production disruptions and supply shortages could result in suppressed new and used vehicle sales volumes which would impact the availability and affordability of new and used vehicles and may adversely affect us. When the supply of vehicles improves, we may experience reduced new and used vehicle gross profit together with higher sales volumes.
The success of our commercial vehicle distribution and other business is directly impacted by availability and demand for the vehicles and other products we distribute. We are the exclusive distributor of Western Star commercial trucks, MAN commercial trucks and buses, and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand, and portions of the Pacific. We are also the distributor of diesel and gas engines and power systems in these same markets. The profitability of these businesses depends upon the number of vehicles, engines, power systems, and parts we distribute, which in turn is impacted by demand for these products. We believe demand is subject to general economic conditions, exchange rate fluctuations, regulatory changes, competitiveness of the products, and other factors over which we have limited control. In the event sales of these products are less than we expect, our related results of operations and cash flows for this aspect of our business may be materially adversely affected. The products we distribute are principally manufactured at a limited number of locations. In the event of a supply disruption, sufficient quantities of the vehicles, engines, power systems, and parts are not made available to us, or if we accept these products and are unable to economically distribute them, our cash flows or results of operations may be materially adversely affected.
Australian economic conditions. Our commercial vehicle distribution and other operations in Australia and New Zealand may be impacted by local and regional economic conditions and in particular, the price of commodities such as copper and iron ore, which may impact the desire of our customers to operate their mining operations and replace their vehicle fleets. Adverse pricing concerns of those, and other commodities, may have a material adverse effect on our ability to distribute, and/or retail, commercial vehicles and other products profitably. These same conditions may also negatively impact the value of the Australian Dollar versus the U.S. Dollar, which negatively impacts our U.S. Dollar reported financial results and the pricing of products sold by Penske Australia, which are manufactured in the U.S., U.K., and Germany.
Additional risks relating to PTS. PTS' business has additional risks to those in the retail business:
Customers. PTS has a more concentrated customer base than we do and is subject to changes in the financial health of its customers, changes in their asset utilization rates, and increased competition for those customers.
Workforce. PTS requires a significant number of qualified drivers and technicians, which may be difficult to hire, and is subject to increased compliance costs or work stoppages relating to those employees, particularly in regard to changes in labor laws and time of work rules regarding those employees. PTS contributes to several U.S. multi-employer pension plans that provide defined benefits to approximately 2,590 associates covered by collective bargaining agreements. If they withdraw or are deemed to withdraw from participation in any of these plans, then applicable law could require them to make withdrawal liability payments to the plan. If any of those plans were deemed to be underfunded, PTS could be subject to additional assessments, which could be substantial.
Fleet risk. As one of the largest purchasers of commercial trucks in North America, PTS requires continued availability from truck manufacturers and suppliers of vehicles and parts for its fleet, which may be uncertain, in particular if a significant recall were to occur. PTS is affected by the same supply issues noted above and any failure of the supply chain resulting in limited availability of new trucks or parts may have a material adverse impact on PTS. In addition, because PTS sells a large number of trucks each year and is subject to residual risk for the vehicles it leases to customers, changes in values of used trucks affects PTS' profitability.
Capital markets risk. PTS relies on banks and the capital markets to fund its operations and capital commitments. PTS had a significant amount of total indebtedness at December 31, 2022, which it uses in part to purchase its vehicle fleet and therefore, is subject to changes in, and continued access to, capital markets.

Regulatory Requirements, Vehicle Mandates, and Consumer Sentiment. Global, federal, state, and local legislative and regulatory efforts to address the effects of global warming and climate change have affected and will likely continue to affect PTS' businesses and may require restrictions on PTS' activities or require PTS to take certain actions, all of which may, over time, increase PTS' costs and adversely affect its business and results of operations. For instance, a regulatory mandate for the use of zero-emission vehicles or ban of diesel or gasoline powered vehicles could reduce the resale value and demand for PTS' vehicles as well as the demand for leasing, truck rental, and contract maintenance services and offerings in its logistics business. Furthermore, the Advanced Clean Fleet rule, currently being developed by the state of California, and which may be adopted in other jurisdictions, will require certain larger fleets, including the fleet of PTS, to purchase zero-emission trucks to comprise over time an increasing percentage of their fleets from 2025 to 2042. In August 2021, the Environmental Protection Agency announced the Clean Trucks Plan, which includes pledges to update current greenhouse gas (GHG) emission standards to reflect market shifts to zero-emission technologies in certain segments of the heavy-duty vehicle sector and new more stringent GHG emissions standards for heavy-duty engines and vehicles starting as soon as model year 2027. These and any other future requirements could result in higher prices for vehicles, diesel engines, materials, and fuel as well as higher maintenance costs and uncertainty as to reliability of the new engines. A decrease in demand due to higher costs for PTS' customers to operate vehicles leased or rented from PTS could adversely affect its business and results of operations. In addition, increased operating costs in the industry would directly and adversely affect PTS' logistics business in the same manner as it would affect its customers. Even absent any such regulations, increased awareness on the impact of climate change and any adverse publicity about emissions by the transportation industries could accelerate the adoption of new technology and potentially decrease customer demands for some of PTS' services and used vehicles if consumers change their purchasing behaviors in response to the effects of climate change.

Centralized Information Systems. PTS relies heavily on centralized information systems to process lease and rental transactions, manage its fleet of vehicles, account for its activities, and otherwise conduct its business. A failure of a major system, or a major disruption of communications between the system and the locations it serves, could cause a loss of reservations, interfere with PTS' ability to manage its fleet, impede real-time diagnostics of vehicles, slow leasing, rental, and sales processes, and otherwise adversely affect PTS' ability to manage its business.

The COVID-19 pandemic has disrupted, and may continue to disrupt, our business, which could adversely affect our financial performance. The outbreak of the COVID-19 pandemic across the globe has adversely impacted each of our markets and the global economy, leading to disruptions to our business. If shelter-in-place orders are re-enacted or other restrictions are placed on our business, we may be adversely impacted. The COVID-19 pandemic remains highly fluid and continues to, among other things, impact production levels from our manufacturing partners and impose other unintended consequences, and while we continue to adjust our operations to conform to regulatory changes and consumer preferences in the evolving environment, we cannot anticipate with any certainty the length, scope, or severity of the business impact from the COVID-19 pandemic in each of the jurisdictions that we operate.
This impact could include changes in customer demand, our relationship with, and the financial and operational capacities of, vehicle manufacturers, captive finance companies and other suppliers, workforce availability, risks associated with our indebtedness (including available borrowing capacity, compliance with financial covenants, and ability to refinance or repay indebtedness on favorable terms), the adequacy of our cash flow and earnings and other conditions which may affect our liquidity, and disruptions to our technology network and other critical systems, including our dealer management systems and software or other facilities or equipment. Business disruption relating to the COVID-19 pandemic may continue to negatively impact the global economy and may materially affect our businesses as outlined above, or in other manners including global supply chain disruptions resulting in lower levels of vehicles and parts available for sale, all of which would adversely impact our business and results of operations.
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
Our business is very competitive. We generally compete with other franchised dealerships in our markets, used vehicle dealerships, private market buyers and sellers of used vehicles, an increasing number of internet-based vehicle sellers, electric vehicle manufacturers that sell direct to consumers, national and local service and repair shops and parts retailers with respect to commercial vehicles, distributors of similar products, and manufacturers in certain markets. Purchase decisions by consumers when shopping for a vehicle are extremely price sensitive. The level of competition in the market can lead to lower selling prices and related profits. If there is a prolonged drop in retail prices or if new vehicle sales are allowed to be made over the internet or otherwise without the involvement of franchised dealers, our business could be materially adversely affected.
Changes to the retail delivery model, including increased digital retailer competition, efforts to sell vehicles direct outside the franchise system, and transition to an “agency model” of distribution each could adversely affect our business, results of operations, financial condition, and cash flows. The retail automotive industry is experiencing a period of unprecedented change and disruption in several respects:
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
Sales outside the franchise system. In recent years, new electric vehicle manufacturers have been able to conduct new vehicle sales outside of the franchised automotive system as new entrants. While the sales levels of these new entrants was approximately 4% of new vehicles in the U.S. and approximately 3% of new vehicles in the U.K. for the year ended December 31, 2022, continued market share gains by manufacturers operating outside the franchise system may materially and adversely affect us. Moreover, while we expect continued good relations with our manufacturer partners, should U.S. franchise laws be repealed or amended to allow our existing manufacturer partners to effectively operate outside the franchised system, our results of operations may be materially and adversely impacted. Our franchised automotive dealers in the U.K., European Union, and Japan operate effectively without U.S. franchise law protections.
Agency. Some of our key automotive manufacturer partners, including Audi, BMW/MINI, and Land Rover, have announced plans to explore an agency model of selling new vehicles in the U.K. and other European countries, and Mercedes-Benz U.K. has transitioned to an agency model with its U.K. dealers as of January 1, 2023. Under an agency model, our dealerships receive a fee for facilitating the sale by the manufacturer of a new vehicle but do not hold the vehicle in inventory. We will continue to provide new vehicle customer service at our dealerships. The Mercedes-Benz U.K. agency model is not expected to structurally change our used vehicle sales operations or service and parts operations, although the impact of the agency model implemented by Mercedes-Benz U.K. as well as other agency models proposed by our manufacturer partners is uncertain. The agency model will reduce reported revenues (as only the fee we receive, and not the price of the vehicle, will be reported as revenue), reduce SG&A expenses, and reduce floor plan interest expense, although the other impacts to our results of operations remain uncertain. We believe transition to an agency model in the U.S. would be difficult for the manufacturers in light of U.S. franchise laws. See the risk captioned "Sales outside the franchise system" above.

New mobility models and vehicle electrification will continue to result in rapid changes to the automotive and trucking industries. Shared vehicle services such as Uber and Lyft provide consumers with increased choice in their personal mobility options. The effect of these and similar mobility options on the retail automotive industry is uncertain and may include lower levels of new vehicles sales but with increasing miles driven, which could require additional demand for vehicle maintenance. Most major vehicle manufacturers have announced plans to electrify some or all of their new vehicle fleets in response to concerns about the environment and due to regulatory requirements to limit vehicle emissions. We expect to continue to sell electric and hybrid gas/electric vehicles through our franchised dealerships; however, our service revenues may decline over time as these vehicles may require less physical maintenance than gas and hybrid vehicles due to the absence of certain parts systems. Moreover, while increasing consumer adoption of electric vehicles may present new service opportunities, including with respect to range maintenance and optimization, cooling protection, torque protection, battery replacement, and warranty on newly released models.

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
Financial Risks
Leverage. Our significant debt and other commitments expose us to a number of risks, including:
Cash requirements for debt and lease obligations. A significant portion of the cash flow we generate must be used to service the interest and principal payments relating to our various financial commitments, including $3.0 billion of floor plan notes payable, $1.6 billion of non-vehicle long-term debt, and $5.4 billion of future lease commitments (including extension periods that are reasonably assured of being exercised and assuming constant consumer price indices). A sustained or significant decrease in our operating cash flows could lead to an inability to meet our debt service or lease requirements or to a failure to meet specified financial and operating covenants included in certain of our agreements. If this were to occur, it may lead to a default under one or more of our commitments and potentially the acceleration of amounts due, which could have a significant and adverse effect on us.
Credit Availability. Because we finance the majority of our operating and strategic initiatives using a variety of commitments, including floor plan notes payable and revolving credit facilities, we are dependent on continued availability of these sources of funds. If these agreements are terminated or we are unable to access them because of a breach of financial or operating covenants or otherwise, we will likely be materially affected.
Interest rate variability. The interest rates we are charged on a substantial portion of our debt, including the floor plan notes payable we issue to purchase the majority of our inventory, are variable, increasing or decreasing based on changes in certain published interest rates. Increases to such interest rates has resulted and may continue to result in higher interest expense for us, which negatively affects our operating results. Because many of our customers finance their vehicle purchases, increased interest rates may also decrease vehicle sales due to affordability, which would negatively affect our operating results.
We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined. Regulatory authorities in the U.S. have announced their intention to stop compelling banks to submit rates for the calculation of the London Interbank Offered Rate ("LIBOR"), ending after June 30, 2023, for the LIBOR tenors that are relevant to our business. Our senior secured revolving credit facility in the U.S. and many of our floorplan arrangements utilize LIBOR as a benchmark for calculating the applicable interest rate, although some of our floorplan arrangements and our U.K. credit agreement have already transitioned to utilizing an alternative benchmark rate. Changes in the method of calculating LIBOR, the elimination of LIBOR, or the replacement of LIBOR with an alternative rate or benchmark may require us to renegotiate or amend these facilities, loans, and programs, which may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows, and liquidity. We cannot predict the effect of the potential changes to or elimination of LIBOR or the establishment and use of alternative rates or benchmarks and the corresponding effects on our cost of capital, which may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.
Impairment of our goodwill or other indefinite-lived intangible assets has in the past had, and in the future could have, a material adverse impact on our earnings. We evaluate goodwill and other indefinite-lived intangible assets for impairment annually and upon the occurrence of an indicator of impairment. Our process for impairment testing of these assets is described further under “Impairment Testing” in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates. If we determine that the amount of our goodwill or other indefinite-lived intangible assets are impaired at any point in time, we would be required to reduce the value of these assets on our balance sheet, which would also result in a material non-cash impairment charge that could also have a material adverse effect on our results of operations for the period in which the impairment occurs.
Performance of sublessees. In connection with the sale, relocation, and closure of certain of our franchises, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties in 2022 totaled approximately $17.9 million. In the aggregate, we remain ultimately liable for approximately $112.4 million of such lease payments including payments relating to all available renewal periods. We rely on our sub-tenants to pay the rent and maintain the properties covered by these leases. In the event a subtenant does not perform under the terms of their lease with us, we could be required to fulfill such obligations, which could have a significant and adverse effect on us.

International and foreign currency exchange risk. We have significant operations outside of the U.S. that expose us to changes in foreign currency exchange rates and to the impact of economic and political conditions in the markets where we operate. As exchange rates fluctuate, our results of operations as reported in U.S. Dollars fluctuate. For example, if the U.S. Dollar strengthens against the British Pound, our U.K. results of operations would translate into less U.S. Dollar reported results. Sustained levels or an increase in the value of the U.S. Dollar, particularly as compared to the British Pound, could result in a significant and adverse effect on our reported results.
Joint ventures. We have significant investments in a variety of joint ventures, including retail automotive operations in Germany, Italy, and Spain. We have a 28.9% interest in PTS. We expect to receive annual operating distributions from PTS and the other ventures and in the case of PTS, realize significant cash savings on taxes. These benefits may not be realized if the joint ventures do not perform as expected, or if changes in tax, financial, or regulatory requirements negatively impact the results of the joint venture operations. Our ability to dispose of these investments may be limited. In addition, the relevant joint venture agreement and other contractual restrictions may limit our access to the cash flows of these joint ventures. For example, certain of PTS' debt agreements allow partner distributions only as long as it is not in default under those agreements and the amount it pays does not exceed 50% of its consolidated net income, unless its debt-to-equity ratio is less than 3.0 to 1.0, in which case its distributions may not exceed 80% of its consolidated net income.
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
Regulatory Issues. We are subject to a wide variety of regulatory activities and oversight, including:
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
Privacy Regulation. We are subject to numerous laws and regulations in the U.S. and internationally designed to protect the information of clients, customers, employees, and other third parties that we collect and maintain, including the European Union General Data Protection Regulation (the “EUGDPR”) and the United Kingdom General Data Protection Regulation (the "UKGDPR"). Both the EUGDPR and UKGDPR, among other things, mandate requirements regarding the handling of personal data of employees and customers, including its use, protection, and the ability of persons whose data is stored to correct or delete such data about themselves. The state of California has a similar law called the California Consumer Privacy Act, recently amended and enhanced effective January 1, 2023, by the California Privacy Rights Act (as so amended, the "CCPA"). In addition to enforcement authority granted to the California Attorney General, the CCPA established the "California Privacy Protection Agency," a dedicated state agency charged with the authority to audit and enforce privacy rules, among other responsibilities, and the CCPA permits a private right of action for certain violations of law. Connecticut, Utah, and Virginia, have also enacted comprehensive consumer privacy laws, and other states may follow. These laws pose increasingly complex and rigorous compliance challenges, which may increase our compliance costs and related risk. If we fail to comply with these laws or other similar regulations applicable to our business, we could be subject to reputational harm and significant litigation, monetary damages, regulatory enforcement actions, or fines in one or more jurisdictions. For example, a failure to comply with the UKGDPR could result in fines up to the greater of £17.5 million or 4% of annual global revenues.
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
Vehicle requirements. Federal and state governments and regulators in both our domestic and international markets have increasingly placed restrictions and limitations on the vehicles sold in the market in an effort to combat perceived negative environmental effects. For example, in the U.S., automotive manufacturers are subject to federally mandated corporate average fuel economy standards, which will increase substantially through 2026. Representatives of the U.K. government have proposed a ban on the sale of gasoline engines in new cars and new vans that would take effect as early as 2030 and a ban on the sale of gasoline hybrid engines in new cars and new vans as early as 2035. The European Parliament provisionally approved a law requiring most automakers to reduce the emissions of new cars sold by 55% in 2030 and achieve a zero carbon-emission standard by 2035, effectively banning the sale of new gasoline and diesel cars and vans by 2035. Similar legislation has been announced in Washington, California, Massachusetts, and New York, which would ban the sale of new vehicles with gasoline-only engines in cars in 2035. The California legislation requires 35% of all new vehicles sold to meet a zero emissions standard by 2026 (with certain allowances for hybrid gas/electric vehicles), which percentage requirement increases until 2035, after which 100% of new vehicles sold must comply. Significant increases in fuel economy requirements and new restrictions on emissions on vehicles and fuels could adversely affect prices of and demand for the vehicles that we sell, which could materially adversely affect us.
Commercial trucks are subject to similar regulatory risks related to emissions standards and other regulatory requirements. PTG sells new and used heavy- and medium-duty commercial trucks, parts and service, and offers collision repair services. PTS, with its broad product offering including full-service truck leasing, contract maintenance, and truck rental, along with logistic services, is one of the largest purchasers of commercial trucks in North America. Should future regulations or consumer sentiment hinder our or PTS' ability to maintain, acquire, sell, or operate trucks, we may be adversely affected.
Tariff and trade risk. Increased tariffs, import product restrictions, and foreign trade risks may impair our ability to sell foreign vehicles profitably. The United States Mexico Canada Agreement allows tariff-free importing of automobiles among the countries only if (i) the vehicles have 75% of their components manufactured in the U.S., Mexico, or Canada, (ii) workers with an hourly wage of at least $16, manufacture at least 40% of the vehicle, or in the case of trucks, 45% and (iii) 70% of the steel and aluminum used in the production of the vehicle is sourced within North America. Should tariffs increase, we expect the price of many new vehicles we sell to increase which may adversely affect our new vehicle sales and related finance and insurance sales. Moreover, new rules in place after the Brexit accord between the European Union and the U.K. require varying levels of content in vehicles to originate in either the U.K. or the European Union to remain tariff free. If automotive manufacturers cannot meet these content rules, there may be import tariffs on any affected vehicles, which could adversely affect our U.K. results.
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
Changes in law. New laws and regulations at the state and federal level may be enacted which could materially adversely impact our business. For example, in 2022, the Federal Trade Commission proposed new regulations for automotive dealers that would change industry-accepted practices with regard to sales and advertising, require an extensive series of oral and written disclosures to consumers in regard to the sale price of vehicles, credit terms, and voluntary protection products, mandate the posting of certain pricing and other information on dealer websites, and impose burdensome recordkeeping requirements. These changes, if adopted as proposed, may lead to additional transaction times for the sale of vehicles, complicate the transaction process, decrease customer satisfaction, and enhance compliance risk, among other effects. If these regulations or other adverse changes in law were to be enacted, it could have a significant and adverse effect on us.
Climate change and environmental regulations. Scientific evidence suggests that the globe is warming potentially resulting in an environment more prone to natural disasters, such as flooding. To date, we have seen increases in our cost to insure against such risks, which costs could continue to increase should this trend continue. We are subject to a wide range of environmental laws and regulations, including those governing discharges into the air and water; the operation and removal of storage tanks; and the use, storage, and disposal of hazardous substances. In the normal course of our operations we use, generate, and dispose of materials covered by these laws and regulations. In the face of climate change, these laws could become more stringent. We face potentially significant costs relating to claims, penalties, and remediation efforts in the event of non-compliance with existing and future laws and regulations. Furthermore, should climate change continue, we expect further regulation of internal combustion engines and vehicle emissions which may affect the types of vehicles we sell and service. We cannot predict the future costs to our businesses for these developments.
Accounting rules and regulations. Significant changes to GAAP in the U.S. could significantly affect our reported financial position, earnings, and cash flows upon adoption and effectiveness. In addition, any changes to lease accounting could affect PTS customers' decisions to purchase or lease trucks, which could adversely affect their business if leasing becomes a less favorable option. See the disclosure provided under “Recent Accounting Pronouncements” in Part II, Item 8, Note 1 of the Notes to our Consolidated Financial Statements for additional detail on accounting standard updates that could have an impact on us.
Related parties. Our two largest stockholders, Penske Corporation and its affiliates (“Penske Corporation”) and Mitsui & Co., Ltd. and its affiliates (“Mitsui”), together beneficially own approximately 70% of our outstanding common stock. The presence of such significant stockholders results in several risks, including:
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
Some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests. Roger Penske, our Chair and Chief Executive Officer and a director, holds the same offices at Penske Corporation. Robert Kurnick, Jr., our President and a director, is also the Vice Chair and a director of Penske Corporation. Bud Denker, our Executive Vice President, Human Resources, is also the President of Penske Corporation. Each of these officers is paid much of their compensation by Penske Corporation. The compensation they receive from us is based on their efforts on our behalf; however, they are not required to spend any specific amount of time on our matters. The Vice Chair of our Board of Directors, Greg Penske, is the son of our Chair and also serves as a director of Penske Corporation. Michael Eisenson, one of our directors, is also a director of Penske Corporation. Kota Odagiri, one of our directors, is also an employee of Mitsui. Roger Penske also serves as Chairman of Penske Transportation Solutions, for which he is compensated by PTS.
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
We have a significant number of shares of common stock eligible for future sale. Penske Corporation and Mitsui own approximately 70% of our common stock, and each has two demand registration rights that could result in a substantial number of shares being introduced for sale in the market. We also have a significant amount of authorized but unissued shares. Penske Corporation has pledged a substantial portion of its shares of our common stock as collateral to secure a loan facility. A default by Penske Corporation could result in the foreclosure on those shares by the lenders, after which the lenders could attempt to sell those shares on the open market or to a third party. The introduction of any of these shares into the market could have a material adverse effect on our stock price.
General Risks
Property loss, business interruption, or other liabilities. Our business is subject to substantial risk of loss due to the significant concentration of property values, including vehicle and parts inventories at our operating locations; claims by employees, customers, and third parties for personal injury or property damage; and fines and penalties in connection with alleged violations of regulatory requirements. While we have insurance for many of these risks, we retain risk relating to certain of these perils, including through self-insurance, and certain perils are not covered by our insurance. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. If we experience significant losses that are not covered by our insurance, whether due to adverse weather conditions or otherwise, or we are required to retain a significant portion of a loss, it could have a significant and adverse effect on us.
Information technology. Our information systems are fully integrated into our operations, and we rely on them to operate effectively, including with respect to electronic interfaces with manufacturers and other vendors, customer relationship management, sales and service scheduling, data storage, and financial and operational reporting. The majority of our systems are licensed from third parties; the most significant of which are provided by a limited number of suppliers in the U.S., U.K., and Australia. The failure of our information systems to perform as designed, the failure to protect the integrity of these systems, or the interruption of these systems due to natural disasters, power loss, unexpected termination of our agreements, cyber-attacks, or other reasons could significantly and adversely disrupt our business operations, impact sales and results of operations, expose us to customer or third-party claims, or result in adverse publicity.

Cybersecurity. As part of our business model, we receive sensitive information regarding customers, employees, associates, and vendors from various online and offline channels. We collect, process, retain, and in some cases share this information in the normal course of our business. Our internal and third-party systems are under a heightened level of risk from cyber criminals or other individuals with malicious intent to gain unauthorized access to our systems and exploit the information, including sensitive personal information, that we gather. Cyber-attacks and threats to network and data security are becoming increasingly diverse and sophisticated, with attacks increasing in frequency, scope, and potential harm. In addition, some of our software applications are utilized by third parties who provide outsourced administrative functions. Such third parties may have access to confidential information that is critical to our business operations and services. While our information security program includes enhanced controls to monitor third party providers' security programs, these third parties are subject to their own risks of data breaches, cyber-attacks, and other events or actions that could damage, disrupt, or close down their networks or systems, which in turn may adversely impact our business operations. For an overview of certain of our efforts related to cybersecurity risk management, strategy, and governance and our written Information Security Program, see Item 1. Business — Business Description — "Information Technology, Data Security, Cybersecurity, and Customer Privacy."

Despite the security measures we have in place, we may be unable to fully detect, mitigate, or protect against cyber-attacks, ransomware attacks, security breaches, social engineering, malicious software, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. Many companies have disclosed security breaches involving sophisticated cyber-attacks and ransomware attacks that were not recognized or detected until after such companies had been affected, notwithstanding the preventive measures they had in place. Any security breach or event resulting in the misappropriation, loss, or other unauthorized disclosure of confidential information or degradation of services provided by critical business systems, whether by us directly or our third-party service providers, could adversely affect our business operations, sales, reputation with current and potential customers, associates or vendors as well as other operational and financial impacts derived from investigations, litigation, the imposition of penalties, or other means. In addition, our failure to respond quickly and appropriately to such a security breach could exacerbate the consequences of the breach and efforts to prevent, detect, and mitigate data breaches and cyber-attacks subject us to additional costs.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
We own our headquarters building in Bloomfield Hills, Michigan and some of our dealership facilities. We lease or sublease many of our other dealership properties and other facilities. These leases are generally for a period of between 5 and 20 years and are typically structured to include renewal options at our election. We lease office space in Leicester,

England; Melbourne, Australia; and other regions for administrative and other corporate-related activities. We believe that our facilities are sufficient for our needs and are in good repair.
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
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol “PAG.” As of February 14, 2023, there were 221 holders of record of our common stock.
Dividends
We have announced a cash dividend of $0.61 per share payable on March 1, 2023, to stockholders of record as of February 10, 2023. While future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors, which may include our expectations regarding vehicle production issues, the rate of inflation, including its impact on vehicle affordability, earnings, cash flow, capital requirements, restrictions relating to any then-existing indebtedness, financial condition, alternative uses of capital, the severity and duration of the COVID-19 pandemic, and other factors, we currently expect to continue to pay comparable dividends in the future.
Securities Repurchases
In October 2022, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities by $250 million. As of February 7, 2023, $3.6 million of that authority remained outstanding and available for repurchases. On February 16, 2023, our Board of Directors delegated to management an additional $250 million in authority to repurchase our outstanding securities, resulting in $253.6 million of authority outstanding and available for repurchases. This authority has no expiration. For further information with respect to repurchases of our shares by us, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — "Securities Repurchases" and Part II, Item 8, Note 14 of the Notes to our Consolidated Financial Statements.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
October 1 to October 31, 2022	949,396	$100.91	949,396	$262.8
November 1 to November 30, 2022	809,246	$118.83	809,246	$166.6
December 1 to December 31, 2022	777,603	$119.08	777,603	$74.0
	2,536,245		2,536,245

SHARE INVESTMENT PERFORMANCE
The following graph compares the cumulative total stockholder returns on our common stock based on an investment of $100 on December 31, 2017, and the close of the market on December 31 of each year thereafter against (i) the Standard & Poor's 500 Index and (ii) an industry/peer group consisting of Asbury Automotive Group, Inc., AutoNation, Inc., Group 1 Automotive, Inc., Lithia Motors, Inc., and Sonic Automotive, Inc (the "Peer Group"). The graph assumes the reinvestment of all dividends.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Penske Automotive Group, Inc., the S&P 500 Index, and a Peer Group

$300
$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22
Penske Automotive Group, Inc.
S&P 500
Peer Group

________________________
*    $100 invested on 12/31/17 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	Cumulative Total Return
	12/17	12/18	12/19	12/20	12/21	12/22
Penske Automotive Group, Inc.	100.00	86.78	111.91	134.36	247.71	270.55
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
Peer Group	100.00	74.52	125.57	191.96	251.94	218.97
Item 6. Reserved
Reserved.
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

Overview
We are a diversified international transportation services company and one of the world's premier automotive and commercial truck retailers. We operate dealerships in the United States, the United Kingdom, Canada, Germany, Italy, and Japan, and we are one of the largest retailers of commercial trucks in North America for Freightliner. We also distribute and retail commercial vehicles, diesel and gas engines, power systems, and related parts and services principally in Australia and New Zealand. We employ over 26,500 people worldwide. Additionally, we own 28.9% of Penske Transportation Solutions, a business that employs over 41,500 people worldwide, manages one of the largest, most comprehensive and modern trucking fleets in North America with over 414,500 trucks, tractors, and trailers under lease, rental, and/or maintenance contracts, and provides innovative transportation, supply chain, and technology solutions to its customers.
Business Overview
In 2022, our business generated $27.8 billion in total revenue, which is comprised of approximately $23.7 billion from retail automotive dealerships, $3.5 billion from retail commercial truck dealerships, and $578.8 million from commercial vehicle distribution and other operations. We generated $4.8 billion in gross profit, which is comprised of $4.1 billion from retail automotive dealerships, $555.1 million from retail commercial truck dealerships, and $157.3 million from commercial vehicle distribution and other operations.
Retail Automotive. We are one of the largest global automotive retailers as measured by the $23.7 billion in total retail automotive dealership revenue we generated in 2022. We are diversified geographically with 58% of our total retail automotive dealership revenues in 2022 generated in the U.S. and Puerto Rico and 42% generated outside of the U.S. We offer over 35 vehicle brands with 71% of our retail automotive franchised dealership revenue in 2022 generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz, and Porsche. As of December 31, 2022, we operated 338 retail automotive franchised dealerships, of which 151 are located in the U.S. and 187 are located outside of the U.S. The franchised dealerships outside of the U.S. are located primarily in the U.K. As of December 31, 2022, we also operated 21 used vehicle dealerships, with eight dealerships in the U.S. and 13 dealerships in the U.K., which retailed used vehicles under a one price, "no-haggle" methodology under the CarShop brand. We retailed and wholesaled more than 539,000 vehicles in 2022.

Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services, the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts, replacement and aftermarket automotive products, and at certain of our locations, collision repair services. We operate our franchised dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry. Beginning in 2023, we transitioned our Mercedes-Benz U.K. dealerships to an agency model. Under an agency model, our Mercedes-Benz U.K. dealerships receive a fee for facilitating the sale by the manufacturer of a new vehicle but do not hold the vehicle in inventory. We continue to provide new vehicle customer service at our Mercedes-Benz U.K. dealerships, and the Mercedes-Benz U.K. agency model is not expected to structurally change our used vehicle sales operations or service and parts operations, although the impact of the agency model at these dealerships as well as other agency models proposed by our manufacturer partners is uncertain. See Part I, Item 1A. Risk Factors for a discussion of agency.
During 2022, we acquired 19 retail automotive franchises, consisting of 15 franchises in the U.K. and four franchises in the U.S., and we opened two retail automotive franchises that we were awarded in the U.S. We sold one retail automotive franchise in the U.S., and we closed four locations in the U.K., consisting of two retail automotive franchises and two CarShop satellite locations. Retail automotive dealerships represented 85.2% of our total revenues and 85.3% of our total gross profit in 2022.
Retail Commercial Truck Dealership. We operate Premier Truck Group (“PTG”), a heavy- and medium-duty truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations across nine U.S. states and Ontario, Canada. During February 2022, we acquired four full-service dealerships in Ontario, Canada. As of December 31, 2022, PTG operated 39 locations selling new and used trucks, parts and service, and offering collision repair services. We retailed and wholesaled 21,002 new and used trucks in 2022. This business represented 12.7% of our total revenues and 11.5% of our total gross profit in 2022.
Penske Australia. Penske Australia is the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy- and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand, and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU (a Rolls-Royce solution), Detroit Diesel, Allison Transmission, and Bergen Engines. Penske Australia offers products across the on- and off-highway markets, including in the trucking, mining, power generation, defense, marine, rail, and construction sectors and supports full parts and aftersales service through a network of branches, field service locations, and dealers across the region. These businesses represented 2.1% of our total revenues and 3.2% of our total gross profit in 2022.
Penske Transportation Solutions. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”). PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. (“Mitsui”). We account for our investment in PTL under the equity method, and we therefore record our share of PTL's earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments. Penske Transportation Solutions (“PTS”) is the universal brand name for PTL's various business lines through which it is capable of meeting customers' needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental, and contract maintenance along with logistic services, such as dedicated contract carriage, distribution center management, transportation management, lead logistics provider services, and dry van truckload carrier services. We recorded $490.0 million and $365.8 million in equity earnings from this investment in 2022 and 2021, respectively.
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
Our gross profit tends to vary with the mix of revenues we derive from the sale of new vehicles, used vehicles, finance and insurance products, and service and parts transactions. Our gross profit varies across product lines with vehicle sales usually resulting in lower gross profit margins and our other revenues resulting in higher gross profit margins. Factors such as inventory and vehicle availability, customer demand, consumer confidence, unemployment, general economic conditions, seasonality, weather, credit availability, fuel prices, and manufacturers' advertising and incentives also impact the mix of our revenues and therefore, influence our gross profit margin.
The results of our commercial vehicle distribution and other business in Australia and New Zealand are principally driven by the number and types of products and vehicles ordered by our customers.
Aggregate revenue and gross profit increased $2,260.1 million, or 8.8%, and $398.0 million, or 9.0%, respectively, during 2022 compared to 2021.
As exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to weaken against the U.S. Dollar, our U.K. results of operations would translate into less U.S. Dollar reported results. Foreign currency average rate fluctuations decreased revenue and gross profit by $1.0 billion and $146.1 million, respectively, in 2022. Foreign currency average rate fluctuations decreased earnings per share from continuing operations by approximately $0.40 per share in 2022. Excluding the impact of foreign currency average rate fluctuations, revenue and gross profit increased 12.8% and 12.3%, respectively, in 2022.
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
Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories that are secured by those vehicles. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing, and includes interest relating to our retail commercial truck dealership and commercial vehicle distribution and other operations. The cost of our variable rate indebtedness is based on the prime rate, the London Interbank Offered Rate ("LIBOR"), the Sterling Overnight Index Average ("SONIA"), the Bank of England Base Rate, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Tokyo Interbank Offered Rate, the Australian Bank Bill Swap Rate, and the New Zealand Bank Bill Benchmark Rate.
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

The future success of our business is dependent upon, among other things, macro-economic, geo-political, and industry conditions and events, including their impact on new and used vehicle sales, the availability of consumer credit, changes in consumer demand, consumer confidence levels, fuel prices, personal discretionary spending levels, interest rates, and unemployment rates; our ability to obtain vehicles and parts from our manufacturers, especially in light of supply chain disruptions due to natural disasters, the shortage of microchips or other components, the COVID-19 pandemic, the war in Ukraine, challenges in sourcing labor, or other disruptions; changes in the retail model either from direct sales by manufacturers, a transition to an agency model of sales, sales by online competitors, or from the expansion of electric vehicles; the continued effect of COVID-19 on the global economy, including our ability to react effectively to changing business conditions in light of the COVID-19 pandemic; the rate of inflation, including its impact on vehicle affordability; changes in interest rates and foreign currency exchange rates; our ability to consummate and integrate acquisitions; with respect to PTS, changes in the financial health of its customers, labor strikes, or work stoppages by its employees, a reduction in PTS' asset utilization rates, continued availability from truck manufacturers and suppliers of vehicles and parts for its fleet, changes in values of used trucks which affects PTS' profitability on truck sales and regulatory risks and related compliance costs; our ability to realize returns on our significant capital investment in new and upgraded dealership facilities; our ability to navigate a rapidly changing automotive and truck landscape; our ability to respond to new or enhanced regulations in both our domestic and international markets relating to automotive dealerships and vehicles sales, including those related to emissions standards, as well as changes in consumer sentiment relating to commercial truck sales that may hinder our or PTS' ability to maintain, acquire, sell, or operate trucks; the success of our distribution of commercial vehicles, engines, and power systems; natural disasters; recall initiatives or other disruptions that interrupt the supply of vehicles or parts to us; the outcome of legal and administrative matters, and other factors over which management has limited control. See Part I, Item 1A. Risk Factors above and "Forward-Looking Statements" below.
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
Revenue Recognition
Dealership Vehicle, Parts, and Service Sales. We record revenue for vehicle sales at a point in time when vehicles are delivered, which is when the transfer of title, risks and rewards of ownership, and control are considered passed to the customer. We record revenue for vehicle service and collision work over time as work is completed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general, and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received or upon attainment of the particular program goals if not associated with individual vehicles. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenue). During 2022, 2021, and 2020, we earned $571.1 million, $635.7 million, and $588.7 million, respectively, of rebates, incentives, and reimbursements from manufacturers, of which $554.6 million, $620.3 million, and $575.4 million, respectively, was recorded as a reduction of cost of sales. The remaining $16.5 million, $15.4 million, and $13.3 million was recorded as a reduction of selling, general, and administrative expenses during 2022, 2021, and 2020, respectively.
Dealership Finance and Insurance Sales. Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection, and extended service contracts. These commissions are recorded as revenue at a point in time when the customer enters into the contract. Payment is typically due and collected within 30 days subsequent to the execution of the contract with the customer. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $38.4 million and $33.7 million as of December 31, 2022, and December 31, 2021, respectively.
Commercial Vehicle Distribution and Other. We record revenue from the distribution of vehicles, engines, and other products at a point in time when delivered, which is when the transfer of title, risks and rewards of ownership, and control are considered passed to the customer. We record revenue for service or repair work over time as work is completed and when parts are delivered to our customers. For our long-term power generation contracts, we record revenue over time as services are provided in accordance with contract milestones.
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

For the year ended December 31, 2022, for our Retail Automotive, Retail Commercial Truck, and Other reporting units, we prepared a qualitative assessment of the carrying value of goodwill using the criteria in ASC 350-20-35-3 to determine whether it is more likely than not that a reporting unit's fair value is less than its carrying value. We concluded that for each of our reporting units, except for certain reporting units within our Retail Automotive reportable segment, that their fair values were more likely than not greater than their carrying values. For certain reporting units within our Retail Automotive reportable segment, we performed an impairment test by comparing the estimated fair value of each reporting unit with its carrying value. For the impairment test we estimated the fair value of these Retail Automotive reporting units using an “income” valuation approach. The “income” valuation approach estimates our enterprise value using a net present value model, which discounts projected free cash flows of our business using the weighted average cost of capital as the discount rate. We also validated the fair value for each reporting unit using the income approach by calculating a cash earnings multiple and determining whether the multiple was reasonable compared to recent market transactions completed by the Company or in the industry.
Investments
We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee's income each period. The net book value of our investments was $1,636.9 million and $1,688.1 million as of December 31, 2022, and 2021, respectively, including $1,590.9 million and $1,643.1 million relating to PTS as of December 31, 2022, and 2021, respectively. We currently hold a 28.9% ownership interest in PTS.
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
For the discussion and analysis comparing the results of operations for 2020 to 2021, we refer you to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2021 Form 10-K filed on February 18, 2022.

Retail Automotive Dealership New Vehicle Data
(In millions, except unit and per unit amounts)

			2022 vs. 2021				2021 vs. 2020
New Vehicle Data	2022	2021	Change	% Change	2021	2020	Change	% Change
New retail unit sales	185,831	195,384	(9,553)	(4.9)%	195,384	178,437	16,947	9.5%
Same-store new retail unit sales	173,936	192,711	(18,775)	(9.7)%	193,946	175,873	18,073	10.3%
New retail sales revenue	$10,050.5	$9,843.2	$207.3	2.1%	$9,843.2	$8,080.5	$1,762.7	21.8%
Same-store new retail sales revenue	$9,399.0	$9,678.2	$(279.2)	(2.9)%	$9,724.8	$7,994.5	$1,730.3	21.6%
New retail sales revenue per unit	$54,084	$50,379	$3,705	7.4%	$50,379	$45,285	$5,094	11.2%
Same-store new retail sales revenue per unit	$54,037	$50,221	$3,816	7.6%	$50,142	$45,456	$4,686	10.3%
Gross profit — new	$1,246.1	$1,045.5	$200.6	19.2%	$1,045.5	$652.8	$392.7	60.2%
Same-store gross profit — new	$1,164.2	$1,023.2	$141.0	13.8%	$1,026.4	$648.0	$378.4	58.4%
Average gross profit per new vehicle retailed	$6,705	$5,351	$1,354	25.3%	$5,351	$3,659	$1,692	46.2%
Same-store average gross profit per new vehicle retailed	$6,693	$5,309	$1,384	26.1%	$5,292	$3,684	$1,608	43.6%
Gross margin % — new	12.4%	10.6%	1.8%	17.0%	10.6%	8.1%	2.5%	30.9%
Same-store gross margin % — new	12.4%	10.6%	1.8%	17.0%	10.6%	8.1%	2.5%	30.9%
Units
Retail unit sales of new vehicles decreased from 2021 to 2022 due to an 18,775 unit, or 9.7%, decrease in same-store new retail unit sales, partially offset by a 9,222 unit increase from net dealership acquisitions. Same-store units decreased 13.4% in the U.S. and decreased 2.1% internationally. Overall, new unit sales decreased 9.7% in the U.S. and increased 5.2% internationally. We believe the decrease in same-store unit sales is due to the prolonged low supply of new vehicles available for sale caused by supply chain issues discussed above, coupled with higher interest rates and inflation, impacting the overall affordability of new vehicles for customers.
Revenues
New vehicle retail sales revenue increased from 2021 to 2022 due to a $486.5 million increase from net dealership acquisitions, partially offset by a $279.2 million, or 2.9%, decrease in same-store revenues. Excluding $376.6 million of unfavorable foreign currency fluctuations, same-store new retail revenue increased 1.0%. The decrease in same-store revenue is due to the decrease in same-store new retail unit sales, which decreased revenue by $942.9 million, partially offset by a $3,816 per unit increase in same-store comparative average selling price (notwithstanding a $2,165 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $663.7 million. We believe the increase in same-store comparative average selling price is due to the prolonged low supply of new vehicles available for sale, which has been caused by supply chain issues discussed above.
Gross Profit
Retail gross profit from new vehicle sales increased from 2021 to 2022 due to a $141.0 million, or 13.8%, increase in same-store gross profit, coupled with a $59.6 million increase from net dealership acquisitions. Excluding $44.1 million of unfavorable foreign currency fluctuations, same-store gross profit increased 18.1%. The increase in same-store gross profit is due to a $1,384 per unit increase in same-store comparative average gross profit (notwithstanding a $254 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased gross profit by $240.7 million, partially offset by the decrease in same-store new retail unit sales, which decreased gross profit by $99.7 million. We believe the increase in same-store comparative average gross profit per unit is due to the prolonged low supply of new vehicles available for sale, which has been caused by supply chain issues discussed above.
Retail Automotive Dealership Used Vehicle Data
(In millions, except unit and per unit amounts)

			2022 vs. 2021				2021 vs. 2020
Used Vehicle Data	2022	2021	Change	% Change	2021	2020	Change	% Change
Used retail unit sales	261,739	264,520	(2,781)	(1.1)%	264,520	233,469	31,051	13.3%
Same-store used retail unit sales	247,041	259,489	(12,448)	(4.8)%	257,386	230,468	26,918	11.7%
Used retail sales revenue	$9,011.6	$8,549.0	$462.6	5.4%	$8,549.0	$6,414.7	$2,134.3	33.3%
Same-store used retail sales revenue	$8,527.8	$8,380.4	$147.4	1.8%	$8,360.6	$6,343.0	$2,017.6	31.8%
Used retail sales revenue per unit	$34,430	$32,319	$2,111	6.5%	$32,319	$27,476	$4,843	17.6%
Same-store used retail sales revenue per unit	$34,520	$32,296	$2,224	6.9%	$32,483	$27,522	$4,961	18.0%
Gross profit — used	$543.1	$666.6	$(123.5)	(18.5)%	$666.6	$388.9	$277.7	71.4%
Same-store gross profit — used	$515.5	$652.4	$(136.9)	(21.0)%	$652.5	$386.0	$266.5	69.0%
Average gross profit per used vehicle retailed	$2,075	$2,520	$(445)	(17.7)%	$2,520	$1,666	$854	51.3%
Same-store average gross profit per used vehicle retailed	$2,087	$2,514	$(427)	(17.0)%	$2,535	$1,675	$860	51.3%
Gross margin % — used	6.0%	7.8%	(1.8)%	(23.1)%	7.8%	6.1%	1.7%	27.9%
Same-store gross margin % — used	6.0%	7.8%	(1.8)%	(23.1)%	7.8%	6.1%	1.7%	27.9%
Units
Retail unit sales of used vehicles decreased from 2021 to 2022 due to a 12,448 unit, or 4.8%, decrease in same-store used retail unit sales, partially offset by a 9,667 unit increase from net dealership acquisitions. Our same-store units decreased 10.2% in the U.S. and increased 0.5% internationally. Same-store retail units for our U.S. and U.K. CarShop used vehicle dealerships decreased 23.9% and increased 17.2%, respectively. Overall, our used units decreased 7.4% in the U.S. and increased 5.1% internationally. We believe the decrease in same-store unit sales in the U.S. is primarily due to higher used unit prices attributable to the prolonged low overall vehicle inventory availability for sale caused by supply chain issues discussed above, coupled with higher interest rates and inflation, impacting the overall affordability of used vehicles for customers. We believe the increase in same-store unit sales in the U.K. is primarily due to the absence of lockdown restrictions that were primarily in place during the first half of 2021 due to COVID-19.
Revenues
Used vehicle retail sales revenue increased from 2021 to 2022 due to a $315.2 million increase from net dealership acquisitions, coupled with a $147.4 million, or 1.8%, increase in same-store revenues. Excluding $501.5 million of unfavorable foreign currency fluctuations, same-store used retail revenue increased 7.7%. The increase in same-store revenue is due to a $2,224 per unit increase in same-store comparative average selling price (notwithstanding a $2,030 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $549.4 million, partially offset by the decrease in same-store used retail unit sales, which decreased revenue by $402.0 million. The average sales price per unit for our CarShop used vehicle dealerships increased 3.0% to $20,136. We believe the increase in same-store comparative average selling price is primarily due to higher used unit prices attributable to the prolonged low overall vehicle inventory availability for sale, which has been caused by supply chain issues discussed above, impacting the overall affordability of used vehicles for customers.
Gross Profit
Retail gross profit from used vehicle sales decreased from 2021 to 2022 due to a $136.9 million, or 21.0%, decrease in same-store gross profit, partially offset by a $13.4 million increase from net dealership acquisitions. Excluding $26.4 million of unfavorable foreign currency fluctuations, same-store gross profit decreased 16.9%. The decrease in same-store gross profit is due to a $427 per unit decrease in same-store comparative average gross profit (including a $107 per unit decrease attributable to unfavorable foreign currency fluctuations), which decreased gross profit by $105.5 million, coupled with the decrease in same-store used retail unit sales, which decreased gross profit by $31.4 million. The average gross profit per unit for our CarShop used vehicle dealerships decreased 36.5% to $758. We believe the decrease in same-store comparative average gross profit per unit is primarily due to the more challenging used vehicle environment as consumers face increased costs of acquiring used vehicles resulting from the prolonged low supply of new vehicles available for sale, which decreased our gross margin.
Retail Automotive Dealership Finance and Insurance Data
(In millions, except unit and per unit amounts)

			2022 vs. 2021				2021 vs. 2020
Finance and Insurance Data	2022	2021	Change	% Change	2021	2020	Change	% Change
Total retail unit sales	447,570	459,904	(12,334)	(2.7)%	459,904	411,906	47,998	11.7%
Total same-store retail unit sales	420,977	452,200	(31,223)	(6.9)%	451,332	406,341	44,991	11.1%
Finance and insurance revenue	$848.1	$780.5	$67.6	8.7%	$780.5	$576.3	$204.2	35.4%
Same-store finance and insurance revenue	$811.0	$770.1	$40.9	5.3%	$768.5	$570.1	$198.4	34.8%
Finance and insurance revenue per unit	$1,895	$1,697	$198	11.7%	$1,697	$1,399	$298	21.3%
Same-store finance and insurance revenue per unit	$1,926	$1,703	$223	13.1%	$1,703	$1,403	$300	21.4%
Finance and insurance revenue increased from 2021 to 2022 due to a $40.9 million, or 5.3%, increase in same-store revenues, coupled with a $26.7 million increase from net dealership acquisitions. Excluding $33.5 million of unfavorable foreign currency fluctuations, same-store finance and insurance revenue increased 9.7%. The increase in same-store revenue is due to a $223 per unit increase in same-store comparative average finance and insurance revenue (notwithstanding an $80 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $93.9 million, partially offset by the decrease in same-store retail unit sales, which decreased revenue by $53.0 million. Finance and insurance revenue per unit increased 20.5% in the U.S. and increased 1.2% in the U.K. We believe the increase in same-store finance and insurance revenue per unit is primarily due to higher average selling prices of new and used vehicles and changes in the sales mix of new vehicles, with an increased percentage of purchases and decreased percentage of leasing. The higher mix of purchases have also driven increased product penetration rates, coupled with our efforts to increase finance and insurance penetration, which include implementing interactive digital customer sales platforms, additional training, and targeting underperforming locations, in addition to the increase in average selling price per unit of new and used vehicles.

Retail Automotive Dealership Service and Parts Data
(In millions)

			2022 vs. 2021				2021 vs. 2020
Service and Parts Data	2022	2021	Change	% Change	2021	2020	Change	% Change
Service and parts revenue	$2,426.7	$2,165.6	$261.1	12.1%	$2,165.6	$1,883.7	$281.9	15.0%
Same-store service and parts revenue	$2,272.7	$2,130.3	$142.4	6.7%	$2,141.0	$1,857.2	$283.8	15.3%
Gross profit — service and parts	$1,439.4	$1,307.3	$132.1	10.1%	$1,307.3	$1,127.4	$179.9	16.0%
Same-store service and parts gross profit	$1,355.9	$1,285.6	$70.3	5.5%	$1,291.7	$1,113.0	$178.7	16.1%
Gross margin % — service and parts	59.3%	60.4%	(1.1)%	(1.8)%	60.4%	59.9%	0.5%	0.8%
Same-store service and parts gross margin %	59.7%	60.3%	(0.6)%	(1.0)%	60.3%	59.9%	0.4%	0.7%
Revenues
Service and parts revenue increased from 2021 to 2022 with an increase of 13.0% in the U.S. and an increase of 10.1% internationally. The increase in service and parts revenue is due to a $142.4 million, or 6.7%, increase in same-store revenues, coupled with a $118.7 million increase from net dealership acquisitions. Excluding $85.2 million of unfavorable foreign currency fluctuations, same-store revenue increased 10.7%. The increase in same-store revenue is due to a $123.8 million, or 8.0%, increase in customer pay revenue; a $15.6 million, or 12.2%, increase in vehicle preparation and body shop revenue; and a $3.0 million, or 0.6%, increase in warranty revenue. We believe the increase in same-store service and parts revenue is related to increases in vehicle miles traveled compared to the same period last year, coupled with our efforts to proactively increase customer pay service work and improve technician efficiency, as well as increases in effective labor rates and the retail cost of parts due to inflation.
Gross Profit
Service and parts gross profit increased from 2021 to 2022 due to a $70.3 million, or 5.5%, increase in same-store gross profit, coupled with a $61.8 million increase from net dealership acquisitions. Excluding $49.1 million of unfavorable foreign currency fluctuations, same-store gross profit increased 9.3%. The increase in same-store gross profit is due to the increase in same-store revenues, which increased gross profit by $84.9 million, partially offset by a 0.6% decrease in same-store gross margin, which decreased gross profit by $14.6 million. The increase in same-store gross profit is due to a $52.0 million, or 6.9%, increase in customer pay gross profit; a $15.2 million, or 5.4%, increase in vehicle preparation and body shop gross profit; and a $3.1 million, or 1.2%, increase in warranty gross profit.

Retail Commercial Truck Dealership Data
(In millions, except unit and per unit amounts)

			2022 vs. 2021				2021 vs. 2020
New Commercial Truck Data	2022	2021	Change	% Change	2021	2020	Change	% Change
New retail unit sales	17,932	13,000	4,932	37.9%	13,000	11,324	1,676	14.8%
Same-store new retail unit sales	14,078	10,983	3,095	28.2%	10,983	11,324	(341)	(3.0)%
New retail sales revenue	$2,308.7	$1,540.1	$768.6	49.9%	$1,540.1	$1,315.9	$224.2	17.0%
Same-store new retail sales revenue	$1,813.6	$1,322.3	$491.3	37.2%	$1,322.3	$1,315.9	$6.4	0.5%
New retail sales revenue per unit	$128,750	$118,467	$10,283	8.7%	$118,467	$116,201	$2,266	2.0%
Same-store new retail sales revenue per unit	$128,828	$120,399	$8,429	7.0%	$120,399	$116,201	$4,198	3.6%
Gross profit — new	$126.4	$80.2	$46.2	57.6%	$80.2	$50.4	$29.8	59.1%
Same-store gross profit — new	$101.7	$72.8	$28.9	39.7%	$72.8	$50.4	$22.4	44.4%
Average gross profit per new truck retailed	$7,048	$6,166	$882	14.3%	$6,166	$4,451	$1,715	38.5%
Same-store average gross profit per new truck retailed	$7,225	$6,628	$597	9.0%	$6,628	$4,451	$2,177	48.9%
Gross margin % — new	5.5%	5.2%	0.3%	5.8%	5.2%	3.8%	1.4%	36.8%
Same-store gross margin % — new	5.6%	5.5%	0.1%	1.8%	5.5%	3.8%	1.7%	44.7%
Units
Retail unit sales of new trucks increased from 2021 to 2022 due to a 3,095 unit, or 28.2%, increase in same-store new retail unit sales, coupled with a 1,837 unit increase from net dealership acquisitions. We believe the increase in same-store unit sales is primarily due to the increased replacement demand for medium- and heavy-duty trucks, coupled with the timing of production recovery from production delays during 2021, partially offset by the supply chain issues discussed above.
Revenues
New commercial truck retail sales revenue increased from 2021 to 2022 due to a $491.3 million, or 37.2%, increase in same-store revenues, coupled with a $277.3 million increase from net dealership acquisitions. The increase in same-store revenue is due to the increase in same-store new retail unit sales, which increased revenue by $398.7 million, coupled with an $8,429 per unit increase in same-store comparative average selling price, which increased revenue by $92.6 million. We believe the increase in same-store comparative average selling price is due to higher prices driven by replacement demand and surcharges initiated by the manufacturer related to supply chain challenges and cost increases for items such as commodities, logistics, and wages.

Gross Profit
New commercial truck retail gross profit increased from 2021 to 2022 due to a $28.9 million, or 39.7%, increase in same-store gross profit, coupled with a $17.3 million increase from net dealership acquisitions. The increase in same-store gross profit is due to the increase in same-store new retail unit sales, which increased gross profit by $22.3 million, coupled with a $597 per unit increase in same-store comparative average gross profit, which increased gross profit by $6.6 million. We believe the increase in same-store comparative average gross profit per unit is attributed to increased customer demand and the prolonged limited supply of new trucks available for sale, which has been caused by supply chain issues discussed above.

			2022 vs. 2021				2021 vs. 2020
Used Commercial Truck Data	2022	2021	Change	% Change	2021	2020	Change	% Change
Used retail unit sales	2,669	3,431	(762)	(22.2)%	3,431	3,826	(395)	(10.3)%
Same-store used retail unit sales	2,115	3,191	(1,076)	(33.7)%	3,191	3,826	(635)	(16.6)%
Used retail sales revenue	$301.3	$270.6	$30.7	11.3%	$270.6	$194.2	$76.4	39.3%
Same-store used retail sales revenue	$239.1	$251.3	$(12.2)	(4.9)%	$251.3	$194.2	$57.1	29.4%
Used retail sales revenue per unit	$112,900	$78,874	$34,026	43.1%	$78,874	$50,747	$28,127	55.4%
Same-store used retail sales revenue per unit	$113,072	$78,766	$34,306	43.6%	$78,766	$50,747	$28,019	55.2%
Gross profit — used	$22.0	$48.1	$(26.1)	(54.3)%	$48.1	$0.4	$47.7	11,925.0%
Same-store gross profit — used	$17.1	$44.3	$(27.2)	(61.4)%	$44.3	$0.4	$43.9	10,975.0%
Average gross profit per used truck retailed	$8,247	$14,015	$(5,768)	(41.2)%	$14,015	$97	$13,918	14,348.5%
Same-store average gross profit per used truck retailed	$8,064	$13,872	$(5,808)	(41.9)%	$13,872	$97	$13,775	14,201.0%
Gross margin % — used	7.3%	17.8%	(10.5)%	(59.0)%	17.8%	0.2%	17.6%	8,800.0%
Same-store gross margin % — used	7.2%	17.6%	(10.4)%	(59.1)%	17.6%	0.2%	17.4%	8,700.0%
Units
Retail unit sales of used trucks decreased from 2021 to 2022 due to a 1,076 unit, or 33.7%, decrease in same-store retail unit sales, partially offset by a 314 unit increase from net dealership acquisitions. We believe the decrease in same-store unit sales is primarily due to the lack of availability of used truck inventory for acquisition due to the supply chain issues discussed above as customers retained their existing truck fleet.
Revenues
Used commercial truck retail sales revenue increased from 2021 to 2022 due to a $42.9 million increase from net dealership acquisitions, partially offset by a $12.2 million, or 4.9%, decrease in same-store revenues. The decrease in same-store revenue is due to the decrease in same-store used retail unit sales, which decreased revenue by $84.8 million, partially offset by a $34,306 per unit increase in same-store comparative average selling price, which increased revenue by $72.6 million. We believe the increase in same-store comparative average selling price is primarily due to the supply constraints and lack of availability of new trucks in the market which drove higher demand for used trucks.

Gross Profit
Used commercial truck retail gross profit decreased from 2021 to 2022 due to a $27.2 million, or 61.4%, decrease in same-store gross profit, partially offset by a $1.1 million increase from net dealership acquisitions. The decrease in same-store gross profit is due to the decrease in same-store used retail unit sales, which decreased gross profit by $14.9 million, coupled with a $5,808 per unit decrease in same-store comparative average gross profit, which decreased gross profit by $12.3 million. We believe the decrease in same-store comparative average gross profit per unit is primarily due to the increased cost of acquiring used trucks.

			2022 vs. 2021				2021 vs. 2020
Service and Parts Data	2022	2021	Change	% Change	2021	2020	Change	% Change
Service and parts revenue	$852.2	$609.0	$243.2	39.9%	$609.0	$478.1	$130.9	27.4%
Same-store service and parts revenue	$653.7	$537.6	$116.1	21.6%	$537.6	$478.1	$59.5	12.4%
Gross profit — service and parts	$360.5	$257.0	$103.5	40.3%	$257.0	$207.3	$49.7	24.0%
Same-store service and parts gross profit	$277.8	$228.3	$49.5	21.7%	$228.3	$207.3	$21.0	10.1%
Gross margin % — service and parts	42.3%	42.2%	0.1%	0.2%	42.2%	43.4%	(1.2)%	(2.8)%
Same-store service and parts gross margin %	42.5%	42.5%	—%	—%	42.5%	43.4%	(0.9)%	(2.1)%
Revenues
Service and parts revenue increased from 2021 to 2022 due to a $127.1 million increase from net dealership acquisitions, coupled with a $116.1 million, or 21.6%, increase in same-store revenues. Customer pay work represented approximately 81.0% of PTG's service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The increase in same-store revenue is due to a $99.9 million, or 23.4%, increase in customer pay revenue; a $14.7 million, or 16.8%, increase in warranty revenue; and a $1.5 million, or 6.8%, increase in body shop revenue. We believe the increase in same-store service and parts revenue is being driven by the prolonged replacement cycle of trucks due to supply shortages of new trucks in the market, higher utilization by customers of existing trucks, and as a result, increased mileage accumulation across existing fleets.
Gross Profit
Service and parts gross profit increased from 2021 to 2022 due to a $54.0 million increase from net dealership acquisitions, coupled with a $49.5 million, or 21.7%, increase in same-store gross profit. The increase in same-store gross profit is due to the increase in same-store revenues, which increased gross profit by $49.5 million. The increase in same-store gross profit is due to a $39.7 million, or 25.4%, increase in customer pay gross profit; an $8.0 million, or 16.0%, increase in warranty gross profit; and a $1.8 million, or 8.4%, increase in body shop gross profit.
Commercial Vehicle Distribution and Other Data
(In millions, except unit amounts)

			2022 vs. 2021				2021 vs. 2020
Penske Australia Data	2022	2021	Change	% Change	2021	2020	Change	% Change
Commercial vehicle units (wholesale and retail)	1,229	1,628	(399)	(24.5)%	1,628	966	662	68.5%
Power systems units	1,430	1,123	307	27.3%	1,123	1,058	65	6.1%
Sales revenue	$578.8	$575.7	$3.1	0.5%	$575.7	$454.2	$121.5	26.8%
Gross profit	$157.3	$153.7	$3.6	2.3%	$153.7	$122.3	$31.4	25.7%

Penske Australia primarily distributes and services commercial vehicles, engines, and power systems. This business generated $578.8 million of revenue during 2022 compared to $575.7 million of revenue during 2021, an increase of 0.5%. This business also generated $157.3 million of gross profit during 2022 compared to $153.7 million of gross profit during 2021, an increase of 2.3%.
Excluding $50.4 million of unfavorable foreign currency fluctuations, revenues increased 9.3% primarily due to an increase in sales from our energy solutions and mining product lines, as well as an increase in sales from service and parts, partially offset by supply chain constraints. Excluding $13.4 million of unfavorable foreign currency fluctuations, gross profit increased 11.1% primarily due to an increase in commercial vehicle gross profit per unit and an increase in gross profit per unit in our power generation product lines.
Selling, General, and Administrative Data
(In millions)

			2022 vs. 2021				2021 vs. 2020
Selling, General, and Administrative Data	2022	2021	Change	% Change	2021	2020	Change	% Change
Personnel expense	$2,013.3	$1,848.9	$164.4	8.9%	$1,848.9	$1,402.4	$446.5	31.8%
Advertising expense	$122.0	$119.2	$2.8	2.3%	$119.2	$81.1	$38.1	47.0%
Rent & related expense	$370.7	$342.7	$28.0	8.2%	$342.7	$316.6	$26.1	8.2%
Other expense	$717.7	$652.1	$65.6	10.1%	$652.1	$564.4	$87.7	15.5%
Total SG&A expenses	$3,223.7	$2,962.9	$260.8	8.8%	$2,962.9	$2,364.5	$598.4	25.3%
Same-store SG&A expenses	$2,988.0	$2,900.4	$87.6	3.0%	$2,893.3	$2,334.3	$559.0	23.9%

Personnel expense as % of gross profit	41.6%	41.6%	—%	—%	41.6%	44.0%	(2.4)%	(5.5)%
Advertising expense as % of gross profit	2.5%	2.7%	(0.2)%	(7.4)%	2.7%	2.5%	0.2%	8.0%
Rent & related expense as % of gross profit	7.7%	7.7%	—%	—%	7.7%	9.9%	(2.2)%	(22.2)%
Other expense as % of gross profit	14.8%	14.7%	0.1%	0.7%	14.7%	17.9%	(3.2)%	(17.9)%
Total SG&A expenses as % of gross profit	66.6%	66.7%	(0.1)%	(0.1)%	66.7%	74.3%	(7.6)%	(10.2)%
Same-store SG&A expenses as % of same-store gross profit	66.6%	67.0%	(0.4)%	(0.6)%	66.7%	74.0%	(7.3)%	(9.9)%
Selling, general, and administrative expenses (“SG&A”) increased from 2021 to 2022 due to a $173.2 million increase from net acquisitions, coupled with an $87.6 million, or 3.0%, increase in same-store SG&A. Excluding $127.2 million of favorable foreign currency fluctuations, same-store SG&A increased 7.4%. We believe the increase in same-store SG&A expenses is primarily due to the inflationary effect on our personnel, rent, and other expenses.
SG&A expenses as a percentage of total revenue were 11.6% each year in 2022, 2021, and 2020 and as a percentage of gross profit were 66.6%, 66.7%, and 74.3%, in 2022, 2021, and 2020, respectively.
Depreciation
(In millions)

			2022 vs. 2021				2022 vs. 2021
	2022	2021	Change	% Change	2021	2020	Change	% Change
Depreciation	$127.3	$121.5	$5.8	4.8%	$121.5	$115.5	$6.0	5.2%
Depreciation increased from 2021 to 2022 due to a $7.5 million increase from net dealership acquisitions, partially offset by a $1.7 million, or 1.4%, decrease in same-store depreciation.

Floor Plan Interest Expense
(In millions)

			2022 vs. 2021				2021 vs. 2020
	2022	2021	Change	% Change	2021	2020	Change	% Change
Floor plan interest expense	$52.4	$26.2	$26.2	100.0%	$26.2	$46.3	$(20.1)	(43.4)%
Floor plan interest expense increased from 2021 to 2022 due to a $23.2 million, or 90.0%, increase in same-store floor plan interest expense, coupled with a $3.0 million increase from net acquisitions. We believe the overall increase is primarily due to increases in applicable rates, coupled with increases in amounts outstanding under floor plan arrangements.
Other Interest Expense
(In millions)

			2022 vs. 2021				2021 vs. 2020
	2022	2021	Change	% Change	2021	2020	Change	% Change
Other interest expense	$70.4	$68.6	$1.8	2.6%	$68.6	$111.0	$(42.4)	(38.2)%
Other interest expense increased from 2021 to 2022 primarily due to increases in applicable rates, partially offset by the redemption and refinancing of our 5.50% senior subordinated notes during 2021, generating interest savings.
Equity in Earnings of Affiliates
(In millions)

			2022 vs. 2021				2021 vs. 2020
	2022	2021	Change	% Change	2021	2020	Change	% Change
Equity in earnings of affiliates	$494.2	$374.5	$119.7	32.0%	$374.5	$169.0	$205.5	121.6%
Equity in earnings of affiliates increased from 2021 to 2022 due to a $124.2 million, or 34.0%, increase in earnings from our investment in PTS, coupled with the increase in earnings from our retail automotive joint ventures which were partially offset by the decrease in equity earnings from our previous joint venture in Japan as we no longer include the results of this business in this line item due to our acquiring 100% of this joint venture. We believe the increase in our PTS equity earnings is due to improved PTS operating results, most significantly in its commercial rental business due to strong utilization, a larger fleet, favorable pricing, and higher gains from the sale of revenue earning vehicles, as well as continued strong demand and profitability for commercial rental trucks and full-service leasing.
Income Taxes
(In millions)

			2022 vs. 2021				2021 vs. 2020
	2022	2021	Change	% Change	2021	2020	Change	% Change
Income taxes	$473.0	$416.3	$56.7	13.6%	$416.3	$162.7	$253.6	155.9%
Income taxes increased from 2021 to 2022 primarily due to a $251.5 million increase in our pre-tax income compared to the prior year. Our effective tax rate was 25.4% during 2022 compared to 25.9% during 2021 primarily due to fluctuations in our geographic pre-tax income mix, coupled with the increase in net income tax expense in the prior year of $10.8 million related to U.K. tax legislation changes.
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

We have historically expanded our operations through organic growth and the acquisition of dealerships and other businesses. We believe that cash flow from operations, dividends and distributions from PTS and our joint venture investments, and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our existing operations and current commitments for at least the next twelve months. In the event that economic conditions are more severely impacted than we expect due to geo-political conditions, the COVID-19 pandemic or vehicle shortages resulting from supply chain difficulties, we pursue significant acquisitions or other expansion opportunities, pursue significant repurchases of our outstanding securities, or refinance or repay existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings, which sources of funds may not necessarily be available on terms acceptable to us, if at all. In addition, our liquidity could be negatively impacted in the event we fail to comply with the covenants under our various financing and operating agreements or in the event our floor plan financing is withdrawn. Future events, including acquisitions, divestitures, new or revised operating lease agreements, borrowings or repayments under our credit agreements and our floor plan arrangements, raising capital, and purchases or refinancing of our securities, may also impact our liquidity.
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
Refer to the disclosures provided in Part II, Item 8, Note 11 of the Notes to our Consolidated Financial Statements for a description of our off-balance sheet arrangements which includes a repurchase commitment related to our floor plan credit agreement with Mercedes-Benz Financial Services Australia and Mercedes-Benz Financial Services New Zealand.
As of December 31, 2022, we had $106.5 million of cash available to fund our operations and capital commitments. In addition, we had $800.0 million, £142.0 million ($171.8 million), AU $43.3 million ($29.5 million), and $92.0 million available for borrowing under our U.S. credit agreement, U.K. credit agreement, Australia credit agreement, and the revolving mortgage facility through Toyota Motor Credit Corporation, respectively.
Securities Repurchases
From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, through a pre-arranged trading plan, pursuant to the terms of an accelerated share repurchase program, or by other means. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit agreement, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as general economic and industry conditions, the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions, the repayment of our existing indebtedness, and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. In October 2022, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities by $250 million. As of February 7, 2023, $3.6 million of that authority remained outstanding and available for repurchases. On February 16, 2023, our Board of Directors delegated to management an additional $250 million in authority to repurchase our outstanding securities, resulting in $253.6 million of authority outstanding and available for repurchases. This authority has no expiration. Refer to the disclosures provided in Part II, Item 8, Note 14 of the Notes to our Consolidated Financial Statements for a summary of shares repurchased during 2022.

Dividends
We paid the following cash dividends on our common stock in 2021 and 2022:
Per Share Dividends

2021

First Quarter	$0.43
Second Quarter	$0.44
Third Quarter	$0.45
Fourth Quarter	$0.46

2022

First Quarter	$0.47
Second Quarter	$0.50
Third Quarter	$0.53
Fourth Quarter	$0.57
We also announced a cash dividend of $0.61 per share payable on March 1, 2023, to stockholders of record as of February 10, 2023. While future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors, which may include our expectations regarding the severity and duration of the COVID-19 pandemic, vehicle production issues, the rate of inflation, including its impact on vehicle affordability, earnings, cash flow, capital requirements, restrictions relating to any then-existing indebtedness, financial condition, alternative uses of capital, and other factors, we currently expect to continue to pay comparable dividends in the future.
Vehicle Financing
Refer to the disclosures provided in Part II, Item 8, Note 9 of the Notes to our Consolidated Financial Statements for a detailed description of financing for the vehicles we purchase, including discussion of our floor plan and other revolving arrangements.
Long-Term Debt Obligations
As of December 31, 2022, we had the following long-term debt obligations outstanding:

(In millions)	December 31, 2022
U.S. credit agreement — revolving credit line	$—
U.K. credit agreement — revolving credit line	24.2
U.K. credit agreement — overdraft line of credit	—
3.50% senior subordinated notes due 2025	546.2
3.75% senior subordinated notes due 2029	495.1
Australia credit agreement	21.6
Mortgage facilities	494.3
Other	40.7
Total long-term debt	$1,622.1
As of December 31, 2022, we were in compliance with all covenants under our credit agreements, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part II, Item 8, Note 10 of the Notes to our Consolidated Financial Statements set forth below for a detailed description of our long-term debt obligations.

Short-Term Borrowings
We have five principal sources of short-term borrowings: the revolving portion of the U.S. credit agreement, the revolving portion of the U.K. credit agreement, our Australia credit agreement (which replaced our prior Australia working capital loan agreement), the revolving mortgage facility through Toyota Motor Credit Corporation, and the floor plan agreements that we utilize to finance our vehicle inventories. We are also able to access availability under the floor plan agreements to fund our cash needs.
During 2022, outstanding revolving commitments varied between $0.0 million and $282.0 million under the U.S. credit agreement, between £0.0 million and £95.0 million ($0.0 million and $114.9 million) under the U.K. credit agreement's revolving credit line (excluding the use of any overdraft facility), between AU $0.0 million and AU $29.0 million ($0.0 million and $19.8 million) under the Australia working capital loan agreement, between AU $0.0 million and AU $31.7 million ($0.0 million and $21.6 million) under the Australia credit agreement, and between $0.0 million and $205.2 million under the revolving mortgage facility through Toyota Motor Credit Corporation. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.
Interest Rate Swaps
The Company periodically uses interest rate swaps to manage interest rate risk associated with the Company's variable rate floor plan debt. In April 2020, we entered into a five-year interest rate swap agreement pursuant to which the LIBOR portion of $300.0 million of our U.S. floating rate floor plan debt was fixed at 0.5875% This arrangement was in effect through April 2025. However, we terminated this arrangement in November 2021 resulting in a realized gain of $3.0 million.
PTS Dividends
We hold a 28.9% ownership interest in PTS as noted above. Their partnership agreement requires PTS, subject to applicable law and the terms of its credit agreements, to make quarterly distributions to the partners with respect to each fiscal year by no later than 45 days after the end of each of the first three quarters of the year and by April 15 of the following year. PTS' partnership agreement and certain of its debt agreements allow partner distributions only as long as it is not in default under those agreements and the amount it pays does not exceed 50% of its consolidated net income, unless its debt-to-equity ratio is less than 3.0 to 1.0, in which case its distributions may not exceed 80% of its consolidated net income. We receive pro rata cash distributions relating to this investment, typically in April, May, August, and November of each year. During 2022, 2021, and 2020, we received $356.6 million, $165.5 million, and $72.2 million, respectively, of pro rata cash distributions relating to this investment. We currently expect to continue to receive future distributions from PTS quarterly, subject to its financial performance.
Sale/Leaseback Arrangements
We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period.
Operating Leases
We estimate the total rent obligations under our operating leases, including any extension periods that we are reasonably certain to exercise at our discretion and assuming constant consumer price indices, to be $5.4 billion. As of December 31, 2022, we were in compliance with all financial covenants under these leases consisting principally of leases for dealership and other properties, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part II, Item 8, Note 3 and Note 11 of the Notes to our Consolidated Financial Statements for a description of our operating leases.
Discontinued Operations
We had no entities newly classified as held for sale in 2022, 2021, or 2020 that met the criteria to be classified as discontinued operations. As such, results from discontinued operations represent only retail automotive dealerships and our car rental business that were classified as discontinued operations prior to the adoption of ASU No. 2014-08 on January 1, 2015.

Supplemental Guarantor Financial Information
The following is a description of the terms and conditions of the guarantees with respect to senior subordinated notes of Penske Automotive Group, Inc. (“PAG”) as the issuer of the 3.50% Notes and the 3.75% Notes (collectively the “Senior Subordinated Notes”).
Each of the Senior Subordinated Notes are unsecured, senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our 100% owned U.S. subsidiaries ("Guarantor subsidiaries"). Each of the Senior Subordinated Notes also contain customary negative covenants and events of default. If we experience certain “change of control” events specified in their respective indentures, holders of these Senior Subordinated Notes will have the option to require us to purchase for cash all or a portion of their Senior Subordinated Notes at a price equal to 101% of the principal amount of the Senior Subordinated Notes, plus accrued and unpaid interest. In addition, if we make certain asset sales and do not reinvest the proceeds thereof or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the Senior Subordinated Notes at a price equal to 100% of the principal amount of the Senior Subordinated Notes, plus accrued and unpaid interest.
Guarantor subsidiaries are directly or indirectly 100% owned by PAG, and the guarantees are full and unconditional and joint and several. The guarantees may be released under certain circumstances upon resale or transfer by us of the stock of the related guarantor or all or substantially all of the assets of the guarantor to a non-affiliate. Non-wholly owned and foreign subsidiaries of PAG do not guarantee the Senior Subordinated Notes (“Non-Guarantor subsidiaries”). The following tables present summarized financial information for PAG and the Guarantor subsidiaries on a combined basis. The financial information of PAG and Guarantor subsidiaries is presented on a combined basis; intercompany balances and transactions between PAG and Guarantor subsidiaries have been eliminated; PAG's or Guarantor subsidiaries' amounts due from, amounts due to, and transactions with non-issuer and Non-Guarantor subsidiaries and related parties are disclosed separately.
Condensed income statement information:

	PAG and Guarantor Subsidiaries
	Year Ended December 31, 2022	Year Ended December 31, 2021
Revenues	$16,093.8	$14,605.6
Gross profit	3,003.6	2,731.0
Equity in earnings of affiliates	490.0	366.2
Income from continuing operations	1,081.7	908.2
Net income	1,081.7	909.5
Net income attributable to Penske Automotive Group	1,081.7	909.5
Condensed balance sheet information:

	PAG and Guarantor Subsidiaries
	December 31, 2022	December 31, 2021
Current assets (1)	$2,600.2	$2,245.6
Property and equipment, net	1,342.8	1,264.9
Equity method investments	1,593.5	1,645.6
Other noncurrent assets	3,603.3	3,524.0
Current liabilities	2,147.5	1,843.9
Noncurrent liabilities	3,993.9	3,858.9
_______________
(1)Includes $555.5 million and $529.9 million as of December 31, 2022, and 2021, respectively, due from Non-Guarantor subsidiaries.
During the years ended December 31, 2022, and 2021, PAG received $77.9 million and $93.5 million, respectively, from Non-Guarantor subsidiaries.

Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities. The major components of these changes are discussed below.

	Year Ended December 31,
(In millions)	2022	2021	2020
Net cash provided by continuing operating activities	$1,459.0	$1,292.0	$1,201.5
Net cash used in continuing investing activities	(641.7)	(623.1)	(136.5)
Net cash used in continuing financing activities	(798.0)	(615.5)	(1,053.9)
Net cash provided by discontinued operations	—	1.3	0.3
Effect of exchange rate changes on cash and cash equivalents	(13.5)	(3.5)	10.0
Net change in cash and cash equivalents	$5.8	$51.2	$21.4
Cash Flows from Continuing Operating Activities
Cash flows from continuing operating activities includes net income, as adjusted for non-cash items and the effects of changes in working capital.
We finance substantially all of the commercial vehicles we purchase for distribution, new vehicles for retail sale (however, see Item 1A. Risk Factors for a discussion of agency), and a portion of our used vehicle inventories for retail sale under floor plan and other revolving arrangements with various lenders, including the captive finance companies associated with automotive manufacturers. We retain the right to select which, if any, financing source to utilize in connection with the procurement of vehicle inventories. Many vehicle manufacturers provide vehicle financing for the dealers representing their brands; however, it is not a requirement that we utilize this financing. Historically, our floor plan finance source has been based on aggregate pricing considerations.
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

	Year Ended December 31,
(In millions)	2022	2021	2020
Net cash from continuing operating activities as reported	$1,459.0	$1,292.0	$1,201.5
Floor plan notes payable — non-trade as reported	82.9	38.9	(230.2)
Net cash from continuing operating activities including all floor plan notes payable	$1,541.9	$1,330.9	$971.3
Cash Flows from Continuing Investing Activities
Cash flows from continuing investing activities consist primarily of cash used for capital expenditures, proceeds from the sale of dealerships, proceeds from the sale of property and equipment, and net expenditures for acquisitions and other investments. Capital expenditures were $282.5 million, $248.9 million, and $185.9 million during 2022, 2021, and 2020, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our capital expenditures with operating cash flows or borrowings under our credit agreements. Proceeds from the sale of dealerships were $13.1 million, $4.3 million, and $40.6 million during 2022, 2021, and 2020, respectively. Proceeds from the sale of property and equipment were $32.3 million, $54.9 million, and $19.8 million during 2022, 2021, and 2020, respectively. We had $393.4 million and $431.8 million of cash used in acquisitions and other investments, net of cash acquired, during 2022 and 2021, respectively, and included cash used to repay sellers' floor plan liabilities in such business acquisitions of $51.3 million and $43.0 million, respectively, compared to no cash used in acquisitions and other investments during 2020.
Cash Flows from Continuing Financing Activities
Cash flows from continuing financing activities include net borrowings or repayments of long-term debt, net repayments or borrowings of floor plan notes payable non-trade, repurchases of common stock, dividends, payments for contingent consideration, and payments for debt issuance costs.
We had net borrowings of long-term debt of $160.1 million during 2022 and net repayments of long-term debt of $212.2 million and $681.4 million during 2021 and 2020, respectively. We had net borrowings of floor plan notes payable non-trade of $82.9 million and $38.9 million during 2022 and 2021, respectively, and net repayments of floor plan notes payable non-trade of $230.2 million during 2020. In 2022, 2021, and 2020, we repurchased 8.1 million, 3.1 million, and 0.9 million shares of common stock under our securities repurchase program for $869.3 million, $280.6 million, and $29.4 million, respectively. In 2022, 2021, and 2020, we acquired 0.15 million, 0.15 million, and 0.14 million shares from employees in connection with a net share settlement feature of employee equity awards for $17.2 million, $12.9 million, and $5.0 million, respectively. We also paid $154.1 million, $142.5 million, and $68.1 million of cash dividends to our stockholders during 2022, 2021, and 2020, respectively. We made no payments to settle contingent consideration to sellers related to previous acquisitions during 2022 and 2021 compared to $31.6 million during 2020. We made payments of $0.3 million, $6.3 million, and $8.1 million for debt issuance costs during 2022, 2021, and 2020, respectively.
Related Party Transactions
Stockholders Agreement
Several of our directors and officers are affiliated with Penske Corporation or related entities. Roger Penske, our Chair of the Board and Chief Executive Officer, is also Chair of the Board and Chief Executive Officer of Penske Corporation and through entities affiliated with Penske Corporation is our largest stockholder owning approximately 51% of our outstanding common stock. Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. (collectively, “Mitsui”) own approximately 19% of our outstanding common stock. Mitsui, Penske Corporation and Penske Automotive Holdings Corp. (together with Penske Corporation, the “Penske companies”) are parties to a stockholders agreement which expires March 26, 2030. Pursuant to the stockholders agreement, the Penske companies agreed to vote their shares for two directors who are representatives of Mitsui as long as Mitsui owns in excess of 20% of our outstanding common stock, and for one director as long as Mitsui owns in excess of 10% of our outstanding common stock. Mitsui agreed to vote its shares for up to fourteen directors voted for by the Penske companies.
Other Related Party Interests and Transactions
Robert Kurnick, Jr., our President and a director, is also the Vice Chair and a director of Penske Corporation. Bud Denker, our Executive Vice President, Human Resources, is also the President of Penske Corporation. Greg Penske, the Vice Chair of our Board of Directors, is the son of our chair and is also a director of Penske Corporation. Michael Eisenson, one of our directors, is also a director of Penske Corporation. Kota Odagiri, one of our directors, is also an employee of Mitsui & Co.
We sometimes pay to and/or receive fees from Penske Corporation, its subsidiaries, and its affiliates for services rendered in the ordinary course of business or to reimburse payments made to third parties on each other's behalf. These transactions are reviewed periodically by our Audit Committee and reflect the provider's cost or an amount mutually agreed upon by both parties.
We own a 28.9% interest in PTS. PTS, discussed previously, is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui. The PTS partnership agreement, among other things, provides us with specified partner distribution and governance rights and restricts our ability to transfer our interest. The partnership previously had a six-member advisory committee, and we were entitled to appoint one of the representatives serving on the advisory committee. In February 2023, we amended the PTS partnership agreement principally to augment PTS' governance to replace the advisory committee with an eleven-member Advisory Board. We retain the right to appoint one Advisory Board member and appointed Robert H. Kurnick, Jr., our President. Lisa Davis, one of our directors, was also appointed to the expanded Advisory Board. The amended PTS partnership agreement also authorizes the Advisory Board to appoint committees with such powers and authority of the Advisory Board granted to the committee by the Advisory Board. We are entitled to designate a non-voting observer to all committees as long as we retain the right to appoint an Advisory Board member. We continue to have the right to pro rata quarterly distributions equal to at least 50% of PTS' consolidated net income, as well as specified minority rights which require our and/or Mitsui's consent for certain actions taken by PTS as specified in the PTS partnership agreement. We have also entered into other joint ventures with certain related parties as more fully discussed in Part II, Item 8, Note 12 of the Notes to our Consolidated Financial Statements.
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
Inflation
Many of the markets in which we operate are experiencing high rates of inflation. Inflation affects the price of vehicles, the price of parts, the rate of pay of our employees, consumer credit availability, and consumer demand. During 2022, used vehicle prices in particular experienced periods of high rates of inflation. Higher rates of inflation may adversely affect consumer demand and increase our costs, which may materially and adversely affect us.
Forward-Looking Statements
Certain statements and information set forth herein, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “goal,” “plan,” “seek,” “project,” “continue,” “will,” “would,” and variations of such words and similar expressions are intended to identify such forward-looking statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this report or when made, and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events, or otherwise. Forward-looking statements include, without limitation, statements with respect to:
•the impact of macro-economic and geo-political conditions and events, including their impact on new and used vehicle sales, availability of consumer credit, changes in consumer demand, consumer confidence levels, fuel prices, the rate of inflation, personal discretionary spending levels, consumer credit availability, interest rates, and unemployment rates;
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
•results of self-insurance plans;
•trends affecting the automotive or trucking industries generally, such as changes to an agency model of distribution in the U.K. and other European countries, and our future financial condition or results of operations; and
•our business strategy.
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
•we depend on the success, popularity and availability of the brands we sell, and adverse conditions affecting one or more of these vehicle manufacturers, including the adverse impact on the vehicle and parts supply chain due to natural disasters, the shortage of microchips or other components, the COVID-19 pandemic, the war in Ukraine, challenges in sourcing labor, or other disruptions that interrupt the supply of vehicles and parts to us may negatively impact our revenues and profitability;
•the number of new and used vehicles sold in our markets, which impacts our ability to generate new and used vehicle gross profit and future service and parts operations;
•the effect on our businesses of the changing retail environment due to certain manufacturers selling direct to consumers outside the franchise system, changes to an agency model of distribution in the U.K. and other European countries which will reduce reported revenues, reduce SG&A expenses, and reduce floor plan interest expense (although other impacts to our results of operations remain uncertain), and the growing number of electric vehicles;

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
•with respect to PTS, changes in the financial health of its customers, labor strikes or work stoppages by its employees, a reduction in PTS' asset utilization rates, continued availability from truck manufacturers and suppliers of vehicles and parts for its fleet, changes in values of used trucks which affects PTS' profitability on truck sales, compliance costs in regard to its trucking fleet and truck drivers, its ability to retain qualified drivers and technicians, risks associated with its participation in multi-employer pension plans, conditions in the capital markets to assure PTS' continued availability of capital to purchase trucks, the effect of changes in lease accounting rules on PTS customers' purchase/lease decisions, industry competition, new or enhanced regulatory requirements or vehicle mandates, changes in consumer sentiment regarding the transportation industry, and vulnerabilities with respect to its centralized information systems, each of which could impact distributions to us;
•we have substantial risk of loss not covered by insurance;
•we may not be able to satisfy our capital requirements for acquisitions, facility renovation projects, financing the purchase of our inventory, or refinancing of our debt when it becomes due;
•our level of indebtedness and cash required for lease obligations may limit our ability to obtain financing generally and may require that a significant portion of our cash flow be used for debt service;
•non-compliance with the financial ratios and other covenants under our credit agreements and operating leases;
•higher interest rates may significantly increase our variable rate interest costs and because many customers finance their vehicle purchases, adversely impact vehicle affordability, and decrease vehicle sales;
•our operations outside of the U.S. subject our profitability to fluctuations relating to changes in foreign currency values;
•we are dependent on continued security and availability of our information technology systems, which systems are increasingly threatened by ransomware and other cyber-attacks, and we may be subject to significant litigation, fines, penalties, and other costs under applicable privacy laws and regulations if we do not maintain our confidential customer and employee information properly;
•if we lose key personnel, especially our Chief Executive Officer, or are unable to attract additional qualified personnel;
•new or enhanced regulations in both our domestic and international markets relating to automobile dealerships and vehicle sales, including those enacted in certain European countries, Washington, California, Massachusetts, and New York banning the sale of new vehicles with gasoline engines (with regulations in Europe proposed to start as early as 2025, and California requiring 35% of all new consumer vehicles to be emission free in 2026, 68% to be emission free by 2030, and 100% to be emission free by 2035, with some allowances for plug-in hybrid vehicles);
•new or enhanced regulations, including those related to emissions standards, or changes in consumer sentiment relating to commercial truck sales that may hinder our or PTS' ability to maintain, acquire, sell, or operate trucks;

•increased tariffs, import product restrictions, and foreign trade risks that may impair our ability to sell foreign vehicles profitably;
•changes in tax, financial or regulatory rules, or requirements, including new regulations proposed by the Federal Trade Commission for automotive dealers that would change industry-accepted practices with regard to sales and advertising, require an extensive series of oral and written disclosures to consumers in regard to the sale price of vehicles, credit terms, and voluntary protection products, mandate the posting of certain pricing and other information on dealer websites, and impose burdensome recordkeeping requirements that, if adopted as proposed, may lead to additional transaction times for the sale of vehicles, complicate the transaction process, and decrease customer satisfaction and enhance compliance risk, among other effects;
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
•we are subject to a wide range of environmental laws and regulations governing the use, generation, and disposal of materials used in our ordinary course of operations, and we face potentially significant costs relating to claims, penalties, and remediation efforts in the event of non-compliance with existing and future laws and regulations which may become more stringent in the face of climate change;
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
Additional Information
Investors and others should note that we may announce material financial information using our company website (www.penskeautomotive.com), our investor relations website (investors.penskeautomotive.com), SEC filings, press releases, public conference calls, and webcasts. Information about the Company, its business, and its results of operations may also be announced by posts on the following social media channels:
•Penske Automotive Group's Twitter feed (www.twitter.com/penskecars)
•Penske Automotive Group's Facebook page (www.facebook.com/penskecars)
•Penske Automotive Group's Instagram page (www.instagram.com/penskecars)
•Penske Automotive Group's Social website (www.penskesocial.com)
The information that we post on these social media channels could be deemed to be material information. As a result, we encourage investors, the media, and others interested in Penske Automotive Group to review the information that we post on these social media channels. These channels may be updated from time to time on Penske Automotive Group's investor relations website. The information on or accessible through our websites and social media channels is not incorporated by reference in this Annual Report on Form 10-K, and our references to such content are intended to be inactive textual or oral references only.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over LIBOR, SONIA, the Bank of England Base Rate, Tokyo Interbank Offered Rate, or the Australian Bank Bill Swap Rate. Based on an average of the aggregate amounts outstanding under these facilities during the year ended December 31, 2022, a 100-basis-point change in interest rates would result in an approximate $2.9 million change to our annual other interest expense.
Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, LIBOR, SONIA, the Bank of England Base Rate, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Australian Bank Bill Swap Rate, or the New Zealand Bank Bill Benchmark Rate. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the year ended December 31, 2022, a 100 basis point change in interest rates would result in an approximate $24.3 million change to our annual floor plan interest expense.
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
Foreign Currency Exchange Rates. As of December 31, 2022, we had consolidated operations in the U.K., Germany, Italy, Japan, Canada, Australia, and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $1.10 billion change to our revenues for the year ended December 31, 2022.
We purchase certain of our new vehicles, parts, and other products from non-U.S. manufacturers. Although we purchase the majority of our inventories in the local functional currency, our business is subject to certain risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, changes in tax and tariff rates, other regulations and restrictions, and foreign currency exchange rate volatility, which may influence such manufacturers' ability to provide their products at competitive prices in the local jurisdictions. Our future results could be materially and adversely impacted by changes in these or other factors.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Under the supervision and with the participation of our management, including the principal executive and financial officers, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including our principal executive and financial officers, to allow timely discussions regarding required disclosure.
Based upon this evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, we maintain internal controls designed to provide us with the information required for accounting and financial reporting purposes.
Management's and our auditor's reports on our internal control over financial reporting are included with our financial statements filed as part of this Annual Report on Form 10-K.
Item 9B. Other Information
Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Except for the information provided pursuant to Item 12 below, the information required by Items 10 through 14 will be included in our definitive proxy statement, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2022, under the captions “Election of Directors,” “Our Corporate Governance,” “Ratification of the Selection of our Independent Auditor,” “Executive Officers,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Security Ownership of Certain Beneficial Owners and Management,” and “Related Party Transactions.” Such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides details regarding the shares of common stock issuable upon the exercise of outstanding options, warrants, and rights granted under our equity compensation plans (including individual equity compensation arrangements) as of December 31, 2022. Our equity plan is described in more detail in Part II, Item 8, Note 13 of the Notes to our Consolidated Financial Statements appearing below in this report.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (A)	Weighted average exercise price of outstanding options, warrants, and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders	—	$—	4,174,086
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	4,174,086
Securities Trading Policy and Rule 10b5-1 Trading Plans
Our securities trading policy applies to all of our directors, officers, and employees and restricts trading in our securities while in possession of material nonpublic information. The policy prohibits our directors, officers, employees, and their designees from engaging in hedging, short sales, and other trading techniques that offset any decrease in market value of our equity securities without the approval of our General Counsel, and no such approvals were granted in 2022. Our policy also provides for an approval procedure for corporate management and senior field management prior to any trading activity, requires advance approval of any securities trading plan under SEC Rule 10b5-1, or otherwise, and limits trading during designated “blackout” periods. These management personnel must request pre-approval and affirm they are not in possession of any material non-public information at that time. Approval for any individual trade will only be granted in an open trading window period, and once approved, the recipient has three business days to effect a trade or must reinitiate the pre-approval procedure. Approval of any securities trading plan is also subject to these limits, as well as approval of our General Counsel who will confirm all legal requirements of such plan, including any applicable waiting periods, before implementation of such plan is included. No officers or directors implemented Rule 10b5-1 trading plans in 2022 or 2023 year-to-date.

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
Item 16. Form 10-K Summary
None.

INDEX OF EXHIBITS
Each management contract or compensatory plan or arrangement is identified with an asterisk.

3.1	Restated Certificate of Incorporation (incorporated by reference to exhibit 3.2 to our Form 8-K filed July 2, 2007).
3.2	Amended and Restated Bylaws as of February 16, 2023 (incorporated by reference to exhibit 3.1 to our Form 8-K filed February 17, 2023).
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
4.2.1
Seventh Amendment to the Fifth Amended and Restated Credit Agreement dated April 28, 2021, among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation which includes a Conformed Copy of the Fifth Amended and Restated Credit Agreement and all amendments thereto attached as Exhibit A (incorporated by reference to exhibit 4.1 to our Form 10-Q filed April 29, 2021) (the "U.S. Credit Agreement").

4.2.2	Eighth Amendment to the U.S. Credit Agreement dated February 15, 2022 (incorporated by reference to exhibit 4.2.2 to our Form 10-K filed February 18, 2022).
4.2.3	Ninth Amendment to the U.S. Credit Agreement dated January 1, 2023 (incorporated by reference to exhibit 4.1 to our Form 8-K filed January 6, 2023).
4.2.4
Second Amended and Restated Security Agreement dated September 8, 2004, among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 10.2 to our Form 8-K filed September 10, 2004).

4.3
Amended and Restated Credit Agreement dated January 31, 2023, by and among our U.K. Subsidiaries, National Westminster Bank plc, and BMW Financial Services (GB) Limited (incorporated by reference to exhibit 4.1 to our Form 8-K filed February 3, 2023).

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
10.8
Second Amended and Restated Registration Rights Agreement among us, Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. dated March 26, 2004 (incorporated by reference to exhibit 10.2 to our Form 8-K filed March 26, 2004).

10.9.1
Stockholders Agreement by and among Mitsui & Co., Ltd., Mitsui & Co (U.S.A.), Inc., Penske Corporation and Penske Automotive Holdings Corp. dated July 30, 2013 (incorporated by reference to exhibit 46 to Amendment No. 26 to Schedule 13D filed July 30, 2013).

10.9.2
Letter Agreement re: Amendment of PAG Stockholders Agreement, dated October 20, 2017, by and among Penske Corporation, Penske Automotive Holdings Corp., Mitsui & Co. Ltd. and Mitsui & Co. (U.S.A.), Inc. (incorporated by reference to exhibit 21 of Amendment No. 29 to Schedule 13D filed October 23, 2017).

10.9.3
Letter Agreement re: Second Amendment of PAG Stockholders Agreement, dated March 27, 2018, by and among Penske Corporation, Penske Automotive Holdings Corp., Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. (incorporated by reference to exhibit 22 of Amendment No. 30 to Schedule 13D filed March 27, 2018).

10.10	Letter Agreement dated December 12, 2018, among us, Mitsui & Co., Ltd. and Mitsui & Co., (U.S.A.), Inc. (incorporated by reference to exhibit 10.2 to our Form 8-K filed December 13, 2018).
10.11	Services Agreement dated as of December 16, 2021 between us and Mitsui & Co. (U.S.A.), Inc. (incorporated by reference to exhibit 10.1 of our Form 8-K filed December 17, 2021).
10.12	Trade Name and Trademark Agreement dated May 6, 2008, between us and Penske System, Inc. (incorporated by reference to exhibit 10.1 to our Form 10-Q filed May 8, 2008).
10.13.1
Seventh Amended and Restated Agreement of Limited Partnership of Penske Truck Leasing Co., L.P. dated September 7, 2017, by and among Penske Truck Leasing Corporation, PTL GP, LLC, GE Capital Truck Leasing Holding LLC, General Electric Credit Corporation of Tennessee, MBK USA Commercial Vehicles Inc. and us (incorporated by reference to exhibit 10.3 to our Form 8-K filed September 8, 2017).

10.13.2
Amendment No. 1, dated February 6, 2023, to Seventh Amended and Restated Agreement of Limited Partnership of Penske Truck Leasing Co., L.P., dated September 8, 2017, by and among Penske Truck Leasing Corporation, PTL GP, LLC, MBK USA Commercial Vehicles Inc. and us (incorporated by reference to exhibit 10.1 to our Form 8-K filed February 8, 2023).

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

10.16.1
Penske Automotive Group 401(k) Savings and Retirement Plan Adoption Agreement executed June 24, 2022, effective July 1, 2022 (incorporated by reference to exhibit 10.1 to our Form 10-Q filed July 28, 2022).

10.16.2	Penske Automotive Group 401(k) Savings and Retirement Plan executed June 24, 2022, effective July 1, 2022 (incorporated by reference to exhibit 10.2 to our Form 10-Q filed July 28, 2022).
10.16.3	Penske Automotive Group 401(k) Amendment executed June 24, 2022, effective July 1, 2022 (incorporated by reference to exhibit 10.3 to our Form 10-Q filed July 28, 2022).
21	Subsidiary List.
22	List of Guarantor Subsidiaries under our Senior Subordinated Notes.
23.1	Consent of Deloitte & Touche LLP.
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.
32	Section 1350 Certification.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2023.

PENSKE AUTOMOTIVE GROUP, INC.

By:	/s/ Roger S. Penske
Roger S. Penske Chair of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger S. Penske	Chair of the Board and	February 21, 2023
Roger S. Penske	Chief Executive Officer (Principal Executive Officer)

/s/ Michelle Hulgrave	Executive Vice President and Chief Financial Officer	February 21, 2023
Michelle Hulgrave	(Principal Financial Officer and Principal Accounting Officer)

/s/ John D. Barr	Director	February 21, 2023
John D. Barr

/s/ Lisa Davis	Director	February 21, 2023
Lisa Davis

/s/ Michael R. Eisenson	Director	February 21, 2023
Michael R. Eisenson

/s/ Robert H. Kurnick, Jr.	Director	February 21, 2023
Robert H. Kurnick, Jr.

/s/ Wolfgang Dürheimer	Director	February 21, 2023
Wolfgang Dürheimer

/s/ Kimberly J. McWaters	Director	February 21, 2023
Kimberly J. McWaters

/s/ Greg Penske	Director	February 21, 2023
Greg Penske

/s/ Sandra E. Pierce	Director	February 21, 2023
Sandra E. Pierce

/s/ Kota Odagiri	Director	February 21, 2023
Kota Odagiri

/s/ Greg C. Smith	Director	February 21, 2023
Greg C. Smith

/s/ Ronald G. Steinhart	Director	February 21, 2023
Ronald G. Steinhart

/s/ H. Brian Thompson	Director	February 21, 2023
H. Brian Thompson

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
PENSKE AUTOMOTIVE GROUP, INC.
As of December 31, 2022, and 2021 and For the Years Ended
December 31, 2022, 2021, and 2020

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that as of December 31, 2022, the Company's internal control over financial reporting is effective based on those criteria.
Management excluded from its assessment the internal control over financial reporting at TEAM Truck Centres, which was acquired in February 2022; BMW/MINI of Escondido, which was acquired in April 2022; BMW/MINI South East England, which was acquired in April 2022; Hyundai/Genesis of Noblesville, which was acquired in May 2022; and Mercedes Benz North/West London, which was acquired in September 2022. These acquisitions constitute less than 2% of total assets and less than 2% of total revenues of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2022. Accordingly, the internal control over financial reporting at the retail automotive and retail commercial truck acquisitions made during the year ended December 31, 2022 were unaudited.
The Company's independent registered public accounting firm that audited the consolidated financial statements included in the Company's Annual Report on Form 10-K has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page F-3.
Penske Automotive Group, Inc.
February 21, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Penske Automotive Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Penske Automotive Group, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, cash flows and equity, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
As described in the accompanying Management Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at TEAM Truck Centres, which was acquired in February 2022; BMW/MINI of Escondido, which was acquired in April 2022; BMW/MINI South East England, which was acquired in April 2022; Hyundai/Genesis of Noblesville, which was acquired in May 2022; and Mercedes Benz North/West London, which was acquired in September 2022. These acquisitions constitute less than 2% of total assets and less than 2% of total revenues of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting at the retail automotive and retail commercial truck acquisitions made during the year ended December 31, 2022.
Basis for Opinions
The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
The Company's financial statements include indefinite-lived intangible assets related to franchise agreements with vehicle manufacturers and distributors, which represent the estimated value of franchises acquired in business combinations, and distribution agreements with commercial vehicle manufacturers, which represent the estimated value for distribution rights acquired in business combinations. These intangible assets have an indefinite useful life and are measured for impairment on an annual basis. The carrying value of these intangible assets is $690.9 million as of December 31, 2022.
The Company's annual impairment assessment for these intangible assets is performed on October 1 and upon the occurrence of an indicator of impairment through a comparison of its carrying amount and estimated fair value. The fair value is determined using a discounted cash flow approach, which requires management to make estimates and assumptions about revenue and profitability growth, profit margins, and the cost of capital. Changes in these estimates and assumptions could have a significant impact on the fair value of the franchise agreements. The Company's impairment analysis performed as of October 1, 2022 resulted in no impairment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenue, profitability growth, profit margin, and the selection of the cost of capital included the following, among others:
•We tested the effectiveness of controls over the intangible asset impairment analysis, including those over the inputs, assumptions, calculations, and the selection of the cost of capital.
•We evaluated the reasonableness of management's forecasts of future revenue, profitability growth, and profit margin by comparing the forecasts to:
◦Historical revenue, profitability growth, and profit margin.
◦Current industry, market, and economic trends.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the cost of capital by:
◦Testing the source information underlying the determination of the cost of capital and the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and comparing those to the cost of capital selected by management.
•We performed a sensitivity analysis of certain assumptions such as revenue growth rates, future profit margins, and weighted average cost of capital to evaluate the potential change in the fair value resulting from changes in underlying assumptions.
/s/ Deloitte & Touche LLP
Detroit, Michigan
February 21, 2023
We have served as the Company's auditor since 1999.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(In millions, except share and per share amounts)
ASSETS
Cash and cash equivalents	$106.5	$100.7
Accounts receivable, net of allowance for doubtful accounts of $6.6 and $6.8	906.7	734.0
Inventories	3,509.1	3,129.0
Other current assets	141.9	111.7
Total current assets	4,664.2	4,075.4
Property and equipment, net	2,496.5	2,442.2
Operating lease right-of-use assets	2,416.1	2,451.4
Goodwill	2,154.7	2,124.1
Other indefinite-lived intangible assets	690.9	641.5
Equity method investments	1,636.9	1,688.1
Other long-term assets	55.3	41.9
Total assets	$14,114.6	$13,464.6
LIABILITIES AND EQUITY
Floor plan notes payable	$1,565.7	$1,144.8
Floor plan notes payable — non-trade	1,430.6	1,409.9
Accounts payable	853.5	767.1
Accrued expenses and other current liabilities	788.1	870.3
Current portion of long-term debt	75.2	82.0
Liabilities held for sale	—	0.5
Total current liabilities	4,713.1	4,274.6
Long-term debt	1,546.9	1,392.0
Long-term operating lease liabilities	2,335.7	2,373.6
Deferred tax liabilities	1,121.0	1,060.4
Other long-term liabilities	223.1	269.0
Total liabilities	9,939.8	9,369.6
Commitments and contingent liabilities (Note 11)
Equity
Penske Automotive Group stockholders' equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 69,681,891 shares issued and outstanding at December 31, 2022; 77,574,172 shares issued and outstanding at December 31, 2021	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	—	42.2
Retained earnings	4,483.3	4,196.6
Accumulated other comprehensive income (loss)	(335.3)	(168.8)
Total Penske Automotive Group stockholders' equity	4,148.0	4,070.0
Non-controlling interest	26.8	25.0
Total equity	4,174.8	4,095.0
Total liabilities and equity	$14,114.6	$13,464.6
See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2022	2021	2020
	(In millions, except share and per share amounts)
Revenue:
Retail automotive dealership	$23,694.7	$22,513.3	$17,928.8
Retail commercial truck dealership	3,541.3	2,465.7	2,060.9
Commercial vehicle distribution and other	578.8	575.7	454.2
Total revenues	27,814.8	25,554.7	20,443.9
Cost of sales:
Retail automotive dealership	19,568.3	18,643.1	15,147.5
Retail commercial truck dealership	2,986.2	2,048.8	1,780.0
Commercial vehicle distribution and other	421.5	422.0	331.9
Total cost of sales	22,976.0	21,113.9	17,259.4
Gross profit	4,838.8	4,440.8	3,184.5
Selling, general and administrative expenses	3,223.7	2,962.9	2,364.5
Depreciation	127.3	121.5	115.5
Operating income	1,487.8	1,356.4	704.5
Floor plan interest expense	(52.4)	(26.2)	(46.3)
Other interest expense	(70.4)	(68.6)	(111.0)
Debt redemption costs	—	(17.0)	(8.6)
Loss on investment	—	(11.4)	—
Equity in earnings of affiliates	494.2	374.5	169.0
Income from continuing operations before income taxes	1,859.2	1,607.7	707.6
Income taxes	(473.0)	(416.3)	(162.7)
Income from continuing operations	1,386.2	1,191.4	544.9
Income from discontinued operations, net of tax	—	1.3	0.4
Net income	1,386.2	1,192.7	545.3
Less: Income attributable to non-controlling interests	6.2	4.9	1.7
Net income attributable to Penske Automotive Group common stockholders	$1,380.0	$1,187.8	$543.6
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$18.55	$14.88	$6.74
Discontinued operations	0.00	0.01	0.00
Net income attributable to Penske Automotive Group common stockholders	$18.55	$14.89	$6.74
Shares used in determining basic earnings per share	74,394,799	79,746,106	80,594,856
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$18.55	$14.88	$6.74
Discontinued operations	0.00	0.01	0.00
Net income attributable to Penske Automotive Group common stockholders	$18.55	$14.89	$6.74
Shares used in determining diluted earnings per share	74,394,799	79,746,106	80,594,856
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$1,386.2	$1,191.4	$544.9
Less: Income attributable to non-controlling interests	6.2	4.9	1.7
Income from continuing operations, net of tax	1,380.0	1,186.5	543.2
Income from discontinued operations, net of tax	—	1.3	0.4
Net income attributable to Penske Automotive Group common stockholders	$1,380.0	$1,187.8	$543.6
Cash dividends per share	$2.07	$1.78	$0.84
See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Net income	$1,386.2	$1,192.7	$545.3
Other comprehensive income (loss):
Foreign currency translation adjustment	(154.6)	(39.8)	51.3
Unrealized gain (loss) on interest rate swaps:
Unrealized gain (loss) arising during the period, net of tax (provision) benefit of $0.0, ($1.2), and $1.3, respectively	—	4.4	(3.6)
Reclassification adjustment for (gain) loss included in floor plan interest expense, net of tax provision (benefit) of $0.0, $0.3, and ($0.2), respectively	—	(1.2)	0.4
Unrealized gain (loss) on interest rate swaps, net of tax	—	3.2	(3.2)
Other adjustments to comprehensive income (loss), net	(12.8)	27.5	(5.2)
Other comprehensive income (loss), net of tax	(167.4)	(9.1)	42.9
Comprehensive income	1,218.8	1,183.6	588.2
Less: Comprehensive income attributable to non-controlling interests	5.3	4.0	2.4
Comprehensive income attributable to Penske Automotive Group common stockholders	$1,213.5	$1,179.6	$585.8
See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Operating Activities:
Net income	$1,386.2	$1,192.7	$545.3
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	127.3	121.5	115.5
Loss on investment	—	11.4	—
Earnings of equity method investments	(183.3)	(234.9)	(115.0)
Income from discontinued operations, net of tax	—	(1.3)	(0.4)
Deferred income taxes	124.2	184.8	194.3
Debt redemption costs	—	17.0	8.6
Changes in operating assets and liabilities:
Accounts receivable	(192.9)	75.6	152.7
Inventories	(444.4)	402.6	805.4
Floor plan notes payable	487.1	(628.6)	(611.0)
Accounts payable and accrued expenses	81.7	139.0	125.0
Other	73.1	12.2	(18.9)
Net cash provided by continuing operating activities	1,459.0	1,292.0	1,201.5
Investing Activities:
Purchases of property, equipment, and improvements	(282.5)	(248.9)	(185.9)
Proceeds from sale of dealerships	13.1	4.3	40.6
Proceeds from sale of property and equipment	32.3	54.9	19.8
Acquisitions net, including repayment of sellers' floor plan notes payable of $51.3, $43.0, and $0.0, respectively	(393.4)	(431.8)	—
Other	(11.2)	(1.6)	(11.0)
Net cash used in continuing investing activities	(641.7)	(623.1)	(136.5)
Financing Activities:
Proceeds from borrowings under U.S. credit agreement revolving credit line	2,101.0	1,856.0	1,797.0
Repayments under U.S. credit agreement revolving credit line	(2,101.0)	(1,964.0)	(1,734.0)
Issuance of 3.50% senior subordinated notes	—	—	550.0
Issuance of 3.75% senior subordinated notes	—	500.0	—
Repayment of 3.75% senior subordinated notes	—	—	(300.0)
Repayment of 5.375% senior subordinated notes	—	—	(300.0)
Repayment of 5.50% senior subordinated notes	—	(500.0)	—
Repayment of 5.75% senior subordinated notes	—	—	(550.0)
Net borrowings (repayments) of other long-term debt	160.1	(104.2)	(144.4)
Net borrowings (repayments) of floor plan notes payable — non-trade	82.9	38.9	(230.2)
Payments for contingent consideration	—	—	(31.6)
Repurchases of common stock	(869.3)	(280.6)	(29.4)
Dividends	(154.1)	(142.5)	(68.1)
Payment of debt issuance costs	(0.3)	(6.3)	(8.1)
Other	(17.3)	(12.8)	(5.1)
Net cash used in continuing financing activities	(798.0)	(615.5)	(1,053.9)
Discontinued operations:
Net cash provided by discontinued operating activities	—	1.3	0.3
Net cash provided by discontinued operations	—	1.3	0.3
Effect of exchange rate changes on cash and cash equivalents	(13.5)	(3.5)	10.0
Net change in cash and cash equivalents	5.8	51.2	21.4
Cash and cash equivalents, beginning of period	100.7	49.5	28.1
Cash and cash equivalents, end of period	$106.5	$100.7	$49.5
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$112.8	$95.3	$168.5
Income taxes	343.4	160.1	17.9
See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Dollars in millions)
Balance, January 1, 2020	81,084,751	$—	$320.4	$2,675.8	$(202.8)	$2,793.4	$18.2	$2,811.6
Equity compensation	335,647	—	25.8	—	—	25.8	—	25.8
Repurchases of common stock	(1,027,736)	—	(34.4)	—	—	(34.4)	—	(34.4)
Dividends ($0.84 per share)	—	—	—	(68.1)	—	(68.1)	—	(68.1)
Interest rate swaps	—	—	—	—	(3.2)	(3.2)	—	(3.2)
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	—	—	(5.0)	(5.0)
Foreign currency translation	—	—	—	—	50.6	50.6	0.7	51.3
Other	—	—	—	—	(5.2)	(5.2)	8.0	2.8
Net income	—	—	—	543.6	—	543.6	1.7	545.3
Balance, December 31, 2020	80,392,662	—	311.8	3,151.3	(160.6)	3,302.5	23.6	3,326.1
Equity compensation	443,090	—	23.9	—	—	23.9	—	23.9
Repurchases of common stock	(3,261,580)	—	(293.5)	—	—	(293.5)	—	(293.5)
Dividends ($1.78 per share)	—	—	—	(142.5)	—	(142.5)	—	(142.5)
Interest rate swaps	—	—	—	—	3.2	3.2	—	3.2
Distributions to non-controlling interest	—	—	—	—	—	—	(2.6)	(2.6)
Foreign currency translation	—	—	—	—	(38.9)	(38.9)	(0.9)	(39.8)
Other	—	—	—	—	27.5	27.5	—	27.5
Net income	—	—	—	1,187.8	—	1,187.8	4.9	1,192.7
Balance, December 31, 2021	77,574,172	—	42.2	4,196.6	(168.8)	4,070.0	25.0	4,095.0
Penske Transportation Solutions adoption of ASC 842	—	—	—	(121.6)	—	(121.6)	—	(121.6)
Equity compensation	321,866	—	26.7	—	—	26.7	—	26.7
Repurchases of common stock	(8,214,147)	—	(68.9)	(817.6)	—	(886.5)	—	(886.5)
Dividends ($2.07 per share)	—	—	—	(154.1)	—	(154.1)	—	(154.1)
Distributions to non-controlling interest	—	—	—	—	—	—	(3.5)	(3.5)
Foreign currency translation	—	—	—	—	(153.7)	(153.7)	(0.9)	(154.6)
Other	—	—	—	—	(12.8)	(12.8)	—	(12.8)
Net income	—	—	—	1,380.0	—	1,380.0	6.2	1,386.2
Balance, December 31, 2022	69,681,891	$—	$—	$4,483.3	$(335.3)	$4,148.0	$26.8	$4,174.8
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
Business Overview and Concentrations
We are a diversified international transportation services company and one of the world's premier automotive and commercial truck retailers. We operate dealerships in the United States, the United Kingdom, Canada, Germany, Italy, and Japan, and we are one of the largest retailers of commercial trucks in North America for Freightliner. We also distribute and retail commercial vehicles, diesel and gas engines, power systems, and related parts and services principally in Australia and New Zealand. We employ over 26,500 people worldwide. Additionally, we own 28.9% of Penske Transportation Solutions, a business that employs over 41,500 people worldwide, manages one of the largest, most comprehensive and modern trucking fleets in North America with over 414,500 trucks, tractors, and trailers under lease, rental, and/or maintenance contracts, and provides innovative transportation, supply chain, and technology solutions to its customers.
Retail Automotive. We are one of the largest global automotive retailers as measured by the $23.7 billion in total retail automotive dealership revenue we generated in 2022. We are diversified geographically with 58% of our total retail automotive dealership revenues in 2022 generated in the U.S. and Puerto Rico and 42% generated outside of the U.S. We offer over 35 vehicle brands with 71% of our retail automotive franchised dealership revenue in 2022 generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz, and Porsche. As of December 31, 2022, we operated 338 retail automotive franchised dealerships, of which 151 are located in the U.S. and 187 are located outside of the U.S. The franchised dealerships outside of the U.S. are located primarily in the U.K. As of December 31, 2022, we also operated 21 used vehicle dealerships, with eight dealerships in the U.S. and 13 dealerships in the U.K., which retailed used vehicles under a one price, "no-haggle" methodology under the CarShop brand.
Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services, the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts, replacement and aftermarket automotive products, and at certain of our locations, collision repair services. We operate our franchised dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry.
For the year ended December 31, 2022, BMW/MINI franchises accounted for 26% of our total retail automotive dealership revenues, Audi/Volkswagen/Porsche/Bentley franchises accounted for 21%, and Toyota/Lexus franchises accounted for 14%. No other manufacturers' franchises accounted for more than 10% of our total retail automotive dealership revenues. At December 31, 2022, and 2021, we had receivables from manufacturers of $178.9 million and $157.7 million, respectively. In addition, a large portion of our contracts in transit, which are included in accounts receivable, are due from manufacturers' captive finance companies.
During 2022, we acquired 19 retail automotive franchises, consisting of 15 franchises in the U.K. and four franchises in the U.S., and we opened two retail automotive franchises that we were awarded in the U.S. We sold one retail automotive franchise in the U.S., and we closed four locations in the U.K., consisting of two retail automotive franchises and two CarShop satellite locations.
Retail Commercial Truck Dealership. We operate Premier Truck Group (“PTG”), a heavy- and medium-duty truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations across nine U.S. states and Ontario, Canada. During February 2022, we acquired four full-service dealerships in Ontario, Canada. As of December 31, 2022, PTG operated 39 locations selling new and used trucks, parts and service, and offering collision repair services.
Penske Australia. Penske Australia is the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy- and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
vehicles, together with associated parts, across Australia, New Zealand, and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU (a Rolls-Royce solution), Detroit Diesel, Allison Transmission, and Bergen Engines. Penske Australia offers products across the on- and off-highway markets, including in the trucking, mining, power generation, defense, marine, rail, and construction sectors and supports full parts and aftersales service through a network of branches, field service locations, and dealers across the region.
Penske Transportation Solutions. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”). PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. (“Mitsui”). We account for our investment in PTL under the equity method, and we therefore record our share of PTL's earnings on our statements of income under the caption “Equity in earnings of affiliates,” which also includes the results of our other equity method investments. Penske Transportation Solutions (“PTS”) is the universal brand name for PTL's various business lines through which it is capable of meeting customers' needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental, and contract maintenance along with logistic services, such as dedicated contract carriage, distribution center management, transportation management, lead logistics provider services, and dry van truckload carrier services.
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
Contracts in Transit
Contracts in transit represent receivables from unaffiliated finance companies relating to the sale of customers' installment sales and lease contracts arising in connection with the sale of a vehicle by us. Contracts in transit, included in accounts receivable, net in our consolidated balance sheets, amounted to $281.7 million and $198.7 million as of December 31, 2022, and 2021, respectively.
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
Refer to Note 16 "Income Taxes" for additional detail on our accounting for income taxes.
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
•Franchise and distribution agreements that have limited terms have historically been renewed by us without substantial cost; and
•Manufacturers and distributors have not historically terminated our agreements.
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

For the year ended December 31, 2022, for our Retail Automotive, Retail Commercial Truck, and Other reporting units, we prepared a qualitative assessment of the carrying value of goodwill using the criteria in ASC 350-20-35-3 to determine whether it is more likely than not that a reporting unit's fair value is less than its carrying value. We concluded that for each of our reporting units, except for certain reporting units within our Retail Automotive reportable segment, that their fair values were more likely than not greater than their carrying values. For certain reporting units within our Retail Automotive reportable segment, we performed an impairment test by comparing the estimated fair value of each reporting unit with its carrying value. For the impairment test we estimated the fair value of these Retail Automotive reporting units using an “income” valuation approach. The “income” valuation approach estimates our enterprise value using a net present value model, which discounts projected free cash flows of our business using the weighted average cost of capital as the discount rate. We also validated the fair value for each reporting unit using the income approach by calculating a cash earnings multiple and determining whether the multiple was reasonable compared to recent market transactions completed by the Company or in the industry.
Investments
We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee's income each period. The net book value of our investments was $1,636.9 million and $1,688.1 million as of December 31, 2022, and 2021, respectively, including $1,590.9 million and $1,643.1 million relating to PTS as of December 31, 2022, and 2021, respectively. We currently hold a 28.9% ownership interest in PTS.
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

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.50% senior subordinated notes due 2025	$546.2	$508.7	$544.7	$560.5
3.75% senior subordinated notes due 2029	495.1	404.2	494.3	490.7
Mortgage facilities (1)	494.3	462.1	353.8	359.8
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
Dealership Finance and Insurance Sales
Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
guaranteed vehicle protection insurance, vehicle theft protection, and extended service contracts. These commissions are recorded as revenue at a point in time when the customer enters into the contract. Payment is typically due and collected within 30 days subsequent to the execution of the contract with the customer. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $38.4 million and $33.7 million as of December 31, 2022, and December 31, 2021, respectively.
Commercial Vehicle Distribution and Other
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
Defined Contribution Plans
We sponsor a number of defined contribution plans covering a significant majority of our employees. Our contributions to such plans are discretionary and are based on the level of compensation and contributions by plan participants. We incurred expenses of $36.1 million, $31.5 million, and $21.1 million relating to such plans during the years ended December 31, 2022, 2021, and 2020, respectively.
Advertising
Advertising costs are expensed as incurred or when such advertising takes place. We incurred net advertising costs of $122.0 million, $119.2 million, and $81.1 million during the years ended December 31, 2022, 2021, and 2020, respectively. Qualified advertising expenditures reimbursed by manufacturers, which are treated as a reduction of advertising expense, were $16.4 million, $15.4 million, and $13.3 million during the years ended December 31, 2022, 2021, and 2020, respectively.
Self-Insurance
We retain risk relating to certain of our general liability insurance, workers' compensation insurance, vehicle physical damage insurance, property insurance, information security risk insurance, directors and officers' insurance, and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and for certain exposures, we either have no insurance or we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $34.5 million and $33.5 million as of December 31, 2022, and 2021, respectively.
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
A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2022, 2021, and 2020 follows:

	Year Ended December 31,
	2022	2021	2020

Weighted average number of common shares outstanding	74,394,799	79,746,106	80,594,856
Effect of non-participatory equity compensation	—	—	—
Weighted average number of common shares outstanding, including effect of dilutive securities	74,394,799	79,746,106	80,594,856
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
Penske Transportation Solutions Adoption of ASC 842
On January 1, 2022, Penske Transportation Solutions, our equity method investment of which we own 28.9%, adopted ASU No. 2016-02, “Leases (Topic 842).” This guidance requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and requires lessees to classify leases as either finance or operating leases. As a result of adoption, PTS will recognize revenue for maintenance services provided as a component of its full-service leases as the services are performed. The adoption resulted in a net, after-tax cumulative effect adjustment to our retained earnings during 2022 of $121.6 million.
Recent Accounting Pronouncements
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. Additionally, entities can elect to continue applying hedge accounting for hedging relationships affected by reference rate reform if

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
certain conditions are met. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” This ASU refines the scope of ASC 848 and clarifies some of its guidance as part of the Board's monitoring of global reference rate reform activities. The ASU permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848." This ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic
848. These new standards were effective upon issuance and generally can be applied to applicable contract modifications. While our credit facility in the U.S. and many of our floorplan arrangements utilize LIBOR as a benchmark for calculating the applicable interest rate, some of our floorplan arrangements and our U.K. credit agreement have already transitioned to utilizing an alternative benchmark rate. We are continuing to evaluate the impact of the transition from LIBOR to alternative reference interest rates. We cannot predict the effect of the potential changes to or elimination of LIBOR, the establishment and use of alternative rates or benchmarks, and the corresponding effects on our cost of capital but do not expect a significant impact on our consolidated financial position, results of operations, and cash flows.
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

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
Payment is typically due and collected within 30 days subsequent to the execution of the contract with the customer. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $38.4 million and $33.7 million as of December 31, 2022, and December 31, 2021, respectively.
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
Service and parts revenue for Penske Australia represented $241.0 million, $242.8 million, and $220.3 million during the years ended December 31, 2022, 2021, and 2020, respectively.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
Retail Automotive Dealership
The following tables disaggregate our retail automotive segment revenue by product type and geographic location for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
Retail Automotive Dealership Revenue	2022	2021	2020
New vehicle	$10,050.5	$9,843.2	$8,080.5
Used vehicle	9,011.6	8,549.0	6,414.7
Finance and insurance, net	848.1	780.5	576.3
Service and parts	2,426.7	2,165.6	1,883.7
Fleet and wholesale	1,357.8	1,175.0	973.6
Total retail automotive dealership revenue	$23,694.7	$22,513.3	$17,928.8

	Year Ended December 31,
Retail Automotive Dealership Revenue	2022	2021	2020
U.S.	$13,712.7	$13,075.8	$10,270.3
U.K.	8,443.4	7,984.1	6,344.1
Germany, Italy, and Japan	1,538.6	1,453.4	1,314.4
Total retail automotive dealership revenue	$23,694.7	$22,513.3	$17,928.8
Retail Commercial Truck Dealership
The following table disaggregates our retail commercial truck segment revenue by product type for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
Retail Commercial Truck Dealership Revenue	2022	2021	2020
New truck	$2,308.7	$1,540.1	$1,315.9
Used truck	301.3	270.6	194.2
Finance and insurance, net	20.5	16.8	14.5
Service and parts	852.2	609.0	478.1
Other	58.6	29.2	58.2
Total retail commercial truck dealership revenue	$3,541.3	$2,465.7	$2,060.9

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
Commercial Vehicle Distribution and Other
Our other reportable segment relates to our Penske Australia business. Commercial vehicle distribution and other revenue was $578.8 million, $575.7 million, and $454.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Contract Balances
The following table summarizes our accounts receivable and unearned revenues as of December 31, 2022, and December 31, 2021:

	December 31, 2022	December 31, 2021
Accounts receivable
Contracts in transit	$281.7	$198.7
Vehicle receivables	235.1	197.7
Manufacturer receivables	178.9	157.7
Trade receivables	191.1	164.5

Accrued expenses
Unearned revenues	$291.7	$297.0
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
Unearned revenues primarily relate to payments received from customers prior to satisfaction of our performance obligations, such as refundable customer deposits, non-refundable customer deposits, and deferred revenues from operating leases. These amounts are presented within “Accrued expenses and other current liabilities” on our consolidated balance sheets. Of the amounts recorded as unearned revenues as of December 31, 2021, $217.7 million was recognized as revenue during the year ended December 31, 2022.
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
We estimate the total undiscounted rent obligations under these leases, including any extension periods that we are reasonably certain to exercise, to be $5.4 billion as of December 31, 2022. Some of our lease arrangements include rental payments that are adjusted based on an index or rate, such as the Consumer Price Index (CPI). As the rate implicit in the lease is generally not readily determinable for our operating leases, the discount rates used to determine the present value of our lease liability are based on our incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. Our incremental borrowing rate for a lease is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
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
In connection with the sale, relocation, and closure of certain of our franchises, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties for the years ended December 31, 2022, 2021, and 2020 was $17.9 million, $22.4 million, and $25.8 million, respectively. We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period. We do not have any material leases that have not yet commenced as of December 31, 2022.
The following table summarizes our net operating lease cost during the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Lease Cost
Operating lease cost (1)	$254.3	$250.1	$246.0
Sublease income	(17.9)	(22.4)	(25.8)
Total lease cost	$236.4	$227.7	$220.2
_________________
(1)Includes short-term leases and variable lease costs, which are immaterial.
The following table summarizes supplemental cash flow information related to our operating leases:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	248.5	249.6	234.7
Right-of-use assets obtained in exchange for operating lease liabilities, net	116.2	124.2	152.1

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
Supplemental balance sheet information related to the weighted average remaining lease term and discount rate of our leases is as follows:

	December 31, 2022	December 31, 2021
Lease Term and Discount Rate
Weighted-average remaining lease term - operating leases	25 years	25 years
Weighted-average discount rate - operating leases	6.5%	6.7%
The following table summarizes the maturity of our lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on our consolidated balance sheet as of December 31, 2022:

Maturity of Lease Liabilities	December 31, 2022
2023	$247.3
2024	240.5
2025	236.6
2026	230.3
2027	223.3
2028 and thereafter	4,173.4
Total future minimum lease payments	$5,351.4
Less: Imputed interest	(2,920.8)
Present value of future minimum lease payments	$2,430.6

Current operating lease liabilities (1)	$94.9
Long-term operating lease liabilities	2,335.7
Total operating lease liabilities	$2,430.6
____________________
(1)Included within “Accrued expenses and other current liabilities” on Consolidated Balance Sheet as of December 31, 2022.
4. Equity Method Investees
As of December 31, 2022, we had investments in the following companies that are accounted for under the equity method: the Nix Group (50%) operating automotive dealerships in Germany, Barcelona Premium SL (50%) operating automotive dealerships in Spain, and Penske Commercial Leasing Australia (28%).
We also have a 28.9% ownership interest in PTS, a leading provider of transportation and supply chain services. Our investment in PTS, which is accounted for under the equity method, amounted to $1,590.9 million and $1,643.1 million at December 31, 2022, and 2021, respectively.
The net book value of our equity method investments was $1,636.9 million and $1,688.1 million as of December 31, 2022, and 2021, respectively. We recorded $494.2 million, $374.5 million, and $169.0 million during the years ended December 31, 2022, 2021, and 2020, respectively, on our statements of income under the caption “Equity in earnings of affiliates” related to earnings from our equity method investments.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
The combined results of operations and financial position of our equity method investees as of December 31 for each of the years presented are summarized as follows:
Condensed income statement information:

	Year Ended December 31,
	2022	2021	2020
Revenues	$13,587.3	$11,526.9	$9,613.8
Gross profit	3,025.5	2,736.2	2,101.5
Net income	1,701.3	1,272.0	584.3
Condensed balance sheet information:

	December 31,
	2022	2021
Current assets	$2,126.5	$1,564.7
Noncurrent assets	17,867.9	15,203.2
Total assets	$19,994.4	$16,767.9
Current liabilities	$4,110.2	$1,642.0
Noncurrent liabilities	11,719.0	10,785.6
Equity	4,165.2	4,340.3
Total liabilities and equity	$19,994.4	$16,767.9
5. Business Combinations
During 2022, we acquired 19 retail automotive franchises, consisting of 15 franchises in the U.K. and four franchises in the U.S. We also acquired TEAM Truck Centres, a retailer of heavy- and medium-duty Freightliner and Western Star commercial trucks located in Ontario, Canada representing four full-service dealerships. The companies acquired in 2022 generated $545.0 million of revenue and $19.9 million of pre-tax income from our date of acquisition through December 31, 2022. During 2021, we acquired three retail automotive franchises in the U.S. and ten retail automotive franchises relating to our purchase of the remaining 51% interest in the Nicole Group, our former retail automotive joint venture in the greater Tokyo area of Japan. During 2021, we also acquired Kansas City Freightliner (“KCFL”), adding four full-service dealerships, four parts and service centers, and two collision centers to PTG's existing operations. In addition, we acquired McCoy Freightliner ("McCoy"), adding two full-service dealerships and a remarketing center to PTG's existing operations. Our financial statements include the results of operations of the acquired entity from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated financial statements and may be subject to adjustment pending completion of final valuation. The following table summarizes the

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Accounts receivable	$8.3	$2.4
Inventories	111.4	106.6
Other current assets	3.2	5.8
Property and equipment	134.1	102.7
Indefinite-lived intangibles	160.4	294.4
Other noncurrent assets	—	14.9
Current liabilities	(14.3)	(56.4)
Noncurrent liabilities	(9.7)	(15.7)
Total consideration	393.4	454.7
Fair value of previously held interest	—	(22.9)
Total cash used in acquisitions	$393.4	$431.8
Our following unaudited consolidated pro forma results of operations for the years ended December 31, 2022 and 2021 give effect to acquisitions consummated during 2022 and 2021 as if they had occurred on January 1, 2021:

	Year Ended December 31,
	2022	2021
Revenues	$28,254.7	$27,280.3
Income from continuing operations	1,384.6	1,220.6
Net income	1,384.6	1,221.8
Income from continuing operations per diluted common share	$18.61	$15.31
Net income per diluted common share	$18.61	$15.32
6. Inventories
Inventories consisted of the following:

	December 31,
	2022	2021
Retail automotive dealership new vehicles	$1,326.5	$869.1
Retail automotive dealership used vehicles	1,279.6	1,420.0
Retail automotive parts, accessories, and other	145.6	126.4
Retail commercial truck dealership vehicles and parts	506.2	436.7
Commercial vehicle distribution vehicles, parts, and engines	251.2	276.8
Total inventories	$3,509.1	$3,129.0
We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $53.3 million, $63.7 million, and $52.6 million during the years ended December 31, 2022, 2021, and 2020, respectively.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
7. Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2022	2021
Buildings and leasehold improvements	$2,437.9	$2,232.1
Furniture, fixtures, and equipment	960.9	1,042.1
Total	$3,398.8	$3,274.2
Less: Accumulated depreciation	(902.3)	(832.0)
Property and equipment, net	$2,496.5	$2,442.2
Approximately $30.1 million and $30.2 million of capitalized interest is included in buildings and leasehold improvements as of December 31, 2022 and 2021, respectively, and is being depreciated over the useful life of the related assets.
8. Intangible Assets
Following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the years ended December 31, 2022, and 2021 net of accumulated impairment losses recorded prior to December 31, 2012, of $606.3 million and $37.1 million, respectively:

	Goodwill	Other Indefinite-Lived Intangible Assets
Balance — December 31, 2020	$1,928.4	$563.4
Additions	209.6	84.8
Disposals	(0.6)	—
Foreign currency translation	(13.3)	(6.7)
Balance — December 31, 2021	$2,124.1	$641.5
Additions	93.8	66.6
Disposals	(1.9)	(3.7)
Foreign currency translation	(61.3)	(13.5)
Balance — December 31, 2022	$2,154.7	$690.9

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
Following is a summary of the changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2022, and 2021:

	Retail Automotive	Retail Commercial Truck	Other	Total
Balance — December 31, 2020	$1,534.8	$309.4	$84.2	$1,928.4
Additions	96.8	112.8	—	209.6
Disposals	(0.6)	—	—	(0.6)
Foreign currency translation	(8.8)	0.1	(4.6)	(13.3)
Balance — December 31, 2021	$1,622.2	$422.3	$79.6	$2,124.1
Additions	49.9	43.9	—	93.8
Disposals	(1.9)	—	—	(1.9)
Foreign currency translation	(52.6)	(3.9)	(4.8)	(61.3)
Balance — December 31, 2022	$1,617.6	$462.3	$74.8	$2,154.7
There is no goodwill recorded in our Non-Automotive Investments reportable segment.
We test for impairment of our intangible assets at least annually. We had no impairment charges relating to our intangible assets with respect to the sale or closure of certain franchised dealerships during 2022 and 2021.
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
The agreements typically grant a security interest in substantially all of the assets of our dealership and distribution subsidiaries and in the U.S., Australia, and New Zealand are guaranteed or partially guaranteed by us. Interest rates under the arrangements are variable and increase or decrease based on changes in the prime rate, LIBOR, Sterling Overnight Index Average ("SONIA"), the Bank of England Base Rate, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Tokyo Interbank Offered Rate, the Australian Bank Bill Swap Rate, or the New Zealand Bank Bill Benchmark Rate. To date, we have not experienced any material limitation with respect to the amount or availability of financing from any institution providing us vehicle financing. We also receive non-refundable credits from certain of our vehicle manufacturers, which are treated as a reduction of cost of sales as vehicles are sold.
The weighted average interest rate on floor plan borrowings was 1.9%, 0.9%, and 1.3% for 2022, 2021, and 2020, respectively. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle and all floor plan notes payable relating to pre-owned vehicles as “Floor plan notes payable — non-trade” on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
10. Long-Term Debt
Long-term debt consisted of the following:

	December 31,
	2022	2021
U.S. credit agreement — revolving credit line	$—	$—
U.K. credit agreement — revolving credit line	24.2	—
U.K. credit agreement — overdraft line of credit	—	—
3.50% senior subordinated notes due 2025	546.2	544.7
3.75% senior subordinated notes due 2029	495.1	494.3
Australia capital loan agreement	—	26.6
Australia working capital loan agreement	—	—
Australia credit agreement	21.6	—
Mortgage facilities	494.3	353.8
Other	40.7	54.6
Total long-term debt	$1,622.1	$1,474.0
Less: current portion	(75.2)	(82.0)
Net long-term debt	$1,546.9	$1,392.0
Scheduled maturities of long-term debt for each of the next five years and thereafter are as follows:

2023	$75.2
2024	30.6
2025	679.2
2026	22.4
2027	60.4
2028 and thereafter	754.3
Total long-term debt reported	$1,622.1
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
The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by substantially all of our U.S. subsidiaries and contains a number of significant operating covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay certain other indebtedness, pay dividends, create liens on assets, make investments or acquisitions, and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. credit agreement, including a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders' equity, and a ratio of debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations, and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of December 31, 2022, we had no outstanding revolver borrowings under the U.S. credit agreement.
U.K. Credit Agreement
Our subsidiaries in the U.K. (the “U.K. subsidiaries”) were party to a £150.0 million revolving credit agreement with the National Westminster Bank plc and BMW Financial Services (GB) Limited (the “U.K. credit agreement”) to be used for working capital, acquisitions, capital expenditures, investments, and general corporate purposes. We amended and restated this agreement on January 31, 2023, principally to expand the facility from £150.0 million to £200.0 million, extend the term to January 2027 (with an option to extend the term to January 2028 as described below), and provide additional flexibility with respect to the operating covenants noted below. The revolving loans bear interest between SONIA plus 1.10% and SONIA plus 2.10%. In addition, the U.K. credit agreement includes a £100.0 million “accordion” feature which allows the U.K. subsidiaries to request up to an additional £100.0 million of facility capacity, subject to certain limitations. The lenders may agree to provide additional capacity, and, if not, the U.K. subsidiaries may add an additional lender, if available, to the facility to provide such additional capacity. The U.K. subsidiaries may request an extension of the term of the U.K. credit agreement by an additional year by providing notice beginning in December 2023, with the effectiveness of such extension subject to lender approval. As of December 31, 2022, we had £20.0 million ($24.2 million) outstanding borrowings under the U.K. credit agreement.
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

The U.K. credit agreement also contains typical events of default, including change of control and non-payment of obligations and cross-defaults to other material indebtedness of our U.K. subsidiaries. Substantially all of our U.K. subsidiaries' assets are subject to security interests granted to the lenders under the U.K. credit agreement.
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
Australia Loan Agreements
Penske Australia previously was party to two facilities with Volkswagen Financial Services Australia Pty Limited representing a three-year AU $35.4 million capital loan and a one-year AU $50.0 million working capital loan. Both facilities were subject to annual extensions. These agreements each provided the lender with a secured interest in all assets of these businesses. The loans bore interest at the Australian Bank Bill Swap Rate ("BBSW") 30-day Bill Rate plus 3.0%. We terminated both of these facilities on November 18, 2022, and entered into a new AU $75.0 million credit agreement between Penske Australia and Daimler Truck Financial Services Australia Pty Ltd (the "Australia credit agreement"). The Australia credit agreement provides the lender with a secured interest in all assets of these businesses, is terminable with six months' notice, and carries an interest rate of Australian BBSW 30-day Bill Rate plus 2.29%. As of December 31, 2022, we had AU $31.7 million ($21.6 million) outstanding borrowings under the Australia credit agreement.
Mortgage Facilities
We are party to several mortgages that bear interest at defined rates and require monthly principal and interest payments. We also have a revolving mortgage facility through Toyota Motor Credit Corporation with a maximum borrowing capacity of $225 million contingent on property values and a borrowing capacity as of December 31, 2022, of $201.1 million. The facility bears interest at LIBOR plus 1.50% and expires in December 2025. As of December 31, 2022, we had $109.1 million outstanding borrowings under this mortgage facility. Our mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain franchises operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of December 31, 2022, we owed $494.3 million of principal under our mortgage facilities.
11. Commitments and Contingent Liabilities
We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of December 31, 2022, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
We lease land and facilities, including certain dealerships and office space. Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a “rent coverage” ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of the other lease covenants gives rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. Refer to the disclosures provided in Note 3 for further description of our leases. Rent expense for land and facilities for the years ended December 31, 2022, 2021, and 2020 amounted to $243.3 million, $237.9 million, and $231.8 million, respectively.
We have sold a number of dealerships to third parties and as a condition to certain of those sales, remain liable for the lease payments relating to the properties on which those businesses operate in the event of non-payment by the buyer. We are also party to lease agreements on properties that we no longer use in our retail operations that we have sublet to third parties. We rely on subtenants to pay the rent and maintain the property at these locations. In the event the subtenant does not perform as expected, we may not be able to recover amounts owed to us, and we could be required to fulfill these obligations. We believe we have made appropriate reserves relating to these locations. We currently guarantee or are otherwise liable for approximately $112.4 million of these lease payments, including lease payments during available renewal periods.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
Our floor plan credit agreements with Mercedes-Benz Financial Services Australia and Mercedes-Benz Financial Services New Zealand (“MBA”) provide us revolving loans for the acquisition of commercial vehicles for distribution to our retail network. These facilities include a commitment to repurchase dealer vehicles in the event the dealer's floor plan agreement with MBA is terminated.
We have $26.8 million of letters of credit outstanding as of December 31, 2022, and have posted $21.4 million of surety bonds in the ordinary course of business.
12. Related Party Transactions
We sometimes pay to and/or receive fees from Penske Corporation and its affiliates for services rendered in the normal course of business or to reimburse payments made to third parties on each other's behalf. These transactions are reviewed periodically by our Audit Committee and reflect the provider's cost or an amount mutually agreed upon by both parties. During 2022, 2021, and 2020, Penske Corporation and its affiliates billed us $5.1 million, $6.7 million, and $4.1 million, respectively, and we billed Penske Corporation and its affiliates $1.3 million, $38 thousand, and $30 thousand, respectively, for such services. As of December 31, 2022, and 2021, we had $50 thousand and $27 thousand of receivables from, and $0.6 million and $0.6 million of payables to, Penske Corporation and its subsidiaries, respectively.
PTS is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui. The PTS partnership agreement, among other things, provides us with specified partner distribution and governance rights and restricts our ability to transfer our interest. The partnership previously had a six-member advisory committee, and we were entitled to appoint one of the representatives serving on the advisory committee. In February 2023, we amended the PTS partnership agreement principally to augment PTS' governance to replace the advisory committee with an eleven-member Advisory Board. We retain the right to appoint one Advisory Board member and appointed Robert H. Kurnick, Jr., our President. Lisa Davis, one of our directors, was also appointed to the expanded Advisory Board. The amended PTS partnership agreement also authorizes the Advisory Board to appoint committees with such powers and authority of the Advisory Board granted to the committee by the Advisory Board. We are entitled to designate a non-voting observer to all committees as long as we retain the right to appoint an Advisory Board member.
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
In 2022, 2021, and 2020, we received $356.6 million, $165.5 million, and $72.2 million, respectively, from PTS in pro rata cash dividends. In 2014, we formed a venture with PTS, Penske Commercial Leasing Australia. This venture combines PTS' fleet operations expertise with our market knowledge of commercial vehicles to rent heavy-duty commercial vehicles in Australia. This venture is accounted for as an equity method investment as discussed in Note 4.
Joint Venture Relationships
From time to time we enter into joint venture relationships in the ordinary course of business, pursuant to which we own and operate automotive dealerships together with other investors. We may also provide these dealerships with working

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
capital and other debt financing at costs that are based on our incremental borrowing rate. As of December 31, 2022, our automotive joint venture relationships were as follows:

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
13. Stock-Based Compensation
Our key employees, outside directors, consultants, and advisors are eligible to receive stock-based compensation pursuant to the terms of our 2020 Equity Incentive Plan (the “2020 Plan”). This plan allows for the issuance of shares for stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other awards. The 2020 Plan allows for up to 5,000,000 awards, of which 4,174,086 shares of common stock were available for grant as of December 31, 2022, and terminates once all awards have been issued. Compensation expense related to our equity incentive plans were $25.5 million, $23.1 million, and $20.4 million during 2022, 2021, and 2020, respectively.
Restricted Stock
During 2022, 2021, and 2020, we granted 291,832, 439,633, and 280,830 shares, respectively, of restricted common stock and restricted stock units at no cost to participants under the plan. These awards provide dividend rights prior to vesting, and the restricted stock provides voting rights prior to vesting. The awards are subject to forfeiture and are non-transferable, which restrictions generally lapse over a four-year period from the grant date at a rate of 15%, 15%, 20% and 50% per year. We have determined that the grant date quoted market price of the underlying common stock is the appropriate measure of compensation cost. This cost is amortized as expense over the restriction period. As of December 31, 2022, there was $39.4 million of unrecognized compensation cost related to the restricted stock, which is expected to be recognized over the restricted period.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
Presented below is a summary of the status of our restricted stock as of December 31, 2022 and 2021 and changes during the year ended December 31, 2022:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
December 31, 2020	1,027,735	$47.75
Granted	439,633	65.81
Vested	(355,697)	50.85
Forfeited	(28,827)	47.61
December 31, 2021	1,082,844	$56.26	$116.1
Granted	291,832	100.53
Vested	(352,585)	53.07
Forfeited	(4,071)	62.91
December 31, 2022	1,018,020	$70.03	$117.0
14. Equity
A summary of shares repurchased under our securities repurchase program, and shares acquired, is as follows:

	Year Ended December 31,
	2022	2021	2020
Shares repurchased (1)	8,065,707	3,112,404	890,195
Aggregate purchase price	$869.3	$280.6	$29.4
Average purchase price per share	$107.78	$90.13	$33.06

Shares acquired (2)	148,440	149,176	137,541
Aggregate purchase price	$17.2	$12.9	$5.0
Average purchase price per share	$115.97	$86.78	$36.34
________________________
(1)Shares were repurchased under our securities repurchase program. We had $74.0 million in repurchase authorization remaining under the repurchase program as of December 31, 2022.
(2)Shares were acquired from employees in connection with a net share settlement feature of employee equity awards.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
15. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component and the reclassifications out of accumulated other comprehensive income (loss) during the years ended December 31, 2022, 2021, and 2020 attributable to Penske Automotive Group common stockholders follows:

	Foreign Currency Translation	Interest Rate Swaps	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2020	$(186.1)	$—	$(16.7)	$(202.8)
Other comprehensive income (loss) before reclassifications	50.6	(3.6)	(5.2)	41.8
Amounts reclassified from accumulated other comprehensive income (loss) — net of tax benefit of ($0.2)	—	0.4	—	0.4
Net current-period other comprehensive income (loss)	50.6	(3.2)	(5.2)	42.2
Balance at December 31, 2020	$(135.5)	$(3.2)	$(21.9)	$(160.6)
Other comprehensive income (loss) before reclassifications	(38.9)	4.4	27.5	(7.0)
Amounts reclassified from accumulated other comprehensive income (loss) — net of tax provision of $0.3	—	(1.2)	—	(1.2)
Net current-period other comprehensive income (loss)	(38.9)	3.2	27.5	(8.2)
Balance at December 31, 2021	$(174.4)	$—	$5.6	$(168.8)
Other comprehensive income (loss) before reclassifications	(153.7)	—	(12.8)	(166.5)
Amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	—	—	—
Net current-period other comprehensive income (loss)	(153.7)	—	(12.8)	(166.5)
Balance at December 31, 2022	$(328.1)	$—	$(7.2)	$(335.3)
16. Income Taxes
Income from continuing operations before income taxes by geographic region was as follows:

	Year Ended December 31,
	2022	2021	2020
U.S.	$1,474.5	$1,242.6	$512.4
Non-U.S.	384.7	365.1	195.2
Income from continuing operations before income taxes	$1,859.2	$1,607.7	$707.6

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
Income taxes relating to income from continuing operations consisted of the following:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$200.6	$115.7	$(78.1)
State and local	71.6	48.1	7.3
Non-U.S.	76.6	67.7	39.2
Total current	$348.8	$231.5	$(31.6)
Deferred:
Federal	98.8	129.9	165.4
State and local	17.1	33.9	22.5
Non-U.S.	8.3	21.0	6.4
Total deferred	$124.2	$184.8	$194.3
Income taxes	$473.0	$416.3	$162.7
Income taxes relating to income from continuing operations varied from the U.S. federal statutory income tax rate due to the following:

	Year Ended December 31,
	2022	2021	2020
Income taxes at federal statutory rate	$390.4	$337.6	$148.6
State and local income taxes, net of federal taxes	67.3	64.6	21.9
Non-U.S. income taxed at other rates	4.1	11.9	4.6
Rate differential from NOL carryback	—	—	(21.6)
Foreign tax credit revaluation	—	—	12.3
Other	11.2	2.2	(3.1)
Income taxes	$473.0	$416.3	$162.7

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
The components of deferred tax assets and liabilities as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
Deferred Tax Assets
Accrued liabilities	$68.9	$68.7
Net operating loss and credit carryforwards	50.5	60.7
Leasing liabilities	628.7	605.4
Other	36.6	31.0
Total deferred tax assets	784.7	765.8
Valuation allowance	(62.8)	(67.0)
Net deferred tax assets	$721.9	$698.8
Deferred Tax Liabilities
Depreciation and amortization	(314.1)	(283.8)
Partnership investments	(890.4)	(861.4)
Leasing assets	(628.7)	(605.4)
Other	(9.7)	(8.6)
Total deferred tax liabilities	(1,842.9)	(1,759.2)
Net deferred tax liabilities	$(1,121.0)	$(1,060.4)
We are not permanently reinvested in a portion of our previously taxed unremitted foreign earnings, which may be distributed in the future. At December 31, 2022, we have accrued the appropriate amount of U.S. state income taxes and foreign withholding taxes for the unremitted foreign earnings that are not permanently reinvested. We have not provided any U.S. taxes on a total temporary difference of $198.8 million related to the excess of financial reporting basis over tax basis in our non-U.S. subsidiaries as it is our position that we are permanently reinvested for this basis difference.
At December 31, 2022, we have $123.5 million of state net operating loss carryforwards in the U.S. that expire at various dates beginning in 2023 through 2040, a U.S. foreign tax credit carryforward of $32.0 million that will expire beginning in 2027, U.K. capital loss carryforwards of $5.0 million that will not expire, Germany net operating loss carryforwards of $32.1 million that will not expire, Italy net operating loss carryforwards of $0.1 million that will not expire, and Japan net operating loss carryforwards of $0.4 million that will expire in 2030. The Company used $117.5 million of state net operating loss carryforwards in the U.S. in 2022.
A valuation allowance of $0.7 million has been recorded against the state net operating loss carryforwards in the U.S. and a valuation allowance of $32.0 million has been recorded against the U.S. foreign tax credit carryforward as of December 31, 2022. A valuation allowance of $9.9 million has been recorded against German net operating losses and other deferred tax assets. A valuation allowance of $19.6 million has been recorded against U.K. deferred tax assets related to buildings as of December 31, 2022. A valuation allowance of $0.5 million has been recorded against Japan net operating losses and other deferred tax assets.
Generally accepted accounting principles relating to uncertain income tax positions prescribe a minimum recognition threshold a tax position is required to meet before being recognized and provides guidance on the derecognition,

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
measurement, classification, and disclosure relating to income taxes. The movement in uncertain tax positions for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
Uncertain tax positions — January 1	$0.5	$0.1	$0.1
Gross increase — tax position in prior periods	—	0.4	—
Gross decrease — tax position in prior periods	—	—	—
Gross increase — current period tax position	—	—	—
Settlements	—	—	—
Lapse in statute of limitations	—	—	—
Foreign exchange	—	—	—
Uncertain tax positions — December 31	$0.5	$0.5	$0.1
We have elected to include interest and penalties in our income tax expense. The total interest and penalties included within uncertain tax positions at December 31, 2022, were $0. We do not expect a significant change to the amount of uncertain tax positions within the next twelve months. Our U.S. federal returns remain open to examination for 2017, 2019, 2020, and 2021 and various U.S. state jurisdictions are open for periods ranging from 2017 through 2021. The portion of the total amount of uncertain tax positions as of December 31, 2022, that would, if recognized, impact the effective tax rate was $0.5 million.
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

	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Total
Revenues
2022	$23,694.7	$3,541.3	$578.8	$—	$27,814.8
2021	22,513.3	2,465.7	575.7	—	25,554.7
2020	17,928.8	2,060.9	454.2	—	20,443.9
Floor plan interest expense
2022	$44.5	$7.5	$0.4	$—	$52.4
2021	23.9	1.9	0.4	—	26.2
2020	39.6	5.6	1.1	—	46.3
Other interest expense
2022	$65.1	$3.9	$1.4	$—	$70.4
2021	63.8	3.3	1.5	—	68.6
2020	105.9	3.7	1.4	—	111.0
Depreciation
2022	$112.7	$10.0	$4.6	$—	$127.3
2021	108.7	7.9	4.9	—	121.5
2020	103.8	6.4	5.3	—	115.5
Equity in earnings of affiliates
2022	$3.5	$—	$—	$490.7	$494.2
2021	8.2	—	—	366.3	374.5
2020	4.4	—	—	164.6	169.0
Adjusted segment income
2022	$1,118.0	$214.7	$35.8	$490.7	$1,859.2
2021	1,046.6	160.3	34.5	366.3	1,607.7
2020	443.4	78.2	21.4	164.6	707.6

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
Total assets, equity method investments, and capital expenditures by reportable segment are as set forth in the table below:

	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Total
Total assets
2022	$10,483.3	$1,471.9	$563.6	$1,595.8	$14,114.6
2021	9,940.4	1,269.4	607.4	1,647.4	13,464.6
Equity method investments
2022	$41.1	$—	$—	$1,595.8	$1,636.9
2021	40.7	—	—	1,647.4	1,688.1
Capital expenditures
2022	$245.6	$31.2	$5.7	$—	$282.5
2021	239.4	6.3	3.2	—	248.9
2020	175.6	7.2	3.1	—	185.9
The following table presents revenue and long-lived assets (all non-current assets except goodwill, other indefinite-lived intangible assets, and operating lease right-of-use assets) by geographic area:

	Year Ended December 31,
	2022	2021	2020
Revenue from external customers:
U.S.	$16,801.7	$15,275.9	$12,105.1
Non-U.S.	11,013.1	10,278.8	8,338.8
Total revenue from external customers	$27,814.8	$25,554.7	$20,443.9
Long-lived assets, net:
U.S.	$3,001.8	$2,967.7
Non-U.S.	1,186.9	1,204.5
Total long-lived assets	$4,188.7	$4,172.2
The Company's non-U.S. operations are predominantly based in the U.K.

Schedule II
PENSKE AUTOMOTIVE GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Description	Balance at Beginning of Year	Additions	Deductions, Recoveries, & Other	Balance at End of Year
Year Ended December 31, 2022
Allowance for doubtful accounts	$6.8	$3.7	$(3.9)	$6.6
Tax valuation allowance	67.0	0.6	(4.8)	62.8
Year Ended December 31, 2021
Allowance for doubtful accounts	$5.5	$4.8	$(3.5)	$6.8
Tax valuation allowance	64.2	6.4	(3.6)	67.0
Year Ended December 31, 2020
Allowance for doubtful accounts	$5.7	$1.5	$(1.7)	$5.5
Tax valuation allowance	45.7	18.5	—	64.2