Form 10-Q
period 2023-03-31
PENSKE AUTOMOTIVE GROUP, INC.
filed 2023-04-27
CIK 1019849

4

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Registrant's telephone number, including area code:
(248) 648-2500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Voting Common Stock, par value $0.0001 per share	PAG	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 19, 2023, there were 69,000,218 shares of voting common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
	(In millions, except share and per share amounts)
ASSETS
Cash and cash equivalents	$100.6	$106.5
Accounts receivable, net of allowance for doubtful accounts of $6.7 and $6.6	920.2	906.7
Inventories	3,630.4	3,509.1
Other current assets	171.7	141.9
Total current assets	4,822.9	4,664.2
Property and equipment, net	2,566.8	2,496.5
Operating lease right-of-use assets	2,375.6	2,416.1
Goodwill	2,162.5	2,154.7
Other indefinite-lived intangible assets	692.3	690.9
Equity method investments	1,719.5	1,636.9
Other long-term assets	56.2	55.3
Total assets	$14,395.8	$14,114.6
LIABILITIES AND EQUITY
Floor plan notes payable	$1,584.2	$1,565.7
Floor plan notes payable — non-trade	1,311.9	1,430.6
Accounts payable	922.2	853.5
Accrued expenses and other current liabilities	861.1	788.1
Current portion of long-term debt	81.5	75.2
Total current liabilities	4,760.9	4,713.1
Long-term debt	1,619.8	1,546.9
Long-term operating lease liabilities	2,302.5	2,335.7
Deferred tax liabilities	1,138.0	1,121.0
Other long-term liabilities	223.2	223.1
Total liabilities	10,044.4	9,939.8
Commitments and contingent liabilities (Note 10)
Equity
Penske Automotive Group stockholders' equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 69,000,558 shares issued and outstanding at March 31, 2023; 69,681,891 shares issued and outstanding at December 31, 2022	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	—	—
Retained earnings	4,635.8	4,483.3
Accumulated other comprehensive income (loss)	(312.5)	(335.3)
Total Penske Automotive Group stockholders' equity	4,323.3	4,148.0
Non-controlling interest	28.1	26.8
Total equity	4,351.4	4,174.8
Total liabilities and equity	$14,395.8	$14,114.6
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
	(In millions, except per share amounts)
Revenue:
Retail automotive dealership	$6,299.8	$6,029.2
Retail commercial truck dealership	895.6	792.3
Commercial vehicle distribution and other	143.6	153.9
Total revenues	7,339.0	6,975.4
Cost of sales:
Retail automotive dealership	5,237.2	4,978.5
Retail commercial truck dealership	748.6	651.1
Commercial vehicle distribution and other	100.9	114.1
Total cost of sales	6,086.7	5,743.7
Gross profit	1,252.3	1,231.7
Selling, general, and administrative expenses	844.9	797.8
Depreciation	33.9	31.9
Operating income	373.5	402.0
Floor plan interest expense	(27.9)	(7.5)
Other interest expense	(20.8)	(16.5)
Equity in earnings of affiliates	82.1	119.6
Income before income taxes	406.9	497.6
Income taxes	(107.3)	(128.1)
Net income	299.6	369.5
Less: Income attributable to non-controlling interests	1.3	1.6
Net income attributable to Penske Automotive Group common stockholders	$298.3	$367.9
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Net income attributable to Penske Automotive Group common stockholders	$4.31	$4.76
Shares used in determining basic earnings per share	69.2	77.2
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Net income attributable to Penske Automotive Group common stockholders	$4.31	$4.76
Shares used in determining diluted earnings per share	69.2	77.2
Amounts attributable to Penske Automotive Group common stockholders:
Net income	$299.6	$369.5
Less: Income attributable to non-controlling interests	1.3	1.6
Net income attributable to Penske Automotive Group common stockholders	$298.3	$367.9
Cash dividends per share	$0.61	$0.47
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
	(In millions)
Net income	$299.6	$369.5
Other comprehensive income (loss):
Foreign currency translation adjustment	18.3	(28.5)
Other adjustments to comprehensive income, net	4.8	(1.2)
Other comprehensive income (loss), net of tax	23.1	(29.7)
Comprehensive income	322.7	339.8
Less: Comprehensive income attributable to non-controlling interests	1.6	1.2
Comprehensive income attributable to Penske Automotive Group common stockholders	$321.1	$338.6
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
	(In millions)
Operating Activities:
Net income	$299.6	$369.5
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	33.9	31.9
Earnings of equity method investments	(82.1)	(119.6)
Deferred income taxes	13.7	41.4
Changes in operating assets and liabilities:
Accounts receivable	(10.2)	(101.1)
Inventories	(95.2)	30.8
Floor plan notes payable	8.1	(12.9)
Accounts payable and accrued expenses	131.6	134.6
Other	11.8	6.0
Net cash provided by operating activities	311.2	380.6
Investing Activities:
Purchases of property, equipment, and improvements	(102.4)	(56.2)
Proceeds from sale of property and equipment	—	1.8
Acquisitions net, including repayment of sellers' floor plan notes payable of $0.0 and $16.5, respectively	—	(93.6)
Other	(3.1)	(1.8)
Net cash used in investing activities	(105.5)	(149.8)
Financing Activities:
Proceeds from borrowings under revolving U.S. credit agreement and mortgage facility	611.7	409.0
Repayments under revolving U.S. credit agreement and mortgage facility	(512.0)	(409.0)
Net repayments of other debt	(23.9)	(9.9)
Net (repayments) borrowings of floor plan notes payable — non-trade	(133.1)	6.5
Repurchases of common stock	(110.2)	(119.2)
Dividends	(42.3)	(36.4)
Payment of debt issuance costs	(2.0)	(0.1)
Net cash used in financing activities	(211.8)	(159.1)
Effect of exchange rate changes on cash and cash equivalents	0.2	(2.1)
Net change in cash and cash equivalents	(5.9)	69.6
Cash and cash equivalents, beginning of period	106.5	100.7
Cash and cash equivalents, end of period	$100.6	$170.3
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$47.7	$24.7
Income taxes	23.9	19.3
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	Three Months Ended March 31, 2023
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2022	69,681,891	$—	$—	$4,483.3	$(335.3)	$4,148.0	$26.8	$4,174.8
Equity compensation	208,994	—	7.8	—	—	7.8	—	7.8
Repurchases of common stock	(890,327)	—	(7.8)	(103.5)	—	(111.3)	—	(111.3)
Dividends	—	—	—	(42.3)	—	(42.3)	—	(42.3)
Distributions to non-controlling interest	—	—	—	—	—	—	(0.3)	(0.3)
Foreign currency translation	—	—	—	—	18.0	18.0	0.3	18.3
Other	—	—	—	—	4.8	4.8	—	4.8
Net income	—	—	—	298.3	—	298.3	1.3	299.6
Balance, March 31, 2023	69,000,558	$—	$—	$4,635.8	$(312.5)	$4,323.3	$28.1	$4,351.4

	Three Months Ended March 31, 2022
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2021	77,574,172	$—	$42.2	$4,196.6	$(168.8)	$4,070.0	$25.0	$4,095.0
Penske Transportation Solutions Adoption of ASC 842	—	—	—	(121.6)	—	(121.6)	—	(121.6)
Equity compensation	287,682	—	7.4	—	—	7.4	—	7.4
Repurchases of common stock	(1,203,449)	—	(49.6)	(69.6)	—	(119.2)	—	(119.2)
Dividends	—	—	—	(36.4)	—	(36.4)	—	(36.4)
Distributions to non-controlling interest	—	—	—	—	—	—	(0.6)	(0.6)
Foreign currency translation	—	—	—	—	(28.1)	(28.1)	(0.4)	(28.5)
Other	—	—	—	—	(1.2)	(1.2)	—	(1.2)
Net income	—	—	—	367.9	—	367.9	1.6	369.5
Balance, March 31, 2022	76,658,405	$—	$—	$4,336.9	$(198.1)	$4,138.8	$25.6	$4,164.4
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In millions, except share and per share amounts)
1. Interim Financial Statements
Unless the context otherwise requires, the use of the terms "PAG," "we," "us," and "our" in these Notes to the Consolidated Condensed Financial Statements refers to Penske Automotive Group, Inc. and its consolidated subsidiaries.
Business Overview and Concentrations
We are a diversified international transportation services company and one of the world's premier automotive and commercial truck retailers. We operate dealerships in the United States, the United Kingdom, Canada, Germany, Italy, and Japan, and we are one of the largest retailers of commercial trucks in North America for Freightliner. We also distribute and retail commercial vehicles, diesel and gas engines, power systems, and related parts and services principally in Australia and New Zealand. We employ over 27,000 people worldwide. Additionally, we own 28.9% of Penske Transportation Solutions, a business that employs over 43,000 people worldwide, manages one of the largest, most comprehensive and modern trucking fleets in North America with over 419,000 trucks, tractors, and trailers under lease, rental, and/or maintenance contracts, and provides innovative transportation, supply chain, and technology solutions to its customers.
Retail Automotive. We are one of the largest global automotive retailers as measured by the $23.7 billion in total retail automotive dealership revenue we generated in 2022. We are diversified geographically with 54% of our total retail automotive dealership revenues in the three months ended March 31, 2023, generated in the U.S. and Puerto Rico and 46% generated outside of the U.S. We offer over 35 vehicle brands with 72% of our retail automotive franchised dealership revenue generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz, and Porsche, in the three months ended March 31, 2023. As of March 31, 2023, we operated 333 retail automotive franchised dealerships, of which 148 are located in the U.S. and 185 are located outside of the U.S. The franchised dealerships outside of the U.S. are located primarily in the U.K. As of March 31, 2023, we also operated 20 used vehicle dealerships, with seven dealerships in the U.S. and 13 dealerships in the U.K., which retailed used vehicles under a one price, "no-haggle" methodology under the CarShop brand.
Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services, the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts, replacement and aftermarket automotive products, and at certain of our locations, collision repair services. We operate our franchised dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry. Beginning in 2023, we transitioned our Mercedes-Benz U.K. dealerships to an agency model under which these dealerships receive a fee for facilitating the sale by the manufacturer of a new vehicle but do not hold the vehicle in inventory. Vehicles sold under this agency model do not count as new retail units sold by us, and only the fee we receive from the manufacturer, not the price of the vehicle, is reported as new revenue (as opposed to previously recording all of the vehicle sale price as new revenue) with no corresponding cost of sale. We continue to provide new vehicle customer service at our Mercedes-Benz U.K. dealerships, and the Mercedes-Benz U.K. agency model is not expected to structurally change our used vehicle sales operations or service and parts operations, although the impact of the agency model at these dealerships as well as other agency models proposed by our manufacturer partners is uncertain.
During the three months ended March 31, 2023, we closed four locations in the U.S., consisting of three retail automotive franchises and one CarShop location.
Retail Commercial Truck Dealership. We operate Premier Truck Group ("PTG"), a heavy- and medium-duty truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations across nine U.S. states and Ontario, Canada. As of March 31, 2023, PTG operated 39 locations selling new and used trucks, parts and service, and offering collision repair services.
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
Penske Transportation Solutions. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. ("PTL"). PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. ("Mitsui"). We account for our investment in PTL under the equity method, and we therefore record our share of PTL's earnings on our statements of income under the caption "Equity in earnings of affiliates," which also includes the results of our other equity method investments. Penske Transportation Solutions ("PTS") is the universal brand name for PTL's various business lines through which it is capable of meeting customers' needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental, and contract maintenance along with logistic services, such as dedicated contract carriage, distribution center management, freight management, and dry van truckload carrier services.
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 is unaudited but includes all adjustments which our management believes to be necessary for the fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2022, which are included as part of our Annual Report on Form 10-K.
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

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.50% senior subordinated notes due 2025	546.5	517.5	546.2	$508.7
3.75% senior subordinated notes due 2029	495.2	428.0	495.1	404.2
Mortgage facilities (1)	590.9	564.5	494.3	462.1
_____________________
(1)In addition to fixed rate debt, our mortgage facilities also include a revolving mortgage facility through Toyota Motor Credit Corporation that bears interest at a variable rate based on LIBOR. The fair value equals the carrying value.

Disposals
The results of operations for disposals are included within net income unless they meet the criteria to be classified as held for sale and treated as discontinued operations.
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
Recent Accounting Pronouncements
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This ASU provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. Additionally, entities can elect to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain conditions are met. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope." This ASU refines the scope of ASC 848 and clarifies some of its guidance as part of the Board's monitoring of global reference rate reform activities. The ASU permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848." This ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. These new standards were effective upon issuance and generally can be applied to applicable contract modifications. While many of our floorplan arrangements utilize LIBOR as a benchmark for calculating the applicable interest rate, some of our floorplan arrangements and our U.S. and U.K. credit agreements have already transitioned to utilizing an alternative benchmark rate. We are continuing to evaluate the impact of the transition from LIBOR to alternative reference interest rates. We cannot predict the effect of the potential changes to or elimination of LIBOR, the establishment and use of alternative rates or benchmarks, and the corresponding effects on our cost of capital but do not expect a significant impact on our consolidated financial position, results of operations, and cash flows.

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
Retail Automotive and Retail Commercial Truck Dealership Revenue Recognition
Dealership Vehicle Sales. We record revenue for vehicle sales at a point in time when vehicles are delivered, which is when the transfer of title, risks and rewards of ownership, and control are considered passed to the customer. For dealerships operating under a franchise model, the amount of consideration we receive for vehicle sales is stated within the executed contract with our customer and is reduced by any non-cash consideration representing the fair value of trade-in vehicles, if applicable. Payment is typically due and collected within 30 days subsequent to transfer of control of the vehicle. For dealerships operating under an agency model, we receive a commission for each vehicle sale that we facilitate under the terms of the agency agreement with the manufacturer, which is recorded as new vehicle revenue.
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
In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $39.7 million and $38.4 million as of March 31, 2023, and December 31, 2022, respectively.
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
Service and parts revenue represented $61.3 million and $55.1 million for the three months ended March 31, 2023 and 2022, respectively, for Penske Australia.
Retail Automotive Dealership
The following tables disaggregate our retail automotive segment revenue by product type and geographic location for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
Retail Automotive Dealership Revenue	2023	2022
New vehicle	$2,721.3	$2,445.5
Used vehicle	2,297.1	2,422.9
Finance and insurance, net	206.8	217.3
Service and parts	683.0	586.2
Fleet and wholesale	391.6	357.3
Total retail automotive dealership revenue	$6,299.8	$6,029.2

	Three Months Ended March 31,
Retail Automotive Dealership Revenue	2023	2022
U.S.	$3,378.2	$3,343.6
U.K.	2,472.4	2,262.9
Germany, Italy, and Japan	449.2	422.7
Total retail automotive dealership revenue	$6,299.8	$6,029.2

Retail Commercial Truck Dealership
The following table disaggregates our retail commercial truck segment revenue by product type for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
Retail Commercial Truck Dealership Revenue	2023	2022
New truck	$600.2	$471.7
Used truck	49.5	100.3
Finance and insurance, net	5.0	6.4
Service and parts	228.0	197.0
Other	12.9	16.9
Total retail commercial truck dealership revenue	$895.6	$792.3
Commercial Vehicle Distribution and Other
Our other reportable segment relates to our Penske Australia business. Commercial vehicle distribution and other revenue was $143.6 million and $153.9 million during the three months ended March 31, 2023 and 2022, respectively.
Contract Balances
The following table summarizes our accounts receivable and unearned revenues as of March 31, 2023, and December 31, 2022:

	March 31, 2023	December 31, 2022
Accounts receivable
Contracts in transit	$246.9	$281.7
Vehicle receivables	263.6	235.1
Manufacturer receivables	193.3	178.9
Trade receivables	198.7	191.1

Accrued expenses
Unearned revenues	$280.6	$291.7
Contracts in transit represent receivables from unaffiliated finance companies relating to the sale of customers' installment sales and lease contracts arising in connection with the sale of a vehicle by us. Vehicle receivables represent receivables for any portion of the vehicle sales price not paid by the finance company. Manufacturer receivables represent amounts due from manufacturers, including incentives, holdbacks, rebates, warranty claims, and other receivables due from the factory. Trade receivables represent receivables due from customers, including amounts due for parts and service sales as well as receivables due from finance companies and others for the commissions earned on financing and commissions earned on insurance and extended service products provided by third parties. We evaluate collectability of receivables and estimate an allowance for doubtful accounts based on the age of the receivable, contractual life, historical collection experience, current conditions, and forecasts of future economic conditions, which is recorded within "Accounts receivable" on our consolidated balance sheets with our receivables presented net of the allowance.
Unearned revenues primarily relate to payments received from customers prior to satisfaction of our performance obligations, such as refundable customer deposits, non-refundable customer deposits, and deferred revenues from operating leases. These amounts are presented within "Accrued expenses and other current liabilities" on our consolidated balance sheets. Of the amounts recorded as unearned revenues as of December 31, 2022, $118.7 million was recognized as revenue during the three months ended March 31, 2023.

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
We estimate the total undiscounted rent obligations under these leases, including any extension periods that we are reasonably certain to exercise, to be $5.2 billion as of March 31, 2023. Some of our lease arrangements include rental payments that are adjusted based on an index or rate, such as the Consumer Price Index (CPI). As the rate implicit in the lease is generally not readily determinable for our operating leases, the discount rates used to determine the present value of our lease liability are based on our incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. Our incremental borrowing rate for a lease is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
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
In connection with the sale, relocation, and closure of certain of our dealerships, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties for the three months ended March 31, 2023 and 2022 was $4.2 million and $5.1 million, respectively. We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period. We do not have any material leases that have not yet commenced as of March 31, 2023.

The following table summarizes our net operating lease cost during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Lease Cost
Operating lease cost (1)	$64.4	$63.4
Sublease income	(4.2)	(5.1)
Total lease cost	$60.2	$58.3
_________________
(1)Includes short-term leases and variable lease costs, which are immaterial.
The following table summarizes supplemental cash flow information related to our operating leases:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$64.0	$62.0
Right-of-use assets modified or obtained in exchange for operating lease liabilities, net	$(23.2)	$12.9
Supplemental balance sheet information related to the weighted average remaining lease term and discount rate of our leases is as follows:

	March 31, 2023	December 31, 2022
Lease Term and Discount Rate
Weighted-average remaining lease term - operating leases	25 years	25 years
Weighted-average discount rate - operating leases	6.5%	6.5%
The following table summarizes the maturity of our lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on our consolidated condensed balance sheet as of March 31, 2023:

Maturity of Lease Liabilities	March 31, 2023
2023 (1)	$241.9
2024	239.0
2025	234.9
2026	227.8
2027	221.1
2028	211.5
2029 and thereafter	3,860.7
Total future minimum lease payments	$5,236.9
Less: Imputed interest	(2,844.1)
Present value of future minimum lease payments	$2,392.8

Current operating lease liabilities (2)	$90.3
Long-term operating lease liabilities	2,302.5
Total operating lease liabilities	$2,392.8
____________________
(1)Excludes the three months ended March 31, 2023.
(2)Included within "Accrued expenses and other current liabilities" on Consolidated Condensed Balance Sheet as of March 31, 2023.

4. Inventories
Inventories consisted of the following:

	March 31, 2023	December 31, 2022
Retail automotive dealership new vehicles	$1,429.1	$1,326.5
Retail automotive dealership used vehicles	1,285.5	1,279.6
Retail automotive parts, accessories, and other	147.5	145.6
Retail commercial truck dealership vehicles and parts	483.3	506.2
Commercial vehicle distribution vehicles, parts, and engines	285.0	251.2
Total inventories	$3,630.4	$3,509.1
We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $13.3 million and $15.2 million during the three months ended March 31, 2023 and 2022, respectively.
5. Business Combinations
During the three months ended March 31, 2023, we made no acquisitions. During the three months ended March 31, 2022, we acquired TEAM Truck Centres, a retailer of heavy- and medium-duty Freightliner and Western Star commercial trucks located in Ontario, Canada representing four full-service dealerships. Our financial statements include the results of operations of the acquired entity from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements and may be subject to adjustment pending completion of final valuation. The following table summarizes the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the three months ended March 31, 2022:

March 31,
2022
Accounts receivable	$—
Inventories	21.9
Other current assets	0.1
Property and equipment	10.0
Indefinite-lived intangibles	64.6
Other noncurrent assets	—
Current liabilities	(2.9)
Noncurrent liabilities	(0.1)
Total cash used in acquisitions	$93.6
Our following unaudited consolidated pro forma results of operations for the three months ended March 31, 2022, give effect to acquisitions consummated during 2022 as if they had occurred effective at the beginning of the period:

Three Months Ended March 31,
2022
Revenues	$7,223.9
Net income attributable to Penske Automotive Group common stockholders	372.1
Net income per diluted common share	$4.82

6. Intangible Assets
Following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the three months ended March 31, 2023:

	Goodwill	Other Indefinite- Lived Intangible Assets
Balance, January 1, 2023	$2,154.7	$690.9
Additions	—	—
Disposals	—	—
Foreign currency translation	7.8	1.4
Balance, March 31, 2023	$2,162.5	$692.3
As of March 31, 2023, the goodwill balance within our Retail Automotive, Retail Commercial Truck, and Other reportable segments was $1,626.5 million, $462.4 million, and $73.6 million, respectively. There is no goodwill recorded in our Non-Automotive Investments reportable segment.
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
The agreements typically grant a security interest in substantially all of the assets of our dealership and distribution subsidiaries and in the U.S., Australia, and New Zealand are guaranteed or partially guaranteed by us. Interest rates under the arrangements are variable and increase or decrease based on changes in the prime rate, the Secured Overnight Financing Rate ("SOFR"), LIBOR, the Sterling Overnight Index Average ("SONIA"), the Bank of England Base Rate, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Tokyo Interbank Offered Rate, the Australian Bank Bill Swap Rate, or the New Zealand Bank Bill Benchmark Rate. To date, we have not experienced any material limitation with respect to the amount or availability of financing from any institution providing us vehicle financing. We also receive non-refundable credits from certain of our vehicle manufacturers, which are treated as a reduction of cost of sales as vehicles are sold.
The weighted average interest rate on floor plan borrowings was 4.0% and 1.2% for the three months ended March 31, 2023 and 2022, respectively. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle and all floor plan notes payable relating to pre-owned vehicles as "Floor plan notes payable — non-trade" on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.
8. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average shares of voting common stock outstanding, including unvested restricted stock awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average shares of voting common stock outstanding, adjusted for the dilutive impact of unissued shares paid to directors as compensation. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022 follows:

	Three Months Ended March 31,
	2023	2022
Weighted average number of common shares outstanding	69,201,232	77,224,165
Effect of non-participatory equity compensation	17,629	25,000
Weighted average number of common shares outstanding, including effect of dilutive securities	69,218,861	77,249,165
9. Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2023	December 31, 2022
U.S. credit agreement — revolving credit line	$—	$—
U.K. credit agreement — revolving credit line	—	24.2
3.50% senior subordinated notes due 2025	546.5	546.2
3.75% senior subordinated notes due 2029	495.2	495.1
Australia credit agreement	26.2	21.6
Mortgage facilities	590.9	494.3
Other	42.5	40.7
Total long-term debt	1,701.3	1,622.1
Less: current portion	(81.5)	(75.2)
Net long-term debt	$1,619.8	$1,546.9
U.S. Credit Agreement
On April 20, 2023, we entered into the Tenth Amendment (the “Amendment”) to our U.S. credit agreement with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (as amended, the “U.S. Credit Agreement”) principally to increase the facility borrowing capacity from $800 million to $1.2 billion, add an additional lender, Daimler Truck Financial Services USA LLC, and provide us with additional flexibility in regard to the operating covenants discussed below.

As amended, the U.S. Credit Agreement provides for up to $1.2 billion in revolving loans for working capital, acquisitions, capital expenditures, investments and other general corporate purposes, and provides up to an additional $75 million of letters of credit. The U.S. Credit Agreement now provides for a maximum of $400 million of borrowings for foreign acquisitions and expires on September 30, 2025. The interest rate on revolving loans has transitioned from LIBOR based loans to Secured Overnight Financing Rate based loans (SOFR), but the interest rate is expected to be unchanged from the previous rates of LIBOR plus 1.50%, subject to an incremental 1.50% for uncollateralized borrowings in excess of a defined borrowing base.
The U.S. credit agreement is fully and unconditionally guaranteed on a joint and several basis by substantially all of our U.S. subsidiaries and contains a number of significant operating covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, repay certain other indebtedness, pay dividends, create liens on assets, make investments or acquisitions, and engage in mergers or consolidations. We are also required to comply with specified financial and other tests and ratios, each as defined in the U.S. credit agreement, including a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders' equity, and a ratio of debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA"). A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed.
The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations, and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of March 31, 2023, we had no outstanding revolver borrowings under the U.S. credit agreement.
U.K. Credit Agreement
Our subsidiaries in the U.K. (the "U.K. subsidiaries") previously were party to a £150.0 million revolving credit agreement with the National Westminster Bank plc and BMW Financial Services (GB) Limited (the "U.K. credit agreement") to be used for working capital, acquisitions, capital expenditures, investments, and general corporate purposes. We amended and restated this agreement on January 31, 2023, principally to expand the facility from £150.0 million to £200.0 million, extend the term to January 2027 (with an option to extend the term to January 2028 as described below), and provide additional flexibility with respect to the operating covenants noted below. The revolving loans bear interest between SONIA plus 1.10% and SONIA plus 2.10%. In addition, the U.K. credit agreement includes a £100.0 million "accordion" feature which allows the U.K. subsidiaries to request up to an additional £100.0 million of facility capacity, subject to certain limitations. The lenders may agree to provide additional capacity, and, if not, the U.K. subsidiaries may add an additional lender, if available, to the facility to provide such additional capacity. The U.K. subsidiaries may request an extension of the term of the U.K. credit agreement by an additional year by providing notice beginning in December 2023, with the effectiveness of such extension subject to lender approval. As of March 31, 2023, we had no outstanding borrowings under the U.K. credit agreement.
The U.K. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries and contains a number of significant covenants that, among other things, limit the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions, and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with defined ratios and tests, including a ratio of earnings before interest, taxes, amortization, and rental payments ("EBITAR") to interest plus rental payments, a measurement of maximum capital expenditures, and a debt to EBITDA ratio. A breach of these requirements would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed.
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
Each of these notes are our unsecured, senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our 100% owned U.S. subsidiaries. Each also contain customary negative covenants and events of default. If we experience certain "change of control" events specified in the indentures, holders of these notes will have the option to require us to purchase for cash all or a portion of their notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest. In addition, if we make certain asset sales and do not reinvest the proceeds thereof or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest.
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
Australia Loan Agreements
Penske Australia previously was party to two facilities with Volkswagen Financial Services Australia Pty Limited representing a three-year AU $35.4 million capital loan and a one-year AU $50.0 million working capital loan. Both facilities were subject to annual extensions. These agreements each provided the lender with a secured interest in all assets of these businesses. The loans bore interest at the Australian Bank Bill Swap Rate ("BBSW") 30-day Bill Rate plus 3.0%. We terminated both of these facilities on November 18, 2022, and entered into a new AU $75.0 million credit agreement between Penske Australia and Daimler Truck Financial Services Australia Pty Ltd (the "Australia credit agreement"). The Australia credit agreement provides the lender with a secured interest in all assets of these businesses, is terminable with six months' notice, and carries an interest rate of Australian BBSW 30-day Bill Rate plus 2.29%. As of March 31, 2023, we had AU $39.2 million ($26.2 million) outstanding borrowings under the Australia credit agreement.
Mortgage Facilities
We are party to mortgages that bear interest at defined rates and require monthly principal and interest payments. We also have a revolving mortgage facility through Toyota Motor Credit Corporation with a maximum borrowing capacity of $300.0 million contingent on property values and a borrowing capacity as of March 31, 2023, of $251.8 million. The facility bears interest at LIBOR plus 1.50% and expires in December 2025. As of March 31, 2023, we had $208.8 million outstanding borrowings under this mortgage facility. Our mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain dealerships operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of March 31, 2023, we owed $590.9 million of principal under our mortgage facilities.
10. Commitments and Contingent Liabilities
We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of March 31, 2023, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
Our floor plan credit agreements with Mercedes-Benz Financial Services Australia and Mercedes-Benz Financial Services New Zealand ("MBA") provide us revolving loans for the acquisition of commercial vehicles for distribution to our retail network. These facilities include a commitment to repurchase dealer vehicles in the event the dealer's floor plan agreement with MBA is terminated.
We have $26.8 million of letters of credit outstanding and $19.0 million of bank guarantees as of March 31, 2023, and have posted $21.5 million of surety bonds in the ordinary course of business.
11. Equity
During the three months ended March 31, 2023, we repurchased 890,327 shares of our common stock for $110.2 million, or an average of $123.76 per share, under our securities repurchase program approved by our Board of Directors. In February 2023, our Board of Directors delegated to management an additional $250 million in authority to repurchase our outstanding securities, of which $214.1 million remained outstanding as of March 31, 2023.

12. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component and the reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2023 and 2022, respectively, attributable to Penske Automotive Group common stockholders follows:
Three Months Ended March 31, 2023

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(328.1)	$(7.2)	$(335.3)
Other comprehensive income (loss) before reclassifications	18.0	4.8	22.8
Amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	—	—
Net current period other comprehensive income (loss)	18.0	4.8	22.8
Balance at March 31, 2023	$(310.1)	$(2.4)	$(312.5)
Three Months Ended March 31, 2022

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$(174.4)	$5.6	$(168.8)
Other comprehensive income (loss) before reclassifications	(28.1)	(1.2)	(29.3)
Amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	—	—
Net current period other comprehensive income (loss)	(28.1)	(1.2)	(29.3)
Balance at March 31, 2022	$(202.5)	$4.4	$(198.1)
13. Segment Information
Our operations are organized by management into operating segments by line of business and geography. We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations which includes our investment in PTS and other various investments. The Retail Automotive reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and our retail automotive joint ventures. The individual dealership operations included in the Retail Automotive reportable segment represent six operating segments: Eastern, Central, and Western United States, Used Vehicle Dealerships United States, International, and Used Vehicle Dealerships International. These operating segments have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and/or used vehicles, service, parts, and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals), and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). Revenue and segment income for the three months ended March 31, 2023 and 2022 follows:
Three Months Ended March 31,

	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Intersegment Elimination	Total
Revenues
2023	$6,299.8	$895.6	$143.6	$—	$—	$7,339.0
2022	6,029.2	$792.3	$153.9	$—	$—	$6,975.4
Segment income
2023	$256.7	$57.1	$12.1	$81.0	$—	$406.9
2022	309.9	$58.5	$10.5	$118.7	$—	$497.6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, our other periodic reports filed with the Securities and Exchange Commission, and "Forward-Looking Statements." We have acquired and disposed of certain businesses during the periods presented and addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Our financial statements include the results of operations of those businesses from the date acquired or divested or when they commenced operations. Our period-to-period results of operations may vary depending on the dates of acquisitions or disposals.
Overview
We are a diversified international transportation services company and one of the world's premier automotive and commercial truck retailers. We operate dealerships in the United States, the United Kingdom, Canada, Germany, Italy, and Japan, and we are one of the largest retailers of commercial trucks in North America for Freightliner. We also distribute and retail commercial vehicles, diesel and gas engines, power systems, and related parts and services principally in Australia and New Zealand. We employ over 27,000 people worldwide. Additionally, we own 28.9% of Penske Transportation Solutions, a business that employs over 43,000 people worldwide, manages one of the largest, most comprehensive and modern trucking fleets in North America with over 419,000 trucks, tractors, and trailers under lease, rental, and/or maintenance contracts, and provides innovative transportation, supply chain, and technology solutions to its customers.
Business Overview
During the three months ended March 31, 2023, our business generated $7.3 billion in total revenue, which is comprised of approximately $6.3 billion from retail automotive dealerships, $895.6 million from retail commercial truck dealerships, and $143.6 million from commercial vehicle distribution and other operations. We generated $1.3 billion in gross profit, which is comprised of $1.1 billion from retail automotive dealerships, $147.0 million from retail commercial truck dealerships, and $42.7 million from commercial vehicle distribution and other operations.
Retail Automotive. We are one of the largest global automotive retailers as measured by the $23.7 billion in total retail automotive dealership revenue we generated in 2022. We are diversified geographically with 54% of our total retail automotive dealership revenues in the three months ended March 31, 2023, generated in the U.S. and Puerto Rico and 46% generated outside of the U.S. We offer over 35 vehicle brands with 72% of our retail automotive franchised dealership revenue generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz, and Porsche, in the three months ended March 31, 2023. As of March 31, 2023, we operated 333 retail automotive franchised dealerships, of which 148 are located in the U.S. and 185 are located outside of the U.S. The franchised dealerships outside of the U.S. are located primarily in the U.K. As of March 31, 2023, we also operated 20 used vehicle dealerships, with seven dealerships in the U.S. and 13 dealerships in the U.K., which retailed used vehicles under a one price, "no-haggle" methodology under the CarShop brand. We retailed and wholesaled, including agency units, more than 147,000 vehicles in the three months ended March 31, 2023.
Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services, the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts, replacement and aftermarket automotive products, and at certain of our locations, collision repair services. We operate our franchised dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry. Beginning in 2023, we transitioned our Mercedes-Benz U.K. dealerships to an agency model. Under an agency model, our Mercedes-Benz U.K. dealerships do not hold the vehicle in inventory and no longer record a unit sale. However, the dealership receives a fee for facilitating the sale of the new vehicle by the manufacturer which is recorded in revenue. We continue to provide new vehicle customer service at our Mercedes-Benz U.K. dealerships, and the Mercedes-Benz U.K. agency model is not expected to structurally change our used vehicle sales operations or service and parts operations, although the impact of the agency model at these dealerships as well as other agency models proposed by our manufacturer partners is uncertain.
During the three months ended March 31, 2023, we closed four locations in the U.S., consisting of three retail automotive franchises and one CarShop location. Retail automotive dealerships represented 85.8% of our total revenues and 84.9% of our total gross profit in the three months ended March 31, 2023.

Retail Commercial Truck Dealership. We operate Premier Truck Group ("PTG"), a heavy- and medium-duty truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations across nine U.S. states and Ontario, Canada. As of March 31, 2023, PTG operated 39 locations selling new and used trucks, parts and service, and offering collision repair services. We retailed and wholesaled 5,287 new and used trucks in the three months ended March 31, 2023. This business represented 12.2% of our total revenues and 11.7% of our total gross profit in the three months ended March 31, 2023.
Penske Australia. Penske Australia is the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy- and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand, and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU (a Rolls-Royce solution), Detroit Diesel, Allison Transmission, and Bergen Engines. Penske Australia offers products across the on- and off-highway markets, including in the trucking, mining, power generation, defense, marine, rail, and construction sectors and supports full parts and aftersales service through a network of branches, field service locations, and dealers across the region. These businesses represented 2.0% of our total revenues and 3.4% of our total gross profit in the three months ended March 31, 2023.
Penske Transportation Solutions. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. ("PTL"). PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. ("Mitsui"). We account for our investment in PTL under the equity method, and we therefore record our share of PTL's earnings on our statements of income under the caption "Equity in earnings of affiliates," which also includes the results of our other equity method investments. Penske Transportation Solutions ("PTS") is the universal brand name for PTL's various business lines through which it is capable of meeting customers' needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental, and contract maintenance along with logistic services, such as dedicated contract carriage, distribution center management, freight management, and dry van truckload carrier services. We recorded $80.8 million and $118.5 million in equity earnings from this investment for the three months ended March 31, 2023 and 2022, respectively.
Outlook
Retail Automotive. During the three months ended March 31, 2023, U.S. industry new light vehicle sales increased 8.4%, as compared to the same period last year, to 3.6 million units, and U.K. new vehicle registrations increased 18.4%, as compared to the same period last year, to 494,260 registrations. We believe the year over year increase in new vehicle sales and registrations is primarily attributable to continued consumer demand for new vehicles, an increasing supply of new vehicles available for sale, an increase in fleet sales in the U.S., and an increase in company car sales in the U.K. Our new vehicle days' supply is 26 as of March 31, 2023, compared to 25 as of December 31, 2022. Our used vehicle days' supply has proved to be more resilient with a 39 days' supply as of March 31, 2023, compared to 53 as of December 31, 2022. While we expect increasing new vehicle availability throughout 2023, continued production disruptions and supply shortages could result in suppressed new and used vehicle sales volumes which would impact the availability and affordability of new and used vehicles. When the supply of new vehicles improves, we may experience reduced new and used vehicle gross profit together with higher sales volumes.
During the three months ended March 31, 2023, our premium/luxury unit sales in the U.K. increased as compared to the same period last year. In the U.K., premium/luxury unit sales, which account for over 91% of our new unit sales, increased 6.5%, and the overall U.K. market increased 18.4% as compared to the same period last year.
Representatives of the U.K. government have proposed a ban on the sale of gasoline engines in new cars and new vans that would take effect as early as 2030 and a ban on the sale of gasoline hybrid engines in new cars and new vans as early as 2035 while also providing government incentives on certain electric vehicles to entice consumers to transition from internal combustion vehicles to electric vehicles. During the three months ended March 31, 2023, sales of diesel-powered vehicles decreased 7.2%, petrol-powered vehicles increased 20.6%, and non-diesel/petrol vehicles increased 22.4%, as compared to the same period last year. In the U.K., new registrations of electric vehicles, including Battery Electric Vehicle (BEV), Plug-in Hybrid Electric Vehicle (PHEV), and Hybrid Electric Vehicle (HEV), represented 35.2% of the overall market for the three months ended March 31, 2023, compared to 34.0% for the same period last year, and represented 31.5% of our U.K. new unit sales, compared with 22.6% over the same prior year period.
Retail Commercial Truck Dealership. During the three months ended March 31, 2023, North American sales of Class 6-8 medium- and heavy-duty trucks, the vehicles sold by our PTG business, increased 23.3% from the same period last year to 117,136 units. The Class 6-7 medium-duty truck market increased 19.6% from the same period last year to 38,805 units, and Class 8 heavy-duty trucks, the largest North American market, increased 25.2% from the same period last year to 78,331 units. Although new truck inventory levels are increasing, supply constraints and backlogs remain, and we expect demand for Class 8 commercial trucks to remain strong, driven by replacement demand. When the supply of commercial trucks improves to historical levels, we may experience reduced new and used commercial truck gross profit per unit together with higher sales volumes. The Class 6-8 medium- and heavy-duty truck backlog is 326,636 units according to data published by ACT Research.
Commercial Vehicle Distribution and Other. During the three months ended March 31, 2023, the Australian heavy-duty truck market reported sales of 3,615 units, representing an increase of 20.0% from the same period last year, while the New Zealand market reported sales of 1,005 units, representing an increase of 25.6% from the same period last year. New generation Western Star and MAN trucks were launched in Australia during the fourth quarter of 2022 with inventory availability anticipated to increase throughout 2023. The off-highway sector remains strong with nearly all heavy-duty engine allocation sold out for 2023, predominantly serving the data center and mining markets.
Penske Transportation Solutions. A majority of PTS' revenue is generated by multi-year contracts for full-service leasing, contract maintenance, and logistics services. During the first quarter, PTS continued to expand its managed fleet with over 419,000 trucks, tractors, and trailers under lease, rental, and/or maintenance contracts. PTS continues to expect strong demand for commercial rental trucks and full-service leasing, partially offset by a decrease in the gains from the sale of vehicles and a decrease in consumer rental utilization, coupled with increased costs for inflation and interest.
As described in "Forward-Looking Statements," there are a number of factors that could cause actual results to differ materially from our expectations, including those discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, and our other periodic reports filed with the Securities and Exchange Commission.
Operating Overview
Automotive and commercial truck dealerships represent over 95% and 75% of our revenue and our earnings before taxes, respectively. Income from our PTS investment represents approximately 20% of our earnings before taxes. New and used vehicle revenues typically include sales to retail customers, agency customers, fleet customers, and leasing companies providing consumer leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, sales of third-party insurance policies, commissions relating to the sale of finance and lease contracts to third parties, and the sales of certain other products. Service and parts revenues include fees paid by customers for repair, maintenance and collision services, and the sale of replacement parts and other aftermarket accessories as well as warranty repairs that are reimbursed directly by various vehicle manufacturers.
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
Aggregate revenue and gross profit increased $363.6 million, or 5.2%, and increased $20.6 million, or 1.7%, respectively, during the three months ended March 31, 2023, compared to the same period in 2022.
As exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to weaken against the U.S. Dollar, our U.K. results of operations would translate into less U.S. Dollar reported results. Foreign currency average rate fluctuations decreased revenue and gross profit by $294.2 million and $43.9 million, respectively, for the three months ended March 31, 2023. Foreign currency average rate fluctuations decreased earnings per share by approximately $0.11 per share for the three months ended March 31, 2023. Excluding the impact of foreign currency average rate fluctuations, revenue and gross profit increased 9.4% and increased 5.2%, respectively, for the three months ended March 31, 2023.
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
Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories that are secured by those vehicles. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing, and includes interest relating to our retail commercial truck dealership and commercial vehicle distribution and other operations. The cost of our variable rate indebtedness is based on the prime rate, the London Interbank Offered Rate ("LIBOR"), the Secured Overnight Financing Rate ("SOFR"), the Sterling Overnight Index Average ("SONIA"), the Bank of England Base Rate, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Tokyo Interbank Offered Rate, the Australian Bank Bill Swap Rate, and the New Zealand Bank Bill Benchmark Rate.
Regulatory authorities in the U.S. have announced their intention to stop compelling banks to submit rates for the calculation of LIBOR, ending after June 30, 2023, for the LIBOR tenors that are relevant to our business. Many of our floorplan arrangements utilize LIBOR as a benchmark for calculating the applicable interest rate, although some of our floorplan arrangements and our U.S. and U.K. credit agreements have already transitioned to utilizing an alternative benchmark rate. We cannot predict the effect of the potential changes to or elimination of LIBOR or the establishment and use of alternative rates or benchmarks and the corresponding effects on our cost of capital.
The future success of our business is dependent upon, among other things, macro-economic, geo-political, and industry conditions and events, including their impact on new and used vehicle sales, the availability of consumer credit, changes in consumer demand, consumer confidence levels, fuel prices, personal discretionary spending levels, interest rates, and unemployment rates; our ability to obtain vehicles and parts from our manufacturers, especially in light of supply chain disruptions due to natural disasters, the shortage of microchips or other components, the COVID-19 pandemic, the war in Ukraine, challenges in sourcing labor, or other disruptions; changes in the retail model either from direct sales by manufacturers, a transition to an agency model of sales, sales by online competitors, or from the expansion of electric vehicles; the continued effect of COVID-19 on the global economy, including our ability to react effectively to changing business conditions in light of the COVID-19 pandemic; the rate of inflation, including its impact on vehicle affordability; changes in interest rates and foreign currency exchange rates; our ability to consummate and integrate acquisitions; with respect to PTS, changes in the financial health of its customers, labor strikes, or work stoppages by its employees, a reduction in PTS' asset utilization rates, continued availability from truck manufacturers and suppliers of vehicles and parts for its fleet, changes in values of used trucks which affects PTS' profitability on truck sales and regulatory risks and related compliance costs; our ability to realize returns on our significant capital investment in new and upgraded dealership facilities; our ability to navigate a rapidly changing automotive and truck landscape; our ability to respond to new or enhanced regulations in both our domestic and international markets relating to automotive dealerships and vehicles sales, including those related to emissions standards, as well as changes in consumer sentiment relating to commercial truck sales that may hinder our or PTS' ability to maintain, acquire, sell, or operate trucks; the success of our distribution of commercial vehicles, engines, and power systems; natural disasters; recall initiatives or other disruptions that interrupt the supply of vehicles or parts to us; the outcome of legal and administrative matters, and other factors over which management has limited control. See Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, and our other periodic reports filed with the Securities and Exchange Commission.
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
The accounting policies and estimates that we believe to be most dependent upon the use of estimates and assumptions are revenue recognition, goodwill and other indefinite-lived intangible assets, investments, income taxes, and lease recognition. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Annual Report on Form 10-K for additional detail and discussion of these critical accounting policies and estimates.

There have been no material changes in critical accounting policies and estimates as described in our most recent Annual Report.
Refer to Part I, Item 1, Note 1 and Note 3 of the Notes to our Consolidated Condensed Financial Statements for disclosures regarding estimates and judgments related to lease recognition. Refer to Part I, Item 1, Note 2 of the Notes to our Consolidated Condensed Financial Statements for disclosures regarding estimates and judgments related to revenue recognition. Refer to "Income Taxes" within Part I, Item 1, Note 1 of the Notes to our Consolidated Condensed Financial Statements for disclosures regarding estimates and judgments related to income taxes.
Results of Operations
The following tables present comparative financial data relating to our operating performance in the aggregate and on a "same-store" basis. Dealership results are included in same-store comparisons when we have consolidated the acquired entity during the entirety of both periods being compared. As an example, if a dealership were acquired on January 15, 2021, the results of the acquired entity would be included in annual same-store comparisons beginning with the year ended December 31, 2023, and in quarterly same-store comparisons beginning with the quarter ended June 30, 2022.
Beginning in 2023, we transitioned our Mercedes-Benz U.K. dealerships to an agency model under which these dealerships receive a fee for facilitating the sale by the manufacturer of a new vehicle but do not hold the vehicle in inventory. Vehicles sold under this agency model do not count as new retail units sold by us, and only the fee we receive from the manufacturer, not the price of the vehicle, is reported as new revenue (as opposed to previously recording all of the vehicle sale price as new revenue) with no corresponding cost of sale. We have therefore presented below units sold under this model as "Agency units" beginning in 2023. Moreover, our retail automotive revenue per unit retailed and related gross profit per unit retailed for new vehicles excludes agency unit sales and associated revenue.
Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022
Retail Automotive Dealership New Vehicle Data
(In millions, except unit and per unit amounts)

			2023 vs. 2022
New Vehicle Data	2023	2022	Change	% Change
New retail unit sales	47,662	45,528	2,134	4.7%
Same-store new retail unit sales	46,200	45,246	954	2.1%
New agency unit sales	6,933	—	6,933	nm
Same-store new agency unit sales	5,874	—	5,874	nm
New sales revenue	$2,721.3	$2,445.5	$275.8	11.3%
Same-store new sales revenue	$2,646.8	$2,434.7	$212.1	8.7%
New retail sales revenue per unit (excluding agency)	$56,822	$53,714	$3,108	5.8%
Same-store new retail sales revenue per unit (excluding agency)	$57,058	$53,810	$3,248	6.0%
Gross profit — new	$313.8	$311.4	$2.4	0.8%
Same-store gross profit — new	$305.4	$310.6	$(5.2)	(1.7)%
Average gross profit per new vehicle (excluding agency)	$6,315	$6,840	$(525)	(7.7)%
Same-store average gross profit per new vehicle (excluding agency)	$6,383	$6,866	$(483)	(7.0)%
Gross margin % — new	11.5%	12.7%	(1.2)%	(9.4)%
Same-store gross margin % — new	11.5%	12.8%	(1.3)%	(10.2)%
Retail Units (excluding agency)
Retail unit sales of new vehicles increased from 2022 to 2023 due to a 1,180 unit increase from net dealership acquisitions, coupled with a 954 unit, or 2.1%, increase in same-store new retail unit sales. Same-store retail units decreased 3.2% in the U.S. and increased 12.1% internationally. Overall, new retail unit sales decreased 1.7% in the U.S. and increased 16.6% internationally. We believe the increase in same-store retail unit sales in the U.K. is primarily due to continued consumer demand for new vehicles and increasing new vehicle availability, partially offset by the transition to the agency model for certain brands which are not included as retail sales. We believe the decrease in same-store retail unit sales in the U.S. is primarily due to the lack of inventory availability of certain non-premium brands.

Revenues
New vehicle sales revenue increased from 2022 to 2023 due to a $212.1 million, or 8.7%, increase in same-store revenues, coupled with a $63.7 million increase from net dealership acquisitions and partially offset by the transition to agency for certain brands in the U.K causing us to no longer record the vehicle sales price as revenue. Excluding $89.1 million of unfavorable foreign currency fluctuations, same-store new revenue increased 12.4%. Same-store revenue (excluding agency) increased due to a $3,248 per unit increase in same-store comparative average retail selling price (notwithstanding a $1,996 per retail unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $147.0 million, coupled with the increase in same-store new retail unit sales, which increased revenue by $54.4 million. We believe the increase in same-store comparative average retail selling price (excluding agency) is primarily due to the prolonged low supply of certain non-premium new vehicles brands available for sale and the cost increases initiated by the manufacturers.
Gross Profit
Retail gross profit from new vehicle sales increased from 2022 to 2023 due to a $7.6 million increase from net dealership acquisitions, partially offset by a $5.2 million, or 1.7%, decrease in same-store gross profit and partially offset by the transition to agency for certain brands in the U.K. Excluding $10.4 million of unfavorable foreign currency fluctuations, same-store gross profit increased 1.7%. Same-store gross profit (excluding agency) decreased due to a $483 per unit decrease in same-store comparative average gross profit (including a $287 per retail unit decrease attributable to unfavorable foreign currency fluctuations), which decreased gross profit by $21.9 million, partially offset by the increase in same-store new retail sales, which increased retail gross profit by $6.1 million. We believe the decrease in same-store comparative average retail gross profit per unit (excluding agency) is primarily due to an increasing supply of certain premium new vehicle brands available for sale.

Retail Automotive Dealership Used Vehicle Data
(In millions, except unit and per unit amounts)

			2023 vs. 2022
Used Vehicle Data	2023	2022	Change	% Change
Used retail unit sales	67,836	68,231	(395)	(0.6)%
Same-store used retail unit sales	65,545	67,029	(1,484)	(2.2)%
Used retail sales revenue	$2,297.1	$2,422.9	$(125.8)	(5.2)%
Same-store used retail sales revenue	$2,216.3	$2,387.8	$(171.5)	(7.2)%
Used retail sales revenue per unit	$33,863	$35,510	$(1,647)	(4.6)%
Same-store used retail sales revenue per unit	$33,813	$35,624	$(1,811)	(5.1)%
Gross profit — used	$122.6	$155.8	$(33.2)	(21.3)%
Same-store gross profit — used	$119.3	$154.4	$(35.1)	(22.7)%
Average gross profit per used vehicle retailed	$1,808	$2,284	$(476)	(20.8)%
Same-store average gross profit per used vehicle retailed	$1,821	$2,303	$(482)	(20.9)%
Gross margin % — used	5.3%	6.4%	(1.1)%	(17.2)%
Same-store gross margin % — used	5.4%	6.5%	(1.1)%	(16.9)%
Units
Retail unit sales of used vehicles decreased from 2022 to 2023 due to a 1,484 unit, or 2.2%, decrease in same-store used retail unit sales, partially offset by a 1,089 unit increase from net dealership acquisitions. Our same-store units decreased 6.5% in the U.S. and increased 1.2% internationally. Same-store retail units for our U.S. and U.K. CarShop used vehicle dealerships decreased 7.1% and increased 3.8%, respectively. Overall, our used units decreased 6.3% in the U.S. and increased 3.9% internationally. We believe the increase in same-store unit sales in the U.K. is primarily due to improved vehicle availability. We believe the decrease in same-store unit sales in the U.S. is primarily being impacted by higher interest rates and inflation impacting the affordability of vehicles.

Revenues
Used vehicle retail sales revenue decreased from 2022 to 2023 due to a $171.5 million, or 7.2%, decrease in same-store revenues, partially offset by a $45.7 million increase from net dealership acquisitions. Excluding $125.8 million of unfavorable foreign currency fluctuations, same-store used retail revenue decreased 1.9%. The decrease in same-store revenue is due to a $1,811 per unit decrease in same-store comparative average selling price (including a $1,919 per unit decrease attributable to unfavorable foreign currency fluctuations), which decreased revenue by $118.7 million, coupled with the decrease in same-store used retail unit sales, which decreased revenue by $52.8 million. The average sales price per unit for our CarShop used vehicle dealerships decreased 3.8% to $20,879. We believe the decrease in same-store comparative average selling price is primarily due to the low overall vehicle inventory availability in the prior period which caused historically high used unit prices.
Gross Profit
Retail gross profit from used vehicle sales decreased from 2022 to 2023 due to a $35.1 million, or 22.7%, decrease in same-store gross profit, partially offset by a $1.9 million increase from net dealership acquisitions. Excluding $5.8 million of unfavorable foreign currency fluctuations, same-store gross profit decreased 19.0%. The decrease in same-store gross profit is due to a $482 per unit decrease in same-store comparative average gross profit (including a $87 per unit decrease attributable to unfavorable foreign currency fluctuations), which decreased gross profit by $31.6 million, coupled with the decrease in same-store used retail unit sales, which decreased gross profit by $3.5 million. The average gross profit per unit for our CarShop used vehicle dealerships decreased 17.0% to $631. We believe the decrease in same-store comparative average gross profit per unit is primarily due to the increased cost to acquire used vehicles for retail sales as compared to the prior year and the resulting lack of affordability for consumers due to historically higher used unit prices attributable to the low overall vehicle inventory availability for sale in prior year.
Retail Automotive Dealership Finance and Insurance Data
(In millions, except unit and per unit amounts)

			2023 vs. 2022
Finance and Insurance Data	2023	2022	Change	% Change
Total retail unit sales	115,498	113,759	1,739	1.5%
Total same-store retail unit sales	111,745	112,275	(530)	(0.5)%
Total agency unit sales	6,933	—	6,933	nm
Total same-store agency unit sales	5,874	—	5,874	nm
Finance and insurance revenue	$206.8	$217.3	$(10.5)	(4.8)%
Same-store finance and insurance revenue	$200.4	$215.8	$(15.4)	(7.1)%
Finance and insurance revenue per unit (excluding agency)	$1,773	$1,910	$(137)	(7.2)%
Same-store finance and insurance revenue per unit (excluding agency)	$1,776	$1,922	$(146)	(7.6)%
Finance and insurance revenue decreased from 2022 to 2023 due to a $15.4 million, or 7.1%, decrease in same-store revenue and coupled with the transition to agency for certain brands in the U.K., partially offset by a $4.9 million increase from net dealership acquisitions. Excluding $8.0 million of unfavorable foreign currency fluctuations, same-store finance and insurance revenue decreased 3.4%. Same-store revenue (excluding agency) decreased due to a $146 per unit decrease in same-store comparative average finance and insurance retail revenue (including an $89 per retail unit decrease attributable to unfavorable foreign currency fluctuations), which decreased revenue by $16.3 million, coupled with the decrease in same-store retail unit sales, which decreased revenue by $1.0 million. Finance and insurance revenue per unit (excluding agency) decreased 3.1% in the U.S. and decreased 9.1% in the U.K. We believe the decrease in same-store finance and insurance revenue per unit (excluding agency) is primarily due to rising interest rates impacting customer affordability.

Retail Automotive Dealership Service and Parts Data
(In millions)

			2023 vs. 2022
Service and Parts Data	2023	2022	Change	% Change
Service and parts revenue	$683.0	$586.2	$96.8	16.5%
Same-store service and parts revenue	$642.9	$582.6	$60.3	10.4%
Gross profit — service and parts	$398.9	$350.5	$48.4	13.8%
Same-store service and parts gross profit	$379.1	$348.2	$30.9	8.9%
Gross margin % — service and parts	58.4%	59.8%	(1.4)%	(2.3)%
Same-store service and parts gross margin %	59.0%	59.8%	(0.8)%	(1.3)%
Revenues
Service and parts revenue increased from 2022 to 2023, with an increase of 12.4% in the U.S. and an increase of 24.2% internationally. The increase in service and parts revenue is due to a $60.3 million, or 10.4%, increase in same-store revenues, coupled with a $36.5 million increase from net dealership acquisitions. Excluding $20.4 million of unfavorable foreign currency fluctuations, same-store revenue increased 13.9%. The increase in same-store revenue is due to a $36.8 million, or 8.6%, increase in customer pay revenue, a $16.6 million, or 14.4%, increase in warranty revenue, and a $6.9 million, or 18.6%, increase in vehicle preparation and body shop revenue. We believe the increase in same-store revenue is primarily due to vehicles remaining on the road longer due to limited supply and affordability considerations, coupled with increases in customer pay service work, as well as increases in effective labor rates and the retail cost of parts due to inflation.
Gross Profit
Service and parts gross profit increased from 2022 to 2023 due to a $30.9 million, or 8.9%, increase in same-store gross profit, coupled with a $17.5 million increase from net dealership acquisitions. Excluding $11.8 million of unfavorable foreign currency fluctuations, same-store gross profit increased 12.3%. The increase in same-store gross profit is due to the increase in same-store revenues, which increased gross profit by $35.6 million, partially offset by a 0.8% decrease in same-store gross margin, which decreased gross profit by $4.7 million. The increase in same-store gross profit is due to a $15.0 million, or 7.2%, increase in customer pay gross profit, a $9.1 million, or 12.1%, increase in vehicle preparation and body shop gross profit, and a $6.8 million, or 10.8%, increase in warranty gross profit.
Retail Commercial Truck Dealership Data
(In millions, except unit and per unit amounts)

			2023 vs. 2022
New Commercial Truck Data	2023	2022	Change	% Change
New retail unit sales	4,517	3,855	662	17.2%
Same-store new retail unit sales	4,332	3,822	510	13.3%
New retail sales revenue	$600.2	$471.7	$128.5	27.2%
Same-store new retail sales revenue	$579.8	$467.4	$112.4	24.0%
New retail sales revenue per unit	$132,884	$122,357	$10,527	8.6%
Same-store new retail sales revenue per unit	$133,835	$122,291	$11,544	9.4%
Gross profit — new	$32.5	$29.0	$3.5	12.1%
Same-store gross profit — new	$31.1	$28.7	$2.4	8.4%
Average gross profit per new truck retailed	$7,190	$7,511	$(321)	(4.3)%
Same-store average gross profit per new truck retailed	$7,187	$7,501	$(314)	(4.2)%
Gross margin % — new	5.4%	6.1%	(0.7)%	(11.5)%
Same-store gross margin % — new	5.4%	6.1%	(0.7)%	(11.5)%

Units
Retail unit sales of new trucks increased from 2022 to 2023 due to a 510 unit, or 13.3%, increase in same-store new retail unit sales, coupled with a 152 unit increase from net dealership acquisitions. We believe the increase in same-store unit sales is primarily due to replacement demand for medium- and heavy-duty trucks.
Revenues
New commercial truck retail sales revenue increased from 2022 to 2023 due to a $112.4 million, or 24.0%, increase in same-store revenues, coupled with a $16.1 million increase from net dealership acquisitions. The increase in same-store revenue is due to the increase in same-store new retail unit sales, which increased revenue by $68.3 million, coupled with a $11,544 per unit increase in same-store comparative average selling price, which increased revenue by $44.1 million. We believe the increase in same-store comparative average selling price is due to higher prices driven by replacement demand and surcharges initiated by the manufacturer.
Gross Profit
New commercial truck retail gross profit increased from 2022 to 2023 due to a $2.4 million, or 8.4%, increase in same-store gross profit, coupled with a $1.1 million increase from net dealership acquisitions. The increase in same-store gross profit is due to the increase in same-store new retail unit sales, which increased gross profit by $3.6 million, partially offset by a $314 per unit decrease in same-store comparative average gross profit, which decreased gross profit by $1.2 million. We believe the decrease in same-store comparative average gross profit per unit is attributed to sales mix of retail unit sales.

			2023 vs. 2022
Used Commercial Truck Data	2023	2022	Change	% Change
Used retail unit sales	655	837	(182)	(21.7)%
Same-store used retail unit sales	642	831	(189)	(22.7)%
Used retail sales revenue	$49.5	$100.3	$(50.8)	(50.6)%
Same-store used retail sales revenue	$48.5	$99.7	$(51.2)	(51.4)%
Used retail sales revenue per unit	$75,640	$119,847	$(44,207)	(36.9)%
Same-store used retail sales revenue per unit	$75,572	$119,983	$(44,411)	(37.0)%
Gross profit — used	$5.4	$15.9	$(10.5)	(66.0)%
Same-store gross profit — used	$5.2	$15.8	$(10.6)	(67.1)%
Average gross profit per used truck retailed	$8,195	$18,961	$(10,766)	(56.8)%
Same-store average gross profit per used truck retailed	$8,157	$19,011	$(10,854)	(57.1)%
Gross margin % — used	10.9%	15.9%	(5.0)%	(31.4)%
Same-store gross margin % — used	10.7%	15.8%	(5.1)%	(32.3)%
Units
Retail unit sales of used trucks decreased from 2022 to 2023 due to a 189 unit, or 22.7%, decrease in same-store retail unit sales, partially offset by a 7 unit increase from net dealership acquisitions. We believe the decrease in same-store unit sales is primarily due to the increasing supply of new truck inventory, coupled with the lower spot freight rates in the market reducing the demand for used trucks.
Revenues
Used commercial truck retail sales revenue decreased from 2022 to 2023 due to a $51.2 million, or 51.4%, decrease in same-store revenues, partially offset by a $0.4 million increase from net dealership acquisitions. The decrease in same-store revenue is due to a $44,411 per unit decrease in same-store comparative average selling price, which decreased revenue by $28.5 million, coupled with the decrease in same-store used retail unit sales, which decreased revenue by $22.7 million. We believe the decrease in same-store comparative average selling price is primarily due to the declining value of used trucks from decreasing freight spot rates, which reduced overall market demand for used trucks.

Gross Profit
Used commercial truck retail gross profit decreased from 2022 to 2023 due to a $10.6 million, or 67.1%, decrease in same-store gross profit, partially offset by a $0.1 million increase from net dealership acquisitions. The decrease in same-store gross profit is due to a $10,854 per unit decrease in same-store comparative average gross profit, which decreased gross profit by $7.0 million, coupled with the decrease in same-store used retail unit sales, which decreased gross profit by $3.6 million. We believe the decrease in same-store comparative average gross profit per unit is primarily due to the decreasing spot freight rates, which reduced the overall market demand for used trucks.

			2023 vs. 2022
Service and Parts Data	2023	2022	Change	% Change
Service and parts revenue	$228.0	$197.0	$31.0	15.7%
Same-store service and parts revenue	$215.3	$193.6	$21.7	11.2%
Gross profit — service and parts	$98.3	$83.8	$14.5	17.3%
Same-store service and parts gross profit	$92.2	$82.5	$9.7	11.8%
Gross margin % — service and parts	43.1%	42.5%	0.6%	1.4%
Same-store service and parts gross margin %	42.8%	42.6%	0.2%	0.5%
Revenues
Service and parts revenue increased from 2022 to 2023 due to a $21.7 million, or 11.2%, increase in same-store revenues, coupled with a $9.3 million increase from net dealership acquisitions. Customer pay work represented approximately 80.6% of PTG's service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The increase in same-store revenue is due to a $16.2 million, or 10.4%, increase in customer pay revenue, a $4.8 million, or 16.2%, increase in warranty revenue, and a $0.7 million, or 9.5%, increase in body shop revenue. We believe the increase in same-store service and parts revenue is being driven by the prolonged replacement cycle of trucks, higher utilization by customers of existing trucks, and as a result, increased mileage accumulation across existing fleets.
Gross Profit
Service and parts gross profit increased from 2022 to 2023 due to a $9.7 million, or 11.8%, increase in same-store gross profit, coupled with a $4.8 million increase from net dealership acquisitions. The increase in same-store gross profit is due to the increase in same-store revenues, which increased gross profit by $9.3 million, coupled with a 0.2% increase in same-store gross margin, which increased gross profit by $0.4 million. The increase in same-store gross profit is due to a $7.3 million, or 12.8%, increase in customer pay gross profit, a $2.0 million, or 11.7%, increase in warranty gross profit, and a $0.4 million, or 5.5%, increase in body shop gross profit.
Commercial Vehicle Distribution and Other Data
(In millions, except unit amounts)

			2023 vs. 2022
Penske Australia Data	2023	2022	Change	% Change
Commercial vehicle units (wholesale and retail)	279	338	(59)	(17.5)%
Power system units	304	335	(31)	(9.3)%
Sales revenue	$143.6	$153.9	$(10.3)	(6.7)%
Gross profit	$42.7	$39.8	$2.9	7.3%
Penske Australia primarily distributes and services commercial vehicles, engines, and power systems. This business generated $143.6 million of revenue during the three months ended March 31, 2023, compared to $153.9 million of revenue in the prior year, a decrease of 6.7%. This business also generated $42.7 million of gross profit during the three months ended March 31, 2023, compared to $39.8 million of gross profit in the prior year, an increase of 7.3%.
Excluding $9.5 million of unfavorable foreign currency fluctuations, revenue decreased 0.5% primarily due to a decrease in units sold due to disruptions in the supply chain. Excluding $2.8 million of unfavorable foreign currency fluctuations, gross profit increased 14.3% primarily due to an increase in remanufacturing and higher margin service and parts sales.

Selling, General, and Administrative Data
(In millions)

			2023 vs. 2022
Selling, General, and Administrative Data	2023	2022	Change	% Change
Personnel expense	$505.7	$501.1	$4.6	0.9%
Advertising expense	$32.3	$31.6	$0.7	2.2%
Rent & related expense	$95.4	$90.8	$4.6	5.1%
Other expense	$211.5	$174.3	$37.2	21.3%
Total SG&A expenses	$844.9	$797.8	$47.1	5.9%
Same-store SG&A expenses	$808.3	$790.2	$18.1	2.3%

Personnel expense as % of gross profit	40.4%	40.7%	(0.3)%	(0.7)%
Advertising expense as % of gross profit	2.6%	2.6%	—%	—%
Rent & related expense as % of gross profit	7.6%	7.4%	0.2%	2.7%
Other expense as % of gross profit	16.9%	14.1%	2.8%	19.9%
Total SG&A expenses as % of gross profit	67.5%	64.8%	2.7%	4.2%
Same-store SG&A expenses as % of same-store gross profit	67.0%	64.6%	2.4%	3.7%
Selling, general, and administrative expenses ("SG&A") increased from 2022 to 2023 due to a $29.0 million increase from net acquisitions, coupled with an $18.1 million, or 2.3%, increase in same-store SG&A. Excluding $28.0 million of favorable foreign currency fluctuations, same-store SG&A increased 5.8%. SG&A as a percentage of gross profit was 67.5%, an increase of 270 basis points compared to 64.8% in the prior year. SG&A expenses as a percentage of total revenue was 11.5% and 11.4% in the three months ended March 31, 2023 and 2022, respectively. We believe the increase in SG&A as a percentage of gross profit is primarily due to the inflationary effect on our personnel, rent, and other expenses.
Depreciation
(In millions)

			2023 vs. 2022
	2023	2022	Change	% Change
Depreciation	$33.9	$31.9	2.0	6.3%
Depreciation increased from 2022 to 2023 due to a $1.2 million, or 3.7%, increase in same-store depreciation, coupled with a $0.8 million increase from net acquisitions.
Floor Plan Interest Expense
(In millions)

			2023 vs. 2022
	2023	2022	Change	% Change
Floor plan interest expense	$27.9	$7.5	20.4	272.0%
Floor plan interest expense increased from 2022 to 2023 due to a $19.8 million, or 266.4%, increase in same-store floor plan interest expense, coupled with a $0.6 million increase from net acquisitions. We believe the overall increase is primarily due to increases in applicable rates, coupled with increases in average amounts outstanding under floor plan arrangements.

Other Interest Expense
(In millions)

			2023 vs. 2022
	2023	2022	Change	% Change
Other interest expense	$20.8	$16.5	4.3	26.1%
Other interest expense increased from 2022 to 2023 primarily due to increases in applicable rates, coupled with increases in average revolver borrowing amounts outstanding under our credit agreements.
Equity in Earnings of Affiliates
(In millions)

			2023 vs. 2022
	2023	2022	Change	% Change
Equity in earnings of affiliates	$82.1	$119.6	(37.5)	(31.4)%
Equity in earnings of affiliates decreased from 2022 to 2023 due to a $37.7 million, or 31.8%, decrease in earnings from our investment in PTS, partially offset by the increase in earnings from our retail automotive joint ventures. We believe the decrease in our PTS equity earnings is primarily due the decrease in gains from the sale of vehicles and a decrease in rental utilization, coupled with the increased costs for inflation and interest expense when compared to the same period last year.
Income Taxes
(In millions)

			2023 vs. 2022
	2023	2022	Change	% Change
Income taxes	$107.3	$128.1	(20.8)	(16.2)%
Income taxes decreased from 2022 to 2023 due to a $90.7 million decrease in our pre-tax income compared to the prior year. Our effective tax rate was 26.4% during the three months ended March 31, 2023, compared to 25.7% during the three months ended March 31, 2022, primarily due to fluctuations in our geographic pre-tax income mix and an increase to the U.K. corporate tax rate.
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
As of March 31, 2023, we had $100.6 million of cash available to fund our operations and capital commitments. In addition, we had $800.0 million, £200.0 million ($246.7 million), AU $35.8 million ($23.9 million), and $43.0 million available for borrowing under our U.S. credit agreement, U.K. credit agreement, Australia credit agreement, and the revolving mortgage facility through Toyota Motor Credit Corporation, respectively.
Securities Repurchases
From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, through a pre-arranged trading plan, pursuant to the terms of an accelerated share repurchase program, or by other means. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit agreement, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as general economic and industry conditions, the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions, the repayment of our existing indebtedness, and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. In February 2023, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities by $250 million, of which $214.1 million of authority remained outstanding and available for repurchases as of March 31, 2023. This authority has no expiration. Refer to the disclosures provided in Part I, Item 1, Note 11 of the Notes to our Consolidated Condensed Financial Statements for a summary of shares repurchased during the three months ended March 31, 2023.
Securities Trading Policy and Rule 10b5-1 Trading Plans
Our securities trading policy applies to all of our directors, officers, and employees and restricts trading in our securities while in possession of material nonpublic information. The policy prohibits our directors, officers, employees, and their designees from engaging in hedging, short sales, and other trading techniques that offset any decrease in market value of our equity securities without the approval of our General Counsel, and no such approvals were granted in the past quarter. Our policy also provides for an approval procedure for corporate management and senior field management prior to any trading activity, requires advance approval of any securities trading plan under SEC Rule 10b5-1, or otherwise, and limits trading during designated “blackout” periods. These management personnel must request pre-approval and affirm they are not in possession of any material non-public information at that time. Approval for any individual trade will only be granted in an open trading window period, and once approved, the recipient has three business days to effect a trade or must reinitiate the pre-approval procedure. Approval of any securities trading plan is also subject to these limits, as well as approval of our General Counsel who will confirm all legal requirements of such plan, including any applicable waiting periods, before implementation of such plan is included. No officers or directors implemented Rule 10b5-1 trading plans in the past quarter.

Dividends
We paid the following cash dividends on our common stock in 2022 and 2023:
Per Share Dividends

2022

First Quarter	$0.47
Second Quarter	$0.50
Third Quarter	$0.53
Fourth Quarter	$0.57

2023

First Quarter	$0.61
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
Long-Term Debt Obligations
As of March 31, 2023, we had the following long-term debt obligations outstanding:

(In millions)	March 31, 2023
U.S. credit agreement — revolving credit line	$—
U.K. credit agreement — revolving credit line	—
3.50% senior subordinated notes due 2025	546.5
3.75% senior subordinated notes due 2029	495.2
Australia credit agreement	26.2
Mortgage facilities	590.9
Other	42.5
Total long-term debt	$1,701.3
As of March 31, 2023, we were in compliance with all covenants under our credit agreements, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 9 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of our long-term debt obligations.
Short-Term Borrowings
We have five principal sources of short-term borrowings: the revolving portion of the U.S. credit agreement, the revolving portion of the U.K. credit agreement, our Australia credit agreement, the revolving mortgage facility through Toyota Motor Credit Corporation, and the floor plan agreements that we utilize to finance our vehicle inventories. We are also able to access availability under the floor plan agreements to fund our cash needs.
During the three months ended March 31, 2023, outstanding revolving commitments varied between $0.0 million and $228.0 million under the U.S. credit agreement, between £0.0 million and £42.0 million ($0.0 million and $51.8 million) under the U.K. credit agreement's revolving credit line, between AU $30.7 million and AU $61.2 million ($20.5 million and $40.9 million) under the Australia credit agreement, and between $109.1 million and $251.8 million under the revolving mortgage facility through Toyota Motor Credit Corporation. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.
PTS Dividends
We hold a 28.9% ownership interest in PTS as noted above. Their partnership agreement requires PTS, subject to applicable law and the terms of its credit agreements, to make quarterly distributions to the partners with respect to each fiscal year by no later than 45 days after the end of each of the first three quarters of the year and by April 15 of the following year. PTS' partnership agreement and certain of its debt agreements allow partner distributions only as long as it is not in default under those agreements and the amount it pays does not exceed 50% of its consolidated net income, unless its debt-to-equity ratio is less than 3.0 to 1.0, in which case its distributions may not exceed 80% of its consolidated net income. We receive pro rata cash distributions relating to this investment, typically in April, May, August, and November of each year. In 2022, we received $356.6 million of pro rata cash distributions relating to this investment, and we currently expect to continue to receive future distributions from PTS quarterly, subject to its financial performance.
Sale/Leaseback Arrangements
We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period.
Operating Leases
We estimate the total rent obligations under our operating leases, including any extension periods that we are reasonably certain to exercise at our discretion and assuming constant consumer price indices, to be $5.2 billion. As of March 31, 2023, we were in compliance with all financial covenants under these leases consisting principally of leases for dealership and other properties, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 3 and Note 10 of the Notes to our Consolidated Condensed Financial Statements for a description of our operating leases.
Supplemental Guarantor Financial Information
The following is a description of the terms and conditions of the guarantees with respect to senior subordinated notes of Penske Automotive Group, Inc. ("PAG") as the issuer of the 3.50% Notes and the 3.75% Notes (collectively the "Senior Subordinated Notes").
Each of the Senior Subordinated Notes are unsecured, senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our 100% owned U.S. subsidiaries ("Guarantor subsidiaries"). Each of the Senior Subordinated Notes also contain customary negative covenants and events of default. If we experience certain "change of control" events specified in their respective indentures, holders of these Senior Subordinated Notes will have the option to require us to purchase for cash all or a portion of their Senior Subordinated Notes at a price equal to 101% of the principal amount of the Senior Subordinated Notes, plus accrued and unpaid interest. In addition, if we make certain asset sales and do not reinvest the proceeds thereof or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the Senior Subordinated Notes at a price equal to 100% of the principal amount of the Senior Subordinated Notes, plus accrued and unpaid interest.
Guarantor subsidiaries are directly or indirectly 100% owned by PAG, and the guarantees are full and unconditional and joint and several. The guarantees may be released under certain circumstances upon resale or transfer by us of the stock of the related guarantor or all or substantially all of the assets of the guarantor to a non-affiliate. Non-wholly owned and foreign subsidiaries of PAG do not guarantee the Senior Subordinated Notes ("Non-Guarantor subsidiaries"). The following tables present summarized financial information for PAG and the Guarantor subsidiaries on a combined basis. The financial information of PAG and Guarantor subsidiaries is presented on a combined basis; intercompany balances and transactions between PAG and Guarantor subsidiaries have been eliminated; PAG's or Guarantor subsidiaries' amounts due from, amounts due to, and transactions with non-issuer and Non-Guarantor subsidiaries and related parties are disclosed separately.

Condensed income statement information:

	PAG and Guarantor Subsidiaries
	Three Months Ended March 31, 2023	Twelve Months Ended December 31, 2022
Revenues	$3,937.7	$16,093.8
Gross profit	729.3	3,003.6
Equity in earnings of affiliates	80.8	490.0
Net income	204.2	1,081.7
Net income attributable to Penske Automotive Group	204.2	1,081.7
Condensed balance sheet information:

	PAG and Guarantor Subsidiaries
	March 31, 2023	December 31, 2022
Current assets (1)	$2,542.8	$2,600.2
Property and equipment, net	1,364.8	1,342.8
Equity method investments	1,676.4	1,593.5
Other noncurrent assets	3,594.6	3,603.3
Current liabilities	2,015.9	2,147.5
Noncurrent liabilities	4,099.4	3,993.9
__________
(1)Includes $525.1 million and $555.5 million as of March 31, 2023, and December 31, 2022, respectively, due from Non-Guarantor subsidiaries.
During the three months ended March 31, 2023, PAG received $2.2 million from Non-Guarantor subsidiaries. During the twelve months ended December 31, 2022, PAG received $77.9 million from Non-Guarantor subsidiaries.
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities. The major components of these changes are discussed below.

	Three Months Ended March 31,
(In millions)	2023	2022
Net cash provided by operating activities	$311.2	$380.6
Net cash used in investing activities	(105.5)	(149.8)
Net cash used in financing activities	(211.8)	(159.1)
Effect of exchange rate changes on cash and cash equivalents	0.2	(2.1)
Net change in cash and cash equivalents	$(5.9)	$69.6
Cash Flows from Operating Activities
Cash flows from operating activities includes net income, as adjusted for non-cash items and the effects of changes in working capital.
We finance substantially all of the commercial vehicles we purchase for distribution, new vehicles for retail sale (however, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, "Overview" for a discussion of the agency model of distribution), and a portion of our used vehicle inventories for retail sale under floor plan and other revolving arrangements with various lenders, including the captive finance companies associated with automotive manufacturers. We retain the right to select which, if any, financing source to utilize in connection with the procurement of vehicle inventories. Many vehicle manufacturers provide vehicle financing for the dealers representing their brands; however, it is not a requirement that we utilize this financing. Historically, our floor plan finance source has been based on aggregate pricing considerations.

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

	Three Months Ended March 31,
(In millions)	2023	2022
Net cash provided by operating activities as reported	$311.2	$380.6
Floor plan notes payable — non-trade as reported	(133.1)	6.5
Net cash provided by operating activities including all floor plan notes payable	$178.1	$387.1
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of cash used for capital expenditures, proceeds from the sale of property and equipment, and net expenditures for acquisitions and other investments. Capital expenditures were $102.4 million and $56.2 million during the three months ended March 31, 2023 and 2022, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our capital expenditures with operating cash flows or borrowings under our credit agreements. We had no proceeds from the sale of property and equipment during the three months ended March 31, 2023, compared to $1.8 million during the three months ended 2022. We had no cash used in acquisitions and other investments, net of cash acquired, during the three months ended March 31, 2023, compared to $93.6 million during the three months ended March 31, 2022, and included cash used to repay sellers' floor plan liabilities in such business acquisitions of $16.5 million.
Cash Flows from Financing Activities
Cash flows from financing activities include net borrowings or repayments of long-term debt, net repayments and borrowings of floor plan notes payable non-trade, repurchases of common stock, dividends, and payments for debt issuance costs.
We had net borrowings of debt of $75.8 million and net repayments of debt of $9.9 million during the three months ended March 31, 2023 and 2022, respectively. We had net repayments of floor plan notes payable non-trade of $133.1 million and net borrowings of floor plan notes payable non-trade of $6.5 million during the three months ended March 31, 2023 and 2022, respectively. We repurchased 0.9 million and 1.2 million shares of common stock under our securities repurchase program for $110.2 million and $119.2 million during the three months ended March 31, 2023 and 2022, respectively. We also paid cash dividends to our stockholders of $42.3 million and $36.4 million during the three months ended March 31, 2023 and 2022, respectively. We made payments of $2.0 million and $0.1 million for debt issuance costs during the three months ended March 31, 2023 and 2022, respectively.
Related Party Transactions
Stockholders Agreement
Several of our directors and officers are affiliated with Penske Corporation or related entities. Roger Penske, our Chair of the Board and Chief Executive Officer, is also Chair of the Board and Chief Executive Officer of Penske Corporation and through entities affiliated with Penske Corporation is our largest stockholder owning approximately 51% of our outstanding common stock. Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. (collectively, "Mitsui") own approximately 19% of our outstanding common stock. Mitsui, Penske Corporation and Penske Automotive Holdings Corp. (together with Penske Corporation, the "Penske companies") are parties to a stockholders agreement which expires March 26, 2030.

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
We own a 28.9% interest in PTS. PTS, discussed previously, is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui. The PTS partnership agreement, among other things, provides us with specified partner distribution and governance rights and restricts our ability to transfer our interest. The partnership previously had a six-member advisory committee, and we were entitled to appoint one of the representatives serving on the advisory committee. In February 2023, we amended the PTS partnership agreement principally to augment PTS' governance to replace the advisory committee with an eleven-member Advisory Board. We retain the right to appoint one Advisory Board member and appointed Robert H. Kurnick, Jr., our President. Lisa Davis and Michael Eisenson, our directors, were also appointed to the expanded Advisory Board. The amended PTS partnership agreement also authorizes the Advisory Board to appoint committees with such powers and authority of the Advisory Board granted to the committee by the Advisory Board. We are entitled to designate a non-voting observer to all committees as long as we retain the right to appoint an Advisory Board member. We continue to have the right to pro rata quarterly distributions equal to at least 50% of PTS' consolidated net income, as well as specified minority rights which require our and/or Mitsui's consent for certain actions taken by PTS as specified in the PTS partnership agreement.
Joint Venture Relationships
From time to time, we enter into joint venture relationships in the ordinary course of business, pursuant to which we own and operate automotive dealerships together with other investors. We may also provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of March 31, 2023, our automotive joint venture relationships were as follows:

Location	Dealerships	Ownership Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Sprinter, Porsche	80.00% (A)
Greenwich, Connecticut	Mercedes-Benz	80.00% (A)
Northern Italy	BMW, MINI, Maserati, Porsche, Audi, Jaguar, Land Rover, Volvo, Mercedes-Benz, smart, Lamborghini	84.10% (A)
Frankfurt, Germany	Lexus, Toyota, Volkswagen	50.00% (B)
Barcelona, Spain	BMW, MINI	50.00% (B)
__________________
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
Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, and our other periodic reports filed with the Securities and Exchange Commission. Important factors that could cause actual results to differ materially from our expectations include the following:
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
•the effect on our businesses of mobility technologies such as shared vehicle services, such as Uber and Lyft, and the eventual availability of driverless vehicles;
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
We urge you to carefully consider these risk factors and further information identified in our Annual Report on Form 10-K for the year ended December 31, 2022, and our other periodic reports filed with the Securities and Exchange Commission in evaluating all forward-looking statements regarding our business. Readers of this report are cautioned not to place undue reliance on the forward-looking statements contained in this report. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Except to the extent required by the federal securities laws and the Securities and Exchange Commission's rules and regulations, we have no intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events, or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over SOFR, LIBOR, SONIA, the Bank of England Base Rate, the Tokyo Interbank Offered Rate, or the Australian Bank Bill Swap Rate. Based on an average of the aggregate amounts outstanding under these facilities during the three months ended March 31, 2023, a 100-basis-point change in interest rates would result in an approximate $3.8 million change to our annual other interest expense.
Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, SOFR, LIBOR, SONIA, the Bank of England Base Rate, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Australian Bank Bill Swap Rate, or the New Zealand Bank Bill Benchmark Rate. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the three months ended March 31, 2023, a 100-basis-point change in interest rates would result in an approximate $27.7 million change to our annual floor plan interest expense.
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
Foreign Currency Exchange Rates. As of March 31, 2023, we had consolidated operations in the U.K., Germany, Italy, Japan, Canada, Australia, and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $321.4 million change to our revenues for the three months ended March 31, 2023.
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
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the principal executive and financial officers, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including our principal executive and financial officers, to allow timely discussions regarding required disclosure.
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
Item 1A. Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, along with our other periodic reports filed with the Securities and Exchange Commission, which could materially affect our business, financial condition, or future results. The following disclosure further updates the risk factors included in our 2022 Annual Report on Form 10-K:
Regulatory Issues. We are subject to a wide variety of regulatory activities and oversight, including:
Vehicle requirements. Federal and state governments and regulators in both our domestic and international markets have increasingly placed restrictions and limitations on the vehicles sold in the market in an effort to combat perceived negative environmental effects. For example, in the U.S., automotive manufacturers are subject to federally mandated corporate average fuel economy standards, which will increase substantially through 2026. Moreover, the U.S. Environmental Protection Agency (EPA) recently proposed new requirements for 2027-2032 which are significantly more restrictive than existing requirements which are designed to incent an increased adoption of electric vehicles. Representatives of the U.K. government have proposed a ban on the sale of gasoline engines in new cars and new vans that would take effect as early as 2030 and a ban on the sale of gasoline hybrid engines in new cars and new vans as early as 2035. The European Parliament recently approved a law requiring most automakers to reduce the emissions of new cars sold by 55% in 2030 and achieve a zero carbon-emission standard by 2035, effectively banning the sale of new gasoline and diesel cars and vans by 2035. Similar legislation has been announced in Washington, California, Massachusetts, and New York, which would ban the sale of new vehicles with gasoline-only engines in cars in 2035. The California legislation requires 35% of all new vehicles sold to meet a zero emissions standard by 2026 (with certain allowances for hybrid gas/electric vehicles), which percentage requirement increases until 2035, after which 100% of new vehicles sold must comply. Significant increases in fuel economy requirements and new restrictions on emissions on vehicles and fuels could adversely affect prices of and demand for the vehicles that we sell, which could materially adversely affect us.
Commercial trucks are subject to similar regulatory risks related to emissions standards and other regulatory requirements. The EPA has also recently proposed to revise existing standards to reduce greenhouse gas emissions from heavy-duty vehicles in model year 2027 and set new, more stringent standards for model years 2028 through 2032. PTG sells new and used heavy- and medium-duty commercial trucks, parts and service, and offers collision repair services. PTS, with its broad product offering including full-service truck leasing, contract maintenance, and truck rental, along with logistic services, is one of the largest purchasers of commercial trucks in North America. Should future regulations or consumer sentiment hinder our or PTS' ability to maintain, acquire, sell, or operate trucks, we may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2023, we repurchased 890,327 shares of our common stock for $110.2 million, or an average of $123.76 per share, under our securities repurchase program approved by our Board of Directors. In February 2023, our Board of Directors delegated to management an additional $250 million in authority to repurchase our outstanding securities, of which $214.1 million remained outstanding as of March 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
January 1 to January 31, 2023	609,000	$116.04	609,000	$3.6
February 1 to February 28, 2023	—	$—	—	$253.6
March 1 to March 31, 2023	281,327	$140.47	281,327	$214.1
	890,327		890,327

Item 6. Exhibits
EXHIBIT INDEX

Exhibit No.	Description

4.1
Tenth Amendment to the Fifth Amended and Restated Credit Agreement dated April 20, 2023, among us, Mercedes-Benz Financial Services USA LLC, Daimler Truck Financial Services USA LLC and Toyota Motor Credit Corporation which includes a Conformed Copy of the Fifth Amended and Restated Credit Agreement and all amendments thereto attached as Exhibit A (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on April 21, 2023).

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

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger Penske
Roger Penske
Date: April 27, 2023		Chief Executive Officer

	By:	/s/ Michelle Hulgrave
Michelle Hulgrave
Date: April 27, 2023		Chief Financial Officer