Form 10-Q
period 2023-06-30
PENSKE AUTOMOTIVE GROUP, INC.
filed 2023-07-27
CIK 1019849

4

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 19, 2023, there were 67,298,461 shares of voting common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
	(In millions, except share and per share amounts)
ASSETS
Cash and cash equivalents	$119.6	$106.5
Accounts receivable, net of allowance for doubtful accounts of $6.7 and $6.6	890.6	906.7
Inventories	3,881.3	3,509.1
Other current assets	194.9	141.9
Total current assets	5,086.4	4,664.2
Property and equipment, net	2,624.5	2,496.5
Operating lease right-of-use assets	2,389.1	2,416.1
Goodwill	2,208.9	2,154.7
Other indefinite-lived intangible assets	718.6	690.9
Equity method investments	1,709.1	1,636.9
Other long-term assets	60.3	55.3
Total assets	$14,796.9	$14,114.6
LIABILITIES AND EQUITY
Floor plan notes payable	$1,706.7	$1,565.7
Floor plan notes payable — non-trade	1,465.1	1,430.6
Accounts payable	943.5	853.5
Accrued expenses and other current liabilities	823.1	788.1
Current portion of long-term debt	130.1	75.2
Total current liabilities	5,068.5	4,713.1
Long-term debt	1,613.6	1,546.9
Long-term operating lease liabilities	2,308.6	2,335.7
Deferred tax liabilities	1,156.6	1,121.0
Other long-term liabilities	239.9	223.1
Total liabilities	10,387.2	9,939.8
Commitments and contingent liabilities (Note 10)
Equity
Penske Automotive Group stockholders' equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 67,305,089 shares issued and outstanding at June 30, 2023; 69,681,891 shares issued and outstanding at December 31, 2022	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	—	—
Retained earnings	4,657.9	4,483.3
Accumulated other comprehensive income (loss)	(275.8)	(335.3)
Total Penske Automotive Group stockholders' equity	4,382.1	4,148.0
Non-controlling interest	27.6	26.8
Total equity	4,409.7	4,174.8
Total liabilities and equity	$14,796.9	$14,114.6
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)
	(In millions, except per share amounts)
Revenue:
Retail automotive dealership	$6,406.0	$5,997.3	$12,705.8	$12,026.5
Retail commercial truck dealership	919.2	768.7	1,814.8	1,561.0
Commercial vehicle distribution and other	143.3	140.9	286.9	294.8
Total revenues	7,468.5	6,906.9	14,807.5	13,882.3
Cost of sales:
Retail automotive dealership	5,320.1	4,937.3	10,557.3	9,915.8
Retail commercial truck dealership	772.4	632.7	1,521.0	1,283.8
Commercial vehicle distribution and other	103.0	99.9	203.9	214.0
Total cost of sales	6,195.5	5,669.9	12,282.2	11,413.6
Gross profit	1,273.0	1,237.0	2,525.3	2,468.7
Selling, general, and administrative expenses	858.1	817.7	1,703.0	1,615.5
Depreciation	34.1	31.7	68.0	63.6
Operating income	380.8	387.6	754.3	789.6
Floor plan interest expense	(30.8)	(9.0)	(58.7)	(16.5)
Other interest expense	(24.2)	(17.0)	(45.0)	(33.5)
Equity in earnings of affiliates	74.5	138.0	156.6	257.6
Income before income taxes	400.3	499.6	807.2	997.2
Income taxes	(97.7)	(123.7)	(205.0)	(251.8)
Net income	302.6	375.9	602.2	745.4
Less: Income attributable to non-controlling interests	1.8	1.9	3.1	3.5
Net income attributable to Penske Automotive Group common stockholders	$300.8	$374.0	$599.1	$741.9
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Net income attributable to Penske Automotive Group common stockholders	$4.41	$4.93	$8.72	$9.70
Shares used in determining basic earnings per share	68.2	75.8	68.7	76.5
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Net income attributable to Penske Automotive Group common stockholders	$4.41	$4.93	$8.72	$9.70
Shares used in determining diluted earnings per share	68.2	75.8	68.7	76.5
Amounts attributable to Penske Automotive Group common stockholders:
Net income	$302.6	$375.9	$602.2	$745.4
Less: Income attributable to non-controlling interests	1.8	1.9	3.1	3.5
Net income attributable to Penske Automotive Group common stockholders	$300.8	$374.0	$599.1	$741.9
Cash dividends per share	$0.66	$0.50	$1.27	$0.97
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)
	(In millions)
Net income	$302.6	$375.9	$602.2	$745.4
Other comprehensive income (loss):
Foreign currency translation adjustment	33.4	(120.3)	51.7	(148.8)
Other adjustments to comprehensive income, net	3.4	5.7	8.2	4.5
Other comprehensive income (loss), net of tax	36.8	(114.6)	59.9	(144.3)
Comprehensive income	339.4	261.3	662.1	601.1
Less: Comprehensive income attributable to non-controlling interests	1.9	1.1	3.5	2.3
Comprehensive income attributable to Penske Automotive Group common stockholders	$337.5	$260.2	$658.6	$598.8
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2023	2022
	(Unaudited)
	(In millions)
Operating Activities:
Net income	$602.2	$745.4
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	68.0	63.6
Earnings of equity method investments	(116.2)	(198.4)
Deferred income taxes	26.1	74.8
Changes in operating assets and liabilities:
Accounts receivable	26.5	(58.1)
Inventories	(274.2)	(15.1)
Floor plan notes payable	112.7	121.0
Accounts payable and accrued expenses	94.4	129.7
Other	65.0	16.3
Net cash provided by operating activities	604.5	879.2
Investing Activities:
Purchases of property, equipment, and improvements	(185.5)	(138.1)
Proceeds from sale of property and equipment	9.9	11.4
Acquisitions net, including repayment of sellers' floor plan notes payable of $21.3 and $51.3, respectively	(80.5)	(225.9)
Other	(5.3)	(4.4)
Net cash used in investing activities	(261.4)	(357.0)
Financing Activities:
Proceeds from borrowings under revolving U.S. credit agreement and mortgage facility	1,355.7	974.0
Repayments under revolving U.S. credit agreement and mortgage facility	(1,288.0)	(974.0)
Net borrowings of other debt	44.9	23.8
Net repayments of floor plan notes payable — non-trade	(2.4)	(115.6)
Repurchases of common stock	(328.1)	(275.4)
Payments of tax withholding for stock-based compensation	(22.4)	(17.2)
Dividends	(87.2)	(74.4)
Payment of debt issuance costs	(2.0)	(0.1)
Other	(0.1)	(0.1)
Net cash used in financing activities	(329.6)	(459.0)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(9.0)
Net change in cash and cash equivalents	13.1	54.2
Cash and cash equivalents, beginning of period	106.5	100.7
Cash and cash equivalents, end of period	$119.6	$154.9
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$114.3	$49.2
Income taxes	212.4	158.9
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	Three Months Ended June 30, 2023
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, March 31, 2023	69,000,558	$—	$—	$4,635.8	$(312.5)	$4,323.3	$28.1	$4,351.4
Equity compensation	17,763	—	8.2	—	—	8.2	—	8.2
Repurchases of common stock	(1,713,232)	—	(8.2)	(233.8)	—	(242.0)	—	(242.0)
Dividends	—	—	—	(44.9)	—	(44.9)	—	(44.9)
Distributions to non-controlling interest	—	—	—	—	—	—	(2.4)	(2.4)
Foreign currency translation	—	—	—	—	33.3	33.3	0.1	33.4
Other	—	—	—	—	3.4	3.4	—	3.4
Net income	—	—	—	300.8	—	300.8	1.8	302.6
Balance, June 30, 2023	67,305,089	$—	$—	$4,657.9	$(275.8)	$4,382.1	$27.6	$4,409.7

	Three Months Ended June 30, 2022
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, March 31, 2022	76,658,405	$—	$—	$4,336.9	$(198.1)	$4,138.8	$25.6	$4,164.4
Equity compensation	20,164	—	7.2	—	—	7.2	—	7.2
Repurchases of common stock	(1,663,107)	—	(7.2)	(166.2)	—	(173.4)	—	(173.4)
Dividends	—	—	—	(38.0)	—	(38.0)	—	(38.0)
Distributions to non-controlling interest	—	—	—	—	—	—	(2.1)	(2.1)
Foreign currency translation	—	—	—	—	(119.5)	(119.5)	(0.8)	(120.3)
Other	—	—	—	—	5.7	5.7	—	5.7
Net income	—	—	—	374.0	—	374.0	1.9	375.9
Balance, June 30, 2022	75,015,462	$—	$—	$4,506.7	$(311.9)	$4,194.8	$24.6	$4,219.4
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	Six Months Ended June 30, 2023
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders’ Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2022	69,681,891	$—	$—	$4,483.3	$(335.3)	$4,148.0	$26.8	$4,174.8
Equity compensation	226,757	—	16.0	—	—	16.0	—	16.0
Repurchases of common stock	(2,603,559)	—	(16.0)	(337.3)	—	(353.3)	—	(353.3)
Dividends	—	—	—	(87.2)	—	(87.2)	—	(87.2)
Distributions to non-controlling interest	—	—	—	—	—	—	(2.7)	(2.7)
Foreign currency translation	—	—	—	—	51.3	51.3	0.4	51.7
Other	—	—	—	—	8.2	8.2	—	8.2
Net income	—	—	—	599.1	—	599.1	3.1	602.2
Balance, June 30, 2023	67,305,089	$—	$—	$4,657.9	$(275.8)	$4,382.1	$27.6	$4,409.7

	Six Months Ended June 30, 2022
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders’ Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2021	77,574,172	$—	$42.2	$4,196.6	$(168.8)	$4,070.0	$25.0	$4,095.0
Penske Transportation Solutions Adoption of ASC 842	—	—	—	(121.6)	—	(121.6)	—	(121.6)
Equity compensation	307,846	—	14.6	—	—	14.6	—	14.6
Repurchases of common stock	(2,866,556)	—	(56.8)	(235.8)	—	(292.6)	—	(292.6)
Dividends	—	—	—	(74.4)	—	(74.4)	—	(74.4)
Distributions to non-controlling interest	—	—	—	—	—	—	(2.7)	(2.7)
Foreign currency translation	—	—	—	—	(147.6)	(147.6)	(1.2)	(148.8)
Other	—	—	—	—	4.5	4.5	—	4.5
Net income	—	—	—	741.9	—	741.9	3.5	745.4
Balance, June 30, 2022	75,015,462	$—	$—	$4,506.7	$(311.9)	$4,194.8	$24.6	$4,219.4
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
Business Overview and Concentrations
We are a diversified international transportation services company and one of the world's premier automotive and commercial truck retailers. We operate dealerships in the United States, the United Kingdom, Canada, Germany, Italy, and Japan, and we are one of the largest retailers of commercial trucks in North America for Freightliner. We also distribute and retail commercial vehicles, diesel and gas engines, power systems, and related parts and services principally in Australia and New Zealand. We employ over 27,000 people worldwide. Additionally, we own 28.9% of Penske Transportation Solutions, a business that employs over 43,000 people worldwide, manages one of the largest, most comprehensive and modern trucking fleets in North America with over 431,000 trucks, tractors, and trailers under lease, rental, and/or maintenance contracts, and provides innovative transportation, supply chain, and technology solutions to its customers.
Retail Automotive. We are one of the largest global automotive retailers as measured by the $23.7 billion in total retail automotive dealership revenue we generated in 2022. We are diversified geographically with 54% of our total retail automotive dealership revenues in the six months ended June 30, 2023, generated in the U.S. and Puerto Rico and 46% generated outside of the U.S. We offer over 35 vehicle brands with 71% of our retail automotive franchised dealership revenue generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz, and Porsche, in the six months ended June 30, 2023. As of June 30, 2023, we operated 337 retail automotive franchised dealerships, of which 148 are located in the U.S. and 189 are located outside of the U.S. The franchised dealerships outside of the U.S. are located primarily in the U.K. As of June 30, 2023, we also operated 20 used vehicle dealerships, with seven dealerships in the U.S. and 13 dealerships in the U.K., which retailed used vehicles under a one price, "no-haggle" methodology under the CarShop brand.
Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services, the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts, replacement and aftermarket automotive products, and at certain of our locations, collision repair services. We operate our franchised dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry. Beginning in 2023, we transitioned our Mercedes-Benz U.K. dealerships to an agency model under which these dealerships receive a fee for facilitating the sale by the manufacturer of a new vehicle but do not hold the vehicle in inventory. Vehicles sold under this agency model are counted as new agency units sold instead of new retail units sold by us, and only the fee we receive from the manufacturer, not the price of the vehicle, is reported as new revenue (as opposed to previously recording all of the vehicle sale price as new revenue) with no corresponding cost of sale. We continue to provide new vehicle customer service at our Mercedes-Benz U.K. dealerships, and the Mercedes-Benz U.K. agency model at this time has not changed our used vehicle sales operations or service and parts operations, although the long-term impact of the agency model at these dealerships as well as other agency models proposed by our manufacturer partners is uncertain.
During the six months ended June 30, 2023, we closed four locations in the U.S., consisting of three retail automotive franchises and one CarShop location.
Retail Commercial Truck Dealership. We operate Premier Truck Group ("PTG"), a heavy- and medium-duty truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations across nine U.S. states and the Canadian provinces of Ontario and Manitoba. In June 2023, we acquired Transolutions Truck Centres ("TSTC"), a retailer of heavy- and medium-duty commercial trucks and buses across the greater Winnipeg, Manitoba market, adding three full-service dealerships and two service and parts centers to PTG’s operations. As of June 30, 2023, PTG operated 44 locations selling new and/or used trucks, performing service and parts operations, or offering collision repair services.

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
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 is unaudited but includes all adjustments which our management believes to be necessary for the fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2022, which are included as part of our Annual Report on Form 10-K.
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

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.50% senior subordinated notes due 2025	546.9	520.9	546.2	$508.7
3.75% senior subordinated notes due 2029	495.4	428.0	495.1	404.2
Mortgage facilities (1)	585.6	555.1	494.3	462.1
_____________________
(1)In addition to fixed rate debt, our mortgage facilities also include a revolving mortgage facility through Toyota Motor Credit Corporation that bears interest at a variable rate based on the prime rate. The fair value equals the carrying value.

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
Recent Accounting Pronouncements
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This ASU provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. Additionally, entities can elect to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain conditions are met. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope." This ASU refines the scope of ASC 848 and clarifies some of its guidance as part of the Board's monitoring of global reference rate reform activities. The ASU permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848." This ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. These new standards were effective upon issuance and generally can be applied to applicable contract modifications. While some of our floorplan arrangements and certain credit agreements had historically used LIBOR as a benchmark for calculating the applicable interest rate, all of our agreements previously utilizing LIBOR have transitioned to an alternative benchmark rate on or before July 1, 2023. These changes have not had a significant impact on our consolidated financial position, results of operations, and cash flows.

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
In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $40.8 million and $38.4 million as of June 30, 2023, and December 31, 2022, respectively.
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
Retail Automotive Dealership
The following tables disaggregate our retail automotive segment revenue by product type and geographic location for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
Retail Automotive Dealership Revenue	2023	2022	2023	2022
New vehicle	$2,820.1	$2,446.0	$5,541.4	$4,891.5
Used vehicle	2,330.3	2,387.8	4,627.4	4,810.7
Finance and insurance, net	214.1	221.4	420.9	438.7
Service and parts	685.2	597.0	1,368.2	1,183.2
Fleet and wholesale	356.3	345.1	747.9	702.4
Total retail automotive dealership revenue	$6,406.0	$5,997.3	$12,705.8	$12,026.5

	Three Months Ended June 30,		Six Months Ended June 30,
Retail Automotive Dealership Revenue	2023	2022	2023	2022
U.S.	$3,537.0	$3,443.9	$6,915.2	$6,787.5
U.K.	2,401.5	2,196.4	4,873.9	4,459.3
Germany, Italy, and Japan	467.5	357.0	916.7	779.7
Total retail automotive dealership revenue	$6,406.0	$5,997.3	$12,705.8	$12,026.5

Retail Commercial Truck Dealership
The following table disaggregates our retail commercial truck segment revenue by product type for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
Retail Commercial Truck Dealership Revenue	2023	2022	2023	2022
New truck	$616.4	$447.3	$1,216.6	$919.0
Used truck	52.4	78.7	101.9	179.0
Finance and insurance, net	5.0	4.5	10.0	10.9
Service and parts	232.1	219.6	460.1	416.6
Other	13.3	18.6	26.2	35.5
Total retail commercial truck dealership revenue	$919.2	$768.7	$1,814.8	$1,561.0
Commercial Vehicle Distribution and Other
Our other reportable segment relates to our Penske Australia business. Commercial vehicle distribution and other revenue was $143.3 million and $286.9 million, including $68.0 million and $129.3 million of service and parts revenue, during the three and six months ended June 30, 2023, and $140.9 million and $294.8 million, including $60.5 million and $115.6 million of service and parts revenue, during the three and six months ended June 30, 2022, respectively.
Contract Balances
The following table summarizes our accounts receivable and unearned revenues as of June 30, 2023, and December 31, 2022:

	June 30, 2023	December 31, 2022
Accounts receivable
Contracts in transit	$245.3	$281.7
Vehicle receivables	141.7	235.1
Manufacturer receivables	184.3	178.9
Trade receivables	298.3	191.1

Accrued expenses
Unearned revenues	$286.7	$291.7
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
Unearned revenues primarily relate to payments received from customers prior to satisfaction of our performance obligations, such as refundable customer deposits, non-refundable customer deposits, and deferred revenues from operating leases. These amounts are presented within "Accrued expenses and other current liabilities" on our consolidated balance sheets. Of the amounts recorded as unearned revenues as of December 31, 2022, $168.8 million was recognized as revenue during the six months ended June 30, 2023.

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
We estimate the total undiscounted rent obligations under these leases, including any extension periods that we are reasonably certain to exercise, to be $5.2 billion as of June 30, 2023. Some of our lease arrangements include rental payments that are adjusted based on an index or rate, such as the Consumer Price Index (CPI). As the rate implicit in the lease is generally not readily determinable for our operating leases, the discount rates used to determine the present value of our lease liability are based on our incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. Our incremental borrowing rate for a lease is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
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
In connection with the sale, relocation, and closure of certain of our dealerships, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties was $4.3 million and $8.5 million for the three and six months ended June 30, 2023, and $4.6 million and $9.7 million for the three and six months ended June 30, 2022, respectively. We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period. We do not have any material leases that have not yet commenced as of June 30, 2023.

The following table summarizes our net operating lease cost during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease Cost
Operating lease cost (1)	$65.2	$63.8	$129.6	$127.2
Sublease income	(4.3)	(4.6)	(8.5)	(9.7)
Total lease cost	$60.9	$59.2	$121.1	$117.5
_________________
(1)Includes short-term leases and variable lease costs, which are immaterial.
The following table summarizes supplemental cash flow information related to our operating leases:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$129.3	$122.5
Right-of-use assets modified or obtained in exchange for operating lease liabilities, net	$(4.4)	$82.2
Supplemental balance sheet information related to the weighted average remaining lease term and discount rate of our leases is as follows:

	June 30, 2023	December 31, 2022
Lease Term and Discount Rate
Weighted-average remaining lease term - operating leases	25 years	25 years
Weighted-average discount rate - operating leases	6.5%	6.5%
The following table summarizes the maturity of our lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on our consolidated condensed balance sheet as of June 30, 2023:

Maturity of Lease Liabilities	June 30, 2023
2023 (1)	$124.4
2024	244.2
2025	239.7
2026	232.9
2027	225.3
2028	215.1
2029 and thereafter	3,953.5
Total future minimum lease payments	$5,235.1
Less: Imputed interest	(2,832.2)
Present value of future minimum lease payments	$2,402.9

Current operating lease liabilities (2)	$94.3
Long-term operating lease liabilities	2,308.6
Total operating lease liabilities	$2,402.9
____________________
(1)Excludes the six months ended June 30, 2023.
(2)Included within "Accrued expenses and other current liabilities" on Consolidated Condensed Balance Sheet as of June 30, 2023.

4. Inventories
Inventories consisted of the following:

	June 30, 2023	December 31, 2022
Retail automotive dealership new vehicles	$1,545.3	$1,326.5
Retail automotive dealership used vehicles	1,353.8	1,279.6
Retail automotive parts, accessories, and other	150.3	145.6
Retail commercial truck dealership vehicles and parts	501.5	506.2
Commercial vehicle distribution vehicles, parts, and engines	330.4	251.2
Total inventories	$3,881.3	$3,509.1
We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $11.4 million and $10.4 million during the three months ended June 30, 2023 and 2022, respectively, and $24.7 million and $25.6 million during the six months ended June 30, 2023 and 2022, respectively.
5. Business Combinations
During the six months ended June 30, 2023, we acquired Transolutions Truck Centres, a retailer of heavy- and medium-duty commercial trucks and buses across the greater Winnipeg, Manitoba market, adding three full-service dealerships and two service and parts centers to PTG’s operations. During the six months ended June 30, 2022, we acquired TEAM Truck Centres, a retailer of heavy- and medium-duty Freightliner and Western Star commercial trucks located in Ontario, Canada representing four full-service dealerships. During the six months ended June 30, 2022, we also acquired ten retail automotive franchises, consisting of six franchises in the U.K. and four franchises in the U.S. Our financial statements include the results of operations of the acquired entity from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements and may be subject to adjustment pending completion of final valuation. The following table summarizes the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the six months ended June 30, 2023 and 2022:

	June 30,
	2023	2022
Accounts receivable	$—	$8.3
Inventories	25.3	71.5
Other current assets	0.1	3.2
Property and equipment	2.8	43.3
Indefinite-lived intangibles	54.1	120.9
Other noncurrent assets	—	—
Current liabilities	(1.8)	(11.3)
Noncurrent liabilities	—	(10.0)
Total cash used in acquisitions	$80.5	$225.9
Our following unaudited consolidated pro forma results of operations for the three and six months ended June 30, 2023 and 2022 give effect to acquisitions consummated during 2023 and 2022 as if they had occurred effective at the beginning of the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$7,499.2	$7,074.4	$14,884.2	$14,345.6
Net income attributable to Penske Automotive Group common stockholders	301.5	375.9	601.0	749.3
Net income per diluted common share	$4.42	$4.96	$8.75	$9.79

6. Intangible Assets
Following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the six months ended June 30, 2023:

	Goodwill	Other Indefinite- Lived Intangible Assets
Balance, January 1, 2023	$2,154.7	$690.9
Additions	31.1	23.0
Disposals	—	—
Foreign currency translation	23.1	4.7
Balance, June 30, 2023	$2,208.9	$718.6
As of June 30, 2023, the goodwill balance within our Retail Automotive, Retail Commercial Truck, and Other reportable segments was $1,641.4 million, $494.2 million, and $73.3 million, respectively. There is no goodwill recorded in our Non-Automotive Investments reportable segment.
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
The agreements typically grant a security interest in substantially all of the assets of our dealership and distribution subsidiaries and in the U.S., Australia, and New Zealand are guaranteed or partially guaranteed by us. Interest rates under the arrangements are variable and increase or decrease based on changes in the prime rate, the Secured Overnight Financing Rate ("SOFR"), the Sterling Overnight Index Average ("SONIA"), the Bank of England Base Rate, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Tokyo Interbank Offered Rate, the Australian Bank Bill Swap Rate, or the New Zealand Bank Bill Benchmark Rate. To date, we have not experienced any material limitation with respect to the amount or availability of financing from any institution providing us with vehicle financing. We also receive non-refundable credits from certain of our vehicle manufacturers, which are treated as a reduction of cost of sales as vehicles are sold.
The weighted average interest rate on floor plan borrowings was 4.2% and 1.3% for the six months ended June 30, 2023 and 2022, respectively. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle and all floor plan notes payable relating to pre-owned vehicles as "Floor plan notes payable — non-trade" on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.
8. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average shares of voting common stock outstanding, including unvested restricted stock awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average shares of voting common stock outstanding, adjusted for the dilutive impact of unissued shares paid to directors as compensation. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average number of common shares outstanding	68,175,825	75,793,239	68,689,106	76,501,402
Effect of non-participatory equity compensation	15,003	23,880	15,003	23,880
Weighted average number of common shares outstanding, including effect of dilutive securities	68,190,828	75,817,119	68,704,109	76,525,282
9. Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2023	December 31, 2022
U.S. credit agreement — revolving credit line	$—	$—
U.K. credit agreement — revolving credit line	—	24.2
3.50% senior subordinated notes due 2025	546.9	546.2
3.75% senior subordinated notes due 2029	495.4	495.1
Canada credit agreement	53.2	—
Australia credit agreement	24.1	21.6
Mortgage facilities	585.6	494.3
Other	38.5	40.7
Total long-term debt	1,743.7	1,622.1
Less: current portion	(130.1)	(75.2)
Net long-term debt	$1,613.6	$1,546.9
U.S. Credit Agreement
On April 20, 2023, we entered into the Tenth Amendment (the “Amendment”) to our U.S. credit agreement with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, which added as a lender Daimler Truck Financial Services USA LLC (the credit agreement as amended, the “U.S. Credit Agreement”).

The U.S. Credit Agreement provides for up to $1.2 billion in revolving loans for working capital, acquisitions, capital expenditures, investments, and other general corporate purposes and provides up to an additional $75 million of letters of credit. The U.S. Credit Agreement provides for a maximum of $400 million of borrowings for foreign acquisitions and expires on September 30, 2025. The interest rate on revolving loans is based on an adjusted Secured Overnight Financing Rate plus 1.50%, with uncollateralized borrowings in excess of a defined borrowing base bearing interest at adjusted SOFR plus 3.00%.
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
The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations, and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of June 30, 2023, we had no revolver borrowings under the U.S. credit agreement.

U.K. Credit Agreement
Our subsidiaries in the U.K. (the "U.K. subsidiaries") are party to a £200.0 million revolving credit agreement with the National Westminster Bank plc and BMW Financial Services (GB) Limited (the "U.K. credit agreement") to be used for working capital, acquisitions, capital expenditures, investments, and general corporate purposes. This facility expires in January 2027 (with an option to extend the term to January 2028 as described below). The revolving loans bear interest between SONIA plus 1.10% and SONIA plus 2.10%. In addition, the U.K. credit agreement includes a £100.0 million "accordion" feature which allows the U.K. subsidiaries to request up to an additional £100.0 million of facility capacity, subject to certain limitations. The lenders may agree to provide additional capacity, and, if not, the U.K. subsidiaries may add an additional lender, if available, to the facility to provide such additional capacity. The U.K. subsidiaries may request an extension of the term of the U.K. credit agreement by an additional year by providing notice beginning in December 2023, with the effectiveness of such extension subject to lender approval. As of June 30, 2023, we had no borrowings under the U.K. credit agreement.
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
Canada Credit Agreement
On May 25, 2023, we increased the borrowing availability under our Canadian revolving line of credit with Daimler Truck Financial Services Canada Corporation ("DTFS") to CAD $150.0 million (the "Canada credit agreement"). The Canada credit agreement bears interest at a rate of Canadian Prime (determined by the Royal Bank of Canada) ("Canadian Prime Rate") minus 0.50%; provided that DTFS is entitled to demand repayment of any outstanding borrowings under the Canada revolving note and, following such demand, the interest rate on outstanding borrowings shall be increased to the Canadian Prime Rate plus 2.00%. The Canada credit agreement is guaranteed by the holding company of a majority of our international subsidiaries. As of June 30, 2023, we had CAD $70.5 million ($53.2 million) outstanding borrowings under the Canada credit agreement.
Australia Loan Agreements
Penske Australia is party to an AU $75.0 million credit agreement with Daimler Truck Financial Services Australia Pty Ltd (the "Australia credit agreement"). The Australia credit agreement provides the lender with a secured interest in all assets of these businesses, is terminable with six months' notice, and carries an interest rate of Australian BBSW 30-day Bill Rate plus 2.29%. As of June 30, 2023, we had AU $36.2 million ($24.1 million) outstanding borrowings under the Australia credit agreement.
Mortgage Facilities
We are party to mortgages that bear interest at defined rates and require monthly principal and interest payments. We also have a revolving mortgage facility with Toyota Motor Credit Corporation with a maximum borrowing capacity of $300.0 million contingent on property values and a borrowing capacity as of June 30, 2023, of $251.2 million. The facility bears interest at the prime rate minus 1.68% and expires in December 2025. As of June 30, 2023, we had $176.8 million outstanding borrowings under this mortgage facility. Our mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain dealerships operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of June 30, 2023, we owed $585.6 million of principal under all of our mortgage facilities.
10. Commitments and Contingent Liabilities
We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of June 30, 2023, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
We have $26.1 million of letters of credit outstanding and $13.0 million of bank guarantees as of June 30, 2023, and have posted $21.6 million of surety bonds in the ordinary course of business.
11. Equity
During the three months ended June 30, 2023, we repurchased 1,551,058 shares of our common stock for $217.8 million, or an average of $140.44 per share, under our securities repurchase program approved by our Board of Directors. During the six months ended June 30, 2023, we repurchased 2,441,385 shares of our outstanding common stock for $328.0 million, or an average of $134.36 per share, under this program. In May 2023, our Board of Directors delegated to management an additional $250 million in authority to repurchase our outstanding securities, of which $246.3 million remained outstanding as of June 30, 2023. During the six months ended June 30, 2023, we also acquired 162,174 shares of our common stock for $22.4 million, or an average of $138.43 per share, from employees in connection with a net share settlement feature of employee equity awards.
12. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component and the reclassifications out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2023 and 2022, respectively, attributable to Penske Automotive Group common stockholders follows:
Three Months Ended June 30, 2023

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2023	$(310.1)	$(2.4)	$(312.5)
Other comprehensive income (loss) before reclassifications	33.3	3.4	36.7
Amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	—	—
Net current period other comprehensive income (loss)	33.3	3.4	36.7
Balance at June 30, 2023	$(276.8)	$1.0	$(275.8)
Three Months Ended June 30, 2022

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2022	$(202.5)	$4.4	$(198.1)
Other comprehensive income (loss) before reclassifications	(119.5)	5.7	(113.8)
Amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	—	—
Net current period other comprehensive income (loss)	(119.5)	5.7	(113.8)
Balance at June 30, 2022	$(322.0)	$10.1	$(311.9)
Six Months Ended June 30, 2023

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(328.1)	$(7.2)	$(335.3)
Other comprehensive income (loss) before reclassifications	51.3	8.2	59.5
Amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	—	—
Net current period other comprehensive income (loss)	51.3	8.2	59.5
Balance at June 30, 2023	$(276.8)	$1.0	$(275.8)

Six Months Ended June 30, 2022

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$(174.4)	$5.6	$(168.8)
Other comprehensive income (loss) before reclassifications	(147.6)	4.5	(143.1)
Amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	—	—
Net current period other comprehensive income (loss)	(147.6)	4.5	(143.1)
Balance at June 30, 2022	$(322.0)	$10.1	$(311.9)
13. Segment Information
Our operations are organized by management into operating segments by line of business and geography. We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations which includes our investment in PTS and other various investments. The Retail Automotive reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and our retail automotive joint ventures. The individual dealership operations included in the Retail Automotive reportable segment represent six operating segments: Eastern, Central, and Western United States, Used Vehicle Dealerships United States, International, and Used Vehicle Dealerships International. These operating segments have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and/or used vehicles, service, parts, and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals), and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). Revenue and segment income for the three and six months ended June 30, 2023 and 2022 follows:
Three Months Ended June 30,

	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Intersegment Elimination	Total
Revenues
2023	$6,406.0	$919.2	$143.3	$—	$—	$7,468.5
2022	5,997.3	$768.7	$140.9	$—	$—	$6,906.9
Segment income
2023	$261.1	$55.5	$10.4	$73.3	$—	$400.3
2022	301.8	$52.3	$8.8	$136.7	$—	$499.6
Six Months Ended June 30,

	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Intersegment Elimination	Total
Revenues
2023	$12,705.8	$1,814.8	$286.9	$—	$—	$14,807.5
2022	12,026.5	$1,561.0	$294.8	$—	$—	$13,882.3
Segment income
2023	$517.8	$112.6	$22.5	$154.3	$—	$807.2
2022	611.7	$110.8	$19.3	$255.4	$—	$997.2

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, our other periodic reports filed with the Securities and Exchange Commission, and "Forward-Looking Statements." We have acquired and disposed of certain businesses during the periods presented and addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Our financial statements include the results of operations of those businesses from the date acquired or divested or when they commenced operations. Our period-to-period results of operations may vary depending on the dates of acquisitions or disposals.
Overview
We are a diversified international transportation services company and one of the world's premier automotive and commercial truck retailers. We operate dealerships in the United States, the United Kingdom, Canada, Germany, Italy, and Japan, and we are one of the largest retailers of commercial trucks in North America for Freightliner. We also distribute and retail commercial vehicles, diesel and gas engines, power systems, and related parts and services principally in Australia and New Zealand. We employ over 27,000 people worldwide. Additionally, we own 28.9% of Penske Transportation Solutions, a business that employs over 43,000 people worldwide, manages one of the largest, most comprehensive and modern trucking fleets in North America with over 431,000 trucks, tractors, and trailers under lease, rental, and/or maintenance contracts, and provides innovative transportation, supply chain, and technology solutions to its customers.
Business Overview
During the six months ended June 30, 2023, our business generated $14.8 billion in total revenue, which is comprised of approximately $12.7 billion from retail automotive dealerships, $1.8 billion from retail commercial truck dealerships, and $286.9 million from commercial vehicle distribution and other operations. We generated $2.5 billion in gross profit, which is comprised of $2.1 billion from retail automotive dealerships, $293.8 million from retail commercial truck dealerships, and $83.0 million from commercial vehicle distribution and other operations.
Retail Automotive. We are one of the largest global automotive retailers as measured by the $23.7 billion in total retail automotive dealership revenue we generated in 2022. We are diversified geographically with 54% of our total retail automotive dealership revenues in the six months ended June 30, 2023, generated in the U.S. and Puerto Rico and 46% generated outside of the U.S. We offer over 35 vehicle brands with 71% of our retail automotive franchised dealership revenue generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz, and Porsche, in the six months ended June 30, 2023. As of June 30, 2023, we operated 337 retail automotive franchised dealerships, of which 148 are located in the U.S. and 189 are located outside of the U.S. The franchised dealerships outside of the U.S. are located primarily in the U.K. As of June 30, 2023, we also operated 20 used vehicle dealerships, with seven dealerships in the U.S. and 13 dealerships in the U.K., which retailed used vehicles under a one price, "no-haggle" methodology under the CarShop brand. We retailed and wholesaled, including agency units, more than 297,000 vehicles in the six months ended June 30, 2023.
Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services, the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts, replacement and aftermarket automotive products, and at certain of our locations, collision repair services. We operate our franchised dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry. Beginning in 2023, we transitioned our Mercedes-Benz U.K. dealerships to an agency model under which these dealerships receive a fee for facilitating the sale by the manufacturer of a new vehicle but do not hold the vehicle in inventory. Vehicles sold under this agency model are counted as new agency units sold instead of new retail units sold by us, and only the fee we receive from the manufacturer, not the price of the vehicle, is reported as new revenue (as opposed to previously recording all of the vehicle sale price as new revenue) with no corresponding cost of sale. We continue to provide new vehicle customer service at our Mercedes-Benz U.K. dealerships, and the Mercedes-Benz U.K. agency model at this time has not changed our used vehicle sales operations or service and parts operations, although the long-term impact of the agency model at these dealerships as well as other agency models proposed by our manufacturer partners is uncertain.

During the six months ended June 30, 2023, we closed four locations in the U.S., consisting of three retail automotive franchises and one CarShop location. Retail automotive dealerships represented 85.8% of our total revenues and 85.1% of our total gross profit in the six months ended June 30, 2023.
Retail Commercial Truck Dealership. We operate Premier Truck Group ("PTG"), a heavy- and medium-duty truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations across nine U.S. states and the Canadian provinces of Ontario and Manitoba. In June 2023, we acquired Transolutions Truck Centres ("TSTC"), a retailer of heavy- and medium-duty commercial trucks and buses across the greater Winnipeg, Manitoba market, adding three full-service dealerships and two service and parts centers to PTG’s operations. As of June 30, 2023, PTG operated 44 locations selling new and/or used trucks, performing service and parts operations, or offering collision repair services. We retailed and wholesaled 10,673 new and used trucks in the six months ended June 30, 2023. This business represented 12.3% of our total revenues and 11.6% of our total gross profit in the six months ended June 30, 2023.
Penske Australia. Penske Australia is the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy- and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand, and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU (a Rolls-Royce solution), Detroit Diesel, Allison Transmission, and Bergen Engines. Penske Australia offers products across the on- and off-highway markets, including in the trucking, mining, power generation, defense, marine, rail, and construction sectors and supports full parts and aftersales service through a network of branches, field service locations, and dealers across the region. These businesses represented 1.9% of our total revenues and 3.3% of our total gross profit in the six months ended June 30, 2023.
Penske Transportation Solutions. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. ("PTL"). PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. ("Mitsui"). We account for our investment in PTL under the equity method, and we therefore record our share of PTL's earnings on our statements of income under the caption "Equity in earnings of affiliates," which also includes the results of our other equity method investments. Penske Transportation Solutions ("PTS") is the universal brand name for PTL's various business lines through which it is capable of meeting customers' needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental, and contract maintenance along with logistic services, such as dedicated contract carriage, distribution center management, freight management, and dry van truckload carrier services. We recorded $154.1 million and $255.1 million in equity earnings from this investment for the six months ended June 30, 2023 and 2022, respectively.
Outlook
Retail Automotive. During the six months ended June 30, 2023, U.S. industry new light vehicle sales increased 12.9%, as compared to the same period last year, to 7.7 million units, and U.K. new vehicle registrations increased 18.4%, as compared to the same period last year, to 949,720 registrations. We believe the year over year increase in new vehicle sales and registrations is primarily attributable to continued consumer demand for new vehicles, an increasing supply of new vehicles available for sale, an increase in fleet sales in the U.S., and an increase in company car sales in the U.K. Our new vehicle days' supply is 32 as of June 30, 2023, compared to 25 as of December 31, 2022. Our used vehicle days' supply is 45 as of June 30, 2023, compared to 53 as of December 31, 2022, and is being impacted by a lower supply of 1-4 year old used vehicles as a result of the lower number of new vehicles sold in recent years. While we continue to expect increasing new vehicle availability throughout 2023, production disruptions and supply shortages could result in suppressed new and used vehicle sales volumes which would impact the availability and affordability of new and used vehicles. As the supply of new vehicles continues to improve, we may experience reduced new and used vehicle gross profit together with higher sales volumes. The level of new vehicle sales may also be impacted by affordability challenges, inflation and higher interest rates, or a reduction in consumer spending resulting in slower demand.
During the six months ended June 30, 2023, our premium/luxury unit sales in the U.K. increased as compared to the same period last year. In the U.K., premium/luxury unit sales, which account for over 90% of our new unit sales, increased 12.5%, and the overall U.K. market increased 18.4% as compared to the same period last year.
Representatives of the U.K. government have proposed a ban on the sale of gasoline engines in new cars and new vans that would take effect as early as 2030 and a ban on the sale of gasoline hybrid engines in new cars and new vans as early as 2035 while also providing government incentives on certain electric vehicles to entice consumers to transition from internal combustion vehicles to electric vehicles. During the six months ended June 30, 2023, sales of diesel-powered vehicles decreased 10.2%, petrol-powered vehicles increased 17.3%, and Battery Electric Vehicles (BEV), Plug-in Hybrid

Electric Vehicles (PHEV), and Hybrid Electric Vehicles (HEV) increased 29.7%, as compared to the same period last year. In the U.K., new registrations of electric vehicles, including BEV, PHEV, and HEV, represented 35.3% of the overall market for the six months ended June 30, 2023, compared to 32.2% for the same period last year, and represented 31.3% of our U.K. new unit sales, compared with 22.0% over the same prior year period.
Retail Commercial Truck Dealership. During the six months ended June 30, 2023, North American sales of Class 6-8 medium- and heavy-duty trucks, the vehicles sold by our PTG business, increased 17.8% from the same period last year to 243,773 units. The Class 6-7 medium-duty truck market increased 16.9% from the same period last year to 78,343 units, and Class 8 heavy-duty trucks, the largest North American market, increased 18.2% from the same period last year to 165,430 units. Although new truck inventory levels are increasing, supply constraints and backlogs remain, and we expect demand for Class 8 commercial trucks to remain strong through the remainder of the year, driven by replacement demand. When the supply of commercial trucks improves to historical levels, we may experience reduced new and used commercial truck gross profit per unit together with higher sales volumes. The Class 6-8 medium- and heavy-duty truck backlog is 274,365 units according to data published by ACT Research.
Commercial Vehicle Distribution and Other. During the six months ended June 30, 2023, the Australian heavy-duty truck market reported sales of 8,732 units, representing an increase of 26.3% from the same period last year, while the New Zealand market reported sales of 1,987 units, representing an increase of 19.1% from the same period last year.
Penske Transportation Solutions. A majority of PTS' revenue is generated by multi-year contracts for full-service leasing, contract maintenance, and logistics services. During the second quarter, PTS continued to expand its managed fleet with over 431,000 trucks, tractors, and trailers under lease, rental, and/or maintenance contracts. PTS continues to expect strong demand for its full-service leasing business, partially offset by decreased consumer and commercial rental utilization, a decrease in gains from the sale of used vehicles, and increased maintenance costs and interest expense.
As described in "Forward-Looking Statements," there are a number of factors that could cause actual results to differ materially from our expectations, including those discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, and our other periodic reports filed with the Securities and Exchange Commission.
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
Aggregate revenue and gross profit increased $561.6 million, or 8.1%, and increased $36.0 million, or 2.9%, respectively, during the three months ended June 30, 2023, and increased $925.2 million, or 6.7%, and increased $56.6 million, or 2.3%, respectively, during the six months ended June 30, 2023, compared to the same periods in 2022.
As exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to weaken against the U.S. Dollar, our U.K. results of operations would translate into less U.S. Dollar reported results. Foreign currency average rate fluctuations decreased revenue and gross profit by $23.7 million and $8.9 million, respectively, for the three months ended June 30, 2023, and decreased revenue and gross profit by $322.0 million and $56.5 million, respectively, for the six months ended June 30, 2023. Foreign currency average rate fluctuations decreased earnings per share from continuing operations by approximately $0.01 per share for the three months ended June 30, 2023, and decreased earnings per share from continuing operations by approximately $0.12 per share for the six months ended June 30, 2023. Excluding the impact of foreign currency average rate fluctuations, aggregate revenue and gross profit increased 8.5% and increased 3.6%, respectively, for the three months ended June 30, 2023, and increased 9.0% and increased 4.6%, respectively, for the six months ended June 30, 2023.
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
Floor plan interest expense relates to financing incurred in connection with the acquisition of new and used vehicle inventories that are secured by those vehicles. Other interest expense consists of interest charges on all of our interest-bearing debt, other than interest relating to floor plan financing, and includes interest relating to our retail commercial truck dealership and commercial vehicle distribution and other operations. The cost of our variable rate indebtedness is based on the prime rate, the Secured Overnight Financing Rate ("SOFR"), the Sterling Overnight Index Average ("SONIA"), the Bank of England Base Rate, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Tokyo Interbank Offered Rate, the Australian Bank Bill Swap Rate, and the New Zealand Bank Bill Benchmark Rate.
On July 1, 2023, regulatory authorities in the U.S. stopped compelling banks to submit rates for the calculation of LIBOR. While some of our floorplan arrangements and certain credit agreements had historically used LIBOR as a benchmark for calculating the applicable interest rate, all of our agreements previously utilizing LIBOR have transitioned to an alternative benchmark rate on or before July 1, 2023.
The future success of our business is dependent upon, among other things, macro-economic, geo-political, and industry conditions and events, including their impact on new and used vehicle sales, the availability of consumer credit, changes in consumer demand, consumer confidence levels, fuel prices, personal discretionary spending levels, interest rates, and unemployment rates; our ability to obtain vehicles and parts from our manufacturers, especially in light of supply chain disruptions due to natural disasters, the shortage of vehicle components, the war in Ukraine, challenges in sourcing labor or labor strikes or work stoppages, or other disruptions; changes in the retail model either from direct sales by manufacturers, a transition to an agency model of sales, sales by online competitors, or from the expansion of electric vehicles; the effects of a pandemic on the global economy, including our ability to react effectively to changing business conditions in light of any pandemic; the rate of inflation, including its impact on vehicle affordability; changes in interest rates and foreign currency exchange rates; our ability to consummate and integrate acquisitions; with respect to PTS, changes in the financial health of its customers, labor strikes, or work stoppages by its employees, a reduction in PTS' asset utilization rates, continued availability from truck manufacturers and suppliers of vehicles and parts for its fleet, changes in values of used trucks which affects PTS' profitability on truck sales and regulatory risks and related compliance costs; our ability to realize returns on our significant capital investment in new and upgraded dealership facilities; our ability to navigate a rapidly changing automotive and truck landscape; our ability to respond to new or enhanced regulations in both our domestic and international markets relating to automotive dealerships and vehicles sales, including those related to the sales process or emissions standards, as well as changes in consumer sentiment relating to commercial truck sales that may hinder our or PTS' ability to maintain, acquire, sell, or operate trucks; the success of our distribution of commercial vehicles, engines, and power systems; natural disasters; recall initiatives or other disruptions that interrupt the supply of vehicles or parts to us; the outcome of legal and administrative matters, and other factors over which management has limited control. See Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, and our other periodic reports filed with the Securities and Exchange Commission.
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
Beginning in 2023, we transitioned our Mercedes-Benz U.K. dealerships to an agency model under which these dealerships receive a fee for facilitating the sale by the manufacturer of a new vehicle but do not hold the vehicle in inventory. Vehicles sold under this agency model are counted as new agency units sold instead of new retail units sold by us, and only the fee we receive from the manufacturer, not the price of the vehicle, is reported as new revenue (as opposed to previously recording all of the vehicle sale price as new revenue) with no corresponding cost of sale. We continue to provide new vehicle customer service at our Mercedes-Benz U.K. dealerships, and the Mercedes-Benz U.K. agency model at this time has not changed our used vehicle sales operations or service and parts operations, although the long-term impact of the agency model at these dealerships as well as other agency models proposed by our manufacturer partners is uncertain. As a result of the foregoing, we have presented below units sold under this agency model as "Agency units" beginning in 2023. Moreover, our retail automotive revenue per unit retailed and related gross profit per unit retailed for new vehicles excludes agency unit sales and associated revenue.

Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022
Retail Automotive Dealership New Vehicle Data
(In millions, except unit and per unit amounts)

			2023 vs. 2022
New Vehicle Data	2023	2022	Change	% Change
New retail unit sales (excluding agency)	49,562	45,515	4,047	8.9%
Same-store new retail unit sales (excluding agency)	48,923	44,920	4,003	8.9%
New agency unit sales	8,931	—	8,931	nm
Same-store new agency unit sales	7,554	—	7,554	nm
New sales revenue	$2,820.1	$2,446.0	$374.1	15.3%
Same-store new sales revenue	$2,782.4	$2,416.6	$365.8	15.1%
New retail sales revenue per unit (excluding agency)	$56,557	$53,740	$2,817	5.2%
Same-store new retail sales revenue per unit (excluding agency)	$56,592	$53,799	$2,793	5.2%
Gross profit — new	$326.8	$312.3	$14.5	4.6%
Same-store gross profit — new	$321.4	$309.1	$12.3	4.0%
Average gross profit per new vehicle (excluding agency)	$6,259	$6,860	$(601)	(8.8)%
Same-store average gross profit per new vehicle (excluding agency)	$6,298	$6,880	$(582)	(8.5)%
Gross margin % — new	11.6%	12.8%	(1.2)%	(9.4)%
Same-store gross margin % — new	11.6%	12.8%	(1.2)%	(9.4)%
Retail Units (excluding agency)
Retail unit sales of new vehicles increased from 2022 to 2023 due to a 4,003 unit, or 8.9%, increase in same-store new retail unit sales, coupled with a 44 unit increase from net dealership acquisitions. Same-store retail units increased 10.5% in the U.S. and increased 6.1% internationally. Overall, new retail unit sales increased 10.5% in the U.S. and increased 6.0% internationally. We believe the increase in same-store retail unit sales is primarily due to continued consumer demand for new vehicles and increasing new vehicle availability, partially offset by the transition to the agency model for certain brands which are not included as retail sales beginning in 2023.
Revenues
New vehicle sales revenue increased from 2022 to 2023 due to a $365.8 million, or 15.1%, increase in same-store revenues and an $8.3 million increase from net dealership acquisitions, partially offset by the transition to agency for certain brands in the U.K. causing us to no longer record the vehicle sales price as revenue. Excluding $4.5 million of unfavorable foreign currency fluctuations, same-store new revenue increased 15.3%. Same-store revenue (excluding agency) increased due to the increase in same-store new retail unit sales, which increased revenue by $226.5 million, coupled with a $2,793 per unit increase in same-store comparative average retail selling price (despite a $95 per retail unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $125.5 million. We believe the increase in same-store comparative average retail selling price (excluding agency) is primarily due to cost increases initiated by the manufacturers, inflation, and the prolonged low supply of certain new vehicle brands available for sale.
Gross Profit
Retail gross profit from new vehicle sales increased from 2022 to 2023 due to a $12.3 million, or 4.0%, increase in same-store gross profit and a $2.2 million increase from net dealership acquisitions, partially offset by the transition to agency for certain brands in the U.K. Excluding $5.0 million of unfavorable foreign currency fluctuations, same-store gross profit increased 5.6%. Same-store gross profit (excluding agency) decreased due to a $582 per unit decrease in same-store comparative average gross profit (including a $104 per retail unit decrease attributable to unfavorable foreign currency fluctuations), which decreased gross profit by $26.1 million, partially offset by the increase in same-store new retail sales, which increased retail gross profit by $25.2 million. We believe the decrease in same-store comparative average retail gross profit per unit (excluding agency) is primarily due to an increased supply and inventory mix of certain new vehicle brands available for sale as compared to the prior year period.

Retail Automotive Dealership Used Vehicle Data
(In millions, except unit and per unit amounts)

			2023 vs. 2022
Used Vehicle Data	2023	2022	Change	% Change
Used retail unit sales	65,386	69,994	(4,608)	(6.6)%
Same-store used retail unit sales	63,726	68,921	(5,195)	(7.5)%
Used retail sales revenue	$2,330.3	$2,387.8	$(57.5)	(2.4)%
Same-store used retail sales revenue	$2,269.8	$2,353.3	$(83.5)	(3.5)%
Used retail sales revenue per unit	$35,639	$34,114	$1,525	4.5%
Same-store used retail sales revenue per unit	$35,618	$34,145	$1,473	4.3%
Gross profit — used	$123.3	$155.2	$(31.9)	(20.6)%
Same-store gross profit — used	$121.2	$153.7	$(32.5)	(21.1)%
Average gross profit per used vehicle retailed	$1,887	$2,218	$(331)	(14.9)%
Same-store average gross profit per used vehicle retailed	$1,902	$2,230	$(328)	(14.7)%
Gross margin % — used	5.3%	6.5%	(1.2)%	(18.5)%
Same-store gross margin % — used	5.3%	6.5%	(1.2)%	(18.5)%
Units
Retail unit sales of used vehicles decreased from 2022 to 2023 due to a 5,195 unit, or 7.5%, decrease in same-store used retail unit sales, partially offset by a 587 unit increase from net dealership acquisitions. Our same-store units decreased 10.6% in the U.S. and decreased 5.1% internationally. Same-store retail units for our U.S. and U.K. CarShop used vehicle dealerships decreased 7.5% and 7.7%, respectively. Overall, our used units decreased 11.3% in the U.S. and decreased 2.8% internationally. We believe the decrease in same-store unit sales is being impacted by a lower supply of 1-4 year old used vehicles due to the lower number of new vehicles sold in recent years, coupled with higher interest rates and inflation impacting the affordability of used vehicles.
Revenues
Used vehicle retail sales revenue decreased from 2022 to 2023 due to an $83.5 million, or 3.5%, decrease in same-store revenues, partially offset by a $26.0 million increase from net dealership acquisitions. Excluding $2.6 million of unfavorable foreign currency fluctuations, same-store used retail revenue decreased 3.4%. The decrease in same-store revenue is due to the decrease in same-store used retail unit sales, which decreased revenue by $177.4 million, partially offset by a $1,473 per unit increase in same-store comparative average selling price (despite a $41 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $93.9 million. The average sales price per unit for our CarShop used vehicle dealerships increased 13.6% to $21,953. The same-store average sales price per unit decreased 0.7% in the U.S. and increased 9.8% in the U.K. We believe the increase in same-store comparative average selling price is primarily due to the increased cost to acquire used vehicles for retail sales in the U.K. as compared to the prior period.
Gross Profit
Retail gross profit from used vehicle sales decreased from 2022 to 2023 due to a $32.5 million, or 21.1%, decrease in same-store gross profit, partially offset by a $0.6 million increase from net dealership acquisitions. Excluding $0.1 million of unfavorable foreign currency fluctuations, same-store gross profit decreased 21.0%. The decrease in same-store gross profit is due to a $328 per unit decrease in same-store comparative average gross profit (including a $2 per unit decrease attributable to unfavorable foreign currency fluctuations), which decreased gross profit by $20.9 million, coupled with the decrease in same-store used retail unit sales, which decreased gross profit by $11.6 million. The average gross profit per unit for our CarShop used vehicle dealerships decreased 11.5% to $681. We believe the decrease in same-store comparative average gross profit per unit is primarily due to the increased cost to acquire used vehicles for retail sales as compared to the prior year and the resulting lack of affordability for consumers due to historically higher prices attributable to the lower overall vehicle inventory availability for sale in recent years, inflation and higher interest costs associated with the overall purchase.

Retail Automotive Dealership Finance and Insurance Data
(In millions, except unit and per unit amounts)

			2023 vs. 2022
Finance and Insurance Data	2023	2022	Change	% Change
Total retail unit sales	114,948	115,509	(561)	(0.5)%
Total same-store retail unit sales	112,649	113,841	(1,192)	(1.0)%
Total agency unit sales	8,931	—	8,931	nm
Total same-store agency unit sales	7,554	—	7,554	nm
Finance and insurance revenue	$214.1	$221.4	$(7.3)	(3.3)%
Same-store finance and insurance revenue	$209.3	$218.4	$(9.1)	(4.2)%
Finance and insurance revenue per unit (excluding agency)	$1,840	$1,917	$(77)	(4.0)%
Same-store finance and insurance revenue per unit (excluding agency)	$1,834	$1,918	$(84)	(4.4)%
Finance and insurance revenue decreased from 2022 to 2023 due to a $9.1 million, or 4.2%, decrease in same-store revenue, partially offset by a $1.8 million increase from net dealership acquisitions. Excluding $0.1 million of unfavorable foreign currency fluctuations, same-store finance and insurance revenue decreased 4.1%. Same-store revenue (excluding agency) decreased due to an $84 per unit decrease in same-store comparative average finance and insurance retail revenue (including a $1 per retail unit decrease attributable to unfavorable foreign currency fluctuations), which decreased revenue by $9.5 million, coupled with the decrease in combined same-store new and used retail unit sales, which decreased revenue by $2.3 million. Finance and insurance revenue per unit (excluding agency) decreased 5.8% in the U.S. and increased 0.1% in the U.K. We believe the aggregate decrease in same-store finance and insurance revenue per unit (excluding agency) is primarily due to rising interest rates impacting overall customer affordability.
Retail Automotive Dealership Service and Parts Data
(In millions)

			2023 vs. 2022
Service and Parts Data	2023	2022	Change	% Change
Service and parts revenue	$685.2	$597.0	$88.2	14.8%
Same-store service and parts revenue	$653.0	$589.7	$63.3	10.7%
Gross profit — service and parts	$406.5	$359.2	$47.3	13.2%
Same-store service and parts gross profit	$391.1	$354.7	$36.4	10.3%
Gross margin % — service and parts	59.3%	60.2%	(0.9)%	(1.5)%
Same-store service and parts gross margin %	59.9%	60.1%	(0.2)%	(0.3)%
Revenues
Service and parts revenue increased from 2022 to 2023, with an increase of 8.1% in the U.S. and an increase of 29.3% internationally. The increase in service and parts revenue is due to a $63.3 million, or 10.7%, increase in same-store revenues, coupled with a $24.9 million increase from net dealership acquisitions. Excluding $0.3 million of favorable foreign currency fluctuations, same-store revenue increased 10.7%. The increase in same-store revenue is due to a $42.8 million, or 9.8%, increase in customer pay revenue, a $14.2 million, or 12.6%, increase in warranty revenue, and a $6.3 million, or 16.5%, increase in vehicle preparation and body shop revenue. We believe the increase in same-store revenue is primarily due to vehicles remaining on the road longer due to limited supply and affordability considerations, coupled with increases in customer pay and warranty service work, as well as increases in effective labor rates and the retail cost of parts due to inflation.
Gross Profit
Service and parts gross profit increased from 2022 to 2023 due to a $36.4 million, or 10.3%, increase in same-store gross profit, coupled with a $10.9 million increase from net dealership acquisitions. Excluding $0.1 million of favorable foreign currency fluctuations, same-store gross profit increased 10.2%. The increase in same-store gross profit is due to the increase in same-store revenues, which increased gross profit by $37.9 million, partially offset by a 0.2% decrease in same-store gross margin, which decreased gross profit by $1.5 million. The increase in same-store gross profit is due to a $23.1 million, or 10.9%, increase in customer pay gross profit, a $7.3 million, or 9.2%, increase in vehicle preparation and body shop gross profit, and a $6.0 million, or 9.6%, increase in warranty gross profit.
Retail Commercial Truck Dealership Data
(In millions, except unit and per unit amounts)

			2023 vs. 2022
New Commercial Truck Data	2023	2022	Change	% Change
New retail unit sales	4,539	3,531	1,008	28.5%
Same-store new retail unit sales	4,510	3,531	979	27.7%
New retail sales revenue	$616.4	$447.3	$169.1	37.8%
Same-store new retail sales revenue	$611.7	$447.3	$164.4	36.8%
New retail sales revenue per unit	$135,798	$126,676	$9,122	7.2%
Same-store new retail sales revenue per unit	$135,637	$126,676	$8,961	7.1%
Gross profit — new	$37.5	$26.5	$11.0	41.5%
Same-store gross profit — new	$37.0	$26.5	$10.5	39.6%
Average gross profit per new truck retailed	$8,254	$7,504	$750	10.0%
Same-store average gross profit per new truck retailed	$8,211	$7,504	$707	9.4%
Gross margin % — new	6.1%	5.9%	0.2%	3.4%
Same-store gross margin % — new	6.0%	5.9%	0.1%	1.7%
Units
Retail unit sales of new trucks increased from 2022 to 2023 due to a 979 unit, or 27.7%, increase in same-store new retail unit sales, coupled with a 29 unit increase from net dealership acquisitions. We believe the increase in same-store unit sales is primarily due to replacement demand for medium- and heavy-duty trucks and increased supply from the manufacturer.
Revenues
New commercial truck retail sales revenue increased from 2022 to 2023 due to a $164.4 million, or 36.8%, increase in same-store revenues, coupled with a $4.7 million increase from net dealership acquisitions. The increase in same-store revenue is due to the increase in same-store new retail unit sales, which increased revenue by $132.8 million, coupled with an $8,961 per unit increase in same-store comparative average selling price, which increased revenue by $31.6 million. We believe the increase in same-store comparative average selling price is primarily due to higher prices driven by replacement demand and surcharges initiated by the manufacturer.
Gross Profit
New commercial truck retail gross profit increased from 2022 to 2023 due to a $10.5 million, or 39.6%, increase in same-store gross profit, coupled with a $0.5 million increase from net dealership acquisitions. The increase in same-store gross profit is due to the increase in same-store new retail unit sales, which increased gross profit by $8.0 million, coupled with a $707 per unit increase in same-store comparative average gross profit, which increased gross profit by $2.5 million. We believe the increase in same-store comparative average gross profit per unit is primarily due to sales mix of retail unit sales and higher selling prices.

			2023 vs. 2022
Used Commercial Truck Data	2023	2022	Change	% Change
Used retail unit sales	704	643	61	9.5%
Same-store used retail unit sales	701	643	58	9.0%
Used retail sales revenue	$52.4	$78.7	$(26.3)	(33.4)%
Same-store used retail sales revenue	$52.2	$78.7	$(26.5)	(33.7)%
Used retail sales revenue per unit	$74,421	$122,415	$(47,994)	(39.2)%
Same-store used retail sales revenue per unit	$74,485	$122,415	$(47,930)	(39.2)%
Gross profit — used	$4.0	$5.9	$(1.9)	(32.2)%
Same-store gross profit — used	$4.0	$5.9	$(1.9)	(32.2)%
Average gross profit per used truck retailed	$5,722	$9,133	$(3,411)	(37.3)%
Same-store average gross profit per used truck retailed	$5,733	$9,133	$(3,400)	(37.2)%
Gross margin % — used	7.6%	7.5%	0.1%	1.3%
Same-store gross margin % — used	7.7%	7.5%	0.2%	2.7%
Units
Retail unit sales of used trucks increased from 2022 to 2023 due to a 58 unit, or 9.0%, increase in same-store retail unit sales, coupled with a 3 unit increase from net dealership acquisitions. We believe the increase in same-store unit sales is primarily due to the increased supply of new truck inventory leading to increased availability of used trucks.
Revenues
Used commercial truck retail sales revenue decreased from 2022 to 2023 due to a $26.5 million, or 33.7%, decrease in same-store revenues, partially offset by a $0.2 million increase from net dealership acquisitions. The decrease in same-store revenue is due to a $47,930 per unit decrease in same-store comparative average selling price, which decreased revenue by $30.8 million, partially offset by the increase in same-store used retail unit sales, which increased revenue by $4.3 million. We believe the decrease in same-store comparative average selling price is primarily due to the declining value of used trucks, including as a result of depressed freight spot rates when compared to the prior year period, as well as the increased supply of new truck inventory for sale, which reduced overall market demand for used trucks.
Gross Profit
Used commercial truck retail gross profit decreased from 2022 to 2023 due to a $1.9 million, or 32.2%, decrease in same-store gross profit. The decrease in same-store gross profit is due to a $3,400 per unit decrease in same-store comparative average gross profit, which decreased gross profit by $2.2 million, partially offset by the increase in same-store used retail unit sales, which increased gross profit by $0.3 million. We believe the decrease in same-store comparative average gross profit per unit is primarily due to the declining value of used trucks, including as a result of depressed freight spot rates when compared to the prior year period, as well as the increased supply of new truck inventory for sale, which reduced the overall market demand for used trucks.

			2023 vs. 2022
Service and Parts Data	2023	2022	Change	% Change
Service and parts revenue	$232.1	$219.6	$12.5	5.7%
Same-store service and parts revenue	$229.3	$219.6	$9.7	4.4%
Gross profit — service and parts	$95.4	$92.3	$3.1	3.4%
Same-store service and parts gross profit	$94.3	$92.3	$2.0	2.2%
Gross margin % — service and parts	41.1%	42.0%	(0.9)%	(2.1)%
Same-store service and parts gross margin %	41.1%	42.0%	(0.9)%	(2.1)%
Revenues
Service and parts revenue increased from 2022 to 2023 due to a $9.7 million, or 4.4%, increase in same-store revenues, coupled with a $2.8 million increase from net dealership acquisitions. Customer pay work represented approximately 80.7% of PTG's service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The increase in same-store revenue is due to a $6.3 million, or 3.5%, increase in customer pay revenue, a $2.8 million, or 8.3%, increase in warranty revenue, and a $0.6 million, or 8.2%, increase in body shop revenue. We believe the increase in same-store service and parts revenue is being driven by the prolonged replacement cycle of trucks, higher utilization by customers of existing trucks, and as a result, increased mileage accumulation across existing fleets.
Gross Profit
Service and parts gross profit increased from 2022 to 2023 due to a $2.0 million, or 2.2%, increase in same-store gross profit, coupled with a $1.1 million increase from net dealership acquisitions. The increase in same-store gross profit is due to the increase in same-store revenues, which increased gross profit by $4.0 million, partially offset by a 0.9% decrease in same-store gross margin, which decreased gross profit by $2.0 million. The increase in same-store gross profit is due to a $1.5 million, or 7.5%, increase in warranty gross profit and a $0.8 million, or 11.1%, increase in body shop gross profit, partially offset by a $0.3 million, or 0.6%, decrease in customer pay gross profit.
Commercial Vehicle Distribution and Other Data
(In millions, except unit amounts)

			2023 vs. 2022
Penske Australia Data	2023	2022	Change	% Change
Commercial vehicle units (wholesale and retail)	323	357	(34)	(9.5)%
Power system units	270	375	(105)	(28.0)%
Sales revenue	$143.3	$140.9	$2.4	1.7%
Gross profit	$40.3	$41.0	$(0.7)	(1.7)%
Penske Australia primarily distributes and services commercial vehicles, engines, and power systems. This business generated $143.3 million of revenue during the three months ended June 30, 2023, compared to $140.9 million of revenue in the prior year, an increase of 1.7%. This business also generated $40.3 million of gross profit during the three months ended June 30, 2023, compared to $41.0 million of gross profit in the prior year, a decrease of 1.7%.
Excluding $9.2 million of unfavorable foreign currency fluctuations, revenue increased 8.2% primarily due to an increase in service and parts sales revenue, partially offset by a decrease in unit sales. Excluding $2.6 million of unfavorable foreign currency fluctuations, gross profit increased 4.5% primarily due to an increase in higher margin remanufacturing activity and higher margin service and parts sales.
Selling, General, and Administrative Data
(In millions)

			2023 vs. 2022
Selling, General, and Administrative Data	2023	2022	Change	% Change
Personnel expense	$518.3	$510.6	$7.7	1.5%
Advertising expense	$35.2	$31.2	$4.0	12.8%
Rent & related expense	$97.7	$92.9	$4.8	5.2%
Other expense	$206.9	$183.0	$23.9	13.1%
Total SG&A expenses	$858.1	$817.7	$40.4	4.9%
Same-store SG&A expenses	$832.1	$807.3	$24.8	3.1%

Personnel expense as % of gross profit	40.7%	41.3%	(0.6)%	(1.5)%
Advertising expense as % of gross profit	2.8%	2.5%	0.3%	12.0%
Rent & related expense as % of gross profit	7.7%	7.5%	0.2%	2.7%
Other expense as % of gross profit	16.2%	14.8%	1.4%	9.5%
Total SG&A expenses as % of gross profit	67.4%	66.1%	1.3%	2.0%
Same-store SG&A expenses as % of same-store gross profit	66.9%	65.9%	1.0%	1.5%
Selling, general, and administrative expenses ("SG&A") increased from 2022 to 2023 due to a $24.8 million, or 3.1%, increase in same-store SG&A, coupled with a $15.6 million increase from net acquisitions. Excluding $2.8 million of favorable foreign currency fluctuations, same-store SG&A increased 3.4%. SG&A as a percentage of gross profit was 67.4%, an increase of 130 basis points compared to 66.1% in the prior year. SG&A expenses as a percentage of total revenue were 11.5% and 11.8% in the three months ended June 30, 2023 and 2022, respectively. We believe the increase in SG&A as a percentage of gross profit is primarily due to the inflationary effect on our personnel, rent, and other expenses.
Depreciation
(In millions)

			2023 vs. 2022
	2023	2022	Change	% Change
Depreciation	$34.1	$31.7	2.4	7.6%
Depreciation increased from 2022 to 2023 due to a $2.0 million, or 6.2%, increase in same-store depreciation, coupled with a $0.4 million increase from net acquisitions.
Floor Plan Interest Expense
(In millions)

			2023 vs. 2022
	2023	2022	Change	% Change
Floor plan interest expense	$30.8	$9.0	21.8	242.2%
Floor plan interest expense increased from 2022 to 2023 due to a $21.6 million, or 242.6%, increase in same-store floor plan interest expense, coupled with a $0.2 million increase from net acquisitions. The increase is due to increases in applicable rates, coupled with increases in average amounts outstanding under floor plan arrangements.
Other Interest Expense
(In millions)

			2023 vs. 2022
	2023	2022	Change	% Change
Other interest expense	$24.2	$17.0	7.2	42.4%
Other interest expense increased from 2022 to 2023 due to increases in applicable rates, coupled with increases in average revolver borrowing amounts outstanding under our credit agreements.
Equity in Earnings of Affiliates
(In millions)

			2023 vs. 2022
	2023	2022	Change	% Change
Equity in earnings of affiliates	$74.5	$138.0	(63.5)	(46.0)%
Equity in earnings of affiliates decreased from 2022 to 2023 due to a $63.3 million, or 46.3%, decrease in earnings from our investment in PTS, coupled with the decrease in earnings from our retail automotive joint ventures. We believe the decrease in our PTS equity earnings is primarily due to a decrease in commercial and consumer rental utilization and a decrease in gains from the sale of vehicles, coupled with increased interest costs of $47 million and increased maintenance costs of $65 million when compared to the same period last year.

Income Taxes
(In millions)

			2023 vs. 2022
	2023	2022	Change	% Change
Income taxes	$97.7	$123.7	(26.0)	(21.0)%
Income taxes decreased from 2022 to 2023 primarily due to a $99.3 million decrease in our pre-tax income compared to the prior year. Our effective tax rate was 24.4% during the three months ended June 30, 2023, compared to 24.8% during the three months ended June 30, 2022, primarily due to fluctuations in our geographic pre-tax income mix.
Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022
Retail Automotive Dealership New Vehicle Data
(In millions, except unit and per unit amounts)

			2023 vs. 2022
New Vehicle Data	2023	2022	Change	% Change
New retail unit sales (excluding agency)	97,224	91,043	6,181	6.8%
Same-store new retail unit sales (excluding agency)	94,403	89,282	5,121	5.7%
New agency unit sales	15,864	—	15,864	nm
Same-store new agency unit sales	13,428	—	13,428	nm
New sales revenue	$5,541.4	$4,891.5	$649.9	13.3%
Same-store new sales revenue	$5,395.1	$4,813.5	$581.6	12.1%
New retail sales revenue per unit (excluding agency)	$56,687	$53,727	$2,960	5.5%
Same-store new retail sales revenue per unit (excluding agency)	$56,889	$53,914	$2,975	5.5%
Gross profit — new	$640.6	$623.7	$16.9	2.7%
Same-store gross profit — new	$624.0	$616.6	$7.4	1.2%
Average gross profit per new vehicle (excluding agency)	$6,287	$6,850	$(563)	(8.2)%
Same-store average gross profit per new vehicle (excluding agency)	$6,358	$6,906	$(548)	(7.9)%
Gross margin % — new	11.6%	12.8%	(1.2)%	(9.4)%
Same-store gross margin % — new	11.6%	12.8%	(1.2)%	(9.4)%
Retail Units (excluding agency)
Retail unit sales of new vehicles increased from 2022 to 2023 due to a 5,121 unit, or 5.7%, increase in same-store new retail unit sales, coupled with a 1,060 unit increase from net dealership acquisitions. Same-store retail units increased 3.5% in the U.S. and increased 9.8% internationally. Overall, new retail unit sales increased 4.3% in the U.S. and increased 11.2% internationally. We believe the increase in same-store retail unit sales is primarily due to continued consumer demand for new vehicles and increasing new vehicle availability, partially offset by the transition to the agency model for certain brands which are not included as retail sales beginning in 2023.
Revenues
New vehicle sales revenue increased from 2022 to 2023 due to a $581.6 million, or 12.1%, increase in same-store revenues and a $68.3 million increase from net dealership acquisitions, partially offset by the transition to agency for certain brands in the U.K. causing us to no longer record the vehicle sales price as revenue. Excluding $97.5 million of unfavorable foreign currency fluctuations, same-store new revenue increased 14.1%. Same-store revenue (excluding agency) increased due to the increase in same-store new retail unit sales, which increased revenue by $291.3 million, coupled with a $2,975 per unit increase in same-store comparative average retail selling price (despite a $1,025 per retail unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $265.6 million. We believe the increase in same-store comparative average retail selling price (excluding agency) is primarily due to cost increases initiated by the manufacturers, inflation and the prolonged low supply of certain new vehicle brands available for sale.

Gross Profit
Retail gross profit from new vehicle sales increased from 2022 to 2023 due to a $9.5 million increase from net dealership acquisitions and a $7.4 million, or 1.2%, increase in same-store gross profit, partially offset by the transition to agency for certain brands in the U.K. Excluding $19.1 million of unfavorable foreign currency fluctuations, same-store gross profit increased 4.3%. Same-store gross profit (excluding agency) decreased due to a $548 per unit decrease in same-store comparative average gross profit (including a $194 per retail unit decrease attributable to unfavorable foreign currency fluctuations), which decreased gross profit by $48.9 million, partially offset by the increase in same-store new retail sales, which increased retail gross profit by $32.6 million. We believe the decrease in same-store comparative average retail gross profit per unit (excluding agency) is primarily due to an increased supply and inventory mix of new vehicle brands available for sale as compared to the prior year period.
Retail Automotive Dealership Used Vehicle Data
(In millions, except unit and per unit amounts)

			2023 vs. 2022
Used Vehicle Data	2023	2022	Change	% Change
Used retail unit sales	133,222	138,225	(5,003)	(3.6)%
Same-store used retail unit sales	128,555	135,390	(6,835)	(5.0)%
Used retail sales revenue	$4,627.4	$4,810.7	$(183.3)	(3.8)%
Same-store used retail sales revenue	$4,461.3	$4,721.7	$(260.4)	(5.5)%
Used retail sales revenue per unit	$34,735	$34,803	$(68)	(0.2)%
Same-store used retail sales revenue per unit	$34,703	$34,875	$(172)	(0.5)%
Gross profit — used	$245.9	$311.0	$(65.1)	(20.9)%
Same-store gross profit — used	$239.2	$307.0	$(67.8)	(22.1)%
Average gross profit per used vehicle retailed	$1,847	$2,250	$(403)	(17.9)%
Same-store average gross profit per used vehicle retailed	$1,861	$2,268	$(407)	(17.9)%
Gross margin % — used	5.3%	6.5%	(1.2)%	(18.5)%
Same-store gross margin % — used	5.4%	6.5%	(1.1)%	(16.9)%
Units
Retail unit sales of used vehicles decreased from 2022 to 2023 due to a 6,835 unit, or 5.0%, decrease in same-store used retail unit sales, partially offset by a 1,832 unit increase from net dealership acquisitions. Our same-store units decreased 8.5% in the U.S. and decreased 2.2% internationally. Same-store retail units for our U.S. and U.K. CarShop used vehicle dealerships decreased 7.3% and 2.1%, respectively. Overall, our used units decreased 8.8% in the U.S. and increased 0.6% internationally. We believe the decrease in same-store unit sales is primarily being impacted by a lower supply of 1-4 year old used vehicles due to the lower number of new vehicles sold in recent, coupled with higher interest rates and inflation impacting the affordability of used vehicles.
Revenues
Used vehicle retail sales revenue decreased from 2022 to 2023 due to a $260.4 million, or 5.5%, decrease in same-store revenues, partially offset by a $77.1 million increase from net dealership acquisitions. Excluding $128.3 million of unfavorable foreign currency fluctuations, same-store used retail revenue decreased 2.8%. The decrease in same-store revenue is due to the decrease in same-store used retail unit sales, which decreased revenue by $238.3 million, coupled with a $172 per unit decrease in same-store comparative average selling price (including a $998 per unit decrease attributable to unfavorable foreign currency fluctuations), which decreased revenue by $22.1 million. The average sales price per unit for our CarShop used vehicle dealerships increased 4.4% to $21,402. We believe the decrease in same-store comparative average selling price is primarily due to the low overall vehicle inventory availability in the prior period which caused historically high used unit prices.
Gross Profit
Retail gross profit from used vehicle sales decreased from 2022 to 2023 due to a $67.8 million, or 22.1%, decrease in same-store gross profit, partially offset by a $2.7 million increase from net dealership acquisitions. Excluding $5.9 million of unfavorable foreign currency fluctuations, same-store gross profit decreased 20.2%. The decrease in same-store gross profit is due to a $407 per unit decrease in same-store comparative average gross profit (including a $46 per unit decrease attributable to unfavorable foreign currency fluctuations), which decreased gross profit by $52.3 million, coupled with the decrease in same-store used retail unit sales, which decreased gross profit by $15.5 million. The average gross profit per unit for our CarShop used vehicle dealerships decreased 14.4% to $655. We believe the decrease in same-store comparative average gross profit per unit is primarily due to the increased cost to acquire used vehicles for retail sales as compared to the prior year and the resulting lack of affordability for consumers due to historically higher prices attributable to the lower overall vehicle inventory availability for sale in recent years, inflation and higher interest costs associated with the overall purchase.
Retail Automotive Dealership Finance and Insurance Data
(In millions, except unit and per unit amounts)

			2023 vs. 2022
Finance and Insurance Data	2023	2022	Change	% Change
Total retail unit sales	230,446	229,268	1,178	0.5%
Total same-store retail unit sales	222,958	224,672	(1,714)	(0.8)%
Total agency unit sales	15,864	—	15,864	nm
Total same-store agency unit sales	13,428	—	13,428	nm
Finance and insurance revenue	$420.9	$438.7	$(17.8)	(4.1)%
Same-store finance and insurance revenue	$408.5	$433.3	$(24.8)	(5.7)%
Finance and insurance revenue per unit (excluding agency)	$1,806	$1,914	$(108)	(5.6)%
Same-store finance and insurance revenue per unit (excluding agency)	$1,812	$1,928	$(116)	(6.0)%
Finance and insurance revenue decreased from 2022 to 2023 due to a $24.8 million, or 5.7%, decrease in same-store revenue, partially offset by a $7.0 million increase from net dealership acquisitions. Excluding $8.1 million of unfavorable foreign currency fluctuations, same-store finance and insurance revenue decreased 3.8%. Same-store revenue (excluding agency) decreased due to a $116 per unit decrease in same-store comparative average finance and insurance retail revenue (including a $13 per retail unit decrease attributable to unfavorable foreign currency fluctuations), which decreased revenue by $25.9 million, coupled with the decrease in combined same-store new and used retail unit sales, which decreased revenue by $3.3 million. Finance and insurance revenue per unit (excluding agency) decreased 4.5% in the U.S. and decreased 5.9% in the U.K. We believe the decrease in same-store finance and insurance revenue per unit (excluding agency) is primarily due to rising interest rates impacting overall customer affordability.
Retail Automotive Dealership Service and Parts Data
(In millions)

			2023 vs. 2022
Service and Parts Data	2023	2022	Change	% Change
Service and parts revenue	$1,368.2	$1,183.2	$185.0	15.6%
Same-store service and parts revenue	$1,288.9	$1,167.1	$121.8	10.4%
Gross profit — service and parts	$805.4	$709.7	$95.7	13.5%
Same-store service and parts gross profit	$766.2	$700.2	$66.0	9.4%
Gross margin % — service and parts	58.9%	60.0%	(1.1)%	(1.8)%
Same-store service and parts gross margin %	59.4%	60.0%	(0.6)%	(1.0)%
Revenues
Service and parts revenue increased from 2022 to 2023, with an increase of 10.2% in the U.S. and an increase of 26.6% internationally. The increase in service and parts revenue is due to a $121.8 million, or 10.4%, increase in same-store revenues, coupled with a $63.2 million increase from net dealership acquisitions. Excluding $20.1 million of unfavorable foreign currency fluctuations, same-store revenue increased 12.2%. The increase in same-store revenue is due to a $78.6 million, or 9.1%, increase in customer pay revenue, a $30.0 million, or 13.2%, increase in warranty revenue, and a $13.2 million, or 17.6%, increase in vehicle preparation and body shop revenue. We believe the increase in same-store revenue is primarily due to vehicles remaining on the road longer due to limited supply and affordability considerations, coupled with increases in customer pay and warranty service work, as well as increases in effective labor rates and the retail cost of parts due to inflation.
Gross Profit
Service and parts gross profit increased from 2022 to 2023 due to a $66.0 million, or 9.4%, increase in same-store gross profit, coupled with a $29.7 million increase from net dealership acquisitions. Excluding $11.6 million of unfavorable foreign currency fluctuations, same-store gross profit increased 11.1%. The increase in same-store gross profit is due to the increase in same-store revenues, which increased gross profit by $72.4 million, partially offset by a 0.6% decrease in same-store gross margin, which decreased gross profit by $6.4 million. The increase in same-store gross profit is due to a $37.4 million, or 8.9%, increase in customer pay gross profit, a $16.0 million, or 10.4%, increase in vehicle preparation and body shop gross profit, and a $12.6 million, or 10.0%, increase in warranty gross profit.
Retail Commercial Truck Dealership Data
(In millions, except unit and per unit amounts)

			2023 vs. 2022
New Commercial Truck Data	2023	2022	Change	% Change
New retail unit sales	9,056	7,386	1,670	22.6%
Same-store new retail unit sales	8,610	7,175	1,435	20.0%
New retail sales revenue	$1,216.6	$919.0	$297.6	32.4%
Same-store new retail sales revenue	$1,164.6	$893.5	$271.1	30.3%
New retail sales revenue per unit	$134,345	$124,422	$9,923	8.0%
Same-store new retail sales revenue per unit	$135,259	$124,527	$10,732	8.6%
Gross profit — new	$70.0	$55.5	$14.5	26.1%
Same-store gross profit — new	$66.0	$53.8	$12.2	22.7%
Average gross profit per new truck retailed	$7,723	$7,508	$215	2.9%
Same-store average gross profit per new truck retailed	$7,665	$7,493	$172	2.3%
Gross margin % — new	5.8%	6.0%	(0.2)%	(3.3)%
Same-store gross margin % — new	5.7%	6.0%	(0.3)%	(5.0)%
Units
Retail unit sales of new trucks increased from 2022 to 2023 due to a 1,435 unit, or 20.0%, increase in same-store new retail unit sales, coupled with a 235 unit increase from net dealership acquisitions. We believe the increase in same-store unit sales is primarily due to replacement demand for medium- and heavy-duty trucks and increased supply from the manufacturer.
Revenues
New commercial truck retail sales revenue increased from 2022 to 2023 due to a $271.1 million, or 30.3%, increase in same-store revenues, coupled with a $26.5 million increase from net dealership acquisitions. The increase in same-store revenue is due to the increase in same-store new retail unit sales, which increased revenue by $194.1 million, coupled with a $10,732 per unit increase in same-store comparative average selling price, which increased revenue by $77.0 million. We believe the increase in same-store comparative average selling price is primarily due to higher prices driven by replacement demand and surcharges initiated by the manufacturer.
Gross Profit
New commercial truck retail gross profit increased from 2022 to 2023 due to a $12.2 million, or 22.7%, increase in same-store gross profit, coupled with a $2.3 million increase from net dealership acquisitions. The increase in same-store gross profit is due to the increase in same-store new retail unit sales, which increased gross profit by $11.0 million, coupled with a $172 per unit increase in same-store comparative average gross profit, which increased gross profit by $1.2 million. We believe the increase in same-store comparative average gross profit per unit is primarily due to sales mix of retail units and higher selling prices.

			2023 vs. 2022
Used Commercial Truck Data	2023	2022	Change	% Change
Used retail unit sales	1,359	1,480	(121)	(8.2)%
Same-store used retail unit sales	1,327	1,464	(137)	(9.4)%
Used retail sales revenue	$101.9	$179.0	$(77.1)	(43.1)%
Same-store used retail sales revenue	$99.7	$177.5	$(77.8)	(43.8)%
Used retail sales revenue per unit	$75,009	$120,963	$(45,954)	(38.0)%
Same-store used retail sales revenue per unit	$75,162	$121,271	$(46,109)	(38.0)%
Gross profit — used	$9.4	$21.8	$(12.4)	(56.9)%
Same-store gross profit — used	$9.1	$21.5	$(12.4)	(57.7)%
Average gross profit per used truck retailed	$6,914	$14,691	$(7,777)	(52.9)%
Same-store average gross profit per used truck retailed	$6,886	$14,713	$(7,827)	(53.2)%
Gross margin % — used	9.2%	12.2%	(3.0)%	(24.6)%
Same-store gross margin % — used	9.1%	12.1%	(3.0)%	(24.8)%
Units
Retail unit sales of used trucks decreased from 2022 to 2023 due to a 137 unit, or 9.4%, decrease in same-store retail unit sales, partially offset by a 16 unit increase from net dealership acquisitions. We believe the decrease in same-store unit sales is primarily due to the increased supply of new truck inventory leading to increased availability of used trucks.
Revenues
Used commercial truck retail sales revenue decreased from 2022 to 2023 due to a $77.8 million, or 43.8%, decrease in same-store revenues, partially offset by a $0.7 million increase from net dealership acquisitions. The decrease in same-store revenue is due to a $46,109 per unit decrease in same-store comparative average selling price, which decreased revenue by $61.2 million, coupled with the decrease in same-store used retail unit sales, which decreased revenue by $16.6 million. We believe the decrease in same-store comparative average selling price is primarily due to the declining value of used trucks, including as a result of depressed freight spot rates when compared to the prior year period, as well as the increased supply of new truck inventory for sale, which reduced overall market demand for used trucks.
Gross Profit
Used commercial truck retail gross profit decreased from 2022 to 2023 due to a $12.4 million, or 57.7%, decrease in same-store gross profit. The decrease in same-store gross profit is due to a $7,827 per unit decrease in same-store comparative average gross profit, which decreased gross profit by $10.4 million, coupled with the decrease in same-store used retail unit sales, which decreased gross profit by $2.0 million. We believe the decrease in same-store comparative average gross profit per unit is primarily due to the declining value of used trucks, including as a result of depressed freight spot rates when compared to the prior year period, as well as the increased supply of new truck inventory for sale, which reduced the overall market demand for used trucks.

			2023 vs. 2022
Service and Parts Data	2023	2022	Change	% Change
Service and parts revenue	$460.1	$416.6	$43.5	10.4%
Same-store service and parts revenue	$428.6	$398.9	$29.7	7.4%
Gross profit — service and parts	$193.7	$176.1	$17.6	10.0%
Same-store service and parts gross profit	$180.7	$169.5	$11.2	6.6%
Gross margin % — service and parts	42.1%	42.3%	(0.2)%	(0.5)%
Same-store service and parts gross margin %	42.2%	42.5%	(0.3)%	(0.7)%
Revenues
Service and parts revenue increased from 2022 to 2023 due to a $29.7 million, or 7.4%, increase in same-store revenues, coupled with a $13.8 million increase from net dealership acquisitions. Customer pay work represented approximately 80.7% of PTG's service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The increase in same-store revenue is due to a $20.8 million, or 6.4%, increase in customer pay revenue, a $7.5 million, or 12.2%, increase in warranty revenue, and a $1.4 million, or 9.6%, increase in body shop revenue. We believe the increase in same-store service and parts revenue is being driven by the prolonged replacement cycle of trucks, higher utilization by customers of existing trucks, and as a result, increased mileage accumulation across existing fleets.
Gross Profit
Service and parts gross profit increased from 2022 to 2023 due to an $11.2 million, or 6.6%, increase in same-store gross profit, coupled with a $6.4 million increase from net dealership acquisitions. The increase in same-store gross profit is due to the increase in same-store revenues, which increased gross profit by $12.5 million, partially offset by a 0.3% decrease in same-store gross margin, which decreased gross profit by $1.3 million. The increase in same-store gross profit is due to a $6.6 million, or 5.6%, increase in customer pay gross profit, a $3.4 million, or 9.7%, increase in warranty gross profit, and a $1.2 million, or 8.5%, increase in body shop gross profit.
Commercial Vehicle Distribution and Other Data
(In millions, except unit amounts)

			2023 vs. 2022
Penske Australia Data	2023	2022	Change	% Change
Commercial vehicle units (wholesale and retail)	602	695	(93)	(13.4)%
Power system units	574	710	(136)	(19.2)%
Sales revenue	$286.9	$294.8	$(7.9)	(2.7)%
Gross profit	$83.0	$80.8	$2.2	2.7%
Penske Australia primarily distributes and services commercial vehicles, engines, and power systems. This business generated $286.9 million of revenue during the six months ended June 30, 2023, compared to $294.8 million of revenue in the prior year, a decrease of 2.7%. This business also generated $83.0 million of gross profit during the six months ended June 30, 2023, compared to $80.8 million of gross profit in the prior year, an increase of 2.7%.
Excluding $18.7 million of unfavorable foreign currency fluctuations, revenue increased 3.6% primarily due to an increase in service and parts sales revenue, partially offset by a decrease in unit sales. Excluding $5.3 million of unfavorable foreign currency fluctuations, gross profit increased 9.3% primarily due to an increase in higher margin remanufacturing activity and higher margin service and parts sales.
Selling, General, and Administrative Data
(In millions)

			2023 vs. 2022
Selling, General, and Administrative Data	2023	2022	Change	% Change
Personnel expense	$1,023.9	$1,011.7	$12.2	1.2%
Advertising expense	$67.6	$62.8	$4.8	7.6%
Rent & related expense	$193.1	$183.7	$9.4	5.1%
Other expense	$418.4	$357.3	$61.1	17.1%
Total SG&A expenses	$1,703.0	$1,615.5	$87.5	5.4%
Same-store SG&A expenses	$1,628.2	$1,587.4	$40.8	2.6%

Personnel expense as % of gross profit	40.5%	41.0%	(0.5)%	(1.2)%
Advertising expense as % of gross profit	2.7%	2.5%	0.2%	8.0%
Rent & related expense as % of gross profit	7.6%	7.4%	0.2%	2.7%
Other expense as % of gross profit	16.6%	14.5%	2.1%	14.5%
Total SG&A expenses as % of gross profit	67.4%	65.4%	2.0%	3.1%
Same-store SG&A expenses as % of same-store gross profit	66.9%	65.2%	1.7%	2.6%
Selling, general, and administrative expenses ("SG&A") increased from 2022 to 2023 due to a $46.7 million increase from net acquisitions, coupled with a $40.8 million, or 2.6%, increase in same-store SG&A. Excluding $30.6 million of favorable foreign currency fluctuations, same-store SG&A increased 4.5%. SG&A as a percentage of gross profit was 67.4%, an increase of 200 basis points compared to 65.4% in the prior year. SG&A expenses as a percentage of total revenue were 11.5% and 11.6% in the six months ended June 30, 2023 and 2022, respectively. We believe the increase in SG&A as a percentage of gross profit is primarily due to the inflationary effect on our personnel, rent, and other expenses.
Depreciation
(In millions)

			2023 vs. 2022
	2023	2022	Change	% Change
Depreciation	$68.0	$63.6	4.4	6.9%
Depreciation increased from 2022 to 2023 due to a $3.1 million, or 5.0%, increase in same-store depreciation, coupled with a $1.3 million increase from net acquisitions.
Floor Plan Interest Expense
(In millions)

			2023 vs. 2022
	2023	2022	Change	% Change
Floor plan interest expense	$58.7	$16.5	42.2	255.8%
Floor plan interest expense increased from 2022 to 2023 due to a $41.1 million, or 254.6%, increase in same-store floor plan interest expense, coupled with a $1.1 million increase from net acquisitions. The overall increase is due to increases in applicable rates, coupled with increases in average amounts outstanding under floor plan arrangements.
Other Interest Expense
(In millions)

			2023 vs. 2022
	2023	2022	Change	% Change
Other interest expense	$45.0	$33.5	11.5	34.3%
Other interest expense increased from 2022 to 2023 due to increases in applicable rates, coupled with increases in average revolver borrowing amounts outstanding under our credit agreements.
Equity in Earnings of Affiliates
(In millions)

			2023 vs. 2022
	2023	2022	Change	% Change
Equity in earnings of affiliates	$156.6	$257.6	(101.0)	(39.2)%
Equity in earnings of affiliates decreased from 2022 to 2023 due to a $101.0 million, or 39.6%, decrease in earnings from our investment in PTS. We believe the decrease in our PTS equity earnings is primarily due to a decrease in commercial and consumer rental utilization and a decrease in gains from the sale of vehicles, coupled with increased interest costs of $91 million and increased maintenance costs of $148 million when compared to the same period last year.
Income Taxes
(In millions)

			2023 vs. 2022
	2023	2022	Change	% Change
Income taxes	$205.0	$251.8	(46.8)	(18.6)%
Income taxes decreased from 2022 to 2023 primarily due to a $190.0 million decrease in our pre-tax income compared to the prior year. Our effective tax rate was 25.4% during the six months ended June 30, 2023, compared to 25.3% during the six months ended June 30, 2022, primarily due to fluctuations in our geographic pre-tax income mix and an increase to the U.K. corporate tax rate.
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
We have historically expanded our operations through organic growth and the acquisition of dealerships and other businesses. We believe that cash flow from operations, dividends and distributions from PTS and our joint venture investments, and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our existing operations and current commitments for at least the next twelve months. In the event that economic conditions are more severely impacted than we expect due to geo-political conditions, any pandemic or vehicle shortages resulting from supply chain difficulties, we pursue significant acquisitions or other expansion opportunities, pursue significant repurchases of our outstanding securities, or refinance or repay existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings, which sources of funds may not necessarily be available on terms acceptable to us, if at all. In addition, our liquidity could be negatively impacted in the event we fail to comply with the covenants under our various financing and operating agreements or in the event our floor plan financing is withdrawn. Future events, including acquisitions, divestitures, new or revised operating lease agreements, borrowings or repayments under our credit agreements and our floor plan arrangements, raising capital, and purchases or refinancing of our securities, may also impact our liquidity.
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
As of June 30, 2023, we had $119.6 million of cash available to fund our operations and capital commitments. In addition, we had $1.2 billion, £200.0 million ($254.0 million), CAD $79.6 million ($60.0 million), AU $38.8 million ($25.9 million), and $74.4 million available for borrowing under our U.S. credit agreement, U.K. credit agreement, Canada credit agreement, Australia credit agreement, and the revolving mortgage facility through Toyota Motor Credit Corporation, respectively.
Securities Repurchases
From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, through a pre-arranged trading plan, pursuant to the terms of an accelerated share repurchase program, or by other means. We have historically implemented pre-arranged trading plans as part of our securities repurchase programs. These plans authorize share repurchases based on parameters outlined in the specific plan during periods when we otherwise would not trade in our securities, such as the period approaching the end of a quarter through our public announcement of earnings. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit agreement, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as general economic and industry conditions, the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions, dividends, the repayment of our existing indebtedness, and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. In May 2023, our Board of Directors increased the authority delegated to management to repurchase our outstanding securities by $250 million, of which $246.3 million of authority remained outstanding and available for repurchases as of June 30, 2023. This authority has no expiration. Refer to the disclosures provided in Part I, Item 1, Note 11 of the Notes to our Consolidated Condensed Financial Statements for a summary of shares repurchased during the six months ended June 30, 2023.
Securities Trading Policy and Individual Rule 10b5-1 Trading Plans
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
Dividends
We paid the following cash dividends on our common stock in 2022 and 2023:
Per Share Dividends

2022

First Quarter	$0.47
Second Quarter	$0.50
Third Quarter	$0.53
Fourth Quarter	$0.57

2023

First Quarter	$0.61
Second Quarter	$0.66
We also announced a cash dividend of $0.72 per share, payable on September 1, 2023 to stockholders of record on August 10, 2023. While future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors, which may include our expectations regarding the severity and duration of vehicle production issues, the rate of inflation, including its impact on vehicle affordability, earnings, cash flow, capital requirements, restrictions relating to any then-existing indebtedness, financial condition, alternative uses of capital, and other factors, we currently expect to continue to pay comparable dividends in the future.

Long-Term Debt Obligations
As of June 30, 2023, we had the following long-term debt obligations outstanding:

(In millions)	June 30, 2023
U.S. credit agreement — revolving credit line	$—
U.K. credit agreement — revolving credit line	—
3.50% senior subordinated notes due 2025	546.9
3.75% senior subordinated notes due 2029	495.4
Canada credit agreement	53.2
Australia credit agreement	24.1
Mortgage facilities	585.6
Other	38.5
Total long-term debt	$1,743.7
As of June 30, 2023, we were in compliance with all covenants under our credit agreements, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 9 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of our long-term debt obligations.
Short-Term Borrowings
We have six principal sources of short-term borrowings: the revolving portion of the U.S. credit agreement, the revolving portion of the U.K. credit agreement, our Canada credit agreement, our Australia credit agreement, the revolving mortgage facility through Toyota Motor Credit Corporation, and the floor plan agreements that we utilize to finance our vehicle inventories. We are also able to access availability under the floor plan agreements to fund our cash needs.
During the six months ended June 30, 2023, outstanding revolving commitments varied between $0.0 million and $393.0 million under the U.S. credit agreement, between £0.0 million and £42.0 million ($0.0 million and $53.3 million) under the U.K. credit agreement's revolving credit line, between CAD $0.0 million and CAD $85.0 million ($0.0 million and $64.2 million) under the Canada credit agreement, between AU $30.7 million and AU $61.2 million ($20.4 million and $40.8 million) under the Australia credit agreement, and between $109.1 million and $251.8 million under the revolving mortgage facility through Toyota Motor Credit Corporation. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.
PTS Dividends
We hold a 28.9% ownership interest in PTS as noted above. Their partnership agreement requires PTS, subject to applicable law and the terms of its credit agreements, to make quarterly distributions to the partners with respect to each fiscal year by no later than 45 days after the end of each of the first three quarters of the year and by April 15 of the following year. PTS' partnership agreement and certain of its debt agreements allow partner distributions only as long as it is not in default under those agreements and the amount it pays does not exceed 50% of its consolidated net income, unless its debt-to-equity ratio is less than 3.0 to 1.0, in which case its distributions may not exceed 80% of its consolidated net income. We receive pro rata cash distributions relating to this investment, typically in April, May, August, and November of each year. During the six months ended June 30, 2023, and 2022, we received $90.1 million and $104.9 million, respectively, of pro rata cash distributions relating to this investment. We currently expect to continue to receive future distributions from PTS quarterly, subject to its financial performance. In August 2023, PTS expects to make a cash distribution of $127 million to its partners with respect to the second quarter of 2023, of which we would expect to receive $36.7 million.
Sale/Leaseback Arrangements
We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period.

Operating Leases
We estimate the total rent obligations under our operating leases, including any extension periods that we are reasonably certain to exercise at our discretion and assuming constant consumer price indices, to be $5.2 billion. As of June 30, 2023, we were in compliance with all financial covenants under these leases consisting principally of leases for dealership and other properties, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 3 and Note 10 of the Notes to our Consolidated Condensed Financial Statements for a description of our operating leases.
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
Condensed income statement information:

	PAG and Guarantor Subsidiaries
	Six Months Ended June 30, 2023	Twelve Months Ended December 31, 2022
Revenues	$8,054.4	$16,093.8
Gross profit	1,485.5	3,003.6
Equity in earnings of affiliates	154.1	490.0
Net income	426.0	1,081.7
Net income attributable to Penske Automotive Group	426.0	1,081.7

Condensed balance sheet information:

	PAG and Guarantor Subsidiaries
	June 30, 2023	December 31, 2022
Current assets (1)	$2,666.4	$2,600.2
Property and equipment, net	1,385.7	1,342.8
Equity method investments	1,663.0	1,593.5
Other noncurrent assets	3,587.7	3,603.3
Current liabilities	2,079.6	2,147.5
Noncurrent liabilities	4,086.5	3,993.9
__________
(1)Includes $526.7 million and $555.5 million as of June 30, 2023, and December 31, 2022, respectively, due from Non-Guarantor subsidiaries.
During the six months ended June 30, 2023, PAG received $136.3 million from Non-Guarantor subsidiaries. During the twelve months ended December 31, 2022, PAG received $77.9 million from Non-Guarantor subsidiaries.
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities. The major components of these changes are discussed below.

	Six Months Ended June 30,
(In millions)	2023	2022
Net cash provided by operating activities	$604.5	$879.2
Net cash used in investing activities	(261.4)	(357.0)
Net cash used in financing activities	(329.6)	(459.0)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(9.0)
Net change in cash and cash equivalents	$13.1	$54.2
Cash Flows from Operating Activities
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
In accordance with generally accepted accounting principles relating to the statement of cash flows, we report all cash flows arising in connection with floor plan notes payable with the manufacturer of a particular new vehicle as an operating activity in our statement of cash flows, and we report all cash flows arising in connection with floor plan notes payable to a party other than the manufacturer of a particular new vehicle, all floor plan notes payable relating to pre-owned vehicles, and all floor plan notes payable related to our commercial vehicles in Australia and New Zealand as a financing activity in our statement of cash flows. Currently, the majority of our non-trade vehicle financing is with other manufacturer captive lenders. To date, we have not experienced any material limitation with respect to the amount or availability of financing from any institution providing us with vehicle financing.
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

	Six Months Ended June 30,
(In millions)	2023	2022
Net cash provided by operating activities as reported	$604.5	$879.2
Floor plan notes payable — non-trade as reported	(2.4)	(115.6)
Net cash provided by operating activities including all floor plan notes payable	$602.1	$763.6
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of cash used for capital expenditures, proceeds from the sale of property and equipment, and net expenditures for acquisitions and other investments. Capital expenditures were $185.5 million and $138.1 million during the six months ended June 30, 2023 and 2022, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our capital expenditures with operating cash flows or borrowings under our credit agreements. Proceeds from the sale of property and equipment were $9.9 million and $11.4 million during the six months ended June 30, 2023 and 2022, respectively. Cash used in acquisitions and other investments, net of cash acquired, was $80.5 million and $225.9 million during the six months ended June 30, 2023 and 2022, and included cash used to repay sellers' floor plan liabilities in such business acquisitions of $21.3 million and $51.3 million, respectively.
Cash Flows from Financing Activities
Cash flows from financing activities include net borrowings of debt, net repayments of floor plan notes payable non-trade, repurchases of common stock, dividends, and payments for debt issuance costs.
We had net borrowings of debt of $112.6 million and $23.8 million during the six months ended June 30, 2023 and 2022, respectively. We had net repayments of floor plan notes payable non-trade of $2.4 million and $115.6 million during the six months ended June 30, 2023 and 2022, respectively. We repurchased 2.4 million and 2.7 million shares of common stock under our securities repurchase program for $328.1 million and $275.4 million during the six months ended June 30, 2023 and 2022, respectively. We acquired 0.16 million and 0.15 million shares from employees in connection with a net share settlement feature of employee equity awards for $22.4 million and $17.2 million during the six months ended June 30, 2023, and 2022, respectively. We also paid cash dividends to our stockholders of $87.2 million and $74.4 million during the six months ended June 30, 2023 and 2022, respectively. We made payments for debt issuance costs of $2.0 million and $0.1 million during the six months ended June 30, 2023, and 2022, respectively.
Related Party Transactions
Stockholders Agreement
Several of our directors and officers are affiliated with Penske Corporation or related entities. Roger Penske, our Chair of the Board and Chief Executive Officer, is also Chair of the Board and Chief Executive Officer of Penske Corporation and through entities affiliated with Penske Corporation is our largest stockholder owning approximately 52.2% of our outstanding common stock. Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. (collectively, "Mitsui") own approximately 19.8% of our outstanding common stock. Mitsui, Penske Corporation and Penske Automotive Holdings Corp. (together with Penske Corporation, the "Penske companies") are parties to a stockholders agreement which expires March 26, 2030. Pursuant to the stockholders agreement, the Penske companies agreed to vote their shares for two directors who are representatives of Mitsui as long as Mitsui owns in excess of 20% of our outstanding common stock, and for one director as long as Mitsui owns in excess of 10% of our outstanding common stock. Mitsui agreed to vote its shares for up to fourteen directors voted for by the Penske companies.
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
We own a 28.9% interest in PTS. PTS, discussed previously, is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui. The PTS partnership agreement, among other things, provides us with specified partner distribution and governance rights and restricts our ability to transfer our interest. The partnership has an eleven-member Advisory Board. We have the right to appoint one Advisory Board member and appointed Robert H. Kurnick, Jr., our President. Lisa Davis and Michael Eisenson, our directors, are also members of the Advisory Board. We have the right to pro rata quarterly distributions equal to at least 50% of PTS' consolidated net income, as well as specified minority rights which require our and/or Mitsui's consent for certain actions taken by PTS as specified in the PTS partnership agreement.
Joint Venture Relationships
From time to time, we enter into joint venture relationships in the ordinary course of business, pursuant to which we own and operate automotive dealerships together with other investors. We may also provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of June 30, 2023, our automotive joint venture relationships were as follows:

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
Inflation
Many of the markets in which we operate are experiencing higher rates of inflation when compared to prior years. Inflation affects the price of vehicles, the price of parts, the rate of pay of our employees, consumer credit availability, and consumer demand. During 2022, used vehicle prices in particular experienced periods of high rates of inflation. Higher rates of inflation may adversely affect consumer demand and increase our costs, which may materially and adversely affect us.
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
•our expectations regarding any pandemic and the resolution of vehicle production issues;
•the rate of adoption of electric vehicles and their effect on our business;
•our ability to access the remaining availability under our credit agreements;
•our liquidity;
•the performance of our joint ventures, including PTS;
•future foreign currency exchange rates;
•the outcome of various regulatory matters and legal proceedings;
•results of self-insurance plans;
•trends affecting the automotive or trucking industries generally, such as changes to an agency model of distribution in the U.K. and other European countries, and our future financial condition or results of operations; and

•our business strategy.
Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, and our other periodic reports filed with the Securities and Exchange Commission. Important factors that could cause actual results to differ materially from our expectations include the following:
•our business and the automotive retail and commercial vehicles industries in general are susceptible to adverse economic and geo-political conditions, including changes in interest rates, foreign currency exchange rates, customer demand, customer confidence, the rate of inflation, including its impact on vehicle affordability, fuel prices, unemployment rates and credit availability;
•we depend on the success, popularity and availability of the brands we sell, and adverse conditions affecting one or more of these vehicle manufacturers, including the adverse impact on the vehicle and parts supply chain due to natural disasters, the shortage of vehicle components, the war in Ukraine, challenges in sourcing labor or labor strikes or work stoppages, or other disruptions that interrupt the supply of vehicles and parts to us may negatively impact our revenues and profitability;
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
•the effect on our businesses of mobility technologies, such as Uber and Lyft, and the eventual availability of driverless vehicles;
•vehicle manufacturers exercise significant control over our operations, and we depend on them and the continuation of our franchise and distribution agreements in order to operate our business;
•we are subject to the risk that a substantial number of our new or used inventory may be unavailable due to inventory shortages, recalls, or other reasons;
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
•with respect to PTS, changes in the financial health of its customers, compliance costs, labor strikes or work stoppages with respect to its employees, a reduction in PTS' asset utilization rates, continued availability from truck manufacturers and suppliers of vehicles and parts for its fleet, potential decreases in the resale value of used vehicles which may affect PTS' ability to sell its used vehicles after the expiration of its customers' leases or at the end of its holding period for rental vehicles, which may affect PTS' profitability, compliance costs in regard to its trucking fleet and truck drivers, its ability to retain qualified drivers and technicians, risks associated with its participation in multi-employer pension plans, conditions in the capital markets to assure PTS' continued availability of capital to purchase trucks, the effect of changes in lease accounting rules on PTS customers' purchase/lease decisions, industry competition, new or enhanced regulatory requirements, emissions standards, vehicle mandates, changes in consumer sentiment regarding the transportation industry, and vulnerabilities with respect to its centralized information systems, each of which could impact distributions to us;
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
•new or enhanced regulations in both our domestic and international markets relating to automobile dealerships and vehicle sales, including those enacted in certain European countries, Washington, California, Massachusetts, Maryland, New Jersey, and New York banning or taking actions to ban the sale of new vehicles with gasoline engines (with regulations in Europe proposed to start as early as 2025, and California requiring 35% of all new consumer vehicles to be emission free in 2026, 68% to be emission free by 2030, and 100% to be emission free by 2035, with some allowances for plug-in hybrid vehicles);
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

We urge you to carefully consider these risk factors and further information identified in our Annual Report on Form 10-K for the year ended December 31, 2022, Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, and our other periodic reports filed with the Securities and Exchange Commission in evaluating all forward-looking statements regarding our business. Readers of this report are cautioned not to place undue reliance on the forward-looking statements contained in this report. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Except to the extent required by the federal securities laws and the Securities and Exchange Commission's rules and regulations, we have no intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events, or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over the prime rate, SOFR, SONIA, the Bank of England Base Rate, the Canadian Prime Rate, the Tokyo Interbank Offered Rate, or the Australian Bank Bill Swap Rate. Based on an average of the aggregate amounts outstanding under these facilities during the six months ended June 30, 2023, a 100-basis-point change in interest rates would result in an approximate $4.9 million change to our annual other interest expense.
Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, SOFR, SONIA, the Bank of England Base Rate, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Australian Bank Bill Swap Rate, or the New Zealand Bank Bill Benchmark Rate. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the six months ended June 30, 2023, a 100-basis-point change in interest rates would result in an approximate $28.1 million change to our annual floor plan interest expense.
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
Foreign Currency Exchange Rates. As of June 30, 2023, we had consolidated operations in the U.K., Germany, Italy, Japan, Canada, Australia, and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $638.2 million change to our revenues for the six months ended June 30, 2023.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2023, we repurchased 1,551,058 shares of our common stock for $217.8 million, or an average of $140.44 per share, under our securities repurchase program approved by our Board of Directors. During the six months ended June 30, 2023, we repurchased 2,441,385 shares of our outstanding common stock for $328.0 million, or an average of $134.36 per share, under this program. In May 2023, our Board of Directors delegated to management an additional $250 million in authority to repurchase our outstanding securities, of which $246.3 million remained outstanding and available for repurchases as of June 30, 2023. During the six months ended June 30, 2023, we also acquired 162,174 shares of our common stock for $22.4 million, or an average of $138.43 per share, from employees in connection with a net share settlement feature of employee equity awards.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
April 1 to April 30, 2023	—		$—	—	$214.1
May 1 to May 31, 2023	1,379,092		$140.11	1,379,092	$270.9
June 1 to June 30, 2023	334,140	(1)	$140.81	171,966	$246.3
	1,713,232			1,551,058

(1) Includes 162,174 shares acquired from employees in connection with a net share settlement feature of employee equity awards

Item 6. Exhibits
EXHIBIT INDEX

Exhibit No.	Description

3.1	Fourth Amended and Restated Certificate of Incorporation dated May 11, 2023

3.2	Amended and Restated Bylaws dated as of February 16, 2023 (incorporated by reference to exhibit 3.1 to our Form 8-K filed February 17, 2023)

22.1	List of Guarantor Subsidiaries under the Company’s Senior Subordinated Notes

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification

32	Section 1350 Certification

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger Penske
Roger Penske
Date: July 27, 2023		Chief Executive Officer

	By:	/s/ Michelle Hulgrave
Michelle Hulgrave
Date: July 27, 2023		Chief Financial Officer