Form 10-Q
period 2023-09-30
PENSKE AUTOMOTIVE GROUP, INC.
filed 2023-10-30
CIK 1019849

4

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 18, 2023, there were 67,214,126 shares of voting common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
	(In millions, except share and per share amounts)
ASSETS
Cash and cash equivalents	$104.4	$106.5
Accounts receivable, net of allowance for doubtful accounts of $7.1 and $6.6	958.8	906.7
Inventories	3,700.2	3,509.1
Other current assets	215.2	141.9
Total current assets	4,978.6	4,664.2
Property and equipment, net	2,661.0	2,496.5
Operating lease right-of-use assets	2,372.2	2,416.1
Goodwill	2,246.1	2,154.7
Other indefinite-lived intangible assets	737.4	690.9
Equity method investments	1,753.3	1,636.9
Other long-term assets	61.4	55.3
Total assets	$14,810.0	$14,114.6
LIABILITIES AND EQUITY
Floor plan notes payable	$1,748.1	$1,565.7
Floor plan notes payable — non-trade	1,295.0	1,430.6
Accounts payable	922.1	853.5
Accrued expenses and other current liabilities	813.9	788.1
Current portion of long-term debt	170.0	75.2
Total current liabilities	4,949.1	4,713.1
Long-term debt	1,537.3	1,546.9
Long-term operating lease liabilities	2,301.4	2,335.7
Deferred tax liabilities	1,211.5	1,121.0
Other long-term liabilities	259.6	223.1
Total liabilities	10,258.9	9,939.8
Commitments and contingent liabilities (Note 10)
Equity
Penske Automotive Group stockholders' equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 67,214,126 shares issued and outstanding at September 30, 2023; 69,681,891 shares issued and outstanding at December 31, 2022	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	—	—
Retained earnings	4,865.0	4,483.3
Accumulated other comprehensive income (loss)	(341.6)	(335.3)
Total Penske Automotive Group stockholders' equity	4,523.4	4,148.0
Non-controlling interest	27.7	26.8
Total equity	4,551.1	4,174.8
Total liabilities and equity	$14,810.0	$14,114.6
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)
	(In millions, except per share amounts)
Revenue:
Retail automotive dealership	$6,325.4	$5,757.8	$19,031.2	$17,784.3
Retail commercial truck dealership	964.7	1,019.5	2,779.5	2,580.5
Commercial vehicle distribution and other	157.7	143.4	444.6	438.2
Total revenues	7,447.8	6,920.7	22,255.3	20,803.0
Cost of sales:
Retail automotive dealership	5,300.1	4,750.9	15,857.4	14,666.7
Retail commercial truck dealership	809.3	879.8	2,330.3	2,163.6
Commercial vehicle distribution and other	118.0	103.1	321.9	317.1
Total cost of sales	6,227.4	5,733.8	18,509.6	17,147.4
Gross profit	1,220.4	1,186.9	3,745.7	3,655.6
Selling, general, and administrative expenses	853.5	792.7	2,556.5	2,408.2
Depreciation	35.4	31.5	103.4	95.1
Operating income	331.5	362.7	1,085.8	1,152.3
Floor plan interest expense	(35.5)	(13.8)	(94.2)	(30.3)
Other interest expense	(24.5)	(17.9)	(69.5)	(51.4)
Equity in earnings of affiliates	85.0	136.2	241.6	393.8
Income before income taxes	356.5	467.2	1,163.7	1,464.4
Income taxes	(92.1)	(125.7)	(297.1)	(377.5)
Net income	264.4	341.5	866.6	1,086.9
Less: Income attributable to non-controlling interests	1.0	1.4	4.1	4.9
Net income attributable to Penske Automotive Group common stockholders	$263.4	$340.1	$862.5	$1,082.0
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Net income attributable to Penske Automotive Group common stockholders	$3.92	$4.61	$12.64	$14.32
Shares used in determining basic earnings per share	67.3	73.7	68.2	75.6
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Net income attributable to Penske Automotive Group common stockholders	$3.92	$4.61	$12.64	$14.31
Shares used in determining diluted earnings per share	67.3	73.8	68.2	75.6
Amounts attributable to Penske Automotive Group common stockholders:
Net income	$264.4	$341.5	$866.6	$1,086.9
Less: Income attributable to non-controlling interests	1.0	1.4	4.1	4.9
Net income attributable to Penske Automotive Group common stockholders	$263.4	$340.1	$862.5	$1,082.0
Cash dividends per share	$0.72	$0.53	$1.99	$1.50
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)
	(In millions)
Net income	$264.4	$341.5	$866.6	$1,086.9
Other comprehensive income (loss):
Foreign currency translation adjustment	(66.4)	(132.4)	(14.7)	(281.2)
Other adjustments to comprehensive income, net	0.1	2.4	8.3	6.9
Other comprehensive income (loss), net of tax	(66.3)	(130.0)	(6.4)	(274.3)
Comprehensive income	198.1	211.5	860.2	812.6
Less: Comprehensive income attributable to non-controlling interests	0.5	0.5	4.0	2.8
Comprehensive income attributable to Penske Automotive Group common stockholders	$197.6	$211.0	$856.2	$809.8
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2023	2022
	(Unaudited)
	(In millions)
Operating Activities:
Net income	$866.6	$1,086.9
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	103.4	95.1
Earnings of equity method investments	(164.6)	(266.3)
Deferred income taxes	88.3	113.7
Changes in operating assets and liabilities:
Accounts receivable	(55.2)	(137.7)
Inventories	(162.2)	(196.9)
Floor plan notes payable	179.8	337.9
Accounts payable and accrued expenses	102.7	145.8
Other	63.4	29.7
Net cash provided by operating activities	1,022.2	1,208.2
Investing Activities:
Purchases of property, equipment, and improvements	(272.1)	(195.7)
Proceeds from sale of property and equipment	30.7	12.3
Acquisitions net, including repayment of sellers' floor plan notes payable of $24.3 and $51.3, respectively	(211.3)	(393.4)
Other	(9.0)	(7.5)
Net cash used in investing activities	(461.7)	(584.3)
Financing Activities:
Proceeds from borrowings under revolving U.S. credit agreement and mortgage facilities	2,221.8	1,514.0
Repayments under revolving U.S. credit agreement and mortgage facilities	(2,196.9)	(1,514.0)
Net borrowings of other debt	59.0	186.0
Net repayments of floor plan notes payable — non-trade	(142.4)	(85.5)
Repurchases of common stock	(341.2)	(584.8)
Payments of tax withholding for stock-based compensation	(23.4)	(17.2)
Dividends	(135.8)	(113.6)
Payment of debt issuance costs	(2.0)	(0.3)
Other	—	0.1
Net cash used in financing activities	(560.9)	(615.3)
Effect of exchange rate changes on cash and cash equivalents	(1.7)	(17.0)
Net change in cash and cash equivalents	(2.1)	(8.4)
Cash and cash equivalents, beginning of period	106.5	100.7
Cash and cash equivalents, end of period	$104.4	$92.3
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$156.8	$76.8
Income taxes	262.5	253.8
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	Three Months Ended September 30, 2023
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, June 30, 2023	67,305,089	$—	$—	$4,657.9	$(275.8)	$4,382.1	$27.6	$4,409.7
Equity compensation	(3,781)	—	6.6	—	—	6.6	—	6.6
Repurchases of common stock	(87,182)	—	(6.6)	(7.7)	—	(14.3)	—	(14.3)
Dividends	—	—	—	(48.6)	—	(48.6)	—	(48.6)
Distributions to non-controlling interest	—	—	—	—	—	—	(0.4)	(0.4)
Foreign currency translation	—	—	—	—	(65.9)	(65.9)	(0.5)	(66.4)
Other	—	—	—	—	0.1	0.1	—	0.1
Net income	—	—	—	263.4	—	263.4	1.0	264.4
Balance, September 30, 2023	67,214,126	$—	$—	$4,865.0	$(341.6)	$4,523.4	$27.7	$4,551.1

	Three Months Ended September 30, 2022
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, June 30, 2022	75,015,462	$—	$—	$4,506.7	$(311.9)	$4,194.8	$24.6	$4,219.4
Equity compensation	(1,258)	—	6.3	—	—	6.3	—	6.3
Repurchases of common stock	(2,811,346)	—	(6.3)	(303.1)	—	(309.4)	—	(309.4)
Dividends	—	—	—	(39.2)	—	(39.2)	—	(39.2)
Distributions to non-controlling interest	—	—	—	—	—	—	(0.6)	(0.6)
Foreign currency translation	—	—	—	—	(131.5)	(131.5)	(0.9)	(132.4)
Other	—	—	—	—	2.4	2.4	—	2.4
Net income	—	—	—	340.1	—	340.1	1.4	341.5
Balance, September 30, 2022	72,202,858	$—	$—	$4,504.5	$(441.0)	$4,063.5	$24.5	$4,088.0
See Notes to Consolidated Condensed Financial Statements

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	Nine Months Ended September 30, 2023
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders’ Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2022	69,681,891	$—	$—	$4,483.3	$(335.3)	$4,148.0	$26.8	$4,174.8
Equity compensation	222,976	—	22.6	—	—	22.6	—	22.6
Repurchases of common stock	(2,690,741)	—	(22.6)	(345.0)	—	(367.6)	—	(367.6)
Dividends	—	—	—	(135.8)	—	(135.8)	—	(135.8)
Distributions to non-controlling interest	—	—	—	—	—	—	(3.1)	(3.1)
Foreign currency translation	—	—	—	—	(14.6)	(14.6)	(0.1)	(14.7)
Other	—	—	—	—	8.3	8.3	—	8.3
Net income	—	—	—	862.5	—	862.5	4.1	866.6
Balance, September 30, 2023	67,214,126	$—	$—	$4,865.0	$(341.6)	$4,523.4	$27.7	$4,551.1

	Nine Months Ended September 30, 2022
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders’ Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2021	77,574,172	$—	$42.2	$4,196.6	$(168.8)	$4,070.0	$25.0	$4,095.0
Penske Transportation Solutions Adoption of ASC 842	—	—	—	(121.6)	—	(121.6)	—	(121.6)
Equity compensation	306,588	—	20.9	—	—	20.9	—	20.9
Repurchases of common stock	(5,677,902)	—	(63.1)	(538.9)	—	(602.0)	—	(602.0)
Dividends	—	—	—	(113.6)	—	(113.6)	—	(113.6)
Distributions to non-controlling interest	—	—	—	—	—	—	(3.3)	(3.3)
Foreign currency translation	—	—	—	—	(279.1)	(279.1)	(2.1)	(281.2)
Other	—	—	—	—	6.9	6.9	—	6.9
Net income	—	—	—	1,082.0	—	1,082.0	4.9	1,086.9
Balance, September 30, 2022	72,202,858	$—	$—	$4,504.5	$(441.0)	$4,063.5	$24.5	$4,088.0
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
Business Overview and Concentrations
We are a diversified international transportation services company and one of the world's premier automotive and commercial truck retailers. We operate dealerships in the United States, the United Kingdom, Canada, Germany, Italy, and Japan, and we are one of the largest retailers of commercial trucks in North America for Freightliner. We also distribute and retail commercial vehicles, diesel and gas engines, power systems, and related parts and services principally in Australia and New Zealand. We employ over 28,000 people worldwide. Additionally, we own 28.9% of Penske Transportation Solutions, a business that employs over 44,000 people worldwide, manages one of the largest, most comprehensive and modern trucking fleets in North America with over 442,000 trucks, tractors, and trailers under lease, rental, and/or maintenance contracts, and provides innovative transportation, supply chain, and technology solutions to its customers.
Retail Automotive. We are one of the largest global automotive retailers as measured by the $23.7 billion in total retail automotive dealership revenue we generated in 2022. We are diversified geographically with 55% of our total retail automotive dealership revenues in the nine months ended September 30, 2023, generated in the U.S. and Puerto Rico and 45% generated outside of the U.S. We offer over 35 vehicle brands with 71% of our retail automotive franchised dealership revenue generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz, and Porsche, in the nine months ended September 30, 2023. As of September 30, 2023, we operated 336 retail automotive franchised dealerships, of which 147 are located in the U.S. and 189 are located outside of the U.S. The franchised dealerships outside of the U.S. are located primarily in the U.K. As of September 30, 2023, we also operated 20 used vehicle dealerships, with seven dealerships in the U.S. and 13 dealerships in the U.K., which retailed used vehicles under a one price, "no-haggle" methodology under the CarShop brand.
Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services, the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts, replacement and aftermarket automotive products, and at certain of our locations, collision repair services. We operate our franchised dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry. Beginning in 2023, we transitioned our Mercedes-Benz U.K. dealerships to an agency model under which these dealerships, and a limited number of our other dealerships, receive a fee for facilitating the sale by the manufacturer of a new vehicle but do not hold the vehicle in inventory. Vehicles sold under this agency model are counted as new agency units sold instead of new retail units sold by us, and only the fee we receive from the manufacturer, not the price of the vehicle, is reported as new revenue (as opposed to previously recording all of the vehicle sale price as new revenue) with no corresponding cost of sale. We continue to provide new vehicle customer service at our Mercedes-Benz U.K. dealerships, and the Mercedes-Benz U.K. agency model at this time has not changed our used vehicle sales operations or service and parts operations, although the long-term impact of the agency model at these dealerships as well as other agency models proposed by our manufacturer partners is uncertain.
During the nine months ended September 30, 2023, we acquired two retail automotive franchises in the U.S. We also closed seven locations in the U.S., consisting of six retail automotive franchises and one CarShop location, and closed two retail automotive franchises in the U.K.
Retail Commercial Truck Dealership. We operate Premier Truck Group ("PTG"), a heavy- and medium-duty truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations across nine U.S. states and the Canadian provinces of Ontario and Manitoba. During the nine months ended September 30, 2023, we acquired three full-service dealerships and two service and parts centers in Canada. As of September 30, 2023, PTG operated 44 locations selling new and/or used trucks, performing service and parts operations, or offering collision repair services.

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
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 is unaudited but includes all adjustments which our management believes to be necessary for the fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2022, which are included as part of our Annual Report on Form 10-K.
Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounts requiring the use of estimates include accounts receivable, inventories, income taxes, intangible assets, leases, and certain reserves.
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

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.50% senior subordinated notes due 2025	547.3	518.5	546.2	$508.7
3.75% senior subordinated notes due 2029	495.6	418.7	495.1	404.2
Mortgage facilities (1)	504.5	472.2	494.3	462.1
_____________________
(1)In addition to fixed rate debt, our mortgage facilities also include revolving mortgage facilities through Toyota Motor Credit Corporation that bear interest at variable rates. The fair value equals the carrying value.

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
In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $41.8 million and $38.4 million as of September 30, 2023, and December 31, 2022, respectively.
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
Retail Automotive Dealership
The following tables disaggregate our retail automotive segment revenue by product type and geographic location for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
Retail Automotive Dealership Revenue	2023	2022	2023	2022
New vehicle	$2,742.7	$2,395.2	$8,284.1	$7,286.7
Used vehicle	2,322.1	2,208.8	6,949.5	7,019.5
Finance and insurance, net	210.1	208.1	631.0	646.8
Service and parts	685.2	609.8	2,053.4	1,793.0
Fleet and wholesale	365.3	335.9	1,113.2	1,038.3
Total retail automotive dealership revenue	$6,325.4	$5,757.8	$19,031.2	$17,784.3

	Three Months Ended September 30,		Nine Months Ended September 30,
Retail Automotive Dealership Revenue	2023	2022	2023	2022
U.S.	$3,595.9	$3,400.8	$10,511.1	$10,188.3
U.K.	2,306.8	2,002.0	7,180.7	6,461.3
Germany, Italy, and Japan	422.7	355.0	1,339.4	1,134.7
Total retail automotive dealership revenue	$6,325.4	$5,757.8	$19,031.2	$17,784.3

Retail Commercial Truck Dealership
The following table disaggregates our retail commercial truck segment revenue by product type for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
Retail Commercial Truck Dealership Revenue	2023	2022	2023	2022
New truck	$644.4	$704.8	$1,861.0	$1,623.8
Used truck	68.4	74.2	170.3	253.2
Finance and insurance, net	5.9	5.5	15.9	16.4
Service and parts	235.1	223.9	695.2	640.5
Other	10.9	11.1	37.1	46.6
Total retail commercial truck dealership revenue	$964.7	$1,019.5	$2,779.5	$2,580.5
Commercial Vehicle Distribution and Other
Our other reportable segment relates to our Penske Australia business. Commercial vehicle distribution and other revenue was $157.7 million and $444.6 million, including $68.4 million and $197.7 million of service and parts revenue, during the three and nine months ended September 30, 2023, and $143.4 million and $438.2 million, including $62.7 million and $178.3 million of service and parts revenue, during the three and nine months ended September 30, 2022, respectively.
Contract Balances
The following table summarizes our accounts receivable and unearned revenues as of September 30, 2023, and December 31, 2022:

	September 30, 2023	December 31, 2022
Accounts receivable
Contracts in transit	$289.4	$281.7
Vehicle receivables	147.3	235.1
Manufacturer receivables	192.8	178.9
Trade receivables	287.1	191.1

Accrued expenses
Unearned revenues	$280.3	$291.7
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
Unearned revenues primarily relate to payments received from customers prior to satisfaction of our performance obligations, such as refundable customer deposits, non-refundable customer deposits, and deferred revenues from operating leases. These amounts are presented within "Accrued expenses and other current liabilities" on our consolidated balance sheets. Of the amounts recorded as unearned revenues as of December 31, 2022, $197.5 million was recognized as revenue during the nine months ended September 30, 2023.

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
We estimate the total undiscounted rent obligations under these leases, including any extension periods that we are reasonably certain to exercise, to be $5.2 billion as of September 30, 2023. Some of our lease arrangements include rental payments that are adjusted based on an index or rate, such as the Consumer Price Index (CPI). As the rate implicit in the lease is generally not readily determinable for our operating leases, the discount rates used to determine the present value of our lease liability are based on our incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. Our incremental borrowing rate for a lease is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
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
In connection with the sale, relocation, and closure of certain of our dealerships, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties was $4.2 million and $12.7 million for the three and nine months ended September 30, 2023, and $4.4 million and $14.1 million for the three and nine months ended September 30, 2022, respectively. We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period. We do not have any material leases that have not yet commenced as of September 30, 2023.

The following table summarizes our net operating lease cost during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease Cost
Operating lease cost (1)	$63.7	$63.1	$193.3	$190.3
Sublease income	(4.2)	(4.4)	(12.7)	(14.1)
Total lease cost	$59.5	$58.7	$180.6	$176.2
_________________
(1)Includes short-term leases and variable lease costs, which are immaterial.
The following table summarizes supplemental cash flow information related to our operating leases:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$193.4	$185.5
Right-of-use assets modified or obtained in exchange for operating lease liabilities, net	$36.2	$112.3
Supplemental balance sheet information related to the weighted average remaining lease term and discount rate of our leases is as follows:

	September 30, 2023	December 31, 2022
Lease Term and Discount Rate
Weighted-average remaining lease term - operating leases	25 years	25 years
Weighted-average discount rate - operating leases	6.6%	6.5%
The following table summarizes the maturity of our lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on our consolidated condensed balance sheet as of September 30, 2023:

Maturity of Lease Liabilities	September 30, 2023
2023 (1)	$61.5
2024	243.4
2025	238.8
2026	232.0
2027	224.3
2028	215.7
2029 and thereafter	4,023.0
Total future minimum lease payments	$5,238.7
Less: Imputed interest	(2,846.2)
Present value of future minimum lease payments	$2,392.5

Current operating lease liabilities (2)	$91.1
Long-term operating lease liabilities	2,301.4
Total operating lease liabilities	$2,392.5
____________________
(1)Excludes the nine months ended September 30, 2023.
(2)Included within "Accrued expenses and other current liabilities" on Consolidated Condensed Balance Sheet as of September 30, 2023.

4. Inventories
Inventories consisted of the following:

	September 30, 2023	December 31, 2022
Retail automotive dealership new vehicles	$1,566.6	$1,326.5
Retail automotive dealership used vehicles	1,114.7	1,279.6
Retail automotive parts, accessories, and other	153.3	145.6
Retail commercial truck dealership vehicles and parts	494.3	506.2
Commercial vehicle distribution vehicles, parts, and engines	371.3	251.2
Total inventories	$3,700.2	$3,509.1
We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $11.5 million and $12.9 million during the three months ended September 30, 2023 and 2022, respectively, and $36.2 million and $38.5 million during the nine months ended September 30, 2023 and 2022, respectively.
5. Business Combinations
During the nine months ended September 30, 2023, we acquired three full-service commercial truck dealerships and two service and parts centers in Canada adding to PTG's operations. We also acquired two retail automotive franchises in the U.S. During the nine months ended September 30, 2022, we acquired 19 retail automotive franchises, consisting of 15 franchises in the U.K. and four franchises in the U.S. During the nine months ended September 30, 2022, we also acquired four full-service commercial truck dealerships in Canada adding to PTG's operations. Our financial statements include the results of operations of the acquired entity from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements and may be subject to adjustment pending completion of final valuation. The following table summarizes the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the nine months ended September 30, 2023 and 2022:

	September 30,
	2023	2022
Accounts receivable	$—	$8.3
Inventories	33.8	111.4
Other current assets	0.2	3.2
Property and equipment	38.4	134.1
Indefinite-lived intangibles	141.4	160.3
Other noncurrent assets	—	—
Current liabilities	(2.5)	(14.2)
Noncurrent liabilities	—	(9.7)
Total cash used in acquisitions	$211.3	$393.4
Our following unaudited consolidated pro forma results of operations for the three and nine months ended September 30, 2023 and 2022 give effect to acquisitions consummated during 2023 and 2022 as if they had occurred effective at the beginning of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$7,465.1	$7,069.9	$22,418.6	$21,484.8
Net income attributable to Penske Automotive Group common stockholders	263.7	342.4	866.0	1,094.0
Net income per diluted common share	$3.92	$4.64	$12.69	$14.47

6. Intangible Assets
Following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the nine months ended September 30, 2023:

	Goodwill	Other Indefinite- Lived Intangible Assets
Balance, January 1, 2023	$2,154.7	$690.9
Additions	92.8	49.7
Disposals	—	(0.1)
Foreign currency translation	(1.4)	(3.1)
Balance, September 30, 2023	$2,246.1	$737.4
As of September 30, 2023, the goodwill balance within our Retail Automotive, Retail Commercial Truck, and Other reportable segments was $1,681.5 million, $492.0 million, and $72.6 million, respectively. There is no goodwill recorded in our Non-Automotive Investments reportable segment.
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
The weighted average interest rate on floor plan borrowings was 4.4% and 1.6% for the nine months ended September 30, 2023 and 2022, respectively. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle and all floor plan notes payable relating to pre-owned vehicles as "Floor plan notes payable — non-trade" on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.
8. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average shares of voting common stock outstanding, including unvested restricted stock awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average shares of voting common stock outstanding, adjusted for the dilutive impact of unissued shares paid to directors as compensation. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average number of common shares outstanding	67,252,265	73,739,316	68,205,621	75,575,189
Effect of non-participatory equity compensation	14,965	25,399	14,965	25,399
Weighted average number of common shares outstanding, including effect of dilutive securities	67,267,230	73,764,715	68,220,586	75,600,588
9. Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2023	December 31, 2022
U.S. credit agreement — revolving credit line	$—	$—
U.K. credit agreement — revolving credit line	6.1	24.2
3.50% senior subordinated notes due 2025	547.3	546.2
3.75% senior subordinated notes due 2029	495.6	495.1
Canada credit agreement	81.7	—
Australia credit agreement	33.2	21.6
Mortgage facilities	504.5	494.3
Other	38.9	40.7
Total long-term debt	1,707.3	1,622.1
Less: current portion	(170.0)	(75.2)
Net long-term debt	$1,537.3	$1,546.9
U.S. Credit Agreement
On April 20, 2023, we entered into the Tenth Amendment (the “Amendment”) to our U.S. credit agreement with Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation, which added as a lender Daimler Truck Financial Services USA LLC (the credit agreement as amended, the “U.S. Credit Agreement”).

The U.S. Credit Agreement provides for up to $1.2 billion in revolving loans for working capital, acquisitions, capital expenditures, investments, and other general corporate purposes and provides up to an additional $75 million of letters of credit. The U.S. Credit Agreement provides for a maximum of $400 million of borrowings for foreign acquisitions and expires on September 30, 2026. The interest rate on revolving loans is based on an adjusted Secured Overnight Financing Rate plus 1.50%, with uncollateralized borrowings in excess of a defined borrowing base bearing interest at adjusted SOFR plus 3.00%.
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
The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations, and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of September 30, 2023, we had no revolver borrowings under the U.S. credit agreement.

U.K. Credit Agreement
Our subsidiaries in the U.K. (the "U.K. subsidiaries") are party to a £200.0 million revolving credit agreement with the National Westminster Bank plc and BMW Financial Services (GB) Limited (the "U.K. credit agreement") to be used for working capital, acquisitions, capital expenditures, investments, and general corporate purposes. This facility expires in January 2027 (with an option to extend the term to January 2028 as described below). The revolving loans bear interest between SONIA plus 1.10% and SONIA plus 2.10%. In addition, the U.K. credit agreement includes a £100.0 million "accordion" feature which allows the U.K. subsidiaries to request up to an additional £100.0 million of facility capacity, subject to certain limitations. The lenders may agree to provide additional capacity, and, if not, the U.K. subsidiaries may add an additional lender, if available, to the facility to provide such additional capacity. The U.K. subsidiaries may request an extension of the term of the U.K. credit agreement by an additional year by providing notice beginning in December 2023, with the effectiveness of such extension subject to lender approval. The U.K. credit agreement is guaranteed by the holding company of a majority of our international subsidiaries, PAG International Ltd. As of September 30, 2023, we had £5.0 million ($6.1 million) of outstanding borrowings under the U.K. credit agreement.
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
Canada Credit Agreement
One of our Canadian subsidiaries is party to a CAD $150.0 million revolving line of credit with Daimler Truck Financial Services Canada Corporation ("DTFS") which we use in relation to our Canadian Premier Truck Group retail operations (the "Canada credit agreement"). The Canada credit agreement bears interest at a rate of Canadian Prime (determined by the Royal Bank of Canada) ("Canadian Prime Rate") minus 0.50%; provided that DTFS is entitled to demand repayment of any outstanding borrowings under the Canada revolving note and, following such demand, the interest rate on outstanding borrowings shall be increased to the Canadian Prime Rate plus 2.00%. The Canada credit agreement is guaranteed by PAG International Ltd. As of September 30, 2023, we had CAD $111.0 million ($81.7 million) of outstanding borrowings under the Canada credit agreement.
Australia Credit Agreement
Penske Australia is party to an AU $75.0 million credit agreement with Daimler Truck Financial Services Australia Pty Ltd (the "Australia credit agreement"). The Australia credit agreement provides the lender with a secured interest in all assets of these businesses, is terminable with six months' notice, and carries an interest rate of Australian BBSW 30-day Bill Rate plus 2.29%. As of September 30, 2023, we had AU $51.7 million ($33.2 million) outstanding borrowings under the Australia credit agreement.
Mortgage Facilities
We are party to mortgages that bear interest at defined rates and require monthly principal and interest payments. We also have a revolving mortgage facility with Toyota Motor Credit Corporation with a maximum borrowing capacity of $300.0 million contingent on property values and a borrowing capacity as of September 30, 2023, of $251.8 million. The facility bears interest at the prime rate minus 1.68% and expires in December 2025. As of September 30, 2023, we had $124.2 million of outstanding borrowings under this mortgage facility. Our mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain dealerships operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of September 30, 2023, we owed $504.5 million of principal under all of our mortgage facilities.
10. Commitments and Contingent Liabilities
We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of September 30, 2023, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
Our floor plan credit agreements with Daimler Truck Financial Services Australia and Mercedes-Benz Financial Services New Zealand ("MBA") provide us revolving loans for the acquisition of commercial vehicles for distribution to our retail network. These facilities include a commitment to repurchase dealer vehicles in the event the dealer's floor plan agreement with MBA is terminated.
We have $25.8 million of letters of credit outstanding and $14.0 million of bank guarantees as of September 30, 2023, and have posted $26.5 million of surety bonds in the ordinary course of business.
11. Equity
During the three months ended September 30, 2023, we repurchased 81,253 shares of our common stock for $13.1 million, or an average of $161.55 per share, under our securities repurchase program approved by our Board of Directors. During the nine months ended September 30, 2023, we repurchased 2,522,638 shares of our outstanding common stock for $341.1 million, or an average of $135.23 per share, under this program. As of September 30, 2023,

$233.1 million remained outstanding and available for repurchases under this program. During the nine months ended September 30, 2023, we also acquired 168,103 shares of our common stock for $23.4 million, or an average of $139.43 per share, from employees in connection with a net share settlement feature of employee equity awards.
12. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component and the reclassifications out of accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2023 and 2022, respectively, attributable to Penske Automotive Group common stockholders follows:
Three Months Ended September 30, 2023

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2023	$(276.8)	$1.0	$(275.8)
Other comprehensive income (loss) before reclassifications	(65.9)	0.1	(65.8)
Amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	—	—
Net current period other comprehensive income (loss)	(65.9)	0.1	(65.8)
Balance at September 30, 2023	$(342.7)	$1.1	$(341.6)
Three Months Ended September 30, 2022

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2022	$(322.0)	$10.1	$(311.9)
Other comprehensive income (loss) before reclassifications	(131.5)	2.4	(129.1)
Amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	—	—
Net current period other comprehensive income (loss)	(131.5)	2.4	(129.1)
Balance at September 30, 2022	$(453.5)	$12.5	$(441.0)
Nine Months Ended September 30, 2023

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(328.1)	$(7.2)	$(335.3)
Other comprehensive income (loss) before reclassifications	(14.6)	8.3	(6.3)
Amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	—	—
Net current period other comprehensive income (loss)	(14.6)	8.3	(6.3)
Balance at September 30, 2023	$(342.7)	$1.1	$(341.6)

Nine Months Ended September 30, 2022

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$(174.4)	$5.6	$(168.8)
Other comprehensive income (loss) before reclassifications	(279.1)	6.9	(272.2)
Amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	—	—
Net current period other comprehensive income (loss)	(279.1)	6.9	(272.2)
Balance at September 30, 2022	$(453.5)	$12.5	$(441.0)
13. Segment Information
Our operations are organized by management into operating segments by line of business and geography. We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations which includes our investment in PTS and other various investments. The Retail Automotive reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and our retail automotive joint ventures. The individual dealership operations included in the Retail Automotive reportable segment represent six operating segments: Eastern, Central, and Western United States, Used Vehicle Dealerships United States, International, and Used Vehicle Dealerships International. These operating segments have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and/or used vehicles, service, parts, and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals), and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). Revenue and segment income for the three and nine months ended September 30, 2023 and 2022 follows:
Three Months Ended September 30,

	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Intersegment Elimination	Total
Revenues
2023	$6,325.4	$964.7	$157.7	$—	$—	$7,447.8
2022	5,757.8	$1,019.5	$143.4	$—	$—	$6,920.7
Segment income
2023	$200.8	$61.1	$10.4	$84.2	$—	$356.5
2022	269.2	$52.8	$9.6	$135.6	$—	$467.2
Nine Months Ended September 30,

	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Intersegment Elimination	Total
Revenues
2023	$19,031.2	$2,779.5	$444.6	$—	$—	$22,255.3
2022	17,784.3	$2,580.5	$438.2	$—	$—	$20,803.0
Segment income
2023	$718.6	$173.7	$32.9	$238.5	$—	$1,163.7
2022	880.9	$163.6	$28.9	$391.0	$—	$1,464.4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, our other periodic reports filed with the Securities and Exchange Commission, and "Forward-Looking Statements." We have acquired and disposed of certain businesses during the periods presented and addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Our financial statements include the results of operations of those businesses from the date acquired or divested or when they commenced operations. Our period-to-period results of operations may vary depending on the dates of acquisitions or disposals.
Overview
We are a diversified international transportation services company and one of the world's premier automotive and commercial truck retailers. We operate dealerships in the United States, the United Kingdom, Canada, Germany, Italy, and Japan, and we are one of the largest retailers of commercial trucks in North America for Freightliner. We also distribute and retail commercial vehicles, diesel and gas engines, power systems, and related parts and services principally in Australia and New Zealand. We employ over 28,000 people worldwide. Additionally, we own 28.9% of Penske Transportation Solutions, a business that employs over 44,000 people worldwide, manages one of the largest, most comprehensive and modern trucking fleets in North America with over 442,000 trucks, tractors, and trailers under lease, rental, and/or maintenance contracts, and provides innovative transportation, supply chain, and technology solutions to its customers.
Business Overview
During the nine months ended September 30, 2023, our business generated $22.3 billion in total revenue, which is comprised of approximately $19.0 billion from retail automotive dealerships, $2.8 billion from retail commercial truck dealerships, and $444.6 million from commercial vehicle distribution and other operations. We generated $3.7 billion in gross profit, which is comprised of $3.2 billion from retail automotive dealerships, $449.2 million from retail commercial truck dealerships, and $122.7 million from commercial vehicle distribution and other operations.
Retail Automotive. We are one of the largest global automotive retailers as measured by the $23.7 billion in total retail automotive dealership revenue we generated in 2022. We are diversified geographically with 55% of our total retail automotive dealership revenues in the nine months ended September 30, 2023, generated in the U.S. and Puerto Rico and 45% generated outside of the U.S. We offer over 35 vehicle brands with 71% of our retail automotive franchised dealership revenue generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz, and Porsche, in the nine months ended September 30, 2023. As of September 30, 2023, we operated 336 retail automotive franchised dealerships, of which 147 are located in the U.S. and 189 are located outside of the U.S. The franchised dealerships outside of the U.S. are located primarily in the U.K. As of September 30, 2023, we also operated 20 used vehicle dealerships, with seven dealerships in the U.S. and 13 dealerships in the U.K., which retailed used vehicles under a one price, "no-haggle" methodology under the CarShop brand. We retailed and wholesaled, including agency units, more than 446,000 vehicles in the nine months ended September 30, 2023.
Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services, the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts, replacement and aftermarket automotive products, and at certain of our locations, collision repair services. We operate our franchised dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry. Beginning in 2023, we transitioned our Mercedes-Benz U.K. dealerships to an agency model under which these dealerships, and a limited number of our other dealerships in the U.K., receive a fee for facilitating the sale by the manufacturer of a new vehicle but do not hold the vehicle in inventory. Vehicles sold under this agency model are counted as new agency units sold instead of new retail units sold by us, and only the fee we receive from the manufacturer, not the price of the vehicle, is reported as new revenue (as opposed to previously recording all of the vehicle sale price as new revenue) with no corresponding cost of sale. We continue to provide new vehicle customer service at our Mercedes-Benz U.K. dealerships, and the Mercedes-Benz U.K. agency model at this time has not changed our used vehicle sales operations or service and parts operations, although the long-term impact of the agency model at these dealerships as well as other agency models proposed by our manufacturer partners is uncertain.
During the nine months ended September 30, 2023, we acquired two retail automotive franchises in the U.S. We also closed seven locations in the U.S., consisting of six retail automotive franchises and one CarShop location, and closed two retail automotive franchises in the U.K. Retail automotive dealerships represented 85.5% of our total revenues and 84.7% of our total gross profit in the nine months ended September 30, 2023.
Retail Commercial Truck Dealership. We operate Premier Truck Group ("PTG"), a heavy- and medium-duty truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations across nine U.S. states and the Canadian provinces of Ontario and Manitoba. During the nine months ended September 30, 2023, we acquired three full-service dealerships and two service and parts centers in Canada. As of September 30, 2023, PTG operated 44 locations selling new and/or used trucks, performing service and parts operations, or offering collision repair services. We retailed and wholesaled 16,346 new and used trucks in the nine months ended September 30, 2023. This business represented 12.5% of our total revenues and 12.0% of our total gross profit in the nine months ended September 30, 2023.
Penske Australia. Penske Australia is the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy- and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand, and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU (a Rolls-Royce solution), Detroit Diesel, Allison Transmission, and Bergen Engines. Penske Australia offers products across the on- and off-highway markets, including in the trucking, mining, power generation, defense, marine, rail, and construction sectors and supports full parts and aftersales service through a network of branches, field service locations, and dealers across the region. These businesses represented 2.0% of our total revenues and 3.3% of our total gross profit in the nine months ended September 30, 2023.
Penske Transportation Solutions. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. ("PTL"). PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. ("Mitsui"). We account for our investment in PTL under the equity method, and we therefore record our share of PTL's earnings on our statements of income under the caption "Equity in earnings of affiliates," which also includes the results of our other equity method investments. Penske Transportation Solutions ("PTS") is the universal brand name for PTL's various business lines through which it is capable of meeting customers' needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental, and contract maintenance along with logistic services, such as dedicated contract carriage, distribution center management, freight management, and dry van truckload carrier services. We recorded $238.3 million and $390.6 million in equity earnings from this investment for the nine months ended September 30, 2023 and 2022, respectively.
Outlook
Retail Automotive. During the nine months ended September 30, 2023, U.S. industry new light vehicle sales increased 14.1%, as compared to the same period last year, to 11.7 million units, and U.K. new vehicle registrations increased 20.2%, as compared to the same period last year, to 1.5 million registrations. According to industry sources, U.S. new vehicle sales are expected to grow to over 15 million units in 2023 compared to 13.9 million units sold in 2022. Our new vehicle days' supply is 34 as of September 30, 2023, compared to 25 as of December 31, 2022. Our used vehicle days' supply is 38 as of September 30, 2023, compared to 53 as of December 31, 2022, and is being impacted by a lower supply of 1-4 year old used vehicles as a result of the lower number of new vehicles sold in recent years and fewer lease returns in the U.S., which is negatively impacting our used vehicle dealership operations in the U.S. and the U.K. Continued unavailability of quality, low-mileage used vehicles for sale will adversely impact our used vehicle operations. While we continue to expect increasing new vehicle availability throughout the remainder of 2023, production disruptions and supply shortages could result in suppressed new and used vehicle sales volumes which would impact the availability and affordability of new and used vehicles. As the supply of new vehicles has improved, we experienced, and may continue to experience, reduced new and used vehicle gross profit. The level of new vehicle sales may also be impacted by affordability challenges, inflation and higher interest rates, or a reduction in consumer spending resulting in slower demand.
During the nine months ended September 30, 2023, our premium/luxury unit sales in the U.K. increased as compared to the same period last year. In the U.K., premium/luxury unit sales, which account for over 90% of our new unit sales, increased 15.7%, and the overall U.K. market increased 20.2% as compared to the same period last year.

Representatives of the U.K. government have proposed a ban on the sale of gasoline engines and gasoline hybrid engines in new cars and new vans that would take effect in 2035 while also providing government incentives on certain electric vehicles to entice consumers to transition from internal combustion vehicles to electric vehicles. During the nine months ended September 30, 2023, sales of diesel-powered vehicles decreased 9.9%, petrol-powered vehicles increased 18.4%, and Battery Electric Vehicles (BEV), Plug-in Hybrid Electric Vehicles (PHEV), and Hybrid Electric Vehicles (HEV) increased 32.7%, as compared to the same period last year. In the U.K., new registrations of electric vehicles, including BEV, PHEV, and HEV, represented 35.8% of the overall market for the nine months ended September 30, 2023, compared to 32.4% for the same period last year, and represented 32.3% of our U.K. new unit sales, compared with 22.6% over the same prior year period.
Retail Commercial Truck Dealership. During the nine months ended September 30, 2023, North American sales of Class 6-8 medium- and heavy-duty trucks, the vehicles sold by our PTG business, increased 14.4% from the same period last year to 367,411 units. The Class 6-7 medium-duty truck market increased 17.1% from the same period last year to 118,644 units, and Class 8 heavy-duty trucks, the largest North American market, increased 13.1% from the same period last year to 248,767 units. Although new truck inventory levels are generally increasing, supply constraints and backlogs remain, and we expect demand for Class 8 commercial trucks to remain strong through the remainder of the year, driven by replacement demand. When the supply of commercial trucks improves to historical levels, we may experience reduced new and used commercial truck gross profit per unit together with higher sales volumes. The Class 6-8 medium- and heavy-duty truck backlog is 256,043 units according to data published by ACT Research.
Commercial Vehicle Distribution and Other. During the nine months ended September 30, 2023, the Australian heavy-duty truck market reported sales of 12,652 units, representing an increase of 19.5% from the same period last year, while the New Zealand market reported sales of 3,076 units, representing an increase of 14.6% from the same period last year. Additionally, our power system operations continue to grow through sales in the off-highway segments such as power generation solutions for large data centers, mining, and military applications.
Penske Transportation Solutions. A majority of PTS' revenue is generated by multi-year contracts for full-service leasing, contract maintenance, and logistics services. During the third quarter, PTS continued to expand its managed fleet with over 442,000 trucks, tractors, and trailers under lease, rental, and/or maintenance contracts. PTS continues to expect strong demand for its full-service leasing business, partially offset by decreased consumer and commercial rental utilization, a decrease in gains from the sale of used vehicles, and increased maintenance costs and interest expense.
As described in "Forward-Looking Statements," there are a number of factors that could cause actual results to differ materially from our expectations, including those discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, and this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, and our other periodic reports filed with the Securities and Exchange Commission.
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

Aggregate revenue and gross profit increased $527.1 million, or 7.6%, and increased $33.5 million, or 2.8%, respectively, during the three months ended September 30, 2023, and increased $1,452.3 million, or 7.0%, and increased $90.1 million, or 2.5%, respectively, during the nine months ended September 30, 2023, compared to the same periods in 2022.
As exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to weaken against the U.S. Dollar, our U.K. results of operations would translate into less U.S. Dollar reported results. Foreign currency average rate fluctuations increased revenue and gross profit by $172.4 million and $19.3 million, respectively, for the three months ended September 30, 2023, and decreased revenue and gross profit by $149.5 million and $37.2 million, respectively, for the nine months ended September 30, 2023. Foreign currency average rate fluctuations increased earnings per share from continuing operations by approximately $0.02 per share for the three months ended September 30, 2023, and decreased earnings per share from continuing operations by approximately $0.11 per share for the nine months ended September 30, 2023. Excluding the impact of foreign currency average rate fluctuations, aggregate revenue and gross profit increased 5.1% and increased 1.2%, respectively, for the three months ended September 30, 2023, when compared to the same period last year, and increased 7.7% and increased 3.5%, respectively, for the nine months ended September 30, 2023, when compared to the same period last year.
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
The future success of our business is dependent upon, among other things, macro-economic, geo-political, and industry conditions and events, including their impact on new and used vehicle sales, the availability of consumer credit, changes in consumer demand, consumer confidence levels, fuel prices, personal discretionary spending levels, interest rates, and unemployment rates; our ability to obtain vehicles and parts from our manufacturers, especially in light of supply chain disruptions due to natural disasters, the shortage of vehicle components, the war in Ukraine, challenges in sourcing labor or labor strikes or work stoppages, or other disruptions; changes in the retail model either from direct sales by manufacturers, a transition to an agency model of sales, sales by online competitors, or from the expansion of electric vehicles; the effects of a pandemic on the global economy, including our ability to react effectively to changing business conditions in light of any pandemic; the rate of inflation, including its impact on vehicle affordability; changes in interest rates and foreign currency exchange rates; our ability to consummate, integrate, and realize returns on acquisitions; with respect to PTS, changes in the financial health of its customers, labor strikes, or work stoppages by its employees, a reduction in PTS' asset utilization rates, continued availability from truck manufacturers and suppliers of vehicles and parts for its fleet, changes in values of used trucks which affects PTS' profitability on truck sales and regulatory risks and related compliance costs; our ability to realize returns on our significant capital investments in new and upgraded dealership facilities; our ability to navigate a rapidly changing automotive and truck landscape; our ability to respond to new or enhanced regulations in both our domestic and international markets relating to automotive dealerships and vehicles sales, including those related to the sales process or emissions standards, as well as changes in consumer sentiment relating to commercial truck sales that may hinder our or PTS' ability to maintain, acquire, sell, or operate trucks; the success of our distribution of commercial vehicles, engines, and power systems; natural disasters; recall initiatives or other disruptions that interrupt the supply of vehicles or parts to us; the outcome of legal and administrative matters, and other factors over which management has limited control. See Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, and this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, and our other periodic reports filed with the Securities and Exchange Commission.

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
Beginning in 2023, we transitioned our Mercedes-Benz U.K. dealerships to an agency model under which these dealerships, and a limited number of our other dealerships in the U.K., receive a fee for facilitating the sale by the manufacturer of a new vehicle but do not hold the vehicle in inventory. Vehicles sold under this agency model are counted as new agency units sold instead of new retail units sold by us, and only the fee we receive from the manufacturer, not the price of the vehicle, is reported as new revenue (as opposed to previously recording all of the vehicle sale price as new revenue) with no corresponding cost of sale. We continue to provide new vehicle customer service at our Mercedes-Benz U.K. dealerships, and the Mercedes-Benz U.K. agency model at this time has not changed our used vehicle sales operations or service and parts operations, although the long-term impact of the agency model at these dealerships as well as other agency models proposed by our manufacturer partners is uncertain. As a result of the foregoing, we have presented below units sold under this agency model as "Agency units" beginning in 2023. Moreover, our retail automotive revenue per unit retailed and related gross profit per unit retailed for new vehicles excludes agency unit sales and associated revenue.

Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022
Retail Automotive Dealership New Vehicle Data
(In millions, except unit and per unit amounts)

			2023 vs. 2022
New Vehicle Data	2023	2022	Change	% Change
New retail unit sales (excluding agency)	48,060	44,446	3,614	8.1%
Same-store new retail unit sales (excluding agency)	47,914	43,958	3,956	9.0%
New agency unit sales	8,695	—	8,695	nm
Same-store new agency unit sales	7,415	—	7,415	nm
New sales revenue	$2,742.7	$2,395.2	$347.5	14.5%
Same-store new sales revenue	$2,726.5	$2,373.1	$353.4	14.9%
New retail sales revenue per unit (excluding agency)	$56,653	$53,890	$2,763	5.1%
Same-store new retail sales revenue per unit (excluding agency)	$56,570	$53,985	$2,585	4.8%
Gross profit — new	$296.0	$296.8	$(0.8)	(0.3)%
Same-store gross profit — new	$290.6	$294.8	$(4.2)	(1.4)%
Average gross profit per new vehicle (excluding agency)	$5,790	$6,678	$(888)	(13.3)%
Same-store average gross profit per new vehicle (excluding agency)	$5,775	$6,707	$(932)	(13.9)%
Gross margin % — new	10.8%	12.4%	(1.6)%	(12.9)%
Same-store gross margin % — new	10.7%	12.4%	(1.7)%	(13.7)%
Retail Units (excluding agency)
Retail unit sales of new vehicles increased from 2022 to 2023 due to a 3,956 unit, or 9.0%, increase in same-store new retail unit sales, partially offset by the transition to the agency model for certain brands in the U.K. which are not included as retail unit sales beginning in 2023. Same-store retail units increased 13.1% in the U.S. and increased 1.3% internationally. Overall, new retail unit sales increased 13.2% in the U.S. and decreased 1.1% internationally. We believe the increase in same-store retail unit sales is primarily due to continued consumer demand for new vehicles and increasing new vehicle availability.
Revenues
New vehicle sales revenue increased from 2022 to 2023 due to a $353.4 million, or 14.9%, increase in same-store revenues, partially offset by the transition to agency for certain brands in the U.K. causing us to no longer record the vehicle sales price as revenue. Excluding $58.5 million of favorable foreign currency fluctuations, same-store new revenue increased 12.4%. Same-store revenue (excluding agency) increased due to the increase in same-store new retail unit sales, which increased revenue by $223.8 million, coupled with a $2,585 per unit increase in same-store comparative average retail selling price (including a $1,197 per retail unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $113.6 million. We believe the increase in same-store comparative average retail selling price (excluding agency) is primarily due to inflation and the continued low supply of certain new vehicle brands available for sale and the mix of units sold.
Gross Profit
Retail gross profit from new vehicle sales decreased from 2022 to 2023 due to a $4.2 million, or 1.4%, decrease in same-store gross profit, partially attributable to the transition to agency for certain brands in the U.K., and partially offset by a $3.4 million increase from net dealership acquisitions. Excluding $3.1 million of favorable foreign currency fluctuations, same-store gross profit decreased 2.5%. Same-store gross profit (excluding agency) decreased due to a $932 per unit decrease in same-store comparative average gross profit (despite a $44 per retail unit increase attributable to favorable foreign currency fluctuations), which decreased gross profit by $41.0 million, partially offset by the increase in same-store new retail sales, which increased retail gross profit by $22.8 million. We believe the decrease in same-store comparative average retail gross profit per unit (excluding agency) is primarily due to an improved supply of new vehicles and the mix of sales as compared to the prior year period.

Retail Automotive Dealership Used Vehicle Data
(In millions, except unit and per unit amounts)

			2023 vs. 2022
Used Vehicle Data	2023	2022	Change	% Change
Used retail unit sales	66,009	65,523	486	0.7%
Same-store used retail unit sales	64,592	64,742	(150)	(0.2)%
Used retail sales revenue	$2,322.1	$2,208.8	$113.3	5.1%
Same-store used retail sales revenue	$2,263.4	$2,182.7	$80.7	3.7%
Used retail sales revenue per unit	$35,179	$33,711	$1,468	4.4%
Same-store used retail sales revenue per unit	$35,041	$33,714	$1,327	3.9%
Gross profit — used	$103.2	$131.3	$(28.1)	(21.4)%
Same-store gross profit — used	$101.1	$130.0	$(28.9)	(22.2)%
Average gross profit per used vehicle retailed	$1,564	$2,004	$(440)	(22.0)%
Same-store average gross profit per used vehicle retailed	$1,566	$2,008	$(442)	(22.0)%
Gross margin % — used	4.4%	5.9%	(1.5)%	(25.4)%
Same-store gross margin % — used	4.5%	6.0%	(1.5)%	(25.0)%
Units
Retail unit sales of used vehicles increased from 2022 to 2023 due to a 636 unit increase from net dealership acquisitions, partially offset by a 150 unit, or 0.2%, decrease in same-store used retail unit sales. Our same-store units decreased 4.6% in the U.S. and increased 3.6% internationally. Overall, our used units decreased 5.2% in the U.S. and increased 5.9% internationally. We believe the decrease in same-store unit sales in the U.S. is being impacted by a lower supply of 1-4 year old used vehicles due to the fewer number of new vehicles sold in recent years and lower lease returns in the U.S., coupled with higher interest rates and inflation impacting the affordability of used vehicles. We believe the increase in same-store unit sales internationally is primarily due to recent decreases in selling prices.
Revenues
Used vehicle retail sales revenue increased from 2022 to 2023 due to an $80.7 million, or 3.7%, increase in same-store revenues, coupled with a $32.6 million increase from net dealership acquisitions. Excluding $88.3 million of favorable foreign currency fluctuations, same-store used retail revenue decreased 0.4%. The increase in same-store revenue is due to a $1,327 per unit increase in same-store comparative average selling price (including a $1,367 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $85.7 million, partially offset by the decrease in same-store used retail unit sales, which decreased revenue by $5.0 million. We believe the increase in same-store comparative average selling price is primarily due to the increased cost to acquire used vehicles for retail sales as compared to the prior year period.
Gross Profit
Retail gross profit from used vehicle sales decreased from 2022 to 2023 due to a $28.9 million, or 22.2%, decrease in same-store gross profit, partially offset by a $0.8 million increase from net dealership acquisitions. Excluding $2.9 million of favorable foreign currency fluctuations, same-store gross profit decreased 24.5%. The decrease in same-store gross profit is due to a $442 per unit decrease in same-store comparative average gross profit (despite a $45 per unit increase attributable to favorable foreign currency fluctuations), which decreased gross profit by $28.5 million, coupled with the decrease in same-store used retail unit sales, which decreased gross profit by $0.4 million. We believe the decrease in same-store comparative average gross profit per unit is primarily due to the increased cost to acquire used vehicles for retail sales as compared to the prior year. We believe the resulting compression on gross margin from the lack of affordability for consumers is due to higher prices attributable to lower vehicle inventory availability for sale in recent years, inflation, and higher interest costs associated with the overall purchase.

Retail Automotive Dealership Finance and Insurance Data
(In millions, except unit and per unit amounts)

			2023 vs. 2022
Finance and Insurance Data	2023	2022	Change	% Change
Total retail unit sales	114,069	109,969	4,100	3.7%
Total same-store retail unit sales	112,506	108,700	3,806	3.5%
Total agency unit sales	8,695	—	8,695	nm
Total same-store agency unit sales	7,415	—	7,415	nm
Finance and insurance revenue	$210.1	$208.1	$2.0	1.0%
Same-store finance and insurance revenue	$206.1	$206.5	$(0.4)	(0.2)%
Finance and insurance revenue per unit (excluding agency)	$1,815	$1,892	$(77)	(4.1)%
Same-store finance and insurance revenue per unit (excluding agency)	$1,821	$1,900	$(79)	(4.2)%
Finance and insurance revenue increased from 2022 to 2023 due to a $2.4 million increase from net dealership acquisitions, partially offset by a $0.4 million, or 0.2%, decrease in same-store revenue. Excluding $5.4 million of favorable foreign currency fluctuations, same-store finance and insurance revenue decreased 2.9%. Same-store revenue (excluding agency) decreased due to a $79 per unit decrease in same-store comparative average finance and insurance retail revenue (despite a $48 per retail unit increase attributable to favorable foreign currency fluctuations), which decreased revenue by $8.6 million, partially offset by the increase in combined same-store new and used retail unit sales, which increased revenue by $6.9 million. Same-store finance and insurance revenue per unit (excluding agency) decreased 7.1% in the U.S. and increased 0.8% in the U.K. We believe the aggregate decrease in same-store finance and insurance revenue per unit (excluding agency) is primarily due to rising interest rates impacting overall customer affordability, coupled with an increase in lease penetration which limits our finance and insurance product sale opportunities.
Retail Automotive Dealership Service and Parts Data
(In millions)

			2023 vs. 2022
Service and Parts Data	2023	2022	Change	% Change
Service and parts revenue	$685.2	$609.8	$75.4	12.4%
Same-store service and parts revenue	$658.2	$601.2	$57.0	9.5%
Gross profit — service and parts	$404.4	$359.4	$45.0	12.5%
Same-store service and parts gross profit	$391.8	$355.1	$36.7	10.3%
Gross margin % — service and parts	59.0%	58.9%	0.1%	0.2%
Same-store service and parts gross margin %	59.5%	59.1%	0.4%	0.7%
Revenues
Service and parts revenue increased from 2022 to 2023, with an increase of 7.0% in the U.S. and an increase of 23.4% internationally. The increase in service and parts revenue is due to a $57.0 million, or 9.5%, increase in same-store revenues, coupled with an $18.4 million increase from net dealership acquisitions. Excluding $14.7 million of favorable foreign currency fluctuations, same-store revenue increased 7.0%. The increase in same-store revenue is due to a $42.5 million, or 9.7%, increase in customer pay revenue, an $8.6 million, or 6.9%, increase in warranty revenue, and a $5.9 million, or 14.7%, increase in vehicle preparation and body shop revenue. We believe the increase in same-store revenue is primarily due to vehicles remaining on the road longer due to limited supply and affordability considerations, coupled with increases in customer pay and warranty service work, as well as increases in effective labor rates and the retail cost of parts due to inflation.
Gross Profit
Service and parts gross profit increased from 2022 to 2023 due to a $36.7 million, or 10.3%, increase in same-store gross profit, coupled with an $8.3 million increase from net dealership acquisitions. Excluding $8.5 million of favorable foreign currency fluctuations, same-store gross profit increased 8.0%. The increase in same-store gross profit is due to the increase in same-store revenues, which increased gross profit by $33.9 million, coupled with a 0.4% increase in same-store gross margin, which increased gross profit by $2.8 million. The increase in same-store gross profit is due to a $23.2 million, or 11.1%, increase in customer pay gross profit, a $9.0 million, or 11.4%, increase in vehicle preparation and body shop gross profit, and a $4.5 million, or 6.6%, increase in warranty gross profit.
Retail Commercial Truck Dealership Data
(In millions, except unit and per unit amounts)

			2023 vs. 2022
New Commercial Truck Data	2023	2022	Change	% Change
New retail unit sales	4,673	5,365	(692)	(12.9)%
Same-store new retail unit sales	4,505	5,365	(860)	(16.0)%
New retail sales revenue	$644.4	$704.8	$(60.4)	(8.6)%
Same-store new retail sales revenue	$619.0	$704.8	$(85.8)	(12.2)%
New retail sales revenue per unit	$137,891	$131,361	$6,530	5.0%
Same-store new retail sales revenue per unit	$137,402	$131,361	$6,041	4.6%
Gross profit — new	$40.3	$36.4	$3.9	10.7%
Same-store gross profit — new	$37.6	$36.4	$1.2	3.3%
Average gross profit per new truck retailed	$8,631	$6,787	$1,844	27.2%
Same-store average gross profit per new truck retailed	$8,346	$6,787	$1,559	23.0%
Gross margin % — new	6.3%	5.2%	1.1%	21.2%
Same-store gross margin % — new	6.1%	5.2%	0.9%	17.3%
Units
Retail unit sales of new trucks decreased from 2022 to 2023 due to an 860 unit, or 16.0%, decrease in same-store new retail unit sales, partially offset by a 168 unit increase from net dealership acquisitions. We believe the decrease in same-store unit sales is primarily due to production timing and delivery delays caused by manufacturer supply chain challenges.
Revenues
New commercial truck retail sales revenue decreased from 2022 to 2023 due to an $85.8 million, or 12.2%, decrease in same-store revenues, partially offset by a $25.4 million increase from net dealership acquisitions. The decrease in same-store revenue is due to the decrease in same-store new retail unit sales, which decreased revenue by $113.0 million, partially offset by a $6,041 per unit increase in same-store comparative average selling price, which increased revenue by $27.2 million. We believe the increase in same-store comparative average selling price is primarily due to higher prices driven by replacement demand and surcharges initiated by the manufacturer and the mix of units sold.
Gross Profit
New commercial truck retail gross profit increased from 2022 to 2023 due to a $2.7 million increase from net dealership acquisitions, coupled with a $1.2 million, or 3.3%, increase in same-store gross profit. The increase in same-store gross profit is due to a $1,559 per unit increase in same-store comparative average gross profit, which increased gross profit by $7.0 million, partially offset by the decrease in same-store new retail unit sales, which decreased gross profit by $5.8 million. We believe the increase in same-store comparative average gross profit per unit is primarily due to sales mix of retail unit sales and higher selling prices.

			2023 vs. 2022
Used Commercial Truck Data	2023	2022	Change	% Change
Used retail unit sales	883	666	217	32.6%
Same-store used retail unit sales	868	666	202	30.3%
Used retail sales revenue	$68.4	$74.2	$(5.8)	(7.8)%
Same-store used retail sales revenue	$67.6	$74.2	$(6.6)	(8.9)%
Used retail sales revenue per unit	$77,476	$111,451	$(33,975)	(30.5)%
Same-store used retail sales revenue per unit	$77,913	$111,451	$(33,538)	(30.1)%
Gross profit — used	$4.8	$(4.3)	$9.1	211.6%
Same-store gross profit — used	$4.7	$(4.3)	$9.0	209.3%
Average gross profit per used truck retailed	$5,381	$(6,396)	$11,777	184.1%
Same-store average gross profit per used truck retailed	$5,431	$(6,396)	$11,827	184.9%
Gross margin % — used	7.0%	(5.8)%	12.8%	220.7%
Same-store gross margin % — used	7.0%	(5.8)%	12.8%	220.7%
Units
Retail unit sales of used trucks increased from 2022 to 2023 due to a 202 unit, or 30.3%, increase in same-store retail unit sales, coupled with a 15 unit increase from net dealership acquisitions. We believe the increase in same-store unit sales is primarily due to the increase in availability and affordability of used trucks as a result of lower freight rates from the prior year period.
Revenues
Used commercial truck retail sales revenue decreased from 2022 to 2023 due to a $6.6 million, or 8.9%, decrease in same-store revenues, partially offset by a $0.8 million increase from net dealership acquisitions. The decrease in same-store revenue is due to a $33,538 per unit decrease in same-store comparative average selling price, which decreased revenue by $22.3 million, partially offset by the increase in same-store used retail unit sales, which increased revenue by $15.7 million. We believe the decrease in same-store comparative average selling price is primarily due to the declining value of used trucks, including as a result of depressed freight spot rates when compared to the prior year period, which reduced overall market demand for used trucks.
Gross Profit
Used commercial truck retail gross profit increased from 2022 to 2023 due to a $9.0 million, or 209.3%, increase in same-store gross profit, coupled with a $0.1 million increase from net dealership acquisitions. The increase in same-store gross profit is due to an $11,827 per unit increase in same-store comparative average gross profit, which increased gross profit by $7.9 million, coupled with the increase in same-store used retail unit sales, which increased gross profit by $1.1 million. We believe the increase in same-store comparative average gross profit per unit is primarily due to the decreased cost to acquire used trucks for retail sale as compared to the same prior year period.

			2023 vs. 2022
Service and Parts Data	2023	2022	Change	% Change
Service and parts revenue	$235.1	$223.9	$11.2	5.0%
Same-store service and parts revenue	$225.1	$223.9	$1.2	0.5%
Gross profit — service and parts	$99.7	$95.3	$4.4	4.6%
Same-store service and parts gross profit	$95.8	$95.3	$0.5	0.5%
Gross margin % — service and parts	42.4%	42.6%	(0.2)%	(0.5)%
Same-store service and parts gross margin %	42.6%	42.6%	—%	—%
Revenues
Service and parts revenue increased from 2022 to 2023 due to a $10.0 million increase from net dealership acquisitions, coupled with a $1.2 million, or 0.5%, increase in same-store revenues. Customer pay work represented approximately 79.6% of PTG's service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The increase in same-store revenue is primarily due to a $2.1 million, or 5.9%, increase in warranty revenue and a $0.5 million, or 6.8%, increase in body shop revenue. We believe the increase in same-store service and parts revenue is being driven by higher utilization by customers of existing trucks and as a result, increased mileage accumulation across existing fleets.
Gross Profit
Service and parts gross profit increased from 2022 to 2023 due to a $3.9 million increase from net dealership acquisitions, coupled with a $0.5 million, or 0.5%, increase in same-store gross profit. The increase in same-store gross profit is due to the increase in same-store revenues, which increased gross profit by $0.5 million. The increase in same-store gross profit is primarily due to a $0.7 million, or 9.6%, increase in body shop gross profit and a $0.5 million, or 2.5%, increase in warranty gross profit.
Commercial Vehicle Distribution and Other Data
(In millions, except unit amounts)

			2023 vs. 2022
Penske Australia Data	2023	2022	Change	% Change
Commercial vehicle units (wholesale and retail)	318	248	70	28.2%
Power system units	352	350	2	0.6%
Sales revenue	$157.7	$143.4	$14.3	10.0%
Gross profit	$39.7	$40.3	$(0.6)	(1.5)%
Penske Australia primarily distributes and services commercial vehicles, engines, and power systems. This business generated $157.7 million of revenue during the three months ended September 30, 2023, compared to $143.4 million of revenue in the prior year, an increase of 10.0%. This business also generated $39.7 million of gross profit during the three months ended September 30, 2023, compared to $40.3 million of gross profit in the prior year, a decrease of 1.5%.
Excluding $7.0 million of unfavorable foreign currency fluctuations, revenue increased 14.8% primarily due to an increase in service and parts sales revenue, coupled with an increase in unit sales. Excluding $1.7 million of unfavorable foreign currency fluctuations, gross profit increased 2.8% primarily due to an increase in higher margin remanufacturing activity and higher margin service and parts sales.
Selling, General, and Administrative Data
(In millions)

			2023 vs. 2022
Selling, General, and Administrative Data	2023	2022	Change	% Change
Personnel expense	$510.3	$491.9	$18.4	3.7%
Advertising expense	$35.1	$29.5	$5.6	19.0%
Rent & related expense	$97.4	$92.4	$5.0	5.4%
Other expense	$210.7	$178.9	$31.8	17.8%
Total SG&A expenses	$853.5	$792.7	$60.8	7.7%
Same-store SG&A expenses	$828.3	$783.0	$45.3	5.8%

Personnel expense as % of gross profit	41.8%	41.4%	0.4%	1.0%
Advertising expense as % of gross profit	2.9%	2.5%	0.4%	16.0%
Rent & related expense as % of gross profit	8.0%	7.8%	0.2%	2.6%
Other expense as % of gross profit	17.2%	15.1%	2.1%	13.9%
Total SG&A expenses as % of gross profit	69.9%	66.8%	3.1%	4.6%
Same-store SG&A expenses as % of same-store gross profit	69.7%	66.5%	3.2%	4.8%
Selling, general, and administrative expenses ("SG&A") increased from 2022 to 2023 due to a $45.3 million, or 5.8%, increase in same-store SG&A, coupled with a $15.5 million increase from net acquisitions. Excluding $18.3 million of unfavorable foreign currency fluctuations, same-store SG&A increased 3.4%. SG&A as a percentage of gross profit was

69.9%, an increase of 310 basis points compared to 66.8% in the prior year. SG&A expenses as a percentage of total revenue was 11.5% in each of the three months ended September 30, 2023 and 2022, respectively. We believe the increase in SG&A as a percentage of gross profit is primarily due to increases in customer service vehicle loaner expenses, advertising, and utility costs, coupled with the costs associated with insurance deductibles relating to approximately 750 hail-damaged vehicles with an inventory value of $27 million.
Depreciation
(In millions)

			2023 vs. 2022
	2023	2022	Change	% Change
Depreciation	$35.4	$31.5	3.9	12.4%
Depreciation increased from 2022 to 2023 due to a $3.4 million, or 10.9%, increase in same-store depreciation due to capital expenditures, coupled with a $0.5 million increase from net acquisitions.
Floor Plan Interest Expense
(In millions)

			2023 vs. 2022
	2023	2022	Change	% Change
Floor plan interest expense	$35.5	$13.8	21.7	157.2%
Floor plan interest expense increased from 2022 to 2023 due to a $21.3 million, or 155.2%, increase in same-store floor plan interest expense, coupled with a $0.4 million increase from net acquisitions. The increase is due to increases in applicable rates, coupled with increases in average amounts outstanding under floor plan arrangements.
Other Interest Expense
(In millions)

			2023 vs. 2022
	2023	2022	Change	% Change
Other interest expense	$24.5	$17.9	6.6	36.9%
Other interest expense increased from 2022 to 2023 due to increases in applicable rates, coupled with increases in average revolver borrowing amounts outstanding under our credit agreements.
Equity in Earnings of Affiliates
(In millions)

			2023 vs. 2022
	2023	2022	Change	% Change
Equity in earnings of affiliates	$85.0	$136.2	(51.2)	(37.6)%
Equity in earnings of affiliates decreased from 2022 to 2023 due to a $51.4 million, or 37.9%, decrease in earnings from our investment in PTS, partially offset by the increase in earnings from our retail automotive joint ventures. We believe the decrease in our PTS equity earnings is primarily due to a decrease in commercial and consumer rental utilization and a decrease in gains from the sale of vehicles, coupled with increased interest costs of $64 million and increased maintenance costs of $40 million when compared to the same period last year.

Income Taxes
(In millions)

			2023 vs. 2022
	2023	2022	Change	% Change
Income taxes	$92.1	$125.7	(33.6)	(26.7)%
Income taxes decreased from 2022 to 2023 primarily due to a $110.7 million decrease in our pre-tax income compared to the prior year. Our effective tax rate was 25.8% during the three months ended September 30, 2023, compared to 26.9% during the three months ended September 30, 2022, primarily due to fluctuations in our geographic pre-tax income mix.
Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022
Retail Automotive Dealership New Vehicle Data
(In millions, except unit and per unit amounts)

			2023 vs. 2022
New Vehicle Data	2023	2022	Change	% Change
New retail unit sales (excluding agency)	145,284	135,489	9,795	7.2%
Same-store new retail unit sales (excluding agency)	141,122	131,801	9,321	7.1%
New agency unit sales	24,559	—	24,559	nm
Same-store new agency unit sales	20,843	—	20,843	nm
New sales revenue	$8,284.1	$7,286.7	$997.4	13.7%
Same-store new sales revenue	$8,059.5	$7,116.2	$943.3	13.3%
New retail sales revenue per unit (excluding agency)	$56,676	$53,780	$2,896	5.4%
Same-store new retail sales revenue per unit (excluding agency)	$56,822	$53,992	$2,830	5.2%
Gross profit — new	$936.6	$920.5	$16.1	1.7%
Same-store gross profit — new	$909.8	$904.7	$5.1	0.6%
Average gross profit per new vehicle (excluding agency)	$6,122	$6,793	$(671)	(9.9)%
Same-store average gross profit per new vehicle (excluding agency)	$6,180	$6,864	$(684)	(10.0)%
Gross margin % — new	11.3%	12.6%	(1.3)%	(10.3)%
Same-store gross margin % — new	11.3%	12.7%	(1.4)%	(11.0)%
Retail Units (excluding agency)
Retail unit sales of new vehicles increased from 2022 to 2023 due to a 9,321 unit, or 7.1%, increase in same-store new retail unit sales and a 474 unit increase from net dealership acquisitions, partially offset by the transition to the agency model for certain brands in the U.K. which are not included as retail unit sales beginning in 2023. Same-store retail units increased 6.9% in the U.S. and increased 7.4% internationally. Overall, new retail unit sales increased 7.2% in the U.S. and increased 7.2% internationally. We believe the increase in same-store retail unit sales is primarily due to continued consumer demand for new vehicles and increasing new vehicle availability.
Revenues
New vehicle sales revenue increased from 2022 to 2023 due to a $943.3 million, or 13.3%, increase in same-store revenues and a $54.1 million increase from net dealership acquisitions, partially offset by the transition to agency for certain brands in the U.K. causing us to no longer record the vehicle sales price as revenue. Excluding $41.2 million of unfavorable foreign currency fluctuations, same-store new revenue increased 13.8%. Same-store revenue (excluding agency) increased due to the increase in same-store new retail unit sales, which increased revenue by $529.6 million, coupled with a $2,830 per unit increase in same-store comparative average retail selling price (despite a $295 per retail unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $373.0 million. We believe the increase in same-store comparative average retail selling price (excluding agency) is primarily due to cost increases initiated by the manufacturers, inflation, and the continued low supply of certain new vehicle brands available for sale and the mix of units sold.

Gross Profit
Retail gross profit from new vehicle sales increased from 2022 to 2023 due to an $11.0 million increase from net dealership acquisitions and a $5.1 million, or 0.6%, increase in same-store gross profit, partially offset by the transition to agency for certain brands in the U.K. Excluding $16.1 million of unfavorable foreign currency fluctuations, same-store gross profit increased 2.4%. Same-store gross profit (excluding agency) decreased due to a $684 per unit decrease in same-store comparative average gross profit (including a $117 per retail unit decrease attributable to unfavorable foreign currency fluctuations), which decreased gross profit by $90.2 million, partially offset by the increase in same-store new retail sales, which increased retail gross profit by $57.6 million. We believe the decrease in same-store comparative average retail gross profit per unit (excluding agency) is primarily due to an improved supply of new vehicles and the mix of sales as compared to the prior year period.
Retail Automotive Dealership Used Vehicle Data
(In millions, except unit and per unit amounts)

			2023 vs. 2022
Used Vehicle Data	2023	2022	Change	% Change
Used retail unit sales	199,231	203,748	(4,517)	(2.2)%
Same-store used retail unit sales	192,122	199,142	(7,020)	(3.5)%
Used retail sales revenue	$6,949.5	$7,019.5	$(70.0)	(1.0)%
Same-store used retail sales revenue	$6,690.7	$6,872.3	$(181.6)	(2.6)%
Used retail sales revenue per unit	$34,882	$34,452	$430	1.2%
Same-store used retail sales revenue per unit	$34,825	$34,509	$316	0.9%
Gross profit — used	$349.1	$442.3	$(93.2)	(21.1)%
Same-store gross profit — used	$339.0	$435.7	$(96.7)	(22.2)%
Average gross profit per used vehicle retailed	$1,753	$2,171	$(418)	(19.3)%
Same-store average gross profit per used vehicle retailed	$1,764	$2,188	$(424)	(19.4)%
Gross margin % — used	5.0%	6.3%	(1.3)%	(20.6)%
Same-store gross margin % — used	5.1%	6.3%	(1.2)%	(19.0)%
Units
Retail unit sales of used vehicles decreased from 2022 to 2023 due to a 7,020 unit, or 3.5%, decrease in same-store used retail unit sales, partially offset by a 2,503 unit increase from net dealership acquisitions. Our same-store units decreased 7.2% in the U.S. and decreased 0.5% internationally. Overall, our used units decreased 7.6% in the U.S. and increased 2.2% internationally. We believe the decrease in same-store unit sales is primarily being impacted by a lower supply of 1-4 year old used vehicles due to the fewer number of new vehicles sold in recent years and lower lease returns in the U.S., coupled with higher interest rates and inflation impacting the affordability of used vehicles.
Revenues
Used vehicle retail sales revenue decreased from 2022 to 2023 due to a $181.6 million, or 2.6%, decrease in same-store revenues, partially offset by a $111.6 million increase from net dealership acquisitions. Excluding $41.6 million of unfavorable foreign currency fluctuations, same-store used retail revenue decreased 2.0%. The decrease in same-store revenue is due to the decrease in same-store used retail unit sales, which decreased revenue by $242.3 million, partially offset by a $316 per unit increase in same-store comparative average selling price (despite a $217 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $60.7 million. We believe the increase in same-store comparative average selling price is primarily due to the increased cost to acquire used vehicles for retail sales as compared to the prior year period.
Gross Profit
Retail gross profit from used vehicle sales decreased from 2022 to 2023 due to a $96.7 million, or 22.2%, decrease in same-store gross profit, partially offset by a $3.5 million increase from net dealership acquisitions. Excluding $3.0 million of unfavorable foreign currency fluctuations, same-store gross profit decreased 21.5%. The decrease in same-store gross profit is due to a $424 per unit decrease in same-store comparative average gross profit (including a $16 per unit decrease attributable to unfavorable foreign currency fluctuations), which decreased gross profit by $81.5 million, coupled with the decrease in same-store used retail unit sales, which decreased gross profit by $15.2 million. We believe the decrease in same-store comparative average gross profit per unit is primarily due to the increased cost to acquire used vehicles for retail sales as compared to the prior year. We believe the resulting compression on gross margin from the lack of affordability for consumers is due to higher prices attributable to lower vehicle inventory availability for sale in recent years, inflation, and higher interest costs associated with the overall purchase.
Retail Automotive Dealership Finance and Insurance Data
(In millions, except unit and per unit amounts)

			2023 vs. 2022
Finance and Insurance Data	2023	2022	Change	% Change
Total retail unit sales	344,515	339,237	5,278	1.6%
Total same-store retail unit sales	333,244	330,943	2,301	0.7%
Total agency unit sales	24,559	—	24,559	nm
Total same-store agency unit sales	20,843	—	20,843	nm
Finance and insurance revenue	$631.0	$646.8	$(15.8)	(2.4)%
Same-store finance and insurance revenue	$612.1	$635.6	$(23.5)	(3.7)%
Finance and insurance revenue per unit (excluding agency)	$1,809	$1,907	$(98)	(5.1)%
Same-store finance and insurance revenue per unit (excluding agency)	$1,833	$1,921	$(88)	(4.6)%
Finance and insurance revenue decreased from 2022 to 2023 due to a $23.5 million, or 3.7%, decrease in same-store revenue, partially offset by a $7.7 million increase from net dealership acquisitions. Excluding $2.7 million of unfavorable foreign currency fluctuations, same-store finance and insurance revenue decreased 3.3%. Same-store revenue (excluding agency) decreased due to an $88 per unit decrease in same-store comparative average finance and insurance retail revenue (including an $8 per retail unit decrease attributable to unfavorable foreign currency fluctuations), which decreased revenue by $29.1 million, partially offset by the increase in combined same-store new and used retail unit sales, which increased revenue by $4.2 million. Same-store finance and insurance revenue per unit (excluding agency) decreased 4.9% in the U.S. and decreased 3.4% in the U.K. We believe the decrease in same-store finance and insurance revenue per unit (excluding agency) is primarily due to rising interest rates impacting overall customer affordability, coupled with an increase in lease penetration which limits our finance and insurance product sale opportunities.
Retail Automotive Dealership Service and Parts Data
(In millions)

			2023 vs. 2022
Service and Parts Data	2023	2022	Change	% Change
Service and parts revenue	$2,053.4	$1,793.0	$260.4	14.5%
Same-store service and parts revenue	$1,932.9	$1,755.5	$177.4	10.1%
Gross profit — service and parts	$1,209.8	$1,069.1	$140.7	13.2%
Same-store service and parts gross profit	$1,149.9	$1,048.1	$101.8	9.7%
Gross margin % — service and parts	58.9%	59.6%	(0.7)%	(1.2)%
Same-store service and parts gross margin %	59.5%	59.7%	(0.2)%	(0.3)%
Revenues
Service and parts revenue increased from 2022 to 2023, with an increase of 9.1% in the U.S. and an increase of 25.5% internationally. The increase in service and parts revenue is due to a $177.4 million, or 10.1%, increase in same-store revenues, coupled with an $83.0 million increase from net dealership acquisitions. Excluding $5.9 million of unfavorable foreign currency fluctuations, same-store revenue increased 10.4%. The increase in same-store revenue is due to a $120.1 million, or 9.3%, increase in customer pay revenue, a $38.5 million, or 11.0%, increase in warranty revenue, and an $18.8 million, or 16.5%, increase in vehicle preparation and body shop revenue. We believe the increase in same-store revenue is primarily due to vehicles remaining on the road longer due to limited supply and affordability considerations, coupled with increases in customer pay and warranty service work, as well as increases in effective labor rates and the retail cost of parts due to inflation.

Gross Profit
Service and parts gross profit increased from 2022 to 2023 due to a $101.8 million, or 9.7%, increase in same-store gross profit, coupled with a $38.9 million increase from net dealership acquisitions. Excluding $3.4 million of unfavorable foreign currency fluctuations, same-store gross profit increased 10.0%. The increase in same-store gross profit is due to the increase in same-store revenues, which increased gross profit by $105.5 million, partially offset by a 0.2% decrease in same-store gross margin, which decreased gross profit by $3.7 million. The increase in same-store gross profit is due to a $60.1 million, or 9.7%, increase in customer pay gross profit, a $24.8 million, or 10.7%, increase in vehicle preparation and body shop gross profit, and a $16.9 million, or 8.8%, increase in warranty gross profit.
Retail Commercial Truck Dealership Data
(In millions, except unit and per unit amounts)

			2023 vs. 2022
New Commercial Truck Data	2023	2022	Change	% Change
New retail unit sales	13,729	12,751	978	7.7%
Same-store new retail unit sales	12,886	12,293	593	4.8%
New retail sales revenue	$1,861.0	$1,623.8	$237.2	14.6%
Same-store new retail sales revenue	$1,752.6	$1,570.8	$181.8	11.6%
New retail sales revenue per unit	$135,552	$127,341	$8,211	6.4%
Same-store new retail sales revenue per unit	$136,010	$127,777	$8,233	6.4%
Gross profit — new	$110.3	$91.9	$18.4	20.0%
Same-store gross profit — new	$100.9	$88.3	$12.6	14.3%
Average gross profit per new truck retailed	$8,032	$7,204	$828	11.5%
Same-store average gross profit per new truck retailed	$7,831	$7,185	$646	9.0%
Gross margin % — new	5.9%	5.7%	0.2%	3.5%
Same-store gross margin % — new	5.8%	5.6%	0.2%	3.6%
Units
Retail unit sales of new trucks increased from 2022 to 2023 due to a 593 unit, or 4.8%, increase in same-store new retail unit sales, coupled with a 385 unit increase from net dealership acquisitions. We believe the increase in same-store unit sales is primarily due to replacement demand for medium- and heavy-duty trucks and increased supply from the manufacturer.
Revenues
New commercial truck retail sales revenue increased from 2022 to 2023 due to a $181.8 million, or 11.6%, increase in same-store revenues, coupled with a $55.4 million increase from net dealership acquisitions. The increase in same-store revenue is due to an $8,233 per unit increase in same-store comparative average selling price, which increased revenue by $101.2 million, coupled with the increase in same-store new retail unit sales, which increased revenue by $80.6 million. We believe the increase in same-store comparative average selling price is primarily due to higher prices driven by replacement demand and surcharges initiated by the manufacturer and the mix of units sold.
Gross Profit
New commercial truck retail gross profit increased from 2022 to 2023 due to a $12.6 million, or 14.3%, increase in same-store gross profit, coupled with a $5.8 million increase from net dealership acquisitions. The increase in same-store gross profit is due to a $646 per unit increase in same-store comparative average gross profit, which increased gross profit by $7.9 million, coupled with the increase in same-store new retail unit sales, which increased gross profit by $4.7 million. We believe the increase in same-store comparative average gross profit per unit is primarily due to sales mix of retail units and higher selling prices.

			2023 vs. 2022
Used Commercial Truck Data	2023	2022	Change	% Change
Used retail unit sales	2,242	2,146	96	4.5%
Same-store used retail unit sales	2,172	2,115	57	2.7%
Used retail sales revenue	$170.3	$253.2	$(82.9)	(32.7)%
Same-store used retail sales revenue	$165.8	$250.8	$(85.0)	(33.9)%
Used retail sales revenue per unit	$75,980	$118,011	$(42,031)	(35.6)%
Same-store used retail sales revenue per unit	$76,339	$118,561	$(42,222)	(35.6)%
Gross profit — used	$14.2	$17.5	$(3.3)	(18.9)%
Same-store gross profit — used	$13.8	$17.1	$(3.3)	(19.3)%
Average gross profit per used truck retailed	$6,310	$8,147	$(1,837)	(22.5)%
Same-store average gross profit per used truck retailed	$6,351	$8,085	$(1,734)	(21.4)%
Gross margin % — used	8.3%	6.9%	1.4%	20.3%
Same-store gross margin % — used	8.3%	6.8%	1.5%	22.1%
Units
Retail unit sales of used trucks increased from 2022 to 2023 due to a 57 unit, or 2.7%, increase in same-store retail unit sales, coupled with a 39 unit increase from net dealership acquisitions. We believe the increase in same-store unit sales is primarily due to the increase in availability and affordability of used trucks as a result of lower freight rates from the prior year period.
Revenues
Used commercial truck retail sales revenue decreased from 2022 to 2023 due to an $85.0 million, or 33.9%, decrease in same-store revenues, partially offset by a $2.1 million increase from net dealership acquisitions. The decrease in same-store revenue is due to a $42,222 per unit decrease in same-store comparative average selling price, which decreased revenue by $89.3 million, partially offset by the increase in same-store used retail unit sales, which increased revenue by $4.3 million. We believe the decrease in same-store comparative average selling price is primarily due to the declining value of used trucks, including as a result of depressed freight spot rates when compared to the prior year period, as well as the increased supply of new truck inventory for sale, which reduced overall market demand for used trucks.
Gross Profit
Used commercial truck retail gross profit decreased from 2022 to 2023 due to a $3.3 million, or 19.3%, decrease in same-store gross profit. The decrease in same-store gross profit is due to a $1,734 per unit decrease in same-store comparative average gross profit, which decreased gross profit by $3.7 million, partially offset by the increase in same-store used retail unit sales, which increased gross profit by $0.4 million. We believe the decrease in same-store comparative average gross profit per unit is primarily due to the decreased value of used trucks over prior year, as a result of depressed freight spot rates when compared to the prior year period, as well as the increased supply of new truck inventory for sale.

			2023 vs. 2022
Service and Parts Data	2023	2022	Change	% Change
Service and parts revenue	$695.2	$640.5	$54.7	8.5%
Same-store service and parts revenue	$638.2	$608.2	$30.0	4.9%
Gross profit — service and parts	$293.4	$271.4	$22.0	8.1%
Same-store service and parts gross profit	$270.7	$259.3	$11.4	4.4%
Gross margin % — service and parts	42.2%	42.4%	(0.2)%	(0.5)%
Same-store service and parts gross margin %	42.4%	42.6%	(0.2)%	(0.5)%
Revenues
Service and parts revenue increased from 2022 to 2023 due to a $30.0 million, or 4.9%, increase in same-store revenues, coupled with a $24.7 million increase from net dealership acquisitions. Customer pay work represented approximately 80.3% of PTG's service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The increase in same-store revenue is due to an $18.7 million, or 3.8%, increase in customer pay revenue, a $9.5 million, or 10.0%, increase in warranty revenue, and a $1.8 million, or 8.1%, increase in body shop revenue. We believe the increase in same-store service and parts revenue is being driven by the prolonged replacement cycle of trucks, higher utilization by customers of existing trucks, and as a result, increased mileage accumulation across existing fleets.
Gross Profit
Service and parts gross profit increased from 2022 to 2023 due to an $11.4 million, or 4.4%, increase in same-store gross profit, coupled with a $10.6 million increase from net dealership acquisitions. The increase in same-store gross profit is due to the increase in same-store revenues, which increased gross profit by $12.7 million, partially offset by a 0.2% decrease in same-store gross margin, which decreased gross profit by $1.3 million. The increase in same-store gross profit is due to a $5.9 million, or 3.2%, increase in customer pay gross profit, a $3.9 million, or 7.2%, increase in warranty gross profit, and a $1.6 million, or 7.5%, increase in body shop gross profit.
Commercial Vehicle Distribution and Other Data
(In millions, except unit amounts)

			2023 vs. 2022
Penske Australia Data	2023	2022	Change	% Change
Commercial vehicle units (wholesale and retail)	920	943	(23)	(2.4)%
Power system units	926	1,060	(134)	(12.6)%
Sales revenue	$444.6	$438.2	$6.4	1.5%
Gross profit	$122.7	$121.1	$1.6	1.3%
Penske Australia primarily distributes and services commercial vehicles, engines, and power systems. This business generated $444.6 million of revenue during the nine months ended September 30, 2023, compared to $438.2 million of revenue in the prior year, an increase of 1.5%. This business also generated $122.7 million of gross profit during the nine months ended September 30, 2023, compared to $121.1 million of gross profit in the prior year, an increase of 1.3%.
Excluding $25.7 million of unfavorable foreign currency fluctuations, revenue increased 7.3% primarily due to an increase in service and parts sales revenue, partially offset by a decrease in unit sales. Excluding $7.0 million of unfavorable foreign currency fluctuations, gross profit increased 7.1% primarily due to an increase in higher margin remanufacturing activity and higher margin service and parts sales.
Selling, General, and Administrative Data
(In millions)

			2023 vs. 2022
Selling, General, and Administrative Data	2023	2022	Change	% Change
Personnel expense	$1,534.2	$1,503.6	$30.6	2.0%
Advertising expense	$102.7	$92.4	$10.3	11.1%
Rent & related expense	$290.6	$276.1	$14.5	5.3%
Other expense	$629.0	$536.1	$92.9	17.3%
Total SG&A expenses	$2,556.5	$2,408.2	$148.3	6.2%
Same-store SG&A expenses	$2,437.7	$2,353.5	$84.2	3.6%

Personnel expense as % of gross profit	41.0%	41.1%	(0.1)%	(0.2)%
Advertising expense as % of gross profit	2.7%	2.5%	0.2%	8.0%
Rent & related expense as % of gross profit	7.8%	7.6%	0.2%	2.6%
Other expense as % of gross profit	16.8%	14.7%	2.1%	14.3%
Total SG&A expenses as % of gross profit	68.3%	65.9%	2.4%	3.6%
Same-store SG&A expenses as % of same-store gross profit	67.8%	65.7%	2.1%	3.2%
Selling, general, and administrative expenses ("SG&A") increased from 2022 to 2023 due to an $84.2 million, or 3.6%, increase in same-store SG&A, coupled with a $64.1 million increase from net acquisitions. Excluding $12.7 million of favorable foreign currency fluctuations, same-store SG&A increased 4.1%. SG&A as a percentage of gross profit was 68.3%, an increase of 240 basis points compared to 65.9% in the prior year. SG&A expenses as a percentage of total revenue were 11.5% and 11.6% in the nine months ended September 30, 2023 and 2022, respectively. We believe the increase in SG&A as a percentage of gross profit is primarily due to increases in customer service vehicle loaner expenses, advertising, and utility costs, coupled with the costs associated with insurance deductibles relating to approximately 750 hail-damaged vehicles with an inventory value of $27 million.
Depreciation
(In millions)

			2023 vs. 2022
	2023	2022	Change	% Change
Depreciation	$103.4	$95.1	8.3	8.7%
Depreciation increased from 2022 to 2023 due to a $6.4 million, or 6.9%, increase in same-store depreciation due to capital expenditures, coupled with a $1.9 million increase from net acquisitions.
Floor Plan Interest Expense
(In millions)

			2023 vs. 2022
	2023	2022	Change	% Change
Floor plan interest expense	$94.2	$30.3	63.9	210.9%
Floor plan interest expense increased from 2022 to 2023 due to a $62.1 million, or 210.7%, increase in same-store floor plan interest expense, coupled with a $1.8 million increase from net acquisitions. The overall increase is due to increases in applicable rates, coupled with increases in average amounts outstanding under floor plan arrangements.
Other Interest Expense
(In millions)

			2023 vs. 2022
	2023	2022	Change	% Change
Other interest expense	$69.5	$51.4	18.1	35.2%
Other interest expense increased from 2022 to 2023 due to increases in applicable rates, coupled with increases in average revolver borrowing amounts outstanding under our credit agreements.
Equity in Earnings of Affiliates
(In millions)

			2023 vs. 2022
	2023	2022	Change	% Change
Equity in earnings of affiliates	$241.6	$393.8	(152.2)	(38.6)%
Equity in earnings of affiliates decreased from 2022 to 2023 due to a $152.3 million, or 39.0%, decrease in earnings from our investment in PTS, partially offset by the increase in earnings from our retail automotive joint ventures. We believe the decrease in our PTS equity earnings is primarily due to a decrease in commercial and consumer rental utilization and a decrease in gains from the sale of vehicles, coupled with increased interest costs of $154 million and increased maintenance costs of $170 million when compared to the same period last year.

Income Taxes
(In millions)

			2023 vs. 2022
	2023	2022	Change	% Change
Income taxes	$297.1	$377.5	(80.4)	(21.3)%
Income taxes decreased from 2022 to 2023 primarily due to a $300.7 million decrease in our pre-tax income compared to the prior year. Our effective tax rate was 25.5% during the nine months ended September 30, 2023, compared to 25.8% during the nine months ended September 30, 2022, primarily due to fluctuations in our geographic pre-tax income mix, partially offset by an increase to the U.K. corporate tax rate.
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
As of September 30, 2023, we had $104.4 million of cash available to fund our operations and capital commitments. In addition, we had $1.2 billion, £195.0 million ($237.9 million), CAD $39.0 million ($28.7 million), AU $23.3 million ($15.0 million), and $127.6 million available for borrowing under our U.S. credit agreement, U.K. credit agreement, Canada credit agreement, Australia credit agreement, and the revolving mortgage facility through Toyota Motor Credit Corporation, respectively.

Securities Repurchases
From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, through a pre-arranged trading plan, pursuant to the terms of an accelerated share repurchase program, or by other means. We have historically implemented pre-arranged trading plans as part of our securities repurchase programs. These plans authorize share repurchases based on parameters outlined in the specific plan during periods when we otherwise would not trade in our securities, such as the period approaching the end of a quarter through our public announcement of earnings. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit agreement, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as general economic and industry conditions, the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions, dividends, the repayment of our existing indebtedness, and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. As of September 30, 2023, $233.1 million remained outstanding and available for repurchases under our securities repurchase program approved by our Board of Directors. This authority has no expiration. Refer to the disclosures provided in Part I, Item 1, Note 11 of the Notes to our Consolidated Condensed Financial Statements for a summary of shares repurchased during the nine months ended September 30, 2023.
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
Dividends
We paid the following cash dividends on our common stock in 2022 and 2023:
Per Share Dividends

2022

First Quarter	$0.47
Second Quarter	$0.50
Third Quarter	$0.53
Fourth Quarter	$0.57

2023

First Quarter	$0.61
Second Quarter	$0.66
Third Quarter	$0.72
We also announced a cash dividend of $0.79 per share, payable on December 1, 2023 to stockholders of record on November 10, 2023. While future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors, which may include our expectations regarding the severity and duration of vehicle production issues, the rate of inflation, including its impact on vehicle affordability, earnings, cash flow, capital requirements, restrictions relating to any then-existing indebtedness, financial condition, alternative uses of capital, and other factors, we currently expect to continue to pay comparable dividends in the future.
Long-Term Debt Obligations
As of September 30, 2023, we had the following long-term debt obligations outstanding:

(In millions)	September 30, 2023
U.S. credit agreement — revolving credit line	$—
U.K. credit agreement — revolving credit line	6.1
3.50% senior subordinated notes due 2025	547.3
3.75% senior subordinated notes due 2029	495.6
Canada credit agreement	81.7
Australia credit agreement	33.2
Mortgage facilities	504.5
Other	38.9
Total long-term debt	$1,707.3
As of September 30, 2023, we were in compliance with all covenants under our credit agreements, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 9 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of our long-term debt obligations.
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
During the nine months ended September 30, 2023, outstanding revolving commitments varied between $0.0 million and $393.0 million under the U.S. credit agreement, between £0.0 million and £48.0 million ($0.0 million and $58.6 million) under the U.K. credit agreement's revolving credit line, between CAD $0.0 million and CAD $115.0 million ($0.0 million and $84.7 million) under the Canada credit agreement, between AU $30.7 million and AU $71.7 million ($19.7 million and $46.1 million) under the Australia credit agreement, and between $109.1 million and $251.8 million under the revolving mortgage facility through Toyota Motor Credit Corporation. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.
PTS Dividends
We hold a 28.9% ownership interest in PTS as noted above. Their partnership agreement requires PTS, subject to applicable law and the terms of its credit agreements, to make quarterly distributions to the partners with respect to each fiscal year by no later than 45 days after the end of each of the first three quarters of the year and by April 15 of the following year. PTS' partnership agreement and certain of its debt agreements allow partner distributions only as long as it is not in default under those agreements and the amount it pays does not exceed 50% of its consolidated net income, unless its debt-to-equity ratio is less than 3.0 to 1.0, in which case its distributions may not exceed 80% of its consolidated net income. We receive pro rata cash distributions relating to this investment, typically in April, May, August, and November of each year. During the nine months ended September 30, 2023, and 2022, we received $126.8 million and $173.2 million, respectively, of pro rata cash distributions relating to this investment. We currently expect to continue to receive future distributions from PTS quarterly, subject to its financial performance. In August 2023, PTS made a cash distribution of $127 million to its partners with respect to the second quarter of 2023, of which we received $36.7 million.

Sale/Leaseback Arrangements
We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period.
Operating Leases
We estimate the total rent obligations under our operating leases, including any extension periods that we are reasonably certain to exercise at our discretion and assuming constant consumer price indices, to be $5.2 billion. As of September 30, 2023, we were in compliance with all financial covenants under these leases consisting principally of leases for dealership and other properties, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 3 and Note 10 of the Notes to our Consolidated Condensed Financial Statements for a description of our operating leases.
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
Condensed income statement information:

	PAG and Guarantor Subsidiaries
	Nine Months Ended September 30, 2023	Twelve Months Ended December 31, 2022
Revenues	$12,248.2	$16,093.8
Gross profit	2,231.0	3,003.6
Equity in earnings of affiliates	238.3	490.0
Net income	645.3	1,081.7
Net income attributable to Penske Automotive Group	645.3	1,081.7

Condensed balance sheet information:

	PAG and Guarantor Subsidiaries
	September 30, 2023	December 31, 2022
Current assets (1)	$2,754.9	$2,600.2
Property and equipment, net	1,406.9	1,342.8
Equity method investments	1,708.0	1,593.5
Other noncurrent assets	3,683.5	3,603.3
Current liabilities	2,143.9	2,147.5
Noncurrent liabilities	4,108.8	3,993.9
__________
(1)Includes $534.1 million and $555.5 million as of September 30, 2023, and December 31, 2022, respectively, due from Non-Guarantor subsidiaries.
During the nine months ended September 30, 2023, PAG received $140.7 million from Non-Guarantor subsidiaries. During the twelve months ended December 31, 2022, PAG received $77.9 million from Non-Guarantor subsidiaries.
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities. The major components of these changes are discussed below.

	Nine Months Ended September 30,
(In millions)	2023	2022
Net cash provided by operating activities	$1,022.2	$1,208.2
Net cash used in investing activities	(461.7)	(584.3)
Net cash used in financing activities	(560.9)	(615.3)
Effect of exchange rate changes on cash and cash equivalents	(1.7)	(17.0)
Net change in cash and cash equivalents	$(2.1)	$(8.4)
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

	Nine Months Ended September 30,
(In millions)	2023	2022
Net cash provided by operating activities as reported	$1,022.2	$1,208.2
Floor plan notes payable — non-trade as reported	(142.4)	(85.5)
Net cash provided by operating activities including all floor plan notes payable	$879.8	$1,122.7
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of cash used for capital expenditures, proceeds from the sale of property and equipment, and net expenditures for acquisitions and other investments. Capital expenditures were $272.1 million and $195.7 million during the nine months ended September 30, 2023 and 2022, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our capital expenditures with operating cash flows or borrowings under our credit agreements. Proceeds from the sale of property and equipment were $30.7 million and $12.3 million during the nine months ended September 30, 2023 and 2022, respectively. Cash used in acquisitions and other investments, net of cash acquired, was $211.3 million and $393.4 million during the nine months ended September 30, 2023 and 2022, and included cash used to repay sellers' floor plan liabilities in such business acquisitions of $24.3 million and $51.3 million, respectively.
Cash Flows from Financing Activities
Cash flows from financing activities include net borrowings of debt, net repayments of floor plan notes payable non-trade, repurchases of common stock, dividends, and payments for debt issuance costs.
We had net borrowings of debt of $83.9 million and $186.0 million during the nine months ended September 30, 2023 and 2022, respectively. We had net repayments of floor plan notes payable non-trade of $142.4 million and $85.5 million during the nine months ended September 30, 2023 and 2022, respectively. We repurchased 2.5 million and 5.5 million shares of common stock under our securities repurchase program for $341.2 million and $584.8 million during the nine months ended September 30, 2023 and 2022, respectively. We acquired 0.17 million and 0.15 million shares from employees in connection with a net share settlement feature of employee equity awards for $23.4 million and $17.2 million during the nine months ended September 30, 2023, and 2022, respectively. We also paid cash dividends to our stockholders of $135.8 million and $113.6 million during the nine months ended September 30, 2023 and 2022, respectively. We made payments for debt issuance costs of $2.0 million and $0.3 million during the nine months ended September 30, 2023, and 2022, respectively.
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
Joint Venture Relationships
From time to time, we enter into joint venture relationships in the ordinary course of business, pursuant to which we own and operate automotive dealerships together with other investors. We may also provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of September 30, 2023, our automotive joint venture relationships were as follows:

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
Cyclicality
Unit sales of motor vehicles, particularly new vehicles, have been cyclical historically, fluctuating with general economic cycles. During economic downturns, the automotive and truck retailing industries tend to experience periods of decline and recession similar to those experienced by the general economy. We believe that these industries are influenced by general economic conditions and particularly, by consumer confidence, the level of personal discretionary spending, the rate of inflation, including its impact on vehicle affordability, fuel prices, electricity prices, interest rates, and credit availability.
Our business is dependent on a number of factors, including general economic conditions, the availability of vehicle inventory, fuel prices, electricity prices, the rate of inflation, including its impact on vehicle affordability, interest rate fluctuations, credit availability, labor availability, environmental and other government regulations and incentives, and customer business cycles. U.S. light vehicle sales have ranged from a low of 10.4 million units in 2009 to a high of 17.5 million units in 2016. Unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on these general economic conditions. According to data published by ACT Research, in recent years, total U.S. retail sales of new Class 8 commercial vehicles have ranged from a low of approximately 97,000 in 2009 to a high of approximately 334,000 in 2019. Through geographic diversification, concentration on higher margin regular service and parts revenues, and diversification of our customer base, we have attempted to reduce the negative impact of adverse general economic conditions or cyclical trends affecting any one industry or geographic area on our earnings.

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
•our expectations regarding any pandemic and the resolution of vehicle production and supply issues;
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
•we depend on the success, popularity and availability of the brands we sell, and adverse conditions affecting one or more of these vehicle manufacturers, including the adverse impact on the vehicle and parts supply chain due to natural disasters, the shortage of vehicle components, the war in Ukraine, challenges in sourcing labor, labor strikes, or work stoppages, including the current strike by the United Auto Workers in respect of Ford Motor Company, General Motors, and Stellantis, or other disruptions that interrupt the supply of vehicles and parts to us may negatively impact our revenues and profitability;
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
•new or enhanced regulations in both our domestic and international markets relating to automobile dealerships and vehicle sales, including those enacted in certain European countries and various U.S. states banning or taking actions to ban the sale of new vehicles with gasoline engines (with regulations in Europe proposed to start as early as 2025, and California requiring 35% of all new consumer vehicles to be emission free in 2026, 68% to be emission free by 2030, and 100% to be emission free by 2035, with some allowances for plug-in hybrid vehicles);
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over the prime rate, SOFR, SONIA, the Bank of England Base Rate, the Canadian Prime Rate, the Tokyo Interbank Offered Rate, or the Australian Bank Bill Swap Rate. Based on an average of the aggregate amounts outstanding under these facilities during the nine months ended September 30, 2023, a 100-basis-point change in interest rates would result in an approximate $5.1 million change to our annual other interest expense.
Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, SOFR, SONIA, the Bank of England Base Rate, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Australian Bank Bill Swap Rate, or the New Zealand Bank Bill Benchmark Rate. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the nine months ended September 30, 2023, a 100-basis-point change in interest rates would result in an approximate $28.3 million change to our annual floor plan interest expense.
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
Foreign Currency Exchange Rates. As of September 30, 2023, we had consolidated operations in the U.K., Germany, Italy, Japan, Canada, Australia, and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $945.0 million change to our revenues for the nine months ended September 30, 2023.
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
Item 1A. Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, along with our other periodic reports filed with the Securities and Exchange Commission, which could materially affect our business, financial condition, or future results. The following disclosure further updates the risk factors included in our 2022 Annual Report on Form 10-K and the risk factors included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023:
Regulatory Issues. We are subject to a wide variety of regulatory activities and oversight, including:
Vehicle requirements. Federal and state governments and regulators in both our domestic and international markets have increasingly placed restrictions and limitations on the vehicles sold in the market in an effort to combat perceived negative environmental effects. For example, in the U.S., automotive manufacturers are subject to federally mandated corporate average fuel economy standards, which will increase substantially through 2026. Moreover, the U.S. Environmental Protection Agency (EPA) has proposed new requirements for model year 2027 and later vehicles which are significantly more restrictive than existing requirements which are designed to incent an increased adoption of electric vehicles. Representatives of the U.K. government have proposed a ban on the sale of gasoline engines in new cars and new vans that would take effect in 2035. The European Parliament recently approved a law requiring most automakers to reduce the emissions of new cars sold by 55% in 2030 and achieve a zero carbon-emission standard by 2035, effectively banning the sale of new gasoline and diesel cars and vans by 2035. Similar legislation in various states across the United States would ban the sale of new vehicles with gasoline-only engines in cars as early as 2035. The California legislation requires 35% of all new vehicles sold to meet a zero emissions standard by 2026 (with certain allowances for hybrid gas/electric vehicles), which percentage requirement increases until 2035, after which 100% of new vehicles sold must comply. Significant increases in fuel economy requirements and new restrictions on emissions on vehicles and fuels could adversely affect prices of and demand for the vehicles that we sell, which could materially adversely affect us.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2023, we repurchased 81,253 shares of our common stock for $13.1 million, or an average of $161.55 per share, under our securities repurchase program approved by our Board of Directors. During the nine months ended September 30, 2023, we repurchased 2,522,638 shares of our outstanding common stock for $341.1 million, or an average of $135.23 per share, under this program. As of September 30, 2023, $233.1 million remained outstanding and available for repurchases under this program. During the nine months ended September 30, 2023, we also acquired 168,103 shares of our common stock for $23.4 million, or an average of $139.43 per share, from employees in connection with a net share settlement feature of employee equity awards.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
July 1 to July 31, 2023	5,929	(1)	$166.65	—	$246.3
August 1 to August 31, 2023	69,949		$161.85	69,949	$235.0
September 1 to September 30, 2023	11,304		$159.69	11,304	$233.1
	87,182			81,253

(1) Includes 5,929 shares acquired from employees in connection with a net share settlement feature of employee equity awards

Item 6. Exhibits
EXHIBIT INDEX

Exhibit No.	Description

22.1	List of Guarantor Subsidiaries under the Company’s Senior Subordinated Notes

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification

32	Section 1350 Certification

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger Penske
Roger Penske
Date: October 30, 2023		Chief Executive Officer

	By:	/s/ Michelle Hulgrave
Michelle Hulgrave
Date: October 30, 2023		Chief Financial Officer