Form 10-K
period 2023-12-31
PENSKE AUTOMOTIVE GROUP, INC.
filed 2024-02-16
CIK 1019849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates as of June 30, 2023, was $3,059,947,330. As of February 13, 2024, there were 66,990,047 shares of voting common stock outstanding.
Documents Incorporated by Reference
Certain portions, as expressly described in this report, of the registrant's proxy statement for the 2024 Annual Meeting of the Stockholders to be held May 9, 2024, are incorporated by reference into Part III, Items 10-14.

PART I
Item 1. Business
We are a diversified international transportation services company and one of the world's premier automotive and commercial truck retailers. We operate dealerships in the United States, the United Kingdom, Canada, Germany, Italy, and Japan, and we are one of the largest retailers of commercial trucks in North America for Freightliner. We also distribute and retail commercial vehicles, diesel and gas engines, power systems, and related parts and services principally in Australia and New Zealand. We employ approximately 28,000 people worldwide. Additionally, we own 28.9% of Penske Transportation Solutions, a business that employs over 44,000 people worldwide, manages one of the largest, most comprehensive and modern trucking fleets in North America with over 439,000 trucks, tractors, and trailers under lease, rental, and/or maintenance contracts, and provides innovative transportation, supply chain, and technology solutions to its customers.
Business Overview
In 2023, our business generated $29.5 billion in total revenue, which is comprised of approximately $25.2 billion from retail automotive dealerships, $3.7 billion from retail commercial truck dealerships, and $634.0 million from commercial vehicle distribution and other operations. We generated $4.9 billion in gross profit, which is comprised of $4.2 billion from retail automotive dealerships, $592.4 million from retail commercial truck dealerships, and $165.2 million from commercial vehicle distribution and other operations.

Retail Automotive. We are one of the largest global automotive retailers as measured by the $25.2 billion in total retail automotive dealership revenue we generated in 2023. We are diversified geographically with 56% of our total retail automotive dealership revenues in 2023 generated in the U.S. and Puerto Rico and 44% generated outside of the U.S. We offer over 35 vehicle brands with 71% of our retail automotive franchised dealership revenue in 2023 generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz, and Porsche. As of December 31, 2023, we operated 336 retail automotive franchised dealerships, of which 147 are located in the U.S. and 189 are located outside of the U.S. The franchised dealerships outside of the U.S. are located primarily in the U.K. As of December 31, 2023, we also operated 19 used vehicle dealerships, with seven dealerships in the U.S. and 12 dealerships in the U.K., which retailed used vehicles under a one price, "no-haggle" methodology under the CarShop brand. We retailed and wholesaled, including agency units, more than 587,000 vehicles in 2023.
Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services, the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts, replacement and aftermarket automotive products, and at certain of our locations, collision repair services. We operate our franchised dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry. Beginning in 2023, we transitioned our Mercedes-Benz U.K. dealerships to an agency model under which these dealerships, and a limited number of our other dealerships in Europe, receive a fee for facilitating the sale by the manufacturer of a new vehicle but do not hold the vehicle in inventory. Vehicles sold under this agency model are counted as new agency units sold instead of new retail units sold by us, and only the fee we receive from the manufacturer, not the price of the vehicle, is reported as new revenue (as opposed to previously recording all of the vehicle sale price as new revenue) with no corresponding cost of sale. We continue to provide new vehicle customer service under the agency model, and the Mercedes-Benz U.K. agency model at this time has not changed our used vehicle sales operations or service and parts operations, although the long-term impact of the agency model at these dealerships as well as other agency models proposed by our manufacturer partners is uncertain. See Item 1A. Risk Factors for a discussion of agency.
During 2023, we acquired two retail automotive franchises in the U.S and two retail automotive franchises in Italy. We also closed seven locations in the U.S., consisting of six retail automotive franchises and one CarShop location, and we closed five locations in the U.K., consisting of four retail automotive franchises and one CarShop location. Retail automotive dealerships represented 85.4% of our total revenues and 84.6% of our total gross profit in 2023. In January 2024, we acquired Rybrook Group Limited, consisting of 16 retail automotive franchises in the U.K., including four BMW franchises, four MINI franchises, four Volvo franchises, two Land Rover franchises, one Jaguar franchise, and one Porsche franchise. Three of the BMW locations also retail BMW Motorrad motorcycles. In January 2024, we also closed one CarShop location in the U.S. and acquired one Ford dealership and one Chrysler, Dodge, Jeep, Ram dealership in the U.S.

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
The following graphics show the percentage of our total retail automotive dealership revenues by product type and their respective contribution to our retail automotive gross profit:
Retail Commercial Truck Dealership. We operate Premier Truck Group ("PTG"), a heavy- and medium-duty truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations across nine U.S. states and the Canadian provinces of Ontario and Manitoba. During 2023, we acquired three full-service dealerships and two service and parts centers in Canada. As of December 31, 2023, PTG operated 44 locations selling new and/or used trucks, performing service and parts operations, or offering collision repair services. We retailed and wholesaled 21,846 new and used trucks in 2023. This business represented 12.5% of our total revenues and 12.0% of our total gross profit in 2023. In January 2024, we closed one service and parts location in Canada.

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

Penske Australia. Penske Australia is the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy- and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand, and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU (a Rolls-Royce solution), Detroit Diesel, Allison Transmission, and Bergen Engines. Penske Australia offers products across the on- and off-highway markets, including in the trucking, mining, power generation, defense, marine, rail, and construction sectors and supports full parts and aftersales service through a network of branches, field service locations, and dealers across the region. These businesses represented 2.1% of our total revenues and 3.4% of our total gross profit in 2023.
Penske Transportation Solutions. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. ("PTL"). PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. ("Mitsui"). We account for our investment in PTL under the equity method, and we therefore record our share of PTL's earnings on our statements of income under the caption "Equity in earnings of affiliates," which also includes the results of our other equity method investments. Penske Transportation Solutions ("PTS") is the universal brand name for PTL's various business lines through which it is capable of meeting customers' needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental, and contract maintenance along with logistic services, such as dedicated contract carriage, distribution center management, freight management, and dry van truckload carrier services. We recorded $289.5 million in equity earnings from this investment in 2023.
Outlook
Retail Automotive. During 2023, U.S. industry new light vehicle sales increased 12.6%, as compared to 2022, to 15.6 million units, and U.K. new vehicle registrations increased 17.9%, as compared to 2022, to 1.9 million registrations. New vehicle sales are being positively impacted by continued strong consumer demand, additional inventory availability, and incentives. Our new vehicle days' supply is 39 as of December 31, 2023, compared to 25 as of December 31, 2022, as the supply of new vehicle inventory continues to increase as supply issues have eased. Our used vehicle days' supply is 48 as of December 31, 2023, compared to 53 as of December 31, 2022. As a reference, our new and used days' supply was 71 and 52, respectively, as of December 31, 2019 (pre-COVID). Used vehicle sales in the U.S. and U.K. were negatively impacted by a lack of affordability and lack of availability of quality, low-mileage vehicles from a lower supply of 1-4 year old used vehicles as a result of the lower number of new vehicles sold in recent years, including fewer lease returns in the U.S., which is negatively impacting our used vehicle dealership operations in the U.S. and the U.K. Continued unavailability of quality, low-mileage used vehicles for sale may adversely impact our used vehicle operations. While we continue to expect increasing new vehicle availability, continued production disruptions and supply shortages could result in suppressed new and used vehicle sales volumes, which would impact the availability and affordability of new and used vehicles. As the supply of new vehicles has improved, we experienced, and may continue to experience, reduced new and used vehicle gross profit. The level of new vehicle sales may also be impacted by affordability challenges, inflation and higher interest rates, or a reduction in consumer spending resulting in decreased demand.
Representatives of the U.K. government have proposed a ban on the sale of gasoline engines and gasoline hybrid engines in new cars and new vans that would take effect in 2035 while also providing government incentives on certain electric vehicles to entice consumers to transition from internal combustion vehicles to electric vehicles. In the U.K. during 2023, sales of diesel-powered vehicles decreased 8.3%, petrol-powered vehicles increased 18.1%, pure electric vehicles excluding hybrids ("Electric Vehicles") increased 17.8%, and hybrid electric vehicles increased 31.4%, as compared to 2022. In the U.K., new registrations of electric vehicles, including hybrid, represented 36.5% of the overall market for 2023, compared to 34.5% for 2022, and represented 34.3% of our U.K. new unit sales, compared with 24.6% for 2022. During 2023, approximately 2.6% of new vehicle sales in the U.K. were sold by vehicle manufacturers directly to consumers outside of the retail automotive franchised system, principally consisting of Tesla vehicles.
In the U.S., sales of Electric Vehicles increased approximately 46% to 1.2 million units from 0.8 million units in the prior year. Electric Vehicle sales represented 7.6% of the overall U.S. market in 2023 compared to 5.9% in the prior year. During 2023, approximately 4.6% of new vehicle sales in the U.S. were sold by vehicle manufacturers directly to consumers outside of the retail automotive franchised system, principally consisting of Tesla vehicles.
Retail Commercial Truck Dealership. During 2023, North American sales of Class 6-8 medium- and heavy-duty trucks, the vehicles sold by our PTG business, increased 8.7% from last year to 487,771 units. The Class 6-7 medium-duty truck market increased 12.5% from last year to 156,532 units, and Class 8 heavy-duty trucks, the largest North American market, increased 7.0% from last year to 331,239 units due in part to replacement demand. We expect replacement demand to continue in 2024, although a continued weak freight market may impact unit sales and service and parts demand. As of December 31, 2023, the Class 6-8 medium- and heavy-duty truck backlog is 278,616 units according to data published by ACT Research. When the supply of commercial trucks improves to historical levels, we may experience reduced new and used commercial truck gross profit per unit together with higher sales volumes.
Commercial Vehicle Distribution and Other. During 2023, the Australian heavy-duty truck market reported sales of 17,569 units, representing an increase of 17.4% from last year, while the New Zealand market reported sales of 3,993 units, representing an increase of 10.4% from last year. Additionally, our power system operations continue to grow through sales in the off-highway segments such as power generation solutions for large data centers, mining, and military applications.
Penske Transportation Solutions. A majority of PTS' revenue is generated by multi-year contracts for full-service leasing, contract maintenance, and logistics services. During 2023, PTS continued to expand its managed fleet with over 439,000 trucks, tractors, and trailers under lease, rental, and/or maintenance contracts. PTS expects continued demand for its full-service leasing business, offset by decreased consumer and commercial rental utilization, a decrease in gains from the sale of used vehicles, and increased operating costs and interest expense.
As described in Item 1A. Risk Factors, there are a number of factors that could cause actual results to differ materially from our expectations. For a detailed discussion of our financial and operating results, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Business Strategy
We aim to deliver excellence to our customers, value to our stakeholders, and opportunity to our team members to be the best growth-oriented, international and diversified transportation services company everywhere we operate. This mission is supported by a set of values embedded in our philosophy to exceed, excel, and encourage.

•Exceed: Provide a superior customer experience that exceeds expectations, and establishes trust and loyalty through honesty, transparency, and accountability

•Excel: Deliver long-term value for our stakeholders through continuous improvement, organic growth, and strategic acquisitions

•Encourage: Provide opportunities for team members to succeed by cultivating talent, rewarding achievement, and maintaining the highest standards of respect for each other

We employ the following set of strategies to achieve these objectives:

Growing our Business

We operate in the highly fragmented automotive retail and commercial truck dealership markets and believe there are attractive opportunities to grow our business, both organically and by acquisition. During 2023, in our retail automotive business, we acquired two dealerships located in the U.S. representing BMW and Porsche brands and two dealerships located in Italy representing BMW and MINI brands. In our commercial retail truck business, we acquired three full-service dealerships and two service and parts centers in Canada. In January 2024, we acquired Rybrook Group Limited, consisting of 16 retail automotive franchises in the U.K., including four BMW dealerships, four MINI dealerships, four Volvo dealerships, two Land Rover dealerships, one Jaguar dealership, and one Porsche dealership. Three of the BMW locations also retail BMW Motorrad motorcycles. In 2024, we expect to continue to devote capital resources to acquire and build premium retail automotive and commercial truck dealerships.
Returning Value to Shareholders
We believe in returning value to our shareholders through a combination of dividends and share repurchases. We increased our quarterly stock dividend four times in 2023 from $0.57 per share to $0.79 per share, resulting in $189.1 million of dividends being paid in 2023 compared with $154.1 million in 2022. Our latest declared dividend is $0.87 per share payable on March 1, 2024, to shareholders of record as of February 15, 2024. We also repurchased 2,808,616 shares of our common stock in 2023 for $382.2 million, which, together with quarterly dividends, represents a return to stockholders of approximately $571.3 million. As of December 31, 2023, we had $215.5 million of authority delegated from our Board of Directors to management to repurchase our outstanding securities. This authority has no expiration.
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

In recognition of our people-first philosophy, in 2023, 44 of our dealerships were named to the "Automotive News Best Dealerships To Work For", which ranks the top 100 dealerships in the United States, including nine of the top ten spots and 13 of the top 20 spots nationally in 2023's rankings with one of our dealerships claiming the number one spot, more than any other dealership group. Our dealerships were also recognized for their commitment to promoting diverse and inclusive workplaces, receiving accolades for being among the best in the following categories: Best Dealerships for Female Employees; Best Dealerships for Millennial Employees; Best Dealerships for Diversity, Equity and Inclusion; Best Dealerships for Hispanic/Latino Employees; Best Dealerships for Family Friendliness; and Best Dealerships for Health. PTG was also named as the winner of the 2023 "Successful Dealer Award", a leading industry award recognizing medium- and heavy-duty truck dealers for business excellence, customer responsiveness, and civic engagement, among other factors. In January 2024, our Company was named as a winner of Glassdoor's 16th Annual Employees' Choice Awards, honoring the "Best Places to Work 2024" with the Company obtaining top workplace factor ratings in diversity and inclusion, senior management, and culture and values. In January 2024, we were also notified that Penske Automotive Group was named by Fortune as a "World's Most Admired Company". Additionally, we believe our annual employee turnover of approximately 20% is below our industry's average.
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

Diversification

Our business benefits from a diversified revenue and gross profit mix, including multiple revenue and gross profit streams in our traditional vehicle and commercial truck dealerships (new vehicles, used vehicles, finance and insurance, and service and parts operations) across many geographies, our commercial vehicle distribution and power systems operations, and returns relating to our joint venture investments, which we believe helps to mitigate the cyclicality that has historically impacted some elements of the automotive sector. Furthermore, PTG provides diversification both by business line and by its business being represented across the U.S. and in Canada. Finally, our ownership interest in PTS provides us with additional diversification as well as equity earnings, cash dividends, and significant cash savings on taxes.
We are also diversified geographically as established by the following table, which shows our consolidated revenue and gross profit by country as a percentage of our total revenue and total gross profit:

Country	% of Total 2023 Revenue	% of Total 2023 Gross Profit
United States	59%	63%
United Kingdom	31%	26%
Germany/Italy	5%	5%
Japan	1%	1%
Canada	2%	2%
Australia/New Zealand	2%	3%
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
Similarly, in the U.K., we offer online resources that enhance customers’ overall dealership experience. Customers can reserve a vehicle for up to three days with a fully refundable £99 deposit and complete their finance application entirely online with instant acceptance for qualified buyers. With our internally developed digital retailing program called “Click & Collect”, customers can fully pay for a vehicle online with a debit or credit card and request vehicles be transferred between dealerships by paying a transfer fee online. CarShop U.K. customers can access a bespoke finance eligibility tool, which helps them gauge their likelihood for financial acceptance.
We also promote our U.S. and U.K. automotive retail new and pre-owned vehicle inventory online through PenskeCars.com, Agnewcars.com, CarShop.com, Sytner.co.uk, and CarShop.co.uk (the latter two built in-house and hosted on a proprietary technology platform). These websites are designed to streamline the car-buying process and allow consumers to view and compare new, certified, and pre-owned vehicles. Along with our dealership websites, these sites provide consumers a simple way to view extensive vehicle information, including photos, prices, promotions, videos, and third-party vehicle history reports for pre-owned vehicles, schedule service appointments online 24/7, and use our digital tools to customize their vehicle purchase. These websites also support our "Sell Us Your Car" initiative, offered in the U.S. and U.K., which allows customers to sell their vehicles to us without a requirement to purchase a vehicle.
Corporate Responsibility
As a leading international, diversified transportation services company, we recognize it is our responsibility to ensure that we contribute to a healthy environment, economic opportunity, and social equity in the communities where we operate around the world. We recognize we are accountable to key stakeholders and the communities in which we do business. We are committed to responsible business practices, continuous improvement of our operations, and strengthening relationships with our stakeholders. We focus our efforts where we can have the most positive impact on our business and society and are driven by our core values that ensures we enrich our communities, minimize our environmental impact, protect the health and safety of our team members and customers, and provide a diverse and inclusive workplace – all while creating value for our stakeholders. The most important investments we make are in our people. Everything we aspire to be as a company builds on our ability to come together as one team. We provide our team members with a supportive work environment that empowers them to do meaningful work while fulfilling their passions and balancing work goals with life goals.
We are pleased to have published our 2023 Corporate Responsibility Report, which highlights the Company's strategies, activities, progress, metrics, and performance for 2022, which is available on our website under the tab “Corporate Responsibility.” The report is responsive to the Sustainability Accounting Standards Board ("SASB") Multiline & Specialty Distributors sector standard and includes additional disclosures responsive to the framework established by the Task Force on Climate-related Financial Disclosures ("TCFD"). We are committed to regular, transparent communication of our progress and look forward to bringing our stakeholders along with us on this journey. We encourage you to review our Corporate Responsibility report, which includes additional detail in regard to certain of our key efforts highlighted below.
Human Capital, Diversity, Equity, and Inclusion. We believe that our employees are our greatest asset. We understand that exceptional customer service can only be consistently delivered by attracting, motivating, training, and retaining the very best team members. With this in mind, we put our employees at the heart of everything that we do by developing their talent and enabling them to build long-term careers.
We are committed to building a diverse and skilled workforce while providing a work environment that promotes equity and is free from any form of discrimination on the basis of race, color, creed, religion, sex (including breast feeding and related medical conditions), pregnancy, sexual orientation, gender identity and expression, marital status, national origin, ancestry, citizenship status, uniform service member and veteran status, age, genetic information, protected medical condition, disability, or any other protected status in accordance with all applicable federal, state, and local laws.
Community Participation. We believe community participation and charitable giving enrich the neighborhoods where we work, live, and play. We are proud of these efforts, and we encourage participation by all dealerships and employees, including through our commitment to the Paralyzed Veterans of America (“PVA”). Since 2015, our dealerships have supported the PVA, an organization working to ensure paralyzed and disabled veterans receive the care, benefits, and job opportunities they deserve. Each year, we match certain donations from our customers and team members to the PVA and have contributed collectively more than $9.8 million to PVA over time. As a company with a presence spanning four continents, we are able to make positive impacts in communities where our dealerships are located. In 2023, we donated $2.8 million to charities in our markets to facilitate these goals.
Environmental Sustainability-Electric Vehicles. Our dealerships market, sell, and service vehicles that are engineered and manufactured by over 35 of the world’s automotive manufacturers. Our new car dealerships sell the full suite of vehicles offered by our manufacturer partners, including hybrid, plug-in hybrid, and pure electric vehicles. These vehicles can reduce the emissions that contribute to climate change and smog, improving public health and reducing ecological damage.
We encourage the sale and use of these vehicles and are actively placing charging stations across our network to facilitate a reliable infrastructure for their use. As of December 31, 2023, our network of charging stations totaled over 2,000, including a combination of Level 1 (standard), Level 2 (240V), and Level 3 (fast charging) capabilities. We expect to install additional charging stations to support these vehicles as our manufacturer partners introduce more of these products to the marketplace. We estimate that approximately 26.7% of our new vehicles sold in 2023 in the U.S. and U.K. combined were either Electric Vehicles or hybrid electric vehicles.
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
We are committed to reducing the environmental impact of waste produced at our facilities. We deploy several strategies to ensure the efficient use of resources and responsible disposal of waste, including hazardous waste, and use third parties to manage, collect, and process recycling for many of the materials that go through our service departments. Other strategies to reduce pollution and waste include recycling worn-out tires collected from participating U.S. retail dealerships and eliminating the use of paper for internal communications and customer documentation.

Retail Automotive Dealership Operations
Retail Automotive Franchises. We routinely acquire and dispose of retail automotive franchises. The following table exhibits our retail automotive franchises by location and manufacturer as of December 31, 2023:

Location	Franchises	Franchises	U.S.	Non-U.S.	Total
Arizona	24	BMW/MINI	26	58	84
Arkansas	4	Toyota/Lexus	24	—	24
California	30	Mercedes-Benz/Sprinter/smart	18	30	48
Connecticut	8	Audi/Volkswagen/Bentley	17	36	53
Florida	3	Chrysler/Jeep/Dodge	3	—	3
Georgia	4	Honda/Acura	19	—	19
Indiana	4	Ferrari/Maserati	2	12	14
Maryland	1	Porsche	10	11	21
Michigan	1	Jaguar/Land Rover	8	18	26
Minnesota	2	Lamborghini	1	5	6
New Jersey	22	Nissan/Infiniti	3	—	3
North Carolina	4	Cadillac/Chevrolet	4	—	4
Ohio	7	Others	12	19	31
Puerto Rico	4	Total	147	189	336
Rhode Island	8
Tennessee	1
Texas	11
Virginia	7
Wisconsin	2
Total U.S.	147
U.K.	131
Germany	22
Italy	24
Japan	12
Total Non-U.S.	189
Total Worldwide	336
Retail Automotive CarShop Used Vehicle Dealerships. The following table exhibits the CarShop used vehicle dealerships we operated by geographic location as of December 31, 2023:

Location	Number of Dealerships
U.S.
Pennsylvania	5
New Jersey	2
Total U.S.	7
U.K.	12
Total	19
New Vehicle Retail Sales. In 2023, we retailed, including agency units, more than 229,742 new vehicles which generated 44.7% of our retail automotive dealership revenue and 29.7% of our retail automotive dealership gross profit. Beginning in 2023, we transitioned our Mercedes-Benz U.K. dealerships to an agency model under which these dealerships, and a limited number of our other dealerships in Europe, receive a fee for facilitating the sale by the manufacturer of a new vehicle but do not hold the vehicle in inventory. We strive to maintain outstanding relationships with the automotive manufacturers based in part on our long-term presence in the retail automotive market, our commitment to providing premium facilities, our commitment to drive customer satisfaction, the reputation of our management team, and the consistent sales volume at our dealerships. Our dealerships finance the purchase of most new vehicles from the manufacturers through floor plan financing provided primarily by various manufacturers' captive finance companies.
Used Vehicle Retail Sales. In 2023, we retailed 256,721 used vehicles, which generated 35.4% of our retail automotive dealership revenue and 10.4% of our retail automotive dealership gross profit. We acquire used vehicles from various sources, including trade-ins from consumers in connection with their purchase of a new or used vehicle from us, purchases of used vehicles directly from consumers, lease expirations, public auctions, and auctions open only to authorized new vehicle dealers. To improve customer confidence in our used vehicle inventory, we provide vehicle history reports for all used vehicles, and virtually all of our franchised new vehicle dealerships participate in manufacturer certification processes for used vehicles. If certification is obtained, the used vehicle owner is typically provided benefits and warranties similar to those offered to new vehicle owners by the applicable manufacturer.
Vehicle Finance and Insurance Sales. Finance and insurance sales represented 3.3% of our retail automotive dealership revenue and 20.1% of our retail automotive dealership gross profit in 2023. At our customers' option, our dealerships can arrange third-party financing or leasing in connection with vehicle purchases. We typically receive a flat fee or a portion of the cost of the financing or leasing paid by the customer for each transaction. While these services are generally non-recourse to us, we are subject to chargebacks in certain circumstances, such as default under a financing arrangement or pre-payment. These chargebacks vary by finance product but typically are limited to the fee we receive.
We also offer our customers various vehicle warranty and extended protection products, including extended service contracts, maintenance programs, and voluntary vehicle protection products. The extended service contracts and other products that our dealerships currently offer to customers are underwritten by independent third parties, including the vehicle manufacturers' captive finance companies. Similar to finance transactions, we are subject to chargebacks relating to fees earned in connection with the sale of certain protection products. We also offer for sale other aftermarket products, including security systems and protective coatings.
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
Service and Parts Sales. Service and parts sales represented 10.8% of our retail automotive dealership revenue and 38.4% of our retail automotive dealership gross profit in 2023. We generate service and parts revenue in connection with providing a wide range of services such as vehicle maintenance, repair, manufacturer recalls, warranty, out-of-warranty, and collision repair services. We also recondition used vehicles that we intend to sell in our dealerships. We look to generate higher revenue by driving higher levels of customer satisfaction, marketing, and the use of technology such as videos which allow our technicians to interact directly with the customer, obtain digital approvals, and increase efficiency. Additionally, we believe our service and parts revenues benefit from the increasingly complex technology built into vehicles today. We believe this offers an advantage to our automotive dealerships as the complexity makes it increasingly difficult for independent repair shops and do-it-yourself enthusiasts to maintain and repair today’s vehicles, including the components and systems used in battery and hybrid electric vehicles.
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
Fleet and Wholesale Sales. Fleet and wholesale sales represented 5.8% of our retail automotive dealership revenue and 1.4% of our retail automotive dealership gross profit in 2023. Fleet activities represent the sale of new units to customers that are deemed to not be retail customers, such as cities, municipalities, or rental car companies and are generally sold at contracted amounts. Wholesale activities relate to the sale of used vehicles generally to other dealers and occur at auction. Vehicles sold through this channel generally include units acquired by trade-in that do not meet certain standards or aged units. In the U.K., we offer used vehicles to wholesalers and other dealers via a proprietary online auction.

Retail Commercial Truck Dealership Operations
Premier Truck Group (“PTG”) is a heavy- and medium-duty truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands) with 44 locations across nine U.S. states and the Canadian provinces of Ontario and Manitoba. PTG dealerships provide a similar suite of services as our automotive dealerships, offering new trucks and a large selection of used trucks for sale, a full range of parts, maintenance and repair services, collision centers, and finance and insurance options by facilitating truck and trailer financing and leasing, extended maintenance plans, physical damage insurance, voluntary vehicle protection products, roadside relief, and other programs.
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
Penske Australia distributes commercial vehicles and parts for Western Star, MAN, and Dennis Eagle to a network which comprises on average of more than 70 dealership locations across Australia, New Zealand, and portions of the Pacific. Of these dealership locations, 11 are company-owned retail commercial vehicle and/or service and parts dealerships in Australia and three are company-owned retail commercial vehicle dealerships in New Zealand. Our dealership in Brisbane, Australia is the largest retailer of Western Star Trucks in Australia by volume, and our dealership in Perth, Australia is the largest retailer of MAN Trucks in Australia by volume. We finance our purchases of these vehicles under floor plan agreements with a local Daimler affiliate and a local Volkswagen affiliate with terms similar to our other floor plan agreements.
Western Star trucks are manufactured by Daimler Trucks North America in Portland, Oregon. These technologically advanced, custom-built vehicles are ordered by customers to meet their particular needs for line haul, long distance road train, mining, logging, and other heavy-duty applications. We are also the exclusive importer of MAN trucks and buses. MAN Truck and Bus, a VW Group company, is a leading producer of medium- and heavy-duty trucks as well as city and coach buses. These cab-forward, fuel efficient vehicles are principally produced in several sites in Germany and are ordered by customers for line haul, local distribution, mining, and other off-road applications. Dennis Eagle refuse collection vehicles are manufactured by Ros Roca in Warwick, England. These brands represented 3.2% of heavy-duty truck units sold in Australia and 2.8% in New Zealand during 2023.
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

Penske Transportation Solutions
We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. (“PTL”). Penske Transportation Solutions (“PTS”) is the universal brand name for PTL's various business lines through which it is capable of meeting customers' needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental, and contract maintenance along with logistics services, such as dedicated contract carriage, distribution center management, freight management, and dry van truckload carrier services. PTS has a highly diversified customer base ranging from multi-national corporations across industries, such as food and beverage, transportation, manufacturing, automotive, retail, and healthcare, with whom they have long-term contracts to individual consumers who rent a single truck on a daily basis.
PTS manages one of the largest, most comprehensive and modern trucking fleets in North America, with approximately 439,000 trucks, tractors and trailers under lease, rental and/or maintenance contracts as of December 31, 2023, through their network of locations throughout North America. Furthermore, PTS has consistently been among the largest purchasers of commercial trucks in North America and had an average full-service leasing Class 8 tractor fleet age of approximately 3.3 years as of December 31, 2023, which is substantially lower than the overall Class 8 tractor fleet age in the United States.
Full-service truck leasing, truck rental, and contract maintenance. Full-service truck leasing, truck rental, and contract maintenance of commercial trucks, tractors, and trailers constitutes PTS' largest business. PTS manages a fleet of over 439,000 trucks, tractors, and trailers, consisting of over 289,100 vehicles owned by PTS and leased to customers under full-service lease or rental agreements and over 150,500 customer-owned and -operated vehicles for which they provided contract maintenance services. Lease terms under its full-service leases generally range from four to seven years for tractors and trucks and six to ten years for trailers. Its commercial and consumer rental fleet as of December 31, 2023, consisted of approximately 106,800 vehicles for use by its full-service truck leasing, small business, and consumer customers for periods generally ranging from less than a day to 12 months. Most of its leased vehicles are configured according to customer specifications, including custom painting and lettering, while its rental trucks bear Penske branding.
Commercial customers often outsource to PTS to reduce the complexity, cost, and total capital associated with vehicle ownership. Under a full-service lease, PTS provides and fully maintains the vehicle, which is generally configured for the customer. The services provided under full-service lease and contract maintenance agreements generally include preventive and regular maintenance, advanced diagnostics, emergency road service, fleet services, safety programs, and fuel services through PTS' network of company-operated facilities and a nationwide network of independent truck stops. In addition, PTS makes available to its full-service leasing and contract maintenance customers additional vehicles on a rental basis. PTS' commercial rental operations offer short-term availability of tractors, trucks, and trailers typically to accommodate seasonal, emergency, and other temporary needs. A significant portion of these rentals are to existing full-service leasing and contract maintenance customers who are seeking flexibility in their fleet management. PTS has established a network of approximately 920 locations to provide full-service truck leasing, truck rental, and contract maintenance services to customers. This network enables PTS to meet multi-location customer requirements. PTS' commercial rental business generated 21% of its revenue for 2023 and its full-service lease and contract maintenance business generated 46% of its revenue in 2023.
For consumer customers, PTS provides short-term rental of light- and medium-duty vehicles on a one-way and local basis, typically to transport household goods. Customers typically include local small businesses and individuals seeking a do-it-yourself solution to their moving needs. PTS' consumer fleet generally consists of late model vehicles ranging in size from small vans to 26-foot trucks, and its consumer rentals are conducted through approximately 2,050 independent rental agents and approximately 430 of its company-operated leasing and rental facilities. PTS' consumer business generated 4% of its revenue for 2023.
Logistics. PTS' logistics business offers an extensive variety of services, including dedicated contract carriage, distribution center management, freight management, lead logistics provider, and dry van truckload carrier services. PTS coordinates services for its customers across the supply chain, including inbound material flow, handling and packaging, inventory management, distribution and technologies, and sourcing of third-party carriers. These services are available individually or on a combined basis and often involve its associates performing services at the customer's location. By offering a scalable series of services to its customers, PTS can manage the customer's entire supply chain or any stand-alone service. PTS also utilizes specialized software that enables real-time fleet visibility and provides reporting metrics, giving customers detailed information on fuel economy and other critical supply chain costs. PTS' international logistics business has approximately 520 locations in North America, South America, and Europe. PTS' logistics business generated 28% of its revenue for 2023.

Industry Information
Retail Automotive. Approximately 56% of our retail automotive dealership revenues are generated in the U.S. and Puerto Rico, which in 2023 was one of the world's largest automotive retail markets as measured by units sold. In 2023, sales of new cars and light trucks were approximately 15.6 million units, an increase of 12.6% from 2022, and were generated at approximately 16,800 franchised new-car dealerships. According to data from the National Automobile Dealers Association ("NADA"), dealership revenue is generally derived as follows: 52% from new vehicle sales, 35% from used vehicle sales, and 13% from service and parts sales. Dealerships also offer a wide range of higher-margin products and services, including extended service contracts, financing arrangements, and credit insurance. The NADA figures noted above include finance and insurance revenues within either new or used vehicle sales, as sales of these products are usually incremental to the sale of a vehicle.
In the U.S., the franchised automotive dealer industry is one of the largest retail businesses by revenue in a market of approximately $1.2 trillion. Publicly held automotive retail groups account for less than 10% of total industry revenue. Although significant consolidation has already taken place, the industry remains highly fragmented with more than 90% of the U.S. industry's market share remaining in the hands of smaller regional and independent dealers. Our other markets are similarly fragmented. We believe that further consolidation in these markets is probable due to the significant capital requirements of maintaining manufacturer facility standards and the limited number of viable alternative exit strategies for dealership owners.
Our international automotive retail dealerships operate in the U.K., the European Union, and Japan. In the U.K., new vehicle registrations in 2023 totaled 1.90 million, which increased 17.9% from 1.61 million new vehicle registrations in 2022. Our European Union markets consist of Germany, Italy, and Spain, which represented the first, third, and fourth largest automotive retail markets, respectively, in the European Union in 2023 and accounted for approximately 51% of the total vehicle sales in the European Union markets. Unit sales of automobiles in the European Union were approximately 10.5 million in 2023, a 13.9% increase compared to 2022. In Germany, Italy, and Spain, new car sales were approximately 2.8 million, 1.6 million, and 0.9 million units, respectively, in 2023, and new car sales in Japan were approximately 4.8 million in 2023.
As of December 31, 2023, we also operated 19 CarShop used vehicle dealerships in the U.S. and the U.K. Used vehicle sales are even more fragmented than new vehicle sales and are generated by new car dealerships, used vehicle dealerships, individual small lot sellers, as well as individual to individual sales. In 2023, used vehicle sales were approximately 35.9 million units in the U.S. according to data from Cox Automotive, compared to 36.2 million in the prior year, and approximately 7.2 million units in the U.K. according to data from the Society of Motor Manufacturers and Traders, compared to 6.9 million in the prior year.
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
Retail Commercial Truck Dealership. In 2023, North American sales of Class 6-8 medium- and heavy-duty trucks, the principal vehicles sold by our PTG business, increased 8.7% from last year to 487,771 units and were generated at approximately 2,200 new-truck dealerships. The Class 6-7 medium-duty truck market increased 12.5% from last year to 156,532 units, and Class 8 heavy-duty trucks, the largest North American market, increased 7.0% from last year to 331,239 units. In this market, our principal brands, Freightliner and Western Star, represent approximately 40.4% of that market.
Commercial Vehicle Distribution and Other. Our commercial vehicle distribution and other business operates principally in Australia and New Zealand. In 2023, heavy-duty truck sales in Australia and New Zealand combined were 21,562 units, representing an increase of 16.2% from 2022.
Penske Transportation Solutions. PTS participates broadly in the global supply chain, estimated at $11.4 trillion annually, and particularly, in the U.S. supply chain, estimated at $2.4 trillion annually. Only 16.6% of the total U.S. supply chain function is outsourced to third parties, such as PTS. We estimate, based on R. L. Polk registration data, that there are approximately 9.2 million commercial trucks operating in the United States, of which up to 4.7 million could be potential opportunities for PTS' full-service leasing and contract maintenance offerings.
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
In the U.S., some of our franchise agreements, including those with BMW, Honda, and Toyota, expire after a specified period of time ranging from one to six years. Manufacturers have not historically terminated our franchise agreements, and our franchise agreements with fixed terms have typically been renewed. We currently expect the manufacturers to renew all of our U.S. franchise agreements as they expire. In the U.K., many of our agreements have two-year rolling terms. Our agreements with BMW, our largest U.K. manufacturer, expire in December 2025. Similar to the U.S., the manufacturers in the U.K. have not historically terminated our agreements, and our agreements with fixed terms have typically been renewed.
Some of our key automotive manufacturer partners have announced plans to explore an agency model of selling new vehicles in the U.K. and other European countries, and beginning in 2023, we transitioned our Mercedes-Benz U.K. dealerships to an agency model under which these dealerships, and a limited number of our other dealerships in Europe, receive a fee for facilitating the sale by the manufacturer of a new vehicle but do not hold the vehicle in inventory. Vehicles sold under this agency model are counted as new agency units sold instead of new retail units sold by us, and only the fee we receive from the manufacturer, not the price of the vehicle, is reported as new revenue (as opposed to previously recording all of the vehicle sale price as new revenue) with no corresponding cost of sale. We continue to provide new vehicle customer service at our Mercedes-Benz U.K. dealerships, and the Mercedes-Benz U.K. agency model at this time has not changed our used vehicle sales operations or service and parts operations, although the long-term impact of the agency model at these dealerships as well as other agency models proposed by our manufacturer partners is uncertain. We believe transition to an agency model in the U.S. would be difficult for our automotive manufacturer partners in light of U.S. franchise laws. See Item 1. Business, "Regulations" and Item 1A. Risk Factors, "Agency" and "Regulatory Issues."
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
These agreements also typically restrict the acquisition of additional dealerships unless the Company’s dealerships of that brand individually and/or in the aggregate are meeting certain requirements. These framework agreements typically provide the manufacturer or distributor the right in some circumstances (including upon a merger, sale, change of control of the Company, or in some cases a material change in our business or capital structure) to acquire the dealerships from us at fair market value or other predetermined values, including upon the acquisition of 20% or more of our voting stock by a person, entity, group, or another manufacturer (subject to certain exceptions), an extraordinary corporate transaction (such as a merger, reorganization, or sale of a material amount of assets), or a change of control of our board of directors.
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
The automotive and truck retail industry is currently served by franchised or agency dealerships, automotive manufacturers that sell direct to consumers, independent used vehicle dealerships, and individual consumers who sell used vehicles in private transactions. For new vehicle sales, we compete primarily with automotive manufacturers that sell direct to consumers and other franchised dealers in each of our marketing areas, relying on our premium facilities, superior customer service, advertising and merchandising, management experience, sales expertise, reputation, and the location of our dealerships to attract and retain customers. Each of our markets may include a number of well-capitalized competitors, including in certain instances dealerships owned by manufacturers and national and regional retail chains. In our retail commercial truck dealership operations, we compete with other manufacturers and retailers of medium- and heavy-duty trucks, such as Ford, International Kenworth, Mack, Peterbilt, and Volvo. We also compete with dealers that sell the same brands of new vehicles that we sell and with dealers that sell other brands of new vehicles that we do not represent in a particular market. Our new vehicle dealership competitors have franchise agreements which give them access to new vehicles on the same terms as us. Automotive dealers also face competition in the sale of new vehicles from purchasing services, warehouse clubs, and electric vehicle manufacturers that sell directly to consumers. With respect to arranging financing for our customers' vehicle purchases, we compete with a broad range of financial institutions, such as banks and local credit unions.
For used vehicle sales, we compete in a highly fragmented market which sells approximately 35.9 million units in the U.S. and approximately 7.2 million units in the U.K. annually through other franchised dealers, independent used vehicle dealers, automobile rental agencies, purchasing services, private parties, online retailers, and used vehicle “superstores” for the procurement and resale of used vehicles.
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
Human Capital
We believe that our Human Capital is our greatest asset. We understand that exceptional customer service can only be consistently delivered by attracting, motivating, training, and retaining the very best team members. We are committed to building a diverse and skilled workforce and strive to provide a work environment that promotes equity and is free from any form of discrimination. With this in mind, we put our employees at the heart of everything that we do by developing their talent and enabling them to build long-term careers. In January 2024, our company was named as a winner of Glassdoor's 16th Annual Employees' Choice Awards, honoring the "Best Places to Work 2024" with the Company obtaining top workplace factor ratings in diversity & inclusion, senior management, and culture & values. Also, in January 2024, we were notified that Penske Automotive Group was named by Fortune as a "World's Most Admired Company".
As of December 31, 2023, we employed approximately 28,000 people, an increase of 4.4% from December 31, 2022. Approximately 630 of our employees were covered by collective bargaining agreements with labor unions, and we believe our relations with our employees, including those represented by collective bargaining agreements, are generally good. We believe our inclusive culture enhances our ability to attract and retain the most talented leadership and workforce, thereby enabling us to better serve and broaden our customer base.
We maintain a culture grounded in safety and endeavor to eliminate workplace incidents, risks, and hazards. We have partnered with environmental and safety consulting firms to assist in compliance with specific local and federal laws and regulations relating to environmental and safety issues and to promote best safety practices. Audits are regularly performed to assure and maintain compliance.
We believe our employee turnover of approximately 20% is below our industry's average. We seek to motivate our key managers and salespersons through, among other things, variable compensation programs tied principally to local profitability and customer satisfaction. We also annually survey our employees to gauge their satisfaction and address any resulting concerns.
Regulation
We operate in a highly regulated industry and a number of regulations affect the marketing, selling, financing, servicing, and distribution of vehicles. Under the laws of the jurisdictions in which we currently operate, we typically must obtain a license in order to establish, operate, relocate a dealership, or operate a repair facility. These laws also regulate our conduct of business, including our advertising, operating, financing, employment, distribution, and sales practices. Other laws and regulations include franchise laws and regulations, environmental laws and regulations (see “Environmental Matters” below), laws and regulations applicable to new and used motor vehicle dealers as well as customer and employee privacy, identity theft prevention, wage-hour, anti-discrimination, and other employment practices laws. With respect to online sales, many laws and regulations applicable to our business were adopted prior to the introduction of the Internet, certain digital technologies, and e-commerce, generally. As a result, we are tasked with maintaining compliance in an uncertain regulatory environment. In December 2023, the U.S. Federal Trade Commission (the "FTC") announced its new Combating Auto Retail Scams ("CARS") Rule, which would change the way vehicles are advertised and sold in the U.S. The rule originally was to take effect in July 2024. However, in light of recent legal challenges, the FTC has delayed the rules effective date pending resolution of related litigation. Once effective, the rules are expected to change industry-accepted practices with regard to sales and advertising, require a series of oral and written disclosures to consumers in regard to the sale price of vehicles, credit terms, and voluntary protection products and impose burdensome recordkeeping requirements, all of which may lead to additional transaction times for the sale of vehicles, complicate the transaction process, decrease customer satisfaction, and increase compliance costs and risk, among other effects. See Item 1A. Risk Factors, "Regulatory Issues".
Our financing activities with customers are subject to truth-in-lending, consumer leasing, equal credit opportunity, and similar regulations as well as motor vehicle finance laws, installment finance laws, insurance laws, usury laws, and other installment sales laws. Some jurisdictions regulate finance fees that may be paid as a result of vehicle sales. In the U.K., the Financial Conduct Authority (the "FCA") regulates financial services firms and financial markets, including our activities in acting as broker for the financing of vehicle sales. The FCA has announced that it will investigate the historic use of discretionary commission arrangements ("DCAs") amid concerns that this practice may have been unfair to customers. The purpose of the investigation is to consider whether the historic use of DCAs caused customers to pay too much for their car loans and, if so, to consider potential remedial measures. The investigation is being undertaken after the Financial Ombudsman Service (a public body, which resolves financial complaints) determined that DCAs, in two separate cases which do not involve us, had caused financial losses to consumers. We await the outcome of the FCA’s investigation. Any regulatory or judicial outcome that ultimately results in the refund of historical commissions paid to us could materially and adversely affect us.
In the U.S., we benefit from the protection of numerous state franchise laws that generally provide that a manufacturer or distributor may not terminate or refuse to renew a franchise agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or non-renewal. Some state franchise laws allow dealers to file protests or petitions or to attempt to comply with the manufacturer's criteria within the notice period to avoid termination or non-renewal. Our international locations generally do not have these laws, and as a result, our international operations operate without these types of protections. See Item 1. Business, "Agreements with Vehicle and Equipment Manufacturers."
Environmental Matters
We are subject to a wide range of environmental laws and regulations, including those governing discharges into the air and water, the operation and removal of aboveground and underground storage tanks, the use, handling, storage, and disposal of hazardous substances and other materials, and the investigation and remediation of environmental contamination. Our business involves the generation, use, handling, and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as motor oil, filters, transmission fluid, antifreeze, refrigerant, batteries, solvents, lubricants, tires, and fuel. EVs pose additional risks regarding the use, maintenance, and disposal of electric batteries which may be subject to additional regulation. We have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations.
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

Many jurisdictions in which we operate have placed additional restrictions and limitations on activities that may affect the environment. U.S. vehicle manufacturers are subject to federally mandated corporate average fuel economy standards, which are expected to increase substantially through 2026. Furthermore, in response to concerns that emissions of carbon dioxide and certain other gases, referred to as “greenhouse gases,” may be contributing to warming of the Earth's atmosphere, climate change-related legislation and policy changes to restrict greenhouse gas emissions are being considered, or have been implemented, at state and federal levels. Legislation in various states across the United States would ban the sale of new vehicles with gasoline-only engines in cars as early as 2035. The California legislation requires 35% of all new vehicles sold to meet a zero emissions standard by 2026 (with certain allowances for hybrid gas/Electric Vehicles), which percentage requirement increases until 2035, after which 100% of new vehicles sold must comply. The European Parliament recently approved a law requiring most automakers to reduce the emissions of new cars sold by 55% in 2030 and achieve a zero carbon-emission standard by 2035, effectively banning the sale of new gasoline and diesel cars and vans by 2035. Representatives of the U.K. government have proposed a ban on the sale of gasoline engines and gasoline hybrid engines in new cars and new vans that would take effect in 2035 while also providing government incentives on certain Electric Vehicles to entice consumers to transition from internal combustion vehicles to Electric Vehicles. Significant increases in fuel economy requirements and new restrictions on emissions on vehicles and fuels could adversely affect prices of and demand for the vehicles that we sell, which could materially adversely affect us. Moreover, while increasing consumer adoption of Electric Vehicles may present new service opportunities, including with respect to range maintenance and optimization, cooling protection, torque protection, battery replacement, and warranty on newly released models, our service revenue per vehicle may decline over time as these electric vehicles may require less physical maintenance than gas and hybrid vehicles due to the absence of certain parts systems. However, due to the complexity and training required for the electrical components of the vehicle, we believe a larger percentage of Electric Vehicle customers will be retained for service.
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
Available Information
For selected financial information concerning our various operating and geographic segments, see Note 17 to our consolidated financial statements included in Item 8 of this report. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website, www.penskeautomotive.com, under the tab “Investors” as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site that contains reports, proxy, and information statements and other information that issuers file with the SEC. The address of the SEC's website is www.sec.gov. We also make available on our website copies of materials regarding our corporate governance, policies, and practices, including our Corporate Governance Guidelines, our Code of Business Ethics, our 2023 Corporate Responsibility Report, and the charters relating to the committees of our Board of Directors. The content of any website referred to in this Form 10-K is not deemed incorporated by reference into this Form 10-K unless expressly noted. You may obtain a printed copy of any of the foregoing materials by sending a written request to Investor Relations, Penske Automotive Group, Inc., 2555 S. Telegraph Road, Bloomfield Hills, MI 48302 or by calling 248-648-2500. The information on or linked to our website is not part of this document. We plan to disclose changes to our Code of Business Ethics or waivers, if any, for our executive officers or directors on our website. We incorporated in the state of Delaware in 1990 and began dealership operations in October 1992.
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
The material risks, uncertainties, and other factors that our stockholders and prospective investors should consider include the following:
Operational Risks
Macro-economic and geo-political conditions. Our performance is impacted by geo-political conditions such as the war in Ukraine and by general economic conditions overall and in particular by economic conditions in the markets in which we operate. These economic conditions include levels of new and used vehicle sales, availability of consumer credit, changes in consumer demand, consumer confidence levels, fuel prices, demand for trucks to move freight with respect to PTS and PTG, the rate of inflation, personal discretionary spending levels, interest rates, and unemployment rates. When the worldwide economy faltered early in 2020, we were adversely affected, and we expect a similar relationship between general economic and industry conditions and our performance in the future. Any geo-political developments that adversely affect the economies of our markets will also likely affect us. Moreover, geo-political conditions can affect the vehicle supply chain as has recently happened with the war in Ukraine. Certain vehicle manufacturers and suppliers are experiencing difficulty sourcing certain parts which is further exacerbating the supply chain difficulties resulting from the demand for labor and the shortage of microchips and other components.

Many of our market countries are experiencing a high rate of inflation. Inflation affects the price of vehicles, the price of parts, the rate of pay of our employees, the cost and availability of consumer credit, and consumer demand. Used vehicle prices in particular have experienced periods of a high rate of inflation in recent years, and continued high rates of inflation may adversely affect consumer demand and increase our costs, which may materially and adversely affect us. Similarly, periods of rapid deflation in vehicle prices may materially and adversely affect our ability to profitably sell the affected vehicles.
Adverse conditions affecting one or more significant automotive manufacturers or suppliers will affect us. Our success depends on the overall success of the automotive industry generally and in particular, on the success of the brands of vehicles that each of our dealerships sell. In 2023, revenue generated at our BMW/MINI, Audi/Volkswagen/Porsche/Bentley, Toyota/Lexus, and Mercedes-Benz/Sprinter/smart dealerships represented 26%, 22%, 13%, and 9%, respectively, or 70% in aggregate, of our total automotive dealership revenues. In addition, our retail commercial truck operations rely principally on Freightliner and Western Star trucks (both Daimler brands).
Significant adverse geo-political events, weather-related events, supply chain issues, or other events that interrupt vehicle or parts supply to our dealerships would likely have a significant and adverse impact on the industry as a whole, including us, particularly if the events impact any of the manufacturers whose franchises generate a significant percentage of our revenue.
COVID-19 and the war in Ukraine have impacted and may continue to impact the supply of vehicles or parts to the U.S. or U.K. markets, and our business could be materially adversely affected. The supply chain required to manufacture and supply parts for the vehicles we sell is highly complex and integrated. Any failure of that supply chain could materially and adversely affect us. Our new vehicle days' supply is 39 as of December 31, 2023, compared to 25 as of December 31, 2022. While we expect to continue to have normal levels of used vehicles for sale (our used vehicle days' supply is 48 as of December 31, 2023, compared to 53 as of December 31, 2022), the lower supply of new vehicles has contributed to higher vehicle gross profit on new vehicles sold, which contributed to our higher overall profitability in recent years. While we expect increased new vehicle availability, continued production disruptions and supply shortages could result in suppressed new and used vehicle sales volumes which would impact the availability and affordability of new and used vehicles and may adversely affect us. As the supply of new vehicles has improved, we have experienced, and may continue to experience, reduced new and used vehicle gross profit together with higher sales volumes.
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
Australian economic conditions. Our commercial vehicle distribution and other operations in Australia and New Zealand may be impacted by local and regional economic conditions and in particular, the price of commodities such as copper and iron ore, which may impact the desire of our customers to operate their mining operations and replace their vehicle fleets. Adverse pricing concerns of those, and other commodities, may have a material adverse effect on our ability to distribute, and/or retail, commercial vehicles and other products profitably. These same conditions may also negatively impact the value of the Australian and New Zealand Dollar versus the U.S. Dollar, which negatively impacts our U.S. Dollar reported financial results and the pricing of products sold by Penske Australia, which are manufactured in the U.S., U.K., and Germany.
Additional risks relating to PTS. PTS' business has additional risks to those in the retail business:
Customers. PTS has a more concentrated customer base than we do and is subject to changes in the financial health of its customers, changes in their asset utilization rates, and increased competition for those customers.
Workforce. PTS requires a significant number of qualified drivers and technicians, which may be difficult to hire, and is subject to increased compliance costs or work stoppages relating to those employees, particularly in regard to changes in labor laws and time of work rules regarding those employees. PTS contributes to several U.S. multi-employer pension plans that provide defined benefits to approximately 2,540 associates covered by collective bargaining agreements. If they withdraw or are deemed to withdraw from participation in any of these plans, then applicable law could require them to make withdrawal liability payments to the plan. If any of those plans were deemed to be underfunded, PTS could be subject to additional assessments, which could be substantial.
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
Capital markets risk. PTS relies on banks and the capital markets to fund its operations and capital commitments. PTS has a significant amount of total indebtedness, which it uses in part to purchase its vehicle fleet and therefore, is subject to changes in, and continued access to, capital markets.

Regulatory Requirements and Vehicle Mandates. Increasing efforts to control emissions of carbon dioxide and certain other gases, referred to as greenhouse gases (“GHGs”), are likely to have an effect on PTS' (and PTG's) business and results of operations. In particular, President Biden and Congressional leaders, as well as California, New Jersey, and other states, have expressed support for policies limiting GHG emissions from vehicles through new regulations that require moving to zero-emission formats and/or the implementation of more stringent emissions controls. For example, original equipment manufacturers may be required to install additional engine components, additional aerodynamic features, or low-rolling resistance tires to comply with fuel economy regulations, which may result in higher costs associated with more complex components and a shorter useful tread life for tires, increasing operating costs for customers, suppliers, and PTS. Additionally, the Advanced Clean Trucks rule, as adopted by the California Air Resources Board ("CARB") and several other states, will require that certain truck manufacturers sell zero-emission trucks as an increasing percentage of their annual sales in these states from 2024 to 2035 (and likely beyond). Furthermore, the Advanced Clean Fleet rule, issued by CARB in April 2023, and which may be adopted in other jurisdictions, will require certain larger fleets, including PTS', to purchase zero-emission trucks to comprise an increasing percentage of their fleets from 2025 to 2042. On December 28, 2023, CARB announced that it would defer enforcement of the rule, which was scheduled to become effective on January 1, 2024, while its request for a waiver from the EPA to authorize the rule is pending. The EPA's three phase Clean Trucks Plan includes pledges to update current GHG standards to reflect market shifts to zero-emission technologies in certain segments of the heavy-duty vehicle sector and new, more stringent GHG emissions standards for heavy-duty engines and vehicles beginning as soon as model year 2027. The EPA initiated the first phase of the Clean Trucks Plan by issuing a final rule on

December 20, 2022, which focuses on reducing emissions that form smog and soot and will apply to heavy-duty engines and vehicles beginning in model year 2027. Foreign, federal, state, provincial, and local lawmakers also are considering a variety of other climate change proposals, including prohibiting the use of certain substances with high “global warming potential.” These and any other future requirements could result in higher prices for vehicles, diesel engines, materials, and fuel, as well as higher maintenance costs and uncertainty as to reliability and range of the new engines. Any of these factors could increase operating costs in the transportation industry, which would directly affect PTS' and PTG's customers and could reduce demand for vehicles. The new technology and legal requirements may also affect the resale values of these vehicles when PTS or PTG attempts to sell them in the future.

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

The COVID-19 pandemic disrupted our business, and any future pandemic could adversely affect us. The outbreak of the COVID-19 pandemic across the globe has adversely impacted each of our markets and the global economy, leading to disruptions to our business. Any future pandemic could impact production levels from our manufacturing partners, impose other unintended consequences, and require us to adjust our operations to conform to regulatory changes and consumer preferences in the evolving environment.
Potential pandemic impacts could include changes in customer demand, our relationship with, and the financial and operational capacities of, vehicle manufacturers, captive finance companies and other suppliers, workforce availability, risks associated with our indebtedness (including available borrowing capacity, compliance with financial covenants, and ability to refinance or repay indebtedness on favorable terms), the adequacy of our cash flow and earnings and other conditions which may affect our liquidity, and disruptions to our technology network and other critical systems, including our dealer management systems and software or other facilities or equipment. Business disruption as a result of a future pandemic could also negatively impact the global economy and may materially affect our businesses as outlined above, or in other manners including global supply chain disruptions resulting in lower levels of vehicles and parts available for sale, all of which would adversely impact our business and results of operations.
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
Changes to the retail delivery model, including increased digital retailer competition, efforts to sell vehicles direct outside the franchise system, and transition to an agency model of distribution each could adversely affect our business, results of operations, financial condition, and cash flows.
Competition from online retailers. The automotive retail industry is experiencing competition in the used vehicle market from companies with a primarily online business model, including companies such as Carvana and others. We and the other traditional automotive retailers are implementing digital retail strategies, providing consumers with online vehicle purchasing experiences, including at-home delivery. We also continue to develop technology solutions to improve the online buying experience. We may face increased competition for market share with these non-traditional delivery models and digital retailers over time which could materially and adversely affect our results of operations. We cannot be sure that our initiatives will be successful or that the amount we invest in these initiatives will result in our maintaining or enhancing our market share and continued or improved financial performance.
Sales outside the franchise system. In recent years, new electric vehicle manufacturers have been able to conduct new vehicle sales outside of the franchised automotive system as new entrants. While the sales levels of these new entrants were approximately 4.6% of new vehicles in the U.S. and approximately 2.6% of new vehicles in the U.K. for the year ended December 31, 2023, continued market share gains by manufacturers operating outside the franchise system may materially and adversely affect us. Moreover, while we expect continued good relations with our manufacturer partners, should U.S. franchise laws be repealed or amended to allow our existing manufacturer partners to effectively operate outside the franchised system, our results of operations may be materially and adversely impacted. Our franchised automotive dealers in the U.K., European Union, and Japan operate effectively without U.S. franchise law protections.
Agency. Beginning in 2023, we transitioned our Mercedes-Benz U.K. dealerships to an agency model under which these dealerships, and a limited number of our other dealerships in Europe, receive a fee for facilitating the sale by the manufacturer of a new vehicle but do not hold the vehicle in inventory. Vehicles sold under this agency model are counted as new agency units sold instead of new retail units sold by us, and only the fee we receive from the manufacturer, not the price of the vehicle, is reported as new revenue (as opposed to previously recording all of the vehicle sale price as new revenue) with no corresponding cost of sale. We continue to provide new vehicle customer service at our Mercedes-Benz U.K. dealerships, and the Mercedes-Benz U.K. agency model at this time has not changed our used vehicle sales operations or service and parts operations, although the long-term impact of the agency model at these dealerships as well as other agency models proposed by our manufacturer partners is uncertain. We believe transition to an agency model in the U.S. would be difficult for the manufacturers in light of U.S. franchise laws. See the risk captioned "Sales outside the franchise system" above.

New mobility models and vehicle electrification will continue to result in rapid changes to the automotive and trucking industries. Shared vehicle services such as Uber and Lyft provide consumers with increased choice in their personal mobility options. The effect of these and similar mobility options on the retail automotive industry is uncertain and may include lower levels of new vehicles sales but with increasing miles driven, which could require additional demand for vehicle maintenance. Most major vehicle manufacturers have announced plans to electrify some or all of their new vehicle fleets in response to concerns about the environment and due to regulatory requirements to limit vehicle emissions. We expect to continue to sell electric and hybrid gas/electric vehicles through our franchised dealerships; however, our service revenues may decline over time as these vehicles may require less physical maintenance than gas and hybrid vehicles due to the absence of certain parts systems. Conversely, increasing consumer adoption of electric vehicles may present new service opportunities, including with respect to range maintenance and optimization, cooling protection, torque protection, battery replacement, and warranty on newly released models.

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
Financial Risks
Leverage. Our significant debt and other commitments expose us to a number of risks, including:
Cash requirements for debt and lease obligations. A significant portion of the cash flow we generate must be used to service the interest and principal payments relating to our various financial commitments, including $3.8 billion of floor plan notes payable, $1.6 billion of non-vehicle long-term debt, and $5.3 billion of future lease commitments (including extension periods that are reasonably assured of being exercised and assuming constant consumer price indices). A sustained or significant decrease in our operating cash flows could lead to an inability to meet our debt service or lease requirements or to a failure to meet specified financial and operating covenants included in certain of our agreements. If this were to occur, it may lead to a default under one or more of our commitments and potentially the acceleration of amounts due, which could have a significant and adverse effect on us.
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
Interest rate variability. The interest rates we are charged on a substantial portion of our debt, including the floor plan notes payable we issue to purchase the majority of our inventory, are variable, increasing or decreasing based on changes in certain published interest rates. Increases to such interest rates have resulted and may continue to result in higher interest expense for us, which negatively affects our operating results. Because many of our customers finance their vehicle purchases, increased interest rates may also decrease vehicle sales due to affordability, which would negatively affect our operating results.
Impairment of our goodwill or other indefinite-lived intangible assets has in the past had, and in the future could have, a material adverse impact on our earnings. We evaluate goodwill and other indefinite-lived intangible assets for impairment annually and upon the occurrence of an indicator of impairment. Our process and results for impairment testing of these assets is described further under “Impairment Testing” in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates. If we determine that the amount of our goodwill or other indefinite-lived intangible assets are impaired at any point in time, we would be required to reduce the value of these assets on our balance sheet, which would also result in a material non-cash impairment charge that could also have a material adverse effect on our results of operations for the period in which the impairment occurs.
Performance of sublessees. In connection with the sale, relocation, and closure of certain of our franchises, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties in 2023 totaled approximately $17.0 million. In the aggregate, we remain ultimately liable for approximately $95.2 million of such lease payments including payments relating to all available renewal periods. We rely on our sub-tenants to pay the rent and maintain the properties covered by these leases. In the event a subtenant does not perform under the terms of their lease with us, we could be required to fulfill such obligations, which could have a significant and adverse effect on us.
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
Our financing activities with customers are subject to truth-in-lending, consumer leasing, equal credit opportunity, and similar regulations as well as motor vehicle finance laws, installment finance laws, insurance laws, usury laws, and other installment sales laws. In the U.K., the Financial Conduct Authority (the "FCA") regulates financial services firms and financial markets, including our activities in acting as broker for the financing of vehicle sales. The FCA has announced that it will investigate the historic use of discretionary commission arrangements ("DCAs") amid concerns that this practice may have been unfair to customers. The purpose of the investigation is to consider whether the historic use of DCAs caused customers to pay too much for their car loans and, if so, to consider potential remediation measures. The investigation is being undertaken after the Financial Ombudsman Service (a public body, which resolves financial complaints) determined that DCAs, in two separate cases which do not involve us, had caused financial losses to customers. We await the outcome of the FCA’s investigation. Any regulatory or judicial outcome that ultimately results in the refund of historical commissions paid to us could materially and adversely affect us.
Privacy Regulation. We are subject to numerous laws and regulations in the U.S. and internationally designed to protect the information of clients, customers, employees, and other third parties that we collect and maintain, including the European Union General Data Protection Regulation (the “EUGDPR”) and the United Kingdom General Data Protection Regulation (the "UKGDPR"). Both the EUGDPR and UKGDPR, among other things, mandate requirements regarding the handling of personal data of employees and customers, including its use, protection, and the ability of persons whose data is stored to correct or delete such data about themselves. The state of California has a similar law called the California Consumer Privacy Act, recently amended and enhanced effective January 1, 2023, by the California Privacy Rights Act (as so amended, the "CCPA"). In addition to enforcement authority granted to the California Attorney General, the CCPA established the "California Privacy Protection Agency," a dedicated state agency charged with the authority to audit and enforce privacy rules, among other responsibilities, and the CCPA permits a private right of action for certain violations of law. Other U.S. states have also enacted comprehensive consumer privacy laws, and additional states may follow. These laws pose increasingly complex and rigorous compliance challenges, which may increase our compliance costs and related risk. If we fail to comply with these laws or other similar regulations applicable to our business, we could be subject to reputational harm and significant litigation, monetary damages, regulatory enforcement actions, or fines in one or more jurisdictions. For example, a failure to comply with the UKGDPR could result in fines up to the greater of £17.5 million or 4% of annual global revenues.
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
Vehicle requirements. Federal and state governments and regulators in both our domestic and international markets have increasingly placed restrictions and limitations on the vehicles sold in the market in an effort to combat perceived negative environmental effects. For example, in the U.S., automotive manufacturers are subject to federally mandated corporate average fuel economy standards, which will increase substantially through 2026. Moreover, the

U.S. Environmental Protection Agency (the “EPA”) has proposed new requirements for model year 2027 and later vehicles which are significantly more restrictive than existing requirements which are designed to incent an increased adoption of electric vehicles. Representatives of the U.K. government have proposed a ban on the sale of gasoline engines and gasoline hybrid engines in new cars and new vans that would take effect in 2035 while also providing government incentives on certain electric vehicles to entice consumers to transition from internal combustion vehicles to electric vehicles. The European Parliament recently approved a law requiring most automakers to reduce the emissions of new cars sold by 55% in 2030 and achieve a zero carbon-emission standard by 2035, effectively banning the sale of new gasoline and diesel cars and vans by 2035. Similar legislation in various states across the United States would ban the sale of new vehicles with gasoline-only engines in cars as early as 2035. The California legislation requires 35% of all new vehicles sold to meet a zero emissions standard by 2026 (with certain allowances for hybrid gas/electric vehicles), which percentage requirement increases until 2035, after which 100% of new vehicles sold must comply. Significant increases in fuel economy requirements and new restrictions on emissions on vehicles and fuels could adversely affect prices of and demand for the vehicles that we sell, which could materially adversely affect us.
Commercial trucks are subject to similar regulatory risks related to emissions standards and other regulatory requirements discussed above. The EPA has also recently proposed to revise existing standards to reduce greenhouse gas emissions from heavy-duty vehicles in model year 2027 and set new, more stringent standards for model years 2028 through 2032. PTG sells new and used heavy- and medium-duty commercial trucks, parts and service, and offers collision repair services. PTS, with its broad product offering including full-service truck leasing, contract maintenance, and truck rental, along with logistics services, is one of the largest purchasers of commercial trucks in North America. Should future regulations or consumer sentiment hinder our or PTS' ability to maintain, acquire, sell, or operate trucks, we may be adversely affected.
Tariff and trade risk. Increased tariffs, import product restrictions, and foreign trade risks may impair our ability to sell foreign vehicles profitably. Should tariffs increase, we expect the price of many new vehicles we sell to increase, which may adversely affect our new vehicle sales and related finance and insurance sales. Moreover, new rules in place after the Brexit accord between the European Union and the U.K. require varying levels of content in vehicles to originate in either the U.K. or the European Union to remain tariff free. If automotive manufacturers cannot meet these content rules, there may be import tariffs on any affected vehicles, which could adversely affect our U.K. results.
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
Changes in law. New laws and regulations at the state and federal level may be enacted which could materially adversely impact our business. For example, in December 2023, the U.S. Federal Trade Commission (the "FTC") announced its new Combating Auto Retail Scams ("CARS") Rule, which would change the way vehicles are advertised and sold in the U.S. The rule originally was to take effect in July 2024. However, in light of recent legal challenges, the FTC has delayed the rule's effective date pending resolution of related litigation. Once effective, the rules are expected to change industry-accepted practices with regard to sales and advertising, require a series of oral and written disclosures to consumers in regard to the sale price of vehicles, credit terms, and voluntary protection products, and impose burdensome recordkeeping requirements, all of which may lead to additional transaction times for the sale of vehicles, complicate the transaction process, decrease customer satisfaction, and increase compliance costs and risk, among other effects. These changes, as well as any others that could be adopted, could have a significant and adverse effect on us.
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
Accounting and disclosure rules and regulations. Significant changes to generally accepted accounting principles in the U.S. ("GAAP") could significantly affect our reported financial position, earnings, and cash flows upon adoption and effectiveness. In addition, any changes to lease accounting could affect PTS customers' decisions to purchase or lease trucks, which could adversely affect their business if leasing becomes a less favorable option. See the disclosure provided under “Recent Accounting Pronouncements” in Part II, Item 8, Note 1 of the Notes to our Consolidated Financial Statements for additional detail on accounting standard updates that could have an impact on us. In addition, we are subject to various reporting regimes in the U.S. and internationally. In the U.K., we are subject to the Climate-related Financial Disclosure Regulations which require disclosure of climate risks and opportunities, among other matters. We are also subject to California’s Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act which require disclosure of emissions and other matters. Further, we are subject to the European Sustainability Reporting Standards which also require emissions and other disclosures, as well as any regulations regarding climate and sustainability disclosures eventually adopted by the U.S. Securities and Exchange Commission. We are also subject to regulations in other jurisdictions that we operate in. These multiple sets disclosures standards are not yet clearly defined and require duplicative and sometimes conflicting disclosures. Compliance with these standards will subject us to additional expense and compliance risk which may adversely affect our business.
Related parties. Our two largest stockholders, Penske Corporation and its affiliates (“Penske Corporation”) and Mitsui & Co., Ltd. and its affiliates (“Mitsui”), together beneficially own approximately 71% of our outstanding common stock. The presence of such significant stockholders results in several risks, including:
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
Some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests. Roger Penske, our Chair and Chief Executive Officer and a director, holds the same offices at Penske Corporation. Robert Kurnick, Jr., our President and a director, is also the Vice Chair and a director of Penske Corporation and an Advisory Board member of PTS. Bud Denker, our Executive Vice President, Human Resources, is also the President of Penske Corporation. Each of these officers is paid much of their compensation by Penske Corporation. The compensation they receive from us is based on their efforts on our behalf; however, they are not required to spend any specific amount of time on our matters. The Vice Chair of our Board of Directors, Greg Penske, is the son of our Chair and also serves as a director of Penske Corporation. Michael Eisenson, one of our directors, is also a director of Penske Corporation and an Advisory Board member of PTS. Lisa Davis, one of our directors, is also an Advisory Board member of PTS. Kota Odagiri, one of our directors, is also an employee of Mitsui. Roger Penske also serves as Chairman of Penske Transportation Solutions, for which he is compensated by PTS.
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
We have a significant number of shares of common stock eligible for future sale. Penske Corporation and Mitsui own approximately 71% of our common stock, and each has two demand registration rights that could result in a substantial number of shares being introduced for sale in the market. We also have a significant amount of authorized but unissued shares. Penske Corporation has pledged a substantial portion of its shares of our common stock as collateral to secure a loan facility. A default by Penske Corporation could result in the foreclosure on those shares by the lenders, after which the lenders could attempt to sell those shares on the open market or to a third party. The introduction of any of these shares into the market could have a material adverse effect on our stock price.

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

Cybersecurity. As part of our business model, we receive sensitive information regarding customers, employees, associates, and vendors from various online and offline channels. We collect, process, retain, and in some cases share this information in the normal course of our business. Our internal and third-party systems are under a heightened level of risk from cyber criminals or other individuals with malicious intent to gain unauthorized access to our systems and exploit the information, including sensitive personal information, that we gather. Cyber-attacks and threats to network and data security are becoming increasingly diverse and sophisticated, with attacks increasing in frequency, scope, and potential harm. In addition, some of our software applications are utilized by third parties who provide outsourced administrative functions. Such third parties may have access to confidential information that is critical to our business operations and services. While our information security program includes enhanced controls to monitor third party providers' security programs, these third parties are subject to their own risks of data breaches, cyber-attacks, and other events or actions that could damage, disrupt, or close down their networks or systems, which in turn may adversely impact our business operations. For an overview of certain of our efforts related to cybersecurity risk management, strategy, and governance and our written Information Security Program, see Item 1C. Cybersecurity.

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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Risk Management Processes. We recognize the importance of assessing, identifying, and managing material risks from cybersecurity threats to our business and operations and developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems. As a result, we have integrated the management of cybersecurity threats into our broader risk management efforts, implementing policies and procedures to promote cybersecurity risk management and enhance mitigation efforts against cyber-attacks and similar threats. To help secure our systems that store or transmit electronic information, we have implemented multi-layered preventive controls which use aggregated intelligence to proactively detect, block and evaluate attacks. We also maintain a Chief Information Officer who is charged with implementing and overseeing our comprehensive written Information Security Program. In connection with our Information Security Program, we perform cybersecurity risk assessments at least annually to analyze the materiality of identified risks, the likelihood of such risks materializing, and the scope and intensity of adverse impacts if such risks result in the compromise of our information systems or sensitive information stored by us or on our behalf.
Our Information Security Program includes proactive measures to manage cybersecurity risks and threats, including mandatory annual security awareness training for all personnel with enhanced training for designated information security personnel; enterprise-wide phishing simulations and security assessments; a business continuity and recovery plan in the event of a cybersecurity incident; and the implementation of targeted access controls and various other measures, including multi-factor authentication, with respect to certain systems containing sensitive information. We have also implemented an incident response plan to guide our response to cybersecurity incidents, with a dedicated, cross-functional response team, including senior management from our information technology, information security, finance, risk management, investor relations and legal teams, responsible for overseeing efforts related to detection, containment, threat mitigation and notification, as appropriate. We identify vulnerabilities in our information systems through proactive scanning of system assets for known vulnerabilities. Our outsourced managed security source operates 24/7, identifying threats and vulnerabilities, and our information security team regularly monitors alerts and meets to discuss trends in cybersecurity threats. We proactively manage vulnerabilities from major software publishers through a global patching program. To prevent unauthorized access to our information systems, we have a system of controls in place to manage user access to our information systems. Our employees acknowledge an acceptable use policy and are trained in how to identify information security risks in the workplace.
Third Party Engagement and Oversight. We engage third-party service providers, including consultants and auditors, to monitor and protect critical assets from cyber-attacks and to enhance certain components of our Information Security Program, including to assist us with annual security assessments, penetration and vulnerability testing, email and web filtering, endpoint protection, and consultation on certain cybersecurity enhancements. These partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain current. To oversee and identify cybersecurity threats associated with our use of third-party service providers, we periodically audit and review certain information security practices of critical vendors in possession of sensitive information, including through seeking responses to cybersecurity questionnaires. In the ordinary course of business, we also rely on contractual obligations from certain third-party service providers to meet certain information security standards and to notify and cooperate with us in the event of qualifying cybersecurity incidents.
Board of Directors Oversight. Our business is managed under the direction of our Board of Directors ("the Board"), which guides our long-term strategy and represents the highest level of oversight at the Company. Our Board views the identification and effective management of cybersecurity threats as a critical component of overall risk management and oversight responsibilities. To that end, the Board assures that we maintain robust corporate governance policies designed to promote our culture of uncompromised integrity that have been implemented in a manner that facilitates active oversight and engagement regarding various cybersecurity matters. Consistent with these policies, the Board receives updates regarding cybersecurity threats in connection with its regularly scheduled meetings, as appropriate, and as part of its ongoing strategy and risk management sessions, engages in discussions regarding cybersecurity threats to our operations. In addition to this direct oversight, the Board has delegated oversight responsibilities with respect to cybersecurity risks to the Audit Committee of the Board. In addition to its oversight of the quality and integrity of the Company’s financial statements and internal audit functions, the Audit Committee is also responsible for reviewing the Company’s key risk areas, including cybersecurity risks.
Management's Role in Managing Risk. As noted above, we have a designated Chief Information Officer who is charged with implementing and overseeing our comprehensive written Information Security Program. With over 25 years of experience in the field of information technology and cybersecurity, our Chief Information Officer brings a wealth of expertise to his role and maintains both Certified Information Systems Security Professional (CISSP) and Certified Information Systems Auditor (CISA) certifications and additional personnel on our information security team have cybersecurity experience and certifications. Our Chief Information Officer’s background includes extensive experience as an enterprise chief information officer and is well-recognized within our industry. His in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. Our Chief Information Officer reviews with senior management, at least quarterly, the status of our Information Security Program, identified threats to our data security, and cyber incidents relevant to our operations and reviews these matters with our Board and/or Audit Committee at least annually, or more frequently when appropriate. Further, at least quarterly, our senior leadership team, including our Chief Financial Officer, General Counsel, Chief Information Officer, Executive Vice President of Financial Services, and Global Risk Management, prepares a comprehensive summary of certain key risks facing the Company (the “Risk Report”). The Risk Report includes feedback from multiple constituencies within the Company, incorporating and evaluating heightened risk areas identified by senior management, functional area teams within the organization, and management at the regional and local dealership levels. In addition to various enterprise-wide risks identified throughout this management-led process, the Risk Report highlights cybersecurity risks, tasking the Chief Information Officer or his designees with the responsibility to monitor such risks and, as appropriate, implement risk mitigation strategies. The Risk Report also clarifies that both the Board and the Audit Committee retain oversight of such risks. The Risk Report is shared and discussed at least quarterly with the Audit Committee and periodically, with the full Board, with certain specified risks and mitigation efforts reported to the Board or designated standing committees on a more frequent basis, as appropriate.
We and others across our industry face a number of cybersecurity risks in connection with our business and operations. Although such risks have not materially affected our business strategy, results of operations, or financial condition to date, we have, from time to time, experienced threats to, and incidents in connection with, our information systems. Any security breach or event resulting in the unauthorized disclosure of our information or the information of our customers or the degradation of services provided by our critical business systems, whether by us directly or our third-party service providers, could adversely affect our business operations, sales, reputation with current and potential customers, associates, or vendors as well as other operational and financial impacts derived from investigations, litigation, the imposition of penalties, or other means. For more information about the cybersecurity risks we face, see the risk factors entitled "Information technology," "Cybersecurity" and "Regulatory Issues – Privacy Regulation" in discussed in Item 1A. Risk Factors.
Item 2. Properties
We own our headquarters building in Bloomfield Hills, Michigan and some of our dealership facilities. We lease or sublease many of our other dealership properties and other facilities. These leases are generally for a period of between 5 and 20 years and are typically structured to include renewal options at our election. We lease office space in Leicester, England and other regions for administrative and other corporate-related activities. We believe that our facilities are sufficient for our needs and are in good repair.
Item 3. Legal Proceedings
On December 27, 2023, Plaintiff Jeffrey Edelman (“Plaintiff”), a purported stockholder of ours, filed a putative class action and stockholder derivative complaint (the “Complaint”) in the Court of Chancery of the State of Delaware (the “Court”) against all of our directors, a former director, and Penske Corporation (“PC”) (together, the “Defendants”) under the caption Edelman v. Penske, et al., C.A. No. 2023-1291-JTL (the “Action”). The claims in the Complaint related to our securities repurchase programs in 2021, 2022, and 2023. Among other allegations, the Plaintiff claimed that Board members breached their fiduciary duties in approving these securities repurchase programs and that PC and Roger S. Penske as controllers of the Company also breached their fiduciary duties because the repurchase programs allegedly permitted the controllers to attain majority voting control of the Company without paying a control premium. The Defendants believe that the allegations of the Complaint were meritless, deny those allegations, and deny that any violation of applicable law has occurred. However, solely to minimize expenses and distraction and to avoid the uncertainty of any litigation, we entered into the Voting Agreement defined and described in the Company's prior Form 8-K, filed with the SEC on January 24, 2024, and below. On January 24, 2024, the parties entered into a Stipulation and Proposed Order Voluntarily Dismissing The Action As Moot (the “Stipulation and Proposed Order”), pursuant to which the Court would retain jurisdiction regarding any application Plaintiff may make for an award of attorney’s fees. The Court entered the Stipulation and Proposed Order on January 24, 2024, and retained jurisdiction to approve a form of notice concerning attorneys’ fees payable to Plaintiff in connection with the Voting Agreement and the Action. The Company subsequently agreed to pay $995,000 in attorneys’ fees and expenses in full satisfaction of any and all claims by Plaintiff and all of his counsel for fees and expenses in the Action. On February 8, 2024, the Court entered an order closing the Action, subject to the Company filing an affidavit with the Court confirming that this notice has been issued.
In entering the order, the Court was not asked to review, and did not pass judgment on, the payment of the attorneys’ fees and expenses or their reasonableness. Plaintiff’s counsel are Stephen E. Jenkins and Tiffany Geyer Lydon of Ashby & Geddes, P.A., (302) 654-1888, and Gregory Mark Nespole, Daniel Tepper, Correy A. Suk, and Cinar Oney of Levi & Korsinsky, LLP, (212) 363-7500. Counsel to the Company and the individual defendants except for Roger S. Penske are Raymond J. DiCamillo and Blake Rohrbacher of Richards, Layton & Finger, P.A., (302) 651-7700. Counsel to Roger S. Penske and PC is John P. DiTomo of Morris, Nichols, Arsht, & Tunnell LLP, (302) 351-9329.
PC currently beneficially owns 34,181,121 shares of our Voting Common Stock, representing 51% of our outstanding Voting Common Stock. On January 23, 2024, we entered into a voting agreement (the “Voting Agreement”) with PC pursuant to which PC agreed, on each matter brought to a vote at any annual or special meeting of our stockholders and in connection with any action proposed to be taken by consent of our stockholders in lieu of a meeting, to vote all shares of Voting Common Stock, or other voting or equity securities of ours which could be issued (together with the Voting Common Stock, the “Voting Securities”) beneficially owned by PC, that, together with the Voting Securities held by Roger S. Penske, our Chair and Chief Executive Officer, and any entity that Roger S. Penske controls, exceed 43.57% of the outstanding Voting Securities (the “Excess Voting Securities”), in the same proportion as all votes cast by stockholders other than PC, Roger S. Penske or any entity that Roger S. Penske controls (except as otherwise required by the existing PM Shareholders Agreement as defined and described below). Any Voting Securities that are not Excess Voting Securities may be voted at the discretion of PC. The Voting Agreement will terminate per its terms at the time that PC ceases to beneficially own 30% or more of the Voting Securities then outstanding. Notwithstanding the foregoing, the Voting Agreement does not impact the provisions of that certain stockholders agreement (the “PM Shareholders Agreement”) by and among PC, Penske Automotive Holdings Corp. (the “Penske companies”) and Mitsui pursuant to which, in connection with any stockholder election of directors of the Company, (i) the Penske companies have agreed to vote their shares for two directors who are representatives of Mitsui as long as Mitsui owns in excess of 20% of our outstanding common stock, and for one director as long as Mitsui owns in excess of 10% of our outstanding common stock, and (ii) Mitsui in turn has agreed to vote its shares for up to fourteen directors voted for by the Penske companies.
In addition to the matters discussed above, from time to time we are a party to litigation and other legal proceedings, including class action claims and purported class action claims, in the ordinary course of business. Such claims may be brought by governmental authorities, customers, vendors, stockholders, or employees. We are not a party to any legal proceedings, including class action lawsuits, that individually or in the aggregate are reasonably expected to have a material effect on us. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol “PAG.” As of February 13, 2024, there were 225 holders of record of our common stock.
Dividends
We have announced a cash dividend of $0.87 per share payable on March 1, 2024, to stockholders of record as of February 15, 2024. While future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors, which may include our expectations regarding the severity and duration of vehicle production issues, the rate of inflation, including its impact on vehicle affordability, earnings, cash flow, capital requirements, restrictions relating to any then-existing indebtedness, financial condition, alternative uses of capital, and other factors, we currently expect to continue to pay comparable dividends in the future.
Securities Repurchases
As of December 31, 2023, $215.5 million remained outstanding and available for repurchases under our securities repurchase program approved by our Board of Directors. This authority has no expiration. For further information with respect to repurchases of our shares by us, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — "Securities Repurchases" and Part II, Item 8, Note 14 of the Notes to our Consolidated Financial Statements.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
October 1 to October 31, 2023	—		$—	—	$233.1
November 1 to November 30, 2023	—		$—	—	$233.1
December 1 to December 31, 2023	117,875	(1)	$149.31	117,514	$215.5
	117,875			117,514

(1) Includes 361 shares acquired from employees in connection with a net share settlement feature of employee equity awards
SHARE INVESTMENT PERFORMANCE
The following graph compares the cumulative total stockholder returns on our common stock based on an investment of $100 on December 31, 2018, and the close of the market on December 31 of each year thereafter against (i) the Standard & Poor's 500 Index and (ii) an industry/peer group consisting of Asbury Automotive Group, Inc., AutoNation, Inc., Group 1 Automotive, Inc., Lithia Motors, Inc., and Sonic Automotive, Inc (the "Peer Group"). The graph assumes the reinvestment of all dividends.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Penske Automotive Group, Inc., the S&P 500 Index, and a Peer Group

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/18
12/19
12/20
12/21
12/22
12/23
Penske Automotive Group, Inc.
S&P 500
Peer Group

________________________
*    $100 invested on 12/31/18 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	Cumulative Total Return
	12/18	12/19	12/20	12/21	12/22	12/23
Penske Automotive Group, Inc.	100.00	128.95	154.82	285.43	311.76	443.63
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
Peer Group	100.00	168.51	257.59	338.09	293.84	427.05

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
Overview
We are a diversified international transportation services company and one of the world's premier automotive and commercial truck retailers. We operate dealerships in the United States, the United Kingdom, Canada, Germany, Italy, and Japan, and we are one of the largest retailers of commercial trucks in North America for Freightliner. We also distribute and retail commercial vehicles, diesel and gas engines, power systems, and related parts and services principally in Australia and New Zealand. We employ approximately 28,000 people worldwide. Additionally, we own 28.9% of Penske Transportation Solutions, a business that employs over 44,000 people worldwide, manages one of the largest, most comprehensive and modern trucking fleets in North America with over 439,000 trucks, tractors, and trailers under lease, rental, and/or maintenance contracts, and provides innovative transportation, supply chain, and technology solutions to its customers.
Business Overview
In 2023, our business generated $29.5 billion in total revenue, which is comprised of approximately $25.2 billion from retail automotive dealerships, $3.7 billion from retail commercial truck dealerships, and $634.0 million from commercial vehicle distribution and other operations. We generated $4.9 billion in gross profit, which is comprised of $4.2 billion from retail automotive dealerships, $592.4 million from retail commercial truck dealerships, and $165.2 million from commercial vehicle distribution and other operations.
Retail Automotive. We are one of the largest global automotive retailers as measured by the $25.2 billion in total retail automotive dealership revenue we generated in 2023. We are diversified geographically with 56% of our total retail automotive dealership revenues in 2023 generated in the U.S. and Puerto Rico and 44% generated outside of the U.S. We offer over 35 vehicle brands with 71% of our retail automotive franchised dealership revenue in 2023 generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz, and Porsche. As of December 31, 2023, we operated 336 retail automotive franchised dealerships, of which 147 are located in the U.S. and 189 are located outside of the U.S. The franchised dealerships outside of the U.S. are located primarily in the U.K. As of December 31, 2023, we also operated 19 used vehicle dealerships, with seven dealerships in the U.S. and 12 dealerships in the U.K., which retailed used vehicles under a one price, "no-haggle" methodology under the CarShop brand. We retailed and wholesaled, including agency units, more than 587,000 vehicles in 2023.

Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services, the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts, replacement and aftermarket automotive products, and at certain of our locations, collision repair services. We operate our franchised dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry. Beginning in 2023, we transitioned our Mercedes-Benz U.K. dealerships to an agency model under which these dealerships, and a limited number of our other dealerships in Europe, receive a fee for facilitating the sale by the manufacturer of a new vehicle but do not hold the vehicle in inventory. Vehicles sold under this agency model are counted as new agency units sold instead of new retail units sold by us, and only the fee we receive from the manufacturer, not the price of the vehicle, is reported as new revenue (as opposed to previously recording all of the vehicle sale price as new revenue) with no corresponding cost of sale. We continue to provide new vehicle customer service under the agency model, and the Mercedes-Benz U.K. agency model at this time has not changed our used vehicle sales operations or service and parts operations, although the long-term impact of the agency model at these dealerships as well as other agency models proposed by our manufacturer partners is uncertain. See Part I, Item 1A. Risk Factors for a discussion of agency.

During 2023, we acquired two retail automotive franchises in the U.S and two retail automotive franchises in Italy. We also closed seven locations in the U.S., consisting of six retail automotive franchises and one CarShop location, and we closed five locations in the U.K., consisting of four retail automotive franchises and one CarShop location. Retail automotive dealerships represented 85.4% of our total revenues and 84.6% of our total gross profit in 2023. In January 2024, we acquired Rybrook Group Limited, consisting of 16 retail automotive franchises in the U.K., including four BMW franchises, four MINI franchises, four Volvo franchises, two Land Rover franchises, one Jaguar franchise, and one Porsche franchise. Three of the BMW locations also retail BMW Motorrad motorcycles. In January 2024, we also closed one CarShop location in the U.S. and acquired one Ford dealership and one Chrysler, Dodge, Jeep, Ram dealership in the U.S.
Retail Commercial Truck Dealership. We operate Premier Truck Group ("PTG"), a heavy- and medium-duty truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations across nine U.S. states and the Canadian provinces of Ontario and Manitoba. During 2023, we acquired three full-service dealerships and two service and parts centers in Canada. As of December 31, 2023, PTG operated 44 locations selling new and/or used trucks, performing service and parts operations, or offering collision repair services. We retailed and wholesaled 21,846 new and used trucks in 2023. This business represented 12.5% of our total revenues and 12.0% of our total gross profit in 2023. In January 2024, we closed one service and parts location in Canada.
Penske Australia. Penske Australia is the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy- and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand, and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU (a Rolls-Royce solution), Detroit Diesel, Allison Transmission, and Bergen Engines. Penske Australia offers products across the on- and off-highway markets, including in the trucking, mining, power generation, defense, marine, rail, and construction sectors and supports full parts and aftersales service through a network of branches, field service locations, and dealers across the region. These businesses represented 2.1% of our total revenues and 3.4% of our total gross profit in 2023.
Penske Transportation Solutions. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. ("PTL"). PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. ("Mitsui"). We account for our investment in PTL under the equity method, and we therefore record our share of PTL's earnings on our statements of income under the caption "Equity in earnings of affiliates," which also includes the results of our other equity method investments. Penske Transportation Solutions ("PTS") is the universal brand name for PTL's various business lines through which it is capable of meeting customers' needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental, and contract maintenance along with logistics services, such as dedicated contract carriage, distribution center management, freight management, and dry van truckload carrier services. We recorded $289.5 million in equity earnings from this investment in 2023.
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
Our gross profit tends to vary with the mix of revenues we derive from the sale of new vehicles, used vehicles, finance and insurance products, and service and parts transactions. Our gross profit varies across product lines with vehicle sales usually resulting in lower gross profit margins and our other revenues resulting in higher gross profit margins. Factors such as inventory and vehicle availability, customer demand, consumer confidence, unemployment, general economic conditions, seasonality, weather, credit availability, fuel prices, and manufacturers' advertising and incentives also impact the mix of our revenues and therefore, influence our gross profit margin. The results of our commercial vehicle distribution and other business in Australia and New Zealand are principally driven by the number and types of products and vehicles ordered by our customers. Aggregate revenue and gross profit increased $1,712.6 million, or 6.2%, and $95.0 million, or 2.0%, respectively, during 2023 compared to 2022.
As exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to weaken against the U.S. Dollar, our U.K. results of operations would translate into less U.S. Dollar reported results. Foreign currency average rate fluctuations decreased revenue and gross profit by $3.9 million and $6.2 million, respectively, in 2023. Foreign currency average rate fluctuations decreased earnings per share from continuing operations by approximately $0.11 per share in 2023. Excluding the impact of foreign currency average rate fluctuations, aggregate revenue and gross profit increased 6.2% and 2.1%, respectively, in 2023.
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
The future success of our business is dependent upon, among other things, macro-economic, geo-political, and industry conditions and events, including their impact on new and used vehicle sales, the availability of consumer credit, changes in consumer demand, consumer confidence levels, fuel prices, demand for trucks to move freight with respect to PTS and PTG, personal discretionary spending levels, interest rates, and unemployment rates; our ability to obtain vehicles and parts from our manufacturers, especially in light of supply chain disruptions due to natural disasters, the shortage of vehicle components, the war in Ukraine, challenges in sourcing labor or labor strikes or work stoppages, or other disruptions; changes in the retail model either from direct sales by manufacturers, a transition to an agency model of sales, sales by online competitors, or from the expansion of electric vehicles; the effects of a pandemic on the global economy, including our ability to react effectively to changing business conditions in light of any pandemic; the rate of inflation, including its impact on vehicle affordability; changes in interest rates and foreign currency exchange rates; our ability to consummate, integrate, and realize returns on acquisitions; with respect to PTS, changes in the financial health of its customers, labor strikes, or work stoppages by its employees, a reduction in PTS' asset utilization rates, continued availability from truck manufacturers and suppliers of vehicles and parts for its fleet, changes in values of used trucks which affects PTS' profitability on truck sales and regulatory risks and related compliance costs; our ability to realize returns on our significant capital investments in new and upgraded dealership facilities; our ability to navigate a rapidly changing automotive and truck landscape; our ability to respond to new or enhanced regulations in both our domestic and international markets relating to dealerships and vehicles sales, including those related to the sales process or emissions standards, as well as changes in consumer sentiment relating to commercial truck sales that may hinder our or PTS' ability to maintain, acquire, sell, or operate trucks; the success of our distribution of commercial vehicles, engines, and power systems; natural disasters; recall initiatives or other disruptions that interrupt the supply of vehicles or parts to us; the outcome of legal and administrative matters, and other factors over which management has limited control. See Part I, Item 1A. Risk Factors above and "Forward-Looking Statements" below.
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

Revenue Recognition
Dealership Vehicle, Parts, and Service Sales. We record revenue for vehicle sales at a point in time when vehicles are delivered, which is when the transfer of title, risks and rewards of ownership, and control are considered passed to the customer. For dealerships operating under a franchise model, the amount of consideration we receive for vehicle sales is stated within the executed contract with our customer and is reduced by any non-cash consideration representing the fair value of trade-in vehicles, if applicable. We record revenue for vehicle service and collision work over time as work is completed and when parts are delivered to our customers. Sales promotions that we offer to customers are accounted for as a reduction of revenues at the time of sale. Rebates and other incentives offered directly to us by manufacturers are recognized as a reduction of cost of sales. Reimbursements of qualified advertising expenses are treated as a reduction of selling, general, and administrative expenses. The amounts received under certain manufacturer rebate and incentive programs are based on the attainment of program objectives, and such earnings are recognized either upon the sale of the vehicle for which the award was received or upon attainment of the particular program goals if not associated with individual vehicles. Taxes collected from customers and remitted to governmental authorities are recorded on a net basis (excluded from revenue). During 2023, 2022, and 2021, we earned $611.8 million, $571.1 million, and $635.7 million, respectively, of rebates, incentives, and reimbursements from manufacturers, of which $593.8 million, $554.6 million, and $620.3 million, respectively, was recorded as a reduction of cost of sales. The remaining $18.0 million, $16.5 million, and $15.4 million was recorded as a reduction of selling, general, and administrative expenses during 2023, 2022, and 2021, respectively.
Dealership Finance and Insurance Sales. Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection, and extended service contracts. These commissions are recorded as revenue at a point in time when the customer enters into the contract. Payment is typically due and collected within 30 days subsequent to the execution of the contract with the customer. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $42.7 million and $38.4 million as of December 31, 2023, and December 31, 2022, respectively.
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
Impairment Testing
Other indefinite-lived intangible assets are assessed for impairment annually on October 1 and upon the occurrence of an indicator of impairment through a comparison of its fair value to its carrying value. These indefinite-lived intangible assets relate to franchise agreements with manufacturers and distributors, which represent the estimated value of franchises acquired in business combinations, and distribution agreements with commercial vehicle manufacturers and other manufacturers, which represent the estimated value for distribution rights acquired in business combinations. An indicator of impairment exists if the carrying value exceeds its estimated fair value, and an impairment loss may be recognized up to that excess. The fair value is determined using an income approach, which includes assumptions about revenue growth, terminal growth rates, and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, and the selection of the weighted average cost of capital. Changes in these assumptions could have a significant effect on the fair value of these intangible assets and the amount of any impairment charge. Each of the significant assumptions to the fair value model are considered level 3 inputs within the fair value hierarchy. We also evaluate in connection with the annual impairment testing whether events and circumstances continue to support our assessment that the other indefinite-lived intangible assets continue to have an indefinite life.
Goodwill impairment is assessed at the reporting unit level annually on October 1 and upon the occurrence of an indicator of impairment. Our operations are organized by management into operating segments by line of business and geography. We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations which includes our investment in PTS and other various investments. We have determined that the dealerships in each of our operating segments within the Retail Automotive reportable segment are components that were aggregated into six reporting units for the purpose of goodwill impairment testing as of October 1, 2023, as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and/or used vehicles, service, parts, and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals), and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The reporting units were Eastern, Central, and Western United States, Used Vehicle Dealerships United States, International, and Used Vehicle Dealerships International. Our Retail Commercial Truck reportable segment has been determined to represent one operating segment and reporting unit. The goodwill included in our Other reportable segment relates primarily to our commercial vehicle distribution operating segment. There is no goodwill recorded in our Non-Automotive Investments reportable segment.
For reporting units within our Retail Automotive, Retail Commercial Truck, and Other reportable segments, we prepared a quantitative assessment of the carrying value of goodwill. We estimated the fair value of our reporting units using an income approach. The income approach measures fair value by discounting expected future cash flows at a weighted average cost of capital. We also validate the fair value for each reporting unit using the income approach by calculating a cash earnings multiple and determining whether the multiple was reasonable compared to recent market transactions completed by the Company or in the industry. As part of that assessment, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization. We believe this reconciliation process is consistent with a market participant perspective. This consideration would also include a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest and other significant assumptions, including revenue growth, terminal growth rates, EBITDA margin, and the weighted average cost of capital.
Based on our assessment as of October 1, 2023, and in conjunction with our fourth quarter annual forecasting process for 2024 which impacts key assumptions used in our goodwill impairment assessment, we determined the carrying value of goodwill related our Used Vehicle Dealerships International reporting unit was greater than the fair value of the reporting unit. As a result, we recorded a non-cash impairment charge of $40.7 million to reduce the carrying value to fair value.
During 2023, we implemented, and are continuing to implement, certain managerial and financial reporting changes further integrating operations within our Retail Automotive reportable segment. This integration involved realigning management roles, consolidating administrative functions, and system conversions, among other measures. As a result of these changes and subsequent to our goodwill impairment assessment as of October 1, 2023, we determined that the dealerships in each of our operating segments within the Retail Automotive reportable segment are components that are aggregated into two reporting units: United States Retail Automotive and International Retail Automotive. As such, we reassigned our U.S. East, U.S. Central, U.S. West, and Used Vehicle Dealerships U.S. reporting units to the United States Retail Automotive reporting unit and our Used Vehicle Dealerships International reporting unit to the International Retail Automotive reporting unit. We reviewed the quantitative and qualitative factors associated with the change in reporting units and determined that the reassigned reporting units had no indicators of impairment at the time of the reporting unit change and reassignment of goodwill. As of December 31, 2023, we have four reporting units: United States Retail Automotive, International Retail Automotive, Retail Commercial Truck, and Commercial Vehicle and Power Systems Distribution.
Investments
We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee's income each period. The net book value of our investments was $1,774.9 million and $1,636.9 million as of December 31, 2023, and 2022, respectively, including $1,725.1 million and $1,590.9 million relating to PTS as of December 31, 2023, and 2022, respectively. We currently hold a 28.9% ownership interest in PTS.

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
Tax Developments
Global Minimum Tax
The Organization for Economic Co-operation and Development (“OECD”), an international association of thirty-eight countries including the United States, has proposed reform of international taxation known as Pillar Two, which imposes a global minimum corporate income tax rate of 15% on multinational companies. In December 2022, the European Union (“EU”) Member States formally adopted a directive that implements the OECD Pillar Two framework, which is expected to be enacted into the national laws of the EU member states. Certain countries in which we operate have enacted legislation to adopt the Pillar Two framework and several other countries are also considering changes to their local tax laws to implement this framework. The Pillar Two legislation is anticipated to be effective for the Company for the calendar year beginning January 1, 2024. When and how this framework is adopted or enacted by the various countries in which we do business could increase tax compliance obligations although we do not anticipate any monetary impact from any Pillar Two legislation as all of the jurisdictions in which PAG operates are expected to have an effective tax rate greater than the minimum threshold of 15%. We will continue to monitor new guidance in this area including proposed and enacted legislative changes as further information becomes available.
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
Beginning in 2023, we transitioned our Mercedes-Benz U.K. dealerships to an agency model under which these dealerships, and a limited number of our other dealerships in Europe, receive a fee for facilitating the sale by the manufacturer of a new vehicle but do not hold the vehicle in inventory. Vehicles sold under this agency model are counted as new agency units sold instead of new retail units sold by us, and only the fee we receive from the manufacturer, not the price of the vehicle, is reported as new revenue (as opposed to previously recording all of the vehicle sale price as new revenue) with no corresponding cost of sale. We continue to provide new vehicle customer service under the agency model, and the Mercedes-Benz U.K. agency model at this time has not changed our used vehicle sales operations or service and parts operations, although the long-term impact of the agency model at these dealerships as well as other agency models proposed by our manufacturer partners is uncertain. As a result of the foregoing, we have presented below units sold under this agency model as "Agency units" beginning in 2023. Moreover, our retail automotive revenue per unit retailed and related gross profit per unit retailed for new vehicles excludes agency unit sales and associated revenue.
As discussed above, the results for 2023 include a goodwill impairment charge of $40.7 million (before and after tax), or $0.60 per share, relating to our Used Vehicle Dealerships International reporting unit.
For the discussion and analysis comparing the results of operations for 2021 to 2022, we refer you to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2022 Form 10-K filed on February 21, 2023.

Retail Automotive Dealership New Vehicle Data
(In millions, except unit and per unit amounts)

			2023 vs. 2022				2022 vs. 2021
New Vehicle Data	2023	2022	Change	% Change	2022	2021	Change	% Change
New retail unit sales (excluding agency)	197,070	185,831	11,239	6.0%	185,831	195,384	(9,553)	(4.9)%
Same-store new retail unit sales (excluding agency)	191,039	179,703	11,336	6.3%	173,936	192,711	(18,775)	(9.7)%
New agency unit sales	32,672	—	32,672	nm	—	—	—	nm
Same-store new agency unit sales	27,563	—	27,563	nm	—	—	—	nm
New sales revenue	$11,273.3	$10,050.5	$1,222.8	12.2%	$10,050.5	$9,843.2	$207.3	2.1%
Same-store new sales revenue	$10,946.9	$9,765.9	$1,181.0	12.1%	$9,399.0	$9,678.2	$(279.2)	(2.9)%
New retail sales revenue per unit (excluding agency)	$56,857	$54,084	$2,773	5.1%	$54,084	$50,379	$3,705	7.4%
Same-store new retail sales revenue per unit (excluding agency)	$57,013	$54,345	$2,668	4.9%	$54,037	$50,221	$3,816	7.6%
Gross profit — new	$1,238.5	$1,246.1	$(7.6)	(0.6)%	$1,246.1	$1,045.5	$200.6	19.2%
Same-store gross profit — new	$1,200.1	$1,219.4	$(19.3)	(1.6)%	$1,164.2	$1,023.2	$141.0	13.8%
Average gross profit per new vehicle (excluding agency)	$5,967	$6,705	$(738)	(11.0)%	$6,705	$5,351	$1,354	25.3%
Same-store average gross profit per new vehicle (excluding agency)	$6,024	$6,786	$(762)	(11.2)%	$6,693	$5,309	$1,384	26.1%
Gross margin % — new	11.0%	12.4%	(1.4)%	(11.3)%	12.4%	10.6%	1.8%	17.0%
Same-store gross margin % — new	11.0%	12.5%	(1.5)%	(12.0)%	12.4%	10.6%	1.8%	17.0%
nm – not meaningful
Retail Units (Excluding Agency Sales)
Retail unit sales of new vehicles increased from 2022 to 2023 due to an 11,336 unit, or 6.3%, increase in same-store new retail unit sales, partially offset by the transition to the agency model for certain brands in Europe which are not included as retail unit sales beginning in 2023. Same-store retail units increased 7.9% in the U.S. and increased 3.4% internationally. Overall, new retail unit sales increased 8.1% in the U.S. and increased 2.3% internationally. We believe the increase in same-store retail unit sales is primarily due to continued consumer demand for new vehicles and increasing new vehicle availability, coupled with the pent-up demand resulting from lower vehicle availability in prior years.
Revenues
New vehicle sales revenue increased from 2022 to 2023 due to a $1,181.0 million, or 12.1%, increase in same-store revenues and a $41.8 million increase from net dealership acquisitions, partially offset by the transition to agency for certain brands in Europe causing us to no longer record the vehicle sales price as revenue. Excluding $22.1 million of favorable foreign currency fluctuations, same-store new revenue increased 11.9%. Same-store revenue (excluding agency) increased due to the increase in same-store new retail unit sales, which increased revenue by $646.3 million, coupled with a $2,668 per unit increase in same-store comparative average retail selling price (including a $109 per retail unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $479.4 million. We believe the increase in same-store comparative average retail selling price (excluding agency) is primarily due to inflation, the continued low supply of certain new vehicle brands available for sale, and the mix of products sold.
Gross Profit
Retail gross profit from new vehicle sales decreased from 2022 to 2023 due to a $19.3 million, or 1.6%, decrease in same-store gross profit, partially attributable to the transition to agency for certain brands in Europe, and partially offset by an $11.7 million increase from net dealership acquisitions. Excluding $1.7 million of favorable foreign currency fluctuations, same-store gross profit decreased 1.7%. Same-store gross profit (excluding agency) decreased due to a $762 per unit decrease in same-store comparative average gross profit (despite a $4 per retail unit increase attributable to favorable foreign currency fluctuations), which decreased gross profit by $136.9 million, partially offset by the increase in same-store new retail sales, which increased retail gross profit by $68.3 million. We believe the decrease in same-store comparative average retail gross profit per unit (excluding agency) is primarily due to an improved supply of many of the new vehicles we sell and the mix of sales as compared to the prior year period. We believe the resulting compression on gross margin is due to higher gross profit realized in the prior year as vehicle supply was constrained, coupled with higher financing costs and inflation.
Retail Automotive Dealership Used Vehicle Data
(In millions, except unit and per unit amounts)

			2023 vs. 2022				2022 vs. 2021
Used Vehicle Data	2023	2022	Change	% Change	2022	2021	Change	% Change
Used retail unit sales	256,721	261,739	(5,018)	(1.9)%	261,739	264,520	(2,781)	(1.1)%
Same-store used retail unit sales	245,107	252,458	(7,351)	(2.9)%	247,041	259,489	(12,448)	(4.8)%
Used retail sales revenue	$8,919.5	$9,011.6	$(92.1)	(1.0)%	$9,011.6	$8,549.0	$462.6	5.4%
Same-store used retail sales revenue	$8,529.1	$8,742.2	$(213.1)	(2.4)%	$8,527.8	$8,380.4	$147.4	1.8%
Used retail sales revenue per unit	$34,744	$34,430	$314	0.9%	$34,430	$32,319	$2,111	6.5%
Same-store used retail sales revenue per unit	$34,797	$34,628	$169	0.5%	$34,520	$32,296	$2,224	6.9%
Gross profit — used	$432.4	$543.1	$(110.7)	(20.4)%	$543.1	$666.6	$(123.5)	(18.5)%
Same-store gross profit — used	$417.5	$531.8	$(114.3)	(21.5)%	$515.5	$652.4	$(136.9)	(21.0)%
Average gross profit per used vehicle retailed	$1,685	$2,075	$(390)	(18.8)%	$2,075	$2,520	$(445)	(17.7)%
Same-store average gross profit per used vehicle retailed	$1,703	$2,106	$(403)	(19.1)%	$2,087	$2,514	$(427)	(17.0)%
Gross margin % — used	4.8%	6.0%	(1.2)%	(20.0)%	6.0%	7.8%	(1.8)%	(23.1)%
Same-store gross margin % — used	4.9%	6.1%	(1.2)%	(19.7)%	6.0%	7.8%	(1.8)%	(23.1)%
Units
Retail unit sales of used vehicles decreased from 2022 to 2023 due to a 7,351 unit, or 2.9%, decrease in same-store used retail unit sales, partially offset by a 2,333 unit increase from net dealership acquisitions. Our same-store units decreased 7.3% in the U.S. and increased 1.0% internationally. Overall, our used units decreased 7.6% in the U.S. and increased 3.0% internationally. We believe the decrease in same-store unit sales is primarily being impacted by a lower supply of 1-4 year old used vehicles due to the fewer number of new vehicles sold in recent years, lower lease returns in the U.S., higher interest rates and inflation impacting the affordability of used vehicles.
Revenues
Used vehicle retail sales revenue decreased from 2022 to 2023 due to a $213.1 million, or 2.4%, decrease in same-store revenues, partially offset by a $121.0 million increase from net dealership acquisitions. Excluding $10.7 million of favorable foreign currency fluctuations, same-store used retail revenue decreased 2.6%. The decrease in same-store revenue is due to the decrease in same-store used retail unit sales, which decreased revenue by $254.5 million, partially offset by a $169 per unit increase in same-store comparative average selling price (including a $44 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $41.4 million. We believe the increase in same-store comparative average selling price is primarily due to the increased cost to acquire used vehicles for retail sales as compared to the prior year period and the mix of sales as compared to the prior year period.

Gross Profit
Retail gross profit from used vehicle sales decreased from 2022 to 2023 due to a $114.3 million, or 21.5%, decrease in same-store gross profit, partially offset by a $3.6 million increase from net dealership acquisitions. The decrease in same-store gross profit is due to a $403 per unit decrease in same-store comparative average gross profit (including a $6 per unit decrease attributable to unfavorable foreign currency fluctuations), which decreased gross profit by $98.8 million, coupled with the decrease in same-store used retail unit sales, which decreased gross profit by $15.5 million. We believe the decrease in same-store comparative average gross profit per unit is primarily due to the increased cost to acquire used vehicles, coupled with consumer affordability challenges from higher prices and higher financing costs. Higher vehicle prices are attributable to a lower supply of late model 0-4 year old vehicles as lower new unit sales and lower leasing rates in prior periods impacted the availability of inventory.
Retail Automotive Dealership Finance and Insurance Data
(In millions, except unit and per unit amounts)

			2023 vs. 2022				2022 vs. 2021
Finance and Insurance Data	2023	2022	Change	% Change	2022	2021	Change	% Change
Total retail unit sales	453,791	447,570	6,221	1.4%	447,570	459,904	(12,334)	(2.7)%
Total same-store retail unit sales	436,146	432,161	3,985	0.9%	420,977	452,200	(31,223)	(6.9)%
Total agency unit sales	32,672	—	32,672	nm	—	—	—	nm
Total same-store agency unit sales	27,563	—	27,563	nm	—	—	—	nm
Finance and insurance revenue	$838.6	$848.1	$(9.5)	(1.1)%	$848.1	$780.5	$67.6	8.7%
Same-store finance and insurance revenue	$812.0	$828.7	$(16.7)	(2.0)%	$811.0	$770.1	$40.9	5.3%
Finance and insurance revenue per unit (excluding agency)	$1,825	$1,895	$(70)	(3.7)%	$1,895	$1,697	$198	11.7%
Same-store finance and insurance revenue per unit (excluding agency)	$1,861	$1,918	$(57)	(3.0)%	$1,926	$1,703	$223	13.1%
nm – not meaningful
Finance and insurance revenue decreased from 2022 to 2023 due to a $16.7 million, or 2.0%, decrease in same-store revenue, partially offset by a $7.2 million increase from net dealership acquisitions. Excluding $1.1 million of favorable foreign currency fluctuations, same-store finance and insurance revenue decreased 2.2%. Same-store revenue (excluding agency) decreased due to a $57 per unit decrease in same-store comparative average finance and insurance retail revenue (despite a $3 per retail unit increase attributable to favorable foreign currency fluctuations), which decreased revenue by $24.6 million, partially offset by the increase in combined same-store new and used retail unit sales, which increased revenue by $7.4 million. Same-store finance and insurance revenue per unit (excluding agency) decreased 4.6% in the U.S. and increased 0.3% in the U.K. We believe the aggregate decrease in same-store finance and insurance revenue per unit (excluding agency) is primarily due to rising interest rates impacting overall customer affordability, coupled with an increase in lease penetration which limits our finance and insurance product sale opportunities.

Retail Automotive Dealership Service and Parts Data
(In millions)

			2023 vs. 2022				2022 vs. 2021
Service and Parts Data	2023	2022	Change	% Change	2022	2021	Change	% Change
Service and parts revenue	$2,734.3	$2,426.7	$307.6	12.7%	$2,426.7	$2,165.6	$261.1	12.1%
Same-store service and parts revenue	$2,571.1	$2,350.9	$220.2	9.4%	$2,272.7	$2,130.3	$142.4	6.7%
Gross profit — service and parts	$1,605.7	$1,439.4	$166.3	11.6%	$1,439.4	$1,307.3	$132.1	10.1%
Same-store service and parts gross profit	$1,522.5	$1,398.7	$123.8	8.9%	$1,355.9	$1,285.6	$70.3	5.5%
Gross margin % — service and parts	58.7%	59.3%	(0.6)%	(1.0)%	59.3%	60.4%	(1.1)%	(1.8)%
Same-store service and parts gross margin %	59.2%	59.5%	(0.3)%	(0.5)%	59.7%	60.3%	(0.6)%	(1.0)%
Revenues
Service and parts revenue increased from 2022 to 2023, with an increase of 8.2% in the U.S. and an increase of 21.5% internationally. The increase in service and parts revenue is due to a $220.2 million, or 9.4%, increase in same-store revenues, coupled with an $87.4 million increase from net dealership acquisitions. Excluding $4.9 million of favorable foreign currency fluctuations, same-store revenue increased 9.2%. The increase in same-store revenue is due to a $155.5 million, or 9.0%, increase in customer pay revenue, a $41.0 million, or 8.6%, increase in warranty revenue, and a $23.7 million, or 15.4%, increase in vehicle preparation and body shop revenue. We believe the increase in same-store revenue is primarily due to vehicles remaining on the road longer due to affordability considerations, as well as increases in effective labor rates, the retail cost of parts due to inflation, and recalls.
Gross Profit
Service and parts gross profit increased from 2022 to 2023 due to a $123.8 million, or 8.9%, increase in same-store gross profit, coupled with a $42.5 million increase from net dealership acquisitions. Excluding $2.6 million of favorable foreign currency fluctuations, same-store gross profit increased 8.7%. The increase in same-store gross profit is primarily driven by the increase in same-store revenues, which increased gross profit by $130.4 million, partially offset by a 0.3% decrease in same-store gross margin, which decreased gross profit by $6.6 million. The increase in same-store gross profit is due to a $75.2 million, or 9.1%, increase in customer pay gross profit, a $30.2 million, or 9.8%, increase in vehicle preparation and body shop gross profit, and an $18.4 million, or 7.0%, increase in warranty gross profit.

Retail Commercial Truck Dealership Data
(In millions, except unit and per unit amounts)

			2023 vs. 2022				2022 vs. 2021
New Commercial Truck Data	2023	2022	Change	% Change	2022	2021	Change	% Change
New retail unit sales	18,242	17,932	310	1.7%	17,932	13,000	4,932	37.9%
Same-store new retail unit sales	16,988	17,220	(232)	(1.3)%	14,078	10,983	3,095	28.2%
New retail sales revenue	$2,480.2	$2,308.7	$171.5	7.4%	$2,308.7	$1,540.1	$768.6	49.9%
Same-store new retail sales revenue	$2,312.8	$2,227.7	$85.1	3.8%	$1,813.6	$1,322.3	$491.3	37.2%
New retail sales revenue per unit	$135,959	$128,750	$7,209	5.6%	$128,750	$118,467	$10,283	8.7%
Same-store new retail sales revenue per unit	$136,144	$129,364	$6,780	5.2%	$128,828	$120,399	$8,429	7.0%
Gross profit — new	$148.2	$126.4	$21.8	17.2%	$126.4	$80.2	$46.2	57.6%
Same-store gross profit — new	$133.8	$120.9	$12.9	10.7%	$101.7	$72.8	$28.9	39.7%
Average gross profit per new truck retailed	$8,126	$7,048	$1,078	15.3%	$7,048	$6,166	$882	14.3%
Same-store average gross profit per new truck retailed	$7,877	$7,018	$859	12.2%	$7,225	$6,628	$597	9.0%
Gross margin % — new	6.0%	5.5%	0.5%	9.1%	5.5%	5.2%	0.3%	5.8%
Same-store gross margin % — new	5.8%	5.4%	0.4%	7.4%	5.6%	5.5%	0.1%	1.8%
Units
Retail unit sales of new trucks increased from 2022 to 2023 due to a 542 unit increase from net dealership acquisitions, partially offset by a 232 unit, or 1.3%, decrease in same-store new retail unit sales. We believe the decrease in same-store unit sales is primarily due to the unusually high number of deliveries in the prior year from production timing and delivery delays in 2021 caused by manufacturer supply chain challenges, partially offset by replacement demand for medium- and heavy-duty trucks.
Revenues
New commercial truck retail sales revenue increased from 2022 to 2023 due to an $86.4 million increase from net dealership acquisitions, coupled with an $85.1 million, or 3.8%, increase in same-store revenues. The increase in same-store revenue is due to a $6,780 per unit increase in same-store comparative average selling price, which increased revenue by $115.2 million, partially offset by the decrease in same-store new retail unit sales, which decreased revenue by $30.1 million. We believe the increase in same-store comparative average selling price is primarily due to higher prices driven by replacement demand, surcharges initiated by the manufacturer, and the mix of units sold.

Gross Profit
New commercial truck retail gross profit increased from 2022 to 2023 due to a $12.9 million, or 10.7%, increase in same-store gross profit, coupled with an $8.9 million increase from net dealership acquisitions. The increase in same-store gross profit is due to an $859 per unit increase in same-store comparative average gross profit, which increased gross profit by $14.6 million, partially offset by the decrease in same-store new retail unit sales, which decreased gross profit by $1.7 million. We believe the increase in same-store comparative average gross profit per unit is primarily due to sales mix of retail units and higher selling prices.

			2023 vs. 2022				2022 vs. 2021
Used Commercial Truck Data	2023	2022	Change	% Change	2022	2021	Change	% Change
Used retail unit sales	3,138	2,669	469	17.6%	2,669	3,431	(762)	(22.2)%
Same-store used retail unit sales	3,046	2,630	416	15.8%	2,115	3,191	(1,076)	(33.7)%
Used retail sales revenue	$229.9	$301.3	$(71.4)	(23.7)%	$301.3	$270.6	$30.7	11.3%
Same-store used retail sales revenue	$224.2	$298.3	$(74.1)	(24.8)%	$239.1	$251.3	$(12.2)	(4.9)%
Used retail sales revenue per unit	$73,263	$112,900	$(39,637)	(35.1)%	$112,900	$78,874	$34,026	43.1%
Same-store used retail sales revenue per unit	$73,593	$113,416	$(39,823)	(35.1)%	$113,072	$78,766	$34,306	43.6%
Gross profit — used	$19.6	$22.0	$(2.4)	(10.9)%	$22.0	$48.1	$(26.1)	(54.3)%
Same-store gross profit — used	$19.5	$21.6	$(2.1)	(9.7)%	$17.1	$44.3	$(27.2)	(61.4)%
Average gross profit per used truck retailed	$6,251	$8,247	$(1,996)	(24.2)%	$8,247	$14,015	$(5,768)	(41.2)%
Same-store average gross profit per used truck retailed	$6,395	$8,207	$(1,812)	(22.1)%	$8,064	$13,872	$(5,808)	(41.9)%
Gross margin % — used	8.5%	7.3%	1.2%	16.4%	7.3%	17.8%	(10.5)%	(59.0)%
Same-store gross margin % — used	8.7%	7.2%	1.5%	20.8%	7.2%	17.6%	(10.4)%	(59.1)%
Units
Retail unit sales of used trucks increased from 2022 to 2023 due to a 416 unit, or 15.8%, increase in same-store retail unit sales, coupled with a 53 unit increase from net dealership acquisitions. We believe the increase in same-store unit sales is primarily due to the increase in availability and affordability of used trucks as a result of lower freight rates when compared with the prior year period.
Revenues
Used commercial truck retail sales revenue decreased from 2022 to 2023 due to a $74.1 million, or 24.8%, decrease in same-store revenues, partially offset by a $2.7 million increase from net dealership acquisitions. The decrease in same-store revenue is due to a $39,823 per unit decrease in same-store comparative average selling price, which decreased revenue by $104.7 million, partially offset by the increase in same-store used retail unit sales, which increased revenue by $30.6 million. We believe the decrease in same-store comparative average selling price is primarily due to the declining value of used trucks, including as a result of depressed freight spot rates when compared to the prior year period, as well as the increased supply of new truck inventory for sale.

Gross Profit
Used commercial truck retail gross profit decreased from 2022 to 2023 primarily due to a $2.1 million, or 9.7%, decrease in same-store gross profit. The decrease in same-store gross profit is due to a $1,812 per unit decrease in same-store comparative average gross profit, which decreased gross profit by $4.8 million, partially offset by the increase in same-store used retail unit sales, which increased gross profit by $2.7 million. We believe the decrease in same-store comparative average gross profit per unit is primarily due to the decreased value of used trucks over prior year, as a result of depressed freight spot rates when compared to the prior year period, as well as the increased supply of new truck inventory for sale.

			2023 vs. 2022				2022 vs. 2021
Service and Parts Data	2023	2022	Change	% Change	2022	2021	Change	% Change
Service and parts revenue	$907.3	$852.2	$55.1	6.5%	$852.2	$609.0	$243.2	39.9%
Same-store service and parts revenue	$829.5	$807.9	$21.6	2.7%	$653.7	$537.6	$116.1	21.6%
Gross profit — service and parts	$383.6	$360.5	$23.1	6.4%	$360.5	$257.0	$103.5	40.3%
Same-store service and parts gross profit	$352.5	$343.3	$9.2	2.7%	$277.8	$228.3	$49.5	21.7%
Gross margin % — service and parts	42.3%	42.3%	—%	—%	42.3%	42.2%	0.1%	0.2%
Same-store service and parts gross margin %	42.5%	42.5%	—%	—%	42.5%	42.5%	—%	—%
Revenues
Service and parts revenue increased from 2022 to 2023 due to a $33.5 million increase from net dealership acquisitions, coupled with a $21.6 million, or 2.7%, increase in same-store revenues. Customer pay work represented approximately 79.8% of PTG's service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The increase in same-store revenue is due to a $13.8 million, or 10.9%, increase in warranty revenue, a $6.7 million, or 1.0%, increase in customer pay revenue, and a $1.1 million, or 3.7%, increase in body shop revenue. We believe the increase in same-store service and parts revenue is being driven by the prolonged replacement cycle of trucks from supply shortages and increased mileage accumulation across existing fleets.
Gross Profit
Service and parts gross profit increased from 2022 to 2023 due to a $13.9 million increase from net dealership acquisitions, coupled with a $9.2 million, or 2.7%, increase in same-store gross profit. The increase in same-store gross profit is due to the increase in same-store revenues, which increased gross profit by $9.2 million. The increase in same-store gross profit is due to a $5.7 million, or 8.0%, increase in warranty gross profit, a $2.2 million, or 0.9%, increase in customer pay gross profit, and a $1.3 million, or 4.6%, increase in body shop gross profit.
Commercial Vehicle Distribution and Other Data
(In millions, except unit amounts)

			2023 vs. 2022				2022 vs. 2021
Penske Australia Data	2023	2022	Change	% Change	2022	2021	Change	% Change
Commercial vehicle units (wholesale and retail)	1,344	1,229	115	9.4%	1,229	1,628	(399)	(24.5)%
Power systems units	1,216	1,430	(214)	(15.0)%	1,430	1,123	307	27.3%
Sales revenue	$634.0	$578.8	$55.2	9.5%	$578.8	$575.7	$3.1	0.5%
Gross profit	$165.2	$157.3	$7.9	5.0%	$157.3	$153.7	$3.6	2.3%
Penske Australia primarily distributes and services commercial vehicles, engines, and power systems. This business generated $634.0 million of revenue during 2023 compared to $578.8 million of revenue during 2022, an increase of 9.5%. This business also generated $165.2 million of gross profit during 2023 compared to $157.3 million of gross profit during 2022, an increase of 5.0%.

Excluding $27.2 million of unfavorable foreign currency fluctuations, revenue increased 14.2% primarily due to an increase in service and parts sales revenue, partially offset by a decrease in unit sales. Excluding $7.4 million of unfavorable foreign currency fluctuations, gross profit increased 9.7% primarily due to an increase in higher margin remanufacturing activity and higher margin service and parts sales.
Selling, General, and Administrative Data
(In millions)

			2023 vs. 2022				2022 vs. 2021
Selling, General, and Administrative Data	2023	2022	Change	% Change	2022	2021	Change	% Change
Personnel expense	$2,035.8	$2,013.3	$22.5	1.1%	$2,013.3	$1,848.9	$164.4	8.9%
Advertising expense	$135.9	$122.0	$13.9	11.4%	$122.0	$119.2	$2.8	2.3%
Rent & related expense	$389.3	$370.7	$18.6	5.0%	$370.7	$342.7	$28.0	8.2%
Other expense	$839.6	$717.7	$121.9	17.0%	$717.7	$652.1	$65.6	10.1%
Total SG&A expenses	$3,400.6	$3,223.7	$176.9	5.5%	$3,223.7	$2,962.9	$260.8	8.8%
Same-store SG&A expenses	$3,231.2	$3,125.2	$106.0	3.4%	$2,988.0	$2,900.4	$87.6	3.0%

Personnel expense as % of gross profit	41.3%	41.6%	(0.3)%	(0.7)%	41.6%	41.6%	—%	—%
Advertising expense as % of gross profit	2.8%	2.5%	0.3%	12.0%	2.5%	2.7%	(0.2)%	(7.4)%
Rent & related expense as % of gross profit	7.9%	7.7%	0.2%	2.6%	7.7%	7.7%	—%	—%
Other expense as % of gross profit	16.9%	14.8%	2.1%	14.2%	14.8%	14.7%	0.1%	0.7%
Total SG&A expenses as % of gross profit	68.9%	66.6%	2.3%	3.5%	66.6%	66.7%	(0.1)%	(0.1)%
Same-store SG&A expenses as % of same-store gross profit	68.4%	66.3%	2.1%	3.2%	66.6%	67.0%	(0.4)%	(0.6)%
Selling, general, and administrative expenses ("SG&A") increased from 2022 to 2023 due to a $106.0 million, or 3.4%, increase in same-store SG&A, coupled with a $70.9 million increase from net acquisitions. Excluding $1.2 million of unfavorable foreign currency fluctuations, same-store SG&A increased 3.4%. We believe the increase in SG&A as a percentage of gross profit is primarily due to increases in customer service vehicle loaner expenses, advertising, rent, information technology expenses, and utility costs.
SG&A expenses as a percentage of total revenue were 11.5% in 2023 and 11.6% each year in 2022 and 2021 and as a percentage of gross profit were 68.9%, 66.6%, and 66.7%, in 2023, 2022, and 2021, respectively.
Depreciation
(In millions)

			2023 vs. 2022				2022 vs. 2021
	2023	2022	Change	% Change	2022	2021	Change	% Change
Depreciation	$141.0	$127.3	$13.7	10.8%	$127.3	$121.5	$5.8	4.8%
Depreciation increased from 2022 to 2023 due to an $11.7 million, or 9.4%, increase in same-store depreciation due to capital expenditures, coupled with a $2.0 million increase from net dealership acquisitions.

Floor Plan Interest Expense
(In millions)

			2023 vs. 2022				2022 vs. 2021
	2023	2022	Change	% Change	2022	2021	Change	% Change
Floor plan interest expense	$133.1	$52.4	$80.7	154.0%	$52.4	$26.2	$26.2	100.0%
Floor plan interest expense increased from 2022 to 2023 due to a $78.0 million, or 152.9%, increase in same-store floor plan interest expense, coupled with a $2.7 million increase from net acquisitions. The overall increase is due to increases in applicable rates, coupled with increases in average amounts outstanding under floor plan arrangements due to increasing levels of inventory.
Other Interest Expense
(In millions)

			2023 vs. 2022				2022 vs. 2021
	2023	2022	Change	% Change	2022	2021	Change	% Change
Other interest expense	$92.6	$70.4	$22.2	31.5%	$70.4	$68.6	$1.8	2.6%
Other interest expense increased from 2022 to 2023 due to increases in applicable rates, coupled with increases in average revolver borrowing amounts outstanding under our credit agreements.
Equity in Earnings of Affiliates
(In millions)

			2023 vs. 2022				2022 vs. 2021
	2023	2022	Change	% Change	2022	2021	Change	% Change
Equity in earnings of affiliates	$293.7	$494.2	$(200.5)	(40.6)%	$494.2	$374.5	$119.7	32.0%
Equity in earnings of affiliates decreased from 2022 to 2023 due to a $200.5 million, or 40.9%, decrease in earnings from our investment in PTS, partially offset by the increase in earnings from our retail automotive joint ventures. We believe the decrease in our PTS equity earnings is primarily due to a decrease in commercial and consumer rental utilization and a $211 million decrease in gains from the sale of vehicles, coupled with an increase of $213 million in interest costs and an increase of $150 million in maintenance costs when compared to the same period last year, representing $61.0 million, $61.6 million, and $43.4 million, respectively, attributable to our 28.9% interest.
Income Taxes
(In millions)

			2023 vs. 2022				2022 vs. 2021
	2023	2022	Change	% Change	2022	2021	Change	% Change
Income taxes	$360.9	$473.0	$(112.1)	(23.7)%	$473.0	$416.3	$56.7	13.6%
Income taxes decreased from 2022 to 2023 primarily due to a $439.7 million decrease in our pre-tax income compared to the prior year. Our effective tax rate was 25.4% during 2023 compared to 25.4% during 2022 primarily due to fluctuations in our geographic pre-tax income mix, partially offset by an increase to the U.K. corporate tax rate.
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
Refer to the disclosures provided in Part II, Item 8, Note 11 of the Notes to our Consolidated Financial Statements for a description of our off-balance sheet arrangements which includes a repurchase commitment related to our floor plan credit agreement with Daimler Truck Financial Services Australia and Mercedes-Benz Financial Services New Zealand.
As of December 31, 2023, we had $96.4 million of cash available to fund our operations and capital commitments. In addition, we had $1.2 billion, £200.0 million ($254.7 million), CAD $42.0 million ($31.7 million), AU $8.0 million ($5.5 million), and $242.3 million available for borrowing under our U.S. credit agreement, U.K. credit agreement, Canada credit agreement, Australia credit agreement, and the revolving mortgage facility through Toyota Motor Credit Corporation in the U.S., respectively.
Securities Repurchases
From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, through a pre-arranged trading plan, pursuant to the terms of an accelerated share repurchase program, or by other means. We have historically implemented pre-arranged trading plans as part of our securities repurchase programs. These plans authorize share repurchases based on parameters outlined in the specific plan during periods when we otherwise would not trade in our securities, such as the period approaching the end of a quarter through our public announcement of earnings. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit agreement, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as general economic and industry conditions, the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions, dividends, the repayment of our existing indebtedness, and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. As of December 31, 2023, $215.5 million remained outstanding and available for repurchases under our securities repurchase program approved by our Board of Directors. This authority has no expiration. Refer to the disclosures provided in Part II, Item 8, Note 14 of the Notes to our Consolidated Financial Statements for a summary of shares repurchased during 2023.

Dividends
We paid the following cash dividends on our common stock in 2022 and 2023:
Per Share Dividends

2022

First Quarter	$0.47
Second Quarter	$0.50
Third Quarter	$0.53
Fourth Quarter	$0.57

2023

First Quarter	$0.61
Second Quarter	$0.66
Third Quarter	$0.72
Fourth Quarter	$0.79
We also announced a cash dividend of $0.87 per share payable on March 1, 2024, to stockholders of record as of February 15, 2024. While future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors, which may include our expectations regarding the severity and duration of vehicle production issues, the rate of inflation, including its impact on vehicle affordability, earnings, cash flow, capital requirements, restrictions relating to any then-existing indebtedness, financial condition, alternative uses of capital, and other factors, we currently expect to continue to pay comparable dividends in the future.
Vehicle Financing
Refer to the disclosures provided in Part II, Item 8, Note 9 of the Notes to our Consolidated Financial Statements for a detailed description of financing for the vehicles we purchase, including discussion of our floor plan and other revolving arrangements.
Long-Term Debt Obligations
As of December 31, 2023, we had the following long-term debt obligations outstanding:

(In millions)	December 31, 2023
U.S. credit agreement — revolving credit line	$—
U.K. credit agreement — revolving credit line	—
3.50% senior subordinated notes due 2025	547.7
3.75% senior subordinated notes due 2029	495.8
Canada credit agreement	81.5
Australia credit agreement	62.7
Mortgage facilities	402.1
Other	39.4
Total long-term debt	$1,629.2
As of December 31, 2023, we were in compliance with all covenants under our credit agreements, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part II, Item 8, Note 10 of the Notes to our Consolidated Financial Statements set forth below for a detailed description of our long-term debt obligations.

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
During 2023, outstanding revolving commitments varied between $0.0 million and $393.0 million under the U.S. credit agreement, between £0.0 million and £48.0 million ($0.0 million and $61.1 million) under the U.K. credit agreement's revolving credit line, between CAD $0.0 million and CAD $115.0 million ($0.0 million and $86.8 million) under the Canada credit agreement, between AU $30.7 million and AU $100.0 million ($20.9 million and $68.2 million) under the Australia credit agreement, and between $10.0 million and $251.8 million under the revolving mortgage facility through Toyota Motor Credit Corporation in the U.S. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.
PTS Dividends
We hold a 28.9% ownership interest in PTS as noted above. Their partnership agreement requires PTS, subject to applicable law and the terms of its credit agreements, to make quarterly distributions to the partners with respect to each fiscal year by no later than 45 days after the end of each of the first three quarters of the year and by April 15 of the following year. PTS' partnership agreement and certain of its debt agreements allow partner distributions only as long as it is not in default under those agreements and the amount it pays does not exceed 50% of its consolidated net income, unless its debt-to-equity ratio is less than 3.0 to 1.0, in which case its distributions may not exceed 80% of its consolidated net income. We receive pro rata cash distributions relating to this investment, typically in April, May, August, and November of each year. During 2023, 2022, and 2021, we received $168.8 million, $356.6 million, and $165.5 million, respectively, of pro rata cash distributions relating to this investment. We currently expect to continue to receive future distributions from PTS quarterly, subject to its financial performance.
Sale/Leaseback Arrangements
We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period.
Operating Leases
We estimate the total rent obligations under our operating leases, including any extension periods that we are reasonably certain to exercise at our discretion and assuming constant consumer price indices, to be $5.3 billion. As of December 31, 2023, we were in compliance with all financial covenants under these leases consisting principally of leases for dealership and other properties, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part II, Item 8, Note 3 and Note 11 of the Notes to our Consolidated Financial Statements for a description of our operating leases.
Discontinued Operations
We had no entities newly classified as held for sale in 2023, 2022, or 2021 that met the criteria to be classified as discontinued operations. As such, results from discontinued operations represent only retail automotive dealerships and our car rental business that were classified as discontinued operations prior to the adoption of ASU No. 2014-08 on January 1, 2015.
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
Condensed income statement information:

	PAG and Guarantor Subsidiaries
	Year Ended December 31, 2023	Year Ended December 31, 2022
Revenues	$16,439.2	$16,093.8
Gross profit	2,948.4	3,003.6
Equity in earnings of affiliates	289.5	490.0
Net income	835.5	1,081.7
Net income attributable to Penske Automotive Group	835.5	1,081.7
Condensed balance sheet information:

	PAG and Guarantor Subsidiaries
	December 31, 2023	December 31, 2022
Current assets (1)	$3,066.2	$2,600.2
Property and equipment, net	1,447.6	1,342.8
Equity method investments	1,727.7	1,593.5
Other noncurrent assets	3,693.2	3,603.3
Current liabilities	2,546.6	2,147.5
Noncurrent liabilities	3,946.7	3,993.9
_______________
(1)Includes $535.1 million and $555.5 million as of December 31, 2023, and 2022, respectively, due from Non-Guarantor subsidiaries.
During the years ended December 31, 2023, and 2022, PAG received $142.9 million and $77.9 million, respectively, from Non-Guarantor subsidiaries.

Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities. The major components of these changes are discussed below.

	Year Ended December 31,
(In millions)	2023	2022	2021
Net cash provided by continuing operating activities	$1,093.6	$1,459.0	$1,292.0
Net cash used in continuing investing activities	(572.3)	(641.7)	(623.1)
Net cash used in continuing financing activities	(531.1)	(798.0)	(615.5)
Net cash provided by discontinued operations	—	—	1.3
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(13.5)	(3.5)
Net change in cash and cash equivalents	$(10.1)	$5.8	$51.2
Cash Flows from Continuing Operating Activities
Cash flows from continuing operating activities include net income, as adjusted for non-cash items and the effects of changes in working capital.
We finance substantially all of the commercial vehicles we purchase for distribution, new vehicles for retail sale (however, see Item 1A. Risk Factors for a discussion of the agency model of distribution), and a portion of our used vehicle inventories for retail sale under floor plan and other revolving arrangements with various lenders, including the captive finance companies associated with automotive manufacturers. We retain the right to select which, if any, financing source to utilize in connection with the procurement of vehicle inventories. Many vehicle manufacturers provide vehicle financing for the dealers representing their brands; however, it is not a requirement that we utilize this financing. Historically, our floor plan finance source has been based on aggregate pricing considerations.
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

	Year Ended December 31,
(In millions)	2023	2022	2021
Net cash provided by continuing operating activities as reported	$1,093.6	$1,459.0	$1,292.0
Floor plan notes payable — non-trade as reported	46.5	82.9	38.9
Net cash provided by continuing operating activities including all floor plan notes payable	$1,140.1	$1,541.9	$1,330.9
Cash Flows from Continuing Investing Activities
Cash flows from continuing investing activities consist primarily of cash used for capital expenditures, proceeds from the sale of dealerships, proceeds from the sale of property and equipment, and net expenditures for acquisitions and other investments. Capital expenditures were $375.3 million, $282.5 million, and $248.9 million during 2023, 2022, and 2021, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our capital expenditures with operating cash flows or borrowings under our credit agreements. We had no proceeds from the sale of dealerships during 2023 compared to

$13.1 million and $4.3 million during 2022 and 2021, respectively. Proceeds from the sale of property and equipment were $30.7 million, $32.3 million, and $54.9 million during 2023, 2022, and 2021, respectively. Cash used in acquisitions and other investments, net of cash acquired, was $214.9 million, $393.4 million, and $431.8 million during 2023, 2022, and 2021, respectively, and included cash used to repay sellers' floor plan liabilities in such business acquisitions of $24.3 million, $51.3 million, and $43.0 million, respectively.
Cash Flows from Continuing Financing Activities
Cash flows from continuing financing activities include net repayments or borrowings of long-term debt, net borrowings of floor plan notes payable non-trade, repurchases of common stock, dividends, and payments for debt issuance costs.
We had net repayments of long-term debt of $4.3 million and $212.2 million during 2023 and 2021, respectively, and net borrowings of long-term debt of $160.1 million during 2022. We had net borrowings of floor plan notes payable non-trade of $46.5 million, $82.9 million, and $38.9 million during 2023, 2022, and 2021, respectively. In 2023, 2022, and 2021, we repurchased 2.6 million, 8.1 million, and 3.1 million shares of common stock under our securities repurchase program for 358.7 million, $869.3 million, and $280.6 million, respectively. In 2023, 2022, and 2021, we acquired 0.17 million, 0.15 million, and 0.15 million shares from employees in connection with a net share settlement feature of employee equity awards for 23.5 million, $17.2 million, and $12.9 million, respectively. We also paid 189.1 million, $154.1 million, and $142.5 million of cash dividends to our stockholders during 2023, 2022, and 2021, respectively. We made payments of $2.1 million, $0.3 million, and $6.3 million for debt issuance costs during 2023, 2022, and 2021, respectively.
Related Party Transactions
Stockholders Agreement
Several of our directors and officers are affiliated with Penske Corporation or related entities. Roger Penske, our Chair of the Board and Chief Executive Officer, is also Chair of the Board and Chief Executive Officer of Penske Corporation and through entities affiliated with Penske Corporation is our largest stockholder owning approximately 51.4% of our outstanding common stock. Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. (collectively, "Mitsui") own approximately 19.9% of our outstanding common stock. Mitsui, Penske Corporation and Penske Automotive Holdings Corp. (together with Penske Corporation, the "Penske companies") are parties to a stockholders agreement which expires March 26, 2030. Pursuant to the stockholders agreement, in connection with any shareholder election of directors, the Penske companies agreed to vote their shares for two directors who are representatives of Mitsui as long as Mitsui owns in excess of 20% of our outstanding common stock, and for one director as long as Mitsui owns in excess of 10% of our outstanding common stock. Mitsui agreed to vote its shares for up to fourteen directors voted for by the Penske companies.
Voting Agreement
Penske Corporation (“PC”) and the Company entered into a voting agreement (the “Voting Agreement”) pursuant to which PC agreed, on each matter brought to a vote at any annual or special meeting of our stockholders and in connection with any action proposed to be taken by consent of our stockholders in lieu of a meeting, to vote all shares of Voting Common Stock, or other voting or equity securities of ours which could be issued (together with the Voting Common Stock, the “Voting Securities”) beneficially owned by PC, that, together with the Voting Securities held by Roger S. Penske, our Chair and Chief Executive Officer, and any entity that Roger S. Penske controls, exceed 43.57% of the outstanding Voting Securities (the “Excess Voting Securities”), in the same proportion as all votes cast by stockholders other than PC, Roger S. Penske or any entity that Roger S. Penske controls (except as otherwise required by the existing PM Shareholders Agreement described below). Any Voting Securities that are not Excess Voting Securities may be voted at the discretion of PC. The Voting Agreement will terminate per its terms at the time that PC ceases to beneficially own 30% or more of the Voting Securities then outstanding. Notwithstanding the foregoing, the Voting Agreement does not impact the provisions of the Stockholders Agreement noted above as currently in effect.
Other Related Party Interests and Transactions
Robert Kurnick, Jr., our President and a director, is also the Vice Chair and a director of Penske Corporation and an Advisory Board member of PTS. Bud Denker, our Executive Vice President, Human Resources, is also the President of Penske Corporation. Greg Penske, the Vice Chair of our Board of Directors, is the son of our Chair and is also a director of Penske Corporation. Michael Eisenson, one of our directors, is also a director of Penske Corporation and an Advisory

Board member of PTS. Lisa Davis, one of our directors, is also an Advisory Board member of PTS. Kota Odagiri, one of our directors, is also an employee of Mitsui & Co.
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
Cyclicality
Unit sales of motor vehicles, particularly new vehicles, have been cyclical historically, fluctuating with general economic cycles. During economic downturns, the automotive and truck retailing industries tend to experience periods of decline and recession similar to those experienced by the general economy. We believe that these industries are influenced by general economic conditions and particularly, by consumer confidence, the level of personal discretionary spending, the rate of inflation, including its impact on vehicle affordability, fuel prices, utility prices, interest rates, and credit availability.
Our business is dependent on a number of factors, including general economic conditions, the availability of vehicle inventory, fuel prices, utility prices, the rate of inflation, including its impact on vehicle affordability, interest rate fluctuations, credit availability, labor availability, environmental and other government regulations and incentives, and customer business cycles. U.S. light vehicle sales have ranged from a low of 10.4 million units in 2009 to a high of 17.5 million units in 2016. Unit sales of new commercial vehicles have historically been subject to substantial cyclical variation based on these general economic conditions. According to data published by ACT Research, in recent years, total U.S. retail sales of new Class 8 commercial vehicles have ranged from a low of approximately 97,000 in 2009 to a high of approximately 334,000 in 2019. Through geographic diversification, concentration on higher margin regular service and parts revenues, and diversification of our customer base, we have attempted to reduce the negative impact of adverse general economic conditions or cyclical trends affecting any one industry or geographic area on our earnings.
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
Inflation
Many of the markets in which we operate continue to experience higher rates of inflation when compared to previous years. Inflation affects the price of vehicles, the price of parts, the rate of pay of our employees, consumer credit availability, and consumer demand. During 2022, used vehicle prices in particular experienced periods of high rates of inflation. Higher rates of inflation may adversely affect consumer demand and increase our costs, which may materially and adversely affect us.
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
•results of self-insurance plans or other insured matters;
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
Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified under Part I, Item 1A. Risk Factors. Important factors that could cause actual results to differ materially from our expectations include those mentioned in Part I, Item 1A. Risk Factors and the following:
•our business and the automotive retail and commercial vehicles industries in general are susceptible to adverse economic and geo-political conditions, including changes in interest rates, foreign currency exchange rates, customer demand, customer confidence, the rate of inflation, including its impact on vehicle affordability, fuel and utility prices, unemployment rates and credit availability;
•we depend on the success, popularity and availability of the brands we sell, and adverse conditions affecting one or more of these vehicle manufacturers, including the adverse impact on the vehicle and parts supply chain due to natural disasters, the shortage of vehicle components, the war in Ukraine, challenges in sourcing labor, labor strikes, or work stoppages, or other disruptions that interrupt the supply of vehicles and parts to us may negatively impact our revenues and profitability;
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
•with respect to PTS, changes in the financial health of its customers, compliance costs, labor strikes or work stoppages with respect to its employees, a reduction in PTS' asset utilization rates, continued availability from truck manufacturers and suppliers of vehicles and parts for its fleet, potential decreases in the resale value of used vehicles which may affect PTS' ability to sell its used vehicles after the expiration of its customers' leases or at the end of its holding period for rental vehicles, which may affect PTS' profitability, compliance costs in regard to its trucking fleet and truck drivers, its ability to retain qualified drivers and technicians, risks associated with its participation in multi-employer pension plans, conditions in the capital markets to assure PTS' continued availability of capital to purchase trucks, the effect of changes in lease accounting rules on PTS customers' purchase/lease decisions, industry competition, new or enhanced regulatory requirements, emissions standards, vehicle mandates, changes in consumer sentiment regarding the transportation industry, and vulnerabilities with respect to its centralized information systems, each of which could impact equity earnings and distributions to us;
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
•changes in tax, financial or regulatory rules, or requirements, including new regulations proposed by the Federal Trade Commission for automotive dealers that would change industry-accepted practices with regard to sales and advertising, require an extensive series of oral and written disclosures to consumers in regard to the sale price of vehicles, credit terms, and voluntary protection products, and impose burdensome recordkeeping requirements that may lead to additional transaction times for the sale of vehicles, complicate the transaction process, decrease customer satisfaction, and increase compliance costs and risk, among other effects;
•we could be subject to legal and administrative proceedings which, if the outcomes are adverse to us, could have a material adverse effect on our business, including the result of the U.K. Financial Conduct Authority’s investigation of discretionary commission arrangements and potential remediation measures amid concerns these arrangements were unfair to customers;
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
•Penske Automotive Group's X feed (www.twitter.com/penskecars)
•Penske Automotive Group's Facebook page (www.facebook.com/penskecars)
•Penske Automotive Group's Instagram page (www.instagram.com/penskecars)
•Penske Automotive Group's Social website (www.penskesocial.com)
The information that we post on these social media channels could be deemed to be material information. As a result, we encourage investors, the media, and others interested in Penske Automotive Group to review the information that we post on these social media channels. These channels may be updated from time to time on Penske Automotive Group's investor relations website. The information on or accessible through our websites and social media channels is not incorporated by reference in this Annual Report on Form 10-K, and our references to such content are intended to be inactive textual or oral references only.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over the prime rate, SOFR, SONIA, the Bank of England Base Rate, the Canadian Prime Rate, the Tokyo Interbank Offered Rate, or the Australian Bank Bill Swap Rate. Based on an average of the aggregate amounts outstanding under these facilities during the year ended December 31, 2023, a 100-basis-point change in interest rates would result in an approximate $5.1 million change to our annual other interest expense.
Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, SOFR, SONIA, the Bank of England Base Rate, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Australian Bank Bill Swap Rate, or the New Zealand Bank Bill Benchmark Rate. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the year ended December 31, 2023, a 100 basis point change in interest rates would result in an approximate $29.2 million change to our annual floor plan interest expense.
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
Foreign Currency Exchange Rates. As of December 31, 2023, we had consolidated operations in the U.K., Germany, Italy, Japan, Canada, Australia, and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $1.23 billion change to our revenues for the year ended December 31, 2023.
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
Item 9B. Other Information
(b)
During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Except for the information provided pursuant to Item 12 below, the information required by Items 10 through 14 will be included in our definitive proxy statement, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023, under the captions “Election of Directors,” “Our Corporate Governance,” “Ratification of the Selection of our Independent Auditor,” “Executive Officers,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Security Ownership of Certain Beneficial Owners and Management,” and “Related Party Transactions.” Such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides details regarding the shares of common stock issuable upon the exercise of outstanding options, warrants, and rights granted under our equity compensation plans (including individual equity compensation arrangements) as of December 31, 2023. Our equity plan is described in more detail in Part II, Item 8, Note 13 of the Notes to our Consolidated Financial Statements appearing below in this report.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (A)	Weighted average exercise price of outstanding options, warrants, and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders	—	$—	3,944,430
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	3,944,430
Securities Trading Policy and Rule 10b5-1 Trading Plans
Our securities trading policy applies to all of our directors, officers, and employees and restricts trading in our securities while in possession of material nonpublic information. The policy prohibits our directors, officers, employees, and their designees from engaging in hedging, short sales, and other trading techniques that offset any decrease in market value of our equity securities without the approval of our General Counsel, and no such approvals were granted in 2023. Our policy also provides for an approval procedure for corporate management and senior field management prior to any trading activity, requires advance approval of any securities trading plan under SEC Rule 10b5-1, or otherwise, and limits trading during designated “blackout” periods. These management personnel must request pre-approval and affirm they are not in possession of any material non-public information at that time. Approval for any individual trade will only be granted in an open trading window period, and once approved, the recipient has three business days to effect a trade or must reinitiate the pre-approval procedure. Approval of any securities trading plan is also subject to these limits, as well as approval of our General Counsel who will confirm all legal requirements of such plan, including any applicable waiting periods, before implementation of such plan is included. No officers or directors implemented Rule 10b5-1 trading plans in 2023 or 2024 year-to-date.

PART IV
Item 15. Exhibits and Financial Statement Schedules
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
Item 16. Form 10-K Summary
None.

INDEX OF EXHIBITS
Each management contract or compensatory plan or arrangement is identified with an asterisk.

3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 to our Form 10-Q filed July 27, 2023).
3.2	Second Amended and Restated Bylaws, effective as of February 16, 2023 (incorporated by reference to exhibit 3.1 to our Form 8-K filed February 17, 2023).
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

4.1.9	Form of 3.75% Senior Subordinated Notes due 2029 (included within the Ninth Supplemental Indenture filed as exhibit 4.1.8).
4.1.10	Tenth Supplemental Indenture dated February 15, 2024, adding additional guarantors.
4.2.1
Tenth Amendment to the Fifth Amended and Restated Credit Agreement dated April 20, 2023, among us, Mercedes-Benz Financial Services USA LLC, Daimler Truck Financial Services USA, LLC, and Toyota Motor Credit Corporation which includes a Conformed Copy of the Fifth Amended and Restated Credit Agreement and all amendments thereto attached as Exhibit A (incorporated by reference to exhibit 4.1 to our Form 8-K filed April 21, 2023).

4.2.2
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

4.3.2
Consent and Amendment Letter dated December 5, 2023, to Amended and Restated Credit Agreement dated January 31, 2023, by and among our U.K. Subsidiaries, National Westminster Bank plc., and BMW Financial Services (GB) Limited (incorporated by reference to exhibit 4.1 to our Form 8-K filed December 11, 2023).

4.4	Description of Penske Automotive Group, Inc. Securities (incorporated by reference to exhibit 4.5 to our Form 10-K filed February 21, 2020).
*10.1	Penske Automotive Group 2015 Equity Incentive Plan (incorporated by reference to exhibit 10.1 to our Form 8-K filed May 6, 2015).
*10.2	Penske Automotive Group 2020 Equity Incentive Plan (incorporated by reference to exhibit 10.1 to our Form 8-K filed May 13, 2020).
*10.3	Form of Restricted Stock Agreement.
*10.4	Form of Restricted Stock Unit Agreement (incorporated by reference to exhibit 10.3 to our Form 8-K filed May 13, 2020).

*10.5	Amended and Restated Penske Automotive Group, Inc. Non-Employee Director Compensation Plan dated December 9, 2020 (incorporated by reference to exhibit 10.5 to our Form 10-K filed February 19, 2021).
*10.6.1	Penske Automotive Group Amended and Restated Nonqualified Deferred Compensation Plan effective December 1, 2020 (incorporated by reference to exhibit 10.6.1 to our Form 10-K filed February 19, 2021).
*10.6.2	Penske Automotive Group, Inc. Nonqualified Deferred Compensation Plan Adoption Agreement dated November 11, 2020 (incorporated by reference to exhibit 10.6.2 to our Form 10-K filed February 19, 2021).
10.7	Registration Rights Agreement among us and Penske Automotive Holdings Corp. dated December 22, 2000 (incorporated by reference to exhibit 10.26.1 to our Form 10-K filed March 29, 2001).
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

10.1	Voting Agreement by and between us and Penske Corporation dated January 23, 2024 (incorporated by reference to exhibit 10.1 to our Form 8-K filed January 24, 2024).
10.11	Letter Agreement dated December 12, 2018, among us, Mitsui & Co., Ltd. and Mitsui & Co., (U.S.A.), Inc. (incorporated by reference to exhibit 10.2 to our Form 8-K filed December 13, 2018).
10.12	Services Agreement dated as of December 16, 2021 between us and Mitsui & Co. (U.S.A.), Inc. (incorporated by reference to exhibit 10.1 of our Form 8-K filed December 17, 2021).
10.13	Trade Name and Trademark Agreement dated May 6, 2008, between us and Penske System, Inc. (incorporated by reference to exhibit 10.1 to our Form 10-Q filed May 8, 2008).
10.14.1
Seventh Amended and Restated Agreement of Limited Partnership of Penske Truck Leasing Co., L.P. dated September 7, 2017, by and among Penske Truck Leasing Corporation, PTL GP, LLC, GE Capital Truck Leasing Holding LLC, General Electric Credit Corporation of Tennessee, MBK USA Commercial Vehicles Inc. and us (incorporated by reference to exhibit 10.3 to our Form 8-K filed September 8, 2017).

10.14.2
Amendment No. 1, dated February 6, 2023, to Seventh Amended and Restated Agreement of Limited Partnership of Penske Truck Leasing Co., L.P., dated September 8, 2017, by and among Penske Truck Leasing Corporation, PTL GP, LLC, MBK USA Commercial Vehicles Inc. and us (incorporated by reference to exhibit 10.1 to our Form 8-K filed February 8, 2023).

10.15	Amended and Restated Rights Agreement dated March 17, 2015, by and between us and Penske Truck Leasing Corporation (incorporated by reference to exhibit 10.2 to our Form 10-Q filed May 1, 2015).
10.16
PTL Holdings Australia Pty Ltd, Penske Transportation Group International Pty Ltd and Penske Investments Pty Ltd Shareholders Agreement dated April 1, 2014 (incorporated by reference to exhibit 10.14 to our Form 10-K filed February 21, 2020).

10.17	Stock Purchase Agreement, by and between Penske Investments Limited Partnership and Penske Automotive Group, Inc., dated December 22, 2023.**
21	Subsidiary List.
22.1	List of Guarantor Subsidiaries under our Senior Subordinated Notes.
23.1	Consent of Deloitte & Touche LLP.
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.
32	Section 1350 Certification.
97	Penske Automotive Group, Inc. Compensation Recovery Policy.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104
Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101) – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

________________________
* Compensatory plans or contracts
** Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K, and the Company agrees to furnish supplementally to the Commission a copy of any omitted exhibits or schedules upon request.
In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. We hereby agree to furnish a copy of any such instrument to the Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 16, 2024.

PENSKE AUTOMOTIVE GROUP, INC.

By:	/s/ Roger S. Penske
Roger S. Penske Chair of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger S. Penske	Chair of the Board and	February 16, 2024
Roger S. Penske	Chief Executive Officer (Principal Executive Officer)

/s/ Michelle Hulgrave	Executive Vice President and Chief Financial Officer	February 16, 2024
Michelle Hulgrave	(Principal Financial Officer and Principal Accounting Officer)

/s/ John D. Barr	Director	February 16, 2024
John D. Barr

/s/ Lisa Davis	Director	February 16, 2024
Lisa Davis

/s/ Michael R. Eisenson	Director	February 16, 2024
Michael R. Eisenson

/s/ Robert H. Kurnick, Jr.	Director	February 16, 2024
Robert H. Kurnick, Jr.

/s/ Wolfgang Dürheimer	Director	February 16, 2024
Wolfgang Dürheimer

/s/ Kimberly J. McWaters	Director	February 16, 2024
Kimberly J. McWaters

/s/ Greg Penske	Director	February 16, 2024
Greg Penske

/s/ Sandra E. Pierce	Director	February 16, 2024
Sandra E. Pierce

/s/ Kota Odagiri	Director	February 16, 2024
Kota Odagiri

/s/ Greg C. Smith	Director	February 16, 2024
Greg C. Smith

/s/ Ronald G. Steinhart	Director	February 16, 2024
Ronald G. Steinhart

/s/ H. Brian Thompson	Director	February 16, 2024
H. Brian Thompson

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
PENSKE AUTOMOTIVE GROUP, INC.
As of December 31, 2023, and 2022 and For the Years Ended
December 31, 2023, 2022, and 2021

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that as of December 31, 2023, the Company's internal control over financial reporting is effective based on those criteria.
Management excluded from its assessment the internal control over financial reporting at Bologna Body Shop in Italy, which was acquired in April 2023; Transolutions Truck Centres, which was acquired in June 2023; BMW and Porsche of Wilmington, which was acquired in August 2023; Yatala Service Center in Australia, which was acquired in September 2023; and BMW/MINI in Italy, which was acquired in October 2023. These acquisitions constitute less than 1% of total assets and less than 1% of total revenues of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2023. Accordingly, the internal control over financial reporting at the retail automotive and retail commercial truck acquisitions made during the year ended December 31, 2023 were unaudited.
The Company's independent registered public accounting firm that audited the consolidated financial statements included in the Company's Annual Report on Form 10-K has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page F-3.
Penske Automotive Group, Inc.
February 16, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Penske Automotive Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Penske Automotive Group, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
As described in the accompanying Management Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Bologna Body Shop in Italy, which was acquired in April 2023; Transolutions Truck Centres, which was acquired in June 2023; BMW and Porsche of Wilmington, which was acquired in August 2023; Yatala Service Center in Australia, which was acquired in September 2023; and BMW/MINI in Italy, which was acquired in October 2023. These acquisitions constitute less than 1% of total assets and less than 1% of total revenues of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at these retail automotive and retail commercial truck acquisitions made during the year ended December 31, 2023.
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
Goodwill and Other Indefinite-lived Intangible Assets – Refer to Notes 1 and 8 to the financial statements
Critical Audit Matter Description
The Company records indefinite-lived intangible assets from business combinations, including goodwill (“goodwill”) and franchise and distribution agreements (“other indefinite-lived intangible assets”). These intangible assets are assessed for impairment as of October 1 annually through a comparison of the fair value of each reporting unit or other indefinite-lived intangible asset to its carrying value.
The Company estimates fair value using an income approach, which requires management to make assumptions about revenue growth, terminal growth rates, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, and to select the weighted average cost of capital for each intangible asset impairment analysis. Changes in these assumptions could have a significant effect on the fair value of these intangible assets, the amount of any impairment charge, or both. The Company's goodwill impairment assessment for the Used Vehicle Dealerships International reporting unit (“Used Vehicle reporting unit”) resulted in a $40.7 million impairment charge during 2023.
We identified the valuation of the Used Vehicle reporting unit and the franchise and distribution agreements as a critical audit matter because of the significant judgments made by management to estimate the fair value of these intangible assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the weighted average cost of capital and terminal growth rates for these intangible assets and, for the Used Vehicle reporting unit only, estimates and assumptions about revenue growth and EBITDA margin.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the selection of the weighted average cost of capital and terminal growth rates for these intangible assets and, for the Used Vehicle reporting unit only, estimates and assumptions about revenue growth and EBITDA margin included the following, among others:
•We tested the effectiveness of controls over management’s impairment evaluation, including the controls related to management’s assumptions about the terminal growth rate and selection of the weighted average cost of capital.
•With the assistance of our fair value specialists, we evaluated the reasonableness of (1) the valuation methodology, (2) terminal growth rate, and (3) weighted average cost of capital by:
◦Testing the source information underlying the determination of the weighted average cost of capital and the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and comparing those to the weighted average cost of capital selected by management.
•For the Used Vehicle reporting unit, we tested the effectiveness of controls related to management’s assumptions about revenue growth and EBITDA margin.
•For the Used Vehicle reporting unit, we evaluated the reasonableness of management’s revenue growth and EBITDA margin by comparing the forecasts to:
◦Historical revenues and EBITDA margins.
◦Forecasted information included in industry and market reports as well as information from certain of its peer companies.
/s/ Deloitte & Touche LLP
Detroit, Michigan
February 16, 2024
We have served as the Company's auditor since 1999.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(In millions, except share and per share amounts)
ASSETS
Cash and cash equivalents	$96.4	$106.5
Accounts receivable, net of allowance for doubtful accounts of $6.8 and $6.6	1,114.6	906.7
Inventories	4,293.1	3,509.1
Other current assets	175.6	141.9
Total current assets	5,679.7	4,664.2
Property and equipment, net	2,765.2	2,496.5
Operating lease right-of-use assets	2,405.5	2,416.1
Goodwill	2,234.9	2,154.7
Other indefinite-lived intangible assets	748.2	690.9
Equity method investments	1,774.9	1,636.9
Other long-term assets	63.1	55.3
Total assets	$15,671.5	$14,114.6
LIABILITIES AND EQUITY
Floor plan notes payable	$2,255.6	$1,565.7
Floor plan notes payable — non-trade	1,515.9	1,430.6
Accounts payable	866.9	853.5
Accrued expenses and other current liabilities	809.8	788.1
Current portion of long-term debt	209.7	75.2
Total current liabilities	5,657.9	4,713.1
Long-term debt	1,419.5	1,546.9
Long-term operating lease liabilities	2,336.0	2,335.7
Deferred tax liabilities	1,231.7	1,121.0
Other long-term liabilities	270.8	223.1
Total liabilities	10,915.9	9,939.8
Commitments and contingent liabilities (Note 11)
Equity
Penske Automotive Group stockholders' equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 67,111,181 shares issued and outstanding at December 31, 2023; 69,681,891 shares issued and outstanding at December 31, 2022	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	—	—
Retained earnings	4,990.3	4,483.3
Accumulated other comprehensive income (loss)	(264.1)	(335.3)
Total Penske Automotive Group stockholders' equity	4,726.2	4,148.0
Non-controlling interest	29.4	26.8
Total equity	4,755.6	4,174.8
Total liabilities and equity	$15,671.5	$14,114.6
See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2023	2022	2021
	(In millions, except share and per share amounts)
Revenue:
Retail automotive dealership	$25,209.1	$23,694.7	$22,513.3
Retail commercial truck dealership	3,684.3	3,541.3	2,465.7
Commercial vehicle distribution and other	634.0	578.8	575.7
Total revenues	29,527.4	27,814.8	25,554.7
Cost of sales:
Retail automotive dealership	21,032.9	19,568.3	18,643.1
Retail commercial truck dealership	3,091.9	2,986.2	2,048.8
Commercial vehicle distribution and other	468.8	421.5	422.0
Total cost of sales	24,593.6	22,976.0	21,113.9
Gross profit	4,933.8	4,838.8	4,440.8
Selling, general and administrative expenses	3,400.6	3,223.7	2,962.9
Impairment charges	40.7	—	—
Depreciation	141.0	127.3	121.5
Operating income	1,351.5	1,487.8	1,356.4
Floor plan interest expense	(133.1)	(52.4)	(26.2)
Other interest expense	(92.6)	(70.4)	(68.6)
Debt redemption costs	—	—	(17.0)
Loss on investment	—	—	(11.4)
Equity in earnings of affiliates	293.7	494.2	374.5
Income from continuing operations before income taxes	1,419.5	1,859.2	1,607.7
Income taxes	(360.9)	(473.0)	(416.3)
Income from continuing operations	1,058.6	1,386.2	1,191.4
Income from discontinued operations, net of tax	—	—	1.3
Net income	1,058.6	1,386.2	1,192.7
Less: Income attributable to non-controlling interests	5.4	6.2	4.9
Net income attributable to Penske Automotive Group common stockholders	$1,053.2	$1,380.0	$1,187.8
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$15.50	$18.55	$14.88
Discontinued operations	0.00	0.00	0.01
Net income attributable to Penske Automotive Group common stockholders	$15.50	$18.55	$14.89
Shares used in determining basic earnings per share	67,963,956	74,394,799	79,746,106
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Continuing operations	$15.50	$18.55	$14.88
Discontinued operations	0.00	0.00	0.01
Net income attributable to Penske Automotive Group common stockholders	$15.50	$18.55	$14.89
Shares used in determining diluted earnings per share	67,963,956	74,394,799	79,746,106
Amounts attributable to Penske Automotive Group common stockholders:
Income from continuing operations	$1,058.6	$1,386.2	$1,191.4
Less: Income attributable to non-controlling interests	5.4	6.2	4.9
Income from continuing operations, net of tax	1,053.2	1,380.0	1,186.5
Income from discontinued operations, net of tax	—	—	1.3
Net income attributable to Penske Automotive Group common stockholders	$1,053.2	$1,380.0	$1,187.8
Cash dividends per share	$2.78	$2.07	$1.78
See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Net income	$1,058.6	$1,386.2	$1,192.7
Other comprehensive income (loss):
Foreign currency translation adjustment	66.1	(154.6)	(39.8)
Unrealized gain on interest rate swaps:
Unrealized gain arising during the period, net of tax provision of $0.0, $0.0, and $1.2, respectively	—	—	4.4
Reclassification adjustment for gain included in floor plan interest expense, net of tax provision of $0.0, $0.0, and $0.3, respectively	—	—	(1.2)
Unrealized gain on interest rate swaps, net of tax	—	—	3.2
Other adjustments to comprehensive income, net	5.7	(12.8)	27.5
Other comprehensive income (loss), net of tax	71.8	(167.4)	(9.1)
Comprehensive income	1,130.4	1,218.8	1,183.6
Less: Comprehensive income attributable to non-controlling interests	6.0	5.3	4.0
Comprehensive income attributable to Penske Automotive Group common stockholders	$1,124.4	$1,213.5	$1,179.6
See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Operating Activities:
Net income	$1,058.6	$1,386.2	$1,192.7
Adjustments to reconcile net income to net cash from continuing operating activities:
Depreciation	141.0	127.3	121.5
Loss on investment	—	—	11.4
Earnings of equity method investments, net of distributions	(174.6)	(183.3)	(234.9)
Income from discontinued operations, net of tax	—	—	(1.3)
Deferred income taxes	101.8	124.2	184.8
Debt redemption costs	—	—	17.0
Impairment charges	40.7	—	—
Changes in operating assets and liabilities:
Accounts receivable	(194.7)	(192.9)	75.6
Inventories	(666.2)	(444.4)	402.6
Floor plan notes payable	659.7	487.1	(628.6)
Accounts payable and accrued expenses	(13.0)	81.7	139.0
Other	140.3	73.1	12.2
Net cash provided by continuing operating activities	1,093.6	1,459.0	1,292.0
Investing Activities:
Purchases of property, equipment, and improvements	(375.3)	(282.5)	(248.9)
Proceeds from sale of dealerships	—	13.1	4.3
Proceeds from sale of property and equipment	30.7	32.3	54.9
Acquisitions net, including repayment of sellers' floor plan notes payable of $24.3, $51.3, and $43.0, respectively	(214.9)	(393.4)	(431.8)
Other	(12.8)	(11.2)	(1.6)
Net cash used in continuing investing activities	(572.3)	(641.7)	(623.1)
Financing Activities:
Proceeds from borrowings under revolving U.S. credit agreement and mortgage facilities	3,150.3	2,101.0	1,856.0
Repayments under revolving U.S. credit agreement and mortgage facilities	(3,227.8)	(2,101.0)	(1,964.0)
Issuance of 3.75% senior subordinated notes	—	—	500.0
Repayment of 5.50% senior subordinated notes	—	—	(500.0)
Net borrowings (repayments) of other debt	73.2	160.1	(104.2)
Net borrowings of floor plan notes payable — non-trade	46.5	82.9	38.9
Repurchases of common stock	(358.7)	(869.3)	(280.6)
Payments of tax withholding for stock-based compensation	(23.5)	(17.2)	(12.9)
Dividends	(189.1)	(154.1)	(142.5)
Payment of debt issuance costs	(2.1)	(0.3)	(6.3)
Other	0.1	(0.1)	0.1
Net cash used in continuing financing activities	(531.1)	(798.0)	(615.5)
Discontinued operations:
Net cash provided by discontinued operating activities	—	—	1.3
Net cash provided by discontinued operations	—	—	1.3
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(13.5)	(3.5)
Net change in cash and cash equivalents	(10.1)	5.8	51.2
Cash and cash equivalents, beginning of period	106.5	100.7	49.5
Cash and cash equivalents, end of period	$96.4	$106.5	$100.7
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$214.3	$112.8	$95.3
Income taxes	288.1	343.4	160.1
See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Dollars in millions)
Balance, January 1, 2021	80,392,662	$—	$311.8	$3,151.3	$(160.6)	$3,302.5	$23.6	$3,326.1
Equity compensation	443,090	—	23.9	—	—	23.9	—	23.9
Repurchases of common stock	(3,261,580)	—	(293.5)	—	—	(293.5)	—	(293.5)
Dividends ($1.78 per share)	—	—	—	(142.5)	—	(142.5)	—	(142.5)
Interest rate swaps	—	—	—	—	3.2	3.2	—	3.2
Distributions to non-controlling interest	—	—	—	—	—	—	(2.6)	(2.6)
Foreign currency translation	—	—	—	—	(38.9)	(38.9)	(0.9)	(39.8)
Other	—	—	—	—	27.5	27.5	—	27.5
Net income	—	—	—	1,187.8	—	1,187.8	4.9	1,192.7
Balance, December 31, 2021	77,574,172	—	42.2	4,196.6	(168.8)	4,070.0	25.0	4,095.0
Penske Transportation Solutions adoption of ASC 842	—	—	—	(121.6)	—	(121.6)	—	(121.6)
Equity compensation	321,866	—	26.7	—	—	26.7	—	26.7
Repurchases of common stock	(8,214,147)	—	(68.9)	(817.6)	—	(886.5)	—	(886.5)
Dividends ($2.07 per share)	—	—	—	(154.1)	—	(154.1)	—	(154.1)
Distributions to non-controlling interest	—	—	—	—	—	—	(3.5)	(3.5)
Foreign currency translation	—	—	—	—	(153.7)	(153.7)	(0.9)	(154.6)
Other	—	—	—	—	(12.8)	(12.8)	—	(12.8)
Net income	—	—	—	1,380.0	—	1,380.0	6.2	1,386.2
Balance, December 31, 2022	69,681,891	—	—	4,483.3	(335.3)	4,148.0	26.8	4,174.8
Equity compensation	237,906	—	28.1	—	—	28.1	—	28.1
Repurchases of common stock	(2,808,616)	—	(28.1)	(357.1)	—	(385.2)	—	(385.2)
Dividends ($2.78 per share)	—	—	—	(189.1)	—	(189.1)	—	(189.1)
Distributions to non-controlling interest	—	—	—	—	—	—	(3.4)	(3.4)
Foreign currency translation	—	—	—	—	65.5	65.5	0.6	66.1
Other	—	—	—	—	5.7	5.7	—	5.7
Net income	—	—	—	1,053.2	—	1,053.2	5.4	1,058.6
Balance, December 31, 2023	67,111,181	$—	$—	$4,990.3	$(264.1)	$4,726.2	$29.4	$4,755.6
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
Business Overview and Concentrations
We are a diversified international transportation services company and one of the world's premier automotive and commercial truck retailers. We operate dealerships in the United States, the United Kingdom, Canada, Germany, Italy, and Japan, and we are one of the largest retailers of commercial trucks in North America for Freightliner. We also distribute and retail commercial vehicles, diesel and gas engines, power systems, and related parts and services principally in Australia and New Zealand. Additionally, we own 28.9% of Penske Transportation Solutions, a business that manages one of the largest, most comprehensive and modern trucking fleets in North America with trucks, tractors, and trailers under lease, rental, and/or maintenance contracts, and provides innovative transportation, supply chain, and technology solutions to its customers.
Retail Automotive. As of December 31, 2023, we operated 336 retail automotive franchised dealerships, of which 147 are located in the U.S. and 189 are located outside of the U.S. The franchised dealerships outside of the U.S. are located primarily in the U.K. As of December 31, 2023, we also operated 19 used vehicle dealerships, with seven dealerships in the U.S. and 12 dealerships in the U.K., which retailed used vehicles under a one price, "no-haggle" methodology under the CarShop brand.
Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services, the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts, replacement and aftermarket automotive products, and at certain of our locations, collision repair services. We operate our franchised dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry. Beginning in 2023, we transitioned our Mercedes-Benz U.K. dealerships to an agency model under which these dealerships, and a limited number of our other dealerships in Europe, receive a fee for facilitating the sale by the manufacturer of a new vehicle but do not hold the vehicle in inventory. Vehicles sold under this agency model are counted as new agency units sold instead of new retail units sold by us, and only the fee we receive from the manufacturer, not the price of the vehicle, is reported as new revenue (as opposed to previously recording all of the vehicle sale price as new revenue) with no corresponding cost of sale. We continue to provide new vehicle customer service under the agency model, and the Mercedes-Benz U.K. agency model at this time has not changed our used vehicle sales operations or service and parts operations, although the long-term impact of the agency model at these dealerships as well as other agency models proposed by our manufacturer partners is uncertain.
During 2023, we acquired two retail automotive franchises in the U.S and two retail automotive franchises in Italy. We also closed seven locations in the U.S., consisting of six retail automotive franchises and one CarShop location, and we closed five locations in the U.K., consisting of four retail automotive franchises and one CarShop location. In January 2024, we acquired Rybrook Group Limited, consisting of 16 retail automotive franchises in the U.K., including four BMW franchises, four MINI franchises, four Volvo franchises, two Land Rover franchises, one Jaguar franchise, and one Porsche franchise. Three of the BMW locations also retail BMW Motorrad motorcycles. In January 2024, we also closed one CarShop location in the U.S. and acquired one Ford dealership and one Chrysler, Dodge, Jeep, Ram dealership in the U.S.
Retail Commercial Truck Dealership. We operate Premier Truck Group ("PTG"), a heavy- and medium-duty truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations across nine U.S. states and the Canadian provinces of Ontario and Manitoba. During 2023, we acquired three full-service dealerships and two service and parts centers in Canada. As of December 31, 2023, PTG operated 44 locations selling new and/or used trucks, performing service and parts operations, or offering collision repair services. In January 2024, we closed one service and parts location in Canada.

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
Contracts in Transit
Contracts in transit represent receivables from unaffiliated finance companies relating to the sale of customers' installment sales and lease contracts arising in connection with the sale of a vehicle by us. Contracts in transit, included in accounts receivable, net in our consolidated balance sheets, amounted to $361.9 million and $281.7 million as of December 31, 2023, and 2022, respectively.
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
Intangible Assets
Our principal intangible assets relate to our agreements with vehicle manufacturers and distributors, which represent the estimated value of franchises acquired in business combinations; our distribution agreements with commercial vehicle manufacturers, which represent the estimated value of distribution rights acquired in business combinations; and goodwill, which represents the excess of cost over the fair value of tangible and identified intangible assets acquired in business combinations. We believe the franchise values of our automotive dealerships and the distribution agreements of our commercial vehicle distribution operations have an indefinite useful life based on the following:
•Automotive retailing and commercial vehicle distribution are mature industries and are based on franchise, agency, and distribution agreements with the vehicle manufacturers and distributors;
•Certain franchise agreement terms are indefinite;
•Franchise and distribution agreements that have limited terms have historically been renewed by us without substantial cost; and
•Manufacturers and distributors have not historically terminated our agreements.
Impairment Testing
Other indefinite-lived intangible assets are assessed for impairment annually on October 1 and upon the occurrence of an indicator of impairment through a comparison of its fair value to its carrying value. An indicator of impairment exists if the carrying value exceeds its fair value, and an impairment loss may be recognized up to that excess. The fair value is determined using an income approach, which includes assumptions about revenue growth, terminal growth rates, and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, and the selection of the weighted average cost of capital. Changes in these assumptions could have a significant effect on the fair value of these intangible assets and the amount of any impairment charge. Each of the significant assumptions to the fair value model are considered level 3 inputs within the fair value hierarchy. We also evaluate in connection with the annual impairment testing whether

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
events and circumstances continue to support our assessment that the other indefinite-lived intangible assets continue to have an indefinite life.
Goodwill impairment is assessed at the reporting unit level annually on October 1 and upon the occurrence of an indicator of impairment. Our operations are organized by management into operating segments by line of business and geography. We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations which includes our investment in PTS and other various investments. We have determined that the dealerships in each of our operating segments within the Retail Automotive reportable segment are components that were aggregated into six reporting units for the purpose of goodwill impairment testing as of October 1, 2023, as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and/or used vehicles, service, parts, and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals), and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The reporting units were Eastern, Central, and Western United States, Used Vehicle Dealerships United States, International, and Used Vehicle Dealerships International. Our Retail Commercial Truck reportable segment has been determined to represent one operating segment and reporting unit. The goodwill included in our Other reportable segment relates primarily to our commercial vehicle distribution operating segment. There is no goodwill recorded in our Non-Automotive Investments reportable segment.
During 2023, we implemented, and are continuing to implement, certain managerial and financial reporting changes further integrating operations within our Retail Automotive reportable segment. This integration involved realigning management roles, consolidating administrative functions, and system conversions, among other measures. As a result of these changes and subsequent to our goodwill impairment assessment as of October 1, 2023, we determined that the dealerships in each of our operating segments within the Retail Automotive reportable segment are components that are aggregated into two reporting units: United States Retail Automotive and International Retail Automotive. As such, we reassigned our U.S. East, U.S. Central, U.S. West, and Used Vehicle Dealerships U.S. reporting units to the United States Retail Automotive reporting unit and our Used Vehicle Dealerships International reporting unit to the International Retail Automotive reporting unit. We reviewed the quantitative and qualitative factors associated with the change in reporting units and determined that the reassigned reporting units had no indicators of impairment at the time of the reporting unit change and reassignment of goodwill. As of December 31, 2023, we have four reporting units: United States Retail Automotive, International Retail Automotive, Retail Commercial Truck, and Commercial Vehicle and Power Systems Distribution.
Refer to Note 8 "Intangible Assets" for detail on our impairment testing.
Investments
We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee's income each period. The net book value of our investments was $1,774.9 million and $1,636.9 million as of December 31, 2023, and 2022, respectively, including $1,725.1 million and $1,590.9 million relating to PTS as of December 31, 2023, and 2022, respectively. We currently hold a 28.9% ownership interest in PTS.
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

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.50% senior subordinated notes due 2025	$547.7	$529.7	$546.2	$508.7
3.75% senior subordinated notes due 2029	495.8	444.4	495.1	404.2
Mortgage facilities (1)	402.1	378.5	494.3	462.1
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

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
Dealership Finance and Insurance Sales
Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions) to mitigate the risk of default. We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including guaranteed vehicle protection insurance, vehicle theft protection, and extended service contracts. These commissions are recorded as revenue at a point in time when the customer enters into the contract. Payment is typically due and collected within 30 days subsequent to the execution of the contract with the customer. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $42.7 million and $38.4 million as of December 31, 2023, and December 31, 2022, respectively.
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
Defined Contribution Plans
We sponsor a number of defined contribution plans covering a significant majority of our employees. Our contributions to such plans are discretionary and are based on the level of compensation and contributions by plan participants. We incurred expenses of $39.2 million, $36.1 million, and $31.5 million relating to such plans during the years ended December 31, 2023, 2022, and 2021, respectively.
Advertising
Advertising costs are expensed as incurred or when such advertising takes place. We incurred net advertising costs of $135.9 million, $122.0 million, and $119.2 million during the years ended December 31, 2023, 2022, and 2021, respectively. Qualified advertising expenditures reimbursed by manufacturers, which are treated as a reduction of advertising expense, were $17.8 million, $16.4 million, and $15.4 million during the years ended December 31, 2023, 2022, and 2021, respectively.
Self-Insurance
We retain risk relating to certain of our general liability insurance, workers' compensation insurance, vehicle physical damage insurance, property insurance, information security risk insurance, directors' and officers' insurance, and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and for certain exposures, we either have no insurance or we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Certain insurers have limited available property coverage in response to the natural catastrophes experienced in recent years. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $33.2 million and $34.5 million as of December 31, 2023, and 2022, respectively.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average shares of voting common stock outstanding, including unvested restricted stock awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average shares of voting common stock outstanding, adjusted for the dilutive impact of unissued shares paid to directors during the year as compensation.
A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2023, 2022, and 2021 follows:

	Year Ended December 31,
	2023	2022	2021

Weighted average number of common shares outstanding	67,963,956	74,394,799	79,746,106
Effect of non-participatory equity compensation	—	—	—
Weighted average number of common shares outstanding, including effect of dilutive securities	67,963,956	74,394,799	79,746,106
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
Segment Reporting
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." This ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss and also requires that public entities provide all annual disclosures about a reportable segment’s profit or loss and assets in interim periods. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.
Income Taxes
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This ASU expands public entities’ annual income tax disclosures by requiring disclosure of specific categories in the rate reconciliation and disclosure of additional information for reconciling items that meet a quantitative threshold. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis with retrospective application permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and disclosures.
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
Retail Automotive and Retail Commercial Truck Dealership Revenue Recognition
Dealership Vehicle Sales. We record revenue for vehicle sales at a point in time when vehicles are delivered, which is when the transfer of title, risks and rewards of ownership, and control are considered passed to the customer. The amount of consideration we receive for vehicle sales, including any non-cash consideration representing the fair value of trade-in vehicles if applicable, is stated within the executed contract with our customer. Payment is typically due and collected within 30 days subsequent to transfer of control of the vehicle. For dealerships operating under an agency model, we receive a commission for each vehicle sale that we facilitate under the terms of the agency agreement with the manufacturer, which is recorded as new vehicle revenue.

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
In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $42.7 million and $38.4 million as of December 31, 2023, and December 31, 2022, respectively.
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
Retail Automotive Dealership
The following tables disaggregate our retail automotive segment revenue by product type and geographic location for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
Retail Automotive Dealership Revenue	2023	2022	2021
New vehicle	$11,273.3	$10,050.5	$9,843.2
Used vehicle	8,919.5	9,011.6	8,549.0
Finance and insurance, net	838.6	848.1	780.5
Service and parts	2,734.3	2,426.7	2,165.6
Fleet and wholesale	1,443.4	1,357.8	1,175.0
Total retail automotive dealership revenue	$25,209.1	$23,694.7	$22,513.3

	Year Ended December 31,
Retail Automotive Dealership Revenue	2023	2022	2021
U.S.	$14,160.5	$13,712.7	$13,075.8
U.K.	9,240.4	8,443.4	7,984.1
Germany, Italy, and Japan	1,808.2	1,538.6	1,453.4
Total retail automotive dealership revenue	$25,209.1	$23,694.7	$22,513.3
Retail Commercial Truck Dealership
The following table disaggregates our retail commercial truck segment revenue by product type for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
Retail Commercial Truck Dealership Revenue	2023	2022	2021
New truck	$2,480.2	$2,308.7	$1,540.1
Used truck	229.9	301.3	270.6
Finance and insurance, net	21.9	20.5	16.8
Service and parts	907.3	852.2	609.0
Other	45.0	58.6	29.2
Total retail commercial truck dealership revenue	$3,684.3	$3,541.3	$2,465.7

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
Commercial Vehicle Distribution and Other
Our other reportable segment relates to our Penske Australia business. Commercial vehicle distribution and other revenue was $634.0 million, $578.8 million, and $575.7 million, including $265.2 million, $241.0 million, and $242.8 million of service and parts revenue, during the years ended December 31, 2023, 2022, and 2021, respectively.
Contract Balances
The following table summarizes our accounts receivable and unearned revenues as of December 31, 2023, and December 31, 2022:

	December 31, 2023	December 31, 2022
Accounts receivable
Contracts in transit	$361.9	$281.7
Vehicle receivables	170.6	235.1
Manufacturer receivables	218.9	178.9
Trade receivables	344.1	191.1

Accrued expenses
Unearned revenues	$280.2	$291.7
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
Unearned revenues primarily relate to payments received from customers prior to satisfaction of our performance obligations, such as refundable customer deposits, non-refundable customer deposits, and deferred revenues from operating leases. These amounts are presented within "Accrued expenses and other current liabilities" on our consolidated balance sheets. Of the amounts recorded as unearned revenues as of December 31, 2022, $220.7 million was recognized as revenue during the year ended December 31, 2023.
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
We estimate the total undiscounted rent obligations under these leases, including any extension periods that we are reasonably certain to exercise, to be $5.3 billion as of December 31, 2023. Some of our lease arrangements include rental payments that are adjusted based on an index or rate, such as the Consumer Price Index (CPI). As the rate implicit in the lease is generally not readily determinable for our operating leases, the discount rates used to determine the present value of our lease liability are based on our incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. Our incremental borrowing rate for a lease is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
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
In connection with the sale, relocation, and closure of certain of our dealerships, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties for the years ended December 31, 2023, 2022, and 2021 was $17.0 million, $17.9 million, and $22.4 million, respectively. We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period. We do not have any material leases that have not yet commenced as of December 31, 2023.
The following table summarizes our net operating lease cost during the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Lease Cost
Operating lease cost (1)	$258.0	$254.3	$250.1
Sublease income	(17.0)	(17.9)	(22.4)
Total lease cost	$241.0	$236.4	$227.7
_________________
(1)Includes short-term leases and variable lease costs, which are immaterial.
The following table summarizes supplemental cash flow information related to our operating leases:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	258.1	248.5	249.6
Right-of-use assets modified or obtained in exchange for operating lease liabilities, net	30.4	116.2	124.2

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
Supplemental balance sheet information related to the weighted average remaining lease term and discount rate of our leases is as follows:

	December 31, 2023	December 31, 2022
Lease Term and Discount Rate
Weighted-average remaining lease term - operating leases	24 years	25 years
Weighted-average discount rate - operating leases	6.7%	6.5%
The following table summarizes the maturity of our lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on our consolidated balance sheet as of December 31, 2023:

Maturity of Lease Liabilities	December 31, 2023
2024	$246.2
2025	240.5
2026	234.8
2027	226.7
2028	221.4
2029 and thereafter	4,127.3
Total future minimum lease payments	$5,296.9
Less: Imputed interest	(2,873.0)
Present value of future minimum lease payments	$2,423.9

Current operating lease liabilities (1)	$87.9
Long-term operating lease liabilities	2,336.0
Total operating lease liabilities	$2,423.9
____________________
(1)Included within "Accrued expenses and other current liabilities" on Consolidated Balance Sheet as of December 31, 2023.
4. Equity Method Investees
As of December 31, 2023, we had investments in the following companies that are accounted for under the equity method: the Nix Group (50%) operating automotive dealerships in Germany, Barcelona Premium SL (50%) operating automotive dealerships in Spain, and Penske Commercial Leasing Australia (28%).
We also have a 28.9% ownership interest in PTS, a leading provider of transportation and supply chain services. The partnership agreement requires PTS, subject to applicable law and the terms of its credit agreements, to make quarterly distributions to the partners with respect to each fiscal year by no later than 45 days after the end of each of the first three quarters of the year and by April 15 of the following year. PTS' partnership agreement and certain of its debt agreements allow partner distributions only as long as it is not in default under those agreements and the amount it pays does not exceed 50% of its consolidated net income, unless its debt-to-equity ratio is less than 3.0 to 1.0, in which case its distributions may not exceed 80% of its consolidated net income. Our investment in PTS, which is accounted for under the equity method, amounted to $1,725.1 million and $1,590.9 million at December 31, 2023, and 2022, respectively.
The net book value of our equity method investments was $1,774.9 million and $1,636.9 million as of December 31, 2023, and 2022, respectively. We recorded $293.7 million, $494.2 million, and $374.5 million during the years ended December 31, 2023, 2022, and 2021, respectively, on our statements of income under the caption “Equity in earnings of affiliates” related to earnings from our equity method investments. We received $169.9 million, $356.6 million, and $169.7 million of dividends from our equity method investments during the years ended December 31, 2023, 2022, and

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
2021, respectively. Retained earnings as of December 31, 2023, included undistributed earnings from our equity method investments of $845.5 million.
The combined results of operations and financial position of our equity method investees as of December 31 for each of the years presented are summarized as follows:
Condensed income statement information:

	Year Ended December 31,
	2023	2022	2021
Revenues	$13,884.1	$13,587.3	$11,526.9
Gross profit	2,917.3	3,025.5	2,736.2
Net income	1,008.3	1,701.3	1,272.0
Condensed balance sheet information:

	December 31,
	2023	2022
Current assets	$2,355.5	$2,126.5
Noncurrent assets	20,966.4	17,867.9
Total assets	$23,321.9	$19,994.4
Current liabilities	$3,140.9	$4,110.2
Noncurrent liabilities	15,545.7	11,719.0
Equity	4,635.3	4,165.2
Total liabilities and equity	$23,321.9	$19,994.4
5. Business Combinations
During 2023, we acquired three full-service commercial truck dealerships and two service and parts centers in Canada adding to PTG's operations. We also acquired two retail automotive franchises in the U.S., acquired two retail automotive franchises and one body shop in Italy, and acquired one service center in Australia. The companies acquired in 2023 generated $146.6 million of revenue and $5.1 million of pre-tax income from our date of acquisition through December 31, 2023. During 2022, we acquired 19 retail automotive franchises, consisting of 15 franchises in the U.K. and four franchises in the U.S. During 2022, we also acquired four full-service commercial truck dealerships in Canada adding to PTG's operations. Our financial statements include the results of operations of the acquired entity from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements and may be subject to adjustment pending completion of final valuation. The following table summarizes the

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Accounts receivable	$—	$8.3
Inventories	34.2	111.4
Other current assets	0.2	3.2
Property and equipment	38.7	134.1
Indefinite-lived intangibles	145.2	160.4
Other noncurrent assets	—	—
Current liabilities	(3.4)	(14.3)
Noncurrent liabilities	—	(9.7)
Total cash used in acquisitions	$214.9	$393.4
Our following unaudited consolidated pro forma results of operations for the years ended December 31, 2023 and 2022 give effect to acquisitions consummated during 2023 and 2022 as if they had occurred on January 1, 2022. This pro forma information is based on historical results of operations, adjusted for the income statement effects of incremental interest expense directly resulting from the acquisitions and the related tax effects. The pro forma information is not necessarily indicative of the results that would have been achieved had the transactions occurred on the first day of each of the periods presented or that may be achieved in the future:

	Year Ended December 31,
	2023	2022
Revenues	$29,727.6	$28,624.7
Income from continuing operations attributable to Penske Automotive Group common stockholders	1,057.0	1,393.4
Net income attributable to Penske Automotive Group common stockholders	1,057.0	1,393.4
Income from continuing operations per diluted common share	$15.55	$18.73
Net income per diluted common share	$15.55	$18.73
6. Inventories
Inventories consisted of the following:

	December 31,
	2023	2022
Retail automotive dealership new vehicles	$1,951.3	$1,326.5
Retail automotive dealership used vehicles	1,186.3	1,279.6
Retail automotive parts, accessories, and other	156.2	145.6
Retail commercial truck dealership vehicles and parts	543.7	506.2
Commercial vehicle distribution vehicles, parts, and engines	455.6	251.2
Total inventories	$4,293.1	$3,509.1
We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $49.1 million, $53.3 million, and $63.7 million during the years ended December 31, 2023, 2022, and 2021, respectively.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
7. Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2023	2022
Buildings and leasehold improvements	$2,763.2	$2,437.9
Furniture, fixtures, and equipment	1,024.1	960.9
Total	$3,787.3	$3,398.8
Less: Accumulated depreciation	(1,022.1)	(902.3)
Property and equipment, net	$2,765.2	$2,496.5
Approximately $30.9 million and $30.1 million of net capitalized interest is included in buildings and leasehold improvements as of December 31, 2023 and 2022, respectively, and is being depreciated over the useful life of the related assets.
8. Intangible Assets
Following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the years ended December 31, 2023, and 2022:

	Goodwill	Other Indefinite-Lived Intangible Assets
Balance — December 31, 2021 (1)	$2,124.1	$641.5
Additions	93.8	66.6
Disposals	(1.9)	(3.7)
Foreign currency translation	(61.3)	(13.5)
Balance — December 31, 2022 (1)	$2,154.7	$690.9
Additions	95.9	51.3
Disposals	—	(0.1)
Impairment	(40.7)	—
Foreign currency translation	25.0	6.1
Balance — December 31, 2023 (2)	$2,234.9	$748.2
____________________
(1)Net of accumulated goodwill impairment losses of $606.3 million recorded prior to December 31, 2012
(2)Net of accumulated goodwill impairment losses of $647.0 million

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
Following is a summary of the changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2023, and 2022:

	Retail Automotive	Retail Commercial Truck	Other	Total
Balance — December 31, 2021	$1,622.2	$422.3	$79.6	$2,124.1
Additions	49.9	43.9	—	93.8
Disposals	(1.9)	—	—	(1.9)
Foreign currency translation	(52.6)	(3.9)	(4.8)	(61.3)
Balance — December 31, 2022	$1,617.6	$462.3	$74.8	$2,154.7
Additions	64.3	29.9	1.7	95.9
Disposals	—	—	—	—
Impairment	(40.7)	—	—	(40.7)
Foreign currency translation	22.8	2.1	0.1	25.0
Balance — December 31, 2023	$1,664.0	$494.3	$76.6	$2,234.9
For reporting units within our Retail Automotive, Retail Commercial Truck, and Other reportable segments, we prepared a quantitative assessment of the carrying value of goodwill. We estimated the fair value of our reporting units using an income approach. The income approach measures fair value by discounting expected future cash flows at a weighted average cost of capital. We also validate the fair value for each reporting unit using the income approach by calculating a cash earnings multiple and determining whether the multiple was reasonable compared to recent market transactions completed by the Company or in the industry. As part of that assessment, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization. We believe this reconciliation process is consistent with a market participant perspective. This consideration would also include a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest and other significant assumptions, including revenue growth, terminal growth rates, EBITDA margin, and the weighted average cost of capital.
Based on our assessment as of October 1, 2023, and in conjunction with our fourth quarter annual forecasting process for 2024 which impacts key assumptions used in our goodwill impairment assessment, we determined the carrying value of goodwill related our Used Vehicle Dealerships International reporting unit was greater than the fair value of the reporting unit. As a result, we recorded a non-cash impairment charge of $40.7 million to reduce the carrying value to fair value.
We had no impairment charges relating to our intangible assets with respect to the sale or closure of certain franchised dealerships during 2023 and 2022. There is no goodwill recorded in our Non-Automotive Investments reportable segment.
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
The weighted average interest rate on floor plan borrowings was 4.5%, 1.9%, and 0.9% for 2023, 2022, and 2021, respectively. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle and all floor plan notes payable relating to pre-owned vehicles as "Floor plan notes payable — non-trade" on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.
10. Long-Term Debt
Long-term debt consisted of the following:

	December 31,
	2023	2022
U.S. credit agreement — revolving credit line	$—	$—
U.K. credit agreement — revolving credit line	—	24.2
3.50% senior subordinated notes due 2025	547.7	546.2
3.75% senior subordinated notes due 2029	495.8	495.1
Canada credit agreement	81.5	—
Australia credit agreement	62.7	21.6
Mortgage facilities	402.1	494.3
Other	39.4	40.7
Total long-term debt	$1,629.2	$1,622.1
Less: current portion	(209.7)	(75.2)
Net long-term debt	$1,419.5	$1,546.9
Scheduled maturities of long-term debt for each of the next five years and thereafter are as follows:

2024	$209.7
2025	581.5
2026	23.2
2027	37.6
2028	54.1
2029 and thereafter	723.1
Total long-term debt reported	$1,629.2
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
The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations, and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of December 31, 2023, we had no revolver borrowings under the U.S. credit agreement.
U.K. Credit Agreement
On December 5, 2023, Penske Automotive Group, Inc. (the “Company”) amended its revolving credit agreement among its subsidiaries in the U.K. (the “U.K. subsidiaries”), National Westminster Bank Plc and BMW Financial Services (GB) Limited (“BMW Financial”) (the “U.K. credit agreement”) to increase permitted capital expenditures under the facility from £100.0 million to £150.0 million per year.
The U.K. credit agreement provides up to a £200.0 million revolving line of credit to be used for working capital, acquisitions, capital expenditures, investments and general corporate purposes. The revolving loans bear interest between defined Sterling Overnight Index Average (“SONIA”) plus 1.10% and defined SONIA plus 2.10%. In addition, the U.K. credit agreement includes a £100.0 million “accordion” feature which allows the U.K. subsidiaries to request up to an additional £100.0 million of facility capacity, subject to certain limitations. The lenders may agree to provide additional capacity, and, if not, the U.K. subsidiaries may add an additional lender, if available, to the facility to provide such additional capacity. In January 2024, the lenders agreed to extend the facility by one year, and it now expires in January 2028. The U.K. credit agreement is guaranteed by the holding company of a majority of our international subsidiaries, PAG International Ltd. As of December 31, 2023, we had no revolver borrowings under the U.K. credit agreement.
The U.K. credit agreement is fully and unconditionally guaranteed on a joint and several basis by our U.K. subsidiaries, and contains a number of significant covenants that, among other things, limit the ability of our U.K. subsidiaries to pay dividends, dispose of assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make investments or acquisitions and engage in mergers or consolidations. In addition, our U.K. subsidiaries are required to comply with defined ratios and tests, including: a ratio of earnings before interest, taxes, amortization, and rental payments (“EBITAR”) to interest plus rental payments, a measurement of maximum capital expenditures, and a debt to EBITDA ratio. A breach of these requirements would give rise to certain remedies under the U.K. credit agreement, the most severe of which is the termination of the agreement and acceleration of any amounts owed.
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
Canada Credit Agreement
One of our Canadian subsidiaries is party to a CAD $150.0 million revolving line of credit with Daimler Truck Financial Services Canada Corporation ("DTFS") which we use in relation to our Canadian Premier Truck Group retail operations (the "Canada credit agreement"). The Canada credit agreement bears interest at a rate of Canadian Prime (determined by the Royal Bank of Canada) ("Canadian Prime Rate") minus 0.50%; provided that DTFS is entitled to demand repayment of any outstanding borrowings under the Canada revolving note and, following such demand, the interest rate on outstanding borrowings shall be increased to the Canadian Prime Rate plus 2.00%. The Canada credit agreement is guaranteed by PAG International Ltd. As of December 31, 2023, we had CAD $108.0 million ($81.5 million) of outstanding borrowings under the Canada credit agreement.
Australia Credit Agreement
Penske Australia is party to an AU $100.0 million credit agreement with Daimler Truck Financial Services Australia Pty Ltd (the "Australia credit agreement"), which agreement was extended from AU $75.0 million to AU $100.0 million in November 2023. The Australia credit agreement provides the lender with a secured interest in all assets of these businesses, is terminable with six months' notice, and carries an interest rate of Australian BBSW 30-day Bill Rate plus 2.29%. As of December 31, 2023, we had AU $92.0 million ($62.7 million) outstanding borrowings under the Australia credit agreement.
Mortgage Facilities
We are party to mortgages that bear interest at defined rates and require monthly principal and interest payments. We also have a revolving mortgage facility with Toyota Motor Credit Corporation in the U.S. with a maximum borrowing capacity of $300.0 million contingent on property values and a borrowing capacity as of December 31, 2023, of $252.3 million. The facility bears interest at the prime rate minus 1.68% and expires in December 2025. As of December 31, 2023, we had $10.0 million of outstanding borrowings under this mortgage facility. Our mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain dealerships operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of December 31, 2023, we owed $402.1 million of principal under all of our mortgage facilities.
11. Commitments and Contingent Liabilities
We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of December 31, 2023, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition, or cash flows.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
We lease land and facilities, including certain dealerships and office space. Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a "rent coverage" ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of the other lease covenants gives rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. Refer to the disclosures provided in Note 3 for further description of our leases. Rent expense for land and facilities for the years ended December 31, 2023, 2022, and 2021 amounted to $247.9 million, $243.3 million, and $237.9 million, respectively.
We have sold a number of dealerships to third parties and as a condition to certain of those sales, remain liable for the lease payments relating to the properties on which those businesses operate in the event of non-payment by the buyer. We are also party to lease agreements on properties that we no longer use in our retail operations that we have sublet to third parties. We rely on subtenants to pay the rent and maintain the property at these locations. In the event the subtenant does not perform as expected, we may not be able to recover amounts owed to us, and we could be required to fulfill these obligations. We believe we have made appropriate reserves relating to these locations. We currently guarantee or are otherwise liable for approximately $95.2 million of these lease payments, including lease payments during available renewal periods.
Our floor plan credit agreements with Daimler Truck Financial Services Australia and Mercedes-Benz Financial Services New Zealand ("MBA") provide us revolving loans for the acquisition of commercial vehicles for distribution to our retail network. These facilities include a commitment to repurchase dealer vehicles in the event the dealer's floor plan agreement with MBA is terminated.
We have $25.2 million of letters of credit outstanding and $19.8 million of bank guarantees as of December 31, 2023, and have posted $30.3 million of surety bonds in the ordinary course of business.
12. Related Party Transactions
We sometimes pay to and/or receive fees from Penske Corporation, its subsidiaries, and its affiliates for services rendered in the ordinary course of business or to reimburse payments made to third parties on each other's behalf. These transactions are reviewed periodically by our Audit Committee and reflect the provider's cost or an amount mutually agreed upon by both parties. During 2023, 2022, and 2021, Penske Corporation and its affiliates billed us $5.3 million, $5.1 million, and $6.7 million, respectively, and we billed Penske Corporation and its affiliates $1.3 million, $1.3 million, and $38 thousand, respectively, for such services. As of December 31, 2023, and 2022, we had $44 thousand and $50 thousand of receivables from, and $0.5 million and $0.6 million of payables to, Penske Corporation and its subsidiaries, respectively.
Our officers, directors, and their affiliates periodically purchase, lease, or sell vehicles and parts from us or PTS at fair market value. This includes purchases and sales of trucks, logistics, and other services and parts as between our subsidiaries and those of PTS (principally consisting of purchases of $42.3 million of trucks and parts by PTS from our PTG subsidiaries and purchases of $2.7 million of used trucks and towing services by PTG from PTS).
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
In 2023, 2022, and 2021, we received $168.8 million, $356.6 million, and $165.5 million, respectively, from PTS in pro rata cash dividends. In 2014, we formed a venture with PTS, Penske Commercial Leasing Australia. This venture combines PTS' fleet operations expertise with our market knowledge of commercial vehicles to rent heavy-duty commercial vehicles in Australia. This venture is accounted for as an equity method investment as discussed in Note 4.
On December 22, 2023, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Penske Investments Limited Partnership, a Nevada partnership owned by entities affiliated with our Chair and Chief Executive Officer Roger S. Penske (“PILP”), to acquire all of the issued and outstanding capital stock of Don Allen Auto Service, Inc., a Massachusetts corporation (the “Dealership Entity”), for an initial purchase price of $12,340,000 in cash, subject to certain adjustments. The Dealership Entity owns Don Allen Ford Nantucket and Don Allen Chrysler Dodge Jeep Ram (the “Dealerships”) located in Nantucket, MA, as well as associated real property. Under the terms of the Purchase Agreement, the purchase price was to be increased or decreased after the closing based on the finally determined net worth of the Dealership Entity as of the closing date compared to a net worth target based on the Dealership Entity’s historical assets and liabilities. We closed the transactions contemplated by the Purchase Agreement on January 16, 2024.
Joint Venture Relationships
From time to time, we enter into joint venture relationships in the ordinary course of business, pursuant to which we own and operate automotive dealerships together with other investors. We may also provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of December 31, 2023, our automotive joint venture relationships were as follows:

Location	Dealerships	Ownership Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Sprinter, Porsche	80.00%	(A)
Greenwich, Connecticut	Mercedes-Benz	80.00%	(A)
Northern Italy	BMW, MINI, Maserati, Porsche, Audi, Jaguar, Land Rover, Volvo, Mercedes-Benz, smart, Lamborghini	84.10%	(A)
Frankfurt, Germany	Lexus, Toyota, Volkswagen	50.00%	(B)
Barcelona, Spain	BMW, MINI	50.00%	(B)
_________________
(A) Entity is consolidated in our financial statements.
(B) Entity is accounted for using the equity method of accounting.
As noted above, we are party to non-automotive joint ventures representing our investments in PTS (28.9%) and Penske Commercial Leasing Australia (28%) that are accounted for under the equity method, as more fully discussed in Note 4.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
13. Stock-Based Compensation
Our key employees, outside directors, consultants, and advisors are eligible to receive stock-based compensation pursuant to the terms of our 2020 Equity Incentive Plan (the “2020 Plan”). This plan allows for the issuance of shares for stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other awards. The 2020 Plan allows for up to 5,000,000 awards, of which 3,944,430 shares of common stock were available for grant as of December 31, 2023, and terminates once all awards have been issued. Compensation expense related to our equity incentive plans were $27.9 million, $25.5 million, and $23.1 million during 2023, 2022, and 2021, respectively.
Restricted Stock
During 2023, 2022, and 2021, we granted 210,222, 291,832, and 439,633 shares, respectively, of restricted common stock and restricted stock units at no cost to participants under the plan. These awards provide dividend rights prior to vesting, and the restricted stock provides voting rights prior to vesting. The awards are subject to forfeiture and are non-transferable, which restrictions generally lapse over a four-year period from the grant date at a rate of 15%, 15%, 20% and 50% per year. We have determined that the grant date quoted market price of the underlying common stock is the appropriate measure of compensation cost. This cost is amortized as expense over the restriction period. As of December 31, 2023, there was $44.2 million of unrecognized compensation cost related to the restricted stock, which is expected to be recognized over the restricted period.
Presented below is a summary of the status of our restricted stock as of December 31, 2023 and 2022 and changes during the year ended December 31, 2023:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
December 31, 2021	1,082,844	$56.26
Granted	291,832	100.53
Vested	(352,585)	53.07
Forfeited	(4,071)	62.91
December 31, 2022	1,018,020	$70.03	$117.0
Granted	210,222	146.48
Vested	(399,362)	58.62
Forfeited	(5,407)	87.40
December 31, 2023	823,473	$94.98	$132.2

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
14. Equity
A summary of shares repurchased under our securities repurchase program, and shares acquired, is as follows:

	Year Ended December 31,
	2023	2022	2021
Shares repurchased (1)	2,640,152	8,065,707	3,112,404
Aggregate purchase price	$358.7	$869.3	$280.6
Average purchase price per share	$135.86	$107.78	$90.13

Shares acquired (2)	168,464	148,440	149,176
Aggregate purchase price	$23.5	$17.2	$12.9
Average purchase price per share	$139.45	$115.97	$86.78
________________________
(1)Shares were repurchased under our securities repurchase program. We had $215.5 million in repurchase authorization remaining under the repurchase program as of December 31, 2023.
(2)Shares were acquired from employees in connection with a net share settlement feature of employee equity awards.
15. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component and the reclassifications out of accumulated other comprehensive income (loss) during the years ended December 31, 2023, 2022, and 2021 attributable to Penske Automotive Group common stockholders follows:

	Foreign Currency Translation	Interest Rate Swaps	Other	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2021	$(135.5)	$(3.2)	$(21.9)	$(160.6)
Other comprehensive income (loss) before reclassifications	(38.9)	4.4	27.5	(7.0)
Amounts reclassified from accumulated other comprehensive income (loss) — net of tax provision of $0.3	—	(1.2)	—	(1.2)
Net current-period other comprehensive income (loss)	(38.9)	3.2	27.5	(8.2)
Balance at December 31, 2021	$(174.4)	$—	$5.6	$(168.8)
Other comprehensive income (loss) before reclassifications	(153.7)	—	(12.8)	(166.5)
Amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	—	—	—
Net current-period other comprehensive income (loss)	(153.7)	—	(12.8)	(166.5)
Balance at December 31, 2022	$(328.1)	$—	$(7.2)	$(335.3)
Other comprehensive income (loss) before reclassifications	65.5	—	5.7	71.2
Amounts reclassified from accumulated other comprehensive income (loss) — net of tax	—	—	—	—
Net current-period other comprehensive income (loss)	65.5	—	5.7	71.2
Balance at December 31, 2023	$(262.6)	$—	$(1.5)	$(264.1)

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
16. Income Taxes
Income from continuing operations before income taxes by geographic region was as follows:

	Year Ended December 31,
	2023	2022	2021
U.S.	$1,119.9	$1,474.5	$1,242.6
Non-U.S.	299.6	384.7	365.1
Income from continuing operations before income taxes	$1,419.5	$1,859.2	$1,607.7
Income taxes relating to income from continuing operations consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$131.0	$200.6	$115.7
State and local	53.4	71.6	48.1
Non-U.S.	74.7	76.6	67.7
Total current	$259.1	$348.8	$231.5
Deferred:
Federal	85.5	98.8	129.9
State and local	10.0	17.1	33.9
Non-U.S.	6.3	8.3	21.0
Total deferred	$101.8	$124.2	$184.8
Income taxes	$360.9	$473.0	$416.3
Income taxes relating to income from continuing operations varied from the U.S. federal statutory income tax rate due to the following:

	Year Ended December 31,
	2023	2022	2021
Income taxes at federal statutory rate	$298.1	$390.4	$337.6
State and local income taxes, net of federal taxes	47.7	67.3	64.6
Non-U.S. income taxed at other rates	18.2	4.1	11.9
Other	(3.1)	11.2	2.2
Income taxes	$360.9	$473.0	$416.3

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
The components of deferred tax assets and liabilities as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Deferred Tax Assets
Accrued liabilities	$77.3	$68.9
Net operating loss and credit carryforwards	49.3	50.5
Leasing liabilities	624.8	628.7
Other	36.6	36.6
Total deferred tax assets	788.0	784.7
Valuation allowance	(58.2)	(62.8)
Net deferred tax assets	$729.8	$721.9
Deferred Tax Liabilities
Depreciation and amortization	(354.2)	(314.1)
Partnership investments	(972.1)	(890.4)
Leasing assets	(624.8)	(628.7)
Other	(10.4)	(9.7)
Total deferred tax liabilities	(1,961.5)	(1,842.9)
Net deferred tax liabilities	$(1,231.7)	$(1,121.0)
We are not permanently reinvested in a portion of our previously taxed unremitted foreign earnings, which may be distributed in the future. At December 31, 2023, we have accrued the appropriate amount of U.S. state income taxes and foreign withholding taxes for the unremitted foreign earnings that are not permanently reinvested. We have not provided any U.S. taxes on a total temporary difference of $352.8 million related to the excess of financial reporting basis over tax basis in our non-U.S. subsidiaries as it is our position that we are permanently reinvested for this basis difference.
At December 31, 2023, we have $108.9 million of state net operating loss carryforwards in the U.S. that expire at various dates beginning in 2024 through 2044, a U.S. foreign tax credit carryforward of $32.0 million that will expire beginning in 2027, U.K. capital loss carryforwards of $6.4 million that will not expire, Germany net operating loss carryforwards of $29.1 million that will not expire, and Italy net operating loss carryforwards of $0.1 million that will not expire. The Company used $17.3 million of state net operating loss carryforwards in the U.S. in 2023.
A valuation allowance of $0.7 million has been recorded against the state net operating loss carryforwards in the U.S. and a valuation allowance of $32.0 million has been recorded against the U.S. foreign tax credit carryforward as of December 31, 2023. A valuation allowance of $2.4 million has been recorded against German net operating losses and other deferred tax assets. A valuation allowance of $23.1 million has been recorded against U.K. deferred tax assets related to buildings as of December 31, 2023.
Generally accepted accounting principles relating to uncertain income tax positions prescribe a minimum recognition threshold a tax position is required to meet before being recognized and provides guidance on the derecognition, measurement, classification, and disclosure relating to income taxes.
We have elected to include interest and penalties in our income tax expense. The total interest and penalties included within uncertain tax positions at December 31, 2023, were $0. We do not expect a significant change to the amount of uncertain tax positions within the next twelve months. Our U.S. federal returns remain open to examination for 2017, 2020, 2021, and 2022 and various U.S. state jurisdictions are open for periods ranging from 2018 through 2022. The portion of the total amount of uncertain tax positions that would, if recognized, impact the effective tax rate was $0.5 million as of December 31, 2023, 2022, and 2021, respectively.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
17. Segment Information
Our operations are organized by management into operating segments by line of business and geography. We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations which includes our investment in PTS and other various investments. The Retail Automotive reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and our retail automotive joint ventures. The individual dealership operations included in the Retail Automotive reportable segment now represent two operating segments as previously discussed in Note 1: United States Retail Automotive and International Retail Automotive. These operating segments have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and/or used vehicles, service, parts, and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals), and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The accounting policies of the segments are the same and are described in Note 1.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
The following table summarizes revenues, gross profit, selling, general, and administrative expenses, floor plan interest expense, other interest expense, depreciation, equity in earnings of affiliates, and income from continuing operations before income taxes, which is the measure of segment performance by which management allocates resources to its segments and which we refer to as segment income, for each of our reportable segments.

	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Total
Revenues
2023	$25,209.1	$3,684.3	$634.0	$—	$29,527.4
2022	23,694.7	3,541.3	578.8	—	27,814.8
2021	22,513.3	2,465.7	575.7	—	25,554.7
Gross profit
2023	$4,176.2	$592.4	$165.2	$—	$4,933.8
2022	4,126.4	555.1	157.3	—	4,838.8
2021	3,870.2	416.9	153.7	—	4,440.8
Selling, general, and administrative expenses
2023	$2,948.8	$339.2	$112.6	$—	$3,400.6
2022	2,790.4	318.3	115.0	—	3,223.7
2021	2,607.3	243.3	112.3	—	2,962.9
Floor plan interest expense
2023	$116.0	$14.5	$2.6	$—	$133.1
2022	44.5	7.5	0.4	—	52.4
2021	23.9	1.9	0.4	—	26.2
Other interest expense
2023	$90.3	$1.3	$1.0	$—	$92.6
2022	65.1	3.9	1.4	—	70.4
2021	63.8	3.3	1.5	—	68.6
Depreciation
2023	$124.7	$11.6	$4.7	$—	$141.0
2022	112.7	10.0	4.6	—	127.3
2021	108.7	7.9	4.9	—	121.5
Equity in earnings of affiliates
2023	$3.9	$—	$—	$289.8	$293.7
2022	3.5	—	—	490.7	494.2
2021	8.2	—	—	366.3	374.5
Segment income
2023 (1)	$860.5	$225.0	$44.2	$289.8	$1,419.5
2022	1,118.0	214.7	35.8	490.7	1,859.2
2021	1,046.6	160.3	34.5	366.3	1,607.7
__________________________
(1)Retail automotive segment income includes $40.7 million of impairment charges in 2023 related to our Used Vehicle Dealerships International reporting unit.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
Total assets, equity method investments, and capital expenditures by reportable segment are as set forth in the table below:

	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Total
Total assets
2023	$11,408.3	$1,690.8	$842.0	$1,730.4	$15,671.5
2022	10,483.3	1,471.9	563.6	1,595.8	14,114.6
Equity method investments
2023	$44.5	$—	$—	$1,730.4	$1,774.9
2022	41.1	—	—	1,595.8	1,636.9
Capital expenditures
2023	$306.9	$60.1	$8.3	$—	$375.3
2022	245.6	31.2	5.7	—	282.5
2021	239.4	6.3	3.2	—	248.9
The following table presents revenue and long-lived assets (all non-current assets except goodwill, other indefinite-lived intangible assets, and operating lease right-of-use assets) by geographic area:

	Year Ended December 31,
	2023	2022	2021
Revenue from external customers:
U.S.	$17,186.5	$16,801.7	$15,275.9
Non-U.S.	12,340.9	11,013.1	10,278.8
Total revenue from external customers	$29,527.4	$27,814.8	$25,554.7
Long-lived assets, net:
U.S.	$3,255.4	$3,001.8
Non-U.S.	1,347.8	1,186.9
Total long-lived assets	$4,603.2	$4,188.7
The Company's non-U.S. operations are predominantly based in the U.K.

Schedule II
PENSKE AUTOMOTIVE GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Description	Balance at Beginning of Year	Additions	Deductions, Recoveries, & Other	Balance at End of Year
Year Ended December 31, 2023
Allowance for doubtful accounts	$6.6	$2.2	$(2.0)	$6.8
Tax valuation allowance	62.8	3.4	(8.0)	58.2
Year Ended December 31, 2022
Allowance for doubtful accounts	$6.8	$3.7	$(3.9)	$6.6
Tax valuation allowance	67.0	0.6	(4.8)	62.8
Year Ended December 31, 2021
Allowance for doubtful accounts	$5.5	$4.8	$(3.5)	$6.8
Tax valuation allowance	64.2	6.4	(3.6)	67.0