Form 10-Q
period 2024-03-31
PENSKE AUTOMOTIVE GROUP, INC.
filed 2024-04-30
CIK 1019849

4

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 26, 2024, there were 66,879,277 shares of voting common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
	(In millions, except share and per share amounts)
ASSETS
Cash and cash equivalents	$116.9	$96.4
Accounts receivable, net of allowance for doubtful accounts of $6.9 and $6.8	1,062.8	1,114.6
Inventories	4,424.1	4,293.1
Other current assets	206.8	175.6
Total current assets	5,810.6	5,679.7
Property and equipment, net	2,827.8	2,765.2
Operating lease right-of-use assets	2,476.1	2,405.5
Goodwill	2,316.6	2,234.9
Other indefinite-lived intangible assets	836.0	748.2
Equity method investments	1,805.5	1,774.9
Other long-term assets	73.9	63.1
Total assets	$16,146.5	$15,671.5
LIABILITIES AND EQUITY
Floor plan notes payable	$2,376.7	$2,255.6
Floor plan notes payable — non-trade	1,479.2	1,515.9
Accounts payable	962.9	866.9
Accrued expenses and other current liabilities	876.0	809.8
Current portion of long-term debt	215.3	209.7
Total current liabilities	5,910.1	5,657.9
Long-term debt	1,461.9	1,419.5
Long-term operating lease liabilities	2,407.4	2,336.0
Deferred tax liabilities	1,245.2	1,231.7
Other long-term liabilities	275.8	270.8
Total liabilities	11,300.4	10,915.9
Commitments and contingent liabilities (Note 10)
Equity
Penske Automotive Group stockholders' equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 67,049,359 shares issued and outstanding at March 31, 2024; 67,111,181 shares issued and outstanding at December 31, 2023	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	—	—
Retained earnings	5,113.1	4,990.3
Accumulated other comprehensive income (loss)	(297.3)	(264.1)
Total Penske Automotive Group stockholders' equity	4,815.8	4,726.2
Non-controlling interest	30.3	29.4
Total equity	4,846.1	4,755.6
Total liabilities and equity	$16,146.5	$15,671.5
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
	(In millions, except per share amounts)
Revenue:
Retail automotive dealership	$6,478.0	$6,299.8
Retail commercial truck dealership	791.8	895.6
Commercial vehicle distribution and other	178.0	143.6
Total revenues	7,447.8	7,339.0
Cost of sales:
Retail automotive dealership	5,420.8	5,237.2
Retail commercial truck dealership	647.0	748.6
Commercial vehicle distribution and other	134.8	100.9
Total cost of sales	6,202.6	6,086.7
Gross profit	1,245.2	1,252.3
Selling, general, and administrative expenses	879.8	844.9
Depreciation	37.8	33.9
Operating income	327.6	373.5
Floor plan interest expense	(44.8)	(27.9)
Other interest expense	(21.3)	(20.8)
Equity in earnings of affiliates	33.3	82.1
Income before income taxes	294.8	406.9
Income taxes	(78.6)	(107.3)
Net income	216.2	299.6
Less: Income attributable to non-controlling interests	1.0	1.3
Net income attributable to Penske Automotive Group common stockholders	$215.2	$298.3
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Net income attributable to Penske Automotive Group common stockholders	$3.21	$4.31
Shares used in determining basic earnings per share	67.1	69.2
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Net income attributable to Penske Automotive Group common stockholders	$3.21	$4.31
Shares used in determining diluted earnings per share	67.1	69.2
Amounts attributable to Penske Automotive Group common stockholders:
Net income	$216.2	$299.6
Less: Income attributable to non-controlling interests	1.0	1.3
Net income attributable to Penske Automotive Group common stockholders	$215.2	$298.3
Cash dividends per share	$0.87	$0.61
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
	(In millions)
Net income	$216.2	$299.6
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(36.6)	18.3
Other adjustments to comprehensive income	3.6	4.8
Other comprehensive income, net of tax	(33.0)	23.1
Comprehensive income	183.2	322.7
Less: Comprehensive income attributable to non-controlling interests	1.2	1.6
Comprehensive income attributable to Penske Automotive Group common stockholders	$182.0	$321.1
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
	(In millions)
Operating Activities:
Net income	$216.2	$299.6
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	37.8	33.9
Earnings of equity method investments	(33.3)	(82.1)
Deferred income taxes	14.6	13.7
Changes in operating assets and liabilities:
Accounts receivable	75.9	(10.2)
Inventories	(77.2)	(95.2)
Floor plan notes payable	134.8	8.1
Accounts payable and accrued expenses	130.5	131.6
Other	(43.3)	11.8
Net cash provided by operating activities	456.0	311.2
Investing Activities:
Purchases of property, equipment, and improvements	(102.5)	(102.4)
Acquisitions net, including repayment of sellers' floor plan notes payable of $83.1 and $0.0, respectively	(243.6)	—
Other	(6.3)	(3.1)
Net cash used in investing activities	(352.4)	(105.5)
Financing Activities:
Proceeds from borrowings under revolving U.S. credit agreement and mortgage facilities	668.7	611.7
Repayments under revolving U.S. credit agreement and mortgage facilities	(700.2)	(512.0)
Net borrowings (repayments) of other debt	80.2	(23.9)
Net repayments of floor plan notes payable — non-trade	(30.7)	(133.1)
Repurchases of common stock	(32.9)	(110.2)
Dividends	(58.6)	(42.3)
Payment of debt issuance costs	(0.5)	(2.0)
Other	(8.1)	—
Net cash used in financing activities	(82.1)	(211.8)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	0.2
Net change in cash and cash equivalents	20.5	(5.9)
Cash and cash equivalents, beginning of period	96.4	106.5
Cash and cash equivalents, end of period	$116.9	$100.6
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$68.6	$47.7
Income taxes	22.5	23.9
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	Three Months Ended March 31, 2024
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2023	67,111,181	$—	$—	$4,990.3	$(264.1)	$4,726.2	$29.4	$4,755.6
Equity compensation	159,507	—	7.5	—	—	7.5	—	7.5
Repurchases of common stock	(221,329)	—	(7.5)	(25.7)	—	(33.2)	—	(33.2)
Dividends	—	—	—	(58.6)	—	(58.6)	—	(58.6)
Distributions to non-controlling interest	—	—	—	—	—	—	(0.3)	(0.3)
Foreign currency translation	—	—	—	—	(36.8)	(36.8)	0.2	(36.6)
Other	—	—	—	(8.1)	3.6	(4.5)	—	(4.5)
Net income	—	—	—	215.2	—	215.2	1.0	216.2
Balance, March 31, 2024	67,049,359	$—	$—	$5,113.1	$(297.3)	$4,815.8	$30.3	$4,846.1

	Three Months Ended March 31, 2023
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2022	69,681,891	$—	$—	$4,483.3	$(335.3)	$4,148.0	$26.8	$4,174.8
Equity compensation	208,994	—	7.8	—	—	7.8	—	7.8
Repurchases of common stock	(890,327)	—	(7.8)	(103.5)	—	(111.3)	—	(111.3)
Dividends	—	—	—	(42.3)	—	(42.3)	—	(42.3)
Distributions to non-controlling interest	—	—	—	—	—	—	(0.3)	(0.3)
Foreign currency translation	—	—	—	—	18.0	18.0	0.3	18.3
Other	—	—	—	—	4.8	4.8	—	4.8
Net income	—	—	—	298.3	—	298.3	1.3	299.6
Balance, March 31, 2023	69,000,558	$—	$—	$4,635.8	$(312.5)	$4,323.3	$28.1	$4,351.4
See Notes to Consolidated Condensed Financial Statements.

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
Retail Automotive. As of March 31, 2024, we operated 360 retail automotive franchised dealerships, of which 152 are located in the U.S. and 208 are located outside of the U.S. The franchised dealerships outside of the U.S. are located primarily in the U.K. As of March 31, 2024, we also operated 18 used vehicle dealerships, with six dealerships in the U.S. and 12 dealerships in the U.K., which retailed used vehicles under a one price, "no-haggle" methodology under the CarShop brand.
Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services, the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts, replacement and aftermarket automotive products, and at certain of our locations, collision repair services. We operate our franchised dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry. Beginning in 2023, we transitioned some of our dealerships in the U.K. and Europe to an agency model under which we receive a fee for facilitating the sale by the manufacturer of a new vehicle but do not hold the vehicle in inventory. Vehicles sold under this agency model are counted as new agency units sold instead of new retail units sold by us, and only the fee we receive from the manufacturer, not the price of the vehicle, is reported as new revenue (as opposed to previously recording all of the vehicle sale price as new revenue) with no corresponding cost of sale. We continue to provide new vehicle customer service under the agency model, and the agency model at this time has not changed our used vehicle sales operations or service and parts operations, although the long-term impact of the agency model at these dealerships as well as other agency models proposed by our manufacturer partners is uncertain.
During the three months ended March 31, 2024, we acquired 16 retail automotive franchises and opened one retail automotive franchise in the U.K., acquired one Ford dealership and one Chrysler/Dodge/Jeep/Ram dealership in the U.S., and acquired two retail automotive franchises in Italy. In the U.S., we also closed one CarShop location. In April 2024, we entered into an agreement to acquire two Porsche dealerships and one Ducati motorcycle dealership in Melbourne, Australia, which is expected to close in the second quarter of 2024, subject to customary conditions.
Retail Commercial Truck Dealership. We operate Premier Truck Group ("PTG"), a heavy- and medium-duty truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations across nine U.S. states and the Canadian provinces of Ontario and Manitoba. As of March 31, 2024, PTG operated 43 locations selling new and/or used trucks, performing service and parts operations, or offering collision repair services.
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
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 is unaudited but includes all adjustments which our management believes to be necessary for the fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2023, which are included as part of our Annual Report on Form 10-K.
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

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.50% senior subordinated notes due 2025	548.0	533.3	547.7	$529.7
3.75% senior subordinated notes due 2029	496.0	445.4	495.8	444.4
Mortgage facilities (1)	359.0	333.2	402.1	378.5
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
In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $48.4 million and $42.7 million as of March 31, 2024, and December 31, 2023, respectively.
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
The amount of consideration we receive for vehicle and product sales is stated within the executed contract with our customer. The amount of consideration we receive for parts and service sales is based upon labor hours expended and parts utilized to perform and complete the necessary services to our customers. Payment is typically due upon delivery, upon invoice, or within a period of time shortly thereafter. We receive payment from our customers upon transfer of control or within a period typically within 45 days subsequent to transfer of control or invoice.
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
The amount of consideration we receive for engine, product, and power generation sales is stated within the executed contract with our customer. The amount of consideration we receive for service sales is based upon labor hours expended and parts utilized to perform and complete the necessary services to our customers. Payment is typically due upon delivery, upon invoice, or within a period of time shortly thereafter. We receive payment from our customers upon transfer of control or within a period typically within 45 days subsequent to transfer of control or invoice.
Retail Automotive Dealership
The following tables disaggregate our retail automotive segment revenue by product type and geographic location for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Retail Automotive Dealership Revenue	2024	2023
New vehicle	$2,802.6	$2,721.3
Used vehicle	2,336.2	2,297.1
Finance and insurance, net	206.0	206.8
Service and parts	746.1	683.0
Fleet and wholesale	387.1	391.6
Total retail automotive dealership revenue	$6,478.0	$6,299.8

	Three Months Ended March 31,
Retail Automotive Dealership Revenue	2024	2023
U.S.	$3,415.0	$3,378.2
U.K.	2,546.5	2,472.4
Germany, Italy, and Japan	516.5	449.2
Total retail automotive dealership revenue	$6,478.0	$6,299.8
Retail Commercial Truck Dealership
The following table disaggregates our retail commercial truck segment revenue by product type for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Retail Commercial Truck Dealership Revenue	2024	2023
New truck	$494.2	$600.2
Used truck	62.4	49.5
Finance and insurance, net	5.3	5.0
Service and parts	223.6	228.0
Other	6.3	12.9
Total retail commercial truck dealership revenue	$791.8	$895.6
Commercial Vehicle Distribution and Other
Our other reportable segment relates to our Penske Australia business. Commercial vehicle distribution and other revenue was $178.0 million, including $67.0 million of service and parts revenue, during the three months ended March 31, 2024, and $143.6 million, including $61.3 million of service and parts revenue, during the three months ended March 31, 2023.
Contract Balances
The following table summarizes our accounts receivable and unearned revenues as of March 31, 2024, and December 31, 2023:

	March 31, 2024	December 31, 2023
Accounts receivable
Contracts in transit	$319.8	$361.9
Vehicle receivables	175.8	170.6
Manufacturer receivables	212.0	218.9
Trade receivables	334.8	344.1

Accrued expenses
Unearned revenues	$267.4	$280.2
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

Unearned revenues primarily relate to payments received from customers prior to satisfaction of our performance obligations, such as refundable customer deposits, non-refundable customer deposits, and deferred revenues from operating leases. These amounts are presented within "Accrued expenses and other current liabilities" on our consolidated balance sheets. Of the amounts recorded as unearned revenues as of December 31, 2023, $112.5 million was recognized as revenue during the three months ended March 31, 2024.
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
We estimate the total undiscounted rent obligations under these leases, including any extension periods that we are reasonably certain to exercise, to be $5.4 billion as of March 31, 2024. Some of our lease arrangements include rental payments that are adjusted based on an index or rate, such as the Consumer Price Index (CPI). As the rate implicit in the lease is generally not readily determinable for our operating leases, the discount rates used to determine the present value of our lease liability are based on our incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. Our incremental borrowing rate for a lease is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a "rent coverage" ratio and a ratio of debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA"), each as defined. For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of the other lease covenants gives rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease.
In connection with the sale, relocation, and closure of certain of our dealerships, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties for the three months ended March 31, 2024 and 2023 was $3.9 million and $4.2 million, respectively. We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period. We do not have any material leases that have not yet commenced as of March 31, 2024.

The following table summarizes our net operating lease cost during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Lease Cost
Operating lease cost (1)	$67.3	$64.4
Sublease income	(3.9)	(4.2)
Total lease cost	$63.4	$60.2
_________________
(1)Includes short-term leases and variable lease costs, which are immaterial.
The following table summarizes supplemental cash flow information related to our operating leases:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$66.5	$64.0
Right-of-use assets modified or obtained in exchange for operating lease liabilities, net	$102.1	$(23.2)
Supplemental balance sheet information related to the weighted average remaining lease term and discount rate of our leases is as follows:

	March 31, 2024	December 31, 2023
Lease Term and Discount Rate
Weighted-average remaining lease term - operating leases	24 years	24 years
Weighted-average discount rate - operating leases	6.7%	6.7%
The following table summarizes the maturity of our lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on our consolidated condensed balance sheet as of March 31, 2024:

Maturity of Lease Liabilities	March 31, 2024
2024 (1)	$190.0
2025	249.1
2026	244.0
2027	234.7
2028	233.0
2029	227.1
2030 and thereafter	4,009.4
Total future minimum lease payments	$5,387.3
Less: Imputed interest	(2,891.9)
Present value of future minimum lease payments	$2,495.4

Current operating lease liabilities (2)	$88.0
Long-term operating lease liabilities	2,407.4
Total operating lease liabilities	$2,495.4
____________________
(1)Excludes the three months ended March 31, 2024.
(2)Included within "Accrued expenses and other current liabilities" on Consolidated Condensed Balance Sheet as of March 31, 2024.

4. Inventories
Inventories consisted of the following:

	March 31, 2024	December 31, 2023
Retail automotive dealership new vehicles	$2,001.4	$1,951.3
Retail automotive dealership used vehicles	1,161.1	1,186.3
Retail automotive parts, accessories, and other	162.7	156.2
Retail commercial truck dealership vehicles and parts	645.1	543.7
Commercial vehicle distribution vehicles, parts, and engines	453.8	455.6
Total inventories	$4,424.1	$4,293.1
We receive credits from certain vehicle manufacturers that reduce the cost of sales when the vehicles are sold. Such credits amounted to $14.4 million and $13.3 million during the three months ended March 31, 2024 and 2023, respectively.
5. Business Combinations
During the three months ended March 31, 2024, we acquired 16 retail automotive franchises in the U.K. and acquired two retail automotive franchises in Italy. The companies acquired during the three months ended March 31, 2024, generated $198.9 million of revenue and $4.9 million of pre-tax income from our date of acquisition through March 31, 2024. During the three months ended March 31, 2023, we made no acquisitions. Our financial statements include the results of operations of the acquired entities from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements and may be subject to adjustment pending completion of final valuation. The following table summarizes the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the three months ended March 31, 2024:

Three Months Ended March 31,
2024
Accounts receivable	$33.6
Inventories	90.3
Other current assets	—
Property and equipment	14.9
Indefinite-lived intangibles	185.8
Other noncurrent assets	—
Current liabilities	(55.1)
Noncurrent liabilities	(25.9)
Total cash used in acquisitions	$243.6
Our following unaudited consolidated pro forma results of operations for the three months ended March 31, 2024 and 2023 give effect to acquisitions consummated during 2024 and 2023 as if they had occurred on January 1, 2023. This pro forma information is based on historical results of operations, adjusted for the income statement effects of incremental interest expense directly resulting from the acquisitions and the related tax effects. The pro forma information is not necessarily indicative of the results that would have been achieved had the transactions occurred on the first day of each of the periods presented or that may be achieved in the future:

	Three Months Ended March 31,
	2024	2023
Revenues	$7,468.2	$7,688.4
Net income attributable to Penske Automotive Group common stockholders	215.4	304.6
Net income per diluted common share	$3.21	$4.40

6. Intangible Assets
The following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the three months ended March 31, 2024:

	Goodwill	Other Indefinite- Lived Intangible Assets
Balance, January 1, 2024	$2,234.9	$748.2
Additions	93.1	92.7
Disposals	—	—
Foreign currency translation	(11.4)	(4.9)
Balance, March 31, 2024	$2,316.6	$836.0
As of March 31, 2024, the goodwill balance for reporting units within our Retail Automotive, Retail Commercial Truck, and Other reportable segments was $1,750.8 million, $492.3 million, and $73.5 million, respectively. There is no goodwill recorded in our Non-Automotive Investments reportable segment.
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
The weighted average interest rate on floor plan borrowings was 4.9% and 4.0% for the three months ended March 31, 2024 and 2023, respectively. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle and all floor plan notes payable relating to pre-owned vehicles as "Floor plan notes payable — non-trade" on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.
8. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average shares of voting common stock outstanding, including unvested restricted stock awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average shares of voting common stock outstanding, adjusted for the dilutive impact of unissued shares paid to directors during the year as compensation. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023 follows:

	Three Months Ended March 31,
	2024	2023
Weighted average number of common shares outstanding	67,061,968	69,201,232
Effect of non-participatory equity compensation	15,433	17,629
Weighted average number of common shares outstanding, including effect of dilutive securities	67,077,401	69,218,861
9. Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2024	December 31, 2023
U.S. credit agreement — revolving credit line	$—	$—
U.K. credit agreement — revolving credit line	80.8	—
3.50% senior subordinated notes due 2025	548.0	547.7
3.75% senior subordinated notes due 2029	496.0	495.8
Canada credit agreement	82.7	81.5
Australia credit agreement	65.1	62.7
Mortgage facilities	359.0	402.1
Other	45.6	39.4
Total long-term debt	1,677.2	1,629.2
Less: current portion	(215.3)	(209.7)
Net long-term debt	$1,461.9	$1,419.5
U.S. Credit Agreement
Our U.S. Credit Agreement with Mercedes-Benz Financial Services USA LLC, Toyota Motor Credit Corporation, and Daimler Truck Financial Services USA LLC (as amended, the "U.S. Credit Agreement") provides for up to $1.2 billion in revolving loans for working capital, acquisitions, capital expenditures, investments, and other general corporate purposes and provides up to an additional $75 million of letters of credit. The U.S. Credit Agreement provides for a maximum of $400 million of borrowings for foreign acquisitions and expires on September 30, 2026. The interest rate on revolving loans is based on an adjusted Secured Overnight Financing Rate plus 1.50%, with uncollateralized borrowings in excess of a defined borrowing base bearing interest at adjusted SOFR plus 3.00%.
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
The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations, and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of March 31, 2024, we had no revolver borrowings under the U.S. credit agreement.

U.K. Credit Agreement
Our U.K. credit agreement with the National Westminster Bank Plc and BMW Financial Services (GB) Limited provides up to a £200.0 million revolving line of credit to be used for working capital, acquisitions, capital expenditures, investments, and general corporate purposes. The revolving loans bear interest between defined Sterling Overnight Index Average (“SONIA”) plus 1.10% and defined SONIA plus 2.10%. In addition, the U.K. credit agreement includes a £100.0 million “accordion” feature which allows the U.K. subsidiaries to request up to an additional £100.0 million of facility capacity, subject to certain limitations. The lenders may agree to provide additional capacity, and, if not, the U.K. subsidiaries may add an additional lender, if available, to the facility to provide such additional capacity. In January 2024, the lenders agreed to extend the facility by one year, and it now expires in January 2028. The U.K. credit agreement is guaranteed by the holding company of a majority of our international subsidiaries, PAG International Ltd. As of March 31, 2024, we had £64.0 million ($80.8 million) revolver borrowings under the U.K. credit agreement.
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
Each of these notes are our unsecured, senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our 100% owned U.S. subsidiaries. Each also contains customary negative covenants and events of default. If we experience certain "change of control" events specified in the indentures, holders of these notes will have the option to require us to purchase for cash all or a portion of their notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest. In addition, if we make certain asset sales and do not reinvest the proceeds thereof or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest.
Optional redemption. We may redeem the 3.50% Notes and the 3.75% Notes at the redemption prices noted in the respective indentures. Prior to June 15, 2024, we may redeem the 3.75% Notes at a redemption price equal to 100% of the principal thereof, plus an applicable make-whole premium, and any accrued and unpaid interest. In addition, we may redeem up to 40% of the Notes before June 15, 2024, with net cash proceeds from certain equity offerings at a redemption price equal to 103.750% of the principal thereof, plus accrued and unpaid interest.
Canada Credit Agreement
One of our Canadian subsidiaries is party to a CAD $150.0 million revolving line of credit with Daimler Truck Financial Services Canada Corporation ("DTFS") which we use in relation to our Canadian Premier Truck Group retail operations (the "Canada credit agreement"). The Canada credit agreement bears interest at a rate of Canadian Prime (determined by the Royal Bank of Canada) ("Canadian Prime Rate") minus 0.50%; provided that DTFS is entitled to demand repayment of any outstanding borrowings under the Canada revolving note and, following such demand, the interest rate on outstanding borrowings shall be increased to the Canadian Prime Rate plus 2.00%. The Canada credit agreement is guaranteed by PAG International Ltd. As of March 31, 2024, we had CAD $112.0 million ($82.7 million) of outstanding borrowings under the Canada credit agreement.

Australia Credit Agreement
Penske Australia is party to an AU $100.0 million credit agreement with Daimler Truck Financial Services Australia Pty Ltd (the "Australia credit agreement"). The Australia credit agreement provides the lender with a secured interest in all assets of these businesses, is terminable with six months' notice, and carries an interest rate of Australian BBSW 30-day Bill Rate plus 2.29%. As of March 31, 2024, we had AU $100.0 million ($65.1 million) outstanding borrowings under the Australia credit agreement.
Mortgage Facilities
We are party to mortgages that bear interest at defined rates and require monthly principal and interest payments. We also have a revolving mortgage facility with Toyota Motor Credit Corporation in the U.S. On April 25, 2024, we increased our maximum borrowing capacity under the mortgage facility to $350.0 million, contingent on property values. Our borrowing capacity as of March 31, 2024, was $221.4 million. The facility bears interest at the prime rate minus 1.68% and expires in December 2028. As of March 31, 2024, we had no outstanding borrowings under this mortgage facility. Our mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain dealerships operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of March 31, 2024, we owed $359.0 million of principal under all of our mortgage facilities.
10. Commitments and Contingent Liabilities
We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of March 31, 2024, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
We have $24.8 million of letters of credit outstanding and $16.3 million of bank guarantees as of March 31, 2024, and have posted $24.1 million of surety bonds in the ordinary course of business.

11. Equity
A summary of shares repurchased under our securities repurchase program is as follows:

	Three Months Ended March 31,
	2024	2023
Shares repurchased (1)	221,329	890,327
Aggregate purchase price	$32.9	$110.2
Average purchase price per share	$148.72	$123.76
________________________
(1)Shares were repurchased under our securities repurchase program. We had $182.6 million in repurchase authorization remaining under the repurchase program as of March 31, 2024.
12. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component during the three months ended March 31, 2024 and 2023, respectively, attributable to Penske Automotive Group common stockholders follows:
Three Months Ended March 31, 2024

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$(262.6)	$(1.5)	$(264.1)
Other comprehensive income (loss), net of tax	(36.8)	3.6	(33.2)
Balance at March 31, 2024	$(299.4)	$2.1	$(297.3)
Three Months Ended March 31, 2023

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(328.1)	$(7.2)	$(335.3)
Other comprehensive income, net of tax	18.0	4.8	22.8
Balance at March 31, 2023	$(310.1)	$(2.4)	$(312.5)
13. Segment Information
Our operations are organized by management into operating segments by line of business and geography. We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations which includes our investment in PTS and other various investments. The Retail Automotive reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and our retail automotive joint ventures. The individual dealership operations included in the Retail Automotive reportable segment represent two operating segments: United States Retail Automotive and International Retail Automotive. These operating segments have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and/or used vehicles, service, parts, and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals), and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). Revenue and segment income for the three months ended March 31, 2024 and 2023 follows:
Three Months Ended March 31,

	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Total
Revenues
2024	$6,478.0	$791.8	$178.0	$—	$7,447.8
2023	6,299.8	$895.6	$143.6	$—	$7,339.0
Segment income
2024	$198.4	$50.5	$13.6	$32.3	$294.8
2023	256.7	$57.1	$12.1	$81.0	$406.9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, and those in our other periodic reports filed with the Securities and Exchange Commission, and "Forward-Looking Statements." We have acquired and initiated a number of businesses during the periods presented and addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. Our period-to-period results of operations may vary depending on the dates of acquisitions or disposals.
Overview
We are a diversified international transportation services company and one of the world's premier automotive and commercial truck retailers. We operate dealerships in the United States, the United Kingdom, Canada, Germany, Italy, and Japan, and we are one of the largest retailers of commercial trucks in North America for Freightliner. We also distribute and retail commercial vehicles, diesel and gas engines, power systems, and related parts and services principally in Australia and New Zealand. We employ over 28,500 people worldwide. Additionally, we own 28.9% of Penske Transportation Solutions, a business that employs over 44,000 people worldwide, manages one of the largest, most comprehensive and modern trucking fleets in North America with over 442,000 trucks, tractors, and trailers under lease, rental, and/or maintenance contracts, and provides innovative transportation, supply chain, and technology solutions to its customers.
Business Overview
During the three months ended March 31, 2024, our business generated $7.4 billion in total revenue, which is comprised of approximately $6.5 billion from retail automotive dealerships, $791.8 million from retail commercial truck dealerships, and $178.0 million from commercial vehicle distribution and other operations. We generated $1,245.2 million in gross profit, which is comprised of $1,057.2 million from retail automotive dealerships, $144.8 million from retail commercial truck dealerships, and $43.2 million from commercial vehicle distribution and other operations.
Retail Automotive. We are one of the largest global automotive retailers as measured by the $25.2 billion in total retail automotive dealership revenue we generated in 2023. We are diversified geographically with 53% of our total retail automotive dealership revenues in the three months ended March 31, 2024, generated in the U.S. and Puerto Rico and 47% generated outside of the U.S. We offer over 40 vehicle brands with 72% of our retail automotive franchised dealership revenue generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz, and Porsche, in the three months ended March 31, 2024. As of March 31, 2024, we operated 360 retail automotive franchised dealerships, of which 152 are located in the U.S. and 208 are located outside of the U.S. The franchised dealerships outside of the U.S. are located primarily in the U.K. As of March 31, 2024, we also operated 18 used vehicle dealerships, with six dealerships in the U.S. and 12 dealerships in the U.K., which retailed used vehicles under a one price, "no-haggle" methodology under the CarShop brand. We retailed and wholesaled, including agency units, more than 154,000 vehicles in the three months ended March 31, 2024.
Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services, the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts, replacement and aftermarket automotive products, and at certain of our locations, collision repair services. We operate our franchised dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry. Beginning in 2023, we transitioned some of our dealerships in the U.K. and Europe to an agency model under which we receive a fee for facilitating the sale by the manufacturer of a new vehicle but do not hold the vehicle in inventory. Vehicles sold under this agency model are counted as new agency units sold instead of new retail units sold by us, and only the fee we receive from the manufacturer, not the price of the vehicle, is reported as new revenue (as opposed to previously recording all of the vehicle sale price as new revenue) with no corresponding cost of sale. We continue to provide new vehicle customer service under the agency model, and the agency model at this time has not changed our used vehicle sales operations or service and parts operations, although the long-term impact of the agency model at these dealerships as well as other agency models proposed by our manufacturer partners is uncertain.

During the three months ended March 31, 2024, we acquired 16 retail automotive franchises and opened one retail automotive franchise in the U.K., acquired one Ford dealership and one Chrysler/Dodge/Jeep/Ram dealership in the U.S., and acquired two retail automotive franchises in Italy. In the U.S., we also closed one CarShop location. Retail automotive dealerships represented 87.0% of our total revenues and 84.9% of our total gross profit in the three months ended March 31, 2024. In April 2024, we entered into an agreement to acquire two Porsche dealerships and one Ducati motorcycle dealership in Melbourne, Australia, which is expected to close in the second quarter of 2024, subject to customary conditions.
Retail Commercial Truck Dealership. We operate Premier Truck Group ("PTG"), a heavy- and medium-duty truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations across nine U.S. states and the Canadian provinces of Ontario and Manitoba. As of March 31, 2024, PTG operated 43 locations selling new and/or used trucks, performing service and parts operations, or offering collision repair services. We retailed and wholesaled 4,613 new and used trucks in the three months ended March 31, 2024. This business represented 10.6% of our total revenues and 11.6% of our total gross profit in the three months ended March 31, 2024.
Penske Australia. Penske Australia is the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy- and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand, and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU (a Rolls-Royce solution), Detroit Diesel, Allison Transmission, and Bergen Engines. Penske Australia offers products across the on- and off-highway markets, including in the trucking, mining, power generation, defense, marine, rail, and construction sectors and supports full parts and aftersales service through a network of branches, field service locations, and dealers across the region. These businesses represented 2.4% of our total revenues and 3.5% of our total gross profit in the three months ended March 31, 2024.
Penske Transportation Solutions. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. ("PTL"). PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. ("Mitsui"). We account for our investment in PTL under the equity method, and we therefore record our share of PTL's earnings on our statements of income under the caption "Equity in earnings of affiliates," which also includes the results of our other equity method investments. Penske Transportation Solutions ("PTS") is the universal brand name for PTL's various business lines through which it is capable of meeting customers' needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental, and contract maintenance along with logistics services, such as dedicated contract carriage, distribution center management, freight management, and dry van truckload carrier services. We recorded $32.5 million and $80.8 million in equity earnings from this investment for the three months ended March 31, 2024 and 2023, respectively.
Outlook
Retail Automotive. During the three months ended March 31, 2024, U.S. industry new light vehicle sales increased 5.6%, as compared to the same period last year, to 3.8 million units. U.K. new vehicle registrations increased 10.4% to 0.5 million registrations, including a 28.9% increase in fleet sales and partially offset by a 9.2% decrease in retail sales, as compared to the same period last year. New vehicle sales are being positively impacted by continued strong consumer demand, increased inventory availability, and manufacturer incentives. Our new vehicle days' supply is 40 as of March 31, 2024, compared to 39 as of December 31, 2023, as the supply of new vehicle inventory continues to increase. Our used vehicle days' supply is 36 as of March 31, 2024, compared to 48 as of December 31, 2023, and is being impacted by a lower supply of 1-4 year old used vehicles as a result of the lower number of new vehicles sold in recent years and fewer lease returns in the U.S. As a reference, our new and used days' supply was 71 and 52, respectively, as of December 31, 2019 (pre-COVID). While we continue to expect increasing new vehicle availability, production disruptions and supply shortages could result in suppressed new and used vehicle sales volumes, which would impact the availability and affordability of new and used vehicles. As the supply of new vehicles has improved, we experienced, and may continue to experience, reduced new and used vehicle gross profit. The U.S. Environmental Protection Agency, as well as several U.S. states, have adopted emissions limits on new vehicles which are designed to incent adoption of electric or other zero-emissions vehicles. New vehicle sales levels could be impacted by affordability challenges, inflation, higher interest rates, regulatory mandates, or a reduction in consumer spending resulting in decreased demand. The unavailability of quality, low-mileage used vehicles for sale may adversely impact our used vehicle operations.
Representatives of the U.K. government have proposed a ban on the sale of gasoline engines and gasoline hybrid engines in new cars and new vans that would take effect in 2035 while also providing government incentives on certain electric vehicles to entice consumers to transition from internal combustion vehicles to electric vehicles. In part due to these incentives, in the U.K. new registrations of electric vehicles, excluding hybrid, represented 15.5% of the overall market for the three months ended March 31, 2024, compared to 15.4% for the same period last year, and represented 19.1% of our U.K. new unit sales, compared with 19.8% over the same prior year period. During the three months ended March 31, 2024, 2.2% of new vehicle sales in the U.K. were sold by vehicle manufacturers directly to consumers outside of the retail automotive franchised system, principally consisting of one manufacturer. In the U.S., sales of electric vehicles increased 2.6% to 0.3 million units as compared to the same period last year. Electric Vehicle sales represented 7.3% of the overall U.S. market for the three months ended March 31, 2024, compared to 7.2% for the same period last year. During the three months ended March 31, 2024, 4.8% of new vehicle sales in the U.S. were sold by vehicle manufacturers directly to consumers outside of the retail automotive franchised system, principally consisting of one manufacturer.
Retail Commercial Truck Dealership. During the three months ended March 31, 2024, North American sales of Class 6-8 medium- and heavy-duty trucks, the vehicles sold by our PTG business, decreased 6.7% from the same period last year to 109,359 units. The Class 6-7 medium-duty truck market decreased 8.8% from the same period last year to 35,427 units, and Class 8 heavy-duty trucks, the largest North American market, decreased 5.6% from the same period last year to 73,932 units. We expect replacement demand to continue throughout 2024, although a continued weak freight market may impact unit sales and service and parts demand. As of March 31, 2024, the Class 6-8 medium- and heavy-duty truck backlog is 262,572 units according to data published by ACT Research. In April 2024, a Freightliner truck supplier experienced a fire at its facility, which is expected to impact the timing of vehicle deliveries to us. When the supply of commercial trucks improves to historical levels, we may experience reduced new and used commercial truck gross profit per unit together with higher sales volumes.
Commercial Vehicle Distribution and Other. During the three months ended March 31, 2024, the Australian heavy-duty truck market reported sales of 3,789 units, representing an increase of 4.8% from the same period last year, while the New Zealand market reported sales of 1,032 units, representing an increase of 2.7% from the same period last year. Additionally, our power system operations continue to grow through sales in the off-highway segments such as power generation solutions for large data centers, mining, and military applications.
Penske Transportation Solutions. A majority of PTS' revenue is generated by multi-year contracts for full-service leasing, contract maintenance, and logistics services. PTS also rents additional trucks to commercial customers in response to demand for freight as well as consumer customers. With a managed fleet of over 442,000 vehicles at March 31, 2024, PTS regularly sells trucks in order to maintain a low fleet age as well as in response to changes in demand for truck leasing and records a gain or loss on those sales. PTS expects a sequential increase in earnings in the second quarter of 2024 as compared to the first quarter of 2024. For 2024, PTS also expects continued demand for its full-service leasing business and continued lower gain on sale of used trucks as PTS continues to optimize its fleet size and increased fleet operating costs and increased interest expense as compared to 2023.
As described in "Forward-Looking Statements," there are a number of factors that could cause actual results to differ materially from our expectations, including those discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, and our other periodic reports filed with the Securities and Exchange Commission.
Operating Overview
Automotive and commercial truck dealerships represent over 95% of our revenue and 80% of our earnings before taxes. Income from our PTS investment represents approximately 10% of our earnings before taxes. New and used vehicle revenues typically include sales to retail customers, agency customers, fleet customers, and leasing companies providing consumer leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, sales of third-party insurance policies, commissions relating to the sale of finance and lease contracts to third parties, and the sales of certain other products. Service and parts revenues include fees paid by customers for repair, maintenance and collision services, and the sale of replacement parts and other aftermarket accessories as well as warranty repairs that are reimbursed directly by various vehicle manufacturers.
Our gross profit tends to vary with the mix of revenues we derive from the sale of new vehicles, used vehicles, finance and insurance products, and service and parts transactions. Our gross profit varies across product lines with vehicle sales usually resulting in lower gross profit margins and our other revenues resulting in higher gross profit margins. Factors such as inventory and vehicle availability, customer demand, consumer confidence, unemployment, general economic conditions, seasonality, weather, credit availability, fuel prices, and manufacturers' advertising and incentives also impact the mix of our revenues and therefore, influence our gross profit margin. The results of our commercial vehicle distribution and other business in Australia and New Zealand are principally driven by the number and types of products and vehicles ordered by our customers. Aggregate revenue and gross profit increased $108.8 million, or 1.5%, and decreased $7.1 million, or 0.6%, respectively, during the three months ended March 31, 2024, compared to the same period in 2023.
As exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to weaken against the U.S. Dollar, our U.K. results of operations would translate into less U.S. Dollar reported results. Foreign currency average rate fluctuations increased revenue and gross profit by $98.1 million and $13.2 million, respectively, for the three months ended March 31, 2024, compared to the same period in 2023. Foreign currency average rate fluctuations increased earnings per share by approximately $0.02 per share for the three months ended March 31, 2024, compared to the same period in 2023. Excluding the impact of foreign currency average rate fluctuations, aggregate revenue and gross profit increased 0.1% and decreased 1.6%, respectively, for the three months ended March 31, 2024, compared to the same period in 2023.
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
The future success of our business is dependent upon, among other things, macro-economic, geo-political, and industry conditions and events, including their impact on new and used vehicle sales, the availability of consumer credit, changes in consumer demand, consumer confidence levels, fuel prices, demand for trucks to move freight with respect to PTS and PTG, personal discretionary spending levels, interest rates, and unemployment rates; our ability to obtain vehicles and parts from our manufacturers, especially in light of supply chain disruptions due to natural disasters, the shortage of vehicle components, the war in Ukraine, challenges in sourcing labor or labor strikes or work stoppages, or other disruptions; changes in the retail model either from direct sales by manufacturers, a transition to an agency model of sales, sales by online competitors, or from the expansion of electric vehicles; the effects of a pandemic on the global economy, including our ability to react effectively to changing business conditions in light of any pandemic; the rate of inflation, including its impact on vehicle affordability; changes in interest rates and foreign currency exchange rates; our ability to consummate, integrate, and realize returns on acquisitions; with respect to PTS, changes in the financial health of its customers, labor strikes, or work stoppages by its employees, a reduction in PTS' asset utilization rates, continued availability from truck manufacturers and suppliers of vehicles and parts for its fleet, changes in values of used trucks which affects PTS' profitability on truck sales and regulatory risks and related compliance costs; our ability to realize returns on our significant capital investments in new and upgraded dealership facilities; our ability to navigate a rapidly changing automotive and truck landscape; our ability to respond to new or enhanced regulations in both our domestic and international markets relating to dealerships and vehicles sales, including those related to the sales process or emissions standards, as well as changes in consumer sentiment relating to commercial truck sales that may hinder our or PTS' ability to maintain, acquire, sell, or operate trucks; the success of our distribution of commercial vehicles, engines, and power systems; natural disasters; recall initiatives or other disruptions that interrupt the supply of vehicles or parts to us; the outcome of legal and administrative matters, and other factors over which management has limited control. See Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, and our other periodic reports filed with the Securities and Exchange Commission.
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
The accounting policies and estimates that we believe to be most dependent upon the use of estimates and assumptions are revenue recognition, goodwill and other indefinite-lived intangible assets, investments, income taxes, and lease recognition. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Annual Report on Form 10-K for additional detail and discussion of these critical accounting policies and estimates. There have been no material changes in critical accounting policies and estimates as described in our most recent Annual Report.
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
Results of Operations
The following tables present comparative financial data relating to our operating performance in the aggregate and on a "same-store" basis. Dealership results are included in same-store comparisons when we have consolidated the acquired entity during the entirety of both periods being compared. As an example, if a dealership were acquired on January 15, 2022, the results of the acquired entity would be included in annual same-store comparisons beginning with the year ended December 31, 2024, and in quarterly same-store comparisons beginning with the quarter ended June 30, 2023.
Beginning in 2023, we transitioned some of our dealerships in the U.K. and Europe to an agency model under which these dealerships receive a fee for facilitating the sale by the manufacturer of a new vehicle but do not hold the vehicle in inventory. Vehicles sold under this agency model are counted as new agency units sold instead of new retail units sold by us, and only the fee we receive from the manufacturer, not the price of the vehicle, is reported as new revenue (as opposed to previously recording all of the vehicle sale price as new revenue) with no corresponding cost of sale. We continue to provide new vehicle customer service under the agency model, and the agency model at this time has not changed our used vehicle sales operations or service and parts operations, although the long-term impact of the agency model at these dealerships as well as other agency models proposed by our manufacturer partners is uncertain. As a result of the foregoing, we have presented below units sold under this agency model as "Agency units" beginning in 2023. Moreover, our retail automotive revenue per unit retailed and related gross profit per unit retailed for new vehicles excludes agency unit sales and associated revenue.

Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023
Retail Automotive Dealership New Vehicle Data
(In millions, except unit and per unit amounts)

			2024 vs. 2023
New Vehicle Data	2024	2023	Change	% Change
New retail unit sales (excluding agency)	48,667	47,662	1,005	2.1%
Same-store new retail unit sales (excluding agency)	46,807	47,566	(759)	(1.6)%
New agency unit sales	8,932	6,933	1,999	28.8%
Same-store new agency unit sales	8,528	6,893	1,635	23.7%
New sales revenue	$2,802.6	$2,721.3	$81.3	3.0%
Same-store new sales revenue	$2,688.7	$2,718.9	$(30.2)	(1.1)%
New retail sales revenue per unit (excluding agency)	$57,176	$56,822	$354	0.6%
Same-store new retail sales revenue per unit (excluding agency)	$57,015	$56,887	$128	0.2%
Gross profit — new	$272.4	$313.8	$(41.4)	(13.2)%
Same-store gross profit — new	$261.0	$313.7	$(52.7)	(16.8)%
Average gross profit per new vehicle (excluding agency)	$5,229	$6,315	$(1,086)	(17.2)%
Same-store average gross profit per new vehicle (excluding agency)	$5,195	$6,326	$(1,131)	(17.9)%
Gross margin % — new	9.7%	11.5%	(1.8)%	(15.7)%
Same-store gross margin % — new	9.7%	11.5%	(1.8)%	(15.7)%
Units
Retail unit deliveries of new vehicles increased from 2023 to 2024 due to a 2,128 unit increase from net dealership acquisitions, coupled with an 876 unit, or 1.6%, increase in same-store new retail unit deliveries. Same-store retail units delivered increased 4.4% in the U.S. and decreased 1.6% internationally. Overall, new retail unit deliveries increased 5.2% in the U.S. and increased 5.8% internationally. We believe the increase in same-store retail unit sales in the U.S. is primarily due to continued consumer demand for new vehicles and increasing new vehicle availability, coupled with the pent-up demand resulting from lower vehicle availability in prior years, partially offset by manufacturer-initiated port holds on certain products. We believe the decrease in same-store unit sales internationally is due to limited availability of certain premium brands during the quarter as a result of limited production and product recalls.
Revenues
New vehicle sales revenue increased from 2023 to 2024 due to a $111.5 million increase from net dealership acquisitions, partially offset by a $30.2 million, or 1.1%, decrease in same-store revenues. Excluding $31.4 million of favorable foreign currency fluctuations, same-store new revenue decreased 2.3%. Same-store revenue (excluding agency) decreased due to the decrease in same-store new retail unit sales, which decreased revenue by $43.2 million, partially offset by a $128 per unit increase in same-store comparative average retail selling price (including a $657 per retail unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $6.0 million. Excluding favorable foreign currency fluctuations, we believe the decrease in same-store comparative average retail selling price (excluding agency) is primarily due to an improved supply of many of the new vehicles we sell and a change in the sales mix.
Gross Profit
Retail gross profit from new vehicle sales decreased from 2023 to 2024 due to a $52.7 million, or 16.8%, decrease in same-store gross profit, partially offset by an $11.3 million increase from net dealership acquisitions. Excluding $3.1 million of favorable foreign currency fluctuations, same-store gross profit decreased 17.8%. Same-store gross profit (excluding agency) decreased due to a $1,131 per unit decrease in same-store comparative average gross profit (despite a $52 per retail unit increase attributable to favorable foreign currency fluctuations), which decreased gross profit by $52.9 million, coupled with the decrease in same-store new retail sales, which decreased retail gross profit by $4.8 million. We believe the decrease in same-store comparative average retail gross profit per unit (excluding agency) is primarily due to an improved supply of many of the new vehicles we sell and the mix of sales. We believe the resulting compression on gross margin is due to higher gross profit realized in the prior year as vehicle supply was constrained, coupled with higher financing costs.

Retail Automotive Dealership Used Vehicle Data
(In millions, except unit and per unit amounts)

			2024 vs. 2023
Used Vehicle Data	2024	2023	Change	% Change
Used retail unit sales	69,265	67,836	1,429	2.1%
Same-store used retail unit sales	66,725	66,578	147	0.2%
Used retail sales revenue	$2,336.2	$2,297.1	$39.1	1.7%
Same-store used retail sales revenue	$2,237.8	$2,269.6	$(31.8)	(1.4)%
Used retail sales revenue per unit	$33,729	$33,863	$(134)	(0.4)%
Same-store used retail sales revenue per unit	$33,538	$34,089	$(551)	(1.6)%
Gross profit — used	$129.9	$122.6	$7.3	6.0%
Same-store gross profit — used	$122.3	$122.1	$0.2	0.2%
Average gross profit per used vehicle retailed	$1,876	$1,808	$68	3.8%
Same-store average gross profit per used vehicle retailed	$1,833	$1,834	$(1)	(0.1)%
Gross margin % — used	5.6%	5.3%	0.3%	5.7%
Same-store gross margin % — used	5.5%	5.4%	0.1%	1.9%
Units
Retail unit sales of used vehicles increased from 2023 to 2024 due to a 1,282 unit increase from net dealership acquisitions, coupled with a 147 unit, or 0.2%, increase in same-store used retail unit sales. Our same-store units decreased 0.5% in the U.S. and increased 0.7% internationally. Overall, our used units decreased 0.3% in the U.S. and increased 3.8% internationally. Same-store unit sales are being impacted by a lower supply of 1-4 year old used vehicles due to the fewer number of new vehicles sold in recent years, lower lease returns particularly in the U.S., and higher interest rates impacting the affordability of used vehicles.
Revenues
Used vehicle retail sales revenue increased from 2023 to 2024 due to a $70.9 million increase from net dealership acquisitions, partially offset by a $31.8 million, or 1.4%, decrease in same-store revenues. Excluding $48.7 million of favorable foreign currency fluctuations, same-store used retail revenue decreased 3.5%. The decrease in same-store revenue is due to a $551 per unit decrease in same-store comparative average selling price (despite a $730 per unit increase attributable to favorable foreign currency fluctuations), which decreased revenue by $36.7 million, partially offset by the increase in same-store used retail unit sales, which increased revenue by $4.9 million. We believe the decrease in same-store comparative average selling price is primarily due to the low overall vehicle inventory availability in the prior period which caused historically high used unit prices.
Gross Profit
Retail gross profit from used vehicle sales increased from 2023 to 2024 due to a $7.1 million increase from net dealership acquisitions, coupled with a $0.2 million, or 0.2%, increase in same-store gross profit. Excluding $2.4 million of favorable foreign currency fluctuations, same-store gross profit decreased 1.8%. The increase in same-store gross profit is due to the increase in same-store used retail unit sales, which increased gross profit by $0.3 million, partially offset by a $1 per unit decrease in same-store comparative average gross profit (despite a $36 per unit increase attributable to favorable foreign currency fluctuations), which decreased gross profit by $0.1 million. During the first quarter, we believe used vehicle values stabilized after experiencing valuation declines during the last half of 2023 which contributed to stable gross profit per unit.

Retail Automotive Dealership Finance and Insurance Data
(In millions, except unit and per unit amounts)

			2024 vs. 2023
Finance and Insurance Data	2024	2023	Change	% Change
Total retail unit sales	117,932	115,498	2,434	2.1%
Total same-store retail unit sales	113,532	114,144	(612)	(0.5)%
Total agency unit sales	8,932	6,933	1,999	28.8%
Total same-store agency unit sales	8,528	6,893	1,635	23.7%
Finance and insurance revenue	$206.0	$206.8	$(0.8)	(0.4)%
Same-store finance and insurance revenue	$201.6	$205.8	$(4.2)	(2.0)%
Finance and insurance revenue per unit (excluding agency)	$1,719	$1,773	$(54)	(3.0)%
Same-store finance and insurance revenue per unit (excluding agency)	$1,756	$1,790	$(34)	(1.9)%
Finance and insurance revenue decreased from 2023 to 2024 due to a $4.2 million, or 2.0%, decrease in same-store revenue, partially offset by a $3.4 million increase from net dealership acquisitions. Excluding $3.1 million of favorable foreign currency fluctuations, same-store finance and insurance revenue decreased 3.5%. Same-store revenue (excluding agency) decreased due to a $34 per unit decrease in same-store comparative average finance and insurance retail revenue (despite a $27 per retail unit increase attributable to favorable foreign currency fluctuations), which decreased revenue by $3.9 million, coupled with the decrease in combined same-store new and used retail unit sales, which decreased revenue by $1.1 million. Same-store finance and insurance revenue per unit (excluding agency) decreased 1.5% in the U.S. and decreased 4.1% in the U.K. We believe the aggregate decrease in same-store finance and insurance revenue per unit (excluding agency) is primarily due to rising interest rates impacting overall customer affordability, coupled with an increase in lease penetration which limits our finance and insurance product sale opportunities.
Retail Automotive Dealership Service and Parts Data
(In millions)

			2024 vs. 2023
Service and Parts Data	2024	2023	Change	% Change
Service and parts revenue	$746.1	$683.0	$63.1	9.2%
Same-store service and parts revenue	$713.7	$680.5	$33.2	4.9%
Gross profit — service and parts	$432.4	$398.9	$33.5	8.4%
Same-store service and parts gross profit	$417.5	$397.2	$20.3	5.1%
Gross margin % — service and parts	58.0%	58.4%	(0.4)%	(0.7)%
Same-store service and parts gross margin %	58.5%	58.4%	0.1%	0.2%
Revenues
Service and parts revenue increased from 2023 to 2024, with an increase of 5.5% in the U.S. and an increase of 15.6% internationally. The increase in service and parts revenue is due to a $33.2 million, or 4.9%, increase in same-store revenues, coupled with a $29.9 million increase from net dealership acquisitions. Excluding $8.1 million of favorable foreign currency fluctuations, same-store revenue increased 3.7%. The increase in same-store revenue is due to a $23.0 million, or 4.7%, increase in customer pay revenue, an $8.4 million, or 5.9%, increase in warranty revenue, and a $1.8 million, or 4.0%, increase in vehicle preparation and body shop revenue. We believe the increase in same-store revenue is primarily due to vehicles remaining on the road longer due to affordability considerations, as well as increases in effective labor rates, the retail cost of parts due to inflation, and manufacturer recalls generating additional service.
Gross Profit
Service and parts gross profit increased from 2023 to 2024 due to a $20.3 million, or 5.1%, increase in same-store gross profit, coupled with a $13.2 million increase from net dealership acquisitions. Excluding $4.9 million of favorable foreign currency fluctuations, same-store gross profit increased 3.9%. The increase in same-store gross profit is due to the increase in same-store revenues, which increased gross profit by $19.4 million, coupled with a 0.1% increase in same-store gross margin, which increased gross profit by $0.9 million. The increase in same-store gross profit is due to a

$12.7 million, or 5.4%, increase in customer pay gross profit, a $5.3 million, or 7.1%, increase in warranty gross profit, and a $2.3 million, or 2.6%, increase in vehicle preparation and body shop gross profit.
Retail Commercial Truck Dealership Data
(In millions, except unit and per unit amounts)

			2024 vs. 2023
New Commercial Truck Data	2024	2023	Change	% Change
New retail unit sales	3,491	4,517	(1,026)	(22.7)%
Same-store new retail unit sales	3,362	4,517	(1,155)	(25.6)%
New retail sales revenue	$494.2	$600.2	$(106.0)	(17.7)%
Same-store new retail sales revenue	$474.4	$600.2	$(125.8)	(21.0)%
New retail sales revenue per unit	$141,564	$132,884	$8,680	6.5%
Same-store new retail sales revenue per unit	$141,092	$132,884	$8,208	6.2%
Gross profit — new	$34.6	$32.5	$2.1	6.5%
Same-store gross profit — new	$32.4	$32.5	$(0.1)	(0.3)%
Average gross profit per new truck retailed	$9,909	$7,190	$2,719	37.8%
Same-store average gross profit per new truck retailed	$9,651	$7,190	$2,461	34.2%
Gross margin % — new	7.0%	5.4%	1.6%	29.6%
Same-store gross margin % — new	6.8%	5.4%	1.4%	25.9%
Units
Retail unit sales of new trucks decreased from 2023 to 2024 due to a 1,155 unit, or 25.6%, decrease in same-store new retail unit sales, partially offset by a 129 unit increase from net dealership acquisitions. We believe the decrease in same-store unit sales is primarily due to the unusually high number of deliveries in the prior year period resulting from production timing and delivery delays throughout 2022 caused by manufacturer supply chain challenges, partially offset by replacement demand for medium- and heavy-duty trucks.
Revenues
New commercial truck retail sales revenue decreased from 2023 to 2024 due to a $125.8 million, or 21.0%, decrease in same-store revenues, partially offset by a $19.8 million increase from net dealership acquisitions. The decrease in same-store revenue is due to the decrease in same-store new retail unit sales, which decreased revenue by $153.4 million, partially offset by an $8,208 per unit increase in same-store comparative average selling price, which increased revenue by $27.6 million. We believe the increase in same-store comparative average selling price is primarily due to higher prices driven by replacement demand and the mix of units sold.
Gross Profit
New commercial truck retail gross profit increased from 2023 to 2024 due to a $2.2 million increase from net dealership acquisitions, partially offset by a $0.1 million, or 0.3%, decrease in same-store gross profit. The decrease in same-store gross profit is due to the decrease in same-store new retail unit sales, which decreased gross profit by $8.4 million, partially offset by a $2,461 per unit increase in same-store comparative average gross profit, which increased gross profit by $8.3 million. We believe the increase in same-store comparative average gross profit per unit is primarily due to a change in sales mix when compared to the same period last year.

			2024 vs. 2023
Used Commercial Truck Data	2024	2023	Change	% Change
Used retail unit sales	1,049	655	394	60.2%
Same-store used retail unit sales	1,024	655	369	56.3%
Used retail sales revenue	$62.4	$49.5	$12.9	26.1%
Same-store used retail sales revenue	$61.1	$49.5	$11.6	23.4%
Used retail sales revenue per unit	$59,517	$75,640	$(16,123)	(21.3)%
Same-store used retail sales revenue per unit	$59,684	$75,640	$(15,956)	(21.1)%
Gross profit — used	$3.3	$5.4	$(2.1)	(38.9)%
Same-store gross profit — used	$4.0	$5.4	$(1.4)	(25.9)%
Average gross profit per used truck retailed	$3,187	$8,195	$(5,008)	(61.1)%
Same-store average gross profit per used truck retailed	$3,884	$8,195	$(4,311)	(52.6)%
Gross margin % — used	5.3%	10.9%	(5.6)%	(51.4)%
Same-store gross margin % — used	6.5%	10.9%	(4.4)%	(40.4)%
Units
Retail unit sales of used trucks increased from 2023 to 2024 due to a 369 unit, or 56.3%, increase in same-store retail unit sales, coupled with a 25 unit increase from net dealership acquisitions. We believe the increase in same-store unit sales is primarily due to the increase in availability and affordability of used trucks when compared with the prior year period, coupled with limited availability of certain new trucks resulting in higher demand of certain used trucks.
Revenues
Used commercial truck retail sales revenue increased from 2023 to 2024 due to an $11.6 million, or 23.4%, increase in same-store revenues, coupled with a $1.3 million increase from net dealership acquisitions. The increase in same-store revenue is due to the increase in same-store used retail unit sales, which increased revenue by $22.1 million, partially offset by a $15,956 per unit decrease in same-store comparative average selling price, which decreased revenue by $10.5 million. We believe the decrease in same-store comparative average selling price is primarily due to the declining value of used trucks, including as a result of lower freight spot rates when compared to the prior year period.
Gross Profit
Used commercial truck retail gross profit decreased from 2023 to 2024 primarily due to a $1.4 million, or 25.9%, decrease in same-store gross profit. The decrease in same-store gross profit is due to a $4,311 per unit decrease in same-store comparative average gross profit, which decreased gross profit by $2.8 million, partially offset by the increase in same-store used retail unit sales, which increased gross profit by $1.4 million. We believe the decrease in same-store comparative average gross profit per unit is primarily due to the decreased value of used trucks over the prior year, as a result of depressed freight spot rates when compared to the prior year period.

			2024 vs. 2023
Service and Parts Data	2024	2023	Change	% Change
Service and parts revenue	$223.6	$228.0	$(4.4)	(1.9)%
Same-store service and parts revenue	$213.2	$228.0	$(14.8)	(6.5)%
Gross profit — service and parts	$98.1	$98.3	$(0.2)	(0.2)%
Same-store service and parts gross profit	$93.8	$98.3	$(4.5)	(4.6)%
Gross margin % — service and parts	43.9%	43.1%	0.8%	1.9%
Same-store service and parts gross margin %	44.0%	43.1%	0.9%	2.1%
Revenues
Service and parts revenue decreased from 2023 to 2024 due to a $14.8 million, or 6.5%, decrease in same-store revenues, partially offset by a $10.4 million increase from net dealership acquisitions. Customer pay work represented approximately 77.8% of PTG's service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The decrease in same-store revenue is primarily due to a $17.2 million, or 9.4%, decrease in customer pay revenue and a $1.7 million, or 21.0%, decrease in body shop revenue, partially offset by a $4.1 million, or 11.4%, increase in warranty revenue. We believe the decrease in same-store service and parts revenue is due to customers delaying maintenance costs due to continued low freight rates.
Gross Profit
Service and parts gross profit decreased from 2023 to 2024 due to a $4.5 million, or 4.6%, decrease in same-store gross profit, partially offset by a $4.3 million increase from net dealership acquisitions. The decrease in same-store gross profit is due to the decrease in same-store revenues, which decreased gross profit by $6.5 million, partially offset by a 0.9% increase in same-store gross margin, which increased gross profit by $2.0 million. The decrease in same-store gross profit is primarily due to a $6.2 million, or 8.8%, decrease in customer pay gross profit and a $0.9 million, or 11.3%, decrease in body shop gross profit, partially offset by a $2.6 million, or 13.1%, increase in warranty gross profit.
Commercial Vehicle Distribution and Other Data
(In millions, except unit amounts)

			2024 vs. 2023
Penske Australia Data	2024	2023	Change	% Change
Commercial vehicle units (wholesale and retail)	298	279	19	6.8%
Power system units	313	304	9	3.0%
Sales revenue	$178.0	$143.6	$34.4	24.0%
Gross profit	$43.2	$42.7	$0.5	1.2%
Penske Australia primarily distributes and services commercial vehicles, engines, and power systems. This business generated $178.0 million of revenue during the three months ended March 31, 2024, compared to $143.6 million of revenue in the prior year, an increase of 24.0%. This business also generated $43.2 million of gross profit during the three months ended March 31, 2024, compared to $42.7 million of gross profit in the prior year, an increase of 1.2%.
Excluding $6.2 million of unfavorable foreign currency fluctuations, revenue increased 28.3% primarily due to an increase in service and parts sales revenue, coupled with an increase in unit sales. Excluding $1.6 million of unfavorable foreign currency fluctuations, gross profit increased 4.5% primarily due to the increased unit sales and mix of products sold as compared to the same period last year, coupled with an increase in higher margin remanufacturing activity and higher margin service and parts sales as a result of higher units in operation.
Selling, General, and Administrative Data
(In millions)

			2024 vs. 2023
Selling, General, and Administrative Data	2024	2023	Change	% Change
Personnel expense	$521.1	$505.7	$15.4	3.0%
Advertising expense	$33.1	$32.3	$0.8	2.5%
Rent & related expense	$103.5	$95.4	$8.1	8.5%
Other expense	$222.1	$211.5	$10.6	5.0%
Total SG&A expenses	$879.8	$844.9	$34.9	4.1%
Same-store SG&A expenses	$845.8	$840.4	$5.4	0.6%

Personnel expense as % of gross profit	41.8%	40.4%	1.4%	3.5%
Advertising expense as % of gross profit	2.7%	2.6%	0.1%	3.8%
Rent & related expense as % of gross profit	8.3%	7.6%	0.7%	9.2%
Other expense as % of gross profit	17.9%	16.9%	1.0%	5.9%
Total SG&A expenses as % of gross profit	70.7%	67.5%	3.2%	4.7%
Same-store SG&A expenses as % of same-store gross profit	70.5%	67.3%	3.2%	4.8%
Selling, general, and administrative expenses ("SG&A") increased from 2023 to 2024 due to a $29.5 million increase from net acquisitions, coupled with a $5.4 million, or 0.6%, increase in same-store SG&A. Excluding $9.2 million of unfavorable foreign currency fluctuations, same-store SG&A decreased 0.4%. SG&A as a percentage of gross profit was 70.7%, an increase of 320 basis points compared to 67.5% in the prior year. SG&A expenses as a percentage of total revenue were 11.8% and 11.5% in the three months ended March 31, 2024 and 2023, respectively. We believe the increase in SG&A as a percentage of gross profit is primarily due to increases in personnel expenses, rent expenses, customer service vehicle loaner expenses, and information technology expenses.
Depreciation
(In millions)

			2024 vs. 2023
	2024	2023	Change	% Change
Depreciation	$37.8	$33.9	3.9	11.5%
Depreciation increased from 2023 to 2024 due to a $2.9 million, or 8.8%, increase in same-store depreciation due to capital expenditures, coupled with a $1.0 million increase from net dealership acquisitions.
Floor Plan Interest Expense
(In millions)

			2024 vs. 2023
	2024	2023	Change	% Change
Floor plan interest expense	$44.8	$27.9	16.9	60.6%
Floor plan interest expense increased from 2023 to 2024 due to a $15.0 million, or 53.8%, increase in same-store floor plan interest expense, coupled with a $1.9 million increase from net acquisitions. The overall increase is due to increases in average amounts outstanding under floor plan arrangements due to increasing levels of inventory, coupled with increases in applicable rates.
Other Interest Expense
(In millions)

			2024 vs. 2023
	2024	2023	Change	% Change
Other interest expense	$21.3	$20.8	0.5	2.4%
Other interest expense increased from 2023 to 2024 due to increases in applicable rates, coupled with increases in average revolver borrowing amounts outstanding under our credit agreements.
Equity in Earnings of Affiliates
(In millions)

			2024 vs. 2023
	2024	2023	Change	% Change
Equity in earnings of affiliates	$33.3	$82.1	(48.8)	(59.4)%
Equity in earnings of affiliates decreased from 2023 to 2024 due to a $48.3 million, or 59.8%, decrease in earnings from our investment in PTS, coupled with a decrease in earnings from our retail automotive joint ventures. We believe the decrease in our PTS equity earnings is primarily due to lower commercial rental utilization, lower consumer rental revenue, higher interest rates and average debt balances, and lower gains from the sale of revenue earning vehicles offset by improved operating results in full-service leasing and distribution center management.

Income Taxes
(In millions)

			2024 vs. 2023
	2024	2023	Change	% Change
Income taxes	$78.6	$107.3	(28.7)	(26.7)%
Income taxes decreased from 2023 to 2024 primarily due to a $112.1 million decrease in our pre-tax income compared to the prior year. Our effective tax rate was 26.7% during the three months ended March 31, 2024, compared to 26.4% during the three months ended March 31, 2023, primarily due to fluctuations in our geographic pre-tax income mix.
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
As of March 31, 2024, we had $116.9 million of cash available to fund our operations and capital commitments. In addition, we had $1.2 billion, £136.0 million ($171.7 million), CAD $38.0 million ($28.1 million), and $221.4 million available for borrowing under our U.S. credit agreement, U.K. credit agreement, Canada credit agreement, and the revolving mortgage facility through Toyota Motor Credit Corporation in the U.S., respectively.
Securities Repurchases
From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, through a pre-arranged trading plan, pursuant to the terms of an accelerated share repurchase program, or by other means. We have historically implemented pre-arranged trading plans as part of our securities repurchase programs. These plans authorize share repurchases based on parameters outlined in the specific plan during periods when we otherwise would not trade in our securities, such as the period approaching the end of a quarter through our public announcement of earnings. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit agreement, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as general economic and industry conditions, the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions, dividends, the repayment of our existing indebtedness, and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. As of March 31, 2024, $182.6 million remained outstanding and available for repurchases under our securities repurchase program approved by our Board of Directors. This authority has no expiration. Refer to the disclosures provided in Part I, Item 1, Note 11 of the Notes to our Consolidated Condensed Financial Statements for a summary of shares repurchased during the three months ended March 31, 2024.
Dividends
We paid the following cash dividends on our common stock in 2023 and 2024:
Per Share Dividends

2023

First Quarter	$0.61
Second Quarter	$0.66
Third Quarter	$0.72
Fourth Quarter	$0.79

2024

First Quarter	$0.87
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
Vehicle Financing
Refer to the disclosures provided in Part I, Item I, Note 7 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of financing for the vehicles we purchase, including discussion of our floor plan and other revolving arrangements.

Long-Term Debt Obligations
As of March 31, 2024, we had the following long-term debt obligations outstanding:

(In millions)	March 31, 2024
U.S. credit agreement — revolving credit line	$—
U.K. credit agreement — revolving credit line	80.8
3.50% senior subordinated notes due 2025	548.0
3.75% senior subordinated notes due 2029	496.0
Canada credit agreement	82.7
Australia credit agreement	65.1
Mortgage facilities	359.0
Other	45.6
Total long-term debt	$1,677.2
As of March 31, 2024, we were in compliance with all covenants under our credit agreements, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 9 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of our long-term debt obligations.
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
During the three months ended March 31, 2024, outstanding revolving commitments varied between $0.0 million and $90.0 million under the U.S. credit agreement, between £0.0 million and £150.0 million ($0.0 million and $189.4 million) under the U.K. credit agreement's revolving credit line, between CAD $105.0 million and CAD $112.0 million ($77.6 million and $82.7 million) under the Canada credit agreement, between AU $55.0 million and AU $100.0 million ($35.8 million and $65.1 million) under the Australia credit agreement, and between $0.0 million and $160.0 million under the revolving mortgage facility through Toyota Motor Credit Corporation in the U.S. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.
PTS Dividends
We hold a 28.9% ownership interest in PTS as noted above. Their partnership agreement requires PTS, subject to applicable law and the terms of its credit agreements, to make quarterly distributions to the partners with respect to each fiscal year by no later than 45 days after the end of each of the first three quarters of the year and by April 15 of the following year. PTS' partnership agreement and certain of its debt agreements allow partner distributions only as long as it is not in default under those agreements and the amount it pays does not exceed 50% of its consolidated net income, unless its debt-to-equity ratio is less than 3.0 to 1.0, in which case its distributions may not exceed 80% of its consolidated net income. We receive pro rata cash distributions relating to this investment, typically in April, May, August, and November of each year. During 2023, we received $168.8 million of pro rata cash distributions relating to this investment, and we currently expect to continue to receive future distributions from PTS quarterly, subject to its financial performance.
Sale/Leaseback Arrangements
We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period.

Operating Leases
We estimate the total rent obligations under our operating leases, including any extension periods that we are reasonably certain to exercise at our discretion and assuming constant consumer price indices, to be $5.4 billion. As of March 31, 2024, we were in compliance with all financial covenants under these leases consisting principally of leases for dealership and other properties, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 3 and Note 10 of the Notes to our Consolidated Condensed Financial Statements for a description of our operating leases.
Supplemental Guarantor Financial Information
The following is a description of the terms and conditions of the guarantees with respect to senior subordinated notes of Penske Automotive Group, Inc. ("PAG") as the issuer of the 3.50% Notes and the 3.75% Notes (collectively the "Senior Subordinated Notes").
Each of the Senior Subordinated Notes are unsecured, senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our 100% owned U.S. subsidiaries ("Guarantor subsidiaries"). Each of the Senior Subordinated Notes also contains customary negative covenants and events of default. If we experience certain "change of control" events specified in their respective indentures, holders of these Senior Subordinated Notes will have the option to require us to purchase for cash all or a portion of their Senior Subordinated Notes at a price equal to 101% of the principal amount of the Senior Subordinated Notes, plus accrued and unpaid interest. In addition, if we make certain asset sales and do not reinvest the proceeds thereof or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the Senior Subordinated Notes at a price equal to 100% of the principal amount of the Senior Subordinated Notes, plus accrued and unpaid interest.
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
Condensed income statement information:

	PAG and Guarantor Subsidiaries
	Three Months Ended March 31, 2024	Twelve Months Ended December 31, 2023
Revenues	$3,911.7	$16,439.2
Gross profit	706.4	2,948.4
Equity in earnings of affiliates	32.5	289.5
Net income	143.4	835.5
Net income attributable to Penske Automotive Group	143.4	835.5

Condensed balance sheet information:

	PAG and Guarantor Subsidiaries
	March 31, 2024	December 31, 2023
Current assets (1)	$2,955.6	$3,066.2
Property and equipment, net	1,487.4	1,447.6
Equity method investments	1,758.3	1,727.7
Other noncurrent assets	3,702.8	3,693.2
Current liabilities	2,477.8	2,546.6
Noncurrent liabilities	3,922.2	3,946.7
__________
(1)Includes $536.2 million and $535.1 million as of March 31, 2024, and December 31, 2023, respectively, due from Non-Guarantor subsidiaries.
During the three months ended March 31, 2024, PAG received $15.1 million from Non-Guarantor subsidiaries. During the twelve months ended December 31, 2023, PAG received $142.9 million from Non-Guarantor subsidiaries.
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities. The major components of these changes are discussed below.

	Three Months Ended March 31,
(In millions)	2024	2023
Net cash provided by operating activities	$456.0	$311.2
Net cash used in investing activities	(352.4)	(105.5)
Net cash used in financing activities	(82.1)	(211.8)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	0.2
Net change in cash and cash equivalents	$20.5	$(5.9)
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

	Three Months Ended March 31,
(In millions)	2024	2023
Net cash provided by operating activities as reported	$456.0	$311.2
Floor plan notes payable — non-trade as reported	(30.7)	(133.1)
Net cash provided by operating activities including all floor plan notes payable	$425.3	$178.1
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of cash used for capital expenditures and cash used for net expenditures for acquisitions and other investments. Capital expenditures were $102.5 million and $102.4 million during the three months ended March 31, 2024 and 2023, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our capital expenditures with operating cash flows or borrowings under our credit agreements. Cash used in acquisitions and other investments, net of cash acquired, was $243.6 million during the three months ended March 31, 2024, and included cash used to repay sellers' floor plan liabilities in such business acquisitions of $83.1 million, compared to no cash used in acquisitions and other investments during the three months ended March 31, 2023.
Cash Flows from Financing Activities
Cash flows from financing activities include net borrowings of debt, net repayments of floor plan notes payable non-trade, repurchases of common stock, dividends, and payments for debt issuance costs.
We had net borrowings of debt of $48.7 million and $75.8 million during the three months ended March 31, 2024 and 2023, respectively. We had net repayments of floor plan notes payable non-trade of $30.7 million and $133.1 million during the three months ended March 31, 2024 and 2023, respectively. We repurchased 0.2 million and 0.9 million shares of common stock under our securities repurchase program for $32.9 million and $110.2 million during the three months ended March 31, 2024 and 2023, respectively. We also paid cash dividends to our stockholders of $58.6 million and $42.3 million during the three months ended March 31, 2024 and 2023, respectively. We made payments for debt issuance costs of $0.5 million and $2.0 million during the three months ended March 31, 2024, and 2023, respectively.
Tax Developments
Global Minimum Tax
The Organization for Economic Co-operation and Development (“OECD”), an international association of thirty-eight countries including the United States, has proposed reform of international taxation known as Pillar Two, which imposes a global minimum corporate income tax rate of 15% on multinational companies. In December 2022, the European Union (“EU”) Member States formally adopted a directive that implements the OECD Pillar Two framework, which is expected to be enacted into the national laws of the EU member states. Certain countries in which we operate have enacted legislation to adopt the Pillar Two framework effective for the Company for the calendar year 2024. Several other countries are also considering changes to their local tax laws to implement this framework in the future. We expect enacted Pillar Two legislation to increase tax compliance obligations; however, we do not anticipate any monetary impact from any Pillar Two legislation as all of the jurisdictions in which we operate are expected to have an effective tax rate greater than the minimum threshold of 15%. We will continue to monitor new guidance in this area including proposed and enacted legislative changes as further information becomes available.
Related Party Transactions
Stockholders Agreement
Several of our directors and officers are affiliated with Penske Corporation or related entities. Roger Penske, our Chair of the Board and Chief Executive Officer, is also Chair of the Board and Chief Executive Officer of Penske Corporation and through entities affiliated with Penske Corporation is our largest stockholder owning approximately 51.5% of our outstanding common stock. Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. (collectively, "Mitsui") own approximately 19.9% of our outstanding common stock. Mitsui, Penske Corporation and Penske Automotive Holdings Corp. (together with Penske Corporation, the "Penske companies") are parties to a stockholders agreement which expires March 26, 2030

(the "Stockholders Agreement"). Pursuant to the Stockholders Agreement, in connection with any shareholder election of directors, the Penske companies agreed to vote their shares for two directors who are representatives of Mitsui as long as Mitsui owns in excess of 20% of our outstanding common stock, and for one director as long as Mitsui owns in excess of 10% of our outstanding common stock. Mitsui agreed to vote its shares for up to fourteen directors voted for by the Penske companies.
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

Joint Venture Relationships
From time to time, we enter into joint venture relationships in the ordinary course of business, pursuant to which we own and operate automotive dealerships together with other investors. We may also provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of March 31, 2024, our automotive joint venture relationships were as follows:

Location	Dealerships	Ownership Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Sprinter, Porsche	80.00% (A)
Greenwich, Connecticut	Mercedes-Benz	80.00% (A)
Northern Italy	BMW, MINI, Maserati, Porsche, Audi, Jaguar, Land Rover, Volvo, Mercedes-Benz, smart, Lamborghini	84.10% (A)
Kerpen, Germany	Collision Center	66.67% (A)
Frankfurt, Germany	Lexus, Toyota, Volkswagen	50.00% (B)
Barcelona, Spain	BMW, MINI	50.00% (B)
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
Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q, and our other periodic reports filed with the Securities and Exchange Commission. Important factors that could also cause actual results to differ materially from our expectations include the following:
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
•the effect on our businesses of the changing retail environment due to certain manufacturers selling direct to consumers outside the franchise system, changes to an agency model of distribution in the U.K. and other European countries, and the growing number of electric vehicles;
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
We urge you to carefully consider these risk factors and further information identified in our Annual Report on Form 10-K for the year ended December 31, 2023, Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q, and our other periodic reports filed with the Securities and Exchange Commission in evaluating all forward-looking statements regarding our business. Readers of this report are cautioned not to place undue reliance on the forward-looking statements contained in this report. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Except to the extent required by the federal securities laws and the Securities and Exchange Commission's rules and regulations, we have no intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over the prime rate, SOFR, SONIA, the Bank of England Base Rate, the Canadian Prime Rate, the Tokyo Interbank Offered Rate, or the Australian Bank Bill Swap Rate. Based on an average of the aggregate amounts outstanding under these facilities during the three months ended March 31, 2024, a 100-basis-point change in interest rates would result in an approximate $3.9 million change to our annual other interest expense.
Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, SOFR, SONIA, the Bank of England Base Rate, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Australian Bank Bill Swap Rate, or the New Zealand Bank Bill Benchmark Rate. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the three months ended March 31, 2024, a 100-basis-point change in interest rates would result in an approximate $36.3 million change to our annual floor plan interest expense.
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
Foreign Currency Exchange Rates. As of March 31, 2024, we had consolidated operations in the U.K., Germany, Italy, Japan, Canada, Australia, and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $337.2 million change to our revenues for the three months ended March 31, 2024.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are a party to litigation and other legal proceedings, including class action claims and purported class action claims, in the ordinary course of business. Such claims may be brought by governmental authorities, customers, vendors, stockholders, or employees. We are not a party to any legal proceedings, including class action lawsuits, that individually or in the aggregate are reasonably expected to have a material effect on us. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect.
Item 1A. Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, along with our other periodic reports filed with the Securities and Exchange Commission, which could materially affect our business, financial condition, or future results. The following disclosure further updates the risk factors included in our 2023 Annual Report on Form 10-K and the risk factors included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024:
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
Significant adverse geo-political events, weather-related events, supply chain issues, or other events that interrupt vehicle or parts supply to our dealerships would likely have a significant and adverse impact on the industry as a whole, including us, particularly if the events impact any of the manufacturers whose franchises generate a significant percentage of our revenue. In the first quarter of 2024, vehicle shipments of certain brands were delayed as a sub-component was determined to be violative of certain legal requirements relating to its place of origin. In March 2024, a cargo ship crashed into the Francis Scott Key Bridge in the Port of Baltimore resulting in closure of that port, which was the largest U.S. port by volume for deliveries of automotive vehicles and components. In April 2024, a Freightliner truck supplier experienced a fire at its facility. These events affected the timing of new vehicles deliveries to our dealerships and similar events may materially and adversely affect us.
Other events such as a pandemic and the war in Ukraine may impact the supply of vehicles or parts to the markets in which we operate, and our business could be materially adversely affected. The supply chain required to manufacture and supply parts for the vehicles we sell is highly complex and integrated. Any failure of that supply chain could materially and adversely affect us. Our new vehicle days' supply is 40 as of March 31, 2024, compared to 39 as of December 31, 2023. While we expect to continue to have normal levels of used vehicles for sale (our used vehicle days' supply is 36 as of March 31, 2024, compared to 48 as of December 31, 2023), the lower supply of new vehicles has contributed to higher vehicle gross profit on new vehicles sold, which contributed to our higher overall profitability in recent years. While we expect increased new vehicle availability, continued production disruptions and supply shortages could result in suppressed new and used vehicle sales volumes which would impact the availability and affordability of new and used vehicles and may adversely affect us. As the supply of new vehicles has improved, we have experienced, and may continue to experience, reduced new and used vehicle gross profit together with higher sales volumes.
Additional risks relating to PTS. PTS' business has additional risks to those in the retail business, including:
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
On March 29, 2024, the U.S. Environmental Protection Agency ("EPA") announced its Phase 3 Rule regarding GHG emissions standards for heavy duty vehicles which, along with EPA’s other rules, requires market shifts to zero-emission technologies in certain segments of the heavy-duty vehicle sector and new, more stringent GHG emissions standards for heavy-duty engines and vehicles beginning as soon as model year 2027. The EPA initiated the first phase of the Clean Trucks Plan by issuing a final rule on December 20, 2022, which focuses on reducing emissions that form smog and soot and will apply to heavy-duty engines and vehicles beginning in model year 2027 through 2032. The Phase 3 Rule requires significant reductions in truck emissions through 2032 which may require the development of a significant volume of zero emission vehicles ("ZEV"). The current level of ZEV commercial vehicle sales is below 1%. In addition, foreign, federal, state, provincial, and local lawmakers also are considering a variety of other climate change proposals, including prohibiting the use of certain substances with high “global warming potential.” These and any other future requirements could result in higher prices for vehicles, diesel engines, materials, and fuel, as well as higher maintenance costs and uncertainty as to reliability and range of the new engines. Any of these factors could increase operating costs in the transportation industry, which would directly affect PTS' and PTG's customers and could reduce demand for vehicles. The new technology and legal requirements may also affect the resale values of these vehicles when PTS or PTG attempts to sell them in the future.
Regulatory Issues. We are subject to a wide variety of regulatory activities and oversight, including:
Vehicle requirements. Federal and state governments and regulators in both our domestic and international markets have increasingly placed restrictions and limitations on the vehicles sold in the market in an effort to combat perceived negative environmental effects. For example, in the U.S., automotive manufacturers are subject to federally mandated corporate average fuel economy standards, which will increase substantially through 2026. Moreover, on March 20, 2024, the EPA issued new emissions limits for light-duty and medium-duty model year 2027 through 2023 vehicles which are significantly more restrictive than existing requirements which are designed to incent an increased adoption of electric vehicles. For example, GHG emission in light-duty vehicles are required to decrease 49% for model year 2032 as compared to model year 2026. Moreover, the EPA is requiring electric batteries and related components to have at least an 8-year, 80,000-mile warranty.
Representatives of the U.K. government have proposed a ban on the sale of gasoline engines and gasoline hybrid engines in new cars and new vans that would take effect in 2035 while also providing government incentives on certain electric vehicles to entice consumers to transition from internal combustion vehicles to electric vehicles. The European Parliament recently approved a law requiring most automakers to reduce the emissions of new cars sold by 55% in 2030 and achieve a zero carbon-emission standard by 2035, effectively banning the sale of new gasoline and diesel cars and vans by 2035. Similar legislation in various states across the United States would ban the sale of new vehicles with gasoline-only engines in cars as early as 2035. The California legislation requires 35% of all new vehicles sold to meet a zero emissions standard by 2026 (with certain allowances for hybrid gas/electric vehicles), which percentage requirement increases until 2035, after which 100% of new vehicles sold must comply. Significant increases in fuel economy requirements, the new battery warranty standards, and new restrictions on emissions on vehicles and fuels could adversely affect prices, availability, and demand for the vehicles that we sell, which could materially adversely affect us.
Commercial trucks are subject to similar regulatory risks related to emissions standards and other regulatory requirements discussed above. The EPA has also recently issued revised standards to reduce GHG emissions from heavy-duty vehicles beginning in model year 2027 which is also discussed above. PTG sells new and used heavy- and medium-duty commercial trucks, parts and service, and offers collision repair services. PTS, with its broad product offering including full-service truck leasing, contract maintenance, and truck rental, along with logistics services, is one of the largest purchasers of commercial trucks in North America. Should future regulations or consumer sentiment hinder our or PTS' ability to maintain, acquire, sell, or operate trucks, we may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2024, we repurchased 221,329 shares of our common stock for $32.9 million, or an average of $148.72 per share, under our securities repurchase program approved by our Board of Directors, of which $182.6 million remained outstanding as of March 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
January 1 to January 31, 2024	72,638	$149.36	72,638	$204.7
February 1 to February 29, 2024	148,691	$148.41	148,691	$182.6
March 1 to March 31, 2024	—	$—	—	$182.6
	221,329		221,329
Item 5. Other Information
During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit No.	Description

*10.1	Form of Restricted Stock Unit Agreement (incorporated by reference to exhibit 10.3 to our Form 10-K filed February 16, 2024).

10.2	Voting Agreement by and between us and Penske Corporation dated January 23, 2024 (incorporated by reference to exhibit 10.1 to our Form 8-K filed January 24, 2024).

22.1	List of Guarantor Subsidiaries under the Company’s Senior Subordinated Notes

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification

32	Section 1350 Certification

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
________________________
* Compensatory plans or contracts

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger Penske
Roger Penske
Date: April 30, 2024		Chief Executive Officer

	By:	/s/ Michelle Hulgrave
Michelle Hulgrave
Date: April 30, 2024		Chief Financial Officer