Form 10-Q
period 2024-06-30
PENSKE AUTOMOTIVE GROUP, INC.
filed 2024-07-31
CIK 1019849

4

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2024, there were 66,770,941 shares of voting common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
	(In millions, except share and per share amounts)
ASSETS
Cash and cash equivalents	$115.1	$96.4
Accounts receivable, net of allowance for doubtful accounts of $7.7 and $6.8	1,040.5	1,114.6
Inventories	4,705.9	4,293.1
Other current assets	217.7	175.6
Total current assets	6,079.2	5,679.7
Property and equipment, net	2,914.3	2,765.2
Operating lease right-of-use assets	2,466.1	2,405.5
Goodwill	2,356.4	2,234.9
Other indefinite-lived intangible assets	931.9	748.2
Equity method investments	1,814.1	1,774.9
Other long-term assets	71.5	63.1
Total assets	$16,633.5	$15,671.5
LIABILITIES AND EQUITY
Floor plan notes payable	$2,578.2	$2,255.6
Floor plan notes payable — non-trade	1,562.7	1,515.9
Accounts payable	943.4	866.9
Accrued expenses and other current liabilities	916.9	809.8
Current portion of long-term debt	171.7	209.7
Total current liabilities	6,172.9	5,657.9
Long-term debt	1,594.6	1,419.5
Long-term operating lease liabilities	2,397.4	2,336.0
Deferred tax liabilities	1,229.0	1,231.7
Other long-term liabilities	253.3	270.8
Total liabilities	11,647.2	10,915.9
Commitments and contingent liabilities (Note 10)
Equity
Penske Automotive Group stockholders' equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 66,770,815 shares issued and outstanding at June 30, 2024; 67,111,181 shares issued and outstanding at December 31, 2023	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	—	—
Retained earnings	5,254.3	4,990.3
Accumulated other comprehensive income (loss)	(299.7)	(264.1)
Total Penske Automotive Group stockholders' equity	4,954.6	4,726.2
Non-controlling interest	31.7	29.4
Total equity	4,986.3	4,755.6
Total liabilities and equity	$16,633.5	$15,671.5
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)
	(In millions, except per share amounts)
Revenue:
Retail automotive dealership	$6,615.4	$6,406.0	$13,093.4	$12,705.8
Retail commercial truck dealership	892.3	919.2	1,684.1	1,814.8
Commercial vehicle distribution and other	189.0	143.3	367.0	286.9
Total revenues	7,696.7	7,468.5	15,144.5	14,807.5
Cost of sales:
Retail automotive dealership	5,540.4	5,320.1	10,961.2	10,557.3
Retail commercial truck dealership	747.8	772.4	1,394.8	1,521.0
Commercial vehicle distribution and other	144.4	103.0	279.2	203.9
Total cost of sales	6,432.6	6,195.5	12,635.2	12,282.2
Gross profit	1,264.1	1,273.0	2,509.3	2,525.3
Selling, general, and administrative expenses	887.5	858.1	1,767.3	1,703.0
Depreciation	38.6	34.1	76.4	68.0
Operating income	338.0	380.8	665.6	754.3
Floor plan interest expense	(46.6)	(30.8)	(91.4)	(58.7)
Other interest expense	(19.9)	(24.2)	(41.2)	(45.0)
Equity in earnings of affiliates	54.0	74.5	87.3	156.6
Income before income taxes	325.5	400.3	620.3	807.2
Income taxes	(82.6)	(97.7)	(161.2)	(205.0)
Net income	242.9	302.6	459.1	602.2
Less: Income attributable to non-controlling interests	1.7	1.8	2.7	3.1
Net income attributable to Penske Automotive Group common stockholders	$241.2	$300.8	$456.4	$599.1
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Net income attributable to Penske Automotive Group common stockholders	$3.61	$4.41	$6.81	$8.72
Shares used in determining basic earnings per share	66.9	68.2	67.0	68.7
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Net income attributable to Penske Automotive Group common stockholders	$3.61	$4.41	$6.81	$8.72
Shares used in determining diluted earnings per share	66.9	68.2	67.0	68.7
Amounts attributable to Penske Automotive Group common stockholders:
Net income	$242.9	$302.6	$459.1	$602.2
Less: Income attributable to non-controlling interests	1.7	1.8	2.7	3.1
Net income attributable to Penske Automotive Group common stockholders	$241.2	$300.8	$456.4	$599.1
Cash dividends per share	$0.96	$0.66	$1.83	$1.27
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)
	(In millions)
Net income	$242.9	$302.6	$459.1	$602.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2.4	33.4	(34.2)	51.7
Other adjustments to comprehensive income	(4.9)	3.4	(1.3)	8.2
Other comprehensive income (loss), net of tax	(2.5)	36.8	(35.5)	59.9
Comprehensive income	240.4	339.4	423.6	662.1
Less: Comprehensive income attributable to non-controlling interests	1.6	1.9	2.8	3.5
Comprehensive income attributable to Penske Automotive Group common stockholders	$238.8	$337.5	$420.8	$658.6
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2024	2023
	(Unaudited)
	(In millions)
Operating Activities:
Net income	$459.1	$602.2
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	76.4	68.0
Earnings of equity method investments, net of distributions	(71.1)	(116.2)
Deferred income taxes	(2.0)	26.1
Changes in operating assets and liabilities:
Accounts receivable	101.2	26.5
Inventories	(305.6)	(274.2)
Floor plan notes payable	334.4	112.7
Accounts payable and accrued expenses	133.4	94.4
Other	(34.7)	65.0
Net cash provided by operating activities	691.1	604.5
Investing Activities:
Purchases of property, equipment, and improvements	(201.7)	(185.5)
Proceeds from sale of property and equipment	—	9.9
Acquisitions net, including repayment of sellers' floor plan notes payable of $101.9 and $21.3, respectively	(440.8)	(80.5)
Other	(8.8)	(5.3)
Net cash used in investing activities	(651.3)	(261.4)
Financing Activities:
Proceeds from borrowings under revolving U.S. credit agreement and mortgage facilities	1,829.2	1,355.7
Repayments under revolving U.S. credit agreement and mortgage facilities	(1,760.6)	(1,288.0)
Net borrowings of other debt	68.0	44.9
Net borrowings (repayments) of floor plan notes payable — non-trade	51.6	(2.4)
Repurchases of common stock	(58.1)	(328.1)
Payments of tax withholding for stock-based compensation	(18.3)	(22.4)
Dividends	(123.0)	(87.2)
Payment of debt issuance costs	(0.7)	(2.0)
Other	(8.2)	(0.1)
Net cash used in financing activities	(20.1)	(329.6)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	(0.4)
Net change in cash and cash equivalents	18.7	13.1
Cash and cash equivalents, beginning of period	96.4	106.5
Cash and cash equivalents, end of period	$115.1	$119.6
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$127.4	$114.3
Income taxes	161.3	212.4
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	Three Months Ended June 30, 2024
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, March 31, 2024	67,049,359	$—	$—	$5,113.1	$(297.3)	$4,815.8	$30.3	$4,846.1
Equity compensation	10,724	—	7.7	—	—	7.7	—	7.7
Repurchases of common stock	(289,268)	—	(7.7)	(35.6)	—	(43.3)	—	(43.3)
Dividends	—	—	—	(64.4)	—	(64.4)	—	(64.4)
Distributions to non-controlling interest	—	—	—	—	—	—	(0.2)	(0.2)
Foreign currency translation	—	—	—	—	2.5	2.5	(0.1)	2.4
Other	—	—	—	—	(4.9)	(4.9)	—	(4.9)
Net income	—	—	—	241.2	—	241.2	1.7	242.9
Balance, June 30, 2024	66,770,815	$—	$—	$5,254.3	$(299.7)	$4,954.6	$31.7	$4,986.3

	Three Months Ended June 30, 2023
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, March 31, 2023	69,000,558	$—	$—	$4,635.8	$(312.5)	$4,323.3	$28.1	$4,351.4
Equity compensation	17,763	—	8.2	—	—	8.2	—	8.2
Repurchases of common stock	(1,713,232)	—	(8.2)	(233.8)	—	(242.0)	—	(242.0)
Dividends	—	—	—	(44.9)	—	(44.9)	—	(44.9)
Distributions to non-controlling interest	—	—	—	—	—	—	(2.4)	(2.4)
Foreign currency translation	—	—	—	—	33.3	33.3	0.1	33.4
Other	—	—	—	—	3.4	3.4	—	3.4
Net income	—	—	—	300.8	—	300.8	1.8	302.6
Balance, June 30, 2023	67,305,089	$—	$—	$4,657.9	$(275.8)	$4,382.1	$27.6	$4,409.7
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	Six Months Ended June 30, 2024
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2023	67,111,181	$—	$—	$4,990.3	$(264.1)	$4,726.2	$29.4	$4,755.6
Equity compensation	170,231	—	15.3	—	—	15.3	—	15.3
Repurchases of common stock	(510,597)	—	(15.3)	(61.3)	—	(76.6)	—	(76.6)
Dividends	—	—	—	(123.0)	—	(123.0)	—	(123.0)
Distributions to non-controlling interest	—	—	—	—	—	—	(0.5)	(0.5)
Foreign currency translation	—	—	—	—	(34.3)	(34.3)	0.1	(34.2)
Other	—	—	—	(8.1)	(1.3)	(9.4)	—	(9.4)
Net income	—	—	—	456.4	—	456.4	2.7	459.1
Balance, June 30, 2024	66,770,815	$—	$—	$5,254.3	$(299.7)	$4,954.6	$31.7	$4,986.3

	Six Months Ended June 30, 2023
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2022	69,681,891	$—	$—	$4,483.3	$(335.3)	$4,148.0	$26.8	$4,174.8
Equity compensation	226,757	—	16.0	—	—	16.0	—	16.0
Repurchases of common stock	(2,603,559)	—	(16.0)	(337.3)	—	(353.3)	—	(353.3)
Dividends	—	—	—	(87.2)	—	(87.2)	—	(87.2)
Distributions to non-controlling interest	—	—	—	—	—	—	(2.7)	(2.7)
Foreign currency translation	—	—	—	—	51.3	51.3	0.4	51.7
Other	—	—	—	—	8.2	8.2	—	8.2
Net income	—	—	—	599.1	—	599.1	3.1	602.2
Balance, June 30, 2023	67,305,089	$—	$—	$4,657.9	$(275.8)	$4,382.1	$27.6	$4,409.7
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
Business Overview and Concentrations
We are a diversified international transportation services company and one of the world's premier automotive and commercial truck retailers. We operate dealerships in the United States, the United Kingdom, Canada, Germany, Italy, Japan, and Australia, and we are one of the largest retailers of commercial trucks in North America for Freightliner. We also distribute and retail commercial vehicles, diesel and gas engines, power systems, and related parts and services principally in Australia and New Zealand. Additionally, we own 28.9% of Penske Transportation Solutions, a business that manages one of the largest, most comprehensive and modern trucking fleets in North America with trucks, tractors, and trailers under lease, rental, and/or maintenance contracts, and provides innovative transportation, supply chain, and technology solutions to its customers.
Retail Automotive. As of June 30, 2024, we operated 362 retail automotive franchised dealerships, of which 152 are located in the U.S. and 210 are located outside of the U.S. The franchised dealerships outside of the U.S. are located primarily in the U.K. As of June 30, 2024, we also operated 18 used vehicle dealerships, with six dealerships in the U.S., 11 dealerships in the U.K., and one dealership in Australia.
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
During the six months ended June 30, 2024, we acquired 16 retail automotive franchises and opened one retail automotive franchise in the U.K., acquired one Ford dealership and one Chrysler/Dodge/Jeep/Ram dealership in the U.S., acquired two retail automotive franchises in Italy, and acquired two retail automotive franchises and one used vehicle dealership in Australia. In the U.S., we closed one retail automotive franchise and one used vehicle dealership, and in the U.K., we closed one used vehicle dealership. In July 2024, we also acquired one Ford dealership in the U.S. and divested three of our U.K. CarShop locations, and we have transitioned our remaining U.K. CarShop locations to Sytner Select dealerships, having incorporated them within the broader Sytner network.
Retail Commercial Truck Dealership. We operate Premier Truck Group ("PTG"), a heavy- and medium-duty truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations across 11 U.S. states and the Canadian provinces of Ontario and Manitoba. During the six months ended June 30, 2024, we acquired three full-service dealerships and two independent repair facilities in the U.S. As of June 30, 2024, PTG operated 48 locations selling new and/or used trucks, performing service and parts operations, or offering collision repair services.
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
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 is unaudited but includes all adjustments which our management believes to be necessary for the fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2023, which are included as part of our Annual Report on Form 10-K.
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

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.50% senior subordinated notes due 2025	548.4	533.8	547.7	$529.7
3.75% senior subordinated notes due 2029	496.2	448.9	495.8	444.4
Mortgage facilities (1)	453.7	427.6	402.1	378.5
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
Dealership Parts and Service Sales. We record revenue for vehicle service and collision work over time as work is completed and when parts are delivered to our customers. For service and parts revenues recorded over time, we utilize a method that considers total costs incurred to date and the applicable margin in relation to total expected efforts to complete our performance obligation in order to determine the appropriate amount of revenue to recognize over time. Recognition of this revenue over time reflects the amount of consideration we expect to be entitled to for the transfer of goods and services performed to date, representative of the amount for which we have a right to payment. The amount of consideration we receive for parts and service sales, including collision repair work, is based upon labor hours expended and parts utilized to perform and complete the necessary services to our customers. Payment is typically due upon delivery or within a period of time shortly thereafter. We receive payment from our customers upon transfer of control or within a period typically less than 30 days subsequent to the completion of services for the customer. We allow for customer returns of parts sales up to 30 days after the sale.
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
In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $48.5 million and $42.7 million as of June 30, 2024, and December 31, 2023, respectively.
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
Retail Automotive Dealership
The following tables disaggregate our retail automotive segment revenue by product type and geographic location for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
Retail Automotive Dealership Revenue	2024	2023	2024	2023
New vehicle	$2,995.8	$2,820.1	$5,798.4	$5,541.4
Used vehicle	2,275.8	2,330.3	4,612.0	4,627.4
Finance and insurance, net	208.7	214.1	414.7	420.9
Service and parts	752.8	685.2	1,498.9	1,368.2
Fleet and wholesale	382.3	356.3	769.4	747.9
Total retail automotive dealership revenue	$6,615.4	$6,406.0	$13,093.4	$12,705.8

	Three Months Ended June 30,		Six Months Ended June 30,
Retail Automotive Dealership Revenue	2024	2023	2024	2023
U.S.	$3,712.7	$3,537.0	$7,127.7	$6,915.2
U.K.	2,399.0	2,401.5	4,945.5	4,873.9
Germany, Italy, Japan, and Australia	503.7	467.5	1,020.2	916.7
Total retail automotive dealership revenue	$6,615.4	$6,406.0	$13,093.4	$12,705.8
Retail Commercial Truck Dealership
The following table disaggregates our retail commercial truck segment revenue by product type for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
Retail Commercial Truck Dealership Revenue	2024	2023	2024	2023
New truck	$615.4	$616.4	$1,109.6	$1,216.6
Used truck	48.7	52.4	111.1	101.9
Finance and insurance, net	4.2	5.0	9.5	10.0
Service and parts	219.2	232.1	442.8	460.1
Other	4.8	13.3	11.1	26.2
Total retail commercial truck dealership revenue	$892.3	$919.2	$1,684.1	$1,814.8
Commercial Vehicle Distribution and Other
Our other reportable segment relates to our Penske Australia business. Commercial vehicle distribution and other revenue was $189.0 million and $367.0 million, including $70.9 million and $137.9 million of service and parts revenue, during the three and six months ended June 30, 2024, and $143.3 million and $286.9 million, including $68.0 million and $129.3 million of service and parts revenue, during the three and six months ended June 30, 2023, respectively.
Contract Balances
The following table summarizes our accounts receivable and unearned revenues as of June 30, 2024, and December 31, 2023:

	June 30, 2024	December 31, 2023
Accounts receivable
Contracts in transit	$281.6	$361.9
Vehicle receivables	205.0	170.6
Manufacturer receivables	205.8	218.9
Trade receivables	325.9	344.1

Accrued expenses
Unearned revenues	$301.0	$280.2
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

Unearned revenues primarily relate to payments received from customers prior to satisfaction of our performance obligations, such as refundable customer deposits, non-refundable customer deposits, and deferred revenues from operating leases. These amounts are presented within "Accrued expenses and other current liabilities" on our consolidated balance sheets. Of the amounts recorded as unearned revenues as of December 31, 2023, $150.0 million was recognized as revenue during the six months ended June 30, 2024.
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
We estimate the total undiscounted rent obligations under these leases, including any extension periods that we are reasonably certain to exercise, to be $5.3 billion as of June 30, 2024. Some of our lease arrangements include rental payments that are adjusted based on an index or rate, such as the Consumer Price Index (CPI). As the rate implicit in the lease is generally not readily determinable for our operating leases, the discount rates used to determine the present value of our lease liability are based on our incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. Our incremental borrowing rate for a lease is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
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
In connection with the sale, relocation, and closure of certain of our dealerships, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties was $3.7 million and $7.6 million for the three and six months ended June 30, 2024, and $4.3 million and $8.5 million for the three and six months ended June 30, 2023, respectively. We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period. We do not have any material leases that have not yet commenced as of June 30, 2024.

The following table summarizes our net operating lease cost during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease Cost
Operating lease cost (1)	$66.1	$65.2	$133.4	$129.6
Sublease income	(3.7)	(4.3)	(7.6)	(8.5)
Total lease cost	$62.4	$60.9	$125.8	$121.1
_________________
(1)Includes short-term leases and variable lease costs, which are immaterial.
The following table summarizes supplemental cash flow information related to our operating leases:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$133.5	$129.3
Right-of-use assets modified or obtained in exchange for operating lease liabilities, net	$112.2	$(4.4)
Supplemental balance sheet information related to the weighted average remaining lease term and discount rate of our leases is as follows:

	June 30, 2024	December 31, 2023
Lease Term and Discount Rate
Weighted-average remaining lease term - operating leases	24 years	24 years
Weighted-average discount rate - operating leases	6.7%	6.7%
The following table summarizes the maturity of our lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on our consolidated condensed balance sheet as of June 30, 2024:

Maturity of Lease Liabilities	June 30, 2024
2024 (1)	$127.8
2025	252.1
2026	246.6
2027	237.1
2028	235.0
2029	228.8
2030 and thereafter	4,014.4
Total future minimum lease payments	$5,341.8
Less: Imputed interest	(2,856.6)
Present value of future minimum lease payments	$2,485.2

Current operating lease liabilities (2)	$87.8
Long-term operating lease liabilities	2,397.4
Total operating lease liabilities	$2,485.2
____________________
(1)Excludes the six months ended June 30, 2024.
(2)Included within "Accrued expenses and other current liabilities" on Consolidated Condensed Balance Sheet as of June 30, 2024.

4. Inventories
Inventories consisted of the following:

	June 30, 2024	December 31, 2023
Retail automotive dealership new vehicles	$2,202.1	$1,951.3
Retail automotive dealership used vehicles	1,103.5	1,186.3
Retail automotive parts, accessories, and other	164.9	156.2
Retail commercial truck dealership vehicles and parts	723.6	543.7
Commercial vehicle distribution vehicles, parts, and engines	511.8	455.6
Total inventories	$4,705.9	$4,293.1
We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $16.3 million and $11.4 million during the three months ended June 30, 2024 and 2023, respectively, and $30.7 million and $24.7 million during the six months ended June 30, 2024 and 2023, respectively.
5. Business Combinations
During the six months ended June 30, 2024, we acquired 16 retail automotive franchises in the U.K., acquired two retail automotive franchises in Italy, and acquired two retail automotive franchises in Australia. We also acquired three full-service dealerships and two independent repair facilities in the U.S. adding to PTG's operations. The companies acquired during the six months ended June 30, 2024, generated $418.4 million of revenue and $8.3 million of pre-tax income from our date of acquisition through June 30, 2024. During the six months ended June 30, 2023, we acquired three full-service commercial truck dealerships and two service and parts centers in Canada adding to PTG's operations. Our financial statements include the results of operations of the acquired entities from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements and may be subject to adjustment pending completion of final valuation. The following table summarizes the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Accounts receivable	$33.6	$—
Inventories	135.0	25.3
Other current assets	0.2	0.1
Property and equipment	37.0	2.8
Indefinite-lived intangibles	319.8	54.1
Other noncurrent assets	—	—
Current liabilities	(62.4)	(1.8)
Noncurrent liabilities	(22.4)	—
Total cash used in acquisitions	$440.8	$80.5

Our following unaudited consolidated pro forma results of operations for the three and six months ended June 30, 2024 and 2023 give effect to acquisitions consummated during 2024 and 2023 as if they had occurred on January 1, 2023. This pro forma information is based on historical results of operations, adjusted for the income statement effects of incremental interest expense directly resulting from the acquisitions and the related tax effects. The pro forma information is not necessarily indicative of the results that would have been achieved had the transactions occurred on the first day of each of the periods presented or that may be achieved in the future:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$7,764.0	$7,880.3	$15,323.9	$15,640.8
Net income attributable to Penske Automotive Group common stockholders	243.2	308.7	461.3	615.4
Net income per diluted common share	$3.64	$4.53	$6.89	$8.96
6. Intangible Assets
The following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the six months ended June 30, 2024:

	Goodwill	Other Indefinite- Lived Intangible Assets
Balance, January 1, 2024	$2,234.9	$748.2
Additions	131.9	187.9
Disposals	—	—
Foreign currency translation	(10.4)	(4.2)
Balance, June 30, 2024	$2,356.4	$931.9
As of June 30, 2024, the goodwill balance for reporting units within our Retail Automotive, Retail Commercial Truck, and Other reportable segments was $1,776.5 million, $504.7 million, and $75.2 million, respectively. There is no goodwill recorded in our Non-Automotive Investments reportable segment.
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
The weighted average interest rate on floor plan borrowings was 4.9% and 4.2% for the six months ended June 30, 2024 and 2023, respectively. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle and all floor plan notes payable relating to pre-owned vehicles as "Floor plan notes payable — non-trade" on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.

8. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average shares of voting common stock outstanding, including unvested restricted stock awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average shares of voting common stock outstanding, adjusted for the dilutive impact of unissued shares paid to directors during the year as compensation. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average number of common shares outstanding	66,878,772	68,175,825	66,969,939	68,689,106
Effect of non-participatory equity compensation	16,776	15,003	16,776	15,003
Weighted average number of common shares outstanding, including effect of dilutive securities	66,895,548	68,190,828	66,986,715	68,704,109
9. Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2024	December 31, 2023
U.S. credit agreement — revolving credit line	$—	$—
U.K. credit agreement — revolving credit line	118.9	—
3.50% senior subordinated notes due 2025	548.4	547.7
3.75% senior subordinated notes due 2029	496.2	495.8
Canada credit agreement	83.0	81.5
Australia credit agreement	21.0	62.7
Mortgage facilities	453.7	402.1
Other	45.1	39.4
Total long-term debt	1,766.3	1,629.2
Less: current portion	(171.7)	(209.7)
Net long-term debt	$1,594.6	$1,419.5
U.S. Credit Agreement
Our U.S. Credit Agreement with Mercedes-Benz Financial Services USA LLC, Toyota Motor Credit Corporation, and Daimler Truck Financial Services USA LLC (as amended, the "U.S. Credit Agreement") provides for up to $1.2 billion in revolving loans for working capital, acquisitions, capital expenditures, investments, and other general corporate purposes and provides up to an additional $75 million of letters of credit. The U.S. Credit Agreement provides for a maximum of $400 million of borrowings for foreign acquisitions and expires on September 30, 2026. The interest rate on revolving loans is based on an adjusted Secured Overnight Financing Rate ("SOFR") plus 1.50%, with uncollateralized borrowings in excess of a defined borrowing base bearing interest at adjusted SOFR plus 3.00%.
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

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations, and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of June 30, 2024, we had no revolver borrowings under the U.S. credit agreement.
U.K. Credit Agreement
Our U.K. credit agreement with the National Westminster Bank Plc and BMW Financial Services (GB) Limited provides up to a £200.0 million revolving line of credit to be used for working capital, acquisitions, capital expenditures, investments, and general corporate purposes. The revolving loans bear interest between defined Sterling Overnight Index Average (“SONIA”) plus 1.10% and defined SONIA plus 2.10%. In addition, the U.K. credit agreement includes a £100.0 million “accordion” feature which allows the U.K. subsidiaries to request up to an additional £100.0 million of facility capacity, subject to certain limitations. The lenders may agree to provide additional capacity, and, if not, the U.K. subsidiaries may add an additional lender, if available, to the facility to provide such additional capacity. Our U.K. credit agreement expires in January 2028. The U.K. credit agreement is guaranteed by the holding company of a majority of our international subsidiaries, PAG International Ltd. As of June 30, 2024, we had £94.0 million ($118.9 million) revolver borrowings under the U.K. credit agreement.
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
Canada Credit Agreement
One of our Canadian subsidiaries is party to a CAD $150.0 million revolving line of credit with Daimler Truck Financial Services Canada Corporation ("DTFS") which we use in relation to our Canadian Premier Truck Group retail operations (the "Canada credit agreement"). The Canada credit agreement bears interest at a rate of Canadian Prime (determined by the Royal Bank of Canada) ("Canadian Prime Rate") minus 0.50%; provided that DTFS is entitled to demand repayment of any outstanding borrowings under the Canada revolving note and, following such demand, the interest rate on outstanding borrowings shall be increased to the Canadian Prime Rate plus 2.00%. The Canada credit agreement is guaranteed by PAG International Ltd. As of June 30, 2024, we had CAD $113.5 million ($83.0 million) of outstanding borrowings under the Canada credit agreement.

Australia Credit Agreement
Penske Australia is party to an AU $100.0 million credit agreement with Daimler Truck Financial Services Australia Pty Ltd (the "Australia credit agreement"). The Australia credit agreement provides the lender with a secured interest in all assets of these businesses, is terminable with six months' notice, and carries an interest rate of Australian BBSW 30-day Bill Rate plus 2.29%. As of June 30, 2024, we had AU $31.5 million ($21.0 million) outstanding borrowings under the Australia credit agreement.
Mortgage Facilities
We are party to mortgages that bear interest at defined rates and require monthly principal and interest payments. We also have a revolving mortgage facility with Toyota Motor Credit Corporation in the U.S. Our maximum borrowing capacity under the mortgage facility is $350.0 million, contingent on property values. Our actual borrowing capacity as of June 30, 2024, was $258.7 million. The facility bears interest at the prime rate minus 1.68% and expires in December 2028. As of June 30, 2024, we had $78.0 million outstanding borrowings under this mortgage facility. Our mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain dealerships operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of June 30, 2024, we owed $453.7 million of principal under all of our mortgage facilities.
10. Commitments and Contingent Liabilities
We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of June 30, 2024, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
We have $23.9 million of letters of credit outstanding and $16.0 million of bank guarantees as of June 30, 2024, and have posted $18.2 million of surety bonds in the ordinary course of business.

11. Equity
A summary of shares repurchased under our securities repurchase program, and shares acquired, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shares repurchased (1)	169,206	1,551,058	390,535	2,441,385
Aggregate purchase price	$25.2	$217.8	$58.1	$328.0
Average purchase price per share	$149.07	$140.44	$148.87	$134.36

Additional Shares acquired (2)	120,062	162,174	120,062	162,174
Aggregate purchase price	$18.3	$22.4	$18.3	$22.4
Average purchase price per share	$152.10	$138.43	$152.10	$138.43
________________________
(1)Shares were repurchased under our securities repurchase program. We had $157.4 million in repurchase authorization remaining under the repurchase program as of June 30, 2024.
(2)Shares were acquired from employees in connection with a net share settlement feature of employee equity awards.
12. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component during the three and six months ended June 30, 2024 and 2023, respectively, attributable to Penske Automotive Group common stockholders follows:
Three Months Ended June 30, 2024

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2024	$(299.4)	$2.1	$(297.3)
Other comprehensive income (loss), net of tax	2.5	(4.9)	(2.4)
Balance at June 30, 2024	$(296.9)	$(2.8)	$(299.7)
Three Months Ended June 30, 2023

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2023	$(310.1)	$(2.4)	$(312.5)
Other comprehensive income, net of tax	33.3	3.4	36.7
Balance at June 30, 2023	$(276.8)	$1.0	$(275.8)
Six Months Ended June 30, 2024

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$(262.6)	$(1.5)	$(264.1)
Other comprehensive loss - net of tax	(34.3)	(1.3)	(35.6)
Balance at June 30, 2024	$(296.9)	$(2.8)	$(299.7)

Six Months Ended June 30, 2023

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(328.1)	$(7.2)	$(335.3)
Other comprehensive income - net of tax	51.3	8.2	59.5
Balance at June 30, 2023	$(276.8)	$1.0	$(275.8)
13. Segment Information
Our operations are organized by management into operating segments by line of business and geography. We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations which includes our investment in PTS and other various investments. The Retail Automotive reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and our retail automotive joint ventures. The individual dealership operations included in the Retail Automotive reportable segment represent two operating segments: United States Retail Automotive and International Retail Automotive. These operating segments have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and/or used vehicles, service, parts, and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals), and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). Revenue and segment income for the three and six months ended June 30, 2024 and 2023 follows:
Three Months Ended June 30,

	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Total
Revenues
2024	$6,615.4	$892.3	$189.0	$—	$7,696.7
2023	6,406.0	$919.2	$143.3	$—	$7,468.5
Segment income
2024	$210.4	$51.7	$10.6	$52.8	$325.5
2023	261.1	$55.5	$10.4	$73.3	$400.3
Six Months Ended June 30,

	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Total
Revenues
2024	$13,093.4	$1,684.1	$367.0	$—	$15,144.5
2023	12,705.8	$1,814.8	$286.9	$—	$14,807.5
Segment income
2024	$408.8	$102.2	$24.2	$85.1	$620.3
2023	517.8	$112.6	$22.5	$154.3	$807.2

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, and Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, and those in our other periodic reports filed with the Securities and Exchange Commission, and "Forward-Looking Statements." We have acquired and initiated a number of businesses during the periods presented and addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. Our period-to-period results of operations may vary depending on the dates of acquisitions or disposals.
Overview
We are a diversified international transportation services company and one of the world's premier automotive and commercial truck retailers. We operate dealerships in the United States, the United Kingdom, Canada, Germany, Italy, Japan, and Australia, and we are one of the largest retailers of commercial trucks in North America for Freightliner. We also distribute and retail commercial vehicles, diesel and gas engines, power systems, and related parts and services principally in Australia and New Zealand. We employ over 28,850 people worldwide. Additionally, we own 28.9% of Penske Transportation Solutions, a business that employs over 44,000 people worldwide, manages one of the largest, most comprehensive and modern trucking fleets in North America with over 446,000 trucks, tractors, and trailers under lease, rental, and/or maintenance contracts, and provides innovative transportation, supply chain, and technology solutions to its customers.
Business Overview
During the six months ended June 30, 2024, our business generated $15.1 billion in total revenue, which is comprised of approximately $13.1 billion from retail automotive dealerships, $1.7 billion from retail commercial truck dealerships, and $367.0 million from commercial vehicle distribution and other operations. We generated $2.5 billion in gross profit, which is comprised of $2.1 billion from retail automotive dealerships, $289.3 million from retail commercial truck dealerships, and $87.8 million from commercial vehicle distribution and other operations.
Retail Automotive. We are one of the largest global automotive retailers as measured by the $25.2 billion in total retail automotive dealership revenue we generated in 2023. We are diversified geographically with 54% of our total retail automotive dealership revenues in the six months ended June 30, 2024, generated in the U.S. and Puerto Rico and 46% generated outside of the U.S. We offer over 40 vehicle brands with 72% of our retail automotive franchised dealership revenue generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz, and Porsche, in the six months ended June 30, 2024. As of June 30, 2024, we operated 362 retail automotive franchised dealerships, of which 152 are located in the U.S. and 210 are located outside of the U.S. The franchised dealerships outside of the U.S. are located primarily in the U.K. As of June 30, 2024, we also operated 18 used vehicle dealerships, with six dealerships in the U.S., 11 dealerships in the U.K., and one dealership in Australia. We retailed and wholesaled, including agency units, more than 308,000 vehicles in the six months ended June 30, 2024.
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

During the six months ended June 30, 2024, we acquired 16 retail automotive franchises and opened one retail automotive franchise in the U.K., acquired one Ford dealership and one Chrysler/Dodge/Jeep/Ram dealership in the U.S., acquired two retail automotive franchises in Italy, and acquired two retail automotive franchises and one used vehicle dealership in Australia. In the U.S., we closed one retail automotive franchise and one used vehicle dealership, and in the U.K., we closed one used vehicle dealership. Retail automotive dealerships represented 86.5% of our total revenues and 85.0% of our total gross profit in the six months ended June 30, 2024. In July 2024, we also acquired one Ford dealership in the U.S. and divested three of our U.K. CarShop locations, and we have transitioned our remaining U.K. CarShop locations to Sytner Select dealerships, having incorporated them within the broader Sytner network.
Retail Commercial Truck Dealership. We operate Premier Truck Group ("PTG"), a heavy- and medium-duty truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations across 11 U.S. states and the Canadian provinces of Ontario and Manitoba. During the six months ended June 30, 2024, we acquired three full-service dealerships and two independent repair facilities in the U.S. As of June 30, 2024, PTG operated 48 locations selling new and/or used trucks, performing service and parts operations, or offering collision repair services. We retailed and wholesaled 9,910 new and used trucks in the six months ended June 30, 2024. This business represented 11.1% of our total revenues and 11.5% of our total gross profit in the six months ended June 30, 2024.
On June 19, 2024, we became aware that CDK Global, LLC (“CDK”), a third-party provider of information systems, including dealer management software systems (“DMS”) to support retail automotive and commercial truck dealership operations, was experiencing a cybersecurity incident and its systems were rendered inoperable (the “CDK Cybersecurity Incident”). Although we do not utilize CDK's DMS in our U.S. or international automotive dealership operations, our Premier Truck Group business does utilize CDK’s dealer management system and was impacted by the CDK Cybersecurity Incident. On June 19th, we immediately took precautionary containment steps to protect our systems and commenced an investigation of the incident. PTG implemented its business continuity response plans and continued to operate without the DMS at all locations through manual or alternate processes developed to respond to such incidents. On July 2, PTG was able to reconnect all of its locations to CDK’s DMS servers and restore core functionality of the software platform. However, key industry partners, such as Daimler Truck North America, did not immediately reconnect to the CDK systems at that time. Certain ancillary systems and integrations remain unavailable or limited, and efforts remain ongoing to restore these.
Penske Australia. Penske Australia is the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy- and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand, and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU (a Rolls-Royce solution), Detroit Diesel, Allison Transmission, and Bergen Engines. Penske Australia offers products across the on- and off-highway markets, including in the trucking, mining, power generation, defense, marine, rail, and construction sectors and supports full parts and aftersales service through a network of branches, field service locations, and dealers across the region. These businesses represented 2.4% of our total revenues and 3.5% of our total gross profit in the six months ended June 30, 2024.
Penske Transportation Solutions. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. ("PTL"). PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. ("Mitsui"). We account for our investment in PTL under the equity method, and we therefore record our share of PTL's earnings on our statements of income under the caption "Equity in earnings of affiliates," which also includes the results of our other equity method investments. Penske Transportation Solutions ("PTS") is the universal brand name for PTL's various business lines through which it is capable of meeting customers' needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental, and contract maintenance along with logistics services, such as dedicated contract carriage, distribution center management, freight management, and dry van truckload carrier services. We recorded $85.4 million and $154.1 million in equity earnings from this investment for the six months ended June 30, 2024 and 2023, respectively.
Outlook
Retail Automotive. During the six months ended June 30, 2024, U.S. industry new light vehicle sales increased 2.2%, to 7.9 million units, including a 1.4% increase in fleet sales and a 2.2% increase in retail sales, as compared to the same period last year. U.K. new vehicle registrations increased 6.0% to 1.0 million registrations, including a 22.3% increase in fleet sales and partially offset by a 12.0% decrease in retail sales, as compared to the same period last year. New vehicle sales are being positively impacted by continued strong consumer demand, increased inventory availability, manufacturer incentives, and government incentives on electric vehicles, partially offset by lower industry sales due to the CDK

Cybersecurity Incident discussed above. Our new vehicle days' supply is 52 as of June 30, 2024, compared to 39 as of December 31, 2023, as the supply of new vehicle inventory continues to increase. Our used vehicle days' supply is 40 as of June 30, 2024, compared to 48 as of December 31, 2023, and is being impacted by a lower supply of 1-4 year old used vehicles as a result of the lower number of new vehicles sold in recent years and fewer lease returns in the U.S. As a reference, our new and used days' supply was 71 and 52, respectively, as of December 31, 2019 (pre-COVID). While we continue to expect increasing new vehicle availability, production disruptions and supply shortages could result in suppressed new and used vehicle sales volumes, which would impact the availability and affordability of new and used vehicles. As the supply of new vehicles has improved, we have experienced, and may continue to experience, reduced new and used vehicle gross profit. The U.S. Environmental Protection Agency, as well as several U.S. states, have adopted emissions limits on new vehicles which are designed to incent adoption of electric or other zero-emissions vehicles. New vehicle sales levels could be impacted by affordability challenges, inflation, higher interest rates, regulatory mandates, or a reduction in consumer spending resulting in decreased demand. The unavailability of quality, low-mileage used vehicles for sale may adversely impact our used vehicle operations.
Representatives of the U.K. government have proposed a ban on the sale of gasoline engines and gasoline hybrid engines in new cars and new vans that may take effect as early as 2030 while also providing government incentives on certain electric vehicles to entice consumers to transition from internal combustion vehicles to electric vehicles. In part due to these incentives, in the U.K. new registrations of electric vehicles, excluding hybrid, represented 16.6% of the overall market for the six months ended June 30, 2024, compared to 16.1% for the same period last year, and represented 22.1% of our U.K. new unit sales, compared with 20.0% over the same prior year period. In the U.S., sales of electric vehicles increased 7.3% to 0.6 million units as compared to the same period last year. Electric Vehicle sales represented 8.0% of the overall U.S. market for the six months ended June 30, 2024, compared to 7.2% for the same period last year. During the six months ended June 30, 2024, 4.4% of new vehicle sales in the U.S., and 2.3% of the new vehicle sales in the U.K., were sold by vehicle manufacturers directly to consumers outside of the retail automotive franchised system, principally consisting of one manufacturer.
Retail Commercial Truck Dealership. During the six months ended June 30, 2024, North American sales of Class 6-8 medium- and heavy-duty trucks, the vehicles sold by our PTG business, decreased 8.1% from the same period last year to 223,991 units, primarily due to increased deliveries in 2023 as a result of deliveries expected in 2022 being delayed into 2023 due to supply constraints. The Class 6-7 medium-duty truck market decreased 6.8% from the same period last year to 73,033 units, and Class 8 heavy-duty trucks, the largest North American market, decreased 8.7% from the same period last year to 150,958 units. We expect replacement demand to continue throughout 2024, although a continued weak freight market may impact unit sales and service and parts demand. As of June 30, 2024, the Class 6-8 medium- and heavy-duty truck backlog is 215,156 units according to data published by ACT Research. In April 2024, a Freightliner truck supplier experienced a fire at its facility, which impacted the timing of vehicle deliveries to us. When the supply of commercial trucks improves to historical levels, we may experience reduced new and used commercial truck gross profit per unit together with higher sales volumes.
Commercial Vehicle Distribution and Other. During the six months ended June 30, 2024, the Australian heavy-duty truck market reported sales of 8,769 units, representing an increase of 0.4% from the same period last year, while the New Zealand market reported sales of 1,929 units, representing a decrease of 2.9% from the same period last year. Additionally, our power system operations continue to grow through sales in the off-highway segments such as energy solutions which provide power systems for large data centers, mining, and military applications.
Penske Transportation Solutions. A majority of PTS' revenue is generated by multi-year contracts for full-service leasing, contract maintenance, and logistics services. PTS also rents additional trucks to commercial customers in response to demand for freight as well as consumer customers. With a managed fleet of over 446,000 vehicles at June 30, 2024, PTS regularly sells trucks in order to maintain a low fleet age as well as in response to changes in demand for truck leasing and records a gain or loss on those sales. For 2024, PTS also expects continued demand for its full-service leasing business and lower gain on sale of used trucks as PTS continues to optimize its fleet size to help reduce operating costs while improving utilization.
As described in "Forward-Looking Statements," there are a number of factors that could cause actual results to differ materially from our expectations, including those discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, and Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, and our other periodic reports filed with the Securities and Exchange Commission.

Operating Overview
Automotive and commercial truck dealerships represent 97.6% of our revenue and 82.4% of our earnings before taxes during the six months ended June 30, 2024. Income from our PTS investment represents 13.8% of our earnings before taxes during the six months ended June 30, 2024. New and used vehicle revenues typically include sales to retail customers, agency customers, fleet customers, and leasing companies providing consumer leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, sales of third-party insurance policies, commissions relating to the sale of finance and lease contracts to third parties, and the sales of certain other products. Service and parts revenues include fees paid by customers for repair, maintenance and collision services, and the sale of replacement parts and other aftermarket accessories as well as warranty repairs that are reimbursed directly by various vehicle manufacturers.
Our gross profit tends to vary with the mix of revenues we derive from the sale of new vehicles, used vehicles, finance and insurance products, and service and parts transactions. Our gross profit varies across product lines with vehicle sales usually resulting in lower gross profit margins and our other revenues resulting in higher gross profit margins. Factors such as inventory and vehicle availability, customer demand, consumer confidence, unemployment, general economic conditions, seasonality, weather, credit availability, fuel prices, and manufacturers' advertising and incentives also impact the mix of our revenues and therefore, influence our gross profit margin. The results of our commercial vehicle distribution and other business in Australia and New Zealand are principally driven by the number and types of products and vehicles ordered by our customers. Aggregate revenue and gross profit increased $228.2 million, or 3.1%, and decreased $8.9 million, or 0.7%, respectively, during the three months ended June 30, 2024, and increased $337.0 million, or 2.3%, and decreased $16.0 million, or 0.6%, respectively, during the six months ended June 30, 2024, compared to the same periods in 2023.
As exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to weaken against the U.S. Dollar, our U.K. results of operations would translate into less U.S. Dollar reported results. Foreign currency average rate fluctuations decreased revenue and gross profit by $0.8 million and $0.7 million, respectively, for the three months ended June 30, 2024, and increased revenue and gross profit by $97.3 million and $12.5 million, respectively, for the six months ended June 30, 2024. Foreign currency average rate fluctuations had no impact on earnings per share for the three months ended June 30, 2024, and increased earnings per share by approximately $0.01 per share for the six months ended June 30, 2024. Excluding the impact of foreign currency average rate fluctuations, aggregate revenue and gross profit increased 3.1% and decreased 0.6%, respectively, for the three months ended June 30, 2024, when compared to the same period last year, and increased 1.6% and decreased 1.1%, respectively, for the six months ended June 30, 2024, when compared to the same period last year.
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
The future success of our business is dependent upon, among other things, macro-economic, geo-political, and industry conditions and events, including their impact on new and used vehicle sales, the availability of consumer credit, changes in consumer demand, consumer confidence levels, fuel prices, demand for trucks to move freight with respect to PTS and PTG, personal discretionary spending levels, interest rates, and unemployment rates; our ability to obtain vehicles and parts from our manufacturers, especially in light of supply chain disruptions due to natural disasters, the shortage of vehicle components, international conflicts, including the war in Ukraine, challenges in sourcing labor or labor strikes or work stoppages, or other disruptions; changes in the retail model either from direct sales by manufacturers, a transition to an agency model of sales, sales by online competitors, or from the expansion of electric vehicles; disruptions to the security and availability of our information technology systems and those of our third party providers, which systems are increasingly threatened by ransomware and other cyber-attacks; the effects of a pandemic on the global economy, including our ability to react effectively to changing business conditions in light of any pandemic; the rate of inflation, including its impact on vehicle affordability; changes in interest rates and foreign currency exchange rates; our ability to consummate, integrate, and realize returns on acquisitions; with respect to PTS, changes in the financial health of its customers, labor strikes, or work stoppages by its employees, a reduction in PTS' asset utilization rates, continued availability from truck manufacturers and suppliers of vehicles and parts for its fleet, changes in values of used trucks which affects PTS' profitability on truck sales and regulatory risks and related compliance costs; our ability to realize returns on our significant capital investments in new and upgraded dealership facilities; our ability to navigate a rapidly changing automotive and truck landscape; our ability to respond to new or enhanced regulations in both our domestic and international markets relating to dealerships and vehicles sales, including those related to the sales process or emissions standards, as well as changes in consumer sentiment relating to commercial truck sales that may hinder our or PTS' ability to maintain, acquire, sell, or operate trucks; the success of our distribution of commercial vehicles, engines, and power systems; natural disasters; recall initiatives or other disruptions that interrupt the supply of vehicles or parts to us; the outcome of legal and administrative matters, and other factors over which management has limited control. See Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, and Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, and our other periodic reports filed with the Securities and Exchange Commission.
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
Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023
Retail Automotive Dealership New Vehicle Data
(In millions, except unit and per unit amounts)

			2024 vs. 2023
New Vehicle Data	2024	2023	Change	% Change
New retail unit sales (excluding agency)	50,861	49,562	1,299	2.6%
Same-store new retail unit sales (excluding agency)	48,923	49,507	(584)	(1.2)%
New agency unit sales	10,221	8,931	1,290	14.4%
Same-store new agency unit sales	9,333	8,918	415	4.7%
New sales revenue	$2,995.8	$2,820.1	$175.7	6.2%
Same-store new sales revenue	$2,871.6	$2,818.7	$52.9	1.9%
New retail sales revenue per unit (excluding agency)	$58,437	$56,557	$1,880	3.3%
Same-store new retail sales revenue per unit (excluding agency)	$58,259	$56,592	$1,667	2.9%
Gross profit — new	$291.0	$326.8	$(35.8)	(11.0)%
Same-store gross profit — new	$277.5	$326.7	$(49.2)	(15.1)%
Average gross profit per new vehicle (excluding agency)	$5,302	$6,259	$(957)	(15.3)%
Same-store average gross profit per new vehicle (excluding agency)	$5,283	$6,265	$(982)	(15.7)%
Gross margin % — new	9.7%	11.6%	(1.9)%	(16.4)%
Same-store gross margin % — new	9.7%	11.6%	(1.9)%	(16.4)%
Units
Retail unit deliveries of new vehicles increased from 2023 to 2024 due to a 2,758 unit increase from net dealership acquisitions, partially offset by a 169 unit, or 0.3%, decrease in same-store new retail unit deliveries. Same-store retail units delivered increased 3.5% in the U.S. and decreased 5.0% internationally. Overall, new retail unit deliveries increased 4.5% in the U.S. and increased 4.3% internationally. We believe the increase in same-store retail unit sales in the U.S. is primarily due to continued consumer demand for new vehicles and increasing new vehicle availability, coupled with the pent-up demand resulting from lower vehicle availability in prior years. We believe the decrease in same-store unit sales internationally is due to limited availability of certain premium brands during the quarter as a result of limited production and product recalls, partially offset by an increase in electric and hybrid fleet vehicle sales due to government incentives.
Revenues
New vehicle sales revenue increased from 2023 to 2024 due to a $122.8 million increase from net dealership acquisitions, coupled with a $52.9 million, or 1.9%, increase in same-store revenues. Excluding $0.3 million of unfavorable foreign currency fluctuations, same-store new revenue increased 1.9%. Same-store revenue (excluding agency) increased due to a $1,667 per unit increase in same-store comparative average retail selling price (despite an $8 per retail unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $81.6 million, partially offset by the decrease in same-store new retail unit sales, which decreased revenue by $33.0 million. We believe the increase in same-store comparative average retail selling price (excluding agency) is primarily due to the increased costs of acquiring vehicles from the manufacturer.
Gross Profit
Retail gross profit from new vehicle sales decreased from 2023 to 2024 due to a $49.2 million, or 15.1%, decrease in same-store gross profit, partially offset by a $13.4 million increase from net dealership acquisitions. Excluding $0.3 million of unfavorable foreign currency fluctuations, same-store gross profit decreased 15.0%. Same-store gross profit (excluding agency) decreased due to a $982 per unit decrease in same-store comparative average gross profit (including an $8 per retail unit decrease attributable to unfavorable foreign currency fluctuations), which decreased gross profit by $48.0 million, coupled with the decrease in same-store new retail sales, which decreased retail gross profit by $3.7 million. We believe the decrease in same-store comparative average retail gross profit per unit (excluding agency) is primarily due to an improved supply of many of the new vehicles we sell and the mix of sales. We believe the resulting compression on gross margin is due to higher gross profit realized in the prior year as vehicle supply was constrained, coupled with higher consumer financing costs impacting affordability and a more competitive environment due to higher inventory levels.

Retail Automotive Dealership Used Vehicle Data
(In millions, except unit and per unit amounts)

			2024 vs. 2023
Used Vehicle Data	2024	2023	Change	% Change
Used retail unit sales	65,571	65,386	185	0.3%
Same-store used retail unit sales	62,230	63,233	(1,003)	(1.6)%
Used retail sales revenue	$2,275.8	$2,330.3	$(54.5)	(2.3)%
Same-store used retail sales revenue	$2,156.6	$2,284.2	$(127.6)	(5.6)%
Used retail sales revenue per unit	$34,707	$35,639	$(932)	(2.6)%
Same-store used retail sales revenue per unit	$34,655	$36,123	$(1,468)	(4.1)%
Gross profit — used	$119.5	$123.3	$(3.8)	(3.1)%
Same-store gross profit — used	$113.6	$121.8	$(8.2)	(6.7)%
Average gross profit per used vehicle retailed	$1,822	$1,887	$(65)	(3.4)%
Same-store average gross profit per used vehicle retailed	$1,825	$1,926	$(101)	(5.2)%
Gross margin % — used	5.3%	5.3%	—%	—%
Same-store gross margin % — used	5.3%	5.3%	—%	—%
Units
Retail unit sales of used vehicles increased from 2023 to 2024 due to a 1,188 unit increase from net dealership acquisitions, partially offset by a 1,003 unit, or 1.6%, decrease in same-store used retail unit sales. Our same-store units increased 5.1% in the U.S. and decreased 6.8% internationally. Overall, our used units increased 5.4% in the U.S. and decreased 3.5% internationally. Same-store unit sales are being impacted by a lower supply of 1-4 year old used vehicles due to the fewer number of new vehicles sold in recent years, lower lease returns particularly in the U.S., and high interest rates impacting the affordability of used vehicles.
Revenues
Used vehicle retail sales revenue decreased from 2023 to 2024 due to a $127.6 million, or 5.6%, decrease in same-store revenues, partially offset by a $73.1 million increase from net dealership acquisitions. Excluding $4.8 million of favorable foreign currency fluctuations, same-store used retail revenue decreased 5.8%. The decrease in same-store revenue is due to a $1,468 per unit decrease in same-store comparative average selling price (despite a $78 per unit increase attributable to favorable foreign currency fluctuations), which decreased revenue by $91.4 million, coupled with the decrease in same-store used retail unit sales, which decreased revenue by $36.2 million. We believe the decrease in same-store comparative average selling price is primarily due to the decrease in used vehicle acquisition costs when compared to the same period last year.
Gross Profit
Retail gross profit from used vehicle sales decreased from 2023 to 2024 due to an $8.2 million, or 6.7%, decrease in same-store gross profit, partially offset by a $4.4 million increase from net dealership acquisitions. Excluding $0.1 million of favorable foreign currency fluctuations, same-store gross profit decreased 6.8%. The decrease in same-store gross profit is due to a $101 per unit decrease in same-store comparative average gross profit (despite a $2 per unit increase attributable to favorable foreign currency fluctuations), which decreased gross profit by $6.3 million, coupled with the decrease in same-store used retail unit sales, which decreased gross profit by $1.9 million. We believe the decrease in same-store comparative average gross profit per unit is primarily due to high interest rates impacting the affordability of used vehicles, coupled with the decline in average transaction price.

Retail Automotive Dealership Finance and Insurance Data
(In millions, except unit and per unit amounts)

			2024 vs. 2023
Finance and Insurance Data	2024	2023	Change	% Change
Total retail unit sales	116,432	114,948	1,484	1.3%
Total same-store retail unit sales	111,153	112,740	(1,587)	(1.4)%
Total agency unit sales	10,221	8,931	1,290	14.4%
Total same-store agency unit sales	9,333	8,918	415	4.7%
Finance and insurance revenue	$208.7	$214.1	$(5.4)	(2.5)%
Same-store finance and insurance revenue	$202.7	$211.9	$(9.2)	(4.3)%
Finance and insurance revenue per unit (excluding agency)	$1,766	$1,840	$(74)	(4.0)%
Same-store finance and insurance revenue per unit (excluding agency)	$1,810	$1,870	$(60)	(3.2)%
Finance and insurance revenue decreased from 2023 to 2024 due to a $9.2 million, or 4.3%, decrease in same-store revenue, partially offset by a $3.8 million increase from net dealership acquisitions. Excluding $0.4 million of favorable foreign currency fluctuations, same-store finance and insurance revenue decreased 4.6%. Same-store revenue (excluding agency) decreased due to a $60 per unit decrease in same-store comparative average finance and insurance retail revenue (despite a $4 per retail unit increase attributable to favorable foreign currency fluctuations), which decreased revenue by $6.7 million, coupled with the decrease in combined same-store new and used retail unit sales, which decreased revenue by $3.0 million. Same-store finance and insurance revenue per unit (excluding agency) decreased 2.1% in the U.S. and decreased 8.0% in the U.K. We believe the decrease in same-store finance and insurance revenue per unit (excluding agency) is primarily due to rising interest rates impacting overall customer affordability, coupled with an increase in lease penetration and an increase in electric and hybrid fleet vehicle sales in the U.K. which limits our finance and insurance product sale opportunities.
Retail Automotive Dealership Service and Parts Data
(In millions)

			2024 vs. 2023
Service and Parts Data	2024	2023	Change	% Change
Service and parts revenue	$752.8	$685.2	$67.6	9.9%
Same-store service and parts revenue	$717.3	$683.0	$34.3	5.0%
Gross profit — service and parts	$439.6	$406.5	$33.1	8.1%
Same-store service and parts gross profit	$422.6	$405.1	$17.5	4.3%
Gross margin % — service and parts	58.4%	59.3%	(0.9)%	(1.5)%
Same-store service and parts gross margin %	58.9%	59.3%	(0.4)%	(0.7)%
Revenues
Service and parts revenue increased from 2023 to 2024, with an increase of 5.7% in the U.S. and an increase of 17.4% internationally. The increase in service and parts revenue is due to a $34.3 million, or 5.0%, increase in same-store revenues, coupled with a $33.3 million increase from net dealership acquisitions. Excluding $0.1 million of unfavorable foreign currency fluctuations, same-store revenue increased 5.0%. The increase in same-store revenue is due to a $16.5 million, or 12.3%, increase in warranty revenue, a $15.3 million, or 3.1%, increase in customer pay revenue, and a $2.5 million, or 5.5%, increase in vehicle preparation and body shop revenue. We believe the increase in same-store revenue is primarily due to vehicles remaining on the road longer due to affordability considerations, as well as increases in effective labor rates, the retail cost of parts due to inflation, and manufacturer recalls.
Gross Profit
Service and parts gross profit increased from 2023 to 2024 due to a $17.5 million, or 4.3%, increase in same-store gross profit, coupled with a $15.6 million increase from net dealership acquisitions. Excluding $0.2 million of favorable foreign currency fluctuations, same-store gross profit increased 4.3%. The increase in same-store gross profit is due to the increase in same-store revenues, which increased gross profit by $20.2 million, partially offset by a 0.4% decrease in same-

store gross margin, which decreased gross profit by $2.7 million. The increase in same-store gross profit is due to an $8.6 million, or 11.7%, increase in warranty gross profit, a $5.2 million, or 2.2%, increase in customer pay gross profit, and a $3.7 million, or 4.2%, increase in vehicle preparation and body shop gross profit. We believe the decrease in same-store gross margin is primarily due to a shift in sales mix in the U.K. from customer pay to warranty, which typically has lower gross margin.
Retail Commercial Truck Dealership Data
(In millions, except unit and per unit amounts)

As discussed above under “Overview - Retail Commercial Truck Dealership,” the CDK Cybersecurity Incident impacted PTG’s operations beginning June 19, 2024 through the quarter end, primarily impacting service and parts sales, but also impacting to a lesser extent sales of used trucks.

			2024 vs. 2023
New Commercial Truck Data	2024	2023	Change	% Change
New retail unit sales	4,483	4,539	(56)	(1.2)%
Same-store new retail unit sales	4,275	4,510	(235)	(5.2)%
New retail sales revenue	$615.4	$616.4	$(1.0)	(0.2)%
Same-store new retail sales revenue	$585.1	$611.7	$(26.6)	(4.3)%
New retail sales revenue per unit	$137,269	$135,798	$1,471	1.1%
Same-store new retail sales revenue per unit	$136,857	$135,637	$1,220	0.9%
Gross profit — new	$39.3	$37.5	$1.8	4.8%
Same-store gross profit — new	$37.1	$37.0	$0.1	0.3%
Average gross profit per new truck retailed	$8,765	$8,254	$511	6.2%
Same-store average gross profit per new truck retailed	$8,684	$8,211	$473	5.8%
Gross margin % — new	6.4%	6.1%	0.3%	4.9%
Same-store gross margin % — new	6.3%	6.0%	0.3%	5.0%
Units
Retail unit sales of new trucks decreased from 2023 to 2024 due to a 235 unit, or 5.2%, decrease in same-store new retail unit sales, partially offset by a 179 unit increase from net dealership acquisitions. We believe the decrease in same-store unit sales is primarily due to the unusually high number of deliveries in the prior year period resulting from production timing and delivery delays throughout 2022 caused by manufacturer supply chain challenges, partially offset by replacement demand for medium- and heavy-duty trucks.
Revenues
New commercial truck retail sales revenue decreased from 2023 to 2024 due to a $26.6 million, or 4.3%, decrease in same-store revenues, partially offset by a $25.6 million increase from net dealership acquisitions. The decrease in same-store revenue is due to the decrease in same-store new retail unit sales, which decreased revenue by $31.8 million, partially offset by a $1,220 per unit increase in same-store comparative average selling price, which increased revenue by $5.2 million. We believe the increase in same-store comparative average selling price is primarily due to higher prices driven by replacement demand and the mix of units sold.
Gross Profit
New commercial truck retail gross profit increased from 2023 to 2024 due to a $1.7 million increase from net dealership acquisitions, coupled with a $0.1 million, or 0.3%, increase in same-store gross profit. The increase in same-store gross profit is due to a $473 per unit increase in same-store comparative average gross profit, which increased gross profit by $2.0 million, partially offset by the decrease in same-store new retail unit sales, which decreased gross profit by $1.9 million. We believe the increase in same-store comparative average gross profit per unit is primarily due to a change in sales mix when compared to the same period last year.

			2024 vs. 2023
Used Commercial Truck Data	2024	2023	Change	% Change
Used retail unit sales	765	704	61	8.7%
Same-store used retail unit sales	739	701	38	5.4%
Used retail sales revenue	$48.7	$52.4	$(3.7)	(7.1)%
Same-store used retail sales revenue	$46.9	$52.2	$(5.3)	(10.2)%
Used retail sales revenue per unit	$63,665	$74,421	$(10,756)	(14.5)%
Same-store used retail sales revenue per unit	$63,431	$74,485	$(11,054)	(14.8)%
Gross profit — used	$3.4	$4.0	$(0.6)	(15.0)%
Same-store gross profit — used	$3.8	$4.0	$(0.2)	(5.0)%
Average gross profit per used truck retailed	$4,502	$5,722	$(1,220)	(21.3)%
Same-store average gross profit per used truck retailed	$5,140	$5,733	$(593)	(10.3)%
Gross margin % — used	7.0%	7.6%	(0.6)%	(7.9)%
Same-store gross margin % — used	8.1%	7.7%	0.4%	5.2%
Units
Retail unit sales of used trucks increased from 2023 to 2024 due to a 38 unit, or 5.4%, increase in same-store retail unit sales, coupled with a 23 unit increase from net dealership acquisitions. We believe the increase in same-store unit sales is primarily due to the increase in availability and affordability of used trucks when compared with the prior year period, coupled with limited availability of certain new trucks resulting in higher demand of certain used trucks.
Revenues
Used commercial truck retail sales revenue decreased from 2023 to 2024 due to a $5.3 million, or 10.2%, decrease in same-store revenues, partially offset by a $1.6 million increase from net dealership acquisitions. The decrease in same-store revenue is due to an $11,054 per unit decrease in same-store comparative average selling price, which decreased revenue by $7.7 million, partially offset by the increase in same-store used retail unit sales, which increased revenue by $2.4 million. We believe the decrease in same-store comparative average selling price is primarily due to the declining value of used trucks, including as a result of prolonged lower freight spot rates when compared to the prior year period.
Gross Profit
Used commercial truck retail gross profit decreased from 2023 to 2024 primarily due to a $0.2 million, or 5.0%, decrease in same-store gross profit. The decrease in same-store gross profit is due to a $593 per unit decrease in same-store comparative average gross profit, which decreased gross profit by $0.4 million, partially offset by the increase in same-store used retail unit sales, which increased gross profit by $0.2 million. We believe the decrease in same-store comparative average gross profit per unit is primarily due to the decreased value of used trucks over the prior year, as a result of prolonged lower freight spot rates when compared to the prior year period.

			2024 vs. 2023
Service and Parts Data	2024	2023	Change	% Change
Service and parts revenue	$219.2	$232.1	$(12.9)	(5.6)%
Same-store service and parts revenue	$207.6	$229.3	$(21.7)	(9.5)%
Gross profit — service and parts	$94.1	$95.4	$(1.3)	(1.4)%
Same-store service and parts gross profit	$89.5	$94.3	$(4.8)	(5.1)%
Gross margin % — service and parts	42.9%	41.1%	1.8%	4.4%
Same-store service and parts gross margin %	43.1%	41.1%	2.0%	4.9%
Revenues
Service and parts revenue decreased from 2023 to 2024 due to a $21.7 million, or 9.5%, decrease in same-store revenues, partially offset by an $8.8 million increase from net dealership acquisitions. Customer pay work represented approximately 78.5% of PTG's service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The decrease in same-store revenue is due to a $21.2 million, or 11.5%, decrease in customer pay revenue and a $1.0 million, or 12.7%, decrease in body shop revenue, partially offset by a $0.5 million, or 1.4%, increase in warranty revenue. We believe the decrease in same-store service and parts revenue is due to customers delaying maintenance costs due to prolonged lower freight spot rates, coupled with slower retail parts sales in June resulting from the CDK Cybersecurity Incident discussed above.
Gross Profit
Service and parts gross profit decreased from 2023 to 2024 due to a $4.8 million, or 5.1%, decrease in same-store gross profit, partially offset by a $3.5 million increase from net dealership acquisitions. The decrease in same-store gross profit is due to the decrease in same-store revenues, which decreased gross profit by $9.4 million, partially offset by a 2.0% increase in same-store gross margin, which increased gross profit by $4.6 million. The decrease in same-store gross profit is primarily due to a $5.1 million, or 7.6%, decrease in customer pay gross profit and a $0.2 million, or 2.5%, decrease in body shop gross profit, partially offset by a $0.5 million, or 2.5%, increase in warranty gross profit.
Commercial Vehicle Distribution and Other Data
(In millions, except unit amounts)

			2024 vs. 2023
Penske Australia Data	2024	2023	Change	% Change
Commercial vehicle units (wholesale and retail)	318	323	(5)	(1.5)%
Power system units	282	270	12	4.4%
Sales revenue	$189.0	$143.3	$45.7	31.9%
Gross profit	$44.6	$40.3	$4.3	10.7%
Penske Australia primarily distributes and services commercial vehicles, engines, and power systems. This business generated $189.0 million of revenue during the three months ended June 30, 2024, compared to $143.3 million of revenue in the prior year, an increase of 31.9%. This business also generated $44.6 million of gross profit during the three months ended June 30, 2024, compared to $40.3 million of gross profit in the prior year, an increase of 10.7%.
Excluding $2.6 million of unfavorable foreign currency fluctuations, revenue increased 33.8% primarily due to an increase in service and parts sales revenue, coupled with an increase in overall unit sales. Excluding $0.6 million of unfavorable foreign currency fluctuations, gross profit increased 12.6% primarily due to the increase in overall unit sales and mix of products sold as compared to the same period last year, coupled with an increase in higher margin remanufacturing activity and higher margin service and parts sales.
Selling, General, and Administrative Data
(In millions)

			2024 vs. 2023
Selling, General, and Administrative Data	2024	2023	Change	% Change
Personnel expense	$528.3	$518.3	$10.0	1.9%
Advertising expense	$34.3	$35.2	$(0.9)	(2.6)%
Rent & related expense	$103.7	$97.7	$6.0	6.1%
Other expense	$221.2	$206.9	$14.3	6.9%
Total SG&A expenses	$887.5	$858.1	$29.4	3.4%
Same-store SG&A expenses	$848.5	$851.1	$(2.6)	(0.3)%

Personnel expense as % of gross profit	41.8%	40.7%	1.1%	2.7%
Advertising expense as % of gross profit	2.7%	2.8%	(0.1)%	(3.6)%
Rent & related expense as % of gross profit	8.2%	7.7%	0.5%	6.5%
Other expense as % of gross profit	17.5%	16.2%	1.3%	8.0%
Total SG&A expenses as % of gross profit	70.2%	67.4%	2.8%	4.2%
Same-store SG&A expenses as % of same-store gross profit	69.9%	67.2%	2.7%	4.0%

Selling, general, and administrative expenses ("SG&A") increased from 2023 to 2024 due to a $32.0 million increase from net acquisitions, partially offset by a $2.6 million, or 0.3%, decrease in same-store SG&A. Excluding $0.1 million of favorable foreign currency fluctuations, same-store SG&A decreased 0.3%. SG&A as a percentage of gross profit was 70.2%, an increase of 280 basis points compared to 67.4% in the prior year. SG&A expenses as a percentage of total revenue were 11.5% and 11.5% in the three months ended June 30, 2024 and 2023, respectively. We believe the increase in SG&A as a percentage of gross profit is primarily due to personnel expenses, rent expenses, customer service vehicle loaner expenses, and information technology expenses, relative to gross profit.
Depreciation
(In millions)

			2024 vs. 2023
	2024	2023	Change	% Change
Depreciation	$38.6	$34.1	4.5	13.2%
Depreciation increased from 2023 to 2024 due to a $3.3 million, or 9.8%, increase in same-store depreciation due to capital expenditures, coupled with a $1.2 million increase from net dealership acquisitions.
Floor Plan Interest Expense
(In millions)

			2024 vs. 2023
	2024	2023	Change	% Change
Floor plan interest expense	$46.6	$30.8	15.8	51.3%
Floor plan interest expense increased from 2023 to 2024 due to a $13.9 million, or 45.3%, increase in same-store floor plan interest expense, coupled with a $1.9 million increase from net acquisitions. The overall increase is due to increases in average amounts outstanding under floor plan arrangements due to increasing levels of inventory, coupled with increases in applicable rates.
Other Interest Expense
(In millions)

			2024 vs. 2023
	2024	2023	Change	% Change
Other interest expense	$19.9	$24.2	(4.3)	(17.8)%
Other interest expense decreased from 2023 to 2024 due to decreases in average revolver borrowing amounts outstanding under our credit agreements, partially offset by increases in applicable rates.
Equity in Earnings of Affiliates
(In millions)

			2024 vs. 2023
	2024	2023	Change	% Change
Equity in earnings of affiliates	$54.0	$74.5	(20.5)	(27.5)%
Equity in earnings of affiliates decreased from 2023 to 2024 due to a $20.4 million, or 27.8%, decrease in earnings from our investment in PTS, coupled with a decrease in earnings from our other joint ventures. We believe the decrease in our PTS equity earnings is primarily due to lower commercial rental utilization, lower consumer rental revenue, higher interest rates and average debt balances, and lower gains from the sale of revenue earning vehicles, partially offset by improved operating results in full-service leasing.

Income Taxes
(In millions)

			2024 vs. 2023
	2024	2023	Change	% Change
Income taxes	$82.6	$97.7	(15.1)	(15.5)%
Income taxes decreased from 2023 to 2024 primarily due to a $74.8 million decrease in our pre-tax income compared to the prior year. Our effective tax rate was 25.4% during the three months ended June 30, 2024, compared to 24.4% during the three months ended June 30, 2023, primarily due to fluctuations in our geographic pre-tax income mix.
Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023
Retail Automotive Dealership New Vehicle Data
(In millions, except unit and per unit amounts)

			2024 vs. 2023
New Vehicle Data	2024	2023	Change	% Change
New retail unit sales (excluding agency)	99,528	97,224	2,304	2.4%
Same-store new retail unit sales (excluding agency)	95,730	97,073	(1,343)	(1.4)%
New agency unit sales	19,153	15,864	3,289	20.7%
Same-store new agency unit sales	17,861	15,811	2,050	13.0%
New sales revenue	$5,798.4	$5,541.4	$257.0	4.6%
Same-store new sales revenue	$5,560.3	$5,537.7	$22.6	0.4%
New retail sales revenue per unit (excluding agency)	$57,820	$56,687	$1,133	2.0%
Same-store new retail sales revenue per unit (excluding agency)	$57,651	$56,737	$914	1.6%
Gross profit — new	$563.4	$640.6	$(77.2)	(12.1)%
Same-store gross profit — new	$538.5	$640.4	$(101.9)	(15.9)%
Average gross profit per new vehicle (excluding agency)	$5,267	$6,287	$(1,020)	(16.2)%
Same-store average gross profit per new vehicle (excluding agency)	$5,240	$6,295	$(1,055)	(16.8)%
Gross margin % — new	9.7%	11.6%	(1.9)%	(16.4)%
Same-store gross margin % — new	9.7%	11.6%	(1.9)%	(16.4)%
Units
Retail unit deliveries of new vehicles increased from 2023 to 2024 due to a 4,886 unit increase from net dealership acquisitions, coupled with a 707 unit, or 0.6%, increase in same-store new retail unit deliveries. Same-store retail units delivered increased 3.9% in the U.S. and decreased 3.3% internationally. Overall, new retail unit deliveries increased 4.8% in the U.S. and increased 5.1% internationally. We believe the increase in same-store retail unit sales in the U.S. is primarily due to continued consumer demand for new vehicles and increasing new vehicle availability, coupled with the pent-up demand resulting from lower vehicle availability in prior years. We believe the decrease in same-store unit sales internationally is due to limited availability of certain premium brands during the quarter, partially offset by an increase in electric and hybrid fleet vehicle sales due to government incentives.
Revenues
New vehicle sales revenue increased from 2023 to 2024 due to a $234.4 million increase from net dealership acquisitions, coupled with a $22.6 million, or 0.4%, increase in same-store revenues. Excluding $31.1 million of favorable foreign currency fluctuations, same-store new revenue decreased 0.2%. Same-store revenue (excluding agency) increased due to a $914 per unit increase in same-store comparative average retail selling price (including a $317 per retail unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $87.5 million, partially offset by the decrease in same-store new retail unit sales, which decreased revenue by $76.2 million. We believe the increase in same-store comparative average retail selling price (excluding agency) is primarily due to the increased costs of acquiring vehicles from the manufacturer.

Gross Profit
Retail gross profit from new vehicle sales decreased from 2023 to 2024 due to a $101.9 million, or 15.9%, decrease in same-store gross profit, partially offset by a $24.7 million increase from net dealership acquisitions. Excluding $2.8 million of favorable foreign currency fluctuations, same-store gross profit decreased 16.3%. Same-store gross profit (excluding agency) decreased due to a $1,055 per unit decrease in same-store comparative average gross profit (despite a $21 per retail unit increase attributable to favorable foreign currency fluctuations), which decreased gross profit by $101.0 million, coupled with the decrease in same-store new retail sales, which decreased retail gross profit by $8.5 million. We believe the decrease in same-store comparative average retail gross profit per unit (excluding agency) is primarily due to an improved supply of many of the new vehicles we sell and the mix of sales. We believe the resulting compression on gross margin is due to higher gross profit realized in the prior year as vehicle supply was constrained, coupled with higher consumer financing costs impacting affordability and a more competitive environment due to higher inventory levels.
Retail Automotive Dealership Used Vehicle Data
(In millions, except unit and per unit amounts)

			2024 vs. 2023
Used Vehicle Data	2024	2023	Change	% Change
Used retail unit sales	134,836	133,222	1,614	1.2%
Same-store used retail unit sales	127,851	128,583	(732)	(0.6)%
Used retail sales revenue	$4,612.0	$4,627.4	$(15.4)	(0.3)%
Same-store used retail sales revenue	$4,373.4	$4,530.0	$(156.6)	(3.5)%
Used retail sales revenue per unit	$34,204	$34,735	$(531)	(1.5)%
Same-store used retail sales revenue per unit	$34,207	$35,230	$(1,023)	(2.9)%
Gross profit — used	$249.4	$245.9	$3.5	1.4%
Same-store gross profit — used	$235.0	$243.1	$(8.1)	(3.3)%
Average gross profit per used vehicle retailed	$1,849	$1,847	$2	0.1%
Same-store average gross profit per used vehicle retailed	$1,838	$1,891	$(53)	(2.8)%
Gross margin % — used	5.4%	5.3%	0.1%	1.9%
Same-store gross margin % — used	5.4%	5.4%	—%	—%
Units
Retail unit sales of used vehicles increased from 2023 to 2024 due to a 2,346 unit increase from net dealership acquisitions, partially offset by a 732 unit, or 0.6%, decrease in same-store used retail unit sales. Our same-store units increased 2.3% in the U.S. and decreased 2.8% internationally. Overall, our used units increased 2.5% in the U.S. and increased 0.3% internationally. Same-store unit sales are being impacted by a lower supply of 1-4 year old used vehicles due to the fewer number of new vehicles sold in recent years, lower lease returns particularly in the U.S., and high interest rates impacting the affordability of used vehicles.
Revenues
Used vehicle retail sales revenue decreased from 2023 to 2024 due to a $156.6 million, or 3.5%, decrease in same-store revenues, partially offset by a $141.2 million increase from net dealership acquisitions. Excluding $53.5 million of favorable foreign currency fluctuations, same-store used retail revenue decreased 4.6%. The decrease in same-store revenue is due to a $1,023 per unit decrease in same-store comparative average selling price (despite a $418 per unit increase attributable to favorable foreign currency fluctuations), which decreased revenue by $130.8 million, coupled with the decrease in same-store used retail unit sales, which decreased revenue by $25.8 million. We believe the decrease in same-store comparative average selling price is primarily due to the decrease in used vehicle acquisition costs when compared to the same period last year.
Gross Profit
Retail gross profit from used vehicle sales increased from 2023 to 2024 due to an $11.6 million increase from net dealership acquisitions, partially offset by an $8.1 million, or 3.3%, decrease in same-store gross profit. Excluding $2.5 million of favorable foreign currency fluctuations, same-store gross profit decreased 4.3%. The decrease in same-store gross profit is due to a $53 per unit decrease in same-store comparative average gross profit (despite a $20 per unit increase attributable to favorable foreign currency fluctuations), which decreased gross profit by $6.8 million, coupled with the decrease in same-store used retail unit sales, which decreased gross profit by $1.3 million. We believe the decrease in same-store comparative average gross profit per unit is primarily due to high interest rates impacting the affordability of used vehicles, coupled with the decline in average transaction price.
Retail Automotive Dealership Finance and Insurance Data
(In millions, except unit and per unit amounts)

			2024 vs. 2023
Finance and Insurance Data	2024	2023	Change	% Change
Total retail unit sales	234,364	230,446	3,918	1.7%
Total same-store retail unit sales	223,581	225,656	(2,075)	(0.9)%
Total agency unit sales	19,153	15,864	3,289	20.7%
Total same-store agency unit sales	17,861	15,811	2,050	13.0%
Finance and insurance revenue	$414.7	$420.9	$(6.2)	(1.5)%
Same-store finance and insurance revenue	$403.2	$416.2	$(13.0)	(3.1)%
Finance and insurance revenue per unit (excluding agency)	$1,742	$1,806	$(64)	(3.5)%
Same-store finance and insurance revenue per unit (excluding agency)	$1,794	$1,840	$(46)	(2.5)%
Finance and insurance revenue decreased from 2023 to 2024 due to a $13.0 million, or 3.1%, decrease in same-store revenue, partially offset by a $6.8 million increase from net dealership acquisitions. Excluding $3.5 million of favorable foreign currency fluctuations, same-store finance and insurance revenue decreased 4.0%. Same-store revenue (excluding agency) decreased due to a $46 per unit decrease in same-store comparative average finance and insurance retail revenue (despite a $15 per retail unit increase attributable to favorable foreign currency fluctuations), which decreased revenue by $10.3 million, coupled with the decrease in combined same-store new and used retail unit sales, which decreased revenue by $3.8 million. Same-store finance and insurance revenue per unit (excluding agency) decreased 1.8% in the U.S. and decreased 5.8% in the U.K. We believe the decrease in same-store finance and insurance revenue per unit (excluding agency) is primarily due to rising interest rates impacting overall customer affordability, coupled with an increase in lease penetration and an increase in electric and hybrid fleet vehicle sales in the U.K. which limits our finance and insurance product sale opportunities.
Retail Automotive Dealership Service and Parts Data
(In millions)

			2024 vs. 2023
Service and Parts Data	2024	2023	Change	% Change
Service and parts revenue	$1,498.9	$1,368.2	$130.7	9.6%
Same-store service and parts revenue	$1,430.9	$1,363.3	$67.6	5.0%
Gross profit — service and parts	$872.0	$805.4	$66.6	8.3%
Same-store service and parts gross profit	$839.9	$802.1	$37.8	4.7%
Gross margin % — service and parts	58.2%	58.9%	(0.7)%	(1.2)%
Same-store service and parts gross margin %	58.7%	58.8%	(0.1)%	(0.2)%
Revenues
Service and parts revenue increased from 2023 to 2024, with an increase of 5.6% in the U.S. and an increase of 16.5% internationally. The increase in service and parts revenue is due to a $67.6 million, or 5.0%, increase in same-store revenues, coupled with a $63.1 million increase from net dealership acquisitions. Excluding $8.1 million of favorable foreign currency fluctuations, same-store revenue increased 4.4%. The increase in same-store revenue is due to a $38.4 million, or 3.8%, increase in customer pay revenue, a $24.9 million, or 9.0%, increase in warranty revenue, and a $4.3 million, or 4.7%, increase in vehicle preparation and body shop revenue. We believe the increase in same-store revenue is primarily due to vehicles remaining on the road longer due to affordability considerations, as well as increases in effective labor rates, the retail cost of parts due to inflation, and manufacturer recalls.

Gross Profit
Service and parts gross profit increased from 2023 to 2024 due to a $37.8 million, or 4.7%, increase in same-store gross profit, coupled with a $28.8 million increase from net dealership acquisitions. Excluding $5.1 million of favorable foreign currency fluctuations, same-store gross profit increased 4.1%. The increase in same-store gross profit is due to the increase in same-store revenues, which increased gross profit by $39.7 million, partially offset by a 0.1% decrease in same-store gross margin, which decreased gross profit by $1.9 million. The increase in same-store gross profit is due to an $18.0 million, or 3.8%, increase in customer pay gross profit, a $13.9 million, or 9.4%, increase in warranty gross profit, and a $5.9 million, or 3.4%, increase in vehicle preparation and body shop gross profit. We believe the decrease in same-store gross margin is primarily due to a shift in sales mix in the U.K. from customer pay to warranty, which typically has lower gross margin.
Retail Commercial Truck Dealership Data
(In millions, except unit and per unit amounts)

As discussed above under “Overview - Retail Commercial Truck Dealership,” the CDK Cybersecurity Incident impacted PTG’s operations beginning June 19, 2024 through the quarter end, primarily impacting service and parts sales, but also impacting to a lesser extent sales of used trucks.

			2024 vs. 2023
New Commercial Truck Data	2024	2023	Change	% Change
New retail unit sales	7,974	9,056	(1,082)	(11.9)%
Same-store new retail unit sales	7,637	9,027	(1,390)	(15.4)%
New retail sales revenue	$1,109.6	$1,216.6	$(107.0)	(8.8)%
Same-store new retail sales revenue	$1,059.4	$1,212.0	$(152.6)	(12.6)%
New retail sales revenue per unit	$139,150	$134,345	$4,805	3.6%
Same-store new retail sales revenue per unit	$138,722	$134,259	$4,463	3.3%
Gross profit — new	$73.9	$70.0	$3.9	5.6%
Same-store gross profit — new	$69.6	$69.5	$0.1	0.1%
Average gross profit per new truck retailed	$9,266	$7,723	$1,543	20.0%
Same-store average gross profit per new truck retailed	$9,110	$7,700	$1,410	18.3%
Gross margin % — new	6.7%	5.8%	0.9%	15.5%
Same-store gross margin % — new	6.6%	5.7%	0.9%	15.8%
Units
Retail unit sales of new trucks decreased from 2023 to 2024 due to a 1,390 unit, or 15.4%, decrease in same-store new retail unit sales, partially offset by a 308 unit increase from net dealership acquisitions. We believe the decrease in same-store unit sales is primarily due to the unusually high number of deliveries in the prior year period resulting from production timing and delivery delays throughout 2022 caused by manufacturer supply chain challenges, partially offset by replacement demand for medium- and heavy-duty trucks.
Revenues
New commercial truck retail sales revenue decreased from 2023 to 2024 due to a $152.6 million, or 12.6%, decrease in same-store revenues, partially offset by a $45.6 million increase from net dealership acquisitions. The decrease in same-store revenue is due to the decrease in same-store new retail unit sales, which decreased revenue by $186.7 million, partially offset by a $4,463 per unit increase in same-store comparative average selling price, which increased revenue by $34.1 million. We believe the increase in same-store comparative average selling price is primarily due to higher prices driven by replacement demand and the mix of units sold.
Gross Profit
New commercial truck retail gross profit increased from 2023 to 2024 due to a $3.8 million increase from net dealership acquisitions, coupled with a $0.1 million, or 0.1%, increase in same-store gross profit. The increase in same-store gross profit is due to a $1,410 per unit increase in same-store comparative average gross profit, which increased gross profit by $10.8 million, partially offset by the decrease in same-store new retail unit sales, which decreased gross profit by

$10.7 million. We believe the increase in same-store comparative average gross profit per unit is primarily due to a change in sales mix when compared to the same period last year.

			2024 vs. 2023
Used Commercial Truck Data	2024	2023	Change	% Change
Used retail unit sales	1,814	1,359	455	33.5%
Same-store used retail unit sales	1,763	1,356	407	30.0%
Used retail sales revenue	$111.1	$101.9	$9.2	9.0%
Same-store used retail sales revenue	$108.0	$101.8	$6.2	6.1%
Used retail sales revenue per unit	$61,266	$75,009	$(13,743)	(18.3)%
Same-store used retail sales revenue per unit	$61,255	$75,043	$(13,788)	(18.4)%
Gross profit — used	$6.7	$9.4	$(2.7)	(28.7)%
Same-store gross profit — used	$7.8	$9.4	$(1.6)	(17.0)%
Average gross profit per used truck retailed	$3,742	$6,914	$(3,172)	(45.9)%
Same-store average gross profit per used truck retailed	$4,410	$6,922	$(2,512)	(36.3)%
Gross margin % — used	6.0%	9.2%	(3.2)%	(34.8)%
Same-store gross margin % — used	7.2%	9.2%	(2.0)%	(21.7)%
Units
Retail unit sales of used trucks increased from 2023 to 2024 due to a 407 unit, or 30.0%, increase in same-store retail unit sales, coupled with a 48 unit increase from net dealership acquisitions. We believe the increase in same-store unit sales is primarily due to the increase in availability and affordability of used trucks when compared with the prior year period, coupled with limited availability of certain new trucks resulting in higher demand of certain used trucks.
Revenues
Used commercial truck retail sales revenue increased from 2023 to 2024 due to a $6.2 million, or 6.1%, increase in same-store revenues, coupled with a $3.0 million increase from net dealership acquisitions. The increase in same-store revenue is due to the increase in same-store used retail unit sales, which increased revenue by $24.9 million, partially offset by a $13,788 per unit decrease in same-store comparative average selling price, which decreased revenue by $18.7 million. We believe the decrease in same-store comparative average selling price is primarily due to the declining value of used trucks, including as a result of prolonged lower freight spot rates when compared to the prior year period.
Gross Profit
Used commercial truck retail gross profit decreased from 2023 to 2024 primarily due to a $1.6 million, or 17.0%, decrease in same-store gross profit. The decrease in same-store gross profit is due to a $2,512 per unit decrease in same-store comparative average gross profit, which decreased gross profit by $3.4 million, partially offset by the increase in same-store used retail unit sales, which increased gross profit by $1.8 million. We believe the decrease in same-store comparative average gross profit per unit is primarily due to the decreased value of used trucks over the prior year, as a result of prolonged lower freight spot rates when compared to the prior year period.

			2024 vs. 2023
Service and Parts Data	2024	2023	Change	% Change
Service and parts revenue	$442.8	$460.1	$(17.3)	(3.8)%
Same-store service and parts revenue	$420.8	$457.2	$(36.4)	(8.0)%
Gross profit — service and parts	$192.2	$193.7	$(1.5)	(0.8)%
Same-store service and parts gross profit	$183.4	$192.5	$(9.1)	(4.7)%
Gross margin % — service and parts	43.4%	42.1%	1.3%	3.1%
Same-store service and parts gross margin %	43.6%	42.1%	1.5%	3.6%

Revenues
Service and parts revenue decreased from 2023 to 2024 due to a $36.4 million, or 8.0%, decrease in same-store revenues, partially offset by a $19.1 million increase from net dealership acquisitions. Customer pay work represented approximately 78.2% of PTG's service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The decrease in same-store revenue is due to a $38.4 million, or 10.4%, decrease in customer pay revenue and a $2.6 million, or 16.3%, decrease in body shop revenue, partially offset by a $4.6 million, or 6.3%, increase in warranty revenue. We believe the decrease in same-store service and parts revenue is due to customers delaying maintenance costs due to prolonged lower freight spot rates, coupled with slower retail parts sales in June resulting from the CDK Cybersecurity Incident discussed above.
Gross Profit
Service and parts gross profit decreased from 2023 to 2024 due to a $9.1 million, or 4.7%, decrease in same-store gross profit, partially offset by a $7.6 million increase from net dealership acquisitions. The decrease in same-store gross profit is due to the decrease in same-store revenues, which decreased gross profit by $15.9 million, partially offset by a 1.5% increase in same-store gross margin, which increased gross profit by $6.8 million. The decrease in same-store gross profit is due to an $11.1 million, or 8.2%, decrease in customer pay gross profit and a $1.1 million, or 6.9%, decrease in body shop gross profit, partially offset by a $3.1 million, or 7.8%, increase in warranty gross profit.
Commercial Vehicle Distribution and Other Data
(In millions, except unit amounts)

			2024 vs. 2023
Penske Australia Data	2024	2023	Change	% Change
Commercial vehicle units (wholesale and retail)	616	602	14	2.3%
Power system units	595	574	21	3.7%
Sales revenue	$367.0	$286.9	$80.1	27.9%
Gross profit	$87.8	$83.0	$4.8	5.8%
Penske Australia primarily distributes and services commercial vehicles, engines, and power systems. This business generated $367.0 million of revenue during the six months ended June 30, 2024, compared to $286.9 million of revenue in the prior year, an increase of 27.9%. This business also generated $87.8 million of gross profit during the six months ended June 30, 2024, compared to $83.0 million of gross profit in the prior year, an increase of 5.8%.
Excluding $8.8 million of unfavorable foreign currency fluctuations, revenue increased 31.0% primarily due to an increase in service and parts sales revenue, coupled with an increase in unit sales. Excluding $2.2 million of unfavorable foreign currency fluctuations, gross profit increased 8.4% primarily due to the increased unit sales and mix of products sold as compared to the same period last year, coupled with an increase in higher margin remanufacturing activity and higher margin service and parts sales.

Selling, General, and Administrative Data
(In millions)

			2024 vs. 2023
Selling, General, and Administrative Data	2024	2023	Change	% Change
Personnel expense	$1,049.4	$1,023.9	$25.5	2.5%
Advertising expense	$67.5	$67.6	$(0.1)	(0.1)%
Rent & related expense	$207.1	$193.1	$14.0	7.3%
Other expense	$443.3	$418.4	$24.9	6.0%
Total SG&A expenses	$1,767.3	$1,703.0	$64.3	3.8%
Same-store SG&A expenses	$1,692.8	$1,689.8	$3.0	0.2%

Personnel expense as % of gross profit	41.8%	40.5%	1.3%	3.2%
Advertising expense as % of gross profit	2.7%	2.7%	—%	—%
Rent & related expense as % of gross profit	8.3%	7.6%	0.7%	9.2%
Other expense as % of gross profit	17.6%	16.6%	1.0%	6.0%
Total SG&A expenses as % of gross profit	70.4%	67.4%	3.0%	4.5%
Same-store SG&A expenses as % of same-store gross profit	70.2%	67.3%	2.9%	4.3%
Selling, general, and administrative expenses ("SG&A") increased from 2023 to 2024 due to a $61.3 million increase from net acquisitions, coupled with a $3.0 million, or 0.2%, increase in same-store SG&A. Excluding $9.1 million of unfavorable foreign currency fluctuations, same-store SG&A decreased 0.4%. SG&A as a percentage of gross profit was 70.4%, an increase of 300 basis points compared to 67.4% in the prior year. SG&A expenses as a percentage of total revenue were 11.7% and 11.5% in the six months ended June 30, 2024 and 2023, respectively. We believe the increase in SG&A as a percentage of gross profit is primarily due to increases in personnel expenses, rent expenses, customer service vehicle loaner expenses, and information technology expenses, relative to gross profit.
Depreciation
(In millions)

			2024 vs. 2023
	2024	2023	Change	% Change
Depreciation	$76.4	$68.0	8.4	12.4%
Depreciation increased from 2023 to 2024 due to a $6.3 million, or 9.3%, increase in same-store depreciation due to capital expenditures, coupled with a $2.1 million increase from net dealership acquisitions.
Floor Plan Interest Expense
(In millions)

			2024 vs. 2023
	2024	2023	Change	% Change
Floor plan interest expense	$91.4	$58.7	32.7	55.7%
Floor plan interest expense increased from 2023 to 2024 due to a $28.9 million, or 49.4%, increase in same-store floor plan interest expense, coupled with a $3.8 million increase from net acquisitions. The overall increase is due to increases in average amounts outstanding under floor plan arrangements due to increasing levels of inventory, coupled with increases in applicable rates.

Other Interest Expense
(In millions)

			2024 vs. 2023
	2024	2023	Change	% Change
Other interest expense	$41.2	$45.0	(3.8)	(8.4)%
Other interest expense decreased from 2023 to 2024 due to decreases in average revolver borrowing amounts outstanding under our credit agreements, partially offset by increases in applicable rates.
Equity in Earnings of Affiliates
(In millions)

			2024 vs. 2023
	2024	2023	Change	% Change
Equity in earnings of affiliates	$87.3	$156.6	(69.3)	(44.3)%
Equity in earnings of affiliates decreased from 2023 to 2024 due to a $68.7 million, or 44.6%, decrease in earnings from our investment in PTS, coupled with the decrease in earnings from our other joint ventures. We believe the decrease in our PTS equity earnings is primarily due to lower commercial rental utilization, lower consumer rental revenue, higher interest rates and average debt balances, and lower gains from the sale of revenue earning vehicles, partially offset by improved operating results in full-service leasing.
Income Taxes
(In millions)

			2024 vs. 2023
	2024	2023	Change	% Change
Income taxes	$161.2	$205.0	(43.8)	(21.4)%
Income taxes decreased from 2023 to 2024 primarily due to a $186.9 million decrease in our pre-tax income compared to the prior year. Our effective tax rate was 26.0% during the six months ended June 30, 2024, compared to 25.4% during the six months ended June 30, 2023, primarily due to fluctuations in our geographic pre-tax income mix.
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
As of June 30, 2024, we had $115.1 million of cash available to fund our operations and capital commitments. In addition, we had $1.2 billion, £106.0 million ($134.0 million), CAD $36.5 million ($26.7 million), AU $68.5 million ($45.7 million), and $180.7 million available for borrowing under our U.S. credit agreement, U.K. credit agreement, Canada credit agreement, Australia credit agreement, and the revolving mortgage facility through Toyota Motor Credit Corporation in the U.S., respectively.
Securities Repurchases
From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, through a pre-arranged trading plan, pursuant to the terms of an accelerated share repurchase program, or by other means. We have historically implemented pre-arranged trading plans as part of our securities repurchase programs. These plans authorize share repurchases based on parameters outlined in the specific plan during periods when we otherwise would not trade in our securities, such as the period approaching the end of a quarter through our public announcement of earnings. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit agreement, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as general economic and industry conditions, the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions, dividends, the repayment of our existing indebtedness, and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. As of June 30, 2024, $157.4 million remained outstanding and available for repurchases under our securities repurchase program approved by our Board of Directors. This authority has no expiration. Refer to the disclosures provided in Part I, Item 1, Note 11 of the Notes to our Consolidated Condensed Financial Statements for a summary of shares repurchased during the six months ended June 30, 2024.

Dividends
We paid the following cash dividends on our common stock in 2023 and 2024:
Per Share Dividends

2023

First Quarter	$0.61
Second Quarter	$0.66
Third Quarter	$0.72
Fourth Quarter	$0.79

2024

First Quarter	$0.87
Second Quarter	$0.96
We also announced a cash dividend of $1.07 per share, payable on September 4, 2024, to stockholders of record on August 15, 2024. While future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors, which may include our expectations regarding the severity and duration of vehicle production issues, the rate of inflation, including its impact on vehicle affordability, earnings, cash flow, capital requirements, restrictions relating to any then-existing indebtedness, financial condition, alternative uses of capital, and other factors, we currently expect to continue to pay comparable dividends in the future.
Vehicle Financing
Refer to the disclosures provided in Part I, Item I, Note 7 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of financing for the vehicles we purchase, including discussion of our floor plan and other revolving arrangements.
Long-Term Debt Obligations
As of June 30, 2024, we had the following long-term debt obligations outstanding:

(In millions)	June 30, 2024
U.S. credit agreement — revolving credit line	$—
U.K. credit agreement — revolving credit line	118.9
3.50% senior subordinated notes due 2025	548.4
3.75% senior subordinated notes due 2029	496.2
Canada credit agreement	83.0
Australia credit agreement	21.0
Mortgage facilities	453.7
Other	45.1
Total long-term debt	$1,766.3
As of June 30, 2024, we were in compliance with all covenants under our credit agreements, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 9 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of our long-term debt obligations.

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
During the six months ended June 30, 2024, outstanding revolving commitments varied between $0.0 million and $249.0 million under the U.S. credit agreement, between £0.0 million and £150.0 million ($0.0 million and $189.7 million) under the U.K. credit agreement's revolving credit line, between CAD $105.0 million and CAD $113.5 million ($76.8 million and $83.0 million) under the Canada credit agreement, between AU $31.5 million and AU $100.0 million ($21.0 million and $66.7 million) under the Australia credit agreement, and between $0.0 million and $210.0 million under the revolving mortgage facility through Toyota Motor Credit Corporation in the U.S. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.
PTS Dividends
We hold a 28.9% ownership interest in PTS as noted above. Their partnership agreement requires PTS, subject to applicable law and the terms of its credit agreements, to make quarterly distributions to the partners with respect to each fiscal year by no later than 45 days after the end of each of the first three quarters of the year and by April 15 of the following year. PTS' partnership agreement and certain of its debt agreements allow partner distributions only as long as it is not in default under those agreements and the amount it pays does not exceed 50% of its consolidated net income, unless its debt-to-equity ratio is less than 3.0 to 1.0, in which case its distributions may not exceed 80% of its consolidated net income. We receive pro rata cash distributions relating to this investment, typically in April, May, August, and November of each year. During the six months ended June 30, 2024, and 2023, we received $41.8 million and $90.1 million, respectively, of pro rata cash distributions relating to this investment. We currently expect to continue to receive future distributions from PTS quarterly, subject to its financial performance.
Sale/Leaseback Arrangements
We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period.
Operating Leases
We estimate the total rent obligations under our operating leases, including any extension periods that we are reasonably certain to exercise at our discretion and assuming constant consumer price indices, to be $5.3 billion. As of June 30, 2024, we were in compliance with all financial covenants under these leases consisting principally of leases for dealership and other properties, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 3 and Note 10 of the Notes to our Consolidated Condensed Financial Statements for a description of our operating leases.
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
Condensed income statement information:

	PAG and Guarantor Subsidiaries
	Six Months Ended June 30, 2024	Twelve Months Ended December 31, 2023
Revenues	$8,157.8	$16,439.2
Gross profit	1,448.4	2,948.4
Equity in earnings of affiliates	85.4	289.5
Net income	328.0	835.5
Net income attributable to Penske Automotive Group	328.0	835.5
Condensed balance sheet information:

	PAG and Guarantor Subsidiaries
	June 30, 2024	December 31, 2023
Current assets (1)	$3,288.1	$3,066.2
Property and equipment, net	1,545.9	1,447.6
Equity method investments	1,765.9	1,727.7
Other noncurrent assets	3,773.7	3,693.2
Current liabilities	2,806.6	2,546.6
Noncurrent liabilities	3,978.3	3,946.7
__________
(1)Includes $537.5 million and $535.1 million as of June 30, 2024, and December 31, 2023, respectively, due from Non-Guarantor subsidiaries.
During the six months ended June 30, 2024, PAG received $46.6 million from Non-Guarantor subsidiaries. During the twelve months ended December 31, 2023, PAG received $142.9 million from Non-Guarantor subsidiaries.
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities. The major components of these changes are discussed below.

	Six Months Ended June 30,
(In millions)	2024	2023
Net cash provided by operating activities	$691.1	$604.5
Net cash used in investing activities	(651.3)	(261.4)
Net cash used in financing activities	(20.1)	(329.6)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	(0.4)
Net change in cash and cash equivalents	$18.7	$13.1
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

	Six Months Ended June 30,
(In millions)	2024	2023
Net cash provided by operating activities as reported	$691.1	$604.5
Floor plan notes payable — non-trade as reported	51.6	(2.4)
Net cash provided by operating activities including all floor plan notes payable	$742.7	$602.1
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of cash used for capital expenditures and cash used for net expenditures for acquisitions and other investments. Capital expenditures were $201.7 million and $185.5 million during the six months ended June 30, 2024 and 2023, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our capital expenditures with operating cash flows or borrowings under our credit agreements. We had no proceeds from the sale of property and equipment during the six months ended June 30, 2024, compared to $9.9 million during the six months ended June 30, 2023. Cash used in acquisitions and other investments, net of cash acquired, was $440.8 million and $80.5 million during the six months ended June 30, 2024 and 2023, and included cash used to repay sellers' floor plan liabilities in such business acquisitions of $101.9 million and $21.3 million, respectively.
Cash Flows from Financing Activities
Cash flows from financing activities include net borrowings of debt, net borrowings and repayments of floor plan notes payable non-trade, repurchases of common stock, dividends, and payments for debt issuance costs.
We had net borrowings of debt of $136.6 million and $112.6 million during the six months ended June 30, 2024 and 2023, respectively. We had net borrowings of floor plan notes payable non-trade of $51.6 million and net repayments of $2.4 million during the six months ended June 30, 2024 and 2023, respectively. We repurchased 0.4 million and 2.4 million shares of common stock under our securities repurchase program for $58.1 million and $328.1 million during the six months ended June 30, 2024 and 2023, respectively. We acquired 0.12 million and 0.16 million shares from employees in connection with a net share settlement feature of employee equity awards for $18.3 million and $22.4 million during the six months ended June 30, 2024 and 2023, respectively. We also paid cash dividends to our stockholders of $123.0 million and $87.2 million during the six months ended June 30, 2024 and 2023, respectively. We made payments for debt issuance costs of $0.7 million and $2.0 million during the six months ended June 30, 2024, and 2023, respectively.

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
Related Party Transactions
Stockholders Agreement
Several of our directors and officers are affiliated with Penske Corporation or related entities. Roger Penske, our Chair of the Board and Chief Executive Officer, is also Chair of the Board and Chief Executive Officer of Penske Corporation and through entities affiliated with Penske Corporation is our largest stockholder owning approximately 51.6% of our outstanding common stock. Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. (collectively, "Mitsui") own approximately 19.9% of our outstanding common stock. Mitsui, Penske Corporation and Penske Automotive Holdings Corp. (together with Penske Corporation, the "Penske companies") are parties to a stockholders agreement which expires March 26, 2030 (the "Stockholders Agreement"). Pursuant to the Stockholders Agreement, in connection with any shareholder election of directors, the Penske companies agreed to vote their shares for two directors who are representatives of Mitsui as long as Mitsui owns in excess of 20% of our outstanding common stock, and for one director as long as Mitsui owns in excess of 10% of our outstanding common stock. Mitsui agreed to vote its shares for up to fourteen directors voted for by the Penske companies.
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
Joint Venture Relationships
From time to time, we enter into joint venture relationships in the ordinary course of business, pursuant to which we own and operate automotive dealerships together with other investors. We may also provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of June 30, 2024, our automotive joint venture relationships were as follows:

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

Inflation
Many of the markets in which we operate continue to experience higher rates of inflation when compared to historical norms. Inflation affects the price of vehicles, the price of parts, the rate of pay of our employees, consumer credit availability, and consumer demand. During 2022, used vehicle prices in particular experienced periods of significant inflation, and higher rates of inflation may adversely affect consumer demand and increase our costs, which may materially and adversely affect us.
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
Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, and Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, and our other periodic reports filed with the Securities and Exchange Commission. Important factors that could also cause actual results to differ materially from our expectations include the following:
•our business and the automotive retail and commercial vehicles industries in general are susceptible to adverse economic and geo-political conditions, including changes in interest rates, foreign currency exchange rates, customer demand, customer confidence, the rate of inflation, including its impact on vehicle affordability, fuel and utility prices, unemployment rates and credit availability;
•we depend on the success, popularity and availability of the brands we sell, and adverse conditions affecting one or more of these vehicle manufacturers, including the adverse impact on the vehicle and parts supply chain due to natural disasters, the shortage of vehicle components, international conflicts, including the war in Ukraine, challenges in sourcing labor, labor strikes, or work stoppages, or other disruptions that interrupt the supply of vehicles and parts to us may negatively impact our revenues and profitability;
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
•we are dependent on continued security and availability of our information technology systems and those of certain third-party providers to avoid significant business interruptions, which systems are increasingly threatened by ransomware and other cyber-attacks, including the CDK Cybersecurity Incident discussed above under "Overview-Retail Commercial Truck Dealership";
•we may be subject to significant litigation, fines, penalties, and other costs under applicable privacy laws and regulations if we do not maintain our confidential customer and employee information properly;
•if we lose key personnel, especially our Chief Executive Officer, or are unable to attract additional qualified personnel;
•new or enhanced regulations in both our domestic and international markets relating to automobile dealerships and vehicle sales, including those enacted in certain European countries and various U.S. states banning or taking actions to ban the sale of new vehicles with gasoline engines (with California requiring 35% of all new consumer vehicles to be emission free in 2026, 68% to be emission free by 2030, and 100% to be emission free by 2035, with some allowances for plug-in hybrid vehicles);
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

We urge you to carefully consider these risk factors and further information identified in our Annual Report on Form 10-K for the year ended December 31, 2023, Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, and Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, and our other periodic reports filed with the Securities and Exchange Commission in evaluating all forward-looking statements regarding our business. Readers of this report are cautioned not to place undue reliance on the forward-looking statements contained in this report. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Except to the extent required by the federal securities laws and the Securities and Exchange Commission's rules and regulations, we have no intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events, or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over the prime rate, SOFR, SONIA, the Bank of England Base Rate, the Canadian Prime Rate, the Tokyo Interbank Offered Rate, or the Australian Bank Bill Swap Rate. Based on an average of the aggregate amounts outstanding under these facilities during the six months ended June 30, 2024, a 100-basis-point change in interest rates would result in an approximate $3.6 million change to our annual other interest expense.
Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, SOFR, SONIA, the Bank of England Base Rate, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Australian Bank Bill Swap Rate, or the New Zealand Bank Bill Benchmark Rate. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the six months ended June 30, 2024, a 100-basis-point change in interest rates would result in an approximate $37.1 million change to our annual floor plan interest expense.
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
Foreign Currency Exchange Rates. As of June 30, 2024, we had consolidated operations in the U.K., Germany, Italy, Japan, Canada, Australia, and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $664.4 million change to our revenues for the six months ended June 30, 2024.
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
Item 1A. Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, and Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, along with our other periodic reports filed with the Securities and Exchange Commission, which could materially affect our business, financial condition, or future results. The following disclosure further updates the risk factors included in our 2023 Annual Report on Form 10-K and the risk factors included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024:
General Risks
We rely on third parties for the majority of our information systems and the availability and efficient operation of such systems are critical to the operation of our business.
Our information systems are fully integrated into our operations, and we rely on them to operate effectively, including with respect to electronic interfaces with manufacturers and other vendors, customer relationship management, sales and service efforts, data storage, and financial and operational reporting. The majority of our systems are provided by or licensed from third-party vendors and suppliers; the most significant of which are the dealer management systems (“DMS”) used across our retail operations and which are provided by a limited number of suppliers. We also rely on third-party vendors to supply other key products and services to us and our customers. One or more of these third-party vendors or suppliers may experience financial distress, technology challenges, cybersecurity incidents, ransomware demands, programming errors, staffing shortages or liquidity challenges, file for bankruptcy protection, go out of business, or suffer other disruptions in their business, each of which could affect the vendors’ ability to provide services to us and our customers. If any of our vendors or suppliers fail to deliver their products or services for any reason, our business and results of operations and financial condition could be adversely impacted, and such failures may lead to broader disruptions or failures across our information systems which may expose us to customer, employee, manufacturing partner or third-party claims or other legal liabilities.
The failure of our information systems, the failure to protect the integrity of these systems, or the interruption of these systems as discussed herein or otherwise due to natural disasters, power loss, unexpected termination of our agreements, cyber-attacks, ransomware encryptions, or other reasons such as those which resulted from the CDK Cybersecurity Incident (described below), could significantly and adversely disrupt our business operations, impact our sales, service, inventory, customer relationship management, and accounting functions and otherwise adversely affect our results of operations. For example, on June 19, 2024, we became aware that CDK Global, LLC (“CDK”), a third-party provider of information systems, including DMS software to support retail automotive and commercial truck dealership operations, was experiencing a cybersecurity incident and its systems were rendered inoperable (the “CDK Cybersecurity Incident”). Although we do not utilize CDK's DMS in our U.S. or international automotive dealership operations, our Premier Truck Group business does utilize CDK’s dealer management system and was impacted by the CDK Cybersecurity Incident. In response to the CDK Cybersecurity Incident, we immediately took precautionary containment steps to protect our systems and commenced an investigation of the incident. PTG implemented its business continuity response plans and continued to operate without the DMS at all locations through manual or alternate processes developed to respond to such incidents. On July 2, PTG was able to reconnect all of its locations to CDK’s DMS servers and restore core functionality of the software platform.
Even where business continuity responses and contingency plans, such as those noted above, are implemented to minimize disruptions caused by information systems failures, such mitigation efforts may result in decreased operational efficiencies and limit dealership productivity. Further, despite our efforts to assess, identify, and manage material risks from cybersecurity threats to our business and operations, including through evaluating key partners and third parties with whom we share our information as well as certain customer and employee information, we may not be able to protect our various systems from disruptions.
Cybersecurity. In the ordinary course of our business, we receive confidential information about our customers, employees, associates, and vendors. We collect, process, retain, and in some cases share this information in the normal course of our business, and such information is collected and stored primarily in our core information systems, including our DMS platforms. Our internal and third-party systems, including our DMS and customer relationship management systems, are under a heightened level of risk from state actors, cyber criminals or other individuals with malicious intent to gain unauthorized access to our systems and exploit the information, including the confidential information of our customers and employees, that we gather. Cyber-attacks, such as the CDK Cybersecurity Incident described above, and threats to information systems and network and data security are becoming increasingly diverse and sophisticated, with attacks increasing in frequency, scope, and potential harm. In addition, some of our software applications are utilized by third parties who, in turn, subcontract or otherwise outsource various processes and administrative functions to additional third parties. Such third parties may have access to confidential information that is critical to our business operations and services. While our information security program includes enhanced controls to monitor third party providers' security programs, these third parties are subject to their own risks of data breaches, cyber-attacks, and other events or actions that could damage, disrupt, or close down their networks or systems, which in turn may adversely impact our business operations.
Despite the security measures we have in place or may implement in the future, we may be unable to fully detect, mitigate, or protect against cyber-attacks, ransomware attacks, computer viruses, security breaches, social engineering, malicious software, lost or misplaced data, programming errors, human errors, burglary, acts of vandalism, misdirected wire transfers or other events impacting us or our third-party service providers. Any security breach or event, whether by us directly or our third-party service providers, may result in an authorized party obtaining trade secrets, personally identifiable information or confidential information and may result in loss of revenue, increase the costs of doing business, harm our competitiveness, reputation or customer, vendor or manufacturer relationships, and have other negative operational impacts. In addition, such security breaches or events resulting in the loss or exposure of this information could result in liabilities and other significant financial exposures, including those derived from investigations, regulatory fines, penalties for violations of applicable laws and regulations, costs related to the remediation of ransomware events, litigation including consumer class actions, the imposition of penalties, or other means, any of which could have a material adverse effect on our business, results of operations or financial condition. In addition, our failure to respond quickly and appropriately to such a security breach, or our failure to adequately test and verify the remediation of security incidents involving third parties prior to reintegration into our information systems, could exacerbate the consequences of the breach.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2024, we repurchased 169,206 shares of our common stock for $25.2 million, or an average of $149.07 per share, under our securities repurchase program approved by our Board of Directors. As of June 30, 2024, $157.4 million remained outstanding and available for repurchases under this program. During the three months ended June 30, 2024, we also acquired 120,062 shares of our common stock for $18.3 million, or an average of $152.10 per share, from employees in connection with a net share settlement feature of employee equity awards.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
April 1 to April 30, 2024	170,702	$149.10	169,206	$157.4
May 1 to May 31, 2024	247	$156.25	—	$157.4
June 1 to June 30, 2024	118,319	$152.10	—	$157.4
	289,268		169,206

(1) During April, May, and June, this includes 1,496, 247, and 118,319, respectively, of shares acquired from employees in connection with a net share settlement feature of employee equity awards

Item 5. Other Information
During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger Penske
Roger Penske
Date: July 31, 2024		Chief Executive Officer

	By:	/s/ Michelle Hulgrave
Michelle Hulgrave
Date: July 31, 2024		Chief Financial Officer