Form 10-Q
period 2024-09-30
PENSKE AUTOMOTIVE GROUP, INC.
filed 2024-10-30
CIK 1019849

4

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2024, there were 66,769,161 shares of voting common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
	(In millions, except share and per share amounts)
ASSETS
Cash and cash equivalents	$91.9	$96.4
Accounts receivable, net of allowance for doubtful accounts of $7.2 and $6.8	1,021.7	1,114.6
Inventories	4,822.4	4,293.1
Other current assets	242.8	175.6
Total current assets	6,178.8	5,679.7
Property and equipment, net	3,019.3	2,765.2
Operating lease right-of-use assets	2,505.9	2,405.5
Goodwill	2,405.7	2,234.9
Other indefinite-lived intangible assets	1,013.2	748.2
Equity method investments	1,849.6	1,774.9
Other long-term assets	92.9	63.1
Total assets	$17,065.4	$15,671.5
LIABILITIES AND EQUITY
Floor plan notes payable	$2,660.6	$2,255.6
Floor plan notes payable — non-trade	1,513.7	1,515.9
Accounts payable	926.7	866.9
Accrued expenses and other current liabilities	907.5	809.8
Current portion of long-term debt	745.8	209.7
Total current liabilities	6,754.3	5,657.9
Long-term debt	1,132.2	1,419.5
Long-term operating lease liabilities	2,436.6	2,336.0
Deferred tax liabilities	1,243.6	1,231.7
Other long-term liabilities	264.7	270.8
Total liabilities	11,831.4	10,915.9
Commitments and contingent liabilities (Note 10)
Equity
Penske Automotive Group stockholders' equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 66,767,618 shares issued and outstanding at September 30, 2024; 67,111,181 shares issued and outstanding at December 31, 2023	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	7.0	—
Retained earnings	5,408.7	4,990.3
Accumulated other comprehensive income (loss)	(212.4)	(264.1)
Total Penske Automotive Group stockholders' equity	5,203.3	4,726.2
Non-controlling interest	30.7	29.4
Total equity	5,234.0	4,755.6
Total liabilities and equity	$17,065.4	$15,671.5
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)
	(In millions, except per share amounts)
Revenue:
Retail automotive dealership	$6,340.7	$6,325.4	$19,434.1	$19,031.2
Retail commercial truck dealership	1,063.3	964.7	2,747.4	2,779.5
Commercial vehicle distribution and other	186.8	157.7	553.8	444.6
Total revenues	7,590.8	7,447.8	22,735.3	22,255.3
Cost of sales:
Retail automotive dealership	5,299.2	5,300.1	16,260.4	15,857.4
Retail commercial truck dealership	906.2	809.3	2,301.0	2,330.3
Commercial vehicle distribution and other	142.2	118.0	421.4	321.9
Total cost of sales	6,347.6	6,227.4	18,982.8	18,509.6
Gross profit	1,243.2	1,220.4	3,752.5	3,745.7
Selling, general, and administrative expenses	885.2	853.5	2,652.5	2,556.5
Depreciation	40.6	35.4	117.0	103.4
Operating income	317.4	331.5	983.0	1,085.8
Floor plan interest expense	(50.8)	(35.5)	(142.2)	(94.2)
Other interest expense	(22.9)	(24.5)	(64.1)	(69.5)
Equity in earnings of affiliates	60.7	85.0	148.0	241.6
Income before income taxes	304.4	356.5	924.7	1,163.7
Income taxes	(77.4)	(92.1)	(238.6)	(297.1)
Net income	227.0	264.4	686.1	866.6
Less: Income attributable to non-controlling interests	0.9	1.0	3.6	4.1
Net income attributable to Penske Automotive Group common stockholders	$226.1	$263.4	$682.5	$862.5
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Net income attributable to Penske Automotive Group common stockholders	$3.39	$3.92	$10.20	$12.64
Shares used in determining basic earnings per share	66.8	67.3	66.9	68.2
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Net income attributable to Penske Automotive Group common stockholders	$3.39	$3.92	$10.20	$12.64
Shares used in determining diluted earnings per share	66.8	67.3	66.9	68.2
Amounts attributable to Penske Automotive Group common stockholders:
Net income	$227.0	$264.4	$686.1	$866.6
Less: Income attributable to non-controlling interests	0.9	1.0	3.6	4.1
Net income attributable to Penske Automotive Group common stockholders	$226.1	$263.4	$682.5	$862.5
Cash dividends per share	$1.07	$0.72	$2.90	$1.99
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)
	(In millions)
Net income	$227.0	$264.4	$686.1	$866.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	95.3	(66.4)	61.1	(14.7)
Other adjustments to comprehensive income, net of tax	(7.8)	0.1	(9.1)	8.3
Other comprehensive income (loss), net of tax:	87.5	(66.3)	52.0	(6.4)
Comprehensive income	314.5	198.1	738.1	860.2
Less: Comprehensive income attributable to non-controlling interests	1.1	0.5	3.9	4.0
Comprehensive income attributable to Penske Automotive Group common stockholders	$313.4	$197.6	$734.2	$856.2
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2024	2023
	(Unaudited)
	(In millions)
Operating Activities:
Net income	$686.1	$866.6
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	117.0	103.4
Earnings of equity method investments, net of distributions	(105.3)	(164.6)
Deferred income taxes	5.6	88.3
Changes in operating assets and liabilities:
Accounts receivable	143.3	(55.2)
Inventories	(236.9)	(162.2)
Floor plan notes payable	369.8	179.8
Accounts payable and accrued expenses	52.9	102.7
Other	(70.4)	63.4
Net cash provided by operating activities	962.1	1,022.2
Investing Activities:
Purchases of property, equipment, and improvements	(282.6)	(272.1)
Proceeds from sale of dealerships	28.2	—
Proceeds from sale of property and equipment	19.2	30.7
Acquisitions net, including repayment of sellers' floor plan notes payable of $179.9 and $24.3, respectively	(637.4)	(211.3)
Other	(10.9)	(9.0)
Net cash used in investing activities	(883.5)	(461.7)
Financing Activities:
Proceeds from borrowings under revolving U.S. credit agreement and mortgage facilities	3,178.4	2,221.8
Repayments under revolving U.S. credit agreement and mortgage facilities	(2,986.1)	(2,196.9)
Net cash borrowings of other debt	42.5	59.0
Net repayments of floor plan notes payable — non-trade	(38.2)	(142.4)
Repurchases of common stock	(58.1)	(341.2)
Payments of tax withholding for stock-based compensation	(18.4)	(23.4)
Dividends	(194.7)	(135.8)
Payment of debt issuance costs	(1.0)	(2.0)
Other	(8.1)	—
Net cash used in financing activities	(83.7)	(560.9)
Effect of exchange rate changes on cash and cash equivalents	0.6	(1.7)
Net change in cash and cash equivalents	(4.5)	(2.1)
Cash and cash equivalents, beginning of period	96.4	106.5
Cash and cash equivalents, end of period	$91.9	$104.4
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$201.1	$156.8
Income taxes	256.6	262.5
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	Three Months Ended September 30, 2024
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, June 30, 2024	66,770,815	$—	$—	$5,254.3	$(299.7)	$4,954.6	$31.7	$4,986.3
Equity compensation	(2,721)	—	7.1	—	—	7.1	—	7.1
Repurchases of common stock	(476)	—	(0.1)	—	—	(0.1)	—	(0.1)
Dividends	—	—	—	(71.7)	—	(71.7)	—	(71.7)
Distributions to non-controlling interest	—	—	—	—	—	—	(2.1)	(2.1)
Foreign currency translation	—	—	—	—	95.1	95.1	0.2	95.3
Other	—	—	—	—	(7.8)	(7.8)	—	(7.8)
Net income	—	—	—	226.1	—	226.1	0.9	227.0
Balance, September 30, 2024	66,767,618	$—	$7.0	$5,408.7	$(212.4)	$5,203.3	$30.7	$5,234.0

	Three Months Ended September 30, 2023
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, June 30, 2023	67,305,089	$—	$—	$4,657.9	$(275.8)	$4,382.1	$27.6	$4,409.7
Equity compensation	(3,781)	—	6.6	—	—	6.6	—	6.6
Repurchases of common stock	(87,182)	—	(6.6)	(7.7)	—	(14.3)	—	(14.3)
Dividends	—	—	—	(48.6)	—	(48.6)	—	(48.6)
Distributions to non-controlling interest	—	—	—	—	—	—	(0.4)	(0.4)
Foreign currency translation	—	—	—	—	(65.9)	(65.9)	(0.5)	(66.4)
Other	—	—	—	—	0.1	0.1	—	0.1
Net income	—	—	—	263.4	—	263.4	1.0	264.4
Balance, September 30, 2023	67,214,126	$—	$—	$4,865.0	$(341.6)	$4,523.4	$27.7	$4,551.1
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	Nine Months Ended September 30, 2024
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2023	67,111,181	$—	$—	$4,990.3	$(264.1)	$4,726.2	$29.4	$4,755.6
Equity compensation	167,510	—	22.4	—	—	22.4	—	22.4
Repurchases of common stock	(511,073)	—	(15.4)	(61.3)	—	(76.7)	—	(76.7)
Dividends	—	—	—	(194.7)	—	(194.7)	—	(194.7)
Distributions to non-controlling interest	—	—	—	—	—	—	(2.6)	(2.6)
Foreign currency translation	—	—	—	—	60.8	60.8	0.3	61.1
Other	—	—	—	(8.1)	(9.1)	(17.2)	—	(17.2)
Net income	—	—	—	682.5	—	682.5	3.6	686.1
Balance, September 30, 2024	66,767,618	$—	$7.0	$5,408.7	$(212.4)	$5,203.3	$30.7	$5,234.0

	Nine Months Ended September 30, 2023
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2022	69,681,891	$—	$—	$4,483.3	$(335.3)	$4,148.0	$26.8	$4,174.8
Equity compensation	222,976	—	22.6	—	—	22.6	—	22.6
Repurchases of common stock	(2,690,741)	—	(22.6)	(345.0)	—	(367.6)	—	(367.6)
Dividends	—	—	—	(135.8)	—	(135.8)	—	(135.8)
Distributions to non-controlling interest	—	—	—	—	—	—	(3.1)	(3.1)
Foreign currency translation	—	—	—	—	(14.6)	(14.6)	(0.1)	(14.7)
Other	—	—	—	—	8.3	8.3	—	8.3
Net income	—	—	—	862.5	—	862.5	4.1	866.6
Balance, September 30, 2023	67,214,126	$—	$—	$4,865.0	$(341.6)	$4,523.4	$27.7	$4,551.1
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
Retail Automotive. As of September 30, 2024, we operated 360 retail automotive franchised dealerships, of which 149 are located in the U.S. and 211 are located outside of the U.S. The franchised dealerships outside of the U.S. are located primarily in the U.K. As of September 30, 2024, we also operated 16 used vehicle dealerships, with six dealerships in the U.S., nine dealerships in the U.K., and one dealership in Australia.
Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services, the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts, replacement and aftermarket automotive products, and at certain of our locations, collision repair services. We operate our franchised dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry. Beginning in 2023, we transitioned some of our dealerships in the U.K. and Europe to an agency model under which we receive a fee for facilitating the sale by the manufacturer of a new vehicle but do not hold the vehicle in inventory. Vehicles sold under this agency model are counted as new agency units sold instead of new retail units sold by us, and only the fee we receive from the manufacturer, not the price of the vehicle, is reported as new revenue (as opposed to previously recording all of the vehicle sale price as new revenue) with no corresponding cost of sale. We continue to provide new vehicle customer service under the agency model, and the agency model at this time has not changed our used vehicle sales operations or service and parts operations, although the long-term impact of the agency model at these dealerships, as well as other agency models proposed by our manufacturer partners, is uncertain.
During the nine months ended September 30, 2024, we acquired 16 retail automotive franchises and opened one retail automotive franchise in the U.K., acquired two Ford franchises and one Chrysler/Dodge/Jeep/Ram dealership in the U.S., acquired two retail automotive franchises in Italy, acquired two retail automotive franchises and one used vehicle dealership in Australia, and opened one retail automotive franchise in Germany. In the U.S., we closed one Jaguar franchise, one Chrysler/Dodge/Jeep/Ram dealership, and one used vehicle dealership, and in the U.K., we closed one used vehicle dealership and sold two used vehicle dealerships. In July 2024, we transitioned our remaining U.K. CarShop locations to Sytner Select dealerships, incorporating them within the broader Sytner network. In October 2024, we signed an agreement to acquire a third Porsche dealership in Melbourne, Australia, subject to customary closing conditions. This dealership will be acquired from Porsche Retail Group Australia Pty Ltd. and will complement the two Porsche dealerships we acquired in Melbourne during the second quarter of 2024.
Retail Commercial Truck Dealership. We operate Premier Truck Group ("PTG"), a heavy- and medium-duty truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations across 11 U.S. states and the Canadian provinces of Ontario and Manitoba. During the nine months ended September 30, 2024, we acquired three full-service dealerships and two independent repair facilities in the U.S., and we closed two locations in the U.S. As of September 30, 2024, PTG operated 46 locations selling new and/or used trucks, performing service and parts operations, or offering collision repair services.

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
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 is unaudited but includes all adjustments which our management believes to be necessary for the fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2023, which are included as part of our Annual Report on Form 10-K.
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

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.50% senior subordinated notes due 2025	548.8	540.0	547.7	$529.7
3.75% senior subordinated notes due 2029	496.4	463.1	495.8	444.4
Mortgage facilities (1)	570.4	550.5	402.1	378.5
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

Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $48.4 million and $42.7 million as of September 30, 2024, and December 31, 2023, respectively.
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

Retail Automotive Dealership
The following tables disaggregate our retail automotive segment revenue by product type and geographic location for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
Retail Automotive Dealership Revenue	2024	2023	2024	2023
New vehicle	$2,890.2	$2,742.7	$8,688.6	$8,284.1
Used vehicle	2,123.9	2,322.1	6,735.9	6,949.5
Finance and insurance, net	193.1	210.1	607.8	631.0
Service and parts	778.0	685.2	2,276.9	2,053.4
Fleet and wholesale	355.5	365.3	1,124.9	1,113.2
Total retail automotive dealership revenue	$6,340.7	$6,325.4	$19,434.1	$19,031.2

	Three Months Ended September 30,		Nine Months Ended September 30,
Retail Automotive Dealership Revenue	2024	2023	2024	2023
U.S.	$3,584.3	$3,595.9	$10,712.0	$10,511.1
U.K.	2,265.7	2,306.8	7,211.2	7,180.7
Germany, Italy, Japan, and Australia	490.7	422.7	1,510.9	1,339.4
Total retail automotive dealership revenue	$6,340.7	$6,325.4	$19,434.1	$19,031.2
Retail Commercial Truck Dealership
The following table disaggregates our retail commercial truck segment revenue by product type for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
Retail Commercial Truck Dealership Revenue	2024	2023	2024	2023
New truck	$755.3	$644.4	$1,864.9	$1,861.0
Used truck	60.1	68.4	171.2	170.3
Finance and insurance, net	5.2	5.9	14.7	15.9
Service and parts	232.8	235.1	675.6	695.2
Other	9.9	10.9	21.0	37.1
Total retail commercial truck dealership revenue	$1,063.3	$964.7	$2,747.4	$2,779.5
Commercial Vehicle Distribution and Other
Our other reportable segment relates to our Penske Australia business. Commercial vehicle distribution and other revenue was $186.8 million and $553.8 million, including $68.8 million and $206.7 million of service and parts revenue, during the three and nine months ended September 30, 2024, and $157.7 million and $444.6 million, including $68.4 million and $197.7 million of service and parts revenue, during the three and nine months ended September 30, 2023, respectively.

Contract Balances
The following table summarizes our accounts receivable and unearned revenues as of September 30, 2024, and December 31, 2023:

	September 30, 2024	December 31, 2023
Accounts receivable
Contracts in transit	$289.5	$361.9
Vehicle receivables	155.5	170.6
Manufacturer receivables	233.2	218.9
Trade receivables	321.0	344.1

Accrued expenses
Unearned revenues	$312.6	$280.2
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
Unearned revenues primarily relate to payments received from customers prior to satisfaction of our performance obligations, such as refundable customer deposits, non-refundable customer deposits, and deferred revenues from operating leases. These amounts are presented within "Accrued expenses and other current liabilities" on our consolidated balance sheets. Of the amounts recorded as unearned revenues as of December 31, 2023, $176.6 million was recognized as revenue during the nine months ended September 30, 2024.
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
We estimate the total undiscounted rent obligations under these leases, including any extension periods that we are reasonably certain to exercise, to be $5.4 billion as of September 30, 2024. Some of our lease arrangements include rental payments that are adjusted based on an index or rate, such as the Consumer Price Index (CPI). As the rate implicit in the lease is generally not readily determinable for our operating leases, the discount rates used to determine the present value of our lease liability are based on our incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. Our incremental borrowing rate for a lease is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
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
In connection with the sale, relocation, and closure of certain of our dealerships, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties was $4.4 million and $12.0 million for the three and nine months ended September 30, 2024, and $4.2 million and $12.7 million for the three and nine months ended September 30, 2023, respectively. We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period. We do not have any material leases that have not yet commenced as of September 30, 2024.
The following table summarizes our net operating lease cost during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease Cost
Operating lease cost (1)	$67.7	$63.7	$201.1	$193.3
Sublease income	(4.4)	(4.2)	(12.0)	(12.7)
Total lease cost	$63.3	$59.5	$189.1	$180.6
_________________
(1)Includes short-term leases and variable lease costs, which are immaterial.
The following table summarizes supplemental cash flow information related to our operating leases:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$202.4	$193.4
Right-of-use assets modified or obtained in exchange for operating lease liabilities, net	$133.7	$36.2
Supplemental balance sheet information related to the weighted average remaining lease term and discount rate of our leases is as follows:

	September 30, 2024	December 31, 2023
Lease Term and Discount Rate
Weighted-average remaining lease term - operating leases	24 years	24 years
Weighted-average discount rate - operating leases	6.7%	6.7%

The following table summarizes the maturity of our lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on our consolidated condensed balance sheet as of September 30, 2024:

Maturity of Lease Liabilities	September 30, 2024
2024 (1)	$65.5
2025	258.9
2026	252.6
2027	243.4
2028	241.0
2029	234.7
2030 and thereafter	4,122.2
Total future minimum lease payments	$5,418.3
Less: Imputed interest	(2,893.4)
Present value of future minimum lease payments	$2,524.9

Current operating lease liabilities (2)	$88.3
Long-term operating lease liabilities	2,436.6
Total operating lease liabilities	$2,524.9
____________________
(1)Excludes the nine months ended September 30, 2024.
(2)Included within "Accrued expenses and other current liabilities" on Consolidated Condensed Balance Sheet as of September 30, 2024.
4. Inventories
Inventories consisted of the following:

	September 30, 2024	December 31, 2023
Retail automotive dealership new vehicles	$2,353.0	$1,951.3
Retail automotive dealership used vehicles	1,154.1	1,186.3
Retail automotive parts, accessories, and other	169.2	156.2
Retail commercial truck dealership vehicles and parts	596.6	543.7
Commercial vehicle distribution vehicles, parts, and engines	549.5	455.6
Total inventories	$4,822.4	$4,293.1
We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $18.3 million and $11.5 million during the three months ended September 30, 2024 and 2023, respectively, and $49.0 million and $36.2 million during the nine months ended September 30, 2024 and 2023, respectively.
5. Business Combinations
During the nine months ended September 30, 2024, we acquired 16 retail automotive franchises in the U.K., acquired two retail automotive franchises in Italy, and acquired two retail automotive franchises and one used vehicle dealership in Australia, and acquired one Ford franchise in the U.S. We also acquired three full-service dealerships and two independent repair facilities in the U.S. adding to PTG's operations. The companies acquired during the nine months ended September 30, 2024, generated $812.2 million of revenue and $18.2 million of pre-tax income from our date of acquisition through September 30, 2024. During the nine months ended September 30, 2023, we acquired three full-service commercial truck dealerships and two service and parts centers in Canada adding to PTG's operations. We also acquired two retail automotive franchises in the U.S. Our financial statements include the results of operations of the acquired entities from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements and may be subject to adjustment pending completion of final valuation. The following table summarizes the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Accounts receivable	$34.1	$—
Inventories	217.9	33.8
Other current assets	0.2	0.2
Property and equipment	63.5	38.4
Indefinite-lived intangibles	402.2	141.4
Other noncurrent assets	—	—
Current liabilities	(59.9)	(2.5)
Noncurrent liabilities	(20.6)	—
Total cash used in acquisitions	$637.4	$211.3
Our following unaudited consolidated pro forma results of operations for the three and nine months ended September 30, 2024 and 2023 give effect to acquisitions consummated during 2024 and 2023 as if they had occurred on January 1, 2023. This pro forma information is based on historical results of operations, adjusted for the income statement effects of incremental interest expense directly resulting from the acquisitions and the related tax effects. The pro forma information is not necessarily indicative of the results that would have been achieved had the transactions occurred on the first day of each of the periods presented or that may be achieved in the future:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$7,615.8	$7,961.7	$23,240.7	$23,903.5
Net income attributable to Penske Automotive Group common stockholders	226.6	272.2	692.8	892.7
Net income per diluted common share	$3.39	$4.05	$10.35	$13.09
6. Intangible Assets
The following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the nine months ended September 30, 2024:

	Goodwill	Other Indefinite- Lived Intangible Assets
Balance, January 1, 2024	$2,234.9	$748.2
Additions	147.7	254.5
Disposals	(3.0)	—
Foreign currency translation	26.1	10.5
Balance, September 30, 2024	$2,405.7	$1,013.2
As of September 30, 2024, the goodwill balance for reporting units within our Retail Automotive, Retail Commercial Truck, and Other reportable segments was $1,822.2 million, $505.7 million, and $77.8 million, respectively. There is no goodwill recorded in our Non-Automotive Investments reportable segment.
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
The weighted average interest rate on floor plan borrowings was 5.0% and 4.4% for the nine months ended September 30, 2024 and 2023, respectively. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle and all floor plan notes payable relating to pre-owned vehicles as "Floor plan notes payable — non-trade" on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.
8. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average shares of voting common stock outstanding, including unvested restricted stock awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average shares of voting common stock outstanding, adjusted for the dilutive impact of unissued shares paid to directors during the year as compensation. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average number of common shares outstanding	66,769,195	67,252,265	66,902,644	68,205,621
Effect of non-participatory equity compensation	15,392	14,965	15,392	14,965
Weighted average number of common shares outstanding, including effect of dilutive securities	66,784,587	67,267,230	66,918,036	68,220,586
9. Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2024	December 31, 2023
U.S. credit agreement — revolving credit line	$—	$—
U.K. credit agreement — revolving credit line	81.6	—
3.50% senior subordinated notes due 2025	548.8	547.7
3.75% senior subordinated notes due 2029	496.4	495.8
Canada credit agreement	89.5	81.5
Australia credit agreement	46.0	62.7
Mortgage facilities	570.4	402.1
Other	45.3	39.4
Total long-term debt	1,878.0	1,629.2
Less: current portion	(745.8)	(209.7)
Net long-term debt	$1,132.2	$1,419.5
U.S. Credit Agreement
Our U.S. Credit Agreement with Mercedes-Benz Financial Services USA LLC, Toyota Motor Credit Corporation, and Daimler Truck Financial Services USA LLC (as amended, the "U.S. Credit Agreement") provides for up to $1.2 billion in revolving loans for working capital, acquisitions, capital expenditures, investments, and other general corporate purposes and provides up to an additional $75 million of letters of credit. The U.S. Credit Agreement provides for a maximum of $400 million of borrowings for foreign acquisitions and expires on September 30, 2027. The interest rate on revolving loans is based on an adjusted Secured Overnight Financing Rate ("SOFR") plus 1.50%, with uncollateralized borrowings in excess of a defined borrowing base bearing interest at adjusted SOFR plus 3.00%.
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
The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations, and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of September 30, 2024, we had no revolver borrowings under the U.S. credit agreement.
U.K. Credit Agreement
Our U.K. credit agreement with the National Westminster Bank Plc and BMW Financial Services (GB) Limited provides up to a £200.0 million revolving line of credit to be used for working capital, acquisitions, capital expenditures, investments, and general corporate purposes. The revolving loans bear interest between defined Sterling Overnight Index Average (“SONIA”) plus 1.10% and defined SONIA plus 2.10%. In addition, the U.K. credit agreement includes a £100.0 million “accordion” feature which allows the U.K. subsidiaries to request up to an additional £100.0 million of facility capacity, subject to certain limitations. The lenders may agree to provide additional capacity, and, if not, the U.K. subsidiaries may add an additional lender, if available, to the facility to provide such additional capacity. Our U.K. credit agreement expires in January 2028. The U.K. credit agreement is guaranteed by the holding company of a majority of our international subsidiaries, PAG International Ltd. As of September 30, 2024, we had £61.0 million ($81.6 million) revolver borrowings under the U.K. credit agreement.
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
Each of these notes are our unsecured, senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our 100% owned U.S. subsidiaries. Each also contains customary negative covenants and events of default. If we experience certain "change of control" events specified in the indentures, holders of these notes will have the option to require us to purchase for cash all or a portion of their notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest. In addition, if we make certain asset sales and do not reinvest the proceeds thereof or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest. We may redeem the 3.50% Notes and the 3.75% Notes at the redemption prices noted in the respective indentures. Our 3.50% Notes that mature on September 1, 2025, were reclassified to current during the third quarter of 2024.
Canada Credit Agreement
One of our Canadian subsidiaries is party to a CAD $150.0 million revolving line of credit with Daimler Truck Financial Services Canada Corporation ("DTFS") which we use in relation to our Canadian Premier Truck Group retail operations (the "Canada credit agreement"). The Canada credit agreement bears interest at a rate of Canadian Prime (determined by the Royal Bank of Canada) ("Canadian Prime Rate") minus 0.50%; provided that DTFS is entitled to demand repayment of any outstanding borrowings under the Canada revolving note and, following such demand, the interest rate on outstanding borrowings shall be increased to the Canadian Prime Rate plus 2.00%. The Canada credit agreement is guaranteed by PAG International Ltd. As of September 30, 2024, we had CAD $121.0 million ($89.5 million) of outstanding borrowings under the Canada credit agreement.
Australia Credit Agreement
Penske Australia is party to an AU $100.0 million credit agreement with Daimler Truck Financial Services Australia Pty Ltd (the "Australia credit agreement"). The Australia credit agreement provides the lender with a secured interest in all assets of these businesses, is terminable with six months' notice, and carries an interest rate of Australian BBSW 30-day Bill Rate plus 2.29%. As of September 30, 2024, we had AU $66.5 million ($46.0 million) outstanding borrowings under the Australia credit agreement.
Mortgage Facilities
We are party to mortgages that bear interest at defined rates and require monthly principal and interest payments. We also have a revolving mortgage facility with Toyota Motor Credit Corporation in the U.S. Our maximum borrowing capacity under the mortgage facility is $350.0 million, contingent on property values. Our actual borrowing capacity as of September 30, 2024, was $335.7 million. The facility bears interest at the prime rate minus 1.68% and expires in December 2028. As of September 30, 2024, we had $205.0 million outstanding borrowings under this mortgage facility. Our mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain dealerships operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of September 30, 2024, we owed $570.4 million of principal under all of our mortgage facilities.
10. Commitments and Contingent Liabilities
We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of September 30, 2024, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
We have $14.0 million of letters of credit outstanding and $18.5 million of bank guarantees as of September 30, 2024, and have posted $24.1 million of surety bonds in the ordinary course of business.
11. Equity
A summary of shares repurchased under our securities repurchase program, and shares acquired, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shares repurchased (1)	—	81,253	390,535	2,522,638
Aggregate purchase price	$—	$13.1	$58.1	$341.1
Average purchase price per share	$—	$161.55	$148.87	$135.23

Additional Shares acquired (2)	476	5,929	120,538	168,103
Aggregate purchase price	$0.1	$1.0	$18.4	$23.4
Average purchase price per share	$167.14	$166.65	$152.16	$139.43
________________________
(1)Shares were repurchased under our securities repurchase program. We had $157.4 million in repurchase authorization remaining under the repurchase program as of September 30, 2024.
(2)Shares were acquired from employees in connection with a net share settlement feature of employee equity awards.
12. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component during the three and nine months ended September 30, 2024 and 2023, respectively, attributable to Penske Automotive Group common stockholders follows:
Three Months Ended September 30, 2024

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2024	$(296.9)	$(2.8)	$(299.7)
Other comprehensive income (loss), net of tax	95.1	(7.8)	87.3
Balance at September 30, 2024	$(201.8)	$(10.6)	$(212.4)
Three Months Ended September 30, 2023

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2023	$(276.8)	$1.0	$(275.8)
Other comprehensive income (loss), net of tax	(65.9)	0.1	(65.8)
Balance at September 30, 2023	$(342.7)	$1.1	$(341.6)

Nine Months Ended September 30, 2024

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$(262.6)	$(1.5)	$(264.1)
Other comprehensive income (loss), net of tax	60.8	(9.1)	51.7
Balance at September 30, 2024	$(201.8)	$(10.6)	$(212.4)
Nine Months Ended September 30, 2023

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(328.1)	$(7.2)	$(335.3)
Other comprehensive income (loss), net of tax	(14.6)	8.3	(6.3)
Balance at September 30, 2023	$(342.7)	$1.1	$(341.6)
13. Segment Information
Our operations are organized by management into operating segments by line of business and geography. We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations which includes our investment in PTS and other various investments. The Retail Automotive reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and our retail automotive joint ventures. The individual dealership operations included in the Retail Automotive reportable segment represent two operating segments: United States Retail Automotive and International Retail Automotive. These operating segments have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and/or used vehicles, service, parts, and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals), and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). Revenue and segment income for the three and nine months ended September 30, 2024 and 2023 follows:
Three Months Ended September 30,

	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Total
Revenues
2024	$6,340.7	$1,063.3	$186.8	$—	$7,590.8
2023	6,325.4	$964.7	$157.7	$—	$7,447.8
Segment income
2024	$177.7	$56.5	$10.0	$60.2	$304.4
2023	200.8	$61.1	$10.4	$84.2	$356.5

Nine Months Ended September 30,

	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Total
Revenues
2024	$19,434.1	$2,747.4	$553.8	$—	$22,735.3
2023	19,031.2	$2,779.5	$444.6	$—	$22,255.3
Segment income
2024	$586.5	$158.7	$34.2	$145.3	$924.7
2023	718.6	$173.7	$32.9	$238.5	$1,163.7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2024, June 30, 2024, and Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, and those in our other periodic reports filed with the Securities and Exchange Commission, and "Forward-Looking Statements." We have acquired and initiated a number of businesses during the periods presented and addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. Our period-to-period results of operations may vary depending on the dates of acquisitions or disposals.
Overview
We are a diversified international transportation services company and one of the world's premier automotive and commercial truck retailers. We operate dealerships in the United States, the United Kingdom, Canada, Germany, Italy, Japan, and Australia, and we are one of the largest retailers of commercial trucks in North America for Freightliner. We also distribute and retail commercial vehicles, diesel and gas engines, power systems, and related parts and services principally in Australia and New Zealand. We employ over 28,950 people worldwide. Additionally, we own 28.9% of Penske Transportation Solutions, a business that employs over 44,000 people worldwide, manages one of the largest, most comprehensive and modern trucking fleets in North America with over 442,000 trucks, tractors, and trailers under lease, rental, and/or maintenance contracts, and provides innovative transportation, supply chain, and technology solutions to its customers.
Business Overview
During the nine months ended September 30, 2024, our business generated $22.7 billion in total revenue, which is comprised of approximately $19.4 billion from retail automotive dealerships, $2.7 billion from retail commercial truck dealerships, and $553.8 million from commercial vehicle distribution and other operations. We generated $3.8 billion in gross profit, which is comprised of $3.2 billion from retail automotive dealerships, $446.4 million from retail commercial truck dealerships, and $132.4 million from commercial vehicle distribution and other operations.
Retail Automotive. We are one of the largest global automotive retailers as measured by the $25.2 billion in total retail automotive dealership revenue we generated in 2023. We are diversified geographically with 55% of our total retail automotive dealership revenues in the nine months ended September 30, 2024, generated in the U.S. and Puerto Rico and 45% generated outside of the U.S. We offer over 40 vehicle brands with 72% of our retail automotive franchised dealership revenue generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz, and Porsche, in the nine months ended September 30, 2024. As of September 30, 2024, we operated 360 retail automotive franchised dealerships, of which 149 are located in the U.S. and 211 are located outside of the U.S. The franchised dealerships outside of the U.S. are located primarily in the U.K. As of September 30, 2024, we also operated 16 used vehicle dealerships, with six dealerships in the U.S., nine dealerships in the U.K., and one dealership in Australia. We retailed and wholesaled, including agency units, more than 450,000 vehicles in the nine months ended September 30, 2024.
Each of our franchised dealerships offers a wide selection of new and used vehicles for sale. In addition to selling new and used vehicles, we generate higher-margin revenue at each of our dealerships through maintenance and repair services, the sale and placement of third-party finance and insurance products, third-party extended service and maintenance contracts, replacement and aftermarket automotive products, and at certain of our locations, collision repair services. We operate our franchised dealerships under franchise agreements with a number of automotive manufacturers and distributors that are subject to certain rights and restrictions typical of the industry. Beginning in 2023, we transitioned some of our dealerships in the U.K. and Europe to an agency model under which we receive a fee for facilitating the sale by the manufacturer of a new vehicle but do not hold the vehicle in inventory. Vehicles sold under this agency model are counted as new agency units sold instead of new retail units sold by us, and only the fee we receive from the manufacturer, not the price of the vehicle, is reported as new revenue (as opposed to previously recording all of the vehicle sale price as new revenue) with no corresponding cost of sale. We continue to provide new vehicle customer service under the agency model, and the agency model at this time has not changed our used vehicle sales operations or service and parts operations, although the long-term impact of the agency model at these dealerships, as well as other agency models proposed by our manufacturer partners, is uncertain.

During the nine months ended September 30, 2024, we acquired 16 retail automotive franchises and opened one retail automotive franchise in the U.K., acquired two Ford franchises and one Chrysler/Dodge/Jeep/Ram dealership in the U.S., acquired two retail automotive franchises in Italy, acquired two retail automotive franchises and one used vehicle dealership in Australia, and opened one retail automotive franchise in Germany. In the U.S., we closed one Jaguar franchise, one Chrysler/Dodge/Jeep/Ram dealership, and one used vehicle dealership, and in the U.K., we closed one used vehicle dealership and sold two used vehicle dealerships. In July 2024, we transitioned our remaining U.K. CarShop locations to Sytner Select dealerships, incorporating them within the broader Sytner network. Retail automotive dealerships represented 85.5% of our total revenues and 84.6% of our total gross profit in the nine months ended September 30, 2024. In October 2024, we signed an agreement to acquire a third Porsche dealership in Melbourne, Australia, subject to customary closing conditions. This dealership will be acquired from Porsche Retail Group Australia Pty Ltd. and will complement the two Porsche dealerships we acquired in Melbourne during the second quarter of 2024.
Retail Commercial Truck Dealership. We operate Premier Truck Group ("PTG"), a heavy- and medium-duty truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations across 11 U.S. states and the Canadian provinces of Ontario and Manitoba. During the nine months ended September 30, 2024, we acquired three full-service dealerships and two independent repair facilities in the U.S., and we closed two locations in the U.S. As of September 30, 2024, PTG operated 46 locations selling new and/or used trucks, performing service and parts operations, or offering collision repair services. We retailed and wholesaled 16,378 new and used trucks in the nine months ended September 30, 2024. This business represented 12.1% of our total revenues and 11.9% of our total gross profit in the nine months ended September 30, 2024.
On June 19, 2024, we became aware that CDK Global, LLC (“CDK”), a third-party provider of information systems, including dealer management software systems (“DMS”) to support retail automotive and commercial truck dealership operations, was experiencing a cybersecurity incident and its systems were rendered inoperable (the “CDK Cybersecurity Incident”). Although we do not utilize CDK's DMS in our U.S. or international automotive dealership operations, our Premier Truck Group business does utilize CDK’s dealer management system and was impacted by the CDK Cybersecurity Incident. On June 19th, we immediately took precautionary containment steps to protect our systems and commenced an investigation of the incident. PTG implemented its business continuity response plans and continued to operate without the DMS at all locations through manual or alternate processes developed to respond to such incidents. On July 2, PTG was able to reconnect all of its locations to CDK’s DMS servers and restore core functionality of the software platform. However, key industry partners, such as Daimler Truck North America, did not immediately reconnect to the CDK systems at that time. Full connectivity and functionality of the CDK systems were completed in the third quarter. We intend to make a claim for our losses in connection with the CDK cybersecurity event from our cybersecurity carrier although any amounts ultimately recovered remains uncertain.
Penske Australia. Penske Australia is the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy- and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand, and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU (a Rolls-Royce solution), Detroit Diesel, Allison Transmission, and Bergen Engines. Penske Australia offers products across the on- and off-highway markets, including in the trucking, mining, power generation, defense, marine, rail, and construction sectors and supports full parts and aftersales service through a network of branches, field service locations, and dealers across the region. These businesses represented 2.4% of our total revenues and 3.5% of our total gross profit in the nine months ended September 30, 2024.
Penske Transportation Solutions. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. ("PTL"). PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. ("Mitsui"). We account for our investment in PTL under the equity method, and we therefore record our share of PTL's earnings on our statements of income under the caption "Equity in earnings of affiliates," which also includes the results of our other equity method investments. Penske Transportation Solutions ("PTS") is the universal brand name for PTL's various business lines through which it is capable of meeting customers' needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental, and contract maintenance along with logistics services, such as dedicated contract carriage, distribution center management, freight management, and dry van truckload carrier services. We recorded $145.7 million and $238.3 million in equity earnings from this investment for the nine months ended September 30, 2024 and 2023, respectively.

Outlook
Retail Automotive. During the nine months ended September 30, 2024, U.S. industry new light vehicle sales increased 0.7%, to 11.7 million units, including a 1.3% increase in retail sales and partially offset by a 3.2% decrease in fleet sales, as compared to the same period last year. U.K. new vehicle registrations increased 4.3% to 1.5 million registrations, including a 16.3% increase in fleet sales and partially offset by a 9.4% decrease in retail sales, as compared to the same period last year. New vehicle sales are being positively impacted by continued strong consumer demand, manufacturer incentives, and government incentives on electric vehicles. Our new vehicle days' supply is 53 as of September 30, 2024, compared to 39 as of December 31, 2023, including vehicles which are unable to be sold due to open recalls. Our used vehicle days' supply is 43 as of September 30, 2024, compared to 48 as of December 31, 2023, and is being impacted by a lower supply of 1-4 year old used vehicles as a result of the lower number of new vehicles sold in recent years and fewer lease returns in the U.S. As a reference, our new and used days' supply was 71 and 52, respectively, as of December 31, 2019 (pre-COVID). As the supply of new vehicles has improved, we have experienced, and may continue to experience, reduced new and used vehicle gross profit. The regulatory authorities in our markets have adopted emissions limits on new vehicles which are designed to incent adoption of electric or other zero-emissions vehicles. New vehicle sales levels could be impacted by these regulatory mandates as well as affordability challenges, inflation, interest rates, or a reduction in consumer spending resulting in decreased demand. The unavailability of 1-4 year old quality, low-mileage used vehicles for sale may adversely impact our used vehicle operations.
Representatives of the U.K. government have proposed a ban on the sale of internal combustion engines in new cars and new vans that may take effect as early as 2030 while also providing government incentives on certain electric vehicles to entice consumers to transition from internal combustion vehicles to electric vehicles. In part due to these incentives, U.K. new registrations of electric vehicles, excluding hybrid, represented 17.8% of the overall market for the nine months ended September 30, 2024, compared to 16.4% for the same period last year, and represented 22.4% of our U.K. new unit sales, compared with 21.1% over the same prior year period. In the U.S., sales of electric vehicles increased 8.7% to 0.9 million units as compared to the same period last year. Electric Vehicle sales represented 8.1% of the overall U.S. market for the nine months ended September 30, 2024, compared to 7.5% for the same period last year. During the nine months ended September 30, 2024, 4.4% of new vehicle sales in the U.S., and 2.4% of the new vehicle sales in the U.K., were sold by vehicle manufacturers directly to consumers outside of the retail automotive franchised system, principally consisting of one manufacturer. We also expect continued strong demand for our service and parts operations driven by increases in demand for warranty work in light of increasing vehicle sales in recent years, recall campaigns, miles driven, and vehicle complexity, as well as continued strong demand for customer pay work.
Retail Commercial Truck Dealership. During the nine months ended September 30, 2024, North American sales of Class 6-8 medium- and heavy-duty trucks, the vehicles sold by our PTG business, decreased 5.0% from the same period last year to 348,960 units, primarily due to increased deliveries in 2023 as a result of deliveries expected in 2022 being delayed into 2023 due to supply constraints as well as continued lower freight rates in the U.S. The Class 6-7 medium-duty truck market decreased 2.9% from the same period last year to 115,275 units, and Class 8 heavy-duty trucks, the largest North American market, decreased 6.1% from the same period last year to 233,685 units. We expect replacement demand to continue throughout 2024, although a continued weak freight market may impact unit sales and service and parts demand. As of September 30, 2024, the Class 6-8 medium- and heavy-duty truck backlog is 190,602 units according to data published by ACT Research. When the supply of commercial trucks improves to historical levels, we may experience reduced new and used commercial truck gross profit per unit together with higher sales volumes. As freight rates remain low, we expect service and parts to remain impacted by miles driven or use of the vehicle in service.
Commercial Vehicle Distribution and Other. During the nine months ended September 30, 2024, the Australian heavy-duty truck market reported sales of 12,858 units, representing an increase of 1.6% from the same period last year, while the New Zealand market reported sales of 2,810 units, representing a decrease of 8.6% from the same period last year. Additionally, our power system operations continue to grow through sales in the off-highway segments such as energy solutions which provide power systems for large data centers, mining, and military applications.
Penske Transportation Solutions. A majority of PTS' revenue is generated by multi-year contracts for full-service leasing, contract maintenance, and logistics services. PTS also rents additional trucks to commercial customers in response to demand for freight as well as consumer customers. With a managed fleet of over 442,000 vehicles at September 30, 2024, PTS regularly sells trucks in order to maintain a low fleet age as well as in response to changes in demand for truck leasing and records a gain or loss on those sales. For 2024, PTS also expects continued demand for its full-service leasing business and lower gain on sale of used trucks as PTS continues to optimize its fleet size to help reduce operating costs while improving utilization.

As described in "Forward-Looking Statements," there are a number of factors that could cause actual results to differ materially from our expectations, including those discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2024, June 30, 2024, and Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, and our other periodic reports filed with the Securities and Exchange Commission.
Operating Overview
Automotive and commercial truck dealerships represent 97.6% of our revenue and 80.6% of our earnings before taxes during the nine months ended September 30, 2024. Income from our PTS investment represents 15.8% of our earnings before taxes during the nine months ended September 30, 2024. New and used vehicle revenues typically include sales to retail customers, agency customers, fleet customers, and leasing companies providing consumer leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, sales of third-party insurance policies, commissions relating to the sale of finance and lease contracts to third parties, and the sales of certain other products. Service and parts revenues include fees paid by customers for repair, maintenance and collision services, and the sale of replacement parts and other aftermarket accessories as well as warranty repairs that are reimbursed directly by various vehicle manufacturers.
Our gross profit tends to vary with the mix of revenues we derive from the sale of new vehicles, used vehicles, finance and insurance products, and service and parts transactions. Our gross profit varies across product lines with vehicle sales usually resulting in lower gross profit margins and our other revenues resulting in higher gross profit margins. Factors such as inventory and vehicle availability, customer demand, consumer confidence, unemployment, general economic conditions, seasonality, weather, credit availability, fuel prices, and manufacturers' advertising and incentives also impact the mix of our revenues and therefore, influence our gross profit margin. The results of our commercial vehicle distribution and other business in Australia and New Zealand are principally driven by the number and types of products and vehicles ordered by our customers. Aggregate revenue and gross profit increased $143.0 million, or 1.9%, and increased $22.8 million, or 1.9%, respectively, during the three months ended September 30, 2024, and increased $480.0 million, or 2.2%, and increased $6.8 million, or 0.2%, respectively, during the nine months ended September 30, 2024, compared to the same periods in 2023.
As exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to weaken against the U.S. Dollar, our U.K. results of operations would translate into less U.S. Dollar reported results. Foreign currency average rate fluctuations increased revenue and gross profit by $69.0 million and $10.5 million, respectively, for the three months ended September 30, 2024, and increased revenue and gross profit by $166.2 million and $23.0 million, respectively, for the nine months ended September 30, 2024. Foreign currency average rate fluctuations increased earnings per share by approximately $0.03 for the three months ended September 30, 2024, and increased earnings per share by approximately $0.04 per share for the nine months ended September 30, 2024. Excluding the impact of foreign currency average rate fluctuations, aggregate revenue and gross profit increased 1.0% and increased 1.0%, respectively, for the three months ended September 30, 2024, when compared to the same period last year, and increased 1.4% and decreased 0.4%, respectively, for the nine months ended September 30, 2024, when compared to the same period last year.
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
The future success of our business is dependent upon, among other things, macro-economic, geo-political, and industry conditions and events, including their impact on new and used vehicle sales, the availability of consumer credit, changes in consumer demand, consumer confidence levels, fuel prices, demand for trucks to move freight with respect to PTS and PTG, personal discretionary spending levels, interest rates, unemployment rates; our ability to obtain vehicles and parts from our manufacturers, especially in light of supply chain disruptions due to natural disasters, any shortages of vehicle components, international conflicts, challenges in sourcing labor or labor strikes or work stoppages, or other disruptions; changes in the retail model either from direct sales by manufacturers, a transition to an agency model of sales, sales by online competitors or from the expansion of electric vehicles; disruptions to the security and availability of our information technology systems and those of our third party providers, which systems are increasingly threatened by ransomware and other cyber-attacks; the effects of a pandemic on the global economy, including our ability to react effectively to changing business conditions in light of any pandemic; the rate of inflation, including its impact on vehicle affordability; changes in interest rates and foreign currency exchange rates; our ability to consummate, integrate, and realize returns on acquisitions; with respect to PTS, changes in the financial health of its customers, labor strikes, or work stoppages by its employees, a reduction in PTS' asset utilization rates, continued availability from truck manufacturers and suppliers of vehicles and parts for its fleet, changes in values of used trucks which affects PTS' profitability on truck sales and regulatory risks and related compliance costs; our ability to realize returns on our significant capital investments in new and upgraded dealership facilities; our ability to navigate a rapidly changing automotive and truck landscape; our ability to respond to new or enhanced regulations in both our domestic and international markets relating to dealerships and vehicles sales, including those related to the sales process or emissions standards, as well as changes in consumer sentiment relating to commercial truck sales that may hinder our or PTS' ability to maintain, acquire, sell, or operate trucks; the success of our distribution of commercial vehicles, engines, and power systems; natural disasters; recall initiatives or other disruptions that interrupt the supply of vehicles or parts to us; the outcome of legal and administrative matters, and other factors over which management has limited control. See Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2024, June 30, 2024, and Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, and our other periodic reports filed with the Securities and Exchange Commission.
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
Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023
Retail Automotive Dealership New Vehicle Data
(In millions, except unit and per unit amounts)

			2024 vs. 2023
New Vehicle Data	2024	2023	Change	% Change
New retail unit sales (excluding agency)	49,523	48,060	1,463	3.0%
Same-store new retail unit sales (excluding agency)	46,189	47,777	(1,588)	(3.3)%
New agency unit sales	10,290	8,695	1,595	18.3%
Same-store new agency unit sales	9,353	8,678	675	7.8%
New sales revenue	$2,890.2	$2,742.7	$147.5	5.4%
Same-store new sales revenue	$2,688.4	$2,724.6	$(36.2)	(1.3)%
New retail sales revenue per unit (excluding agency)	$57,879	$56,653	$1,226	2.2%
Same-store new retail sales revenue per unit (excluding agency)	$57,736	$56,609	$1,127	2.0%
Gross profit — new	$274.1	$296.0	$(21.9)	(7.4)%
Same-store gross profit — new	$253.3	$294.3	$(41.0)	(13.9)%
Average gross profit per new vehicle (excluding agency)	$5,072	$5,790	$(718)	(12.4)%
Same-store average gross profit per new vehicle (excluding agency)	$5,037	$5,787	$(750)	(13.0)%
Gross margin % — new	9.5%	10.8%	(1.3)%	(12.0)%
Same-store gross margin % — new	9.4%	10.8%	(1.4)%	(13.0)%
Units
Retail unit deliveries of new vehicles increased from 2023 to 2024 due to a 3,971 unit increase from net dealership acquisitions, partially offset by a 913 unit, or 1.6%, decrease in same-store new retail unit deliveries. Same-store retail units delivered decreased 2.8% in the U.S. and decreased 0.1% internationally. Overall, new retail unit deliveries increased 1.4% in the U.S. and increased 10.7% internationally. We believe the decrease in same-store unit sales is due to limited availability of certain premium brands during the quarter as a result of product recalls initiated by certain manufacturers which must be completed prior to vehicle sales, partially offset by an increase in electric and hybrid fleet vehicle sales due to government incentives.
Revenues
New vehicle sales revenue increased from 2023 to 2024 due to a $183.7 million increase from net dealership acquisitions, partially offset by a $36.2 million, or 1.3%, decrease in same-store revenues. Excluding $25.5 million of favorable foreign currency fluctuations, same-store new revenue decreased 2.3%. Same-store revenue (excluding agency) decreased due to the decrease in same-store new retail unit sales, which decreased revenue by $89.9 million, partially offset by a $1,127 per unit increase in same-store comparative average retail selling price (including a $537 per retail unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $52.1 million. We believe the increase in same-store comparative average retail selling price (excluding agency) is primarily due to changes in the mix of higher-priced units sold and the increased costs of acquiring vehicles from the manufacturer.
Gross Profit
Retail gross profit from new vehicle sales decreased from 2023 to 2024 due to a $41.0 million, or 13.9%, decrease in same-store gross profit, partially offset by a $19.1 million increase from net dealership acquisitions. Excluding $2.7 million of favorable foreign currency fluctuations, same-store gross profit decreased 14.8%. Same-store gross profit (excluding agency) decreased due to a $750 per unit decrease in same-store comparative average gross profit (despite a $44 per retail unit increase attributable to favorable foreign currency fluctuations), which decreased gross profit by $34.6 million, coupled with the decrease in same-store new retail sales, which decreased retail gross profit by $9.2 million. We believe the decrease in same-store comparative average retail gross profit per unit (excluding agency) is primarily due to an improved supply of many of the new vehicles we sell and the mix of sales. We believe the resulting compression on gross margin is due to higher gross profit realized in the prior year as vehicle supply was constrained, coupled with affordability concerns and a more competitive environment due to higher inventory levels.

Retail Automotive Dealership Used Vehicle Data
(In millions, except unit and per unit amounts)

			2024 vs. 2023
Used Vehicle Data	2024	2023	Change	% Change
Used retail unit sales	57,738	66,009	(8,271)	(12.5)%
Same-store used retail unit sales	53,826	61,520	(7,694)	(12.5)%
Used retail sales revenue	$2,123.9	$2,322.1	$(198.2)	(8.5)%
Same-store used retail sales revenue	$1,968.2	$2,224.7	$(256.5)	(11.5)%
Used retail sales revenue per unit	$36,785	$35,179	$1,606	4.6%
Same-store used retail sales revenue per unit	$36,565	$36,162	$403	1.1%
Gross profit — used	$108.6	$103.2	$5.4	5.2%
Same-store gross profit — used	$101.1	$100.1	$1.0	1.0%
Average gross profit per used vehicle retailed	$1,882	$1,564	$318	20.3%
Same-store average gross profit per used vehicle retailed	$1,878	$1,626	$252	15.5%
Gross margin % — used	5.1%	4.4%	0.7%	15.9%
Same-store gross margin % — used	5.1%	4.5%	0.6%	13.3%
Units
Retail unit sales of used vehicles decreased from 2023 to 2024 due to a 7,694 unit, or 12.5%, decrease in same-store used retail unit sales, coupled with a 577 unit decrease from net dealership dispositions. Our same-store units decreased 4.4% in the U.S. and decreased 19.5% internationally. Overall, our used units decreased 2.8% in the U.S. and decreased 20.1% internationally. Same-store unit sales are being impacted by the transition of our U.K. CarShop locations to Sytner Select dealerships which sell fewer units as well as a lower supply of 1-4 year old used vehicles due to the fewer number of new vehicles sold in recent years and lower lease returns particularly in the U.S. Excluding these U.K. Sytner Select dealerships from both periods, overall used vehicles retailed increased 0.6% and same-store used units decreased 4.3%.
Revenues
Used vehicle retail sales revenue decreased from 2023 to 2024 due to a $256.5 million, or 11.5%, decrease in same-store revenues, partially offset by a $58.3 million increase from net dealership acquisitions. Excluding $25.1 million of favorable foreign currency fluctuations, same-store used retail revenue decreased 12.7%. The decrease in same-store revenue is due to the decrease in same-store used retail unit sales, which decreased revenue by $278.2 million, partially offset by a $403 per unit increase in same-store comparative average selling price (including a $467 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $21.7 million. We believe the decrease in same-store comparative average selling price, excluding favorable foreign currency, is primarily due to the decrease in used vehicle acquisition costs when compared to the same period last year.
Gross Profit
Retail gross profit from used vehicle sales increased from 2023 to 2024 due to a $4.4 million increase from net dealership acquisitions, coupled with a $1.0 million, or 1.0%, increase in same-store gross profit. Excluding $1.2 million of favorable foreign currency fluctuations, same-store gross profit decreased 0.2%. The increase in same-store gross profit is due to a $252 per unit increase in same-store comparative average gross profit (including a $22 per unit increase attributable to favorable foreign currency fluctuations), which increased gross profit by $13.6 million, partially offset by the decrease in same-store used retail unit sales, which decreased gross profit by $12.6 million. We believe the increase in same-store comparative average gross profit per unit is primarily due to the stabilization of the used car market compared to the same period last year, coupled with the transition of our U.K. CarShop locations to Sytner Select dealerships.
Retail Automotive Dealership Finance and Insurance Data
(In millions, except unit and per unit amounts)

			2024 vs. 2023
Finance and Insurance Data	2024	2023	Change	% Change
Total retail unit sales	107,261	114,069	(6,808)	(6.0)%
Total same-store retail unit sales	100,015	109,297	(9,282)	(8.5)%
Total agency unit sales	10,290	8,695	1,595	18.3%
Total same-store agency unit sales	9,353	8,678	675	7.8%
Finance and insurance revenue	$193.1	$210.1	$(17.0)	(8.1)%
Same-store finance and insurance revenue	$186.1	$204.8	$(18.7)	(9.1)%
Finance and insurance revenue per unit (excluding agency)	$1,761	$1,815	$(54)	(3.0)%
Same-store finance and insurance revenue per unit (excluding agency)	$1,832	$1,858	$(26)	(1.4)%
Finance and insurance revenue decreased from 2023 to 2024 due to an $18.7 million, or 9.1%, decrease in same-store revenue, partially offset by a $1.7 million increase from net dealership acquisitions. Excluding $1.8 million of favorable foreign currency fluctuations, same-store finance and insurance revenue decreased 10.0%. Same-store revenue (excluding agency) decreased due to the decrease in combined same-store new and used retail unit sales, which decreased revenue by $17.2 million, coupled with a $26 per unit decrease in same-store comparative average finance and insurance retail revenue (despite a $16 per retail unit increase attributable to favorable foreign currency fluctuations), which decreased revenue by $2.6 million. Same-store finance and insurance revenue per unit (excluding agency) decreased 1.5% in the U.S. and decreased 3.5% in the U.K. We believe the decrease in same-store finance and insurance revenue per unit (excluding agency) is primarily due to high interest rates impacting overall customer affordability and an increase in lease penetration and electric and hybrid fleet vehicle sales in the U.K. which limits our finance and insurance product sale opportunities.
Retail Automotive Dealership Service and Parts Data
(In millions)

			2024 vs. 2023
Service and Parts Data	2024	2023	Change	% Change
Service and parts revenue	$778.0	$685.2	$92.8	13.5%
Same-store service and parts revenue	$730.9	$681.5	$49.4	7.2%
Gross profit — service and parts	$449.8	$404.4	$45.4	11.2%
Same-store service and parts gross profit	$426.8	$401.6	$25.2	6.3%
Gross margin % — service and parts	57.8%	59.0%	(1.2)%	(2.0)%
Same-store service and parts gross margin %	58.4%	58.9%	(0.5)%	(0.8)%
Revenues
Service and parts revenue increased from 2023 to 2024, with an increase of 8.9% in the U.S. and an increase of 21.9% internationally. The increase in service and parts revenue is due to a $49.4 million, or 7.2%, increase in same-store revenues, coupled with a $43.4 million increase from net dealership acquisitions. Excluding $5.6 million of favorable foreign currency fluctuations, same-store revenue increased 6.4%. The increase in same-store revenue is due to a $27.7 million, or 20.0%, increase in warranty revenue, a $20.7 million, or 4.2%, increase in customer pay revenue, and a $1.0 million, or 2.2%, increase in vehicle preparation and body shop revenue. We believe the increase in same-store revenue is primarily due to an increase in warranty work from manufacturer recalls, coupled with vehicles remaining on the road longer due to affordability considerations, as well as increases in effective labor rates, the retail cost of parts due to inflation, and higher repair costs.
Gross Profit
Service and parts gross profit increased from 2023 to 2024 due to a $25.2 million, or 6.3%, increase in same-store gross profit, coupled with a $20.2 million increase from net dealership acquisitions. Excluding $3.3 million of favorable foreign currency fluctuations, same-store gross profit increased 5.4%. The increase in same-store gross profit is due to the increase in same-store revenues, which increased gross profit by $28.8 million, partially offset by a 0.5% decrease in same-store gross margin, which decreased gross profit by $3.6 million. The increase in same-store gross profit is due to a $13.7 million, or 18.2%, increase in warranty gross profit, a $9.8 million, or 4.2%, increase in customer pay gross profit, and a $1.7 million, or 1.9%, increase in vehicle preparation and body shop gross profit. We believe the decrease in same-store gross margin is primarily due to a shift in sales mix in the U.K. from customer pay to warranty, which typically has a lower gross margin.
Retail Commercial Truck Dealership Data
(In millions, except unit and per unit amounts)

As discussed above under “Overview - Retail Commercial Truck Dealership,” the CDK Cybersecurity Incident impacted PTG’s operations beginning June 19, 2024 and into the third quarter, primarily impacting service and parts sales, but also impacting to a lesser extent sales of used trucks.

			2024 vs. 2023
New Commercial Truck Data	2024	2023	Change	% Change
New retail unit sales	5,405	4,673	732	15.7%
Same-store new retail unit sales	5,163	4,673	490	10.5%
New retail sales revenue	$755.3	$644.4	$110.9	17.2%
Same-store new retail sales revenue	$717.1	$644.4	$72.7	11.3%
New retail sales revenue per unit	$139,746	$137,891	$1,855	1.3%
Same-store new retail sales revenue per unit	$138,890	$137,891	$999	0.7%
Gross profit — new	$46.0	$40.3	$5.7	14.1%
Same-store gross profit — new	$42.3	$40.3	$2.0	5.0%
Average gross profit per new truck retailed	$8,503	$8,631	$(128)	(1.5)%
Same-store average gross profit per new truck retailed	$8,200	$8,631	$(431)	(5.0)%
Gross margin % — new	6.1%	6.3%	(0.2)%	(3.2)%
Same-store gross margin % — new	5.9%	6.3%	(0.4)%	(6.3)%
Units
Retail unit sales of new trucks increased from 2023 to 2024 due to a 490 unit, or 10.5%, increase in same-store new retail unit sales, coupled with a 242 unit increase from net dealership acquisitions. We believe the increase in same-store unit sales is primarily due to replacement demand for medium- and heavy-duty trucks.
Revenues
New commercial truck retail sales revenue increased from 2023 to 2024 due to a $72.7 million, or 11.3%, increase in same-store revenues, coupled with a $38.2 million increase from net dealership acquisitions. The increase in same-store revenue is due to the increase in same-store new retail unit sales, which increased revenue by $68.0 million, coupled with a $999 per unit increase in same-store comparative average selling price, which increased revenue by $4.7 million. We believe the increase in same-store comparative average selling price is primarily due to higher prices driven by replacement demand and the mix of higher-priced units sold.
Gross Profit
New commercial truck retail gross profit increased from 2023 to 2024 due to a $3.7 million increase from net dealership acquisitions, coupled with a $2.0 million, or 5.0%, increase in same-store gross profit. The increase in same-store gross profit is due to the increase in same-store new retail unit sales, which increased gross profit by $4.0 million, partially offset by a $431 per unit decrease in same-store comparative average gross profit, which decreased gross profit by $2.0 million. We believe the decrease in same-store comparative average gross profit per unit is primarily due to a change in sales mix when compared to the same period last year.

			2024 vs. 2023
Used Commercial Truck Data	2024	2023	Change	% Change
Used retail unit sales	926	883	43	4.9%
Same-store used retail unit sales	917	883	34	3.9%
Used retail sales revenue	$60.1	$68.4	$(8.3)	(12.1)%
Same-store used retail sales revenue	$59.5	$68.4	$(8.9)	(13.0)%
Used retail sales revenue per unit	$64,856	$77,476	$(12,620)	(16.3)%
Same-store used retail sales revenue per unit	$64,879	$77,476	$(12,597)	(16.3)%
Gross profit — used	$4.8	$4.8	$—	—%
Same-store gross profit — used	$4.8	$4.8	$—	—%
Average gross profit per used truck retailed	$5,237	$5,381	$(144)	(2.7)%
Same-store average gross profit per used truck retailed	$5,249	$5,381	$(132)	(2.5)%
Gross margin % — used	8.0%	7.0%	1.0%	14.3%
Same-store gross margin % — used	8.1%	7.0%	1.1%	15.7%
Units
Retail unit sales of used trucks increased from 2023 to 2024 due to a 34 unit, or 3.9%, increase in same-store retail unit sales, coupled with a 9 unit increase from net dealership acquisitions. We believe the increase in same-store unit sales is primarily due to the increase in availability and affordability of used trucks when compared with the prior year period, coupled with limited availability of certain new trucks resulting in higher demand of certain used trucks.
Revenues
Used commercial truck retail sales revenue decreased from 2023 to 2024 due to an $8.9 million, or 13.0%, decrease in same-store revenues, partially offset by a $0.6 million increase from net dealership acquisitions. The decrease in same-store revenue is due to a $12,597 per unit decrease in same-store comparative average selling price, which decreased revenue by $11.1 million, partially offset by the increase in same-store used retail unit sales, which increased revenue by $2.2 million. We believe the decrease in same-store comparative average selling price is primarily due to the declining value of used trucks, as a result of prolonged lower freight spot rates and improved availability of new trucks when compared to the prior year period.
Gross Profit
Used commercial truck retail gross profit remained flat from 2023 to 2024. Same-store gross profit remained flat due to a $132 per unit decrease in same-store comparative average gross profit, which decreased gross profit by $0.1 million, offset by the increase in same-store used retail unit sales, which increased gross profit by $0.1 million. We believe the decrease in same-store comparative average gross profit per unit is primarily due to the decreased value of used trucks over the prior year, as a result of prolonged lower freight spot rates when compared to the prior year period.

			2024 vs. 2023
Service and Parts Data	2024	2023	Change	% Change
Service and parts revenue	$232.8	$235.1	$(2.3)	(1.0)%
Same-store service and parts revenue	$224.1	$235.1	$(11.0)	(4.7)%
Gross profit — service and parts	$98.0	$99.7	$(1.7)	(1.7)%
Same-store service and parts gross profit	$94.0	$99.7	$(5.7)	(5.7)%
Gross margin % — service and parts	42.1%	42.4%	(0.3)%	(0.7)%
Same-store service and parts gross margin %	41.9%	42.4%	(0.5)%	(1.2)%
Revenues
Service and parts revenue decreased from 2023 to 2024 due to an $11.0 million, or 4.7%, decrease in same-store revenues, partially offset by an $8.7 million increase from net dealership acquisitions. Customer pay work represented approximately 77.7% of PTG's service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The decrease in same-store revenue is due to a $12.9 million, or 6.8%, decrease in customer pay revenue and a

$1.2 million, or 15.2%, decrease in body shop revenue, partially offset by a $3.1 million, or 7.8%, increase in warranty revenue. We believe the decrease in same-store service and parts revenue is due to customers delaying maintenance costs due to prolonged lower freight spot rates.
Gross Profit
Service and parts gross profit decreased from 2023 to 2024 due to a $5.7 million, or 5.7%, decrease in same-store gross profit, partially offset by a $4.0 million increase from net dealership acquisitions. The decrease in same-store gross profit is due to the decrease in same-store revenues, which decreased gross profit by $4.6 million, coupled with a 0.5% decrease in same-store gross margin, which decreased gross profit by $1.1 million. The decrease in same-store gross profit is primarily due to a $6.7 million, or 9.6%, decrease in customer pay gross profit and a $0.8 million, or 9.8%, decrease in body shop gross profit, partially offset by a $1.8 million, or 8.3%, increase in warranty gross profit.
Commercial Vehicle Distribution and Other Data
(In millions, except unit amounts)

			2024 vs. 2023
Penske Australia Data	2024	2023	Change	% Change
Commercial vehicle units (wholesale and retail)	350	318	32	10.1%
Power system units	235	352	(117)	(33.2)%
Sales revenue	$186.8	$157.7	$29.1	18.5%
Gross profit	$44.6	$39.7	$4.9	12.3%
Penske Australia primarily distributes and services commercial vehicles, engines, and power systems. This business generated $186.8 million of revenue during the three months ended September 30, 2024, compared to $157.7 million of revenue in the prior year, an increase of 18.5%. This business also generated $44.6 million of gross profit during the three months ended September 30, 2024, compared to $39.7 million of gross profit in the prior year, an increase of 12.3%.
Excluding $3.7 million of favorable foreign currency fluctuations, revenue increased 16.0% primarily due to an increase in service and parts sales revenue and an increase in higher value power generation units sold. Excluding $0.9 million of favorable foreign currency fluctuations, gross profit increased 9.7% primarily due to an increase in higher value power generation units sold and higher margin service and parts sales.
Selling, General, and Administrative Data
(In millions)

			2024 vs. 2023
Selling, General, and Administrative Data	2024	2023	Change	% Change
Personnel expense	$530.0	$510.3	$19.7	3.9%
Advertising expense	$33.9	$35.1	$(1.2)	(3.4)%
Rent & related expense	$106.6	$97.4	$9.2	9.4%
Other expense	$214.7	$210.7	$4.0	1.9%
Total SG&A expenses	$885.2	$853.5	$31.7	3.7%
Same-store SG&A expenses	$833.6	$841.7	$(8.1)	(1.0)%

Personnel expense as % of gross profit	42.6%	41.8%	0.8%	1.9%
Advertising expense as % of gross profit	2.7%	2.9%	(0.2)%	(6.9)%
Rent & related expense as % of gross profit	8.6%	8.0%	0.6%	7.5%
Other expense as % of gross profit	17.3%	17.2%	0.1%	0.6%
Total SG&A expenses as % of gross profit	71.2%	69.9%	1.3%	1.9%
Same-store SG&A expenses as % of same-store gross profit	70.9%	69.7%	1.2%	1.7%
Selling, general, and administrative expenses ("SG&A") increased from 2023 to 2024 due to a $39.8 million increase from net acquisitions, partially offset by an $8.1 million, or 1.0%, decrease in same-store SG&A. Excluding $6.4 million of unfavorable foreign currency fluctuations, same-store SG&A decreased 1.7%. SG&A as a percentage of gross profit was

71.2%, an increase of 130 basis points compared to 69.9% in the prior year. SG&A expenses as a percentage of total revenue were 11.7% and 11.5% in the three months ended September 30, 2024 and 2023, respectively. We believe the increase in SG&A as a percentage of gross profit is primarily due to increases in personnel expenses, rent expenses, customer service vehicle loaner expenses, and information technology expenses, relative to gross profit, in part due to inflation.
Depreciation
(In millions)

			2024 vs. 2023
	2024	2023	Change	% Change
Depreciation	$40.6	$35.4	5.2	14.7%
Depreciation increased from 2023 to 2024 due to a $3.6 million, or 10.4%, increase in same-store depreciation due to capital expenditures, coupled with a $1.6 million increase from net dealership acquisitions.
Floor Plan Interest Expense
(In millions)

			2024 vs. 2023
	2024	2023	Change	% Change
Floor plan interest expense	$50.8	$35.5	15.3	43.1%
Floor plan interest expense increased from 2023 to 2024 due to an $11.5 million, or 32.6%, increase in same-store floor plan interest expense, coupled with a $3.8 million increase from net acquisitions. The overall increase is due to increases in average amounts outstanding under floor plan arrangements due to increasing levels of inventory.
Other Interest Expense
(In millions)

			2024 vs. 2023
	2024	2023	Change	% Change
Other interest expense	$22.9	$24.5	(1.6)	(6.5)%
Other interest expense decreased from 2023 to 2024 due to decreases in average revolver borrowing amounts outstanding under our credit agreements.
Equity in Earnings of Affiliates
(In millions)

			2024 vs. 2023
	2024	2023	Change	% Change
Equity in earnings of affiliates	$60.7	$85.0	(24.3)	(28.6)%
Equity in earnings of affiliates decreased from 2023 to 2024 due to a $23.8 million, or 28.3%, decrease in earnings from our investment in PTS, coupled with a decrease in earnings from our other joint ventures. We believe the decrease in our PTS equity earnings is primarily due to lower commercial and consumer rental revenue as a result of the prolonged decline in freight rates, higher interest rates on fixed rate long term debt, higher average debt balances, higher maintenance expenses on full service leasing, and lower gains from the sale of revenue earning vehicles, partially offset by improved operating results in full-service leasing.

Income Taxes
(In millions)

			2024 vs. 2023
	2024	2023	Change	% Change
Income taxes	$77.4	$92.1	(14.7)	(16.0)%
Income taxes decreased from 2023 to 2024 primarily due to a $52.1 million decrease in our pre-tax income compared to the prior year. Our effective tax rate was 25.4% during the three months ended September 30, 2024, compared to 25.8% during the three months ended September 30, 2023, primarily due to fluctuations in our geographic pre-tax income mix.
Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023
Retail Automotive Dealership New Vehicle Data
(In millions, except unit and per unit amounts)

			2024 vs. 2023
New Vehicle Data	2024	2023	Change	% Change
New retail unit sales (excluding agency)	149,051	145,284	3,767	2.6%
Same-store new retail unit sales (excluding agency)	141,729	144,588	(2,859)	(2.0)%
New agency unit sales	29,443	24,559	4,884	19.9%
Same-store new agency unit sales	27,214	24,489	2,725	11.1%
New sales revenue	$8,688.6	$8,284.1	$404.5	4.9%
Same-store new sales revenue	$8,237.9	$8,246.8	$(8.9)	(0.1)%
New retail sales revenue per unit (excluding agency)	$57,840	$56,676	$1,164	2.1%
Same-store new retail sales revenue per unit (excluding agency)	$57,680	$56,691	$989	1.7%
Gross profit — new	$837.5	$936.6	$(99.1)	(10.6)%
Same-store gross profit — new	$791.1	$933.3	$(142.2)	(15.2)%
Average gross profit per new vehicle (excluding agency)	$5,202	$6,122	$(920)	(15.0)%
Same-store average gross profit per new vehicle (excluding agency)	$5,176	$6,129	$(953)	(15.5)%
Gross margin % — new	9.6%	11.3%	(1.7)%	(15.0)%
Same-store gross margin % — new	9.6%	11.3%	(1.7)%	(15.0)%
Units
Retail unit deliveries of new vehicles increased from 2023 to 2024 due to an 8,785 unit increase from net dealership acquisitions, partially offset by a 134 unit, or 0.1%, decrease in same-store new retail unit deliveries. Same-store retail units delivered increased 1.7% in the U.S. and decreased 2.3% internationally. Overall, new retail unit deliveries increased 3.7% in the U.S. and increased 6.9% internationally. We believe the increase in same-store retail unit sales in the U.S. is primarily due to continued consumer demand for new vehicles and increasing new vehicle availability, coupled with the pent-up demand resulting from lower vehicle availability in prior years. We believe the decrease in same-store unit sales is due to limited availability of certain premium brands during the quarter as a result of product recalls initiated by certain manufacturers which must be completed prior to vehicle sales, partially offset by an increase in electric and hybrid fleet vehicle sales due to government incentives.
Revenues
New vehicle sales revenue increased from 2023 to 2024 due to a $413.4 million increase from net dealership acquisitions, partially offset by an $8.9 million, or 0.1%, decrease in same-store revenues. Excluding $56.6 million of favorable foreign currency fluctuations, same-store new revenue decreased 0.8%. Same-store revenue (excluding agency) decreased due to the decrease in same-store new retail unit sales, which decreased revenue by $162.1 million, partially offset by a $989 per unit increase in same-store comparative average retail selling price (including a $389 per retail unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $140.2 million. We believe the increase in same-store comparative average retail selling price (excluding agency) is primarily due to changes in the mix of higher-priced units sold and the increased costs of acquiring vehicles from the manufacturer.

Gross Profit
Retail gross profit from new vehicle sales decreased from 2023 to 2024 due to a $142.2 million, or 15.2%, decrease in same-store gross profit, partially offset by a $43.1 million increase from net dealership acquisitions. Excluding $5.5 million of favorable foreign currency fluctuations, same-store gross profit decreased 15.8%. Same-store gross profit (excluding agency) decreased due to a $953 per unit decrease in same-store comparative average gross profit (despite a $29 per retail unit increase attributable to favorable foreign currency fluctuations), which decreased gross profit by $135.1 million, coupled with the decrease in same-store new retail sales, which decreased retail gross profit by $17.5 million. We believe the decrease in same-store comparative average retail gross profit per unit (excluding agency) is primarily due to an improved supply of many of the new vehicles we sell and the mix of sales. We believe the resulting compression on gross margin is due to higher gross profit realized in the prior year as vehicle supply was constrained, coupled with affordability concerns and a more competitive environment due to higher inventory levels.
Retail Automotive Dealership Used Vehicle Data
(In millions, except unit and per unit amounts)

			2024 vs. 2023
Used Vehicle Data	2024	2023	Change	% Change
Used retail unit sales	192,574	199,231	(6,657)	(3.3)%
Same-store used retail unit sales	176,794	185,106	(8,312)	(4.5)%
Used retail sales revenue	$6,735.9	$6,949.5	$(213.6)	(3.1)%
Same-store used retail sales revenue	$6,246.9	$6,652.5	$(405.6)	(6.1)%
Used retail sales revenue per unit	$34,978	$34,882	$96	0.3%
Same-store used retail sales revenue per unit	$35,334	$35,939	$(605)	(1.7)%
Gross profit — used	$358.0	$349.1	$8.9	2.5%
Same-store gross profit — used	$332.1	$339.8	$(7.7)	(2.3)%
Average gross profit per used vehicle retailed	$1,859	$1,753	$106	6.0%
Same-store average gross profit per used vehicle retailed	$1,879	$1,836	$43	2.3%
Gross margin % — used	5.3%	5.0%	0.3%	6.0%
Same-store gross margin % — used	5.3%	5.1%	0.2%	3.9%
Units
Retail unit sales of used vehicles decreased from 2023 to 2024 due to an 8,312 unit, or 4.5%, decrease in same-store used retail unit sales, partially offset by a 1,655 unit increase from net dealership acquisitions. Our same-store units were flat in the U.S. and decreased 8.2% internationally. Overall, our used units increased 0.7% in the U.S. and decreased 6.4% internationally. Same-store unit sales are being impacted by the transition of our U.K. CarShop locations to Sytner Select dealerships which sell fewer units as well as a lower supply of 1-4 year old used vehicles due to the fewer number of new vehicles sold in recent years and lower lease returns particularly in the U.S. Excluding these U.K. Sytner Select dealerships from both periods, overall used vehicles retailed increased 3.4% and same-store used units decreased 0.5%.
Revenues
Used vehicle retail sales revenue decreased from 2023 to 2024 due to a $405.6 million, or 6.1%, decrease in same-store revenues, partially offset by a $192.0 million increase from net dealership acquisitions. Excluding $80.2 million of favorable foreign currency fluctuations, same-store used retail revenue decreased 7.3%. The decrease in same-store revenue is due to the decrease in same-store used retail unit sales, which decreased revenue by $298.6 million, coupled with a $605 per unit decrease in same-store comparative average selling price (despite a $454 per unit increase attributable to favorable foreign currency fluctuations), which decreased revenue by $107.0 million. We believe the decrease in same-store comparative average selling price is primarily due to the decrease in used vehicle acquisition costs when compared to the same period last year.
Gross Profit
Retail gross profit from used vehicle sales increased from 2023 to 2024 due to a $16.6 million increase from net dealership acquisitions, partially offset by a $7.7 million, or 2.3%, decrease in same-store gross profit. Excluding $3.7 million of favorable foreign currency fluctuations, same-store gross profit decreased 3.4%. The decrease in same-store gross profit is due to the decrease in same-store used retail unit sales, which decreased gross profit by $15.3 million, partially offset by a $43 per unit increase in same-store comparative average gross profit (including a $21 per unit increase attributable to favorable foreign currency fluctuations), which increased gross profit by $7.6 million. We believe the increase in same-store comparative average gross profit per unit is primarily due to the stabilization of the used car market compared to the same period last year, coupled with the transition of our U.K. CarShop locations to Sytner Select dealerships.
Retail Automotive Dealership Finance and Insurance Data
(In millions, except unit and per unit amounts)

			2024 vs. 2023
Finance and Insurance Data	2024	2023	Change	% Change
Total retail unit sales	341,625	344,515	(2,890)	(0.8)%
Total same-store retail unit sales	318,523	329,694	(11,171)	(3.4)%
Total agency unit sales	29,443	24,559	4,884	19.9%
Total same-store agency unit sales	27,214	24,489	2,725	11.1%
Finance and insurance revenue	$607.8	$631.0	$(23.2)	(3.7)%
Same-store finance and insurance revenue	$583.8	$613.7	$(29.9)	(4.9)%
Finance and insurance revenue per unit (excluding agency)	$1,748	$1,809	$(61)	(3.4)%
Same-store finance and insurance revenue per unit (excluding agency)	$1,819	$1,856	$(37)	(2.0)%
Finance and insurance revenue decreased from 2023 to 2024 due to a $29.9 million, or 4.9%, decrease in same-store revenue, partially offset by a $6.7 million increase from net dealership acquisitions. Excluding $5.4 million of favorable foreign currency fluctuations, same-store finance and insurance revenue decreased 5.8%. Same-store revenue (excluding agency) decreased due to the decrease in combined same-store new and used retail unit sales, which decreased revenue by $20.7 million, coupled with a $37 per unit decrease in same-store comparative average finance and insurance retail revenue (despite a $16 per retail unit increase attributable to favorable foreign currency fluctuations), which decreased revenue by $11.8 million. Same-store finance and insurance revenue per unit (excluding agency) decreased 1.6% in the U.S. and decreased 4.7% in the U.K. We believe the decrease in same-store finance and insurance revenue per unit (excluding agency) is primarily due to high interest rates impacting overall customer affordability and an increase in lease penetration and electric and hybrid fleet vehicle sales in the U.K. which limits our finance and insurance product sale opportunities.
Retail Automotive Dealership Service and Parts Data
(In millions)

			2024 vs. 2023
Service and Parts Data	2024	2023	Change	% Change
Service and parts revenue	$2,276.9	$2,053.4	$223.5	10.9%
Same-store service and parts revenue	$2,158.5	$2,041.3	$117.2	5.7%
Gross profit — service and parts	$1,321.8	$1,209.8	$112.0	9.3%
Same-store service and parts gross profit	$1,264.1	$1,200.8	$63.3	5.3%
Gross margin % — service and parts	58.1%	58.9%	(0.8)%	(1.4)%
Same-store service and parts gross margin %	58.6%	58.8%	(0.2)%	(0.3)%
Revenues
Service and parts revenue increased from 2023 to 2024, with an increase of 6.7% in the U.S. and an increase of 18.3% internationally. The increase in service and parts revenue is due to a $117.2 million, or 5.7%, increase in same-store revenues, coupled with a $106.3 million increase from net dealership acquisitions. Excluding $13.7 million of favorable foreign currency fluctuations, same-store revenue increased 5.1%. The increase in same-store revenue is due to a $59.3 million, or 4.0%, increase in customer pay revenue, a $52.5 million, or 12.7%, increase in warranty revenue, and a $5.4 million, or 4.0%, increase in vehicle preparation and body shop revenue. We believe the increase in same-store revenue is primarily due to vehicles remaining on the road longer due to affordability considerations, as well as increases in effective labor rates, the retail cost of parts due to inflation, and manufacturer recalls.

Gross Profit
Service and parts gross profit increased from 2023 to 2024 due to a $63.3 million, or 5.3%, increase in same-store gross profit, coupled with a $48.7 million increase from net dealership acquisitions. Excluding $8.4 million of favorable foreign currency fluctuations, same-store gross profit increased 4.6%. The increase in same-store gross profit is due to the increase in same-store revenues, which increased gross profit by $68.6 million, partially offset by a 0.2% decrease in same-store gross margin, which decreased gross profit by $5.3 million. The increase in same-store gross profit is due to a $28.2 million, or 3.9%, increase in customer pay gross profit, a $27.4 million, or 12.3%, increase in warranty gross profit, and a $7.7 million, or 2.9%, increase in vehicle preparation and body shop gross profit. We believe the decrease in same-store gross margin is primarily due to a shift in sales mix in the U.K. from customer pay to warranty, which typically has a lower gross margin.
Retail Commercial Truck Dealership Data
(In millions, except unit and per unit amounts)

As discussed above under “Overview - Retail Commercial Truck Dealership,” the CDK Cybersecurity Incident impacted PTG’s operations beginning June 19, 2024 and into the third quarter, primarily impacting service and parts sales, but also impacting to a lesser extent sales of used trucks.

			2024 vs. 2023
New Commercial Truck Data	2024	2023	Change	% Change
New retail unit sales	13,379	13,729	(350)	(2.5)%
Same-store new retail unit sales	12,648	13,532	(884)	(6.5)%
New retail sales revenue	$1,864.9	$1,861.0	$3.9	0.2%
Same-store new retail sales revenue	$1,753.0	$1,831.0	$(78.0)	(4.3)%
New retail sales revenue per unit	$139,390	$135,552	$3,838	2.8%
Same-store new retail sales revenue per unit	$138,602	$135,306	$3,296	2.4%
Gross profit — new	$119.9	$110.3	$9.6	8.7%
Same-store gross profit — new	$110.4	$107.1	$3.3	3.1%
Average gross profit per new truck retailed	$8,957	$8,032	$925	11.5%
Same-store average gross profit per new truck retailed	$8,729	$7,915	$814	10.3%
Gross margin % — new	6.4%	5.9%	0.5%	8.5%
Same-store gross margin % — new	6.3%	5.8%	0.5%	8.6%
Units
Retail unit sales of new trucks decreased from 2023 to 2024 due to an 884 unit, or 6.5%, decrease in same-store new retail unit sales, partially offset by a 534 unit increase from net dealership acquisitions. We believe the decrease in same-store unit sales is primarily due to the unusually high number of deliveries in the prior year period resulting from production timing and delivery delays throughout 2022 caused by manufacturer supply chain challenges, partially offset by replacement demand for medium- and heavy-duty trucks.
Revenues
New commercial truck retail sales revenue increased from 2023 to 2024 due to an $81.9 million increase from net dealership acquisitions, partially offset by a $78.0 million, or 4.3%, decrease in same-store revenues. The decrease in same-store revenue is due to the decrease in same-store new retail unit sales, which decreased revenue by $119.7 million, partially offset by a $3,296 per unit increase in same-store comparative average selling price, which increased revenue by $41.7 million. We believe the increase in same-store comparative average selling price is primarily due to higher prices driven by replacement demand and the mix of higher-priced units sold.
Gross Profit
New commercial truck retail gross profit increased from 2023 to 2024 due to a $6.3 million increase from net dealership acquisitions, coupled with a $3.3 million, or 3.1%, increase in same-store gross profit. The increase in same-store gross profit is due to an $814 per unit increase in same-store comparative average gross profit, which increased gross profit by $10.3 million, partially offset by the decrease in same-store new retail unit sales, which decreased gross profit by

$7.0 million. We believe the increase in same-store comparative average gross profit per unit is primarily due to a change in sales mix when compared to the same period last year.

			2024 vs. 2023
Used Commercial Truck Data	2024	2023	Change	% Change
Used retail unit sales	2,740	2,242	498	22.2%
Same-store used retail unit sales	2,651	2,224	427	19.2%
Used retail sales revenue	$171.2	$170.3	$0.9	0.5%
Same-store used retail sales revenue	$164.8	$169.4	$(4.6)	(2.7)%
Used retail sales revenue per unit	$62,480	$75,980	$(13,500)	(17.8)%
Same-store used retail sales revenue per unit	$62,159	$76,163	$(14,004)	(18.4)%
Gross profit — used	$11.5	$14.2	$(2.7)	(19.0)%
Same-store gross profit — used	$12.3	$14.1	$(1.8)	(12.8)%
Average gross profit per used truck retailed	$4,247	$6,310	$(2,063)	(32.7)%
Same-store average gross profit per used truck retailed	$4,635	$6,340	$(1,705)	(26.9)%
Gross margin % — used	6.7%	8.3%	(1.6)%	(19.3)%
Same-store gross margin % — used	7.5%	8.3%	(0.8)%	(9.6)%
Units
Retail unit sales of used trucks increased from 2023 to 2024 due to a 427 unit, or 19.2%, increase in same-store retail unit sales, coupled with a 71 unit increase from net dealership acquisitions. We believe the increase in same-store unit sales is primarily due to the increase in availability and affordability of used trucks when compared with the prior year period, coupled with limited availability of certain new trucks resulting in higher demand of certain used trucks.
Revenues
Used commercial truck retail sales revenue increased from 2023 to 2024 due to a $5.5 million increase from net dealership acquisitions, partially offset by a $4.6 million, or 2.7%, decrease in same-store revenues. The decrease in same-store revenue is due to a $14,004 per unit decrease in same-store comparative average selling price, which decreased revenue by $31.1 million, partially offset by the increase in same-store used retail unit sales, which increased revenue by $26.5 million. We believe the decrease in same-store comparative average selling price is primarily due to the declining value of used trucks, as a result of prolonged lower freight spot rates and improved availability of new trucks when compared to the prior year period.
Gross Profit
Used commercial truck retail gross profit decreased from 2023 to 2024 primarily due to a $1.8 million, or 12.8%, decrease in same-store gross profit, coupled with a $0.9 million decrease from net dealership acquisitions. The decrease in same-store gross profit is due to a $1,705 per unit decrease in same-store comparative average gross profit, which decreased gross profit by $3.8 million, partially offset by the increase in same-store used retail unit sales, which increased gross profit by $2.0 million. We believe the decrease in same-store comparative average gross profit per unit is primarily due to the decreased value of used trucks over the prior year, as a result of prolonged lower freight spot rates when compared to the prior year period.

			2024 vs. 2023
Service and Parts Data	2024	2023	Change	% Change
Service and parts revenue	$675.6	$695.2	$(19.6)	(2.8)%
Same-store service and parts revenue	$635.3	$682.3	$(47.0)	(6.9)%
Gross profit — service and parts	$290.2	$293.4	$(3.2)	(1.1)%
Same-store service and parts gross profit	$273.6	$288.3	$(14.7)	(5.1)%
Gross margin % — service and parts	43.0%	42.2%	0.8%	1.9%
Same-store service and parts gross margin %	43.1%	42.3%	0.8%	1.9%

Revenues
Service and parts revenue decreased from 2023 to 2024 due to a $47.0 million, or 6.9%, decrease in same-store revenues, partially offset by a $27.4 million increase from net dealership acquisitions. Customer pay work represented approximately 78.0% of PTG's service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The decrease in same-store revenue is due to a $50.6 million, or 9.2%, decrease in customer pay revenue and a $3.9 million, or 16.3%, decrease in body shop revenue, partially offset by a $7.5 million, or 6.8%, increase in warranty revenue. We believe the decrease in same-store service and parts revenue is due to customers delaying maintenance costs due to prolonged lower freight spot rates, coupled with lower service and parts revenue in June and July resulting from the CDK Cybersecurity Incident discussed above.
Gross Profit
Service and parts gross profit decreased from 2023 to 2024 due to a $14.7 million, or 5.1%, decrease in same-store gross profit, partially offset by an $11.5 million increase from net dealership acquisitions. The decrease in same-store gross profit is due to the decrease in same-store revenues, which decreased gross profit by $20.2 million, partially offset by a 0.8% increase in same-store gross margin, which increased gross profit by $5.5 million. The decrease in same-store gross profit is due to a $17.3 million, or 8.6%, decrease in customer pay gross profit and a $2.0 million, or 8.3%, decrease in body shop gross profit, partially offset by a $4.6 million, or 7.6%, increase in warranty gross profit.
Commercial Vehicle Distribution and Other Data
(In millions, except unit amounts)

			2024 vs. 2023
Penske Australia Data	2024	2023	Change	% Change
Commercial vehicle units (wholesale and retail)	966	920	46	5.0%
Power system units	830	926	(96)	(10.4)%
Sales revenue	$553.8	$444.6	$109.2	24.6%
Gross profit	$132.4	$122.7	$9.7	7.9%
Penske Australia primarily distributes and services commercial vehicles, engines, and power systems. This business generated $553.8 million of revenue during the nine months ended September 30, 2024, compared to $444.6 million of revenue in the prior year, an increase of 24.6%. This business also generated $132.4 million of gross profit during the nine months ended September 30, 2024, compared to $122.7 million of gross profit in the prior year, an increase of 7.9%.
Excluding $5.2 million of unfavorable foreign currency fluctuations, revenue increased 25.7% primarily due to an increase in service and parts sales revenue and an increase in higher value power generation units sold. Excluding $1.3 million of unfavorable foreign currency fluctuations, gross profit increased 8.8% primarily due to an increase in higher value power generation units sold and higher margin service and parts sales.

Selling, General, and Administrative Data
(In millions)

			2024 vs. 2023
Selling, General, and Administrative Data	2024	2023	Change	% Change
Personnel expense	$1,579.4	$1,534.2	$45.2	2.9%
Advertising expense	$101.4	$102.7	$(1.3)	(1.3)%
Rent & related expense	$313.7	$290.6	$23.1	7.9%
Other expense	$658.0	$629.0	$29.0	4.6%
Total SG&A expenses	$2,652.5	$2,556.5	$96.0	3.8%
Same-store SG&A expenses	$2,511.8	$2,516.3	$(4.5)	(0.2)%

Personnel expense as % of gross profit	42.1%	41.0%	1.1%	2.7%
Advertising expense as % of gross profit	2.7%	2.7%	—%	—%
Rent & related expense as % of gross profit	8.4%	7.8%	0.6%	7.7%
Other expense as % of gross profit	17.5%	16.8%	0.7%	4.2%
Total SG&A expenses as % of gross profit	70.7%	68.3%	2.4%	3.5%
Same-store SG&A expenses as % of same-store gross profit	70.4%	68.1%	2.3%	3.4%
Selling, general, and administrative expenses ("SG&A") increased from 2023 to 2024 due to a $100.5 million increase from net acquisitions, partially offset by a $4.5 million, or 0.2%, decrease in same-store SG&A. Excluding $15.7 million of unfavorable foreign currency fluctuations, same-store SG&A decreased 0.8%. SG&A as a percentage of gross profit was 70.7%, an increase of 240 basis points compared to 68.3% in the prior year. SG&A expenses as a percentage of total revenue were 11.7% and 11.5% in the nine months ended September 30, 2024 and 2023, respectively. We believe the increase in SG&A as a percentage of gross profit is primarily due to increases in personnel expenses, rent expenses, customer service vehicle loaner expenses, and information technology expenses, relative to gross profit, in part due to inflation.
Depreciation
(In millions)

			2024 vs. 2023
	2024	2023	Change	% Change
Depreciation	$117.0	$103.4	13.6	13.2%
Depreciation increased from 2023 to 2024 due to a $9.9 million, or 9.8%, increase in same-store depreciation due to capital expenditures, coupled with a $3.7 million increase from net dealership acquisitions.
Floor Plan Interest Expense
(In millions)

			2024 vs. 2023
	2024	2023	Change	% Change
Floor plan interest expense	$142.2	$94.2	48.0	51.0%
Floor plan interest expense increased from 2023 to 2024 due to a $40.4 million, or 43.3%, increase in same-store floor plan interest expense, coupled with a $7.6 million increase from net acquisitions. The overall increase is due to increases in average amounts outstanding under floor plan arrangements due to increasing levels of inventory, coupled with increases in applicable rates.

Other Interest Expense
(In millions)

			2024 vs. 2023
	2024	2023	Change	% Change
Other interest expense	$64.1	$69.5	(5.4)	(7.8)%
Other interest expense decreased from 2023 to 2024 due to decreases in average revolver borrowing amounts outstanding under our credit agreements, partially offset by increases in applicable rates.
Equity in Earnings of Affiliates
(In millions)

			2024 vs. 2023
	2024	2023	Change	% Change
Equity in earnings of affiliates	$148.0	$241.6	(93.6)	(38.7)%
Equity in earnings of affiliates decreased from 2023 to 2024 due to a $92.6 million, or 38.9%, decrease in earnings from our investment in PTS, coupled with the decrease in earnings from our other joint ventures. We believe the decrease in our PTS equity earnings is primarily due to lower commercial and consumer rental revenue as a result of the prolonged decline in freight rates, higher interest rates on fixed rate long term debt, higher average debt balances, higher maintenance expenses on full service leasing, and lower gains from the sale of revenue earning vehicles, partially offset by improved operating results in full-service leasing.
Income Taxes
(In millions)

			2024 vs. 2023
	2024	2023	Change	% Change
Income taxes	$238.6	$297.1	(58.5)	(19.7)%
Income taxes decreased from 2023 to 2024 primarily due to a $239.0 million decrease in our pre-tax income compared to the prior year. Our effective tax rate was 25.8% during the nine months ended September 30, 2024, compared to 25.5% during the nine months ended September 30, 2023, primarily due to fluctuations in our geographic pre-tax income mix, coupled with an increase to the U.K. corporate tax rate.
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
We expect that scheduled payments of our debt instruments, including the maturity of our $550 million of 3.50% senior subordinated notes due September 1, 2025, will be funded through cash flows from operations or borrowings under our credit agreements. In the case of payments upon the maturity or termination dates of our debt instruments, we currently expect to be able to refinance such instruments in the normal course of business or otherwise fund them from cash flows from operations or borrowings under our credit agreements. Refer to the disclosures provided in Part I, Item 1, Note 9 of the Notes to our Consolidated Financial Statements set forth below for a detailed description of our long-term debt obligations and scheduled interest payments.
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
As of September 30, 2024, we had $91.9 million of cash available to fund our operations and capital commitments. In addition, we had $1.2 billion, £139.0 million ($185.9 million), CAD $29.0 million ($21.4 million), AU $33.5 million ($23.2 million), and $130.7 million available for borrowing under our U.S. credit agreement, U.K. credit agreement, Canada credit agreement, Australia credit agreement, and the revolving mortgage facility through Toyota Motor Credit Corporation in the U.S., respectively.
Securities Repurchases
From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, through a pre-arranged trading plan, pursuant to the terms of an accelerated share repurchase program, or by other means. We have historically implemented pre-arranged trading plans as part of our securities repurchase programs. These plans authorize share repurchases based on parameters outlined in the specific plan during periods when we otherwise would not trade in our securities, such as the period approaching the end of a quarter through our public announcement of earnings. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit agreement, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as general economic and industry conditions, the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions, dividends, the repayment of our existing indebtedness, and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. As of September 30, 2024, $157.4 million remained outstanding and available for repurchases under our securities repurchase program approved by our Board of Directors. This authority has no expiration. Refer to the disclosures provided in Part I, Item 1, Note 11 of the Notes to our Consolidated Condensed Financial Statements for a summary of shares repurchased during the nine months ended September 30, 2024.

Dividends
We paid the following cash dividends on our common stock in 2023 and 2024:
Per Share Dividends

2023

First Quarter	$0.61
Second Quarter	$0.66
Third Quarter	$0.72
Fourth Quarter	$0.79

2024

First Quarter	$0.87
Second Quarter	$0.96
Third Quarter	$1.07
We also announced a cash dividend of $1.19 per share, payable on December 3, 2024, to stockholders of record on November 15, 2024. While future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors, which may include our expectations regarding the severity and duration of vehicle production issues, the rate of inflation, including its impact on vehicle affordability, earnings, cash flow, capital requirements, restrictions relating to any then-existing indebtedness, financial condition, alternative uses of capital, and other factors, we currently expect to continue to pay comparable dividends in the future.
Vehicle Financing
Refer to the disclosures provided in Part I, Item I, Note 7 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of financing for the vehicles we purchase, including discussion of our floor plan and other revolving arrangements.
Long-Term Debt Obligations
As of September 30, 2024, we had the following long-term debt obligations outstanding:

(In millions)	September 30, 2024
U.S. credit agreement — revolving credit line	$—
U.K. credit agreement — revolving credit line	81.6
3.50% senior subordinated notes due 2025	548.8
3.75% senior subordinated notes due 2029	496.4
Canada credit agreement	89.5
Australia credit agreement	46.0
Mortgage facilities	570.4
Other	45.3
Total long-term debt	$1,878.0
As of September 30, 2024, we were in compliance with all financial covenants under our credit agreements, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 9 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of our long-term debt obligations.

Short-Term Borrowings
As of September 30, 2024, we had six principal sources of short-term borrowings: the revolving portion of the U.S. credit agreement, the revolving portion of the U.K. credit agreement, our Canada credit agreement, our Australia credit agreement, the revolving mortgage facility through Toyota Motor Credit Corporation, and the floor plan agreements that we utilize to finance our vehicle inventories. We are also able to access availability under the floor plan agreements to fund our cash needs.
During the nine months ended September 30, 2024, outstanding revolving commitments varied between $0.0 million and $249.0 million under the U.S. credit agreement, between £0.0 million and £150.0 million ($0.0 million and $200.6 million) under the U.K. credit agreement's revolving credit line, between CAD $105.0 million and CAD $121.0 million ($77.6 million and $89.5 million) under the Canada credit agreement, between AU $0.0 million and AU $100.0 million ($0.0 million and $69.1 million) under the Australia credit agreement, and between $0.0 million and $253.0 million under the revolving mortgage facility through Toyota Motor Credit Corporation in the U.S. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories.
PTS Dividends
We hold a 28.9% ownership interest in PTS as noted above. Their partnership agreement requires PTS, subject to applicable law and the terms of its credit agreements, to make quarterly distributions to the partners with respect to each fiscal year by no later than 45 days after the end of each of the first three quarters of the year and by April 15 of the following year. PTS' partnership agreement and certain of its debt agreements allow partner distributions only as long as it is not in default under those agreements and the amount it pays does not exceed 50% of its consolidated net income, unless its debt-to-equity ratio is less than 3.0 to 1.0, in which case its distributions may not exceed 80% of its consolidated net income. We receive pro rata cash distributions relating to this investment, typically in April, May, August, and November of each year. During the nine months ended September 30, 2024, and 2023, we received $68.3 million and $126.8 million, respectively, of pro rata cash distributions relating to this investment. We currently expect to continue to receive future distributions from PTS quarterly, subject to its financial performance.
Sale/Leaseback Arrangements
We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property and/or leasehold improvements to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period.
Operating Leases
We estimate the total rent obligations under our operating leases, including any extension periods that we are reasonably certain to exercise at our discretion and assuming constant consumer price indices, to be $5.4 billion. As of September 30, 2024, we were in compliance with all financial covenants under these leases consisting principally of leases for dealership and other properties, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 3 and Note 10 of the Notes to our Consolidated Condensed Financial Statements for a description of our operating leases.
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
Condensed income statement information:

	PAG and Guarantor Subsidiaries
	Nine Months Ended September 30, 2024	Twelve Months Ended December 31, 2023
Revenues	$12,482.8	$16,439.2
Gross profit	2,191.4	2,948.4
Equity in earnings of affiliates	145.7	289.5
Net income	503.5	835.5
Net income attributable to Penske Automotive Group	503.5	835.5
Condensed balance sheet information:

	PAG and Guarantor Subsidiaries
	September 30, 2024	December 31, 2023
Current assets (1)	$3,328.4	$3,066.2
Property and equipment, net	1,582.0	1,447.6
Equity method investments	1,799.6	1,727.7
Other noncurrent assets	3,875.4	3,693.2
Current liabilities	3,322.4	2,546.6
Noncurrent liabilities	3,567.3	3,946.7
__________
(1)Includes $537.0 million and $535.1 million as of September 30, 2024, and December 31, 2023, respectively, due from Non-Guarantor subsidiaries.
During the nine months ended September 30, 2024, PAG received $31.6 million from Non-Guarantor subsidiaries. During the twelve months ended December 31, 2023, PAG received $142.9 million from Non-Guarantor subsidiaries.
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities. The major components of these changes are discussed below.

	Nine Months Ended September 30,
(In millions)	2024	2023
Net cash provided by operating activities	$962.1	$1,022.2
Net cash used in investing activities	(883.5)	(461.7)
Net cash used in financing activities	(83.7)	(560.9)
Effect of exchange rate changes on cash and cash equivalents	0.6	(1.7)
Net change in cash and cash equivalents	$(4.5)	$(2.1)
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

	Nine Months Ended September 30,
(In millions)	2024	2023
Net cash provided by operating activities as reported	$962.1	$1,022.2
Floor plan notes payable — non-trade as reported	(38.2)	(142.4)
Net cash provided by operating activities including all floor plan notes payable	$923.9	$879.8
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of cash used for capital expenditures and cash used for net expenditures for acquisitions and other investments. Capital expenditures were $282.6 million and $272.1 million during the nine months ended September 30, 2024 and 2023, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our capital expenditures with operating cash flows or borrowings under our credit agreements. Proceeds from the sale of dealerships were $28.2 million during the nine months ended September 30, 2024, compared to no proceeds during the nine months ended September 30, 2023. Proceeds from the sale of property and equipment were $19.2 million and $30.7 million during the nine months ended September 30, 2024 and 2023, respectively. Cash used in acquisitions and other investments, net of cash acquired, was $637.4 million and $211.3 million during the nine months ended September 30, 2024 and 2023, respectively, and included cash used to repay sellers' floor plan liabilities in such business acquisitions of $179.9 million and $24.3 million.
Cash Flows from Financing Activities
Cash flows from financing activities include net borrowings of debt, net repayments of floor plan notes payable non-trade, repurchases of common stock, dividends, and payments for debt issuance costs.
We had net borrowings of debt of $234.8 million and $83.9 million during the nine months ended September 30, 2024 and 2023, respectively. We had net repayments of floor plan notes payable non-trade of $38.2 million and $142.4 million during the nine months ended September 30, 2024 and 2023, respectively. We repurchased 0.4 million and 2.5 million shares of common stock under our securities repurchase program for $58.1 million and $341.2 million during the nine months ended September 30, 2024 and 2023, respectively. We acquired 0.12 million and 0.17 million shares from employees in connection with a net share settlement feature of employee equity awards for $18.4 million and $23.4 million during the nine months ended September 30, 2024 and 2023, respectively. We also paid cash dividends to our stockholders of $194.7 million and $135.8 million during the nine months ended September 30, 2024 and 2023, respectively. We made payments for debt issuance costs of $1.0 million and $2.0 million during the nine months ended September 30, 2024, and 2023, respectively.
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
Joint Venture Relationships
From time to time, we enter into joint venture relationships in the ordinary course of business, pursuant to which we own and operate automotive dealerships together with other investors. We may also provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of September 30, 2024, our automotive joint venture relationships were as follows:

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
In September 2024, we purchased the remaining 33.33% interest in our joint venture in Kerpen, Germany. Additionally, in October 2024, we purchased an additional 10.9% interest in our joint venture in Northern Italy resulting in our owning 95% of this joint venture.
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
Inflation
Many of the markets in which we operate have recently experienced higher rates of inflation when compared to historical norms. Inflation affects the price of vehicles, the price of parts, the rate of pay of our employees, consumer credit availability, and consumer demand. During 2022, used vehicle prices in particular experienced periods of significant inflation, and higher rates of inflation may adversely affect consumer demand and increase our costs, which may materially and adversely affect us.
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
Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2024, and June 30, 2024, and Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, and our other periodic reports filed with the Securities and Exchange Commission. Important factors that could also cause actual results to differ materially from our expectations include the following:
•our business and the automotive retail and commercial vehicles industries in general are susceptible to adverse economic and geo-political conditions, including changes in interest rates, foreign currency exchange rates, customer demand, customer confidence, the rate of inflation, including its impact on vehicle affordability, fuel and utility prices, unemployment rates and credit availability;
•we depend on the success, popularity and availability of the brands we sell, and adverse conditions affecting one or more of these vehicle manufacturers, including the adverse impact on the vehicle and parts supply chain due to natural disasters, the shortage of vehicle components, international conflicts, challenges in sourcing labor, labor strikes, or work stoppages, or other disruptions that interrupt the supply of vehicles and parts to us may negatively impact our revenues and profitability;
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
•with respect to PTS, changes in the financial health of its customers, compliance costs, labor strikes or work stoppages with respect to its employees, a reduction in PTS' asset utilization rates, continued availability from truck manufacturers and suppliers of vehicles and parts for its fleet, including the effect of various government mandates concerning the electrification of its vehicle fleet, potential decreases in the resale value of used vehicles which may affect PTS' ability to sell its used vehicles after the expiration of its customers' leases or at the end of its holding period for rental vehicles, which may affect PTS' profitability, compliance costs in regard to its trucking fleet and truck drivers, its ability to retain qualified drivers and technicians, risks associated with its participation in multi-employer pension plans, conditions in the capital markets to assure PTS' continued availability of capital to purchase trucks, the effect of changes in lease accounting rules on PTS customers'

purchase/lease decisions, industry competition, new or enhanced regulatory requirements, emissions standards, vehicle mandates, changes in consumer sentiment regarding the transportation industry, and vulnerabilities with respect to its centralized information systems, each of which could impact equity earnings and distributions to us;
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
•we are dependent on continued security and availability of our information technology systems and those of certain third-party providers to avoid significant business interruptions, which systems are increasingly threatened by ransomware and other cyber-attacks, such as the CDK Cybersecurity Incident discussed above;
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
•we could be subject to legal and administrative proceedings which, if the outcomes are adverse to us, could have a material adverse effect on our business, including the result of the U.K. Financial Conduct Authority’s investigation of discretionary commission arrangements and potential remediation measures amid concerns these arrangements were unfair to customers as well as the resulting impact of a recent U.K. court judgment requiring the lenders in that case to repay the customers in that case the commissions paid to the dealers for their vehicle finance agreements discussed more fully in Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q;
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
We urge you to carefully consider these risk factors and further information identified in our Annual Report on Form 10-K for the year ended December 31, 2023, Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2024, and June 30, 2024, and Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, and our other periodic reports filed with the Securities and Exchange Commission in evaluating all forward-looking statements regarding our business. Readers of this report are cautioned not to place undue reliance on the forward-looking statements contained in this report. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Except to the extent required by the federal securities laws and the Securities and Exchange Commission's rules and regulations, we have no intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events, or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at variable rates based on a margin over the prime rate, SOFR, SONIA, the Bank of England Base Rate, the Canadian Prime Rate, the Tokyo Interbank Offered Rate, or the Australian Bank Bill Swap Rate. Based on an average of the aggregate amounts outstanding under these facilities during the nine months ended September 30, 2024, a 100-basis-point change in interest rates would result in an approximate $4.0 million change to our annual other interest expense.
Similarly, amounts outstanding under floor plan financing arrangements bear interest at a variable rate based on a margin over the prime rate, SOFR, SONIA, the Bank of England Base Rate, the Finance House Base Rate, the Euro Interbank Offered Rate, the Canadian Prime Rate, the Australian Bank Bill Swap Rate, or the New Zealand Bank Bill Benchmark Rate. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the nine months ended September 30, 2024, a 100-basis-point change in interest rates would result in an approximate $38.2 million change to our annual floor plan interest expense.
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
Foreign Currency Exchange Rates. As of September 30, 2024, we had consolidated operations in the U.K., Germany, Italy, Japan, Canada, Australia, and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $974.4 million change to our revenues for the nine months ended September 30, 2024.

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
Item 1A. Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, and Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2024 and June 30, 2024, along with our other periodic reports filed with the Securities and Exchange Commission, which could materially affect our business, financial condition, or future results. The following disclosure further updates the risk factors included in our 2023 Annual Report on Form 10-K:
Legal and Compliance Risks
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
Our financing activities with customers are subject to truth-in-lending, consumer leasing, equal credit opportunity, and similar regulations as well as motor vehicle finance laws, installment finance laws, insurance laws, usury laws, and other installment sales laws. In the U.K., the Financial Conduct Authority (the "FCA") regulates financial services firms and financial markets, including our activities in acting as broker for the financing of vehicle sales. The FCA has announced that it will investigate the historic use of discretionary commission arrangements ("DCAs") amid concerns that this practice may have been unfair to customers. The purpose of the investigation is to consider whether the historic use of DCAs caused customers to pay too much for their car loans and, if so, to consider potential remediation measures. The investigation is being undertaken after the Financial Ombudsman Service (a public body, which resolves financial complaints) determined that DCAs, in two separate cases which do not involve us, had caused financial losses to customers. We await the outcome of the FCA’s investigation which is expected in May of 2025. Any regulatory or judicial outcome that ultimately results in the refund of historical commissions paid to us or that reduces the commissions paid to us could materially and adversely affect us.
On October 25, 2024, the U.K. Court of Appeal (the second highest court in the U.K.) issued a judgment in the case Johnson v Firstrand Bank Ltd, Wrench v Firstrand Bank Ltd and Hopcraft v Close Brothers Ltd, which required those lenders to repay those customers the commissions paid to the dealers for their vehicle finance agreements, determining that, in those cases, there was a duty to the customers to disclose the amount of the commissions paid to those dealers. We believe this Judgment is contrary to existing guidance issued by the FCA and is expected to be appealed by those lenders. However, while this appeal process is pending (which is expected to take months), our U.K. consumer lending partners have begun to require changes in the process of financing the purchase of vehicles to our customers. Moreover the FCA has issued a statement that they are evaluating this new Judgment which may alter or accelerate the FCA’s investigation noted above.

In response to this Judgment, some of our lending partners have paused the issuance of new consumer financing as they evaluate this Judgment. Some of our lending partners are now requiring that we disclose the amount of any commissions we receive in connection with consumer financing, and we expect all of our lenders to make similar changes. Other lenders are now requiring that we receive only fixed commissions from our customers which commissions also are to be disclosed to the customers. We expect all of our U.K. lenders to implement additional disclosure forms for our customers pending further guidance. While this decision is appealed and pending further regulatory guidance, we may see pressure on the penetration and margins associated with our consumer financing in the U.K., although the effect of this new Judgment is uncertain. Moreover, while the focus of the FCA’s potential redress to customers, and the Judgment above, has been on the lenders and not dealers, we may experience claims for repayment of historical commissions we have received from customers, which amounts could materially and adversely affect us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2024, we made no repurchases of our common stock under our securities repurchase program approved by our Board of Directors. As of September 30, 2024, $157.4 million remained outstanding and available for repurchases under this program. During the three months ended September 30, 2024, we acquired 476 shares of our common stock for $0.1 million, or an average of $167.14 per share, from employees in connection with a net share settlement feature of employee equity awards.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
July 1 to July 31, 2024	—	$—	—	$157.4
August 1 to August 31, 2024	301	$170.10	—	$157.4
September 1 to September 30, 2024	175	$162.04	—	$157.4
	476		—

(1) These amounts represent shares acquired from employees in connection with a net share settlement feature of employee equity awards
Item 5. Other Information
During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger Penske
Roger Penske
Date: October 30, 2024		Chief Executive Officer

	By:	/s/ Michelle Hulgrave
Michelle Hulgrave
Date: October 30, 2024		Chief Financial Officer