Form 10-Q
period 2025-03-31
PENSKE AUTOMOTIVE GROUP, INC.
filed 2025-05-01
CIK 1019849

4

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 25, 2025, there were 66,168,443 shares of voting common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
	(In millions, except share and per share amounts)
ASSETS
Cash and cash equivalents	$118.4	$72.4
Accounts receivable, net of allowance for doubtful accounts of $6.9 and $6.3	1,201.6	1,002.1
Inventories	4,500.3	4,640.2
Other current assets	233.3	213.1
Total current assets	6,053.6	5,927.8
Property and equipment, net	3,075.9	3,006.2
Operating lease right-of-use assets	2,443.3	2,467.2
Goodwill	2,383.3	2,371.3
Other indefinite-lived intangible assets	1,006.3	1,011.6
Equity method investments	1,857.3	1,827.0
Other long-term assets	112.2	109.8
Total assets	$16,931.9	$16,720.9
LIABILITIES AND EQUITY
Floor plan notes payable	$2,481.6	$2,535.8
Floor plan notes payable — non-trade	1,482.3	1,488.2
Accounts payable	976.1	851.7
Accrued expenses and other current liabilities	983.6	889.0
Current portion of long-term debt	778.5	721.2
Total current liabilities	6,702.1	6,485.9
Long-term debt	993.0	1,130.8
Long-term operating lease liabilities	2,363.7	2,392.6
Deferred tax liabilities	1,212.8	1,231.0
Other long-term liabilities	247.6	253.3
Total liabilities	11,519.2	11,493.6
Commitments and contingent liabilities (Note 10)
Equity
Penske Automotive Group stockholders' equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 66,664,013 shares issued and outstanding at March 31, 2025; 66,774,651 shares issued and outstanding at December 31, 2024	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	—	9.1
Retained earnings	5,704.3	5,565.2
Accumulated other comprehensive loss	(309.6)	(364.5)
Total Penske Automotive Group stockholders' equity	5,394.7	5,209.8
Non-controlling interest	18.0	17.5
Total equity	5,412.7	5,227.3
Total liabilities and equity	$16,931.9	$16,720.9
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
	(In millions, except per share amounts)
Revenue:
Retail automotive dealership	$6,569.3	$6,478.0
Retail commercial truck dealership	823.7	791.8
Commercial vehicle distribution and other	211.5	178.0
Total revenues	7,604.5	7,447.8
Cost of sales:
Retail automotive dealership	5,485.5	5,420.8
Retail commercial truck dealership	682.7	647.0
Commercial vehicle distribution and other	167.3	134.8
Total cost of sales	6,335.5	6,202.6
Gross profit	1,269.0	1,245.2
Selling, general, and administrative expenses	913.6	879.8
Depreciation	39.9	37.8
Operating income	315.5	327.6
Floor plan interest expense	(41.5)	(44.8)
Other interest expense	(22.5)	(21.3)
Gain on sale of dealership	52.3	—
Equity in earnings of affiliates	33.3	33.3
Income before income taxes	337.1	294.8
Income taxes	(92.1)	(78.6)
Net income	245.0	216.2
Less: Income attributable to non-controlling interests	0.7	1.0
Net income attributable to Penske Automotive Group common stockholders	$244.3	$215.2
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Net income attributable to Penske Automotive Group common stockholders	$3.66	$3.21
Shares used in determining basic earnings per share	66.8	67.1
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Net income attributable to Penske Automotive Group common stockholders	$3.66	$3.21
Shares used in determining diluted earnings per share	66.8	67.1
Amounts attributable to Penske Automotive Group common stockholders:
Net income	$245.0	$216.2
Less: Income attributable to non-controlling interests	0.7	1.0
Net income attributable to Penske Automotive Group common stockholders	$244.3	$215.2
Cash dividends per share	$1.22	$0.87
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
	(In millions)
Net income	$245.0	$216.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	55.3	(36.6)
Other adjustments to comprehensive income, net of tax	(0.3)	3.6
Other comprehensive income (loss), net of tax:	55.0	(33.0)
Comprehensive income	300.0	183.2
Less: Comprehensive income attributable to non-controlling interests	0.8	1.2
Comprehensive income attributable to Penske Automotive Group common stockholders	$299.2	$182.0
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
	(In millions)
Operating Activities:
Net income	$245.0	$216.2
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	39.9	37.8
Earnings of equity method investments	(33.3)	(33.3)
Deferred income taxes	(23.2)	14.6
Stock-based compensation	8.0	7.5
Gain on sale of dealership	(52.3)	—
Changes in operating assets and liabilities:
Accounts receivable	(188.9)	75.9
Inventories	191.7	(77.2)
Other current assets	(16.1)	(33.8)
Floor plan notes payable	(73.0)	134.8
Accounts payable and accrued expenses	187.4	130.5
Other	(2.5)	(17.0)
Net cash provided by operating activities	282.7	456.0
Investing Activities:
Purchases of property, equipment, and improvements	(76.6)	(102.5)
Proceeds from sale of dealerships	77.8	—
Proceeds from sale of property and equipment	4.0	—
Acquisitions net, including repayment of sellers' floor plan notes payable of $0.0 and $83.1, respectively	—	(243.6)
Other	(1.7)	(6.3)
Net cash provided by (used in) investing activities	3.5	(352.4)
Financing Activities:
Proceeds from borrowings under revolving U.S. credit agreement and mortgage facilities	1,098.6	668.7
Repayments under revolving U.S. credit agreement and mortgage facilities	(1,143.1)	(700.2)
Net cash (repayments) borrowings of other debt	(47.5)	80.2
Net repayments of floor plan notes payable — non-trade	(27.6)	(30.7)
Repurchases of common stock	(39.9)	(32.9)
Payments of tax withholding for stock-based compensation	(0.1)	—
Dividends	(81.8)	(58.6)
Payment of debt issuance costs	(0.3)	(0.5)
Other	—	(8.1)
Net cash used in financing activities	(241.7)	(82.1)
Effect of exchange rate changes on cash and cash equivalents	1.5	(1.0)
Net change in cash and cash equivalents	46.0	20.5
Cash and cash equivalents, beginning of period	72.4	96.4
Cash and cash equivalents, end of period	$118.4	$116.9
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$69.2	$68.6
Income taxes	23.5	22.5
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	Three Months Ended March 31, 2025
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2024	66,774,651	$—	$9.1	$5,565.2	$(364.5)	$5,209.8	$17.5	$5,227.3
Equity compensation	144,590	—	8.0	—	—	8.0	—	8.0
Repurchases of common stock	(255,228)	—	(17.1)	(23.4)	—	(40.5)	—	(40.5)
Dividends	—	—	—	(81.8)	—	(81.8)	—	(81.8)
Distributions to non-controlling interest	—	—	—	—	—	—	(0.3)	(0.3)
Foreign currency translation	—	—	—	—	55.2	55.2	0.1	55.3
Other	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Net income	—	—	—	244.3	—	244.3	0.7	245.0
Balance, March 31, 2025	66,664,013	$—	$—	$5,704.3	$(309.6)	$5,394.7	$18.0	$5,412.7

	Three Months Ended March 31, 2024
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2023	67,111,181	$—	$—	$4,990.3	$(264.1)	$4,726.2	$29.4	$4,755.6
Equity compensation	159,507	—	7.5	—	—	7.5	—	7.5
Repurchases of common stock	(221,329)	—	(7.5)	(25.7)	—	(33.2)	—	(33.2)
Dividends	—	—	—	(58.6)	—	(58.6)	—	(58.6)
Distributions to non-controlling interest	—	—	—	—	—	—	(0.3)	(0.3)
Foreign currency translation	—	—	—	—	(36.8)	(36.8)	0.2	(36.6)
Other	—	—	—	(8.1)	3.6	(4.5)	—	(4.5)
Net income	—	—	—	215.2	—	215.2	1.0	216.2
Balance, March 31, 2024	67,049,359	$—	$—	$5,113.1	$(297.3)	$4,815.8	$30.3	$4,846.1
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
Retail Automotive. As of March 31, 2025, we operated 352 retail automotive franchised dealerships, of which 147 are located in the U.S. and 205 are located outside of the U.S., principally in the U.K. As of March 31, 2025, we also operated 16 used vehicle dealerships, with six dealerships in the U.S. operating under the brand name CarShop, nine dealerships in the U.K. operating under the brand name Sytner Select, and one dealership in Australia operating under the brand name Penske Select. During the three months ended March 31, 2025, we sold one retail automotive franchise in the U.S.
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
Retail Commercial Truck Dealership. We operate Premier Truck Group ("PTG"), a heavy- and medium-duty truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations across 10 U.S. states and the Canadian provinces of Ontario and Manitoba. As of March 31, 2025, PTG operated 45 locations selling new and/or used trucks, performing service and parts operations, or offering collision repair services.
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

Basis of Presentation
The accompanying unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 is unaudited but includes all adjustments which our management believes to be necessary for the fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2024, which are included as part of our Annual Report on Form 10-K.
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

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.50% senior subordinated notes due 2025	549.5	545.5	549.1	$543.0
3.75% senior subordinated notes due 2029	496.8	456.6	496.6	451.8
Mortgage facilities (1)	428.4	407.9	474.8	450.6
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
Recent Accounting Pronouncements
Segment Reporting
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." This ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss and also requires that public entities provide all annual disclosures about a reportable segment’s profit or loss and assets in interim periods. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption was permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We adopted this ASU on the effective date for our first annual period beginning on January 1, 2024. In response to this ASU, we revised our presentation of our “Segment Information” footnote. The adoption of this accounting standard update has not had a material impact on our consolidated financial statements and disclosures.
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
In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $50.5 million and $48.2 million as of March 31, 2025, and December 31, 2024, respectively.
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
Retail Automotive Dealership
The following tables disaggregate our retail automotive segment revenue by product type and geographic location for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
Retail Automotive Dealership Revenue	2025	2024
New vehicle	$3,022.1	$2,802.6
Used vehicle	2,200.5	2,336.2
Finance and insurance, net	198.2	206.0
Service and parts	789.4	746.1
Fleet and wholesale	359.1	387.1
Total retail automotive dealership revenue	$6,569.3	$6,478.0

	Three Months Ended March 31,
Retail Automotive Dealership Revenue	2025	2024
U.S.	$3,691.0	$3,415.0
U.K.	2,323.2	2,546.5
Germany, Italy, Japan, and Australia	555.1	516.5
Total retail automotive dealership revenue	$6,569.3	$6,478.0

Retail Commercial Truck Dealership
The following table disaggregates our retail commercial truck segment revenue by product type for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
Retail Commercial Truck Dealership Revenue	2025	2024
New truck	$527.2	$494.2
Used truck	63.8	62.4
Finance and insurance, net	4.5	5.3
Service and parts	222.0	223.6
Other	6.2	6.3
Total retail commercial truck dealership revenue	$823.7	$791.8
Commercial Vehicle Distribution and Other
Our other reportable segment relates to our Penske Australia business. Commercial vehicle distribution and other revenue was $211.5 million, including $62.9 million of service and parts revenue, during the three months ended March 31, 2025, and $178.0 million, including $67.0 million of service and parts revenue, during the three months ended March 31, 2024.
Contract Balances
The following table summarizes our accounts receivable and unearned revenues as of March 31, 2025, and December 31, 2024:

	March 31, 2025	December 31, 2024
Accounts receivable
Contracts in transit	$343.3	$281.7
Vehicle receivables	205.9	136.3
Manufacturer receivables	244.5	233.3
Trade receivables	385.1	326.9

Accrued expenses
Unearned revenues	$290.1	$266.8
Contracts in transit represent receivables from unaffiliated finance companies relating to the sale of customers' installment sales and lease contracts arising in connection with the sale of a vehicle by us. Vehicle receivables represent receivables for any portion of the vehicle sales price not paid by the finance company. Manufacturer receivables represent amounts due from manufacturers, including incentives, holdbacks, rebates, warranty claims, and other receivables due from the factory. Trade receivables represent receivables due from customers, including amounts due for parts and service sales as well as receivables due from finance companies and others for the commissions earned on financing, as well as commissions earned on insurance and extended service products provided by third parties. We evaluate collectability of receivables and estimate an allowance for doubtful accounts based on the age of the receivable, contractual life, historical collection experience, current conditions, and forecasts of future economic conditions, which is recorded within "Accounts receivable" on our consolidated balance sheets with our receivables presented net of the allowance.
Unearned revenues primarily relate to payments received from customers prior to satisfaction of our performance obligations, such as refundable customer deposits, non-refundable customer deposits, and deferred revenues from operating leases. These amounts are presented within "Accrued expenses and other current liabilities" on our consolidated balance sheets. Of the amounts recorded as unearned revenues as of December 31, 2024, $121.7 million was recognized as revenue during the three months ended March 31, 2025.

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
We estimate the total undiscounted rent obligations under these leases, including any extension periods that we are reasonably certain to exercise, to be $5.3 billion as of March 31, 2025. Some of our lease arrangements include rental payments that are adjusted based on an index or rate, such as the Consumer Price Index (CPI). As the rate implicit in the lease is generally not readily determinable for our operating leases, the discount rates used to determine the present value of our lease liability are based on our incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. Our incremental borrowing rate for a lease is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
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
In connection with the sale, relocation, and closure of certain of our dealerships, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties for the three months ended March 31, 2025 and 2024 was $4.4 million and $3.9 million, respectively. We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period. We do not have any material leases that have not yet commenced as of March 31, 2025.

The following table summarizes our net operating lease cost during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Lease Cost
Operating lease cost (1)	$69.0	$67.3
Sublease income	(4.4)	(3.9)
Total lease cost	$64.6	$63.4
_________________
(1)Includes short-term leases and variable lease costs, which are immaterial.
The following table summarizes supplemental cash flow information related to our operating leases:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$69.9	$66.5
Right-of-use assets modified or obtained in exchange for operating lease liabilities, net	$(28.5)	$102.1
Supplemental balance sheet information related to the weighted average remaining lease term and discount rate of our leases is as follows:

	March 31, 2025	December 31, 2024
Lease Term and Discount Rate
Weighted-average remaining lease term - operating leases	23 years	24 years
Weighted-average discount rate - operating leases	6.7%	6.7%
The following table summarizes the maturity of our lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on our consolidated condensed balance sheet as of March 31, 2025:

Maturity of Lease Liabilities	March 31, 2025
2025 (1)	$196.1
2026	254.2
2027	243.2
2028	239.2
2029	231.4
2030	227.8
2031 and thereafter	3,884.1
Total future minimum lease payments	$5,276.0
Less: Imputed interest	(2,814.2)
Present value of future minimum lease payments	$2,461.8

Current operating lease liabilities (2)	$98.1
Long-term operating lease liabilities	2,363.7
Total operating lease liabilities	$2,461.8
____________________
(1)Excludes the three months ended March 31, 2025.
(2)Included within "Accrued expenses and other current liabilities" on Consolidated Condensed Balance Sheet as of March 31, 2025.

4. Inventories
Inventories consisted of the following:

	March 31, 2025	December 31, 2024
Retail automotive dealership new vehicles	$2,076.8	$2,345.7
Retail automotive dealership used vehicles	1,144.1	1,119.2
Retail automotive parts, accessories, and other	172.8	167.8
Retail commercial truck dealership vehicles and parts	601.8	518.4
Commercial vehicle distribution vehicles, parts, and engines	504.8	489.1
Total inventories	$4,500.3	$4,640.2
We receive credits from certain vehicle manufacturers that reduce the cost of sales when the vehicles are sold. Such credits amounted to $16.7 million and $14.4 million during the three months ended March 31, 2025 and 2024, respectively.
5. Business Combinations
During the three months ended March 31, 2025, we made no acquisitions. During the three months ended March 31, 2024, we acquired 16 retail automotive franchises in the U.K. and acquired two retail automotive franchises in Italy. Our financial statements include the results of operations of the acquired entities from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements and may be subject to adjustment pending completion of final valuation. The following table summarizes the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the three months ended March 31, 2024:

Three Months Ended March 31,
2024
Accounts receivable	$33.6
Inventories	90.3
Other current assets	—
Property and equipment	14.9
Indefinite-lived intangibles	185.8
Other noncurrent assets	—
Current liabilities	(55.1)
Noncurrent liabilities	(25.9)
Total cash used in acquisitions	$243.6
Our following unaudited consolidated pro forma results of operations for the three months ended March 31, 2024 give effect to acquisitions consummated during 2024 as if they had occurred on January 1, 2024. This pro forma information is based on historical results of operations, adjusted for the income statement effects of incremental interest expense directly resulting from the acquisitions and the related tax effects. The pro forma information is not necessarily indicative of the results that would have been achieved had the transactions occurred on the first day of each of the periods presented or that may be achieved in the future:

Three Months Ended March 31,
2024
Revenues	$7,742.4
Net income attributable to Penske Automotive Group common stockholders	220.2
Net income per diluted common share	$3.28

6. Intangible Assets
The following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the three months ended March 31, 2025:

	Goodwill	Other Indefinite- Lived Intangible Assets
Balance, January 1, 2025	$2,371.3	$1,011.6
Additions	—	—
Disposals	(7.7)	(9.9)
Impairment	—	(3.4)
Foreign currency translation	19.7	8.0
Balance, March 31, 2025	$2,383.3	$1,006.3
As of March 31, 2025, the goodwill balance for reporting units within our Retail Automotive, Retail Commercial Truck, and Other reportable segments was $1,815.2 million, $497.5 million, and $70.6 million, respectively. There is no goodwill recorded in our Non-Automotive Investments reportable segment.
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
The weighted average interest rate on floor plan borrowings was 4.3% and 4.9% for the three months ended March 31, 2025 and 2024, respectively. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle and all floor plan notes payable relating to pre-owned vehicles as "Floor plan notes payable — non-trade" on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.
8. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average shares of voting common stock outstanding, including unvested restricted stock awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average shares of voting common stock outstanding, adjusted for the dilutive impact of unissued shares paid to directors during the year as compensation. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024 follows:

	Three Months Ended March 31,
	2025	2024
Weighted average number of common shares outstanding	66,772,412	67,061,968
Effect of non-participatory equity compensation	17,364	15,433
Weighted average number of common shares outstanding, including effect of dilutive securities	66,789,776	67,077,401
9. Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2025	December 31, 2024
U.S. credit agreement — revolving credit line	$—	$—
U.K. credit agreement — revolving credit line	82.7	171.4
3.50% senior subordinated notes due 2025	549.5	549.1
3.75% senior subordinated notes due 2029	496.8	496.6
Mortgage facilities	428.4	474.8
Other debt	214.1	160.1
Total long-term debt	1,771.5	1,852.0
Less: current portion	(778.5)	(721.2)
Net long-term debt	$993.0	$1,130.8
U.S. Credit Agreement
On April 29, 2025, we entered into the Twelfth Amendment (the "Amendment") to our U.S. credit agreement with Mercedes-Benz Financial Services USA LLC, Toyota Motor Credit Corporation, and Daimler Truck Financial Services USA LLC (as amended, the “U.S. credit agreement”) principally to lower the applicable interest rate on revolving loans exceeding a defined borrowing base. As amended, the U.S. credit agreement provides for up to $1.5 billion in revolving loans for working capital, acquisitions, capital expenditures, investments, and other general corporate purposes and provides up to an additional $75 million of letters of credit. The U.S. credit agreement provides for a maximum of $400 million of borrowings for foreign acquisitions and expires on September 30, 2027.
The interest rate on outstanding borrowings is based on an adjusted Secured Overnight Financing Rate ("SOFR") plus 1.50%, with uncollateralized borrowings in excess of a defined borrowing base bearing interest at adjusted SOFR plus a margin ranging from 1.50% to 2.00%, based on a ratio of consolidated non-vehicle debt to adjusted earnings before interest, taxes, depreciation, and amortization. The previous interest rate for uncollateralized borrowings in excess of the defined borrowing base was adjusted SOFR plus 2.00%.
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
The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations, and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of March 31, 2025, we had no revolver borrowings under the U.S. credit agreement.

U.K. Credit Agreement
Our U.K. credit agreement with National Westminster Bank Plc and BMW Financial Services (GB) Limited provides up to a £200.0 million revolving line of credit to be used for working capital, acquisitions, capital expenditures, investments, and general corporate purposes. The revolving loans bear interest between defined Sterling Overnight Index Average (“SONIA”) plus 1.10% and defined SONIA plus 2.10%. In addition, the U.K. credit agreement includes a £100.0 million “accordion” feature which allows the U.K. subsidiaries to request up to an additional £100.0 million of facility capacity, subject to certain limitations. The lenders may agree to provide additional capacity, and, if not, the U.K. subsidiaries may add an additional lender, if available, to the facility to provide such additional capacity. Our U.K. credit agreement expires in January 2028. As of March 31, 2025, we had £64.0 million ($82.7 million) revolver borrowings under the U.K. credit agreement.
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
Mortgage Facilities
We are party to mortgages that bear interest at defined rates and require monthly principal and interest payments. We also have a revolving mortgage facility with Toyota Motor Credit Corporation in the U.S. Our maximum borrowing capacity under the mortgage facility is $500.0 million, contingent on property values. Our actual borrowing capacity as of March 31, 2025, was $360.9 million. The facility bears interest at the prime rate minus 1.68% and expires in December 2028. As of March 31, 2025, we had $90.0 million outstanding borrowings under this mortgage facility. Our mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain dealerships operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of March 31, 2025, we owed $428.4 million of principal under all of our mortgage facilities.

Other Debt
Our other debt consists primarily of various credit agreements and working capital loans in connection with local operations outside of the U.S. and the U.K.
10. Commitments and Contingent Liabilities
We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of March 31, 2025, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
We have $13.0 million of letters of credit outstanding and $23.2 million of bank guarantees as of March 31, 2025, and have posted $25.0 million of surety bonds in the ordinary course of business.
11. Equity
A summary of shares repurchased under our securities repurchase program, and shares acquired, is as follows:

	Three Months Ended March 31,
	2025	2024
Shares repurchased (1)	254,406	221,329
Aggregate purchase price	$39.9	$32.9
Average purchase price per share	$156.93	$148.72

Shares acquired (2)	822	—
Aggregate purchase price	$0.1	$—
Average purchase price per share	$160.88	$—
________________________
(1)Shares were repurchased under our securities repurchase program. We had $117.0 million in repurchase authorization remaining under the repurchase program as of March 31, 2025.
(2)Shares were acquired from employees in connection with a net share settlement feature of employee equity awards.
12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component during the three months ended March 31, 2025 and 2024, respectively, attributable to Penske Automotive Group common stockholders follows:

Three Months Ended March 31, 2025

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$(354.0)	$(10.5)	$(364.5)
Other comprehensive income (loss), net of tax	55.2	(0.3)	54.9
Balance at March 31, 2025	$(298.8)	$(10.8)	$(309.6)
Three Months Ended March 31, 2024

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$(262.6)	$(1.5)	$(264.1)
Other comprehensive income (loss), net of tax	(36.8)	3.6	(33.2)
Balance at March 31, 2024	$(299.4)	$2.1	$(297.3)
13. Segment Information
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
The following table summarizes revenues; cost of sales; selling, general, and administrative expenses; depreciation; floor plan interest expense; other interest expense; equity in earnings of affiliates; and income before income taxes ("EBT"). EBT is the measure of segment performance by which management allocates resources to its segments and which we refer to as segment income, for each of our reportable segments. Our company's Chief Operating Decision Maker ("CODM") is our Chief Executive Officer. Our CODM uses segment income to evaluate the profitability of our reportable segments, which helps guide decisions on resource allocation. Segment income is also used to analyze budget versus actual results and actual results versus the comparable prior period. This analysis is utilized in assessing the performance of our reportable segments.

Three Months Ended March 31,
	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Total
Revenues
2025	$6,569.3	$823.7	$211.5	$—	$7,604.5
2024	6,478.0	791.8	178.0	—	7,447.8
Cost of sales
2025	$5,485.5	$682.7	$167.3	$—	$6,335.5
2024	5,420.8	647.0	134.8	—	6,202.6

Selling, general, and administrative expenses:
Personnel expenses
2025	$446.8	$65.9	$18.8	$—	$531.5
2024	437.4	66.2	17.5	—	521.1
Advertising expenses
2025	$28.8	$0.9	$0.3	$—	$30.0
2024	32.0	0.7	0.4	—	33.1
Rent & related expenses
2025	$95.1	$6.6	$3.6	$—	$105.3
2024	93.4	6.5	3.6	—	103.5
Other expenses (1)
2025	$225.4	$14.9	$6.5	$—	$246.8
2024	204.1	13.3	4.7	—	222.1
Depreciation
2025	$34.6	$3.9	$1.4	$—	$39.9
2024	32.9	3.6	1.3	—	37.8
Floor plan interest expense
2025	$35.5	$3.7	$2.3	$—	$41.5
2024	38.8	4.0	2.0	—	44.8
Other interest expense
2025	$18.0	$—	$4.5	$—	$22.5
2024	21.2	—	0.1	—	21.3
Equity in earnings of affiliates
2025	$0.3	$—	$—	$33.0	$33.3
2024	1.0	—	—	32.3	33.3
Segment income
2025 (2)	$252.2	$45.1	$6.8	$33.0	$337.1
2024	198.4	50.5	13.6	32.3	294.8
__________________________
(1)Other expenses within SG&A primarily consist of information technology expenses, customer service vehicle loaner expenses, vehicle delivery and preparation expenses, utility expenses, and various other miscellaneous expenses. These expenses are individually not significant to the performance of our segments and are not regularly used by the CODM on a disaggregated basis for purposes of evaluating segment profit or loss.

(2)Retail automotive segment income includes a gain of $52.3 million from the sale of one retail automotive franchise in the U.S.

Total capital expenditures by reportable segment are set forth in the table below. As segment assets are not regularly provided to or used by the CODM to measure business performance or allocate resources, total segment assets are not presented.

Three Months Ended March 31,
	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Total
Capital expenditures
2025	$57.9	$17.8	$0.9	$—	$76.6
2024	84.0	16.1	2.4	—	102.5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, and Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, and those in our other periodic reports filed with the Securities and Exchange Commission, and "Forward-Looking Statements." We have acquired and initiated a number of businesses during the periods presented and addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. Our period-to-period results of operations may vary depending on the dates of acquisitions or disposals.
Overview
We are a diversified international transportation services company and one of the world's premier automotive and commercial truck retailers. We operate dealerships in the United States, the United Kingdom, Canada, Germany, Italy, Japan, and Australia, and we are one of the largest retailers of commercial trucks in North America for Freightliner. We also distribute and retail commercial vehicles, diesel and gas engines, power systems, and related parts and services principally in Australia and New Zealand. We employ over 28,700 people worldwide. Additionally, we own 28.9% of Penske Transportation Solutions, a business that employs over 44,500 people worldwide, manages one of the largest, most comprehensive and modern trucking fleets in North America with over 428,000 trucks, tractors, and trailers under lease, rental, and/or maintenance contracts, and provides innovative transportation, supply chain, and technology solutions to its customers.
Business Overview
During the three months ended March 31, 2025, our business generated $7.6 billion in total revenue, which is comprised of approximately $6.6 billion from retail automotive dealerships, $0.8 billion from retail commercial truck dealerships, and $211.5 million from commercial vehicle distribution and other operations. We generated $1.3 billion in gross profit, which is comprised of $1.1 billion from retail automotive dealerships, $141.0 million from retail commercial truck dealerships, and $44.2 million from commercial vehicle distribution and other operations.
Retail Automotive. We are one of the largest global automotive retailers as measured by the $26.2 billion in total retail automotive dealership revenue we generated in 2024. We are diversified geographically with 56% of our total retail automotive dealership revenues in the three months ended March 31, 2025, generated in the U.S. and Puerto Rico and 44% generated outside of the U.S. We offer over 40 vehicle brands with 74% of our retail automotive franchised dealership revenue generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz, and Porsche, and 20% of revenue generated from volume non-U.S. brands such as Toyota and Honda in the three months ended March 31, 2025. As of March 31, 2025, we operated 352 retail automotive franchised dealerships, of which 147 are located in the U.S. and 205 are located outside of the U.S., principally in the U.K. As of March 31, 2025, we also operated 16 used vehicle dealerships, with six dealerships in the U.S. operating under the brand name CarShop, nine dealerships in the U.K. operating under the brand name Sytner Select, and one dealership in Australia operating under the brand name Penske Select. We retailed and wholesaled, including agency units, more than 144,000 vehicles in the three months ended March 31, 2025.
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
During the three months ended March 31, 2025, we sold one retail automotive franchise in the U.S. Retail automotive dealerships represented 86.4% of our total revenues and 85.4% of our total gross profit in the three months ended March 31, 2025.

Retail Commercial Truck Dealership. We operate Premier Truck Group ("PTG"), a heavy- and medium-duty truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations across 10 U.S. states and the Canadian provinces of Ontario and Manitoba. As of March 31, 2025, PTG operated 45 locations selling new and/or used trucks, performing service and parts operations, or offering collision repair services. We retailed and wholesaled 4,801 new and used trucks in the three months ended March 31, 2025. This business represented 10.8% of our total revenues and 11.1% of our total gross profit in the three months ended March 31, 2025.
Penske Australia. Penske Australia is the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy- and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand, and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU (a Rolls-Royce solution), Detroit Diesel, Allison Transmission, and Bergen Engines. Penske Australia offers products across the on- and off-highway markets, including in the trucking, mining, power generation, energy solutions, defense, marine, rail, and construction sectors and supports full parts and aftersales service through a network of branches, field service locations, and dealers across the region. These businesses represented 2.8% of our total revenues and 3.5% of our total gross profit in the three months ended March 31, 2025.
Penske Transportation Solutions. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. ("PTL"). PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. ("Mitsui"). We account for our investment in PTL under the equity method, and we therefore record our share of PTL's earnings on our statements of income under the caption "Equity in earnings of affiliates," which also includes the results of our other equity method investments. Penske Transportation Solutions ("PTS") is the universal brand name for PTL's various business lines through which it is capable of meeting customers' needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental, and contract maintenance along with logistics services, such as dedicated contract carriage, distribution center management, freight management, and dry van truckload carrier services. We recorded $33.2 million and $32.5 million in equity earnings from this investment for the three months ended March 31, 2025 and 2024, respectively.
Outlook/Recent Developments
Tariffs. On March 26, 2025, U.S. President Trump announced the imposition of a 25% tariff on imports of automobiles and certain automobile parts (the “Automotive Tariffs”). The 25% tariff applies to imported fully-assembled passenger vehicles including sedans, SUVs, crossovers, minivans, and cargo vans as well as light trucks, and became effective on April 3, 2025. The 25% tariff also applies to many imported automotive parts, with tariffs on certain imported parts beginning no later than May 3, 2025. In addition to the Automotive Tariffs, on April 2, 2025, U.S. President Trump announced a minimum 10% tariff applied to imports from most countries, with limited country and product exceptions, and elevated tariff rates imposed on more than 60 specific countries (the “Reciprocal Tariffs”), although, on April 9, 2025, the elevated Reciprocal Tariffs on certain countries were temporarily paused, notably excluding significant Reciprocal Tariffs on China. The vehicles and parts subject to the Automotive Tariffs are not subject to the Reciprocal Tariffs, and on April 29, 2025, U.S. President Trump announced further actions to reduce the compounding effects of other tariffs on vehicles and parts subject to the Automotive Tariffs and provide a partial reimbursement for tariffs imposed on foreign parts included in certain domestically assembled vehicles. The Automotive Tariffs and Reciprocal Tariffs represent a significant change to recent U.S. trade policies and tariff regimes and were announced following a series of previously implemented tariffs, including a 25% tariff on imported steel and aluminum and additional tariffs on products imported from Mexico, Canada, and China. In response to these tariffs, certain trade partners of the U.S. have announced or implemented responsive or retaliatory tariffs on U.S. goods or otherwise implemented non-tariff trade barriers, while various countries and individual companies, including certain of our manufacturing partners, have engaged in bilateral discussions with the U.S. regarding new trade agreements. The nature and scope of any new trade agreements remains uncertain.
It is difficult to assess the impact of the Automotive Tariffs, Reciprocal Tariffs, other recently announced tariffs, and non-tariff trade barriers on our business and results of operations, although these tariffs and retaliatory actions, if sustained in their current or similar forms, are expected to broadly impact the automotive industry and supply chain and will affect a substantial portion of the retail automotive and commercial truck vehicles and parts we sell. In March 2025, our U.S. retail automotive dealerships experienced increased demand as consumers sought to acquire vehicles prior to the implementation of the Automotive Tariffs on April 3, 2025. However, the Automotive Tariffs and other tariffs are likely to increase our cost of acquiring vehicles and parts, as well as our inventory carrying costs going forward. While it is difficult to predict the effects of these tariffs on our business, we believe increased prices could lead to lower consumer demand for new vehicles and related finance and insurance products, while potentially increasing demand for used vehicles and our service and parts operations. These tariffs and related non-tariff trade barriers, including an announcement by China to limit the exportation of certain rare earth elements, may also limit the availability of certain new vehicles and parts we sell and negatively impact our gross profit with respect to affected vehicles and parts. The new trucks sold by Premier Truck Group (“PTG”), while not subject to the Automotive Tariffs, are subject to the Reciprocal Tariffs and other tariffs which have been or may be announced. We believe that, like our retail automotive business discussed above, PTG may experience increased demand for its service and parts operations and used trucks as a result of the tariffs, depending on the general freight environment. See Part II, Item 1A. Risk Factors, "Tariffs and Trade Risk."
Electric Vehicle Regulation. Federal and state governments and regulators in our markets have placed restrictions on new vehicles in an effort to combat perceived negative environmental effects, in many cases requiring vehicle manufacturers to achieve progressively lower emissions for new vehicles. For example, the EPA has allowed the State of California Air Resource Board (“CARB”) to adopt its Advanced Clean Cars II (“ACCII”) program which requires that new vehicle sales by vehicle manufacturers to be 35% Zero Emissions Vehicles (ZEVs) for model year 2026 which increases to 100% ZEVs by model year 2035 (with certain allowances for hybrid gas/EVs). Certain states have also adopted California’s mandate, in whole or in part.
Earlier this year, U.S. President Trump signed Executive Order "Unleashing American Energy", which may have direct implications on the policies and regulations that impact the automotive and transportation industries. The Executive Order seeks to rescind waivers granted by the EPA for California's ZEV regulations with a focus on eliminating any "electric vehicle mandates" and terminating "state emission waivers that function to limit sales of gasoline-powered vehicles" although the status of the emission regulations targeted by the Executive Order remain uncertain. This focus on reconsidering existing environmental regulations and electrification mandates has extended through the U.S. Congress and certain domestic and international regulatory agencies. A recent senate bill with more than 20 co-sponsors was introduced to revoke the EPA’s waiver granted to California for its ACCII program, although congressional action is subject to certain procedural challenges and may require independent regulatory action. Representatives from the U.S. Congress have also proposed legislation to terminate existing electric vehicle tax credits and, in certain cases, impose taxes on electric vehicles to fund road repairs. Further, the EPA has recently stated it would reconsider the agency’s 2024 rules that would require a reduction in passenger vehicle fleetwide tailpipe emissions by nearly 50% by 2032 compared with 2027 projected levels, as well as the agency’s “Clean Trucks Plan” regulation adopted in 2022, which aims to significantly reduce certain smog- and soot-forming emissions from heavy-duty vehicles beginning in model year 2027. In addition, although representatives of the U.K. government have proposed a ban on the sale of internal combustion engines in new cars and new vans beginning in 2030, the phase out has been recently moderated to allow hybrid cars to be sold until 2035, with limited exceptions to the ZEV mandate for certain lower volume manufacturers. The status of, and any impact to our business from, these executive, legislative, and regulatory efforts remains uncertain.
For an additional discussion of certain risks associated with our business related to the environmental regulations, see Item 1A. Risk Factors, "Vehicle Emissions and Other Environmental Regulations" in our Annual Report on Form 10-K for the year ended December 31, 2024.
Retail Automotive. During the three months ended March 31, 2025, U.S. industry new light vehicle sales increased 4.3%, to 3.9 million units, including a 6.8% increase in retail sales, partially offset by a 3.9% decrease in fleet sales, as compared to the same period last year. U.K. new vehicle registrations increased 6.4% to 0.6 million registrations, including a 4.6% increase in fleet sales and a 9.5% increase in retail sales, as compared to the same period last year. New vehicle sales were positively impacted by continued strong consumer demand in the U.S., particularly in March 2025 in response to recently announced tariffs. Our new vehicle days' supply is 39 as of March 31, 2025, compared to 49 as of December 31, 2024. Our used vehicle days' supply is 36 as of March 31, 2025, compared to 47 as of December 31, 2024. As discussed above, the Automotive Tariffs and other tariffs are likely to increase our cost of acquiring vehicles and parts, as well as our inventory carrying costs. While it is difficult to predict the effects of these tariffs on our business, we believe increased prices could lead to lower consumer demand for new vehicles and related finance and insurance products, while potentially increasing demand for used vehicles and our service and parts operations. These tariffs may also limit the availability of certain new vehicles and parts we sell and negatively impact our gross profit with respect to affected vehicles and parts. See Part II, Item 1A. Risk Factors, "Tariffs and Trade Risk." New vehicle sales levels could also be impacted by changes to existing electrification mandates, emissions regulations and incentives regarding EVs, as discussed above, as well as vehicle affordability challenges, inflation, interest rates, or a reduction in consumer spending resulting in decreased demand. We continue to expect strong demand for our service and parts operations driven by increased vehicle sales in recent years, increased average age of vehicles, recall campaigns, increased miles driven (including in response to affordability concerns as a result of the Automotive Tariffs), and vehicle complexity.
Retail Commercial Truck Dealership. During the three months ended March 31, 2025, North American sales of Class 6-8 medium- and heavy-duty trucks, the vehicles sold by our PTG business, decreased 3.0% from the same period last year to 473,159 units. The Class 6-7 medium-duty truck market increased 0.5% from the same period last year to 157,260 units, and Class 8 heavy-duty trucks, the largest North American market, decreased 4.7% from the same period last year to 315,899 units. As discussed above, the new trucks sold by PTG, while not subject to the Automotive Tariffs, are subject to the Reciprocal Tariffs and other tariffs which have been or may be announced. We believe that PTG may experience increased demand for its service and parts operations and used trucks as a result of the tariffs, depending on the general freight environment (which also could be impacted by increased cross border tariffs). As of March 31, 2025, the Class 6-8 medium- and heavy-duty truck backlog is 194,073 units according to data published by ACT Research compared to 262,572 as of March 31, 2024.
Commercial Vehicle Distribution and Other. During the three months ended March 31, 2025, the Australian heavy-duty truck market reported sales of 3,380 units, representing a decrease of 10.8% from the same period last year, while the New Zealand market reported sales of 606 units, representing a decrease of 41.1% from the same period last year. Our power system operations continue to grow through sales in the off-highway segments such as energy solutions, which provide power systems for large data centers, mining, and military applications.
Penske Transportation Solutions. A majority of PTS' revenue is generated by multi-year contracts for full-service leasing, contract maintenance, and logistics services. PTS also rents additional trucks to commercial customers in response to demand for freight as well as consumer customers. With a managed fleet of over 428,000 vehicles at March 31, 2025, PTS regularly sells trucks in order to maintain a low fleet age as well as in response to changes in demand for truck leasing and records a gain or loss on those sales. While PTS has experienced an increase in revenue from its leasing and maintenance business, it has also experienced a decline in truck rental revenue and lower gain on sale of used trucks associated with weakness in the freight market. PTS could also be negatively impacted by the tariffs discussed above, which could increase their costs of acquiring vehicles and parts as well as negatively impact the general freight environment. PTS has decreased, and expects to continue to decrease, the size of its consumer and commercial rental fleets in connection with this lower demand, aimed at improving the utilization rate of the fleet.
As described in "Forward-Looking Statements," there are a number of factors that could cause actual results to differ materially from our expectations, including those discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, and our other periodic reports filed with the Securities and Exchange Commission.
Operating Overview
Automotive and commercial truck dealerships represent 97.2% of our revenue and 88.2% of our earnings before taxes during the three months ended March 31, 2025. Income from our PTS investment represents 9.8% of our earnings before taxes during the three months ended March 31, 2025. New and used vehicle revenues typically include sales to retail customers, agency customers, fleet customers, and leasing companies providing consumer leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, sales of third-party insurance policies, commissions relating to the sale of finance and lease contracts to third parties, and the sales of certain other products. Service and parts revenues include fees paid by customers for repair, maintenance and collision services, and the sale of replacement parts and other aftermarket accessories as well as warranty repairs that are reimbursed directly by vehicle manufacturers.
Our gross profit tends to vary with the mix of revenues we derive from the sale of new vehicles, used vehicles, finance and insurance products, and service and parts transactions. Our gross profit varies across product lines with vehicle sales usually resulting in lower gross profit margins and our other revenues resulting in higher gross profit margins. Factors such as inventory and vehicle availability, customer demand, consumer confidence, unemployment, general economic conditions, seasonality, weather, credit availability, the impact of tariffs and non-tariff trade barriers, fuel prices, and manufacturers' advertising and incentives also impact the mix of our revenues and therefore, influence our gross profit margin. The results of our commercial vehicle distribution and other business in Australia and New Zealand are principally driven by the number and types of products and vehicles ordered by our customers. Aggregate revenue and gross profit increased $156.7 million, or 2.1%, and increased $23.8 million, or 1.9%, respectively, during the three months ended March 31, 2025, compared to the same period in 2024.
As exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to weaken against the U.S. Dollar, our U.K. results of operations would translate into less U.S. Dollar reported results. Foreign currency average rate fluctuations decreased revenue and gross profit by $40.3 million and $6.9 million, respectively, for the three months ended March 31, 2025, compared to the same period in 2024. Foreign currency average rate fluctuations decreased earnings per share by approximately $0.01 per share for the three months ended March 31, 2025, compared to the same period in 2024. Excluding the impact of foreign currency average rate fluctuations, aggregate revenue and gross profit increased 2.6% and increased 2.5%, respectively, for the three months ended March 31, 2025, compared to the same period in 2024.
Our selling expenses consist of advertising and compensation for sales personnel, including commissions and related bonuses. General and administrative expenses include compensation, finance, legal and management personnel costs, rent, insurance, information technology expenses, service vehicle loaner expenses, vehicle delivery and preparation expenses, utilities, and other expenses. As the majority of our selling expenses are variable and a significant portion of our general and administrative expenses are subject to our control, we believe our expenses can be adjusted over time to reflect economic trends.
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
The future success of our business is dependent upon, among other things, macro-economic, geo-political, and industry conditions and events, including their impact on sales of new and used vehicles, service and parts, and repair and maintenance services, the availability of consumer credit, changes in consumer demand, consumer confidence levels, fuel prices, demand for trucks to move freight with respect to PTS and PTG and other freight metrics such as spot rates or miles driven, personal discretionary spending levels, interest rates, foreign currency exchange rates, and unemployment rates; our ability to obtain vehicles and parts from our manufacturers, especially in light of supply chain disruptions due to natural disasters, any shortages of vehicle components, international conflicts, challenges in sourcing labor or labor strikes or work stoppages, or other disruptions; the control our manufacturer partners can exert over our operations and our reliance on them for various aspects of our business; risks to our reputation and those of our manufacturer partners; changes in the retail model either from direct sales by manufacturers, a transition to an agency model of sales, sales by online competitors, or from the expansion of EVs; disruptions to the security and availability of our information technology systems and those of our third party providers, which systems are increasingly threatened by ransomware and other cyber attacks; the effects of a pandemic on the global economy, including our ability to react effectively to changing business conditions in light of any pandemic; the impact of tariffs targeting imported vehicles and parts, as well as changes or increases in tariffs, trade restrictions, trade disputes, or non-tariff trade barriers; the rate of inflation, including its impact on vehicle affordability; changes in interest rates and foreign currency exchange rates; our ability to consummate, integrate, and realize returns on our acquisitions; with respect to PTS, changes in the financial health of its customers, labor strikes, or work stoppages by its employees, a reduction in PTS' asset utilization rates, continued availability from truck manufacturers and suppliers of vehicles and parts for its fleet, including with respect to the effect of various government mandates concerning the electrification of its vehicle fleet, changes in values of used trucks which affects PTS' profitability on truck sales and regulatory risks and related compliance costs; our ability to realize returns on our significant capital investments in new and upgraded dealership facilities; our ability to navigate a rapidly changing automotive and truck landscape; our ability to respond to new or enhanced regulations in both our domestic and international markets relating to dealerships and vehicles sales, including those related to the sales process, emissions standards or electrification, as well as changes in consumer sentiment relating to commercial truck sales that may hinder our or PTS' ability to maintain, acquire, sell, or operate trucks; the success of our distribution of commercial vehicles, engines, and power systems; natural disasters; recall initiatives or other disruptions that interrupt the supply of vehicles or parts to us; the outcome of legal and administrative matters, and other factors over which management has limited control. See Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, and our other periodic reports filed with the Securities and Exchange Commission.
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

The accounting policies and estimates that we believe to be most dependent upon the use of estimates and assumptions are revenue recognition, goodwill and other indefinite-lived intangible assets, investments, income taxes, and lease recognition. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Annual Report on Form 10-K for additional detail and discussion of these critical accounting policies and estimates. There have been no material changes in critical accounting policies and estimates as described in our most recent Annual Report.
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
Results of Operations
The following tables present comparative financial data relating to our operating performance in the aggregate and on a "same-store" basis. Dealership results are included in same-store comparisons when we have consolidated the acquired entity during the entirety of both periods being compared. As an example, if a dealership were acquired on January 15, 2023, the results of the acquired entity would be included in annual same-store comparisons beginning with the year ended December 31, 2025, and in quarterly same-store comparisons beginning with the quarter ended June 30, 2024.
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
Our results for the three months ended March 31, 2025, include a gain of $52.3 million from the sale of one retail automotive franchise in the U.S., resulting in an after-tax gain of $38.9 million, or $0.58 per share. This gain was partially offset by impairments and other charges of $25.2 million (none of which was individually material), resulting in an after-tax expense of $20.9 million, or $0.31 per share. This resulted in a net after-tax gain of $18.0 million, or $0.27 per share.
Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024
Retail Automotive Dealership New Vehicle Data
(In millions, except unit and per unit amounts)

			2025 vs. 2024
New Vehicle Data	2025	2024	Change	% Change
New retail unit sales (excluding agency)	50,602	48,667	1,935	4.0%
Same-store new retail unit sales (excluding agency)	49,076	47,296	1,780	3.8%
New agency unit sales	10,686	8,932	1,754	19.6%
Same-store new agency unit sales	10,686	8,069	2,617	32.4%
New sales revenue	$3,022.1	$2,802.6	$219.5	7.8%
Same-store new sales revenue	$2,923.3	$2,727.3	$196.0	7.2%
New retail sales revenue per unit (excluding agency)	$59,202	$57,176	$2,026	3.5%
Same-store new retail sales revenue per unit (excluding agency)	$59,029	$57,266	$1,763	3.1%
Gross profit — new	$280.0	$272.4	$7.6	2.8%
Same-store gross profit — new	$269.1	$265.4	$3.7	1.4%
Average gross profit per new vehicle (excluding agency)	$5,059	$5,229	$(170)	(3.3)%
Same-store average gross profit per new vehicle (excluding agency)	$4,991	$5,260	$(269)	(5.1)%
Gross margin % — new	9.3%	9.7%	(0.4)%	(4.1)%
Same-store gross margin % — new	9.2%	9.7%	(0.5)%	(5.2)%

Units
Retail unit deliveries of new vehicles increased from 2024 to 2025 due to a 4,397 unit, or 7.9%, increase in same-store new retail unit deliveries, partially offset by a 708 unit decrease from net dealership acquisitions/dispositions throughout 2024. Same-store retail units delivered increased 7.6% in the U.S. and increased 8.4% internationally. Overall, new retail unit deliveries increased 8.0% in the U.S. and increased 4.6% internationally. We believe the increase in same-store retail unit sales in the U.S. is primarily due to increased inventory availability and continued strong consumer demand, coupled with demand from consumers in the U.S. who sought to acquire vehicles prior to the implementation of the automotive tariffs discussed above.
Revenues
New vehicle sales revenue increased from 2024 to 2025 due to a $196.0 million, or 7.2%, increase in same-store revenues, coupled with a $23.5 million increase from net dealership acquisitions/dispositions. Excluding $5.0 million of unfavorable foreign currency fluctuations, same-store new revenue increased 7.4%. Same-store revenue (excluding agency) increased due to the increase in same-store new retail unit sales, which increased revenue by $105.1 million, coupled with a $1,763 per unit increase in same-store comparative average retail selling price (despite a $98 per retail unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $83.4 million. We believe the increase in same-store comparative average retail selling price (excluding agency) is primarily due to changes in the mix of higher-priced units sold.
Gross Profit
Retail gross profit from new vehicle sales increased from 2024 to 2025 due to a $3.9 million increase from net dealership acquisitions/dispositions, coupled with a $3.7 million, or 1.4%, increase in same-store gross profit. Excluding $0.6 million of unfavorable foreign currency fluctuations, same-store gross profit increased 1.6%. Same-store gross profit (excluding agency) decreased due to a $269 per unit decrease in same-store comparative average gross profit (including a $9 per retail unit decrease attributable to unfavorable foreign currency fluctuations), which decreased gross profit by $12.7 million, partially offset by the increase in same-store new retail sales, which increased retail gross profit by $8.9 million. We believe the decrease in same-store comparative average retail gross profit per unit (excluding agency) is primarily due to an increasing supply of new vehicles leading to a more competitive selling environment, coupled with vehicle affordability considerations.

Retail Automotive Dealership Used Vehicle Data
(In millions, except unit and per unit amounts)

			2025 vs. 2024
Used Vehicle Data	2025	2024	Change	% Change
Used retail unit sales	58,486	69,265	(10,779)	(15.6)%
Same-store used retail unit sales	57,175	63,955	(6,780)	(10.6)%
Used retail sales revenue	$2,200.5	$2,336.2	$(135.7)	(5.8)%
Same-store used retail sales revenue	$2,136.8	$2,205.2	$(68.4)	(3.1)%
Used retail sales revenue per unit	$37,624	$33,729	$3,895	11.5%
Same-store used retail sales revenue per unit	$37,372	$34,480	$2,892	8.4%
Gross profit — used	$125.7	$129.9	$(4.2)	(3.2)%
Same-store gross profit — used	$122.0	$124.1	$(2.1)	(1.7)%
Average gross profit per used vehicle retailed	$2,149	$1,876	$273	14.6%
Same-store average gross profit per used vehicle retailed	$2,133	$1,941	$192	9.9%
Gross margin % — used	5.7%	5.6%	0.1%	1.8%
Same-store gross margin % — used	5.7%	5.6%	0.1%	1.8%
Units
Retail unit sales of used vehicles decreased from 2024 to 2025 due to a 6,780 unit, or 10.6%, decrease in same-store used retail unit sales, coupled with a 3,999 unit decrease from net dealership dispositions. Our same-store units increased 2.1% in the U.S. and decreased 20.1% internationally. Overall, our used units increased 1.9% in the U.S. and decreased

27.5% internationally. Excluding the decrease of 6,789 units across the U.K. Sytner Select dealerships, same-store used retail unit sales of used vehicles increased by 9 units. Same-store unit sales were impacted by the transition of our U.K. CarShop locations to Sytner Select dealerships which sell fewer units. Excluding the U.K. Sytner Select dealerships from both periods, used vehicles retailed decreased 3.7% internationally and decreased 0.8% overall and same-store used units decreased 2.3% internationally and were flat overall.
Revenues
Used vehicle retail sales revenue decreased from 2024 to 2025 due to a $68.4 million, or 3.1%, decrease in same-store revenues, coupled with a $67.3 million decrease from net dealership dispositions. Excluding $9.1 million of unfavorable foreign currency fluctuations, same-store used retail revenue decreased 2.7%. The decrease in same-store revenue is due to the decrease in same-store used retail unit sales discussed above, which decreased revenue by $233.8 million, partially offset by a $2,892 per unit increase in same-store comparative average selling price (despite a $159 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $165.4 million. We believe the increase in same-store comparative average selling price is primarily due to the transition of our former U.K. CarShop locations to Sytner Select dealerships which focus on lower volume, higher margin inventory, resulting in sales of more premium branded vehicles.
Gross Profit
Retail gross profit from used vehicle sales decreased from 2024 to 2025 due to a $2.1 million decrease from net dealership dispositions, coupled with a $2.1 million, or 1.7%, decrease in same-store gross profit. Excluding $0.4 million of unfavorable foreign currency fluctuations, same-store gross profit decreased 1.4%. The decrease in same-store gross profit is due to the decrease in same-store used retail unit sales, which decreased gross profit by $13.1 million, partially offset by a $192 per unit increase in same-store comparative average gross profit (despite a $7 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased gross profit by $11.0 million. We believe the increase in same-store comparative average gross profit per unit is primarily due to improved inventory management and the transition of our U.K. CarShop locations to Sytner Select dealerships which has resulted in sales of more premium branded vehicles, coupled with the relative stabilization of gross profit per unit for used vehicles across the broader market compared to the same period last year.
Retail Automotive Dealership Finance and Insurance Data
(In millions, except unit and per unit amounts)

			2025 vs. 2024
Finance and Insurance Data	2025	2024	Change	% Change
Total retail unit sales	109,088	117,932	(8,844)	(7.5)%
Total same-store retail unit sales	106,251	111,251	(5,000)	(4.5)%
Total agency unit sales	10,686	8,932	1,754	19.6%
Total same-store agency unit sales	10,686	8,069	2,617	32.4%
Finance and insurance revenue	$198.2	$206.0	$(7.8)	(3.8)%
Same-store finance and insurance revenue	$195.0	$196.8	$(1.8)	(0.9)%
Finance and insurance revenue per unit (excluding agency)	$1,782	$1,719	$63	3.7%
Same-store finance and insurance revenue per unit (excluding agency)	$1,808	$1,749	$59	3.4%
Finance and insurance revenue decreased from 2024 to 2025 due to a $6.0 million decrease from net dealership dispositions, coupled with a $1.8 million, or 0.9%, decrease in same-store revenue. Excluding $0.4 million of unfavorable foreign currency fluctuations, same-store finance and insurance revenue decreased 0.7%. Same-store revenue (excluding agency) decreased due to the decrease in combined same-store new and used retail unit sales, which decreased revenue by $8.7 million, partially offset by a $59 per unit increase in same-store comparative average finance and insurance retail revenue (despite a $4 per retail unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $6.3 million. Same-store finance and insurance revenue per unit (excluding agency) increased 0.7% in the U.S. and increased 2.3% in the U.K. We believe the increase in same-store finance and insurance revenue per unit (excluding agency) is primarily due to the increase in average selling price of both new and used vehicles, as well as changes in the availability of certain products in the U.K. compared to the prior year.

Retail Automotive Dealership Service and Parts Data
(In millions)

			2025 vs. 2024
Service and Parts Data	2025	2024	Change	% Change
Service and parts revenue	$789.4	$746.1	$43.3	5.8%
Same-store service and parts revenue	$764.6	$734.1	$30.5	4.2%
Gross profit — service and parts	$462.7	$432.4	$30.3	7.0%
Same-store service and parts gross profit	$450.2	$423.6	$26.6	6.3%
Gross margin % — service and parts	58.6%	58.0%	0.6%	1.0%
Same-store service and parts gross margin %	58.9%	57.7%	1.2%	2.1%
Revenues
Service and parts revenue increased from 2024 to 2025, with an increase of 6.6% in the U.S. and an increase of 4.6% internationally. The increase in service and parts revenue is due to a $30.5 million, or 4.2%, increase in same-store revenues, coupled with a $12.8 million increase from net dealership acquisitions. Excluding $3.2 million of unfavorable foreign currency fluctuations, same-store revenue increased 4.6%. The increase in same-store revenue is due to a $26.3 million, or 17.0%, increase in warranty revenue and a $4.7 million, or 0.9%, increase in customer pay revenue, partially offset by a $0.5 million, or 1.1%, decrease in vehicle preparation and body shop revenue. We believe the increase in same-store revenue is primarily due to additional warranty opportunities due to manufacturer recalls, vehicles remaining on the road longer due to affordability considerations, and increasing vehicle complexity, as well as increases in labor rates, repair orders, the price of parts.
Gross Profit
Service and parts gross profit increased from 2024 to 2025 due to a $26.6 million, or 6.3%, increase in same-store gross profit, coupled with a $3.7 million increase from net dealership acquisitions. Excluding $1.4 million of unfavorable foreign currency fluctuations, same-store gross profit increased 6.6%. The increase in same-store gross profit is due to the increase in same-store revenues, which increased gross profit by $18.0 million, coupled with a 1.2% increase in same-store gross margin, which increased gross profit by $8.6 million. The increase in same-store gross profit is due to a $15.8 million, or 19.3%, increase in warranty gross profit, a $6.4 million, or 2.6%, increase in customer pay gross profit, and a $4.4 million, or 4.9%, increase in vehicle preparation and body shop gross profit. We believe the increase in gross margin is primarily due to a change in the mix of warranty and customer pay, particularly in the U.S.

Retail Commercial Truck Dealership Data
(In millions, except unit and per unit amounts)

			2025 vs. 2024
New Commercial Truck Data	2025	2024	Change	% Change
New retail unit sales	3,739	3,491	248	7.1%
Same-store new retail unit sales	3,419	3,491	(72)	(2.1)%
New retail sales revenue	$527.2	$494.2	$33.0	6.7%
Same-store new retail sales revenue	$478.2	$494.2	$(16.0)	(3.2)%
New retail sales revenue per unit	$140,988	$141,564	$(576)	(0.4)%
Same-store new retail sales revenue per unit	$139,867	$141,564	$(1,697)	(1.2)%
Gross profit — new	$33.5	$34.6	$(1.1)	(3.2)%
Same-store gross profit — new	$30.2	$34.6	$(4.4)	(12.7)%
Average gross profit per new truck retailed	$8,960	$9,909	$(949)	(9.6)%
Same-store average gross profit per new truck retailed	$8,822	$9,909	$(1,087)	(11.0)%
Gross margin % — new	6.4%	7.0%	(0.6)%	(8.6)%
Same-store gross margin % — new	6.3%	7.0%	(0.7)%	(10.0)%
Units
Retail unit sales of new trucks increased from 2024 to 2025 due to a 320 unit increase from net dealership acquisitions, partially offset by a 72 unit, or 2.1%, decrease in same-store new retail unit sales. We believe the decrease in same-store unit sales is primarily due to replacement demand cycles, coupled with a prolonged recessionary freight rate environment.
Revenues
New commercial truck retail sales revenue increased from 2024 to 2025 due to a $49.0 million increase from net dealership acquisitions, partially offset by a $16.0 million, or 3.2%, decrease in same-store revenues. The decrease in same-store revenue is due to the decrease in same-store new retail unit sales, which decreased revenue by $10.2 million, coupled with a $1,697 per unit decrease in same-store comparative average selling price, which decreased revenue by $5.8 million. We believe the decrease in same-store comparative average selling price is primarily due to a shift in the sales mix toward lower-priced units sold, coupled with a prolonged recessionary freight rate environment.
Gross Profit
New commercial truck retail gross profit decreased from 2024 to 2025 due to a $4.4 million, or 12.7%, decrease in same-store gross profit, partially offset by a $3.3 million increase from net dealership acquisitions. The decrease in same-store gross profit is due to a $1,087 per unit decrease in same-store comparative average gross profit, which decreased gross profit by $3.7 million, coupled with the decrease in same-store new retail unit sales, which decreased gross profit by $0.7 million. We believe the decrease in same-store comparative average gross profit per unit is primarily due to a shift in the sales mix, coupled with a prolonged recessionary freight rate environment.

			2025 vs. 2024
Used Commercial Truck Data	2025	2024	Change	% Change
Used retail unit sales	975	1,049	(74)	(7.1)%
Same-store used retail unit sales	954	1,049	(95)	(9.1)%
Used retail sales revenue	$63.8	$62.4	$1.4	2.2%
Same-store used retail sales revenue	$62.5	$62.4	$0.1	0.2%
Used retail sales revenue per unit	$65,468	$59,517	$5,951	10.0%
Same-store used retail sales revenue per unit	$65,548	$59,517	$6,031	10.1%
Gross profit — used	$7.3	$3.3	$4.0	121.2%
Same-store gross profit — used	$7.2	$3.3	$3.9	118.2%
Average gross profit per used truck retailed	$7,451	$3,187	$4,264	133.8%
Same-store average gross profit per used truck retailed	$7,541	$3,187	$4,354	136.6%
Gross margin % — used	11.4%	5.3%	6.1%	115.1%
Same-store gross margin % — used	11.5%	5.3%	6.2%	117.0%
Units
Retail unit sales of used trucks decreased from 2024 to 2025 due to a 95 unit, or 9.1%, decrease in same-store retail unit sales, partially offset by a 21 unit increase from net dealership acquisitions. We believe the decrease in same-store unit sales is primarily due to challenges in sourcing lower mileage, higher quality used trucks for sale.
Revenues
Used commercial truck retail sales revenue increased from 2024 to 2025 due to a $1.3 million increase from net dealership acquisitions, coupled with a $0.1 million, or 0.2%, increase in same-store revenues. The increase in same-store revenue is due to a $6,031 per unit increase in same-store comparative average selling price, which increased revenue by $5.8 million, partially offset by the decrease in same-store used retail unit sales, which decreased revenue by $5.7 million. We believe the increase in same-store comparative average selling price is primarily due to the limited availability of lower mileage, higher quality used trucks available for sale.
Gross Profit
Used commercial truck retail gross profit increased from 2024 to 2025 primarily due to a $3.9 million, or 118.2%, increase in same-store gross profit, coupled with a $0.1 million increase from net dealership acquisitions. Same-store gross profit remained flat due to a $4,354 per unit increase in same-store comparative average gross profit, which increased gross profit by $4.2 million, partially offset by the decrease in same-store used retail unit sales, which decreased gross profit by $0.3 million. We believe the increase in same-store comparative average gross profit per unit is primarily due to the limited availability of lower mileage, higher quality used trucks available for sale and resulting sales mix of higher priced used units sold.

			2025 vs. 2024
Service and Parts Data	2025	2024	Change	% Change
Service and parts revenue	$222.0	$223.6	$(1.6)	(0.7)%
Same-store service and parts revenue	$214.2	$222.7	$(8.5)	(3.8)%
Gross profit — service and parts	$92.6	$98.1	$(5.5)	(5.6)%
Same-store service and parts gross profit	$88.9	$97.6	$(8.7)	(8.9)%
Gross margin % — service and parts	41.7%	43.9%	(2.2)%	(5.0)%
Same-store service and parts gross margin %	41.5%	43.8%	(2.3)%	(5.3)%
Revenues
Service and parts revenue decreased from 2024 to 2025 due to an $8.5 million, or 3.8%, decrease in same-store revenues, partially offset by a $6.9 million increase from net dealership acquisitions. Customer pay work represented approximately 78.3% of PTG's service and parts revenue, largely due to the significant amount of retail sales of parts and accessories. The decrease in same-store revenue is due to a $5.8 million, or 3.3%, decrease in customer pay revenue, a

$2.6 million, or 6.1%, decrease in warranty revenue, and a $0.1 million, or 0.5%, decrease in body shop revenue. We believe the decrease in same-store service and parts revenue is due to customers delaying maintenance costs due to the continued weak freight market, coupled with lower freight spot rates.
Gross Profit
Service and parts gross profit decreased from 2024 to 2025 due to an $8.7 million, or 8.9%, decrease in same-store gross profit, partially offset by a $3.2 million increase from net dealership acquisitions. The decrease in same-store gross profit is due to a 2.3% decrease in same-store gross margin, which decreased gross profit by $5.2 million, coupled with the decrease in same-store revenues, which decreased gross profit by $3.5 million. The decrease in same-store gross profit is primarily due to a $7.2 million, or 10.8%, decrease in customer pay gross profit, a $1.1 million, or 4.7%, decrease in warranty gross profit, and a $0.4 million, or 5.5%, decrease in body shop gross profit.
Commercial Vehicle Distribution and Other Data
(In millions, except unit amounts)

			2025 vs. 2024
Penske Australia Data	2025	2024	Change	% Change
Commercial vehicle units (wholesale and retail)	302	298	4	1.3%
Power system units	331	313	18	5.8%
Sales revenue	$211.5	$178.0	$33.5	18.8%
Gross profit	$44.2	$43.2	$1.0	2.3%
Penske Australia primarily distributes and services commercial vehicles, engines, and power systems. This business generated $211.5 million of revenue during the three months ended March 31, 2025, compared to $178.0 million of revenue in the prior year, an increase of 18.8%. This business also generated $44.2 million of gross profit during the three months ended March 31, 2025, compared to $43.2 million of gross profit in the prior year, an increase of 2.3%.
Excluding $9.5 million of unfavorable foreign currency fluctuations, revenue increased 24.1% primarily due to an increase in higher value power generation units sold, coupled with an increase in units sold. Excluding $2.1 million of unfavorable foreign currency fluctuations, gross profit increased 6.7% primarily due to an increase in units sold, coupled with higher value power generation units sold.
Selling, General, and Administrative Data
(In millions)

			2025 vs. 2024
Selling, General, and Administrative Data	2025	2024	Change	% Change
Personnel expense	$531.5	$521.1	$10.4	2.0%
Advertising expense	$30.0	$33.1	$(3.1)	(9.4)%
Rent & related expense	$105.3	$103.5	$1.8	1.7%
Other expense	$246.8	$222.1	$24.7	11.1%
Total SG&A expenses	$913.6	$879.8	$33.8	3.8%
Same-store SG&A expenses	$886.1	$856.0	$30.1	3.5%

Personnel expense as % of gross profit	41.9%	41.8%	0.1%	0.2%
Advertising expense as % of gross profit	2.4%	2.7%	(0.3)%	(11.1)%
Rent & related expense as % of gross profit	8.3%	8.3%	—%	—%
Other expense as % of gross profit	19.4%	17.9%	1.5%	8.4%
Total SG&A expenses as % of gross profit	72.0%	70.7%	1.3%	1.8%
Same-store SG&A expenses as % of same-store gross profit	72.0%	70.5%	1.5%	2.1%
Selling, general, and administrative expenses ("SG&A") increased from 2024 to 2025 due to a $30.1 million, or 3.5%, increase in same-store SG&A, coupled with a $3.7 million increase from net acquisitions. Excluding $4.9 million of favorable foreign currency fluctuations, same-store SG&A increased 4.1%. SG&A as a percentage of gross profit was

72.0%, an increase of 130 basis points compared to 70.7% in the prior year. SG&A expenses as a percentage of total revenue were 12.0% and 11.8% in the three months ended March 31, 2025 and 2024, respectively. We believe the increase in SG&A expenses is primarily due to impairments and other charges (none of which was individually material).
Depreciation
(In millions)

			2025 vs. 2024
	2025	2024	Change	% Change
Depreciation	$39.9	$37.8	2.1	5.6%
Depreciation increased from 2024 to 2025 due to a $1.7 million, or 4.6%, increase in same-store depreciation due to capital expenditures, coupled with a $0.4 million increase from net dealership acquisitions.
Floor Plan Interest Expense
(In millions)

			2025 vs. 2024
	2025	2024	Change	% Change
Floor plan interest expense	$41.5	$44.8	(3.3)	(7.4)%
Floor plan interest expense decreased from 2024 to 2025 due to a $5.1 million, or 11.7%, decrease in same-store floor plan interest expense, partially offset by a $1.8 million increase from net acquisitions. The overall decrease is due to decreases in applicable rates throughout the year, partially offset by increases in average amounts outstanding under floor plan arrangements due to increasing levels of inventory.
Other Interest Expense
(In millions)

			2025 vs. 2024
	2025	2024	Change	% Change
Other interest expense	$22.5	$21.3	1.2	5.6%
Other interest expense increased from 2024 to 2025 due to increases in average revolver borrowing amounts outstanding under our credit agreements, partially offset by decreases in applicable rates throughout the year.
Equity in Earnings of Affiliates
(In millions)

			2025 vs. 2024
	2025	2024	Change	% Change
Equity in earnings of affiliates	$33.3	$33.3	—	—%
Equity in earnings of affiliates was flat from 2024 to 2025 due to a $0.7 million, or 2.2%, increase in earnings from our investment in PTS, offset by the decrease in earnings from our other joint ventures primarily due to the sale of our 50% interest in certain German dealerships in the fourth quarter of 2024. We believe the increase in our PTS equity earnings is primarily due to an increase in revenue from PTS' leasing and maintenance business, partially offset by the continued decline in truck rental revenue and lower gain on sale of used trucks associated with weakness in the freight market.

Income Taxes
(In millions)

			2025 vs. 2024
	2025	2024	Change	% Change
Income taxes	$92.1	$78.6	13.5	17.2%
Income taxes increased from 2024 to 2025 primarily due to a $42.3 million increase in our pre-tax income compared to the prior year. Our effective tax rate was 27.3% during the three months ended March 31, 2025, compared to 26.7% during the three months ended March 31, 2024, primarily due to fluctuations in our geographic pre-tax income mix and non-recurring tax adjustments.
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
We have historically expanded our operations through organic growth and the acquisition of dealerships and other businesses. We believe that cash flow from operations, dividends and distributions from PTS and our joint venture investments, and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our existing operations and current commitments for at least the next twelve months. In the event that economic conditions are more severely impacted than we expect due to proposed tariffs, geo-political conditions, the impact of tariffs and non-tariff trade barriers, any pandemic or vehicle shortages resulting from supply chain difficulties, we pursue significant acquisitions or other expansion opportunities, pursue significant repurchases of our outstanding securities, or refinance or repay existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings, which sources of funds may not necessarily be available on terms acceptable to us, if at all. In addition, our liquidity could be negatively impacted in the event we fail to comply with the covenants under our various financing and operating agreements or in the event our floor plan financing is withdrawn. Future events, including acquisitions, divestitures, new or revised operating lease agreements, borrowings or repayments under our credit agreements and our floor plan arrangements, raising capital, and purchases or refinancing of our securities, may also impact our liquidity.
We expect that scheduled payments of our debt instruments will be funded through cash flows from operations or borrowings under our credit agreements. Upon the maturity of our $550 million of 3.50% senior subordinated notes due September 1, 2025, we currently expect to either repay those notes from cash flows from operations or borrowings under our U.S. credit agreement or refinance those notes in whole or in part with other similar notes, depending on the prevailing interest rates. In the case of payments upon the maturity or termination dates of our other debt instruments, we currently expect to be able to repay or refinance such instruments from cash flows from operations or borrowings under our credit agreements. Refer to the disclosures provided in Part I, Item 1, Note 9 of the Notes to our Consolidated Financial Statements set forth below for a detailed description of our long-term debt obligations and scheduled interest payments.
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
As of March 31, 2025, we had $118.4 million of cash available to fund our operations and capital commitments. In addition, we had an aggregate of approximately $2.0 billion available for borrowing under our U.S. credit agreement, U.K. credit agreement, the revolving mortgage facility through Toyota Motor Credit Corporation in the U.S., and other various credit facilities.

Securities Repurchases
From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, through a pre-arranged trading plan, pursuant to the terms of an accelerated share repurchase program, or by other means. We have historically implemented pre-arranged trading plans as part of our securities repurchase programs. These plans authorize share repurchases based on parameters outlined in the specific plan during periods when we otherwise would not trade in our securities, such as the period approaching the end of a quarter through our public announcement of earnings. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit agreement, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as general economic and industry conditions, the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions, dividends, the repayment of our existing indebtedness, and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. As of March 31, 2025, $117.0 million remained outstanding and available for repurchases under our securities repurchase program approved by our Board of Directors. As of April 25, 2025, $45.8 million remained outstanding and available for repurchases. This authority has no expiration. Refer to the disclosures provided in Part I, Item 1, Note 11 of the Notes to our Consolidated Condensed Financial Statements for a summary of shares repurchased during the three months ended March 31, 2025.
Dividends
We paid the following cash dividends on our common stock in 2024 and 2025:
Per Share Dividends

2024

First Quarter	$0.87
Second Quarter	$0.96
Third Quarter	$1.07
Fourth Quarter	$1.19

2025

First Quarter	$1.22
While future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors, which may include our expectations regarding vehicle availability, the impact of recently announced tariffs discussed above under "Outlook/Recent Developments - Tariffs" and in Part II, Item 1A. Risk Factors, "Tariffs and Trade Risk", the rate of inflation, earnings, cash flow, capital requirements, restrictions relating to any then-existing indebtedness, financial condition, alternative uses of capital, and other factors, we currently expect to continue to pay comparable dividends in the future.
Vehicle Financing
Refer to the disclosures provided in Part I, Item I, Note 7 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of financing for the vehicles we purchase, including discussion of our floor plan and other revolving arrangements.

Long-Term Debt Obligations
As of March 31, 2025, we had the following long-term debt obligations outstanding:

(In millions)	March 31, 2025
U.S. credit agreement — revolving credit line	$—
U.K. credit agreement — revolving credit line	82.7
3.50% senior subordinated notes due 2025	549.5
3.75% senior subordinated notes due 2029	496.8
Mortgage facilities	428.4
Other debt	214.1
Total long-term debt	$1,771.5
Less: current portion	(778.5)
Net long-term debt	$993.0
As of March 31, 2025, we were in compliance with all financial covenants under our credit agreements, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 9 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of our long-term debt obligations.
Short-Term Borrowings
As of March 31, 2025, we had five principal sources of short-term borrowings: our U.S. credit agreement, U.K. credit agreement, other local country credit agreements, the revolving mortgage facility through Toyota Motor Credit Corporation, and the floor plan agreements that we utilize to finance our vehicle inventories. We are also able to access availability under the floor plan agreements to fund our cash needs. Our borrowings vary over time based on our cash flows, capital requirements and investment activities. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories. Of our approximately $2.0 billion available for borrowing under our various credit facilities, our U.S. credit facility provides for up to $1.5 billion in borrowing capacity. During the three months ended March 31, 2025, our outstanding revolving commitments under the U.S. credit agreement varied between $0.0 million and $166.0 million.
PTS Dividends
We hold a 28.9% ownership interest in PTS as noted above. Their partnership agreement requires PTS, subject to applicable law and the terms of its credit agreements, to make quarterly distributions to the partners with respect to each fiscal year by no later than 45 days after the end of each of the first three quarters of the year and by April 15 of the following year. PTS' partnership agreement and certain of its debt agreements allow partner distributions only as long as it is not in default under those agreements and the amount it pays does not exceed 50% of its consolidated net income, unless its debt-to-equity ratio is less than 3.0 to 1.0, in which case its distributions may not exceed 80% of its consolidated net income. We receive pro rata cash distributions relating to this investment, typically in April, May, August, and November of each year. In April 2025, we received $26.2 million of pro rata cash distributions relating to this investment. During 2024, we received $98.4 million of pro rata cash distributions relating to this investment. We currently expect to continue to receive future distributions from PTS, subject to its financial performance.
Operating Leases
We estimate the total rent obligations under our operating leases, including any extension periods that we are reasonably certain to exercise at our discretion and assuming constant consumer price indices, to be $5.3 billion. As of March 31, 2025, we were in compliance with all financial covenants under these leases consisting principally of leases for dealerships and other properties, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 3 and Note 10 of the Notes to our Consolidated Condensed Financial Statements for a description of our operating leases.

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
Condensed income statement information:

	PAG and Guarantor Subsidiaries
	Three Months Ended March 31, 2025	Twelve Months Ended December 31, 2024
Revenues	$4,207.7	$17,008.9
Gross profit	738.9	2,960.3
Equity in earnings of affiliates	33.2	198.0
Net income	177.4	716.7
Net income attributable to Penske Automotive Group	177.4	716.7
Condensed balance sheet information:

	PAG and Guarantor Subsidiaries
	March 31, 2025	December 31, 2024
Current assets (1)	$3,324.6	$3,334.8
Property and equipment, net	1,623.0	1,611.6
Equity method investments	1,840.2	1,806.4
Other noncurrent assets	3,809.5	3,870.3
Current liabilities	3,381.0	3,343.6
Noncurrent liabilities	3,314.2	3,443.7
__________
(1)Includes $535.0 million and $535.4 million as of March 31, 2025, and December 31, 2024, respectively, due from Non-Guarantor subsidiaries.
During the three months ended March 31, 2025, PAG received $5.1 million from Non-Guarantor subsidiaries. During the twelve months ended December 31, 2024, PAG received $110.3 million from Non-Guarantor subsidiaries.

Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities. The major components of these changes are discussed below.

	Three Months Ended March 31,
(In millions)	2025	2024
Net cash provided by operating activities	$282.7	$456.0
Net cash provided by (used in) investing activities	3.5	(352.4)
Net cash used in financing activities	(241.7)	(82.1)
Effect of exchange rate changes on cash and cash equivalents	1.5	(1.0)
Net change in cash and cash equivalents	$46.0	$20.5
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

	Three Months Ended March 31,
(In millions)	2025	2024
Net cash provided by operating activities as reported	$282.7	$456.0
Floor plan notes payable — non-trade as reported	(27.6)	(30.7)
Net cash provided by operating activities including all floor plan notes payable	$255.1	$425.3
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of cash used for capital expenditures, proceeds from the sale of dealerships, and proceeds from the sale of property and equipment. Capital expenditures were $76.6 million and $102.5 million during the three months ended March 31, 2025 and 2024, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our capital expenditures with operating cash flows or borrowings under our credit agreements. Proceeds from the sale of dealerships were $77.8 million during the three months ended March 31, 2025, compared to no proceeds during the three months ended March 31, 2024. Proceeds from the sale of property and equipment were $4.0 million during the three months ended March 31, 2025, compared to no proceeds during the three months ended 2024. We had no cash used in acquisitions and other investments, net of cash acquired, during the three months ended March 31, 2025, compared to $243.6 million during the three months ended March 31, 2024, and included cash used to repay sellers' floor plan liabilities in such business acquisitions of $83.1 million.
Cash Flows from Financing Activities
Cash flows from financing activities include net repayments and borrowings of debt, net repayments of floor plan notes payable non-trade, repurchases of common stock, dividends, and payments for debt issuance costs.
We had net repayments of debt of $92.0 million and net borrowings of $48.7 million during the three months ended March 31, 2025 and 2024, respectively. We had net repayments of floor plan notes payable non-trade of $27.6 million and $30.7 million during the three months ended March 31, 2025 and 2024, respectively. We repurchased 0.3 million and 0.2 million shares of common stock under our securities repurchase program for $39.9 million and $32.9 million during the three months ended March 31, 2025 and 2024, respectively. We also paid cash dividends to our stockholders of $81.8 million and $58.6 million during the three months ended March 31, 2025 and 2024, respectively. We made payments for debt issuance costs of $0.3 million and $0.5 million during the three months ended March 31, 2025, and 2024, respectively.
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
Related Party Transactions
Stockholders Agreement
Several of our directors and officers are affiliated with Penske Corporation or related entities. Roger Penske, our Chair of the Board and Chief Executive Officer, is also Chair of the Board and Chief Executive Officer of Penske Corporation and through entities affiliated with Penske Corporation is our largest stockholder owning approximately 52.1% of our outstanding common stock. Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. (collectively, "Mitsui") own approximately 20.1% of our outstanding common stock. Mitsui, Penske Corporation and Penske Automotive Holdings Corp. (together with Penske Corporation, the "Penske companies") are parties to a stockholders agreement which expires March 26, 2030 (the "Stockholders Agreement"). Pursuant to the Stockholders Agreement, in connection with any shareholder election of directors, the Penske companies agreed to vote their shares for two directors who are representatives of Mitsui as long as Mitsui owns in excess of 20% of our outstanding common stock, and for one director as long as Mitsui owns in excess of 10% of our outstanding common stock. Mitsui agreed to vote its shares for up to fourteen directors voted for by the Penske companies.
Voting Agreement
Penske Corporation (“PC”) and the Company entered into a voting agreement (the “Voting Agreement”) pursuant to which PC agreed, on each matter brought to a vote at any annual or special meeting of our stockholders and in connection with any action proposed to be taken by consent of our stockholders in lieu of a meeting, to vote all shares of Voting Common Stock, or other voting or equity securities of ours which could be issued (together with the Voting Common Stock, the “Voting Securities”) beneficially owned by PC, that, together with the Voting Securities held by Roger S. Penske, our Chair and Chief Executive Officer, and any entity that Roger S. Penske controls, exceed 43.57% of the outstanding Voting Securities (the “Excess Voting Securities”), in the same proportion as all votes cast by stockholders other than PC, Roger S. Penske or any entity that Roger S. Penske controls (except as otherwise required by the existing

Stockholders Agreement). Any Voting Securities that are not Excess Voting Securities may be voted at the discretion of PC. The Voting Agreement will terminate per its terms at the time that PC ceases to beneficially own 30% or more of the Voting Securities then outstanding. Notwithstanding the foregoing, the Voting Agreement does not impact the provisions of the Stockholders Agreement noted above as currently in effect.
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
Joint Venture Relationships
From time to time, we enter into joint venture relationships in the ordinary course of business, pursuant to which we own and operate automotive dealerships together with other investors. We may also provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of March 31, 2025, our automotive joint venture relationships were as follows:

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
Inflation
Many of the markets in which we operate have recently experienced higher rates of inflation when compared to historical norms. Inflation, which may include inflationary effects caused by tariffs and non-tariff trade barriers, affects the price of vehicles, the price of parts, the rate of pay of our employees, consumer credit availability, and consumer demand. Higher rates of inflation may adversely affect consumer demand and increase our costs, which may materially and adversely affect us.
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
•the impact of recently announced tariffs, including tariffs targeting imported vehicles and parts, as well as trade restrictions, trade disputes, non-tariff trade barriers and other foreign trade risks, on our acquisition costs, consumer demand, vehicle affordability, the supply of vehicles and parts, and our gross profit with respect to affected vehicles and parts;
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
Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, and our other periodic reports filed with the Securities and Exchange Commission. Important factors that could also cause actual results to differ materially from our expectations include the following:
•our business and the automotive retail and commercial vehicles industries in general are susceptible to adverse macro-economic and geo-political conditions, including their impact on new and used vehicle sales, the availability of consumer credit, changes in consumer demand, consumer confidence levels, fuel prices, demand for trucks to move freight with respect to PTS and PTG, personal discretionary spending levels, interest rates, foreign currency exchange rates, customer confidence, the rate of inflation, including its impact on vehicle affordability, fuel and utility prices and unemployment rates;
•many of the vehicles and parts we sell are subject to recently announced tariffs, including tariffs targeting imported vehicles and parts, which tariffs and related trade restrictions, trade disputes, non-tariff trade barriers and other foreign trade risks may increase the cost of vehicles and parts to us and consumers, limit the supply of certain vehicles and parts we sell, reduce consumer demand due to affordability challenges, and negatively impact our gross profit with respect to affected vehicles and parts;
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
•we are dependent on the continued security and availability of our information technology systems and those of certain third-party providers to avoid significant business interruptions, which systems are increasingly threatened by ransomware and other cyber-attacks;
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
•changes in tax, financial or regulatory rules, or requirements, including new regulations proposed by the governments and agencies that regulate retail automotive transactions may lead to additional transaction times for the sale of vehicles, complicate the transaction process, decrease customer satisfaction, and increase compliance costs and risk, among other effects;
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
We urge you to carefully consider these risk factors and further information identified in our Annual Report on Form 10-K for the year ended December 31, 2024, Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, and our other periodic reports filed with the Securities and Exchange Commission in evaluating all forward-looking statements regarding our business. Readers of this report are cautioned not to place undue reliance on the forward-looking statements contained in this report. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Except to the extent required by the federal securities laws and the Securities and Exchange Commission's rules and regulations, we have no intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events, or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at the prevailing benchmark interest rates in our various markets. Based on an average of the aggregate amounts outstanding under these facilities during the three months ended March 31, 2025, a 100-basis-point change in interest rates would result in an approximate $5.1 million change to our annual other interest expense.
Similarly, amounts outstanding under floor plan financing arrangements also bear interest at the prevailing benchmark interest rates in our various markets. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the three months ended March 31, 2025, a 100-basis-point change in interest rates would result in an approximate $37.9 million change to our annual floor plan interest expense.
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
Interest rate fluctuations affect the fair market value of our fixed rate debt, including our mortgages and certain seller financed promissory notes, but with respect to such fixed rate debt instruments, do not impact our earnings or cash flows.
Foreign Currency Exchange Rates. As of March 31, 2025, we had consolidated operations in the U.K., Germany, Italy, Japan, Canada, Australia, and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $320.9 million change to our revenues for the three months ended March 31, 2025.
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
Item 1A. Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, along with our other periodic reports filed with the Securities and Exchange Commission, which could materially affect our business, financial condition, or future results. The following disclosure further updates the risk factors included in our 2024 Annual Report on Form 10-K:
Legal and Compliance Risks
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
Our financing activities with customers are subject to truth-in-lending, consumer leasing, equal credit opportunity, and similar regulations as well as motor vehicle finance laws, installment finance laws, insurance laws, usury laws, and other installment sales laws. In the U.K., the Financial Conduct Authority (the "FCA") regulates financial services firms and financial markets, including our activities in acting as broker for the financing of vehicle sales. The FCA is investigating the historic use of discretionary commission arrangements ("DCAs") amid concerns that this practice may have been unfair to customers. The purpose of the investigation is to consider whether the historic use of DCAs caused customers to pay too much for their car loans and, if so, to consider potential remediation measures, including the possible implementation of an industry-wide redress scheme. The investigation is being undertaken after the Financial Ombudsman Service (a public body, which resolves financial complaints) determined that DCAs, in two separate cases which do not involve us, had caused financial losses to customers. The FCA previously announced that it would disclose the results of its investigation in May 2025, but recently stated it will delay any announcement until after a ruling by the U.K. Supreme Court in the matter discussed below.
On October 25, 2024, the U.K. Court of Appeal (the second highest court in the U.K.) issued a judgment in the case Johnson v Firstrand Bank Ltd, Wrench v Firstrand Bank Ltd and Hopcraft v Close Brothers Ltd, which required those lenders to repay those customers the commissions paid to the dealers for their vehicle finance agreements, determining that, in those cases, there was a fiduciary duty to the customers to disclose the amount of the commissions paid to those dealers. In response to this judgment, U.K. consumer lenders now require dealerships (including us) to disclose to customers the commissions dealers receive from financing the purchase of their vehicle. We believe this judgment is contrary to existing guidance issued by the FCA, and in early April, the U.K. Supreme Court (the highest court in the U.K.) heard an appeal of this litigation as part of an expedited review. The outcome of the litigation, the FCA’s response to any judgment, and the ultimate outcome of the FCA’s investigation, remains uncertain.
The FCA has indicated that, subject to the U.K. Supreme Court decision, the FCA may consider an industry-wide redress scheme involving the payment of compensation to customers that are deemed to have suffered harm as a result of the sale of DCAs. While the focus of the FCA’s potential redress to customers, and the Judgment above, has been on the lenders and not automotive dealers, that outcome is uncertain and we may experience changes to our processes that may affect our business. Further, any regulatory or judicial outcome that ultimately results in the refund of historical commissions paid to us, reduces the commissions paid to us, or that directly or indirectly results in our participation in any FCA-mandated redress scheme or other compensation owed to customers, could materially and adversely affect our business and results of operations.
Tariffs and Trade Risk. On March 26, 2025, U.S. President Trump announced the imposition of a 25% tariff on imports of automobiles and certain automobile parts (the “Automotive Tariffs”). The 25% tariff applies to imported fully-assembled passenger vehicles including sedans, SUVs, crossovers, minivans, and cargo vans as well as light trucks, and became effective on April 3, 2025. The 25% tariff also applies to many imported automotive parts, with tariffs on certain imported parts beginning no later than May 3, 2025. In addition to the Automotive Tariffs, on April 2, 2025, U.S. President Trump announced a minimum 10% tariff applied to imports from most countries, with limited country and product exceptions, and elevated tariff rates imposed on more than 60 specific countries (the “Reciprocal Tariffs”), although, on April 9, 2025, the elevated Reciprocal Tariffs on certain countries were temporarily paused, notably excluding significant Reciprocal Tariffs on China. The vehicles and parts subject to the Automotive Tariffs are not subject to the Reciprocal Tariffs, and on April 29, 2025, U.S. President Trump announced further actions to reduce the compounding effects of other tariffs on vehicles and parts subject to the Automotive Tariffs and provide a partial reimbursement for tariffs imposed on foreign parts included in certain domestically assembled vehicles. The Automotive Tariffs and Reciprocal Tariffs represent a significant change to recent U.S. trade policies and tariff regimes and were announced following a series of previously implemented tariffs, including a 25% tariff on imported steel and aluminum and additional tariffs on products imported from Mexico, Canada, and China. In response to these tariffs, certain trade partners of the U.S. have announced or implemented responsive or retaliatory tariffs on U.S. goods or otherwise implemented non-tariff trade barriers, while various countries and individual companies, including certain of our manufacturing partners, have engaged in bilateral discussions with the U.S. regarding new trade agreements. The nature and scope of any new trade agreements remains uncertain.
It is difficult to assess the impact of the Automotive Tariffs, Reciprocal Tariffs, other recently announced tariffs, and non-tariff trade barriers on our business and results of operations, although these tariffs and retaliatory actions, if sustained in their current or similar forms, are expected to broadly impact the automotive industry and supply chain and will affect a substantial portion of the retail automotive and commercial truck vehicles and parts we sell, particularly as many of our key manufacturing partners produce and assemble certain vehicles and parts outside of the U.S. Additionally, certain manufacturers and suppliers are evaluating the impact of tariffs on their production capabilities and commitments, which may result in temporary or prolonged vehicle and parts supply shortages, and in certain cases our manufacturer partners have publicly announced plans to limit or temporarily suspend selling certain automobiles into the U.S. while they evaluate the impact of tariffs. Although tariffs will affect each manufacturer and vehicle model differently, widely reported estimates suggest that these tariffs are expected to increase the production costs of certain vehicles and parts. Certain of our manufacturing partners have suggested that, in the short term, they will refrain from passing on to consumers the additional costs resulting from these tariffs, but there is no guarantee these commitments will be sustained over time, which may lead to affordability challenges. As a result, the Automotive Tariffs and other tariffs are likely to increase our cost of acquiring vehicles and parts, as well as our inventory carrying costs. While it is difficult to predict the effects of these tariffs on our business, we believe increased prices could lead to lower consumer demand for new vehicles and related finance and insurance products, while potentially increasing demand for used vehicles and our service and parts operations. These tariffs and related non-tariff trade barriers, including an announcement by China to limit the exportation of certain rare earth elements, may also limit the availability of certain new vehicles and parts we sell and negatively impact our gross profit with respect to affected vehicles and parts.
The new trucks sold by Premier Truck Group (“PTG”), while not subject to the Automotive Tariffs, are subject to the Reciprocal Tariffs and other tariffs which have been or may be announced. We believe that, like our retail automotive business discussed above, PTG may experience increased demand for its service and parts operations and used trucks as a result of the tariffs, depending on the general freight environment (which also could be impacted by increased cross border tariffs).
Changes or increases in tariffs, trade restrictions, the negotiation of new trade agreements, non-tariff trade barriers, local content requirements, uncertainty surrounding global trade policies, and the imposition of retaliatory tariffs or trade barriers against certain countries or covering certain products, including vehicles and parts, may affect our competitive position and negatively impact our gross profit with respect to affected vehicles and parts. The extent of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the duration of such tariffs, the responses of other countries or regions to such tariffs, the impact to the global supply chain regarding the availability of critical parts and components, the actual increases in the costs of imported vehicles, parts and raw materials, and exemptions or exclusions that may be granted, including in connection with multilateral and bilateral trade agreements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information with respect to shares of common stock repurchased by the Company during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
January 1 to January 31, 2025	25,271	$149.95	24,449	$153.1
February 1 to February 28, 2025	91,887	$166.01	91,887	$137.9
March 1 to March 31, 2025	138,070	$152.18	138,070	$117.0
	255,228		254,406
______________________________
(1) Includes 822 shares acquired from employees in connection with a net share settlement feature of employee equity awards
(2) From time to time, our Board of Directors authorizes the repurchase of Company securities up to a certain monetary limit. As of March 31, 2025, $117.0 million remained outstanding and available for repurchases under our securities repurchase program approved by our Board of Directors. This authority has no expiration. For further information with respect to repurchases of our shares by us, see Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — "Securities Repurchases" and Part I, Item 1, Note 11 of the Notes to our Consolidated Condensed Financial Statements.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Amendment to the U.S. Credit Agreement
On April 29, 2025, we entered into the Twelfth Amendment (the “Amendment”) to our U.S. credit agreement with Mercedes-Benz Financial Services USA LLC, Toyota Motor Credit Corporation, and Daimler Truck Financial Services USA LLC (as amended, the “U.S. credit agreement”) principally to lower the applicable interest rate on revolving loans exceeding a defined borrowing base, as more fully described below. As amended, the U.S. credit agreement provides for up to $1.5 billion in revolving loans for working capital, acquisitions, capital expenditures, investments, and other general corporate purposes and provides up to an additional $75 million of letters of credit. The U.S. credit agreement provides for a maximum of $400 million of borrowings for foreign acquisitions and expires on September 30, 2027.
The interest rate on outstanding borrowings is based on an adjusted Secured Overnight Financing Rate ("SOFR") plus 1.50%, with uncollateralized borrowings in excess of a defined borrowing base bearing interest at adjusted SOFR plus a margin ranging from 1.50% to 2.00%, based on a ratio of consolidated non-vehicle debt to adjusted earnings before interest, taxes, depreciation, and amortization. The previous interest rate for uncollateralized borrowings in excess of the defined borrowing base was adjusted SOFR plus 2.00%.
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

The U.S. credit agreement also contains typical events of default, including change of control, non-payment of obligations, and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. We purchase motor vehicles and parts from affiliates of Mercedes-Benz Financial Services USA LLC, Daimler Truck Financial Services USA LLC and Toyota Motor Credit Corporation for sale at certain of our dealerships. The lenders also provide us and certain of our dealerships with mortgage, “floor-plan”, and consumer financing.
The foregoing description of the Amendment is qualified in its entirety by references to the Amendment, a copy of which is filed as Exhibit 4.1 and incorporated by reference herein.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit No.	Description

4.1
Twelfth Amendment dated April 29, 2025, to the Fifth Amended and Restated Credit Agreement dated December 2, 2024, among us, Mercedes-Benz Financial Services USA LLC, Toyota Motor Credit Corporation and Daimler Truck Financial Services USA, LLC, which includes a Conformed Copy of the Fifth Amended and Restated Credit Agreement and all amendments thereto attached as Exhibit A.

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

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger Penske
Roger Penske
Date: May 1, 2025		Chief Executive Officer

	By:	/s/ Michelle Hulgrave
Michelle Hulgrave
Date: May 1, 2025		Chief Financial Officer