Form 10-Q
period 2025-06-30
PENSKE AUTOMOTIVE GROUP, INC.
filed 2025-07-31
CIK 1019849

4

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 25, 2025, there were 66,044,372 shares of voting common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
	(In millions, except share and per share amounts)
ASSETS
Cash and cash equivalents	$155.3	$72.4
Accounts receivable, net of allowance for doubtful accounts of $7.2 and $6.3	1,043.1	1,002.1
Inventories	4,849.6	4,640.2
Other current assets	242.7	213.1
Total current assets	6,290.7	5,927.8
Property and equipment, net	3,173.7	3,006.2
Operating lease right-of-use assets	2,486.2	2,467.2
Goodwill	2,431.9	2,371.3
Other indefinite-lived intangible assets	1,028.6	1,011.6
Equity method investments	1,859.4	1,827.0
Other long-term assets	122.9	109.8
Total assets	$17,393.4	$16,720.9
LIABILITIES AND EQUITY
Floor plan notes payable	$2,625.5	$2,535.8
Floor plan notes payable — non-trade	1,603.7	1,488.2
Accounts payable	882.5	851.7
Accrued expenses and other current liabilities	1,004.9	889.0
Current portion of long-term debt	876.0	721.2
Total current liabilities	6,992.6	6,485.9
Long-term debt	906.7	1,130.8
Long-term operating lease liabilities	2,402.0	2,392.6
Deferred tax liabilities	1,202.6	1,231.0
Other long-term liabilities	258.1	253.3
Total liabilities	11,762.0	11,493.6
Commitments and contingent liabilities (Note 10)
Equity
Penske Automotive Group stockholders' equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 66,044,106 shares issued and outstanding at June 30, 2025; 66,774,651 shares issued and outstanding at December 31, 2024	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	—	9.1
Retained earnings	5,786.1	5,565.2
Accumulated other comprehensive loss	(172.4)	(364.5)
Total Penske Automotive Group stockholders' equity	5,613.7	5,209.8
Non-controlling interest	17.7	17.5
Total equity	5,631.4	5,227.3
Total liabilities and equity	$17,393.4	$16,720.9
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)
	(In millions, except per share amounts)
Revenue:
Retail automotive dealership	$6,517.5	$6,615.4	$13,086.8	$13,093.4
Retail commercial truck dealership	943.6	892.3	1,767.3	1,684.1
Commercial vehicle distribution and other	201.2	189.0	412.7	367.0
Total revenues	7,662.3	7,696.7	15,266.8	15,144.5
Cost of sales:
Retail automotive dealership	5,408.7	5,540.4	10,894.2	10,961.2
Retail commercial truck dealership	800.0	747.8	1,482.7	1,394.8
Commercial vehicle distribution and other	157.0	144.4	324.3	279.2
Total cost of sales	6,365.7	6,432.6	12,701.2	12,635.2
Gross profit	1,296.6	1,264.1	2,565.6	2,509.3
Selling, general, and administrative expenses	906.3	887.5	1,819.9	1,767.3
Depreciation	42.1	38.6	82.0	76.4
Operating income	348.2	338.0	663.7	665.6
Floor plan interest expense	(43.3)	(46.6)	(84.8)	(91.4)
Other interest expense	(21.6)	(19.9)	(44.1)	(41.2)
Gain on sale of dealership	—	—	52.3	—
Equity in earnings of affiliates	53.6	54.0	86.9	87.3
Income before income taxes	336.9	325.5	674.0	620.3
Income taxes	(86.0)	(82.6)	(178.1)	(161.2)
Net income	250.9	242.9	495.9	459.1
Less: Income attributable to non-controlling interests	0.9	1.7	1.6	2.7
Net income attributable to Penske Automotive Group common stockholders	$250.0	$241.2	$494.3	$456.4
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Net income attributable to Penske Automotive Group common stockholders	$3.78	$3.61	$7.44	$6.81
Shares used in determining basic earnings per share	66.2	66.9	66.5	67.0
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Net income attributable to Penske Automotive Group common stockholders	$3.78	$3.61	$7.44	$6.81
Shares used in determining diluted earnings per share	66.2	66.9	66.5	67.0
Amounts attributable to Penske Automotive Group common stockholders:
Net income	$250.9	$242.9	$495.9	$459.1
Less: Income attributable to non-controlling interests	0.9	1.7	1.6	2.7
Net income attributable to Penske Automotive Group common stockholders	$250.0	$241.2	$494.3	$456.4
Cash dividends per share	$1.26	$0.96	$2.48	$1.83
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)
	(In millions)
Net income	$250.9	$242.9	$495.9	$459.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	133.1	2.4	188.4	(34.2)
Other adjustments to comprehensive income, net of tax	4.6	(4.9)	4.3	(1.3)
Other comprehensive income (loss), net of tax:	137.7	(2.5)	192.7	(35.5)
Comprehensive income	388.6	240.4	688.6	423.6
Less: Comprehensive income attributable to non-controlling interests	1.4	1.6	2.2	2.8
Comprehensive income attributable to Penske Automotive Group common stockholders	$387.2	$238.8	$686.4	$420.8
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2025	2024
	(Unaudited)
	(In millions)
Operating Activities:
Net income	$495.9	$459.1
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	82.0	76.4
Earnings of equity method investments, net of distributions	(70.2)	(71.1)
Deferred income taxes	(43.9)	(2.0)
Stock-based compensation	16.9	15.3
Gain on sale of dealership	(52.3)	—
Changes in operating assets and liabilities:
Accounts receivable	(3.4)	101.2
Inventories	(6.4)	(305.6)
Other current assets	(14.8)	(44.2)
Floor plan notes payable	5.7	334.4
Accounts payable and accrued expenses	44.8	133.4
Other	18.1	(5.8)
Net cash provided by operating activities	472.4	691.1
Investing Activities:
Purchases of property, equipment, and improvements	(147.4)	(201.7)
Proceeds from sale of dealerships	79.2	—
Proceeds from sale of property and equipment	20.5	—
Proceeds from sale of equity method investment	16.0	—
Acquisitions net, including repayment of sellers' floor plan notes payable of $0.0 and $101.9, respectively	—	(440.8)
Other	(3.2)	(8.8)
Net cash used in investing activities	(34.9)	(651.3)
Financing Activities:
Proceeds from borrowings under revolving U.S. credit agreement and mortgage facilities	2,354.5	1,829.2
Repayments under revolving U.S. credit agreement and mortgage facilities	(2,450.1)	(1,760.6)
Net cash (repayments) borrowings of other debt	(15.0)	68.0
Net borrowings of floor plan notes payable — non-trade	48.7	51.6
Repurchases of common stock	(111.2)	(58.1)
Payments of tax withholding for stock-based compensation	(22.1)	(18.3)
Dividends	(165.4)	(123.0)
Payment of debt issuance costs	(0.6)	(0.7)
Other	—	(8.2)
Net cash used in financing activities	(361.2)	(20.1)
Effect of exchange rate changes on cash and cash equivalents	6.6	(1.0)
Net change in cash and cash equivalents	82.9	18.7
Cash and cash equivalents, beginning of period	72.4	96.4
Cash and cash equivalents, end of period	$155.3	$115.1
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$131.6	$127.4
Income taxes	181.3	161.3
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	Three Months Ended June 30, 2025
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, March 31, 2025	66,664,013	$—	$—	$5,704.3	$(309.6)	$5,394.7	$18.0	$5,412.7
Equity compensation	10,137	—	8.9	—	—	8.9	—	8.9
Repurchases of common stock	(630,044)	—	(8.9)	(84.6)	—	(93.5)	—	(93.5)
Dividends	—	—	—	(83.6)	—	(83.6)	—	(83.6)
Distributions to non-controlling interest	—	—	—	—	—	—	(1.7)	(1.7)
Foreign currency translation	—	—	—	—	132.6	132.6	0.5	133.1
Other	—	—	—	—	4.6	4.6	—	4.6
Net income	—	—	—	250.0	—	250.0	0.9	250.9
Balance, June 30, 2025	66,044,106	$—	$—	$5,786.1	$(172.4)	$5,613.7	$17.7	$5,631.4

	Three Months Ended June 30, 2024
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, March 31, 2024	67,049,359	$—	$—	$5,113.1	$(297.3)	$4,815.8	$30.3	$4,846.1
Equity compensation	10,724	—	7.7	—	—	7.7	—	7.7
Repurchases of common stock	(289,268)	—	(7.7)	(35.6)	—	(43.3)	—	(43.3)
Dividends	—	—	—	(64.4)	—	(64.4)	—	(64.4)
Distributions to non-controlling interest	—	—	—	—	—	—	(0.2)	(0.2)
Foreign currency translation	—	—	—	—	2.5	2.5	(0.1)	2.4
Other	—	—	—	—	(4.9)	(4.9)	—	(4.9)
Net income	—	—	—	241.2	—	241.2	1.7	242.9
Balance, June 30, 2024	66,770,815	$—	$—	$5,254.3	$(299.7)	$4,954.6	$31.7	$4,986.3
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	Six Months Ended June 30, 2025
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2024	66,774,651	$—	$9.1	$5,565.2	$(364.5)	$5,209.8	$17.5	$5,227.3
Equity compensation	154,727	—	16.9	—	—	16.9	—	16.9
Repurchases of common stock	(885,272)	—	(26.0)	(108.0)	—	(134.0)	—	(134.0)
Dividends	—	—	—	(165.4)	—	(165.4)	—	(165.4)
Distributions to non-controlling interest	—	—	—	—	—	—	(2.0)	(2.0)
Foreign currency translation	—	—	—	—	187.8	187.8	0.6	188.4
Other	—	—	—	—	4.3	4.3	—	4.3
Net income	—	—	—	494.3	—	494.3	1.6	495.9
Balance, June 30, 2025	66,044,106	$—	$—	$5,786.1	$(172.4)	$5,613.7	$17.7	$5,631.4

	Six Months Ended June 30, 2024
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2023	67,111,181	$—	$—	$4,990.3	$(264.1)	$4,726.2	$29.4	$4,755.6
Equity compensation	170,231	—	15.3	—	—	15.3	—	15.3
Repurchases of common stock	(510,597)	—	(15.3)	(61.3)	—	(76.6)	—	(76.6)
Dividends	—	—	—	(123.0)	—	(123.0)	—	(123.0)
Distributions to non-controlling interest	—	—	—	—	—	—	(0.5)	(0.5)
Foreign currency translation	—	—	—	—	(34.3)	(34.3)	0.1	(34.2)
Other	—	—	—	(8.1)	(1.3)	(9.4)	—	(9.4)
Net income	—	—	—	456.4	—	456.4	2.7	459.1
Balance, June 30, 2024	66,770,815	$—	$—	$5,254.3	$(299.7)	$4,954.6	$31.7	$4,986.3
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
Retail Automotive. As of June 30, 2025, we operated 353 retail automotive franchised dealerships, of which 148 are located in the U.S. and 205 are located outside of the U.S., principally in the U.K. As of June 30, 2025, we also operated 15 used vehicle dealerships, with six dealerships in the U.S. operating under the brand name CarShop, eight dealerships in the U.K. operating under the brand name Sytner Select, and one dealership in Australia operating under the brand name Penske Select. During the six months ended June 30, 2025, we sold one retail automotive franchise and opened one retail automotive franchise in the U.S., and we sold one used vehicle dealership in the U.K. In July 2025, we acquired one retail automotive franchise in Italy.
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
Retail Commercial Truck Dealership. We operate Premier Truck Group ("PTG"), a heavy- and medium-duty truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations across 10 U.S. states and the Canadian provinces of Ontario and Manitoba. As of June 30, 2025, PTG operated 45 locations selling new and/or used trucks, performing service and parts operations, or offering collision repair services.
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
Penske Transportation Solutions. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. ("PTL"). PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. ("Mitsui"). We account for our investment in PTL under the equity method, and we therefore record our share of PTL's earnings on our statements of income under the caption "Equity in earnings of affiliates," which also includes the results of our other equity method investments. Penske Transportation Solutions ("PTS") is the universal brand name for PTL's various business lines through which it is capable of meeting customers' needs across the supply chain with a broad product offering that includes full-

service truck leasing, truck rental, and contract maintenance along with logistics services, such as dedicated contract carriage, distribution center management, freight management, and dry van truckload carrier services.
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 is unaudited but includes all adjustments which our management believes to be necessary for the fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2024, which are included as part of our Annual Report on Form 10-K.
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

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.50% senior subordinated notes due 2025	549.9	547.8	549.1	$543.0
3.75% senior subordinated notes due 2029	497.0	472.0	496.6	451.8
Mortgage facilities (1)	379.5	362.1	474.8	450.6
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
In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $50.8 million and $48.2 million as of June 30, 2025, and December 31, 2024, respectively.
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
Retail Automotive Dealership
The following tables disaggregate our retail automotive segment revenue by product type and geographic location for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
Retail Automotive Dealership Revenue	2025	2024	2025	2024
New vehicle	$2,941.8	$2,995.8	$5,963.9	$5,798.4
Used vehicle	2,200.5	2,275.8	4,401.0	4,612.0
Finance and insurance, net	200.5	208.7	398.7	414.7
Service and parts	816.6	752.8	1,606.0	1,498.9
Fleet and wholesale	358.1	382.3	717.2	769.4
Total retail automotive dealership revenue	$6,517.5	$6,615.4	$13,086.8	$13,093.4

	Three Months Ended June 30,		Six Months Ended June 30,
Retail Automotive Dealership Revenue	2025	2024	2025	2024
U.S.	$3,795.1	$3,712.7	$7,486.1	$7,127.7
U.K.	2,085.8	2,399.0	4,409.0	4,945.5
Germany, Italy, Japan, and Australia	636.6	503.7	1,191.7	1,020.2
Total retail automotive dealership revenue	$6,517.5	$6,615.4	$13,086.8	$13,093.4

Retail Commercial Truck Dealership
The following table disaggregates our retail commercial truck segment revenue by product type for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
Retail Commercial Truck Dealership Revenue	2025	2024	2025	2024
New truck	$655.6	$615.4	$1,182.8	$1,109.6
Used truck	52.7	48.7	116.5	111.1
Finance and insurance, net	4.0	4.2	8.5	9.5
Service and parts	226.7	219.2	448.7	442.8
Other	4.6	4.8	10.8	11.1
Total retail commercial truck dealership revenue	$943.6	$892.3	$1,767.3	$1,684.1
Commercial Vehicle Distribution and Other
Our other reportable segment relates to our Penske Australia business. Commercial vehicle distribution and other revenue was $201.2 million and $412.7 million, including $68.2 million and $131.1 million of service and parts revenue, during the three and six months ended June 30, 2025, and $189.0 million and $367.0 million, including $70.9 million and $137.9 million of service and parts revenue, during the three and six months ended June 30, 2024, respectively.
Contract Balances
The following table summarizes our accounts receivable and unearned revenues as of June 30, 2025, and December 31, 2024:

	June 30, 2025	December 31, 2024
Accounts receivable
Contracts in transit	$262.7	$281.7
Vehicle receivables	180.5	136.3
Manufacturer receivables	217.6	233.3
Trade receivables	358.0	326.9

Accrued expenses
Unearned revenues	$294.6	$266.8
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
Unearned revenues primarily relate to payments received from customers prior to satisfaction of our performance obligations, such as refundable customer deposits, non-refundable customer deposits, and deferred revenues from operating leases. These amounts are presented within "Accrued expenses and other current liabilities" on our consolidated balance sheets. Of the amounts recorded as unearned revenues as of December 31, 2024, $161.1 million was recognized as revenue during the six months ended June 30, 2025.

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
We estimate the total undiscounted rent obligations under these leases, including any extension periods that we are reasonably certain to exercise, to be $5.3 billion as of June 30, 2025. Some of our lease arrangements include rental payments that are adjusted based on an index or rate, such as the Consumer Price Index (CPI). As the rate implicit in the lease is generally not readily determinable for our operating leases, the discount rates used to determine the present value of our lease liability are based on our incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. Our incremental borrowing rate for a lease is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a "rent coverage" ratio and a ratio of debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA"), each as defined in such leases. For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of the other lease covenants gives rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease.
In connection with the sale, relocation, and closure of certain of our dealerships, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties was $4.6 million and $9.0 million for the three and six months ended June 30, 2025, and $3.7 million and $7.6 million for the three and six months ended June 30, 2024, respectively. We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period. We do not have any material leases that have not yet commenced as of June 30, 2025.

The following table summarizes our net operating lease cost during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease Cost
Operating lease cost (1)	$70.9	$66.1	$139.9	$133.4
Sublease income	(4.6)	(3.7)	(9.0)	(7.6)
Total lease cost	$66.3	$62.4	$130.9	$125.8
_________________
(1)Includes short-term leases and variable lease costs, which are immaterial.
The following table summarizes supplemental cash flow information related to our operating leases:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$141.7	$133.5
Right-of-use assets modified or obtained in exchange for operating lease liabilities, net	$(18.1)	$112.2
Supplemental balance sheet information related to the weighted average remaining lease term and discount rate of our leases is as follows:

	June 30, 2025	December 31, 2024
Lease Term and Discount Rate
Weighted-average remaining lease term - operating leases	23 years	24 years
Weighted-average discount rate - operating leases	6.7%	6.7%
The following table summarizes the maturity of our lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on our consolidated condensed balance sheet as of June 30, 2025:

Maturity of Lease Liabilities	June 30, 2025
2025 (1)	$135.2
2026	264.3
2027	252.5
2028	247.6
2029	239.3
2030	234.1
2031 and thereafter	3,969.6
Total future minimum lease payments	$5,342.6
Less: Imputed interest	(2,838.2)
Present value of future minimum lease payments	$2,504.4

Current operating lease liabilities (2)	$102.4
Long-term operating lease liabilities	2,402.0
Total operating lease liabilities	$2,504.4
____________________
(1)Excludes the six months ended June 30, 2025.
(2)Included within "Accrued expenses and other current liabilities" on Consolidated Condensed Balance Sheet as of June 30, 2025.

4. Inventories
Inventories consisted of the following:

	June 30, 2025	December 31, 2024
Retail automotive dealership new vehicles	$2,325.1	$2,345.7
Retail automotive dealership used vehicles	1,168.5	1,119.2
Retail automotive parts, accessories, and other	183.1	167.8
Retail commercial truck dealership vehicles and parts	651.3	518.4
Commercial vehicle distribution vehicles, parts, and engines	521.6	489.1
Total inventories	$4,849.6	$4,640.2
We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $17.2 million and $16.3 million during the three months ended June 30, 2025 and 2024, respectively, and $33.9 million and $30.7 million during the six months ended June 30, 2025 and 2024, respectively.
5. Business Combinations
During the six months ended June 30, 2025, we made no acquisitions. During the six months ended June 30, 2024, we acquired 16 retail automotive franchises in the U.K., acquired two retail automotive franchises in Italy, and acquired two retail automotive franchises in Australia. We also acquired three full-service commercial truck dealerships and two independent repair facilities in the U.S. adding to PTG's operations. Our financial statements include the results of operations of the acquired entities from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements and may be subject to adjustment pending completion of final valuation. The following table summarizes the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the six months ended June 30, 2024:

Six Months Ended June 30,
2024
Accounts receivable	$33.6
Inventories	135.0
Other current assets	0.2
Property and equipment	37.0
Indefinite-lived intangibles	319.8
Other noncurrent assets	—
Current liabilities	(62.4)
Noncurrent liabilities	(22.4)
Total cash used in acquisitions	$440.8
Our following unaudited consolidated pro forma results of operations for the three and six months ended June 30, 2024 give effect to acquisitions consummated during 2024 as if they had occurred on January 1, 2024. This pro forma information is based on historical results of operations, adjusted for the income statement effects of incremental interest expense directly resulting from the acquisitions and the related tax effects. The pro forma information is not necessarily indicative of the results that would have been achieved had the transactions occurred on the first day of each of the periods presented or that may be achieved in the future:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Revenues	$7,964.7	$15,689.0
Net income attributable to Penske Automotive Group common stockholders	245.8	465.7
Net income per diluted common share	$3.67	$6.95

6. Intangible Assets
The following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the six months ended June 30, 2025:

	Goodwill	Other Indefinite- Lived Intangible Assets
Balance, January 1, 2025	$2,371.3	$1,011.6
Additions	—	—
Disposals	(7.9)	(9.9)
Impairment	—	(3.4)
Foreign currency translation	68.5	30.3
Balance, June 30, 2025	$2,431.9	$1,028.6
As of June 30, 2025, the goodwill balance for reporting units within our Retail Automotive, Retail Commercial Truck, and Other reportable segments was $1,855.5 million, $502.2 million, and $74.2 million, respectively. There is no goodwill recorded in our Non-Automotive Investments reportable segment.
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
The weighted average interest rate on floor plan borrowings was 4.4% and 4.9% for the six months ended June 30, 2025 and 2024, respectively. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle and all floor plan notes payable relating to pre-owned vehicles as "Floor plan notes payable — non-trade" on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.
8. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average shares of voting common stock outstanding, including unvested restricted stock awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average shares of voting common stock outstanding, adjusted for the dilutive impact of unissued shares paid to directors during the year as compensation. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average number of common shares outstanding	66,172,701	66,878,772	66,470,709	66,969,939
Effect of non-participatory equity compensation	14,551	16,776	14,551	16,776
Weighted average number of common shares outstanding, including effect of dilutive securities	66,187,252	66,895,548	66,485,260	66,986,715
9. Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2025	December 31, 2024
U.S. credit agreement — revolving credit line	$—	$—
U.K. credit agreement — revolving credit line	34.3	171.4
3.50% senior subordinated notes due 2025	549.9	549.1
3.75% senior subordinated notes due 2029	497.0	496.6
Mortgage facilities	379.5	474.8
Other debt	322.0	160.1
Total long-term debt	1,782.7	1,852.0
Less: current portion	(876.0)	(721.2)
Net long-term debt	$906.7	$1,130.8
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
The U.S. credit agreement also contains typical events of default, including upon a change of control, non-payment of our obligations, and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of June 30, 2025, we had no revolver borrowings under the U.S. credit agreement.

U.K. Credit Agreement
Our U.K. credit agreement with National Westminster Bank Plc and BMW Financial Services (GB) Limited provides up to a £200.0 million revolving line of credit to be used for working capital, acquisitions, capital expenditures, investments, and general corporate purposes. The revolving loans bear interest between defined Sterling Overnight Index Average (“SONIA”) plus 1.10% and defined SONIA plus 2.10%. In addition, the U.K. credit agreement includes a £100.0 million “accordion” feature which allows the U.K. subsidiaries to request up to an additional £100.0 million of facility capacity, subject to certain limitations. The lenders may agree to provide additional capacity, and, if not, the U.K. subsidiaries may add an additional lender, if available, to the facility to provide such additional capacity. Our U.K. credit agreement expires in January 2028. As of June 30, 2025, we had £25.0 million ($34.3 million) revolver borrowings under the U.K. credit agreement.
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
We have issued the following senior subordinated notes, which remain outstanding:

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
Mortgage Facilities
We are party to mortgages that bear interest at defined rates and require monthly principal and interest payments. We also have a revolving mortgage facility with Toyota Motor Credit Corporation in the U.S. Our maximum borrowing capacity under the mortgage facility is $500.0 million, contingent on our property values pledged under the mortgage facility. Our actual borrowing capacity as of June 30, 2025, was $408.3 million. The facility bears interest at the prime rate minus 1.68% and expires in December 2028. As of June 30, 2025, we had $42.0 million outstanding borrowings under this mortgage facility. Our mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain dealerships operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of June 30, 2025, we owed $379.5 million of principal under all of our mortgage facilities.

Other Debt
Our other debt consists primarily of various credit agreements and working capital loans in connection with local operations outside of the U.S. and the U.K.
10. Commitments and Contingent Liabilities
We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of June 30, 2025, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
We have $13.0 million of letters of credit outstanding and $25.8 million of bank guarantees as of June 30, 2025, and have posted $25.6 million of surety bonds in the ordinary course of business.
11. Equity
A summary of shares repurchased under our securities repurchase program, and shares acquired, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shares repurchased (1)	496,273	169,206	750,679	390,535
Aggregate purchase price in millions	$71.3	$25.2	$111.2	$58.1
Average purchase price per share	$143.70	$149.07	$148.19	$148.87

Shares acquired (2)	133,771	120,062	134,593	120,062
Aggregate purchase price in millions	$22.0	$18.3	$22.1	$18.3
Average purchase price per share	$164.18	$152.10	$164.16	$152.10
________________________
(1)Shares were repurchased under our securities repurchase program. On May 14, 2025, our Board of Directors delegated to management an additional $250 million in securities repurchase authority. We had $295.7 million in repurchase authorization remaining under the repurchase program as of June 30, 2025.

(2)Shares were acquired from employees in connection with a net share settlement feature of employee equity awards.

12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component during the three and six months ended June 30, 2025 and 2024, respectively, attributable to Penske Automotive Group common stockholders follows:
Three Months Ended June 30, 2025

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Loss
Balance at March 31, 2025	$(298.8)	$(10.8)	$(309.6)
Other comprehensive income, net of tax	132.6	4.6	137.2
Balance at June 30, 2025	$(166.2)	$(6.2)	$(172.4)
Three Months Ended June 30, 2024

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Loss
Balance at March 31, 2024	$(299.4)	$2.1	$(297.3)
Other comprehensive income (loss), net of tax	2.5	(4.9)	(2.4)
Balance at June 30, 2024	$(296.9)	$(2.8)	$(299.7)
Six Months Ended June 30, 2025

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$(354.0)	$(10.5)	$(364.5)
Other comprehensive income, net of tax	187.8	4.3	192.1
Balance at June 30, 2025	$(166.2)	$(6.2)	$(172.4)
Six Months Ended June 30, 2024

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$(262.6)	$(1.5)	$(264.1)
Other comprehensive loss, net of tax	(34.3)	(1.3)	(35.6)
Balance at June 30, 2024	$(296.9)	$(2.8)	$(299.7)
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

Three Months Ended June 30,
	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Total
Revenues
2025	$6,517.5	$943.6	$201.2	$—	$7,662.3
2024	6,615.4	892.3	189.0	—	7,696.7
Cost of sales
2025	$5,408.7	$800.0	$157.0	$—	$6,365.7
2024	5,540.4	747.8	144.4	—	6,432.6
Selling, general, and administrative expenses:
Personnel expenses
2025	$466.8	$65.4	$19.2	$—	$551.4
2024	444.8	64.8	18.7	—	528.3
Advertising expenses
2025	$30.9	$0.8	$0.8	$—	$32.5
2024	33.1	0.7	0.5	—	34.3
Rent & related expenses
2025	$97.9	$6.8	$3.5	$—	$108.2
2024	94.1	6.2	3.4	—	103.7
Other expenses (1)
2025	$201.0	$7.4	$5.8	$—	$214.2
2024	202.0	12.7	6.5	—	221.2
Depreciation
2025	$36.5	$4.1	$1.5	$—	$42.1
2024	33.5	3.7	1.4	—	38.6
Floor plan interest expense
2025	$36.2	$4.9	$2.2	$—	$43.3
2024	39.5	4.7	2.4	—	46.6
Other interest expense
2025	$17.5	$—	$4.1	$—	$21.6
2024	18.8	—	1.1	—	19.9
Equity in earnings of affiliates
2025	$0.3	$—	$—	$53.3	$53.6
2024	1.2	—	—	52.8	54.0

Segment income
2025	$222.3	$54.2	$7.1	$53.3	$336.9
2024	210.4	51.7	10.6	52.8	325.5
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

Six Months Ended June 30,
	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Total
Revenues
2025	$13,086.8	$1,767.3	$412.7	$—	$15,266.8
2024	13,093.4	1,684.1	367.0	—	15,144.5
Cost of sales
2025	$10,894.2	$1,482.7	$324.3	$—	$12,701.2
2024	10,961.2	1,394.8	279.2	—	12,635.2
Selling, general, and administrative expenses:
Personnel expenses
2025	$913.5	$131.3	$38.1	$—	$1,082.9
2024	882.2	131.0	36.2	—	1,049.4
Advertising expenses
2025	$59.6	$1.7	$1.2	$—	$62.5
2024	65.1	1.5	0.9	—	67.5
Rent & related expenses
2025	$193.1	$13.4	$7.0	$—	$213.5
2024	187.4	12.7	7.0	—	207.1
Other expenses (1)
2025	$426.6	$22.2	$12.2	$—	$461.0
2024	406.0	26.0	11.3	—	443.3
Depreciation
2025	$71.0	$8.1	$2.9	$—	$82.0
2024	66.6	7.2	2.6	—	76.4
Floor plan interest expense
2025	$71.7	$8.6	$4.5	$—	$84.8
2024	78.3	8.7	4.4	—	91.4
Other interest expense
2025	$35.5	$—	$8.6	$—	$44.1
2024	40.0	—	1.2	—	41.2
Equity in earnings of affiliates
2025	$0.5	$—	$—	$86.4	$86.9
2024	2.2	—	—	85.1	87.3

Segment income
2025 (2)	$474.4	$99.3	$13.9	$86.4	$674.0
2024	408.8	102.2	24.2	85.1	620.3
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

Three Months Ended June 30,
	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Total
Capital expenditures
2025	$51.6	$17.5	$1.7	$—	$70.8
2024	90.9	6.5	1.8	—	99.2

Six Months Ended June 30,
	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Total
Capital expenditures
2025	$109.5	$35.3	$2.6	$—	$147.4
2024	174.9	22.6	4.2	—	201.7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, and those in our other periodic reports filed with the Securities and Exchange Commission, and "Forward-Looking Statements." We have acquired and initiated a number of businesses during the periods presented and addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. Our period-to-period results of operations may vary depending on the dates of acquisitions or disposals.
Overview
We are a diversified international transportation services company and one of the world's premier automotive and commercial truck retailers. We operate dealerships in the United States, the United Kingdom, Canada, Germany, Italy, Japan, and Australia, and we are one of the largest retailers of commercial trucks in North America for Freightliner. We also distribute and retail commercial vehicles, diesel and gas engines, power systems, and related parts and services principally in Australia and New Zealand. We employ over 28,400 people worldwide. Additionally, we own 28.9% of Penske Transportation Solutions, a business that employs nearly 44,000 people worldwide, manages one of the largest, most comprehensive and modern trucking fleets in North America with over 414,000 trucks, tractors, and trailers under lease, rental, and/or maintenance contracts, and provides innovative transportation, supply chain, and technology solutions to its customers.
Business Overview
During the six months ended June 30, 2025, our business generated $15.3 billion in total revenue, which is comprised of approximately $13.1 billion from retail automotive dealerships, $1.8 billion from retail commercial truck dealerships, and $412.7 million from commercial vehicle distribution and other operations. We generated $2.6 billion in gross profit, which is comprised of $2.2 billion from retail automotive dealerships, $284.6 million from retail commercial truck dealerships, and $88.4 million from commercial vehicle distribution and other operations.
Retail Automotive. We are one of the largest global automotive retailers as measured by the $26.2 billion in total retail automotive dealership revenue we generated in 2024. We are diversified geographically with 57% of our total retail automotive dealership revenues in the six months ended June 30, 2025, generated in the U.S. and Puerto Rico and 43% generated outside of the U.S. We offer over 40 vehicle brands with 73% of our retail automotive franchised dealership revenue generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz, and Porsche, and 21% of revenue generated from volume non-U.S. brands such as Toyota and Honda in the six months ended June 30, 2025. As of June 30, 2025, we operated 353 retail automotive franchised dealerships, of which 148 are located in the U.S. and 205 are located outside of the U.S., principally in the U.K. As of June 30, 2025, we also operated 15 used vehicle dealerships, with six dealerships in the U.S. operating under the brand name CarShop, eight dealerships in the U.K. operating under the brand name Sytner Select, and one dealership in Australia operating under the brand name Penske Select. We retailed and wholesaled, including agency units, more than 280,000 vehicles in the six months ended June 30, 2025.
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
During the six months ended June 30, 2025, we sold one retail automotive franchise and opened one retail automotive franchise in the U.S., and we sold one used vehicle dealership in the U.K. In July 2025, we acquired one retail automotive franchise in Italy. Retail automotive dealerships represented 85.7% of our total revenues and 85.5% of our total gross profit in the six months ended June 30, 2025.

Retail Commercial Truck Dealership. We operate Premier Truck Group ("PTG"), a heavy- and medium-duty truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations across 10 U.S. states and the Canadian provinces of Ontario and Manitoba. As of June 30, 2025, PTG operated 45 locations selling new and/or used trucks, performing service and parts operations, or offering collision repair services. We retailed and wholesaled 10,203 new and used trucks in the six months ended June 30, 2025. This business represented 11.6% of our total revenues and 11.1% of our total gross profit in the six months ended June 30, 2025.
Penske Australia. Penske Australia is the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy- and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand, and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU (a Rolls-Royce solution), Detroit Diesel, Allison Transmission, and Bergen Engines. Penske Australia offers products across the on- and off-highway markets, including in the trucking, mining, power generation, energy solutions, defense, marine, rail, and construction sectors and supports full parts and aftersales service through a network of branches, field service locations, and dealers across the region. These businesses represented 2.7% of our total revenues and 3.4% of our total gross profit in the six months ended June 30, 2025.
Penske Transportation Solutions. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. ("PTL"). PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. ("Mitsui"). We account for our investment in PTL under the equity method, and we therefore record our share of PTL's earnings on our statements of income under the caption "Equity in earnings of affiliates," which also includes the results of our other equity method investments. Penske Transportation Solutions ("PTS") is the universal brand name for PTL's various business lines through which it is capable of meeting customers' needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental, and contract maintenance along with logistics services, such as dedicated contract carriage, distribution center management, freight management, and dry van truckload carrier services. We recorded $86.7 million and $85.4 million in equity earnings from this investment for the six months ended June 30, 2025 and 2024, respectively.
Outlook/Recent Developments
Tariffs. On March 26, 2025, U.S. President Trump announced the imposition of a 25% tariff on imports of automobiles and certain automobile parts (the "Automotive Tariffs"). These tariffs, which became effective on April 3, 2025, apply to imported fully-assembled passenger vehicles including sedans, SUVs, crossovers, minivans, and cargo vans as well as light trucks, and also apply to certain imported automotive parts. The situation regarding tariffs remains fluid.
In addition to the Automotive Tariffs, on April 2, 2025, U.S. President Trump announced a baseline tariff of 10% applied to imports from most countries, with limited country and product exceptions, and elevated tariff rates imposed on many specific countries (the "Reciprocal Tariffs"), although the implementation date of the Reciprocal Tariffs for countries not having reached new trade agreements with the U.S. has been extended until August 1, 2025. The vehicles and parts subject to the Automotive Tariffs are not subject to the Reciprocal Tariffs, although on April 29, 2025, U.S. President Trump announced further actions to reduce the compounding effects of other tariffs on vehicles and parts subject to the Automotive Tariffs and provide a partial reimbursement for tariffs imposed on foreign parts included in certain domestically assembled vehicles.
In response to these and other recently announced tariffs, certain key trading partners of the U.S. have negotiated new trade agreements with the United States to reduce the impact of tariffs, while trade discussions with other key partners remain ongoing. Despite new publicly announced trade agreements and ongoing bilateral discussions with key trading partners, the nature and scope of any new trade agreements remains uncertain.
It is difficult to assess the impact of tariffs and non-tariff trade barriers on our business and results of operations, particularly as the situation regarding tariffs and changes to trade policy remains fluid and our manufacturer partners have taken varying approaches in response. If sustained in their current or similar forms, tariffs are expected to broadly impact the automotive industry and supply chain and will affect a substantial portion of the retail automotive and commercial truck vehicles and parts we sell. The Automotive Tariffs and other tariffs have increased, or are likely to increase, the cost of acquiring vehicles and parts, as well as our inventory carrying costs going forward, which may alter the future mix and demand for certain vehicles produced by our manufacturer partners. Further, tariffs affecting new vehicles may potentially increase demand for used vehicles and our service and parts operations. While not subject to the Automotive Tariffs, the new trucks sold by Premier Truck Group ("PTG") are subject to the Reciprocal Tariffs and other tariffs which have been or may be announced and may have similar effects on the retail truck industry. We continue to monitor the impact of tariffs on our business and results of operations. For an additional discussion of certain risks associated Tariffs, see Part II, Item 1A. Risk Factors, "Tariffs and Trade Risk" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025.
Electric Vehicle Regulation. Federal and state governments and regulators in our markets have placed various restrictions on new retail automotive and commercial vehicles in an effort to combat perceived negative environmental effects, in many cases requiring vehicle manufacturers to achieve progressively lower emissions for new vehicles. For example, in 2023 and 2024, the Environmental Protection Agency ("EPA") allowed the State of California Air Resource Board (“CARB”) to adopt several environmental regulations exceeding various federal standards, including (i) the Advanced Clean Cars II (“ACCII”) program to rapidly accelerate the transition to Zero Emissions Vehicles (ZEVs) with 100% ZEV adoption required by model year 2035 (with certain allowances for hybrid gas/EVs), (ii) the Omnibus Low NOx program (the “Omnibus Rule”) to reduce nitrogen oxides (NOx) emissions from heavy-duty vehicles and (iii) the Advanced Clean Trucks rule (“ACT”) to phase out the sale of medium and heavy-duty gas-powered commercial vehicles over time by requiring a certain percentage of each manufacturer’s commercial vehicles sold within the state to be ZEVs. Certain states subsequently adopted California’s mandates, in whole or in part.
However, a renewed scrutiny by the U.S. executive branch, certain administrative agencies, and the U.S. Congress, as well as various international regulatory agencies, has cast uncertainty over the timelines and ultimate implementation of various environmental regulations and electrification mandates and in some cases, has resulted in their modification or repeal. In June 2025, three Congressional Review Act resolutions blocked the implementation of California’s vehicle emissions mandates including ACCII, the Omnibus Rule, and ACT, with the practical effect of repealing California’s electric vehicle mandates and those of other states adopting California’s rules. Although California and ten other states have filed litigation challenging the procedural process undertaken by the U.S. Congress to repeal these mandates, the timing and outcome of such litigation is uncertain.
Further, the EPA has recently stated it would reconsider the agency’s 2024 rules that would require a reduction in passenger vehicle fleetwide tailpipe emissions by nearly 50% by 2032 compared with 2027 projected levels, as well as the agency’s “Clean Trucks Plan” regulation adopted in 2022, which aims to significantly reduce certain smog- and soot-forming emissions from heavy-duty vehicles beginning in model year 2027. It is uncertain whether these rules will be further revoked or modified.
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
On July 4, 2025, H.R. 1, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), was signed into law. The bill provides consumers with a tax deduction for the interest on loans for certain U.S.-assembled vehicles and eliminates federal Electric Vehicle ("EV") tax credits for vehicles purchased or leased after September 30, 2025. The OBBBA also reinstates 100% bonus depreciation for qualified property placed in service after January 19, 2025. This provision allows for immediate expensing for income tax purposes of the full cost of eligible tangible assets, including certain machinery, equipment and building improvements. Further, the OBBBA has effectively eliminated fines for automotive manufacturers who fail to meet federal fuel efficiency standards for vehicles dating back to model year 2022, which is expected to result in significant savings for vehicle manufacturers. We are currently evaluating the impact of the OBBBA on our consolidated financial statements and the cash flow implications. For an additional discussion of certain risks associated with our business related to the environmental regulations, see Item 1A. Risk Factors, "Vehicle Emissions and Other Environmental Regulations" in our Annual Report on Form 10-K for the year ended December 31, 2024.
Retail Automotive. During the six months ended June 30, 2025, U.S. industry new light vehicle sales increased 3.2%, to 8.1 million units, including a 5.1% increase in retail sales, partially offset by a 2.1% decrease in fleet sales, as compared to the same period last year. New vehicle sales were positively impacted by continued strong consumer demand in the U.S., particularly in April and May 2025 in response to tariff announcements. Although U.K. new vehicle registrations increased 3.5% to 1.0 million registrations, including a 2.8% increase in fleet sales and a 5.0% increase in retail sales, as compared to the same period last year, the sale of new premium brand vehicles across the U.K., representing a significant portion of our U.K. portfolio, decreased 6.8% over such period. New vehicle sales were positively impacted by continued strong consumer demand in the U.S. Our new vehicle days' supply is 57 as of June 30, 2025, compared to 49 as of December 31, 2024. Our used vehicle days' supply is 44 as of June 30, 2025, compared to 47 as of December 31, 2024. We continue to expect strong demand for our service and parts operations driven by increased vehicle sales in recent years, increased average age of vehicles, recall campaigns, increased miles driven, and vehicle complexity.

Retail Commercial Truck Dealership. During the six months ended June 30, 2025, North American sales of Class 6-8 medium- and heavy-duty trucks, the vehicles sold by our PTG business, decreased 6.9% from the same period last year to 208,600 units. The Class 6-7 medium-duty truck market increased 0.8% from the same period last year to 73,613 units, and Class 8 heavy-duty trucks, the largest North American market, decreased 10.6% from the same period last year to 134,987 units. As discussed above, the new trucks sold by PTG, are subject to the Reciprocal Tariffs and other tariffs which have been or may be announced. We believe that, although PTG may experience increased demand for its service and parts operations and used trucks as a result of the tariffs, ongoing tariff volatility combined with general economic and freight market uncertainty may suppress new and used commercial vehicle demand. As of June 30, 2025, the Class 6-8 medium- and heavy-duty truck backlog is 140,938 units according to data published by ACT Research compared to 215,156 as of June 30, 2024, and a decrease of 27.4% since the prior quarter.
Commercial Vehicle Distribution and Other. During the six months ended June 30, 2025, the Australian heavy-duty truck market reported sales of 7,142 units, representing a decrease of 18.6% from the same period last year, while the New Zealand market reported sales of 1,140 units, representing a decrease of 40.7% from the same period last year. Our power system operations continue to grow through sales in the off-highway segments such as energy solutions, which provide power systems for large data centers, mining, and military applications.
Penske Transportation Solutions. A majority of PTS' revenue is generated by multi-year contracts for full-service leasing, contract maintenance, and logistics services. PTS also rents additional trucks to commercial customers in response to demand for freight as well as consumer customers. With a managed fleet of over 414,000 vehicles at June 30, 2025, PTS regularly sells trucks in order to maintain a low fleet age as well as in response to changes in demand for truck leasing and records a gain or loss on those sales. PTS has experienced an increase in revenue from its leasing and maintenance business, though it has experienced a decline in truck rental revenue and lower gain on sale of used trucks associated with continued weakness in the freight market. In response, PTS has decreased the size of its consumer and commercial rental fleets, aimed at improving the utilization rate of the fleet and has implemented certain operational improvements to mitigate the prolonged recessionary freight environment. PTS could also be negatively impacted by the tariffs discussed above, which could increase its costs of acquiring vehicles and parts as well as negatively impact the general freight environment.
As described in "Forward-Looking Statements," there are a number of factors that could cause actual results to differ materially from our expectations, including those discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, and our other periodic reports filed with the Securities and Exchange Commission.
Operating Overview
Automotive and commercial truck dealerships represent 97.3% of our revenue and 85.1% of our earnings before taxes during the six months ended June 30, 2025. Income from our PTS investment represents 12.9% of our earnings before taxes during the six months ended June 30, 2025. New and used vehicle revenues typically include sales to retail customers, agency customers, fleet customers, and leasing companies providing consumer leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, sales of third-party insurance policies, commissions relating to the sale of finance and lease contracts to third parties, and the sales of certain other products. Service and parts revenues include fees paid by customers for repair, maintenance and collision services, and the sale of replacement parts and other aftermarket accessories as well as warranty repairs that are reimbursed directly by vehicle manufacturers.
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
Across our consolidated business, total revenue decreased $34.4 million, or 0.4%, and gross profit increased $32.5 million, or 2.6%, during the three months ended June 30, 2025. For the six months ended June 30, 2025, total revenue increased $122.3 million, or 0.8%, and gross profit increased $56.3 million, or 2.2%, compared to the same periods in 2024.

As exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to weaken against the U.S. Dollar, our U.K. results of operations would translate into less U.S. Dollar reported results. Foreign currency average rate fluctuations increased revenue and gross profit by $136.6 million and $20.2 million, respectively, for the three months ended June 30, 2025, and increased revenue and gross profit by $96.2 million and $13.3 million, respectively, for the six months ended June 30, 2025, compared to the same periods in 2024. Foreign currency average rate fluctuations increased earnings per share by approximately $0.03 per share for the three months ended June 30, 2025, and increased earnings per share by approximately $0.02 per share for the six months ended June 30, 2025, compared to the same periods in 2024. Excluding the impact of foreign currency average rate fluctuations, aggregate revenue and gross profit decreased 2.2% and increased 1.0%, respectively, for the three months ended June 30, 2025, and increased 0.2% and increased 1.7%, respectively, for the six months ended June 30, 2025, compared to the same periods in 2024.
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
The future success of our business is dependent upon, among other things, macro-economic, geo-political, and industry conditions and events, including their impact on sales of new and used vehicles, service and parts, and repair and maintenance services, the availability of consumer credit, changes in consumer demand, consumer confidence levels, fuel prices, demand for trucks to move freight with respect to PTS and PTG and other freight metrics such as spot rates or miles driven, personal discretionary spending levels, interest rates, foreign currency exchange rates, and unemployment rates; our ability to obtain vehicles and parts from our manufacturers, especially in light of supply chain disruptions due to natural disasters, tariffs and non-tariff trade barriers, any shortages of vehicle components, international conflicts, challenges in sourcing labor or labor strikes or work stoppages, or other disruptions; the control our manufacturer partners can exert over our operations and our reliance on them for various aspects of our business; risks to our reputation and those of our manufacturer partners; changes in the retail model from direct sales by manufacturers, a transition to an agency model of sales, sales by online competitors, or from the expansion of EVs; disruptions to the security and availability of our information technology systems and those of our third party providers, which systems are increasingly threatened by ransomware and other cyber attacks; the effects of a pandemic on the global economy, including our ability to react effectively to changing business conditions in light of any pandemic; the impact of tariffs targeting imported vehicles and parts, as well as changes or increases in tariffs, trade restrictions, trade disputes, or non-tariff trade barriers; the rate of inflation, including its impact on vehicle affordability; changes in interest rates and foreign currency exchange rates; our ability to consummate, integrate, and realize returns on our acquisitions; with respect to PTS, changes in the financial health of its customers, labor strikes, or work stoppages by its employees, a reduction in PTS' asset utilization rates, continued availability from truck manufacturers and suppliers of vehicles and parts for its fleet, including with respect to the effect of various government mandates concerning the electrification of its vehicle fleet, changes in values of used trucks which affects PTS' profitability on truck sales and regulatory risks and related compliance costs; our ability to realize returns on our significant capital investments in new and upgraded dealership facilities; our ability to navigate a rapidly changing automotive and truck landscape; our ability to respond to new or enhanced regulations in both our domestic and international markets relating to dealerships and vehicles sales, including those related to the sales process, emissions standards or electrification, as well as changes in consumer sentiment relating to commercial truck sales that may hinder our or PTS' ability to maintain, acquire, sell, or operate trucks; the success of our distribution of commercial vehicles, engines, and power systems; natural disasters; recall initiatives or other disruptions that interrupt the supply of vehicles or parts to us; the outcome of legal and administrative matters, and other factors over which management has limited control. See Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, and our other periodic reports filed with the Securities and Exchange Commission.

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
Our results for the six months ended June 30, 2025, include a gain of $52.3 million from the sale of one retail automotive franchise in the U.S. in the first quarter of 2025, resulting in an after-tax gain of $38.9 million, or $0.58 per share. This gain was partially offset by impairments and other charges in the first quarter of 2025 of $25.2 million (none of which was individually material), resulting in an after-tax expense of $20.9 million, or $0.31 per share. This resulted in a net after-tax gain of $18.0 million, or $0.27 per share.

Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024
Retail Automotive Dealership New Vehicle Data
(In millions, except unit and per unit amounts)

			2025 vs. 2024
New Vehicle Data	2025	2024	Change	% Change
New retail unit sales (excluding agency)	47,546	50,861	(3,315)	(6.5)%
Same-store new retail unit sales (excluding agency)	46,014	49,465	(3,451)	(7.0)%
New agency unit sales	10,079	10,221	(142)	(1.4)%
Same-store new agency unit sales	10,079	9,591	488	5.1%
New sales revenue	$2,941.8	$2,995.8	$(54.0)	(1.8)%
Same-store new sales revenue	$2,850.0	$2,919.9	$(69.9)	(2.4)%
New retail sales revenue per unit (excluding agency)	$61,340	$58,437	$2,903	5.0%
Same-store new retail sales revenue per unit (excluding agency)	$61,385	$58,570	$2,815	4.8%
Gross profit — new	$282.4	$291.0	$(8.6)	(3.0)%
Same-store gross profit — new	$272.7	$284.5	$(11.8)	(4.1)%
Average gross profit per new vehicle (excluding agency)	$5,443	$5,302	$141	2.7%
Same-store average gross profit per new vehicle (excluding agency)	$5,413	$5,340	$73	1.4%
Gross margin % — new	9.6%	9.7%	(0.1)%	(1.0)%
Same-store gross margin % — new	9.6%	9.7%	(0.1)%	(1.0)%
Units
Retail unit deliveries of new vehicles decreased from 2024 to 2025 due to a 2,963 unit, or 5.0%, decrease in same-store new retail unit deliveries, coupled with a 494 unit decrease from net dealership acquisitions/dispositions throughout the second half of 2024. Same-store retail units delivered decreased 0.2% in the U.S. and decreased 11.0% internationally. Overall, new retail unit deliveries increased 0.6% in the U.S. and decreased 13.3% internationally. We believe the decrease in same-store retail unit deliveries is primarily due to a comparative decrease in the sale of premium branded vehicles across the U.K. and decreased manufacturer incentives and other programs, partially offset by increased consumer demand in the U.S. in response to tariff announcements.
Revenues
New vehicle sales revenue decreased from 2024 to 2025 due to a $69.9 million, or 2.4%, decrease in same-store revenues, partially offset by a $15.9 million increase from net dealership acquisitions/dispositions. Excluding $52.8 million of favorable foreign currency fluctuations, same-store new revenue decreased 4.2%. Same-store revenue (excluding agency) decreased due to the decrease in same-store new retail unit sales, which decreased revenue by $202.1 million, partially offset by a $2,815 per unit increase in same-store comparative average retail selling price (including a $1,117 per retail unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $129.5 million. We believe the increase in same-store comparative average retail selling price (excluding agency) is primarily due to changes in the mix of higher priced units sold.
Gross Profit
Retail gross profit from new vehicle sales decreased from 2024 to 2025 due to an $11.8 million, or 4.1%, decrease in same-store gross profit, partially offset by a $3.2 million increase from net dealership acquisitions/dispositions resulting in sales of more premium branded vehicles with comparatively higher gross margins. Excluding $5.8 million of favorable foreign currency fluctuations, same-store gross profit decreased 6.2%. Same-store gross profit (excluding agency) decreased due to the decrease in same-store new retail sales, which decreased retail gross profit by $18.4 million, partially offset by a $73 per unit increase in same-store comparative average gross profit (including a $98 per retail unit increase attributable to favorable foreign currency fluctuations), which increased gross profit by $3.4 million. Excluding favorable foreign currency, same-store comparative average retail gross profit per unit (excluding agency) decreased by $25 per unit.

Retail Automotive Dealership Used Vehicle Data
(In millions, except unit and per unit amounts)

			2025 vs. 2024
Used Vehicle Data	2025	2024	Change	% Change
Used retail unit sales	54,999	65,571	(10,572)	(16.1)%
Same-store used retail unit sales	53,602	61,146	(7,544)	(12.3)%
Used retail sales revenue	$2,200.5	$2,275.8	$(75.3)	(3.3)%
Same-store used retail sales revenue	$2,140.1	$2,168.0	$(27.9)	(1.3)%
Used retail sales revenue per unit	$40,010	$34,707	$5,303	15.3%
Same-store used retail sales revenue per unit	$39,927	$35,455	$4,472	12.6%
Gross profit — used	$127.9	$119.5	$8.4	7.0%
Same-store gross profit — used	$124.3	$115.5	$8.8	7.6%
Average gross profit per used vehicle retailed	$2,326	$1,822	$504	27.7%
Same-store average gross profit per used vehicle retailed	$2,320	$1,889	$431	22.8%
Gross margin % — used	5.8%	5.3%	0.5%	9.4%
Same-store gross margin % — used	5.8%	5.3%	0.5%	9.4%
Units
Retail unit sales of used vehicles decreased from 2024 to 2025 due to a 7,544 unit, or 12.3%, decrease in same-store used retail unit sales, coupled with a 3,028 unit decrease from net dealership dispositions. Our same-store units decreased 3.9% in the U.S. and decreased 19.8% internationally. Overall, our used units decreased 3.3% in the U.S. and decreased 26.6% internationally. Same-store unit sales were impacted by the transition of our U.K. CarShop locations to Sytner Select dealerships which sell fewer units. Excluding the decrease of 5,153 units across the U.K. Sytner Select dealerships, same-store used retail unit sales of used vehicles decreased by 2,391 units. Excluding the U.K. Sytner Select dealerships from both periods, used vehicles retailed decreased 6.3% internationally and decreased 4.6% overall and same-store used units decreased 5.5% internationally and decreased 4.6% overall. In addition to the impact from net dealership dispositions, we believe the decrease in same-store retail sales of used units was driven largely by a change in inventory management strategy of our used vehicles internationally, coupled with challenges in sourcing lower mileage, higher quality used vehicles and comparatively fewer lease returns in the U.S.
Revenues
Used vehicle retail sales revenue decreased from 2024 to 2025 due to a $47.4 million decrease from net dealership dispositions, coupled with a $27.9 million, or 1.3%, decrease in same-store revenues. Excluding $63.5 million of favorable foreign currency fluctuations, same-store used retail revenue decreased 4.2%. The decrease in same-store revenue is due to the decrease in same-store used retail unit sales discussed above, which decreased revenue by $267.6 million, partially offset by a $4,472 per unit increase in same-store comparative average selling price (including a $1,185 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $239.7 million. We believe the increase in same-store comparative average selling price is primarily due to the transition of our former U.K. CarShop locations to Sytner Select dealerships which focus on lower volume, higher priced and higher margin inventory, coupled with affordability and availability concerns with respect to new vehicles due to tariff implications.
Gross Profit
Retail gross profit from used vehicle sales increased from 2024 to 2025 due to an $8.8 million, or 7.6%, increase in same-store gross profit, partially offset by a $0.4 million decrease from net dealership dispositions. Excluding $3.4 million of favorable foreign currency fluctuations, same-store gross profit increased 4.7%. The increase in same-store gross profit is due to a $431 per unit increase in same-store comparative average gross profit (including a $64 per unit increase attributable to favorable foreign currency fluctuations), which increased gross profit by $23.1 million, partially offset by the decrease in same-store used retail unit sales, which decreased gross profit by $14.3 million. We believe the increase in same-store comparative average gross profit per unit is primarily due to a change in inventory management strategy internationally and the transition of our U.K. CarShop locations to Sytner Select dealerships which focus on lower volume, higher priced and higher margin inventory, coupled with the increase in gross profit per unit as a result of a decreased supply of used vehicles in the U.S. from declining lease renewals as well as increased consumer demand for used vehicles in response to tariff announcements.
Retail Automotive Dealership Finance and Insurance Data
(In millions, except unit and per unit amounts)

			2025 vs. 2024
Finance and Insurance Data	2025	2024	Change	% Change
Total retail unit sales	102,545	116,432	(13,887)	(11.9)%
Total same-store retail unit sales	99,616	110,611	(10,995)	(9.9)%
Total agency unit sales	10,079	10,221	(142)	(1.4)%
Total same-store agency unit sales	10,079	9,591	488	5.1%
Finance and insurance revenue	$200.5	$208.7	$(8.2)	(3.9)%
Same-store finance and insurance revenue	$198.0	$201.1	$(3.1)	(1.5)%
Finance and insurance revenue per unit (excluding agency)	$1,919	$1,766	$153	8.7%
Same-store finance and insurance revenue per unit (excluding agency)	$1,966	$1,804	$162	9.0%
Finance and insurance revenue decreased from 2024 to 2025 due to a $5.1 million decrease from net dealership dispositions, coupled with a $3.1 million, or 1.5%, decrease in same-store revenue. Excluding $3.6 million of favorable foreign currency fluctuations, same-store finance and insurance revenue decreased 3.3%. Same-store revenue (excluding agency) decreased due to the decrease in combined same-store new and used retail unit sales, which decreased revenue by $19.8 million, partially offset by a $162 per unit increase in same-store comparative average finance and insurance retail revenue (including a $35 per retail unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $16.1 million. Same-store finance and insurance revenue per unit (excluding agency) increased 4.6% in the U.S. and increased 14.4% in the U.K. We believe the increase in same-store finance and insurance revenue per unit (excluding agency) is primarily due to the increase in average selling price of both new and used vehicles, coupled with enhanced product offerings internationally and our efforts to increase product penetration across the markets we serve.
Retail Automotive Dealership Service and Parts Data
(In millions)

			2025 vs. 2024
Service and Parts Data	2025	2024	Change	% Change
Service and parts revenue	$816.6	$752.8	$63.8	8.5%
Same-store service and parts revenue	$792.7	$741.5	$51.2	6.9%
Gross profit — service and parts	$481.0	$439.6	$41.4	9.4%
Same-store service and parts gross profit	$469.0	$431.1	$37.9	8.8%
Gross margin % — service and parts	58.9%	58.4%	0.5%	0.9%
Same-store service and parts gross margin %	59.2%	58.1%	1.1%	1.9%
Revenues
Service and parts revenue increased from 2024 to 2025, with an increase of 7.7% in the U.S. and an increase of 9.8% internationally. The increase in service and parts revenue is due to a $51.2 million, or 6.9%, increase in same-store revenues, coupled with a $12.6 million increase from net dealership acquisitions. Excluding $16.3 million of favorable foreign currency fluctuations, same-store revenue increased 4.7%. The increase in same-store revenue is due to a $28.4 million, or 5.3%, increase in customer pay revenue and a $23.4 million, or 15.0%, increase in warranty revenue, partially offset by a $0.6 million, or 1.2%, decrease in vehicle preparation and body shop revenue. We believe the increase in same-store revenue is primarily due to additional warranty opportunities due to manufacturer recalls, vehicles remaining on the road longer due to affordability considerations, including in light of tariff announcements, and increasing vehicle complexity, as well as increases in labor rates, repair orders, and the price of parts.
Gross Profit
Service and parts gross profit increased from 2024 to 2025 due to a $37.9 million, or 8.8%, increase in same-store gross profit, coupled with a $3.5 million increase from net dealership acquisitions. Excluding $8.8 million of favorable foreign currency fluctuations, same-store gross profit increased 6.7%. The increase in same-store gross profit is due to the increase in same-store revenues, which increased gross profit by $30.3 million, coupled with a 1.1% increase in same-store gross margin from 58.1% to 59.2%, which increased gross profit by $7.6 million. The increase in same-store gross profit is due to an $18.0 million, or 7.1%, increase in customer pay gross profit, a $13.5 million, or 16.1%, increase in warranty gross profit, and a $6.4 million, or 6.9%, increase in vehicle preparation and body shop gross profit. We believe the increase in same-store gross margin is primarily due to a change in the mix of warranty and customer pay, particularly in the U.S.
Retail Commercial Truck Dealership Data
(In millions, except unit and per unit amounts)

			2025 vs. 2024
New Commercial Truck Data	2025	2024	Change	% Change
New retail unit sales	4,638	4,483	155	3.5%
Same-store new retail unit sales	4,311	4,465	(154)	(3.4)%
New retail sales revenue	$655.6	$615.4	$40.2	6.5%
Same-store new retail sales revenue	$605.6	$612.5	$(6.9)	(1.1)%
New retail sales revenue per unit	$141,345	$137,269	$4,076	3.0%
Same-store new retail sales revenue per unit	$140,476	$137,177	$3,299	2.4%
Gross profit — new	$36.6	$39.3	$(2.7)	(6.9)%
Same-store gross profit — new	$33.2	$39.0	$(5.8)	(14.9)%
Average gross profit per new truck retailed	$7,889	$8,765	$(876)	(10.0)%
Same-store average gross profit per new truck retailed	$7,711	$8,743	$(1,032)	(11.8)%
Gross margin % — new	5.6%	6.4%	(0.8)%	(12.5)%
Same-store gross margin % — new	5.5%	6.4%	(0.9)%	(14.1)%
Units
Retail unit sales of new trucks increased from 2024 to 2025 due to a 309 unit increase from net dealership acquisitions, partially offset by a 154 unit, or 3.4%, decrease in same-store new retail unit sales. We believe the decrease in same-store unit sales is primarily due to replacement demand cycles, coupled with a prolonged recessionary freight rate environment.
Revenues
New commercial truck retail sales revenue increased from 2024 to 2025 due to a $47.1 million increase from net dealership acquisitions, partially offset by a $6.9 million, or 1.1%, decrease in same-store revenues. The decrease in same-store revenue is due to the decrease in same-store new retail unit sales, which decreased revenue by $21.1 million, partially offset by a $3,299 per unit increase in same-store comparative average selling price, which increased revenue by $14.2 million. We believe the increase in same-store comparative average selling price is primarily due to manufacturer price increases.
Gross Profit
New commercial truck retail gross profit decreased from 2024 to 2025 due to a $5.8 million, or 14.9%, decrease in same-store gross profit, partially offset by a $3.1 million increase from net dealership acquisitions. The decrease in same-store gross profit is due to a $1,032 per unit decrease in same-store comparative average gross profit, which decreased gross profit by $4.4 million, coupled with the decrease in same-store new retail unit sales, which decreased gross profit by $1.4 million. We believe the decrease in same-store comparative average gross profit per unit is primarily due to a shift in the sales mix, coupled with a prolonged recessionary freight rate environment.

			2025 vs. 2024
Used Commercial Truck Data	2025	2024	Change	% Change
Used retail unit sales	701	765	(64)	(8.4)%
Same-store used retail unit sales	684	764	(80)	(10.5)%
Used retail sales revenue	$52.7	$48.7	$4.0	8.2%
Same-store used retail sales revenue	$51.6	$48.6	$3.0	6.2%
Used retail sales revenue per unit	$75,223	$63,665	$11,558	18.2%
Same-store used retail sales revenue per unit	$75,373	$63,616	$11,757	18.5%
Gross profit — used	$4.9	$3.4	$1.5	44.1%
Same-store gross profit — used	$4.8	$3.4	$1.4	41.2%
Average gross profit per used truck retailed	$7,037	$4,502	$2,535	56.3%
Same-store average gross profit per used truck retailed	$7,016	$4,487	$2,529	56.4%
Gross margin % — used	9.3%	7.0%	2.3%	32.9%
Same-store gross margin % — used	9.3%	7.0%	2.3%	32.9%
Units
Retail unit sales of used trucks decreased from 2024 to 2025 due to an 80 unit, or 10.5%, decrease in same-store retail unit sales, partially offset by a 16 unit increase from net dealership acquisitions. We believe the decrease in same-store unit sales is primarily due to challenges in sourcing lower mileage, higher quality used trucks for sale.
Revenues
Used commercial truck retail sales revenue increased from 2024 to 2025 due to a $3.0 million, or 6.2%, increase in same-store revenues, coupled with a $1.0 million increase from net dealership acquisitions. The increase in same-store revenue is due to an $11,757 per unit increase in same-store comparative average selling price, which increased revenue by $8.0 million, partially offset by the decrease in same-store used retail unit sales, which decreased revenue by $5.0 million. We believe the increase in same-store comparative average selling price is primarily due to the limited availability of lower mileage, higher quality used trucks available for sale.
Gross Profit
Used commercial truck retail gross profit increased from 2024 to 2025 primarily due to a $1.4 million, or 41.2%, increase in same-store gross profit, coupled with a $0.1 million increase from net dealership acquisitions. The increase in same-store gross profit is due to a $2,529 per unit increase in same-store comparative average gross profit, which increased gross profit by $1.7 million, partially offset by the decrease in same-store used retail unit sales, which decreased gross profit by $0.3 million. We believe the increase in same-store comparative average gross profit per unit is primarily due to the limited availability of lower mileage, higher quality used trucks available for sale, increased consumer demand for used trucks due to tariff announcements, and affordability concerns regarding new trucks due to the prolonged recessionary freight environment, resulting in a sales mix of higher priced used units sold.

			2025 vs. 2024
Service and Parts Data	2025	2024	Change	% Change
Service and parts revenue	$226.7	$219.2	$7.5	3.4%
Same-store service and parts revenue	$218.9	$217.3	$1.6	0.7%
Gross profit — service and parts	$94.9	$94.1	$0.8	0.9%
Same-store service and parts gross profit	$91.2	$93.2	$(2.0)	(2.1)%
Gross margin % — service and parts	41.9%	42.9%	(1.0)%	(2.3)%
Same-store service and parts gross margin %	41.7%	42.9%	(1.2)%	(2.8)%
Revenues
Service and parts revenue increased from 2024 to 2025 due to a $5.9 million increase from net dealership acquisitions, coupled with a $1.6 million, or 0.7%, increase in same-store revenues. Customer pay work represented 79.1%, warranty represented 18.0%, and collision repair represented 2.9% of PTG's service and parts revenue. The increase in same-store revenue is due to a $2.2 million, or 1.3%, increase in customer pay revenue, partially offset by a $0.4 million, or 5.8%, decrease in body shop revenue and a $0.2 million, or 0.5%, decrease in warranty revenue. We believe the increase in same-store service and parts revenue is primarily due to the favorable comparison against June 2024, when revenue was negatively impacted by the CDK outage that disrupted our ability to sell retail parts and service vehicles.
Gross Profit
Service and parts gross profit increased from 2024 to 2025 due to a $2.8 million increase from net dealership acquisitions, partially offset by a $2.0 million, or 2.1%, decrease in same-store gross profit. The decrease in same-store gross profit is due to a 1.2% decrease in same-store gross margin, which decreased gross profit by $2.7 million, partially offset by the increase in same-store revenues, which increased gross profit by $0.7 million. The decrease in same-store gross profit is primarily due to a $1.5 million, or 2.4%, decrease in customer pay gross profit and a $0.7 million, or 8.8%, decrease in body shop gross profit, partially offset by a $0.2 million, or 0.9%, increase in warranty gross profit.
Commercial Vehicle Distribution and Other Data
(In millions, except unit amounts)

			2025 vs. 2024
Penske Australia Data	2025	2024	Change	% Change
Commercial vehicle units (wholesale and retail)	296	318	(22)	(6.9)%
Power system units	291	282	9	3.2%
Sales revenue	$201.2	$189.0	$12.2	6.5%
Gross profit	$44.2	$44.6	$(0.4)	(0.9)%
Penske Australia primarily distributes and services commercial vehicles, engines, and power systems. This business generated $201.2 million of revenue during the three months ended June 30, 2025, compared to $189.0 million of revenue in the prior year, an increase of 6.5%. This business also generated $44.2 million of gross profit during the three months ended June 30, 2025, compared to $44.6 million of gross profit in the prior year, a decrease of 0.9%.
Excluding $5.6 million of unfavorable foreign currency fluctuations, revenue increased 9.4% primarily due to an increase in higher value power generation units sold, partially offset by a decrease in commercial vehicle units sold. Excluding $1.2 million of unfavorable foreign currency fluctuations, gross profit increased 2.2% primarily due to an increase in higher value power generation units sold, partially offset by a decrease in commercial vehicle units sold related to the decline in the Australian heavy-duty truck market.
Selling, General, and Administrative Data
(In millions)

			2025 vs. 2024
Selling, General, and Administrative Data	2025	2024	Change	% Change
Personnel expense	$551.4	$528.3	$23.1	4.4%
Advertising expense	$32.5	$34.3	$(1.8)	(5.2)%
Rent & related expense	$108.2	$103.7	$4.5	4.3%
Other expense	$214.2	$221.2	$(7.0)	(3.2)%
Total SG&A expenses	$906.3	$887.5	$18.8	2.1%
Same-store SG&A expenses	$881.2	$864.9	$16.3	1.9%

Personnel expense as % of gross profit	42.5%	41.8%	0.7%	1.7%
Advertising expense as % of gross profit	2.5%	2.7%	(0.2)%	(7.4)%
Rent & related expense as % of gross profit	8.3%	8.2%	0.1%	1.2%
Other expense as % of gross profit	16.6%	17.5%	(0.9)%	(5.1)%
Total SG&A expenses as % of gross profit	69.9%	70.2%	(0.3)%	(0.4)%
Same-store SG&A expenses as % of same-store gross profit	69.9%	70.0%	(0.1)%	(0.1)%

Selling, general, and administrative expenses ("SG&A") increased from 2024 to 2025 due to a $16.3 million, or 1.9%, increase in same-store SG&A, coupled with a $2.5 million increase from net acquisitions. Excluding $16.5 million of unfavorable foreign currency fluctuations, same-store SG&A decreased 0.1%. SG&A as a percentage of gross profit was 69.9%, a decrease of 30 basis points compared to 70.2% in the prior year. SG&A expenses as a percentage of total revenue were 11.8% and 11.5% in the three months ended June 30, 2025 and 2024, respectively. We believe the increase in SG&A expenses is primarily due to increases in personnel expenses related to an increase in overall gross profit, and rent and related expenses.
Depreciation
(In millions)

			2025 vs. 2024
	2025	2024	Change	% Change
Depreciation	$42.1	$38.6	3.5	9.1%
Depreciation increased from 2024 to 2025 due to a $3.1 million, or 8.3%, increase in same-store depreciation due to capital expenditures, coupled with a $0.4 million increase from net dealership acquisitions.
Floor Plan Interest Expense
(In millions)

			2025 vs. 2024
	2025	2024	Change	% Change
Floor plan interest expense	$43.3	$46.6	(3.3)	(7.1)%
Floor plan interest expense decreased from 2024 to 2025 due to a $5.3 million, or 11.5%, decrease in same-store floor plan interest expense, partially offset by a $2.0 million increase from net acquisitions. The overall decrease is due to decreases in applicable rates, partially offset by increases in average amounts outstanding under floor plan arrangements due to increasing levels of inventory.
Other Interest Expense
(In millions)

			2025 vs. 2024
	2025	2024	Change	% Change
Other interest expense	$21.6	$19.9	1.7	8.5%
Other interest expense increased from 2024 to 2025 due to increases in average revolver borrowing amounts outstanding under our credit agreements, partially offset by decreases in applicable rates.
Equity in Earnings of Affiliates
(In millions)

			2025 vs. 2024
	2025	2024	Change	% Change
Equity in earnings of affiliates	$53.6	$54.0	(0.4)	(0.7)%
Equity in earnings of affiliates decreased from 2024 to 2025 due to the decrease in earnings from our joint ventures primarily due to the sale of our 50% interest in certain German dealerships in the fourth quarter of 2024, partially offset by a $0.6 million, or 1.1%, increase in earnings from our investment in PTS. We believe the increase in our PTS equity earnings is primarily due to an increase in revenue from PTS' leasing and maintenance business, partially offset by the continued decline in truck rental revenue and lower gain on sale of used trucks associated with weakness in the freight market.

Income Taxes
(In millions)

			2025 vs. 2024
	2025	2024	Change	% Change
Income taxes	$86.0	$82.6	3.4	4.1%
Income taxes increased from 2024 to 2025 primarily due to an $11.4 million increase in our pre-tax income compared to the prior year. Our effective tax rate was 25.5% during the three months ended June 30, 2025, compared to 25.4% during the three months ended June 30, 2024, primarily due to fluctuations in our geographic pre-tax income mix.
Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024
Retail Automotive Dealership New Vehicle Data
(In millions, except unit and per unit amounts)

			2025 vs. 2024
New Vehicle Data	2025	2024	Change	% Change
New retail unit sales (excluding agency)	98,148	99,528	(1,380)	(1.4)%
Same-store new retail unit sales (excluding agency)	94,857	96,564	(1,707)	(1.8)%
New agency unit sales	20,765	19,153	1,612	8.4%
Same-store new agency unit sales	20,765	17,660	3,105	17.6%
New sales revenue	$5,963.9	$5,798.4	$165.5	2.9%
Same-store new sales revenue	$5,754.4	$5,630.9	$123.5	2.2%
New retail sales revenue per unit (excluding agency)	$60,237	$57,820	$2,417	4.2%
Same-store new retail sales revenue per unit (excluding agency)	$60,118	$57,883	$2,235	3.9%
Gross profit — new	$562.4	$563.4	$(1.0)	(0.2)%
Same-store gross profit — new	$540.1	$548.0	$(7.9)	(1.4)%
Average gross profit per new vehicle (excluding agency)	$5,245	$5,267	$(22)	(0.4)%
Same-store average gross profit per new vehicle (excluding agency)	$5,191	$5,291	$(100)	(1.9)%
Gross margin % — new	9.4%	9.7%	(0.3)%	(3.1)%
Same-store gross margin % — new	9.4%	9.7%	(0.3)%	(3.1)%
Units
Retail unit deliveries of new vehicles increased from 2024 to 2025 due to a 1,398 unit, or 1.2%, increase in same-store new retail unit deliveries, partially offset by a 1,166 unit decrease from net dealership acquisitions/dispositions throughout the second half of 2024. Same-store retail units delivered increased 3.4% in the U.S. and decreased 1.4% internationally. Overall, new retail unit deliveries increased 4.1% in the U.S. and decreased 4.4% internationally. We believe the increase in same-store retail unit sales in the U.S. is primarily due to increased inventory availability and continued strong consumer demand, coupled with increased consumer demand in the U.S. in response to the tariff announcements. We believe the decrease in same-store retail unit deliveries internationally is primarily due to a comparative decrease in the sale of premium branded vehicles across the U.K., coupled with decreased manufacturer incentives and other programs and other economic impacts.
Revenues
New vehicle sales revenue increased from 2024 to 2025 due to a $123.5 million, or 2.2%, increase in same-store revenues, coupled with a $42.0 million increase from net dealership acquisitions/dispositions. Excluding $47.1 million of favorable foreign currency fluctuations, same-store new revenue increased 1.4%. Same-store revenue (excluding agency) increased due to a $2,235 per unit increase in same-store comparative average retail selling price (including a $485 per retail unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $212.0 million, partially offset by the decrease in same-store new retail unit sales, which decreased revenue by $98.8 million. We believe the increase in same-store comparative average retail selling price (excluding agency) is primarily due to changes in the mix of higher priced units sold.

Gross Profit
Retail gross profit from new vehicle sales decreased from 2024 to 2025 due to a $7.9 million, or 1.4%, decrease in same-store gross profit, partially offset by a $6.9 million increase from net dealership acquisitions/dispositions resulting in sales of more premium branded vehicles with comparatively higher gross margins. Excluding $5.2 million of favorable foreign currency fluctuations, same-store gross profit decreased 2.4%. Same-store gross profit (excluding agency) decreased due to a $100 per unit decrease in same-store comparative average gross profit (despite a $42 per retail unit increase attributable to favorable foreign currency fluctuations), which decreased gross profit by $9.5 million, coupled with the decrease in same-store new retail sales, which decreased retail gross profit by $9.0 million. We believe the decrease in same-store comparative average retail gross profit per unit (excluding agency) is primarily due to an increasing supply of new vehicles leading to a more competitive selling environment, coupled with vehicle affordability considerations.
Retail Automotive Dealership Used Vehicle Data
(In millions, except unit and per unit amounts)

			2025 vs. 2024
Used Vehicle Data	2025	2024	Change	% Change
Used retail unit sales	113,485	134,836	(21,351)	(15.8)%
Same-store used retail unit sales	110,164	124,913	(14,749)	(11.8)%
Used retail sales revenue	$4,401.0	$4,612.0	$(211.0)	(4.6)%
Same-store used retail sales revenue	$4,249.1	$4,357.6	$(108.5)	(2.5)%
Used retail sales revenue per unit	$38,780	$34,204	$4,576	13.4%
Same-store used retail sales revenue per unit	$38,570	$34,885	$3,685	10.6%
Gross profit — used	$253.6	$249.4	$4.2	1.7%
Same-store gross profit — used	$244.9	$239.0	$5.9	2.5%
Average gross profit per used vehicle retailed	$2,235	$1,849	$386	20.9%
Same-store average gross profit per used vehicle retailed	$2,223	$1,913	$310	16.2%
Gross margin % — used	5.8%	5.4%	0.4%	7.4%
Same-store gross margin % — used	5.8%	5.5%	0.3%	5.5%
Units
Retail unit sales of used vehicles decreased from 2024 to 2025 due to a 14,749 unit, or 11.8%, decrease in same-store used retail unit sales, coupled with a 6,602 unit decrease from net dealership dispositions. Our same-store units decreased 1.0% in the U.S. and decreased 20.6% internationally. Overall, our used units decreased 0.8% in the U.S. and decreased 27.1% internationally. Same-store unit sales were impacted by the transition of our U.K. CarShop locations to Sytner Select dealerships which sell fewer units. Excluding the decrease of 12,340 units across the U.K. Sytner Select dealerships, same-store used retail unit sales of used vehicles decreased by 2,409 units. Excluding the U.K. Sytner Select dealerships from both periods, used vehicles retailed decreased 5.0% internationally and decreased 2.7% overall and same-store used units decreased 3.9% internationally and decreased 2.3% overall. In addition to the impact from net dealership dispositions, we believe the decrease in same-store retail sales of used units was driven largely by a change in inventory management strategy of our used vehicles internationally, coupled with challenges in sourcing lower mileage, higher quality used vehicles and comparatively fewer lease returns in the U.S.
Revenues
Used vehicle retail sales revenue decreased from 2024 to 2025 due to a $108.5 million, or 2.5%, decrease in same-store revenues, coupled with a $102.5 million decrease from net dealership dispositions. Excluding $53.4 million of favorable foreign currency fluctuations, same-store used retail revenue decreased 3.7%. The decrease in same-store revenue is due to the decrease in same-store used retail unit sales discussed above, which decreased revenue by $514.5 million, partially offset by a $3,685 per unit increase in same-store comparative average selling price (including a $485 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $406.0 million. We believe the increase in same-store comparative average selling price is primarily due to the transition of our former U.K. CarShop locations to Sytner Select dealerships which focus on lower volume, higher priced and higher margin inventory, coupled with affordability and availability concerns with respect to new vehicles due to tariff implications.

Gross Profit
Retail gross profit from used vehicle sales increased from 2024 to 2025 due to a $5.9 million, or 2.5%, increase in same-store gross profit, partially offset by a $1.7 million decrease from net dealership dispositions. Excluding $3.0 million of favorable foreign currency fluctuations, same-store gross profit increased 1.2%. The increase in same-store gross profit is due to a $310 per unit increase in same-store comparative average gross profit (including a $27 per unit increase attributable to favorable foreign currency fluctuations), which increased gross profit by $34.2 million, partially offset by the decrease in same-store used retail unit sales, which decreased gross profit by $28.3 million. We believe the increase in same-store comparative average gross profit per unit is primarily due to a change in inventory management strategy internationally and the transition of our U.K. CarShop locations to Sytner Select dealerships which focus on lower volume, higher priced and higher margin inventory, coupled with the increase in gross profit per unit as a result of a decreased supply of used vehicles in the U.S. from declining lease renewals as well as increased consumer demand for used vehicles in response to tariff announcements.
Retail Automotive Dealership Finance and Insurance Data
(In millions, except unit and per unit amounts)

			2025 vs. 2024
Finance and Insurance Data	2025	2024	Change	% Change
Total retail unit sales	211,633	234,364	(22,731)	(9.7)%
Total same-store retail unit sales	205,021	221,477	(16,456)	(7.4)%
Total agency unit sales	20,765	19,153	1,612	8.4%
Total same-store agency unit sales	20,765	17,660	3,105	17.6%
Finance and insurance revenue	$398.7	$414.7	$(16.0)	(3.9)%
Same-store finance and insurance revenue	$391.4	$397.0	$(5.6)	(1.4)%
Finance and insurance revenue per unit (excluding agency)	$1,848	$1,742	$106	6.1%
Same-store finance and insurance revenue per unit (excluding agency)	$1,892	$1,782	$110	6.2%
Finance and insurance revenue decreased from 2024 to 2025 due to a $10.4 million decrease from net dealership dispositions, coupled with a $5.6 million, or 1.4%, decrease in same-store revenue. Excluding $3.1 million of favorable foreign currency fluctuations, same-store finance and insurance revenue decreased 2.2%. Same-store revenue (excluding agency) decreased due to the decrease in combined same-store new and used retail unit sales, which decreased revenue by $29.3 million, partially offset by a $110 per unit increase in same-store comparative average finance and insurance retail revenue (including a $15 per retail unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $22.6 million. Same-store finance and insurance revenue per unit (excluding agency) increased 2.7% in the U.S. and increased 8.1% in the U.K. We believe the increase in same-store finance and insurance revenue per unit (excluding agency) is primarily due to the increase in average selling price of both new and used vehicles, as well as changes in the availability of certain products in the U.K. during the first quarter compared to the prior year, coupled with enhanced product offerings internationally and our efforts to increase product penetration across the markets we serve.
Retail Automotive Dealership Service and Parts Data
(In millions)

			2025 vs. 2024
Service and Parts Data	2025	2024	Change	% Change
Service and parts revenue	$1,606.0	$1,498.9	$107.1	7.1%
Same-store service and parts revenue	$1,552.7	$1,472.0	$80.7	5.5%
Gross profit — service and parts	$943.7	$872.0	$71.7	8.2%
Same-store service and parts gross profit	$916.3	$852.6	$63.7	7.5%
Gross margin % — service and parts	58.8%	58.2%	0.6%	1.0%
Same-store service and parts gross margin %	59.0%	57.9%	1.1%	1.9%

Revenues
Service and parts revenue increased from 2024 to 2025, with an increase of 7.1% in the U.S. and an increase of 7.2% internationally. The increase in service and parts revenue is due to an $80.7 million, or 5.5%, increase in same-store revenues, coupled with a $26.4 million increase from net dealership acquisitions. Excluding $12.9 million of favorable foreign currency fluctuations, same-store revenue increased 4.6%. The increase in same-store revenue is due to a $49.7 million, or 16.0%, increase in warranty revenue and a $32.5 million, or 3.0%, increase in customer pay revenue, partially offset by a $1.5 million, or 1.6%, decrease in vehicle preparation and body shop revenue. We believe the increase in same-store revenue is primarily due to additional warranty opportunities due to manufacturer recalls, vehicles remaining on the road longer due to affordability considerations, including in light of tariff announcements, and increasing vehicle complexity, as well as increases in labor rates, repair orders, and the price of parts.
Gross Profit
Service and parts gross profit increased from 2024 to 2025 due to a $63.7 million, or 7.5%, increase in same-store gross profit, coupled with an $8.0 million increase from net dealership acquisitions. Excluding $7.3 million of favorable foreign currency fluctuations, same-store gross profit increased 6.6%. The increase in same-store gross profit is due to the increase in same-store revenues, which increased gross profit by $47.6 million, coupled with a 1.1% increase in same-store gross margin from 57.9% to 59.0%, which increased gross profit by $16.1 million. The increase in same-store gross profit is due to a $29.2 million, or 17.6%, increase in warranty gross profit, a $23.7 million, or 4.7%, increase in customer pay gross profit, and a $10.8 million, or 6.0%, increase in vehicle preparation and body shop gross profit. We believe the increase in same-store gross margin is primarily due to a change in the mix of warranty and customer pay, particularly in the U.S.
Retail Commercial Truck Dealership Data
(In millions, except unit and per unit amounts)

			2025 vs. 2024
New Commercial Truck Data	2025	2024	Change	% Change
New retail unit sales	8,377	7,974	403	5.1%
Same-store new retail unit sales	7,730	7,956	(226)	(2.8)%
New retail sales revenue	$1,182.8	$1,109.6	$73.2	6.6%
Same-store new retail sales revenue	$1,083.8	$1,106.7	$(22.9)	(2.1)%
New retail sales revenue per unit	$141,186	$139,150	$2,036	1.5%
Same-store new retail sales revenue per unit	$140,207	$139,102	$1,105	0.8%
Gross profit — new	$70.1	$73.9	$(3.8)	(5.1)%
Same-store gross profit — new	$63.4	$73.6	$(10.2)	(13.9)%
Average gross profit per new truck retailed	$8,367	$9,266	$(899)	(9.7)%
Same-store average gross profit per new truck retailed	$8,202	$9,254	$(1,052)	(11.4)%
Gross margin % — new	5.9%	6.7%	(0.8)%	(11.9)%
Same-store gross margin % — new	5.8%	6.7%	(0.9)%	(13.4)%
Units
Retail unit sales of new trucks increased from 2024 to 2025 due to a 629 unit increase from net dealership acquisitions, partially offset by a 226 unit, or 2.8%, decrease in same-store new retail unit sales. We believe the decrease in same-store unit sales is primarily due to replacement demand cycles, coupled with a prolonged recessionary freight rate environment.
Revenues
New commercial truck retail sales revenue increased from 2024 to 2025 due to a $96.1 million increase from net dealership acquisitions, partially offset by a $22.9 million, or 2.1%, decrease in same-store revenues. The decrease in same-store revenue is due to the decrease in same-store new retail unit sales, which decreased revenue by $31.4 million, partially offset by a $1,105 per unit increase in same-store comparative average selling price, which increased revenue by $8.5 million. We believe the increase in same-store comparative average selling price is primarily due to manufacturer price increases.

Gross Profit
New commercial truck retail gross profit decreased from 2024 to 2025 due to a $10.2 million, or 13.9%, decrease in same-store gross profit, partially offset by a $6.4 million increase from net dealership acquisitions. The decrease in same-store gross profit is due to a $1,052 per unit decrease in same-store comparative average gross profit, which decreased gross profit by $8.1 million, coupled with the decrease in same-store new retail unit sales, which decreased gross profit by $2.1 million. We believe the decrease in same-store comparative average gross profit per unit is primarily due to a shift in the sales mix, coupled with a prolonged recessionary freight rate environment.

			2025 vs. 2024
Used Commercial Truck Data	2025	2024	Change	% Change
Used retail unit sales	1,676	1,814	(138)	(7.6)%
Same-store used retail unit sales	1,638	1,813	(175)	(9.7)%
Used retail sales revenue	$116.5	$111.1	$5.4	4.9%
Same-store used retail sales revenue	$114.1	$111.0	$3.1	2.8%
Used retail sales revenue per unit	$69,548	$61,266	$8,282	13.5%
Same-store used retail sales revenue per unit	$69,651	$61,244	$8,407	13.7%
Gross profit — used	$12.2	$6.7	$5.5	82.1%
Same-store gross profit — used	$12.0	$6.8	$5.2	76.5%
Average gross profit per used truck retailed	$7,278	$3,742	$3,536	94.5%
Same-store average gross profit per used truck retailed	$7,322	$3,735	$3,587	96.0%
Gross margin % — used	10.5%	6.0%	4.5%	75.0%
Same-store gross margin % — used	10.5%	6.1%	4.4%	72.1%
Units
Retail unit sales of used trucks decreased from 2024 to 2025 due to a 175 unit, or 9.7%, decrease in same-store retail unit sales, partially offset by a 37 unit increase from net dealership acquisitions. We believe the decrease in same-store unit sales is primarily due to challenges in sourcing lower mileage, higher quality used trucks for sale.
Revenues
Used commercial truck retail sales revenue increased from 2024 to 2025 due to a $3.1 million, or 2.8%, increase in same-store revenues, coupled with a $2.3 million increase from net dealership acquisitions. The increase in same-store revenue is due to an $8,407 per unit increase in same-store comparative average selling price, which increased revenue by $13.8 million, partially offset by the decrease in same-store used retail unit sales, which decreased revenue by $10.7 million. We believe the increase in same-store comparative average selling price is primarily due to the limited availability of lower mileage, higher quality used trucks available for sale.
Gross Profit
Used commercial truck retail gross profit increased from 2024 to 2025 primarily due to a $5.2 million, or 76.5%, increase in same-store gross profit, coupled with a $0.3 million increase from net dealership acquisitions. The increase in same-store gross profit is due to a $3,587 per unit increase in same-store comparative average gross profit, which increased gross profit by $5.9 million, partially offset by the decrease in same-store used retail unit sales, which decreased gross profit by $0.7 million. We believe the increase in same-store comparative average gross profit per unit is primarily due to the limited availability of lower mileage, higher quality used trucks available for sale, increased consumer demand for used trucks due to tariff announcements, and affordability concerns regarding new trucks due to the prolonged recessionary freight environment, resulting in a sales mix of higher priced used units sold.

			2025 vs. 2024
Service and Parts Data	2025	2024	Change	% Change
Service and parts revenue	$448.7	$442.8	$5.9	1.3%
Same-store service and parts revenue	$433.1	$440.0	$(6.9)	(1.6)%
Gross profit — service and parts	$187.5	$192.2	$(4.7)	(2.4)%
Same-store service and parts gross profit	$180.1	$190.8	$(10.7)	(5.6)%
Gross margin % — service and parts	41.8%	43.4%	(1.6)%	(3.7)%
Same-store service and parts gross margin %	41.6%	43.4%	(1.8)%	(4.1)%
Revenues
Service and parts revenue increased from 2024 to 2025 due to a $12.8 million increase from net dealership acquisitions, partially offset by a $6.9 million, or 1.6%, decrease in same-store revenues. Customer pay work represented 78.6%, warranty represented 18.4%, and collision repair represented 3.0% of PTG's service and parts revenue. The decrease in same-store revenue is due to a $3.7 million, or 1.1%, decrease in customer pay revenue, a $2.7 million, or 3.3%, decrease in warranty revenue, and a $0.5 million, or 3.7%, decrease in body shop revenue. We believe the decrease in same-store service and parts revenue is due to customers delaying maintenance costs due to the continued weak freight market, coupled with lower freight spot rates.
Gross Profit
Service and parts gross profit decreased from 2024 to 2025 due to a $10.7 million, or 5.6%, decrease in same-store gross profit, partially offset by a $6.0 million increase from net dealership acquisitions. The decrease in same-store gross profit is due to a 1.8% decrease in same-store gross margin, which decreased gross profit by $7.8 million, coupled with the decrease in same-store revenues, which decreased gross profit by $2.9 million. The decrease in same-store gross profit is due to an $8.8 million, or 6.7%, decrease in customer pay gross profit, a $1.1 million, or 7.2%, decrease in body shop gross profit, and a $0.8 million, or 1.8%, decrease in warranty gross profit.
Commercial Vehicle Distribution and Other Data
(In millions, except unit amounts)

			2025 vs. 2024
Penske Australia Data	2025	2024	Change	% Change
Commercial vehicle units (wholesale and retail)	598	616	(18)	(2.9)%
Power system units	622	595	27	4.5%
Sales revenue	$412.7	$367.0	$45.7	12.5%
Gross profit	$88.4	$87.8	$0.6	0.7%
Penske Australia primarily distributes and services commercial vehicles, engines, and power systems. This business generated $412.7 million of revenue during the six months ended June 30, 2025, compared to $367.0 million of revenue in the prior year, an increase of 12.5%. This business also generated $88.4 million of gross profit during the six months ended June 30, 2025, compared to $87.8 million of gross profit in the prior year, an increase of 0.7%.
Excluding $15.1 million of unfavorable foreign currency fluctuations, revenue increased 16.5% primarily due to an increase in higher value power generation units sold, partially offset by a decrease in commercial vehicle units sold. Excluding $3.3 million of unfavorable foreign currency fluctuations, gross profit increased 4.4%, primarily due to an increase in higher value power generation units sold, partially offset by a decrease in commercial vehicle units sold related to the decline in the Australian heavy-duty truck market.

Selling, General, and Administrative Data
(In millions)

			2025 vs. 2024
Selling, General, and Administrative Data	2025	2024	Change	% Change
Personnel expense	$1,082.9	$1,049.4	$33.5	3.2%
Advertising expense	$62.5	$67.5	$(5.0)	(7.4)%
Rent & related expense	$213.5	$207.1	$6.4	3.1%
Other expense	$461.0	$443.3	$17.7	4.0%
Total SG&A expenses	$1,819.9	$1,767.3	$52.6	3.0%
Same-store SG&A expenses	$1,761.3	$1,716.8	$44.5	2.6%

Personnel expense as % of gross profit	42.2%	41.8%	0.4%	1.0%
Advertising expense as % of gross profit	2.4%	2.7%	(0.3)%	(11.1)%
Rent & related expense as % of gross profit	8.3%	8.3%	—%	—%
Other expense as % of gross profit	18.0%	17.6%	0.4%	2.3%
Total SG&A expenses as % of gross profit	70.9%	70.4%	0.5%	0.7%
Same-store SG&A expenses as % of same-store gross profit	70.9%	70.2%	0.7%	1.0%
Selling, general, and administrative expenses ("SG&A") increased from 2024 to 2025 due to a $44.5 million, or 2.6%, increase in same-store SG&A, coupled with an $8.1 million increase from net acquisitions. Excluding $11.4 million of unfavorable foreign currency fluctuations, same-store SG&A increased 1.9%. SG&A as a percentage of gross profit was 70.9%, an increase of 50 basis points compared to 70.4% in the prior year. SG&A expenses as a percentage of total revenue were 11.9% and 11.7% in the six months ended June 30, 2025 and 2024, respectively. We believe the increase in SG&A expenses is primarily due to increases in personnel expenses related to an increase in overall gross profit, and impairments and other charges (none of which was individually material).
Depreciation
(In millions)

			2025 vs. 2024
	2025	2024	Change	% Change
Depreciation	$82.0	$76.4	5.6	7.3%
Depreciation increased from 2024 to 2025 due to a $4.7 million, or 6.3%, increase in same-store depreciation due to capital expenditures, coupled with a $0.9 million increase from net dealership acquisitions.
Floor Plan Interest Expense
(In millions)

			2025 vs. 2024
	2025	2024	Change	% Change
Floor plan interest expense	$84.8	$91.4	(6.6)	(7.2)%
Floor plan interest expense decreased from 2024 to 2025 due to a $10.4 million, or 11.6%, decrease in same-store floor plan interest expense, partially offset by a $3.8 million increase from net acquisitions. The overall decrease is due to decreases in applicable rates, partially offset by increases in average amounts outstanding under floor plan arrangements due to increasing levels of inventory.

Other Interest Expense
(In millions)

			2025 vs. 2024
	2025	2024	Change	% Change
Other interest expense	$44.1	$41.2	2.9	7.0%
Other interest expense increased from 2024 to 2025 due to increases in average revolver borrowing amounts outstanding under our credit agreements, partially offset by decreases in applicable rates.
Equity in Earnings of Affiliates
(In millions)

			2025 vs. 2024
	2025	2024	Change	% Change
Equity in earnings of affiliates	$86.9	$87.3	(0.4)	(0.5)%
Equity in earnings of affiliates decreased from 2024 to 2025 due to the decrease in earnings from our joint ventures primarily due to the sale of our 50% interest in certain German dealerships in the fourth quarter of 2024, partially offset by a $1.3 million, or 1.5%, increase in earnings from our investment in PTS. We believe the increase in our PTS equity earnings is primarily due to an increase in revenue from PTS' leasing and maintenance business, partially offset by the continued decline in truck rental revenue and lower gain on sale of used trucks associated with weakness in the freight market.
Income Taxes
(In millions)

			2025 vs. 2024
	2025	2024	Change	% Change
Income taxes	$178.1	$161.2	16.9	10.5%
Income taxes increased from 2024 to 2025 primarily due to a $53.7 million increase in our pre-tax income compared to the prior year. Our effective tax rate was 26.4% during the six months ended June 30, 2025, compared to 26.0% during the six months ended June 30, 2024, primarily due to fluctuations in our geographic pre-tax income mix.
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

We expect that scheduled payments of our debt instruments will be funded through cash flows from operations or borrowings under our credit agreements. Upon the maturity of our $550 million of 3.50% senior subordinated notes due September 1, 2025, we currently expect to repay those notes from cash flows from operations or borrowings under our U.S. credit agreement. In the case of payments upon the maturity or termination dates of our other debt instruments, we currently expect to be able to repay or refinance such instruments from cash flows from operations or borrowings under our credit agreements. Refer to the disclosures provided in Part I, Item 1, Note 9 of the Notes to our Consolidated Financial Statements set forth below for a detailed description of our long-term debt obligations and scheduled interest payments.
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
As of June 30, 2025, we had $155.3 million of cash available to fund our operations and capital commitments. In addition, we had an aggregate of approximately $2.2 billion available for borrowing under our U.S. credit agreement, U.K. credit agreement, the revolving mortgage facility through Toyota Motor Credit Corporation in the U.S., and other various credit facilities.
Securities Repurchases
From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, through a pre-arranged trading plan, pursuant to the terms of an accelerated share repurchase program, or by other means. We have historically implemented pre-arranged trading plans as part of our securities repurchase programs. These plans authorize share repurchases based on parameters outlined in the specific plan during periods when we otherwise would not trade in our securities, such as the period approaching the end of a quarter through our public announcement of earnings. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit agreement, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as general economic and industry conditions, the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions, dividends, the repayment of our existing indebtedness, and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. On May 14, 2025, our Board of Directors delegated to management an additional $250 million in securities repurchase authority. As of June 30, 2025, $295.7 million remained outstanding and available for repurchases under our securities repurchase program. This authority has no expiration. Refer to the disclosures provided in Part I, Item 1, Note 11 of the Notes to our Consolidated Condensed Financial Statements for a summary of shares repurchased during the six months ended June 30, 2025.

Dividends
We paid the following cash dividends on our common stock in 2024 and 2025:
Per Share Dividends

2024

First Quarter	$0.87
Second Quarter	$0.96
Third Quarter	$1.07
Fourth Quarter	$1.19

2025

First Quarter	$1.22
Second Quarter	$1.26
We also announced a cash dividend of $1.32 per share, payable on September 3, 2025, to stockholders of record on August 15, 2025. While future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors, which may include our expectations regarding vehicle availability, the impact of recently announced tariffs discussed above under "Outlook/Recent Developments — Tariffs" and in Part II, Item 1A. Risk Factors, "Tariffs and Trade Risk" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, the rate of inflation, earnings, cash flow, capital requirements, restrictions relating to any then-existing indebtedness, financial condition, alternative uses of capital, and other factors, we currently expect to continue to pay comparable dividends in the future.
Vehicle Financing
Refer to the disclosures provided in Part I, Item I, Note 7 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of financing for the vehicles we purchase, including discussion of our floor plan and other revolving arrangements.
Long-Term Debt Obligations
As of June 30, 2025, we had the following long-term debt obligations outstanding:

(In millions)	June 30, 2025
U.S. credit agreement — revolving credit line	$—
U.K. credit agreement — revolving credit line	34.3
3.50% senior subordinated notes due 2025	549.9
3.75% senior subordinated notes due 2029	497.0
Mortgage facilities	379.5
Other debt	322.0
Total long-term debt	$1,782.7
Less: current portion	(876.0)
Net long-term debt	$906.7
As of June 30, 2025, we were in compliance with all financial covenants under our credit agreements, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 9 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of our long-term debt obligations.

Short-Term Borrowings
As of June 30, 2025, we had five principal sources of short-term borrowings: our U.S. credit agreement, U.K. credit agreement, other local country credit agreements, the revolving mortgage facility through Toyota Motor Credit Corporation, and the floor plan agreements that we utilize to finance our vehicle inventories. We are also able to access availability under the floor plan agreements to fund our cash needs. Our borrowings vary over time based on our cash flows, capital requirements and investment activities. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories. Of our approximately $2.2 billion available for borrowing under our various credit facilities, our U.S. credit facility provides for up to $1.5 billion in borrowing capacity. During the six months ended June 30, 2025, our outstanding revolving commitments under the U.S. credit agreement varied between $0.0 million and $184.0 million.
PTS Dividends
We hold a 28.9% ownership interest in PTS as noted above. Their partnership agreement requires PTS, subject to applicable law and the terms of its credit agreements, to make quarterly distributions to the partners with respect to each fiscal year by no later than 45 days after the end of each of the first three quarters of the year and by April 15 of the following year. PTS' partnership agreement and certain of its debt agreements allow partner distributions only as long as it is not in default under those agreements and the amount it pays does not exceed 50% of its consolidated net income, unless its debt-to-equity ratio is less than 3.0 to 1.0, in which case its distributions may not exceed 80% of its consolidated net income. We receive pro rata cash distributions relating to this investment, typically in April, May, August, and November of each year. During the six months ended June 30, 2025, and 2024, we received $42.8 million and $41.8 million, respectively, of pro rata cash distributions relating to this investment. We currently expect to continue to receive future distributions from PTS quarterly, subject to its financial performance.
Operating Leases
We estimate the total rent obligations under our operating leases, including any extension periods that we are reasonably certain to exercise at our discretion and assuming constant consumer price indices, to be $5.3 billion. As of June 30, 2025, we were in compliance with all financial covenants under these leases consisting principally of leases for dealerships and other properties, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 3 and Note 10 of the Notes to our Consolidated Condensed Financial Statements for a description of our operating leases.
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

Condensed income statement information:

	PAG and Guarantor Subsidiaries
	Six Months Ended June 30, 2025	Twelve Months Ended December 31, 2024
Revenues	$8,621.1	$17,008.9
Gross profit	1,520.4	2,960.3
Equity in earnings of affiliates	86.7	198.0
Net income	374.9	716.7
Net income attributable to Penske Automotive Group	374.9	716.7
Condensed balance sheet information:

	PAG and Guarantor Subsidiaries
	June 30, 2025	December 31, 2024
Current assets (1)	$3,434.8	$3,334.8
Property and equipment, net	1,645.8	1,611.6
Equity method investments	1,857.4	1,806.4
Other noncurrent assets	3,814.8	3,870.3
Current liabilities	3,470.2	3,343.6
Noncurrent liabilities	3,340.9	3,443.7
__________
(1)Includes $537.0 million and $535.4 million as of June 30, 2025, and December 31, 2024, respectively, due from Non-Guarantor subsidiaries.
During the six months ended June 30, 2025, PAG received $95.1 million from Non-Guarantor subsidiaries. During the twelve months ended December 31, 2024, PAG received $110.3 million from Non-Guarantor subsidiaries.
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities. The major components of these changes are discussed below.

	Six Months Ended June 30,
(In millions)	2025	2024
Net cash provided by operating activities	$472.4	$691.1
Net cash used in investing activities	(34.9)	(651.3)
Net cash used in financing activities	(361.2)	(20.1)
Effect of exchange rate changes on cash and cash equivalents	6.6	(1.0)
Net change in cash and cash equivalents	$82.9	$18.7
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

	Six Months Ended June 30,
(In millions)	2025	2024
Net cash provided by operating activities as reported	$472.4	$691.1
Floor plan notes payable — non-trade as reported	48.7	51.6
Net cash provided by operating activities including all floor plan notes payable	$521.1	$742.7
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of cash used for capital expenditures, proceeds from the sale of dealerships, proceeds from the sale of property and equipment, and proceeds from the sale of an equity method investment. Capital expenditures were $147.4 million and $201.7 million during the six months ended June 30, 2025 and 2024, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our capital expenditures with operating cash flows or borrowings under our credit agreements. Proceeds from the sale of dealerships were $79.2 million during the six months ended June 30, 2025, compared to no proceeds during the six months ended June 30, 2024. Proceeds from the sale of property and equipment were $20.5 million during the six months ended June 30, 2025, compared to no proceeds during the six months ended June 30, 2024. Proceeds from the sale of an equity method investment were $16.0 million during the six months ended June 30, 2025, compared to no proceeds during the six months ended 2024. We had no cash used in acquisitions and other investments, net of cash acquired, during the six months ended June 30, 2025, compared to $440.8 million during the six months ended June 30, 2024, and included cash used to repay sellers' floor plan liabilities in such business acquisitions of $101.9 million.
Cash Flows from Financing Activities
Cash flows from financing activities include net repayments and borrowings of debt, net borrowings of floor plan notes payable non-trade, repurchases of common stock, dividends, and payments for debt issuance costs.
We had net repayments of debt of $110.6 million and net borrowings of $136.6 million during the six months ended June 30, 2025 and 2024, respectively. We had net repayments of floor plan notes payable non-trade of $48.7 million and $51.6 million during the six months ended June 30, 2025 and 2024, respectively. We repurchased 0.8 million and 0.4 million shares of common stock under our securities repurchase program for $111.2 million and $58.1 million during the six months ended June 30, 2025 and 2024, respectively. We acquired 0.13 million and 0.12 million shares from employees in connection with a net share settlement feature of employee equity awards for $22.1 million and $18.3 million during the six months ended June 30, 2025 and 2024, respectively. We also paid cash dividends to our stockholders of $165.4 million and $123.0 million during the six months ended June 30, 2025 and 2024, respectively. We made payments for debt issuance costs of $0.6 million and $0.7 million during the six months ended June 30, 2025, and 2024, respectively.
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
Related Party Transactions
Stockholders Agreement
Several of our directors and officers are affiliated with Penske Corporation or related entities. Roger Penske, our Chair of the Board and Chief Executive Officer, is also Chair of the Board and Chief Executive Officer of Penske Corporation and through entities affiliated with Penske Corporation is our largest stockholder owning approximately 52.0% of our outstanding common stock. Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. (collectively, "Mitsui") own approximately 20.2% of our outstanding common stock. Mitsui, Penske Corporation and Penske Automotive Holdings Corp. (together with Penske Corporation, the "Penske companies") are parties to a stockholders agreement which expires March 26, 2030 (the "Stockholders Agreement"). Pursuant to the Stockholders Agreement, in connection with any shareholder election of directors, the Penske companies agreed to vote their shares for two directors who are representatives of Mitsui as long as Mitsui owns in excess of 20% of our outstanding common stock, and for one director as long as Mitsui owns in excess of 10% of our outstanding common stock. Mitsui agreed to vote its shares for up to fourteen directors voted for by the Penske companies.
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
Other Related Party Interests and Transactions
Robert Kurnick, Jr., our President and a director, is also the Vice Chair and a director of Penske Corporation and an Advisory Board member of PTS. Bud Denker, our Executive Vice President, Human Resources, is also the President of Penske Corporation. Greg Penske, the Vice Chair of our Board of Directors, is the son of our Chair and is also a director of Penske Corporation. Michael Eisenson, one of our directors, is also a director of Penske Corporation. Yosuke Kawakami, one of our directors, is also an employee of Mitsui & Co.
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

Joint Venture Relationships
From time to time, we enter into joint venture relationships in the ordinary course of business, pursuant to which we own and operate automotive dealerships together with other investors. We may also provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of June 30, 2025, our automotive joint venture relationships were as follows:

Location	Dealerships	Ownership Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Sprinter, Porsche	80.00% (A)
Greenwich, Connecticut	Mercedes-Benz	80.00% (A)
Northern Italy	BMW, MINI, Maserati, Porsche, Audi, Jaguar, Land Rover, Volvo, Mercedes-Benz, smart, Lamborghini	95.00% (A)
__________________
(A) Entity is consolidated in our financial statements.
Additionally, we are party to non-automotive joint ventures representing our investments in PTS (28.9%) and Penske Commercial Leasing Australia (28%) that are accounted for under the equity method. In June 2025, we sold the remaining 50% interest in our joint venture in Barcelona, Spain.
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
•the impact of recently announced tariffs, as well as trade restrictions, trade disputes, non-tariff trade barriers and other foreign trade risks, on our acquisition costs, consumer demand, vehicle affordability, the supply of vehicles and parts, and our gross profit with respect to affected vehicles and parts;
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
Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, and our other periodic reports filed with the Securities and Exchange Commission. Important factors that could also cause actual results to differ materially from our expectations include the following:
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
•many of the vehicles and parts we sell are subject to recently announced tariffs, which tariffs and related trade restrictions, trade disputes, non-tariff trade barriers and other foreign trade risks may increase the cost of vehicles and parts to us and consumers, limit the supply of certain vehicles and parts we sell, reduce consumer demand due to affordability challenges, and negatively impact our gross profit with respect to affected vehicles and parts;
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
•the effect on our businesses of the changing retail environment due to certain manufacturers selling direct to consumers outside the franchise system, changes to an agency model of distribution, and the growing number of EVs, whose service history is unproven;
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
We urge you to carefully consider these risk factors and further information identified in our Annual Report on Form 10-K for the year ended December 31, 2024, Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, and our other periodic reports filed with the Securities and Exchange Commission in evaluating all forward-looking statements regarding our business. Readers of this report are cautioned not to place undue reliance on the forward-looking statements contained in this report. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Except to the extent required by the federal securities laws and the Securities and Exchange Commission's rules and regulations, we have no intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at the prevailing benchmark interest rates in our various markets. Based on an average of the aggregate amounts outstanding under these facilities during the six months ended June 30, 2025, a 100-basis-point change in interest rates would result in an approximate $4.6 million change to our annual other interest expense.
Similarly, amounts outstanding under floor plan financing arrangements also bear interest at the prevailing benchmark interest rates in our various markets. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the six months ended June 30, 2025, a 100-basis-point change in interest rates would result in an approximate $38.6 million change to our annual floor plan interest expense.
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
Foreign Currency Exchange Rates. As of June 30, 2025, we had consolidated operations in the U.K., Germany, Italy, Japan, Canada, Australia, and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $627.5 million change to our revenues for the six months ended June 30, 2025.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information with respect to shares of common stock repurchased by the Company during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
April 1 to April 30, 2025	495,570	$143.68	495,570	$45.8
May 1 to May 31, 2025	—	$—	—	$295.8
June 1 to June 30, 2025	134,474	$164.15	703	$295.7
	630,044		496,273
______________________________
(1) Includes 133,771 shares acquired from employees in connection with a net share settlement feature of employee equity awards.
(2) From time to time, our Board of Directors authorizes the repurchase of Company securities up to a certain monetary limit. On May 14, 2025, our Board of Directors delegated to management an additional $250 million in securities repurchase authority. As of June 30, 2025, $295.7 million remained outstanding and available for repurchases under our securities repurchase program. This authority has no expiration. For further information with respect to repurchases of our shares by us, see Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — "Securities Repurchases" and Part I, Item 1, Note 11 of the Notes to our Consolidated Condensed Financial Statements.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit No.	Description

4.1
Twelfth Amendment dated April 29, 2025, to the Fifth Amended and Restated Credit Agreement dated December 2, 2024, among us, Mercedes-Benz Financial Services USA LLC, Toyota Motor Credit Corporation and Daimler Truck Financial Services USA, LLC, which includes a Conformed Copy of the Fifth Amended and Restated Credit Agreement and all amendments thereto attached as Exhibit A (incorporated by reference to exhibit 4.1 to our Form 10-Q filed May 1, 2025).

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

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger Penske
Roger Penske
Date: July 31, 2025		Chief Executive Officer

	By:	/s/ Michelle Hulgrave
Michelle Hulgrave
Date: July 31, 2025		Chief Financial Officer