Form 10-Q
period 2025-09-30
PENSKE AUTOMOTIVE GROUP, INC.
filed 2025-10-30
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 24, 2025, there were 65,858,552 shares of voting common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
	(In millions, except share and per share amounts)
ASSETS
Cash and cash equivalents	$80.3	$72.4
Accounts receivable, net of allowance for doubtful accounts of $6.9 and $6.3	993.3	1,002.1
Inventories	4,705.1	4,640.2
Other current assets	233.6	213.1
Total current assets	6,012.3	5,927.8
Property and equipment, net	3,165.8	3,006.2
Operating lease right-of-use assets	2,473.4	2,467.2
Goodwill	2,425.5	2,371.3
Other indefinite-lived intangible assets	1,042.1	1,011.6
Equity method investments	1,890.2	1,827.0
Other long-term assets	109.5	109.8
Total assets	$17,118.8	$16,720.9
LIABILITIES AND EQUITY
Floor plan notes payable	$2,453.8	$2,535.8
Floor plan notes payable — non-trade	1,514.8	1,488.2
Accounts payable	960.5	851.7
Accrued expenses and other current liabilities	967.7	889.0
Current portion of long-term debt	305.4	721.2
Total current liabilities	6,202.2	6,485.9
Long-term debt	1,265.6	1,130.8
Long-term operating lease liabilities	2,389.6	2,392.6
Deferred tax liabilities	1,277.7	1,231.0
Other long-term liabilities	258.4	253.3
Total liabilities	11,393.5	11,493.6
Commitments and contingent liabilities (Note 10)
Equity
Penske Automotive Group stockholders' equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 65,995,364 shares issued and outstanding at September 30, 2025; 66,774,651 shares issued and outstanding at December 31, 2024	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	—	9.1
Retained earnings	5,910.9	5,565.2
Accumulated other comprehensive loss	(203.6)	(364.5)
Total Penske Automotive Group stockholders' equity	5,707.3	5,209.8
Non-controlling interest	18.0	17.5
Total equity	5,725.3	5,227.3
Total liabilities and equity	$17,118.8	$16,720.9
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)
	(In millions, except per share amounts)
Revenue:
Retail automotive dealership	$6,570.1	$6,340.7	$19,656.9	$19,434.1
Retail commercial truck dealership	918.6	1,063.3	2,685.9	2,747.4
Commercial vehicle distribution and other	206.6	186.8	619.3	553.8
Total revenues	7,695.3	7,590.8	22,962.1	22,735.3
Cost of sales:
Retail automotive dealership	5,503.8	5,299.2	16,398.0	16,260.4
Retail commercial truck dealership	782.3	906.2	2,265.0	2,301.0
Commercial vehicle distribution and other	160.1	142.2	484.4	421.4
Total cost of sales	6,446.2	6,347.6	19,147.4	18,982.8
Gross profit	1,249.1	1,243.2	3,814.7	3,752.5
Selling, general, and administrative expenses	907.5	885.2	2,727.4	2,652.5
Depreciation	42.9	40.6	124.9	117.0
Operating income	298.7	317.4	962.4	983.0
Floor plan interest expense	(42.9)	(50.8)	(127.7)	(142.2)
Other interest expense	(22.0)	(22.9)	(66.1)	(64.1)
Gain on sale of dealership	—	—	52.3	—
Equity in earnings of affiliates	58.4	60.7	145.3	148.0
Income before income taxes	292.2	304.4	966.2	924.7
Income taxes	(78.7)	(77.4)	(256.8)	(238.6)
Net income	213.5	227.0	709.4	686.1
Less: Income attributable to non-controlling interests	0.5	0.9	2.1	3.6
Net income attributable to Penske Automotive Group common stockholders	$213.0	$226.1	$707.3	$682.5
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Net income attributable to Penske Automotive Group common stockholders	$3.23	$3.39	$10.67	$10.20
Shares used in determining basic earnings per share	66.0	66.8	66.3	66.9
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Net income attributable to Penske Automotive Group common stockholders	$3.23	$3.39	$10.66	$10.20
Shares used in determining diluted earnings per share	66.0	66.8	66.3	66.9
Amounts attributable to Penske Automotive Group common stockholders:
Net income	$213.5	$227.0	$709.4	$686.1
Less: Income attributable to non-controlling interests	0.5	0.9	2.1	3.6
Net income attributable to Penske Automotive Group common stockholders	$213.0	$226.1	$707.3	$682.5
Cash dividends per share	$1.32	$1.07	$3.80	$2.90
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)
	(In millions)
Net income	$213.5	$227.0	$709.4	$686.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(29.6)	95.3	158.8	61.1
Other adjustments to comprehensive income, net of tax	(1.6)	(7.8)	2.7	(9.1)
Other comprehensive income (loss), net of tax:	(31.2)	87.5	161.5	52.0
Comprehensive income	182.3	314.5	870.9	738.1
Less: Comprehensive income attributable to non-controlling interests	0.5	1.1	2.7	3.9
Comprehensive income attributable to Penske Automotive Group common stockholders	$181.8	$313.4	$868.2	$734.2
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2025	2024
	(Unaudited)
	(In millions)
Operating Activities:
Net income	$709.4	$686.1
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	124.9	117.0
Earnings of equity method investments, net of distributions	(101.9)	(105.3)
Deferred income taxes	34.6	5.6
Stock-based compensation	24.3	22.4
Gain on sale of dealership	(52.3)	—
Changes in operating assets and liabilities:
Accounts receivable	42.6	143.3
Inventories	106.8	(236.9)
Other current assets	(7.8)	(61.9)
Floor plan notes payable	(148.8)	369.8
Accounts payable and accrued expenses	86.4	52.9
Other	33.7	(30.9)
Net cash provided by operating activities	851.9	962.1
Investing Activities:
Purchases of property, equipment, and improvements	(226.5)	(282.6)
Proceeds from sale of dealerships	80.1	28.2
Proceeds from sale of property and equipment	25.8	19.2
Proceeds from sale of equity method investment	16.0	—
Acquisitions net, including repayment of sellers' floor plan notes payable of $0.0 and $179.9, respectively	(21.5)	(637.4)
Other	9.8	(10.9)
Net cash used in investing activities	(116.3)	(883.5)
Financing Activities:
Proceeds from borrowings under revolving U.S. credit agreement and mortgage facilities	4,319.1	3,178.4
Repayments under revolving U.S. credit agreement and mortgage facilities	(4,051.4)	(2,986.1)
Repayment of 3.50% senior subordinated notes	(550.0)	—
Net cash (repayments) borrowings of other debt	(32.0)	42.5
Net repayments of floor plan notes payable — non-trade	(25.2)	(38.2)
Repurchases of common stock	(119.0)	(58.1)
Payments of tax withholding for stock-based compensation	(22.6)	(18.4)
Dividends	(252.7)	(194.7)
Payment of debt issuance costs	(0.6)	(1.0)
Other	—	(8.1)
Net cash used in financing activities	(734.4)	(83.7)
Effect of exchange rate changes on cash and cash equivalents	6.7	0.6
Net change in cash and cash equivalents	7.9	(4.5)
Cash and cash equivalents, beginning of period	72.4	96.4
Cash and cash equivalents, end of period	$80.3	$91.9
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$197.8	$201.1
Income taxes	217.6	256.6
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	Three Months Ended September 30, 2025
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, June 30, 2025	66,044,106	$—	$—	$5,786.1	$(172.4)	$5,613.7	$17.7	$5,631.4
Equity compensation	108	—	7.4	—	—	7.4	—	7.4
Repurchases of common stock	(48,850)	—	(7.4)	(0.9)	—	(8.3)	—	(8.3)
Dividends	—	—	—	(87.3)	—	(87.3)	—	(87.3)
Distributions to non-controlling interest	—	—	—	—	—	—	(0.2)	(0.2)
Foreign currency translation	—	—	—	—	(29.6)	(29.6)	—	(29.6)
Other	—	—	—	—	(1.6)	(1.6)	—	(1.6)
Net income	—	—	—	213.0	—	213.0	0.5	213.5
Balance, September 30, 2025	65,995,364	$—	$—	$5,910.9	$(203.6)	$5,707.3	$18.0	$5,725.3

	Three Months Ended September 30, 2024
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, June 30, 2024	66,770,815	$—	$—	$5,254.3	$(299.7)	$4,954.6	$31.7	$4,986.3
Equity compensation	(2,721)	—	7.1	—	—	7.1	—	7.1
Repurchases of common stock	(476)	—	(0.1)	—	—	(0.1)	—	(0.1)
Dividends	—	—	—	(71.7)	—	(71.7)	—	(71.7)
Distributions to non-controlling interest	—	—	—	—	—	—	(2.1)	(2.1)
Foreign currency translation	—	—	—	—	95.1	95.1	0.2	95.3
Other	—	—	—	—	(7.8)	(7.8)	—	(7.8)
Net income	—	—	—	226.1	—	226.1	0.9	227.0
Balance, September 30, 2024	66,767,618	$—	$7.0	$5,408.7	$(212.4)	$5,203.3	$30.7	$5,234.0
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	Nine Months Ended September 30, 2025
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2024	66,774,651	$—	$9.1	$5,565.2	$(364.5)	$5,209.8	$17.5	$5,227.3
Equity compensation	154,835	—	24.3	—	—	24.3	—	24.3
Repurchases of common stock	(934,122)	—	(33.4)	(108.9)	—	(142.3)	—	(142.3)
Dividends	—	—	—	(252.7)	—	(252.7)	—	(252.7)
Distributions to non-controlling interest	—	—	—	—	—	—	(2.2)	(2.2)
Foreign currency translation	—	—	—	—	158.2	158.2	0.6	158.8
Other	—	—	—	—	2.7	2.7	—	2.7
Net income	—	—	—	707.3	—	707.3	2.1	709.4
Balance, September 30, 2025	65,995,364	$—	$—	$5,910.9	$(203.6)	$5,707.3	$18.0	$5,725.3

	Nine Months Ended September 30, 2024
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2023	67,111,181	$—	$—	$4,990.3	$(264.1)	$4,726.2	$29.4	$4,755.6
Equity compensation	167,510	—	22.4	—	—	22.4	—	22.4
Repurchases of common stock	(511,073)	—	(15.4)	(61.3)	—	(76.7)	—	(76.7)
Dividends	—	—	—	(194.7)	—	(194.7)	—	(194.7)
Distributions to non-controlling interest	—	—	—	—	—	—	(2.6)	(2.6)
Foreign currency translation	—	—	—	—	60.8	60.8	0.3	61.1
Other	—	—	—	(8.1)	(9.1)	(17.2)	—	(17.2)
Net income	—	—	—	682.5	—	682.5	3.6	686.1
Balance, September 30, 2024	66,767,618	$—	$7.0	$5,408.7	$(212.4)	$5,203.3	$30.7	$5,234.0
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
Retail Automotive. As of September 30, 2025, we operated 356 retail automotive franchised dealerships, of which 147 are located in the U.S. and 209 are located outside of the U.S., principally in the U.K. As of September 30, 2025, we also operated 15 used vehicle dealerships, with six dealerships in the U.S. operating under the brand name CarShop, eight dealerships in the U.K. operating under the brand name Sytner Select, and one dealership in Australia operating under the brand name Penske Select. During the nine months ended September 30, 2025, we sold two retail automotive franchises and opened one retail automotive franchise in the U.S. We also sold one used vehicle dealership and opened three retail automotive franchises in the U.K., and we acquired one retail automotive franchise in Italy.
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
Retail Commercial Truck Dealership. We operate Premier Truck Group ("PTG"), a heavy- and medium-duty truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations across 10 U.S. states and the Canadian provinces of Ontario and Manitoba. As of September 30, 2025, PTG operated 45 locations selling new and/or used trucks, performing service and parts operations, or offering collision repair services.
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
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 is unaudited but includes all adjustments which our management believes to be necessary for the fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2024, which are included as part of our Annual Report on Form 10-K.
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

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.50% senior subordinated notes due 2025 (1)	—	—	549.1	$543.0
3.75% senior subordinated notes due 2029	497.1	474.2	496.6	451.8
Mortgage facilities (2)	735.1	719.0	474.8	450.6
_____________________
(1)During the third quarter of 2025, we repaid in full at scheduled maturity our $550 million of 3.50% senior subordinated notes due September 1, 2025.
(2)In addition to fixed rate debt, our mortgage facilities also include a revolving mortgage facility with Toyota Motor Credit Corporation in the U.S. and other revolving mortgage facilities that bear interest at variable rates. The fair value equals the carrying value.

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
In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $53.6 million and $48.2 million as of September 30, 2025, and December 31, 2024, respectively.
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
Retail Automotive Dealership
The following tables disaggregate our retail automotive segment revenue by product type and geographic location for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
Retail Automotive Dealership Revenue	2025	2024	2025	2024
New vehicle	$2,961.1	$2,890.2	$8,925.0	$8,688.6
Used vehicle	2,242.8	2,123.9	6,643.8	6,735.9
Finance and insurance, net	195.9	193.1	594.6	607.8
Service and parts	818.3	778.0	2,424.3	2,276.9
Fleet and wholesale	352.0	355.5	1,069.2	1,124.9
Total retail automotive dealership revenue	$6,570.1	$6,340.7	$19,656.9	$19,434.1

	Three Months Ended September 30,		Nine Months Ended September 30,
Retail Automotive Dealership Revenue	2025	2024	2025	2024
U.S.	$3,863.9	$3,584.3	$11,350.0	$10,712.0
U.K.	2,087.4	2,265.7	6,496.4	7,211.2
Germany, Italy, Japan, and Australia	618.8	490.7	1,810.5	1,510.9
Total retail automotive dealership revenue	$6,570.1	$6,340.7	$19,656.9	$19,434.1

Retail Commercial Truck Dealership
The following table disaggregates our retail commercial truck segment revenue by product type for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
Retail Commercial Truck Dealership Revenue	2025	2024	2025	2024
New truck	$620.8	$755.3	$1,803.6	$1,864.9
Used truck	60.7	60.1	177.2	171.2
Finance and insurance, net	3.7	5.2	12.2	14.7
Service and parts	227.0	232.8	675.7	675.6
Other	6.4	9.9	17.2	21.0
Total retail commercial truck dealership revenue	$918.6	$1,063.3	$2,685.9	$2,747.4
Commercial Vehicle Distribution and Other
Our other reportable segment relates to our Penske Australia business. Commercial vehicle distribution and other revenue was $206.6 million and $619.3 million, including $74.0 million and $205.1 million of service and parts revenue, during the three and nine months ended September 30, 2025, and $186.8 million and $553.8 million, including $68.8 million and $206.7 million of service and parts revenue, during the three and nine months ended September 30, 2024, respectively.
Contract Balances
The following table summarizes our accounts receivable and unearned revenues as of September 30, 2025, and December 31, 2024:

	September 30, 2025	December 31, 2024
Accounts receivable
Contracts in transit	$255.5	$281.7
Vehicle receivables	149.5	136.3
Manufacturer receivables	233.3	233.3
Trade receivables	331.3	326.9

Accrued expenses
Unearned revenues	$299.2	$266.8
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
Unearned revenues primarily relate to payments received from customers prior to satisfaction of our performance obligations, such as refundable customer deposits, non-refundable customer deposits, and deferred revenues from operating leases. These amounts are presented within "Accrued expenses and other current liabilities" on our consolidated balance sheets. Of the amounts recorded as unearned revenues as of December 31, 2024, $184.8 million was recognized as revenue during the nine months ended September 30, 2025.

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
We estimate the total undiscounted rent obligations under these leases, including any extension periods that we are reasonably certain to exercise, to be $5.4 billion as of September 30, 2025. Some of our lease arrangements include rental payments that are adjusted based on an index or rate, such as the Consumer Price Index (CPI). As the rate implicit in the lease is generally not readily determinable for our operating leases, the discount rates used to determine the present value of our lease liability are based on our incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. Our incremental borrowing rate for a lease is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
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
In connection with the sale, relocation, and closure of certain of our dealerships, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties was $4.3 million and $13.3 million for the three and nine months ended September 30, 2025, and $4.4 million and $12.0 million for the three and nine months ended September 30, 2024, respectively. We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period. We do not have any material leases that have not yet commenced as of September 30, 2025.

The following table summarizes our net operating lease cost during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease Cost
Operating lease cost (1)	$71.3	$67.7	$211.2	$201.1
Sublease income	(4.3)	(4.4)	(13.3)	(12.0)
Total lease cost	$67.0	$63.3	$197.9	$189.1
_________________
(1)Includes short-term leases and variable lease costs, which are immaterial.
The following table summarizes supplemental cash flow information related to our operating leases:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$213.2	$202.4
Right-of-use assets modified or obtained in exchange for operating lease liabilities, net	$7.1	$133.7
Supplemental balance sheet information related to the weighted average remaining lease term and discount rate of our leases is as follows:

	September 30, 2025	December 31, 2024
Lease Term and Discount Rate
Weighted-average remaining lease term - operating leases	23 years	24 years
Weighted-average discount rate - operating leases	6.7%	6.7%
The following table summarizes the maturity of our lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on our consolidated condensed balance sheet as of September 30, 2025:

Maturity of Lease Liabilities	September 30, 2025
2025 (1)	$67.1
2026	266.7
2027	256.1
2028	253.8
2029	245.7
2030	241.0
2031 and thereafter	4,097.1
Total future minimum lease payments	$5,427.5
Less: Imputed interest	(2,936.1)
Present value of future minimum lease payments	$2,491.4

Current operating lease liabilities (2)	$101.8
Long-term operating lease liabilities	2,389.6
Total operating lease liabilities	$2,491.4
____________________
(1)Excludes the nine months ended September 30, 2025.
(2)Included within "Accrued expenses and other current liabilities" on Consolidated Condensed Balance Sheet as of September 30, 2025.

4. Inventories
Inventories consisted of the following:

	September 30, 2025	December 31, 2024
Retail automotive dealership new vehicles	$2,204.4	$2,345.7
Retail automotive dealership used vehicles	1,238.5	1,119.2
Retail automotive parts, accessories, and other	181.0	167.8
Retail commercial truck dealership vehicles and parts	531.5	518.4
Commercial vehicle distribution vehicles, parts, and engines	549.7	489.1
Total inventories	$4,705.1	$4,640.2
We receive credits from certain vehicle manufacturers that reduce cost of sales when the vehicles are sold. Such credits amounted to $18.6 million and $18.3 million during the three months ended September 30, 2025 and 2024, respectively, and $52.5 million and $49.0 million during the nine months ended September 30, 2025 and 2024, respectively.
5. Business Combinations
During the nine months ended September 30, 2025, we acquired one retail automotive franchise in Italy, which generated $7.0 million of revenue and $0.3 million of pre-tax income from our date of acquisition through September 30, 2025. During the nine months ended September 30, 2024, we acquired 16 retail automotive franchises in the U.K., acquired two retail automotive franchises in Italy, acquired two retail automotive franchises and one used vehicle dealership in Australia, and acquired one Ford franchise in the U.S. We also acquired three full-service commercial truck dealerships and two independent repair facilities in the U.S. adding to PTG's operations. Our financial statements include the results of operations of the acquired entities from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements and may be subject to adjustment pending completion of final valuation. The following table summarizes the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the nine months ended September 30, 2025, and 2024:

	Nine Months Ended September 30,
	2025	2024
Accounts receivable	$—	$34.1
Inventories	2.8	217.9
Other current assets	0.1	0.2
Property and equipment	0.5	63.5
Indefinite-lived intangibles	25.4	402.2
Other noncurrent assets	—	—
Current liabilities	(7.3)	(59.9)
Noncurrent liabilities	—	(20.6)
Total cash used in acquisitions	$21.5	$637.4

Our following unaudited consolidated pro forma results of operations for the three and nine months ended September 30, 2025, and 2024 give effect to acquisitions consummated during 2025 and 2024 as if they had occurred on January 1, 2024. This pro forma information is based on historical results of operations, adjusted for the income statement effects of incremental interest expense directly resulting from the acquisitions and the related tax effects. The pro forma information is not necessarily indicative of the results that would have been achieved had the transactions occurred on the first day of each of the periods presented or that may be achieved in the future:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$7,695.3	$7,657.6	$22,980.8	$23,365.0
Net income attributable to Penske Automotive Group common stockholders	213.0	226.6	708.0	692.9
Net income per diluted common share	$3.23	$3.39	$10.67	$10.35
6. Intangible Assets
The following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the nine months ended September 30, 2025:

	Goodwill	Other Indefinite- Lived Intangible Assets
Balance, January 1, 2025	$2,371.3	$1,011.6
Additions	7.5	17.9
Disposals	(8.0)	(9.9)
Impairment	—	(3.4)
Foreign currency translation	54.7	25.9
Balance, September 30, 2025	$2,425.5	$1,042.1
As of September 30, 2025, the goodwill balance for reporting units within our Retail Automotive, Retail Commercial Truck, and Other reportable segments was $1,850.7 million, $500.2 million, and $74.6 million, respectively. There is no goodwill recorded in our Non-Automotive Investments reportable segment.
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
The weighted average interest rate on floor plan borrowings was 4.4% and 5.0% for the nine months ended September 30, 2025 and 2024, respectively. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle and all floor plan notes payable relating to pre-owned vehicles as "Floor plan notes payable — non-trade" on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.

8. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average shares of voting common stock outstanding, including unvested restricted stock awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average shares of voting common stock outstanding, adjusted for the dilutive impact of unissued shares paid to directors during the year as compensation. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average number of common shares outstanding	66,015,808	66,769,195	66,316,673	66,902,644
Effect of non-participatory equity compensation	14,375	15,392	14,375	15,392
Weighted average number of common shares outstanding, including effect of dilutive securities	66,030,183	66,784,587	66,331,048	66,918,036
9. Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2025	December 31, 2024
U.S. credit agreement — revolving credit line	$—	$—
U.K. credit agreement — revolving credit line	40.3	171.4
3.50% senior subordinated notes due 2025 (1)	—	549.1
3.75% senior subordinated notes due 2029	497.1	496.6
Mortgage facilities	735.1	474.8
Other debt	298.5	160.1
Total long-term debt	1,571.0	1,852.0
Less: current portion	(305.4)	(721.2)
Net long-term debt	$1,265.6	$1,130.8
(1)During the third quarter of 2025, we repaid in full at scheduled maturity our $550 million of 3.50% senior subordinated notes due September 1, 2025.
U.S. Credit Agreement
Our U.S. credit agreement with Mercedes-Benz Financial Services USA LLC, Toyota Motor Credit Corporation, and Daimler Truck Financial Services USA LLC (as amended, the “U.S. credit agreement”) provides for up to $1.5 billion in revolving loans for working capital, acquisitions, capital expenditures, investments, and other general corporate purposes and provides up to an additional $75 million of letters of credit. The U.S. credit agreement provides for a maximum of $400 million of borrowings for foreign acquisitions and expires on September 30, 2028.
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
The U.S. credit agreement also contains typical events of default, including upon a change of control, non-payment of our obligations, and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of September 30, 2025, we had no revolver borrowings under the U.S. credit agreement.
U.K. Credit Agreement
Our U.K. credit agreement with National Westminster Bank Plc and BMW Financial Services (GB) Limited provides up to a £200.0 million revolving line of credit to be used for working capital, acquisitions, capital expenditures, investments, and general corporate purposes. The revolving loans bear interest between defined Sterling Overnight Index Average (“SONIA”) plus 1.10% and defined SONIA plus 2.10%. In addition, the U.K. credit agreement includes a £100.0 million “accordion” feature which allows the U.K. subsidiaries to request up to an additional £100.0 million of facility capacity, subject to certain limitations. The lenders may agree to provide additional capacity, and, if not, the U.K. subsidiaries may add an additional lender, if available, to the facility to provide such additional capacity. Our U.K. credit agreement expires in January 2028. As of September 30, 2025, we had £30.0 million ($40.3 million) revolver borrowings under the U.K. credit agreement.
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
Senior Subordinated Notes
We have issued the following senior subordinated notes, which remain outstanding:

Description	Maturity Date	Interest Payment Dates	Principal Amount
3.75% Notes	June 15, 2029	June 15, December 15	$500 million
These notes are our unsecured, senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our 100% owned U.S. subsidiaries. These notes also contains customary negative covenants and events of default. If we experience certain "change of control" events specified in the indentures, holders of these notes will have the option to require us to purchase for cash all or a portion of their notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest. In addition, if we make certain asset sales and do not reinvest the proceeds thereof or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest. We may redeem the 3.75% Notes at the redemption prices noted in the respective indentures. During the third quarter of 2025, we repaid in full at scheduled maturity our $550 million of 3.50% senior subordinated notes due September 1, 2025.
Mortgage Facilities
We are party to mortgages that bear interest at defined rates and require monthly principal and interest payments. We also have a revolving mortgage facility with Toyota Motor Credit Corporation in the U.S. Our maximum borrowing capacity under the mortgage facility is $500.0 million, contingent on our property values pledged under the mortgage facility. Our actual borrowing capacity as of September 30, 2025, was $414.7 million. The facility bears interest at the prime rate minus 1.68% and expires in December 2028. As of September 30, 2025, we had $408.3 million outstanding borrowings under this mortgage facility. Our mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain dealerships operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of September 30, 2025, we owed $735.1 million of principal under all of our mortgage facilities.
Other Debt
Our other debt consists primarily of various credit agreements and working capital loans in connection with local operations outside of the U.S. and the U.K.
10. Commitments and Contingent Liabilities
We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of September 30, 2025, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
We have $12.8 million of letters of credit outstanding and $28.8 million of bank guarantees as of September 30, 2025, and have posted $20.6 million of surety bonds in the ordinary course of business.

11. Equity
A summary of shares repurchased under our securities repurchase program, and shares acquired, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shares repurchased (1)	46,037	—	796,716	390,535
Aggregate purchase price in millions	$7.8	$—	$119.0	$58.1
Average purchase price per share	$168.04	$—	$149.33	$148.87

Shares acquired (2)	2,813	476	137,406	120,538
Aggregate purchase price in millions	$0.5	$0.1	$22.6	$18.4
Average purchase price per share	$186.58	$167.14	$164.62	$152.16
________________________
(1)Shares were repurchased under our securities repurchase program. We had $287.9 million in repurchase authorization remaining under the repurchase program as of September 30, 2025.
(2)Shares were acquired from employees in connection with a net share settlement feature of employee equity awards.
12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component during the three and nine months ended September 30, 2025 and 2024, respectively, attributable to Penske Automotive Group common stockholders follows:
Three Months Ended September 30, 2025

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Loss
Balance at June 30, 2025	$(166.2)	$(6.2)	$(172.4)
Other comprehensive loss, net of tax	(29.6)	(1.6)	(31.2)
Balance at September 30, 2025	$(195.8)	$(7.8)	$(203.6)
Three Months Ended September 30, 2024

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Loss
Balance at June 30, 2024	$(296.9)	$(2.8)	$(299.7)
Other comprehensive income (loss), net of tax	95.1	(7.8)	87.3
Balance at September 30, 2024	$(201.8)	$(10.6)	$(212.4)
Nine Months Ended September 30, 2025

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$(354.0)	$(10.5)	$(364.5)
Other comprehensive income, net of tax	158.2	2.7	160.9
Balance at September 30, 2025	$(195.8)	$(7.8)	$(203.6)

Nine Months Ended September 30, 2024

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$(262.6)	$(1.5)	$(264.1)
Other comprehensive income (loss), net of tax	60.8	(9.1)	51.7
Balance at September 30, 2024	$(201.8)	$(10.6)	$(212.4)
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

Three Months Ended September 30,
	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Total
Revenues
2025	$6,570.1	$918.6	$206.6	$—	$7,695.3
2024	6,340.7	1,063.3	186.8	—	7,590.8
Cost of sales
2025	$5,503.8	$782.3	$160.1	$—	$6,446.2
2024	5,299.2	906.2	142.2	—	6,347.6
Selling, general, and administrative expenses:
Personnel expenses
2025	$456.3	$63.7	$18.6	$—	$538.6
2024	442.9	68.6	18.5	—	530.0
Advertising expenses
2025	$32.3	$0.9	$0.3	$—	$33.5
2024	32.4	0.9	0.6	—	33.9

Rent & related expenses
2025	$99.0	$6.6	$4.0	$—	$109.6
2024	96.5	6.6	3.5	—	106.6
Other expenses (1)
2025	$205.8	$14.5	$5.5	$—	$225.8
2024	193.6	14.3	6.8	—	214.7
Depreciation
2025	$37.2	$4.1	$1.6	$—	$42.9
2024	35.3	3.9	1.4	—	40.6
Floor plan interest expense
2025	$36.1	$5.0	$1.8	$—	$42.9
2024	41.8	6.3	2.7	—	50.8
Other interest expense
2025	$18.8	$—	$3.2	$—	$22.0
2024	21.8	—	1.1	—	22.9
Equity in earnings of affiliates
2025	$—	$—	$—	$58.4	$58.4
2024	0.5	—	—	60.2	60.7
Segment income
2025	$180.8	$41.5	$11.5	$58.4	$292.2
2024	177.7	56.5	10.0	60.2	304.4
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

Nine Months Ended September 30,
	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Total
Revenues
2025	$19,656.9	$2,685.9	$619.3	$—	$22,962.1
2024	19,434.1	2,747.4	553.8	—	22,735.3
Cost of sales
2025	$16,398.0	$2,265.0	$484.4	$—	$19,147.4
2024	16,260.4	2,301.0	421.4	—	18,982.8
Selling, general, and administrative expenses:
Personnel expenses
2025	$1,369.8	$195.0	$56.7	$—	$1,621.5
2024	1,324.9	199.7	54.8	—	1,579.4
Advertising expenses
2025	$92.0	$2.6	$1.5	$—	$96.1
2024	97.6	2.4	1.4	—	101.4
Rent & related expenses
2025	$292.0	$20.0	$11.0	$—	$323.0
2024	283.9	19.3	10.5	—	313.7

Other expenses (1)
2025	$632.4	$36.7	$17.7	$—	$686.8
2024	600.0	40.1	17.9	—	658.0
Depreciation
2025	$108.2	$12.2	$4.5	$—	$124.9
2024	101.7	11.2	4.1	—	117.0
Floor plan interest expense
2025	$107.8	$13.6	$6.3	$—	$127.7
2024	120.0	15.0	7.2	—	142.2
Other interest expense
2025	$54.3	$—	$11.8	$—	$66.1
2024	61.8	—	2.3	—	64.1
Equity in earnings of affiliates
2025	$0.5	$—	$—	$144.8	$145.3
2024	2.7	—	—	145.3	148.0
Segment income
2025 (2)	$655.2	$140.8	$25.4	$144.8	$966.2
2024	586.5	158.7	34.2	145.3	924.7
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

(2)Retail automotive segment income includes a gain of $52.3 million from the sale of two retail automotive franchise in the U.S.

Total capital expenditures by reportable segment are set forth in the table below. As segment assets are not regularly provided to or used by the CODM to measure business performance or allocate resources, total segment assets are not presented.

Three Months Ended September 30,
	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Total
Capital expenditures
2025	$63.1	$14.0	$2.0	$—	$79.1
2024	68.2	10.7	2.0	—	80.9

Nine Months Ended September 30,
	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Total
Capital expenditures
2025	$172.6	$49.3	$4.6	$—	$226.5
2024	243.1	33.3	6.2	—	282.6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, and Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, and those in our other periodic reports filed with the Securities and Exchange Commission, and "Forward-Looking Statements." We have acquired, disposed, and initiated a number of businesses during the periods presented and addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. Our period-to-period results of operations may vary depending on the dates of acquisitions or disposals.
Overview
We are a diversified international transportation services company and one of the world's premier automotive and commercial truck retailers. We operate dealerships in the United States, the United Kingdom, Canada, Germany, Italy, Japan, and Australia, and we are one of the largest retailers of commercial trucks in North America for Freightliner. We also distribute and retail commercial vehicles, diesel and gas engines, power systems, and related parts and services principally in Australia and New Zealand. We employ over 28,300 people worldwide. Additionally, we own 28.9% of Penske Transportation Solutions, a business that employs nearly 43,000 people worldwide, manages one of the largest, most comprehensive and modern trucking fleets in North America with over 405,000 trucks, tractors, and trailers under lease, rental, and/or maintenance contracts, and provides innovative transportation, supply chain, and technology solutions to its customers.
Business Overview
During the nine months ended September 30, 2025, our business generated $23.0 billion in total revenue, which is comprised of approximately $19.7 billion from retail automotive dealerships, $2.7 billion from retail commercial truck dealerships, and $619.3 million from commercial vehicle distribution and other operations. We generated $3.8 billion in gross profit, which is comprised of $3.3 billion from retail automotive dealerships, $420.9 million from retail commercial truck dealerships, and $134.9 million from commercial vehicle distribution and other operations.
Retail Automotive. We are one of the largest global automotive retailers as measured by the $26.2 billion in total retail automotive dealership revenue we generated in 2024. We are diversified geographically with 58% of our total retail automotive dealership revenues in the nine months ended September 30, 2025, generated in the U.S. and Puerto Rico and 42% generated outside of the U.S. We offer over 40 vehicle brands with 73% of our retail automotive franchised dealership revenue generated from premium brands, such as Audi, BMW, Land Rover, Mercedes-Benz, and Porsche, and 20% of revenue generated from volume non-U.S. brands such as Toyota and Honda in the nine months ended September 30, 2025. As of September 30, 2025, we operated 356 retail automotive franchised dealerships, of which 147 are located in the U.S. and 209 are located outside of the U.S., principally in the U.K. As of September 30, 2025, we also operated 15 used vehicle dealerships, with six dealerships in the U.S. operating under the brand name CarShop, eight dealerships in the U.K. operating under the brand name Sytner Select, and one dealership in Australia operating under the brand name Penske Select. We retailed and wholesaled, including agency units, more than 418,000 vehicles in the nine months ended September 30, 2025.
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

During the nine months ended September 30, 2025, we sold two retail automotive franchises and opened one retail automotive franchise in the U.S. We also sold one used vehicle dealership and opened three retail automotive franchises in the U.K., and we acquired one retail automotive franchise in Italy. Retail automotive dealerships represented 85.6% of our total revenues and 85.4% of our total gross profit in the nine months ended September 30, 2025.
Retail Commercial Truck Dealership. We operate Premier Truck Group ("PTG"), a heavy- and medium-duty truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations across 10 U.S. states and the Canadian provinces of Ontario and Manitoba. As of September 30, 2025, PTG operated 45 locations selling new and/or used trucks, performing service and parts operations, or offering collision repair services. We retailed and wholesaled 15,393 new and used trucks in the nine months ended September 30, 2025. This business represented 11.7% of our total revenues and 11.0% of our total gross profit in the nine months ended September 30, 2025.
Penske Australia. Penske Australia is the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy- and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand, and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU (a Rolls-Royce solution), Detroit Diesel, Allison Transmission, and Bergen Engines. Penske Australia offers products across the on- and off-highway markets, including in the trucking, mining, power generation, energy solutions, defense, marine, rail, and construction sectors and supports full parts and aftersales service through a network of branches, field service locations, and dealers across the region. These businesses represented 2.7% of our total revenues and 3.6% of our total gross profit in the nine months ended September 30, 2025.
Penske Transportation Solutions. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. ("PTL"). PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. ("Mitsui"). We account for our investment in PTL under the equity method, and we therefore record our share of PTL's earnings on our statements of income under the caption "Equity in earnings of affiliates," which also includes the results of our other equity method investments. Penske Transportation Solutions ("PTS") is the universal brand name for PTL's various business lines through which it is capable of meeting customers' needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental, and contract maintenance along with logistics services, such as dedicated contract carriage, distribution center management, freight management, and dry van truckload carrier services. We recorded $145.1 million and $145.7 million in equity earnings from this investment for the nine months ended September 30, 2025 and 2024, respectively.
Outlook/Recent Developments
Tariffs. In addition to previously announced tariffs imposed on automobiles and certain automobile parts (the "Automotive Tariffs"), U.S. President Trump recently announced the imposition of a 25% tariff on medium- and heavy-duty trucks and truck parts (the "Truck Tariffs"), scheduled to be effective on November 1, 2025. In their current form, the Truck Tariffs are expected to impact various commercial vehicles sold by our Premier Truck Group ("PTG") business and trucks used in the operations of Penske Transportation Solutions ("PTS"). The policies and announcements regarding tariffs, including the Automotive Tariffs and Truck Tariffs, remain fluid, and we continue to monitor the impact of tariffs on our business and results of operations. For an additional discussion of certain risks associated Tariffs, see Part II, Item 1A. Risk Factors, "Tariffs and Trade Risk" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 and Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q.

Electric Vehicle Regulation. Federal and state governments and regulators in our markets have placed various restrictions on new retail automotive and commercial vehicles, in many cases requiring vehicle manufacturers to achieve progressively higher penetration of EVs or lower emissions of new internal combustion engine vehicle sales. See below for further discussion. The U.S. has recently reduced its regulations and various manufacturers have begun to produce or have announced plans to produce more vehicles with internal combustion engines. The U.K. government, however, continues to propose a ban on the sale of internal combustion engines in new cars and new vans beginning in 2030, with some moderation to allow hybrid cars to be sold until 2035 and limited exceptions to the ZEV mandate for certain lower volume manufacturers. These U.K. regulations continue to effect the profitability and mix of vehicles sold by our U.K. dealerships. For an additional discussion of certain risks associated with our business related to the environmental regulations, see Item 1A. Risk Factors, "Vehicle Emissions and Other Environmental Regulations" in our Annual Report on Form 10-K for the year ended December 31, 2024.

On September 1, 2025, we became aware that Jaguar Land Rover (“JLR”) experienced a significant cybersecurity incident that disrupted its global manufacturing and information technology systems. In connection with the incident,

JLR’s production facilities were shut down, and JLR proactively suspended key IT systems, rendering our dealerships in the U.S. and U.K. temporarily unable to, among other things, sell vehicles, order parts, and process or provide warranty service. While manual processes were created and implemented to support daily dealership operations, several key systems remain impacted. JLR restarted vehicle production in a phased manner on October 8th, although a return to full production capacity is not expected until later in the fourth quarter, and we expect fewer deliveries of vehicles from JLR for the remainder of the year. The cybersecurity incident is not known to have resulted in any unauthorized access to our information systems, although JLR announced that it identified the compromise of certain data during its forensic investigation, without providing additional information as to the nature or scope of such compromised data. While our affected dealerships promptly implemented manual or alternative processes to mitigate, where possible, operational losses resulting from the incident, we believe the JLR cybersecurity incident, including our inability to secure new vehicle inventory from JLR, decreased our net income in the third quarter by approximately $2.5 million.

We rely on our manufacturer partners and third-party suppliers to produce and supply vehicles and parts. Any interruption in supply, such as that caused by the JLR cybersecurity incident, may adversely affect us. In October 2025, the Dutch government invoked emergency powers to seize control of Nexperia, a subsidiary of a Chinese company and an important supplier of basic chips used in vehicles, prompting the Chinese government to ban exports of the company's finished products. The Alliance for Automotive Innovation reported that OEMs could experience significant production delays if Nexperia does not resume shipments. Should this situation not be resolved, we could experience delays in acquiring vehicles or parts or experience other events which could materially and adversely affect us.

On September 16, 2025, a fire at a major U.S. aluminum production facility caused significant damage and is expected to keep the plant offline until early 2026. The facility supplies several OEMs, and the disruption is anticipated to affect the production of certain aluminum-intensive vehicle models. Certain OEMs have indicated they are working with alternative aluminum suppliers to mitigate the impact of the fire. In response to these supply constraints, Ford temporarily suspended production of certain SUV models and additional impacts to truck production may occur if aluminum shortages persist. While the ultimate impact on our new vehicle supply remains uncertain, these disruptions could result in reduced vehicle availability, which could materially and adversely affect us.

On July 4, 2025, H.R. 1, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), was signed into law. The bill provides consumers with a tax deduction for the interest on loans for certain U.S.-assembled vehicles and eliminates federal Electric Vehicle ("EV") tax credits for vehicles purchased or leased after September 30, 2025. The OBBBA also reinstates 100% bonus depreciation for qualified property placed in service after January 19, 2025. This provision allows for immediate expensing for income tax purposes of the full cost of eligible tangible assets, including certain machinery, equipment and building improvements, which will benefit the tax treatment of PTS vehicle purchases. Further, the OBBBA has effectively eliminated fines for automotive manufacturers who fail to meet federal fuel efficiency standards for vehicles dating back to model year 2022, which is expected to result in significant savings for vehicle manufacturers. While we expect lower U.S. EV new vehicle sales as a result of the elimination of the EV tax credit, we continue to evaluate the impact of the OBBBA on our consolidated financial statements and the cash flow implications.
Retail Automotive. During the nine months ended September 30, 2025, U.S. industry new light vehicle sales increased 4.3%, to 12.3 million units, including a 5.0% increase in retail sales and a 3.1% increase in fleet sales, as compared to the same period last year. In the U.S., we believe new vehicle sales were positively impacted by continued strong consumer demand and the expiration of the electric vehicle tax credit at the end of September 2025. Although U.K. new vehicle registrations increased 4.2% to 1.6 million registrations, including a 3.8% increase in fleet sales and a 4.8% increase in retail sales, as compared to the same period last year, the sale of new premium brand vehicles across the U.K., representing a significant portion of our U.K. portfolio, decreased 5.6% over such period. We believe the decline in premium-branded vehicles is driven by macroeconomic pressures from inflation, as well as higher business taxes, labor costs, and the JLR cybersecurity incident discussed above. Our new vehicle days' supply is 51 as of September 30, 2025, compared to 49 as of December 31, 2024. Our used vehicle days' supply is 43 as of September 30, 2025, compared to 47 as of December 31, 2024. We expect lower EV sales in the U.S. due to the elimination of EV tax credits and strong demand for our service and parts operations driven by increased vehicle sales in recent years, increased average age of vehicles, recall campaigns, increased miles driven, and vehicle complexity.
Retail Commercial Truck Dealership. During the nine months ended September 30, 2025, North American sales of Class 6-8 medium- and heavy-duty trucks, the vehicles sold by our PTG business, decreased 11.4% from the same period last year to 309,294 units. The Class 6-7 medium-duty truck market decreased 4.6% from the same period last year to 109,971 units, and Class 8 heavy-duty trucks, the largest North American market, decreased 14.7% from the same period last year to 199,323 units. We believe the decline in sales is due to the prolonged recessionary freight rate environment. As discussed above, certain new trucks sold by PTG, are subject to the Truck Tariffs and other tariffs which have been or may be announced. We believe that, although PTG may experience increased demand for its service and parts operations as a result of the tariffs, ongoing tariff volatility combined with general economic and freight market uncertainty may suppress new and used commercial vehicle demand. As of September 30, 2025, the Class 6-8 medium- and heavy-duty truck backlog is 136,527 units according to data published by ACT Research compared to 190,602 as of September 30, 2024, and a decrease of 3.1% since the prior quarter.
Commercial Vehicle Distribution and Other. During the nine months ended September 30, 2025, the Australian heavy-duty truck market reported sales of 10,563 units, representing a decrease of 17.8% from the same period last year, while the New Zealand market reported sales of 1,743 units, representing a decrease of 37.8% from the same period last year. Our power system operations continue to grow through sales in the off-highway segments such as energy solutions, which provide power systems for large data centers, mining, and military applications.
Penske Transportation Solutions. A majority of PTS' revenue is generated by multi-year contracts for full-service leasing, contract maintenance, and logistics services. PTS also rents additional trucks to commercial customers in response to demand for freight as well as consumer customers. With a managed fleet of over 405,000 vehicles at September 30, 2025, PTS regularly sells trucks in order to maintain a low fleet age as well as in response to changes in demand for truck leasing and records a gain or loss on those sales. PTS has experienced a decrease in earnings during the third quarter as continued weakness in the freight market drove a decline in rental revenue, coupled with an increase in bad debt expense and lower gain on the sale of used trucks. In response, PTS has decreased the size of its consumer and commercial rental fleets, aimed at improving the utilization rate of the fleet and has implemented certain operational improvements to mitigate the challenges associated with the prolonged recessionary freight rate environment. PTS could also be negatively impacted by the tariffs discussed above, which could increase its costs of acquiring vehicles and parts.
As described in "Forward-Looking Statements," there are a number of factors that could cause actual results to differ materially from our expectations, including those discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, and our other periodic reports filed with the Securities and Exchange Commission.
Operating Overview
Automotive and commercial truck dealerships represent 97.3% of our revenue and 82.4% of our earnings before taxes during the nine months ended September 30, 2025. Income from our PTS investment represents 15.0% of our earnings before taxes during the nine months ended September 30, 2025. New and used vehicle revenues typically include sales to retail customers, agency customers, fleet customers, and leasing companies providing consumer leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, sales of third-party insurance policies, commissions relating to the sale of finance and lease contracts to third parties, and the sales of certain other products. Service and parts revenues include fees paid by customers for repair, maintenance and collision services, and the sale of replacement parts and other aftermarket accessories as well as warranty repairs that are reimbursed directly by vehicle manufacturers.
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
Across our consolidated business, total revenue increased $104.5 million, or 1.4%, and gross profit increased $5.9 million, or 0.5%, during the three months ended September 30, 2025. For the nine months ended September 30, 2025, total revenue increased $226.8 million, or 1.0%, and gross profit increased $62.2 million, or 1.7%, compared to the same periods in 2024.
As exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to weaken against the U.S. Dollar, our U.K. results of operations would translate into less U.S. Dollar reported results. Foreign currency average rate fluctuations increased revenue and gross profit by $92.8 million and $13.4 million, respectively, for the three months ended September 30, 2025, and increased revenue and gross profit by $189.0 million and $26.7 million, respectively, for the nine months ended September 30, 2025, compared to the same periods in 2024. Foreign currency average rate fluctuations increased earnings per share by approximately $0.02 per share for the three months ended September 30, 2025, and increased earnings per share by approximately $0.02 per share for the nine months ended September 30, 2025, compared to the same periods in 2024. Excluding the impact of foreign currency average rate fluctuations, aggregate revenue and gross profit increased 0.2% and decreased 0.6%, respectively, for the three months ended September 30, 2025, and increased 0.2% and increased 0.9%, respectively, for the nine months ended September 30, 2025, compared to the same periods in 2024.
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
The future success of our business is dependent upon, among other things, macro-economic, geo-political, and industry conditions and events, including their impact on sales of new and used vehicles, service and parts, and repair and maintenance services, the availability of consumer credit, changes in consumer demand, consumer confidence levels, fuel prices, demand for trucks to move freight with respect to PTS and PTG and other freight metrics such as spot rates or miles driven, personal discretionary spending levels, interest rates, foreign currency exchange rates, and unemployment rates; our ability to obtain vehicles and parts from our manufacturers, especially in light of supply chain disruptions due to natural disasters, tariffs and non-tariff trade barriers, any shortages of vehicle components, international conflicts, challenges in sourcing labor or labor strikes or work stoppages, or other disruptions; the control our manufacturer partners can exert over our operations and our reliance on them for various aspects of our business; risks to our reputation and those of our manufacturer partners; changes in the retail model from direct sales by manufacturers, a transition to an agency model of sales, sales by online competitors, or from the expansion of EVs; disruptions to the security and availability of our information technology systems and those of our third party providers, which systems are increasingly threatened by ransomware and other cyber attacks; the effects of a pandemic on the global economy, including our ability to react effectively to changing business conditions in light of any pandemic; the impact of tariffs targeting imported vehicles and parts, as well as changes or increases in tariffs, trade restrictions, trade disputes, or non-tariff trade barriers; the rate of inflation, including its impact on vehicle affordability; changes in interest rates and foreign currency exchange rates; our ability to consummate, integrate, and realize returns on our acquisitions; with respect to PTS, changes in the financial health of its customers, labor strikes or work stoppages by its employees, a reduction in PTS' asset utilization rates, the cost of acquiring and the continued availability from truck manufacturers and suppliers of vehicles and parts for its fleet, including with respect to the effect of various regulations concerning its vehicle fleet, changes in values of used trucks which affects PTS' profitability on truck sales and regulatory risks and related compliance costs; our ability to realize returns on our significant capital investments in new and upgraded dealership facilities; our ability to navigate a rapidly changing automotive and truck landscape; our ability to respond to new or enhanced regulations in both our domestic and international markets relating to dealerships and vehicles sales; the success of our distribution of commercial vehicles, engines, and power systems; natural disasters, including those related to the sales process, emissions standards or electrification; recall initiatives or other disruptions that interrupt the supply of vehicles or parts to us; the outcome of legal and administrative matters, and other factors over which management has limited control. See Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, and our other periodic reports filed with the Securities and Exchange Commission.
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
Our results for the nine months ended September 30, 2025, include a gain of $52.3 million from the sale of one retail automotive franchise in the U.S. in the first quarter of 2025, resulting in an after-tax gain of $38.9 million, or $0.58 per share. This gain was partially offset by impairments and other charges in the first quarter of 2025 of $25.2 million (none of which was individually material), resulting in an after-tax expense of $20.9 million, or $0.31 per share. This resulted in a net after-tax gain of $18.0 million, or $0.27 per share.

Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024
Retail Automotive Dealership New Vehicle Data
(In millions, except unit and per unit amounts)

			2025 vs. 2024
New Vehicle Data	2025	2024	Change	% Change
New retail unit sales (excluding agency)	48,809	49,523	(714)	(1.4)%
Same-store new retail unit sales (excluding agency)	47,115	46,969	146	0.3%
New agency unit sales	11,730	10,290	1,440	14.0%
Same-store new agency unit sales	11,730	9,672	2,058	21.3%
New sales revenue	$2,961.1	$2,890.2	$70.9	2.5%
Same-store new sales revenue	$2,863.0	$2,765.7	$97.3	3.5%
New retail sales revenue per unit (excluding agency)	$60,041	$57,879	$2,162	3.7%
Same-store new retail sales revenue per unit (excluding agency)	$60,121	$58,396	$1,725	3.0%
Gross profit — new	$258.3	$274.1	$(15.8)	(5.8)%
Same-store gross profit — new	$249.5	$262.9	$(13.4)	(5.1)%
Average gross profit per new vehicle (excluding agency)	$4,726	$5,072	$(346)	(6.8)%
Same-store average gross profit per new vehicle (excluding agency)	$4,710	$5,130	$(420)	(8.2)%
Gross margin % — new	8.7%	9.5%	(0.8)%	(8.4)%
Same-store gross margin % — new	8.7%	9.5%	(0.8)%	(8.4)%
Units
Retail unit deliveries of new vehicles increased from 2024 to 2025 due to a 2,204 unit, or 3.9%, increase in same-store new retail unit deliveries, partially offset by a 1,478 unit decrease from net dealership dispositions. Same-store retail units delivered increased 8.9% in the U.S. and decreased 2.1% internationally. Overall, new retail unit deliveries increased 6.4% in the U.S. and decreased 5.2% internationally. We believe the increase in same-store retail unit sales in the U.S. is primarily due to increased EV sales in the U.S. due to the expiration of certain tax credits during the quarter and continued strong consumer demand. We believe the decrease in same-store retail unit deliveries internationally is primarily due to a comparative decrease in the sale of premium-branded vehicles across the U.K. driven by macroeconomic pressures from inflation, coupled with an increase in social program costs, and the JLR cybersecurity incident discussed above.
Revenues
New vehicle sales revenue increased from 2024 to 2025 due to a $97.3 million, or 3.5%, increase in same-store revenues, partially offset by a $26.4 million decrease from net dealership dispositions. Excluding $33.9 million of favorable foreign currency fluctuations, same-store new revenue increased 2.3%. Same-store revenue (excluding agency) increased due to a $1,725 per unit increase in same-store comparative average retail selling price (including a $694 per retail unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $81.0 million, coupled with the increase in same-store new retail unit sales, which increased revenue by $8.8 million. We believe the increase in same-store comparative average retail selling price (excluding agency) is primarily due to the increased costs of acquiring vehicles from the manufacturer and a change in mix of products sold, coupled with the transition to the agency model for certain brands in the U.K.
Gross Profit
Retail gross profit from new vehicle sales decreased from 2024 to 2025 due to a $13.4 million, or 5.1%, decrease in same-store gross profit, coupled with a $2.4 million decrease from net dealership dispositions. Excluding $3.7 million of favorable foreign currency fluctuations, same-store gross profit decreased 6.5%. Same-store gross profit (excluding agency) decreased due to a $420 per unit decrease in same-store comparative average gross profit (despite a $56 per retail unit increase attributable to favorable foreign currency fluctuations), which decreased gross profit by $19.7 million, partially offset by the increase in same-store new retail sales, which increased retail gross profit by $0.7 million. We believe the decrease in same-store comparative average retail gross profit per unit (excluding agency) is primarily due to a change in the brand mix of units sold, coupled with increased EV sales in the U.S. due to the expiration of certain tax credits during the quarter, vehicle affordability considerations, and the JLR cybersecurity incident discussed above.

Retail Automotive Dealership Used Vehicle Data
(In millions, except unit and per unit amounts)

			2025 vs. 2024
Used Vehicle Data	2025	2024	Change	% Change
Used retail unit sales	54,708	57,738	(3,030)	(5.2)%
Same-store used retail unit sales	53,593	55,023	(1,430)	(2.6)%
Used retail sales revenue	$2,242.8	$2,123.9	$118.9	5.6%
Same-store used retail sales revenue	$2,196.5	$2,042.9	$153.6	7.5%
Used retail sales revenue per unit	$40,995	$36,785	$4,210	11.4%
Same-store used retail sales revenue per unit	$40,985	$37,127	$3,858	10.4%
Gross profit — used	$115.6	$108.6	$7.0	6.4%
Same-store gross profit — used	$112.7	$106.6	$6.1	5.7%
Average gross profit per used vehicle retailed	$2,112	$1,882	$230	12.2%
Same-store average gross profit per used vehicle retailed	$2,102	$1,937	$165	8.5%
Gross margin % — used	5.2%	5.1%	0.1%	2.0%
Same-store gross margin % — used	5.1%	5.2%	(0.1)%	(1.9)%
Units
Retail unit sales of used vehicles decreased from 2024 to 2025 due to a 1,600 unit decrease from net dealership acquisitions/dispositions, coupled with a 1,430 unit, or 2.6%, decrease in same-store used retail unit sales. Our same-store units increased 0.9% in the U.S. and decreased 5.9% internationally. Overall, our used units decreased 0.6% in the U.S. and decreased 9.7% internationally. Same-store unit sales were impacted by the transition of our U.K. CarShop locations to Sytner Select dealerships during the third quarter of 2024 which sell fewer units. Excluding the decrease of 1,123 units across the U.K. Sytner Select dealerships, same-store used retail unit sales of used vehicles decreased by 307 units. Excluding the U.K. Sytner Select dealerships from both periods, used vehicles retailed decreased 3.9% internationally and decreased 2.1% overall and same-store used units decreased 2.4% internationally and decreased 0.6% overall. In addition to the impact from net dealership dispositions, we believe the decrease in same-store retail sales of used units was driven largely by a change in inventory management strategy of our used vehicles internationally, coupled with challenges related to the availability of lower mileage, higher quality used vehicles and comparatively fewer lease returns primarily in the U.S.
Revenues
Used vehicle retail sales revenue increased from 2024 to 2025 due to a $153.6 million, or 7.5%, increase in same-store revenues, partially offset by a $34.7 million decrease from net dealership acquisitions/dispositions. Excluding $43.7 million of favorable foreign currency fluctuations, same-store used retail revenue increased 5.4%. The increase in same-store revenue is due to a $3,858 per unit increase in same-store comparative average selling price (including an $816 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $206.8 million, partially offset by the decrease in same-store used retail unit sales discussed above, which decreased revenue by $53.2 million. We believe the increase in same-store comparative average selling price is primarily due to the transition of our former U.K. CarShop locations to Sytner Select dealerships which focus on lower volume, higher priced and higher margin inventory, coupled with lower availability of used vehicles.
Gross Profit
Retail gross profit from used vehicle sales increased from 2024 to 2025 due to a $6.1 million, or 5.7%, increase in same-store gross profit, coupled with a $0.9 million increase from net dealership acquisitions/dispositions. Excluding $2.2 million of favorable foreign currency fluctuations, same-store gross profit increased 3.6%. The increase in same-store gross profit is due to a $165 per unit increase in same-store comparative average gross profit (including a $42 per unit increase attributable to favorable foreign currency fluctuations), which increased gross profit by $8.8 million, partially offset by the decrease in same-store used retail unit sales, which decreased gross profit by $2.7 million. We believe the increase in same-store comparative average gross profit per unit is primarily due to a change in inventory management strategy internationally and the transition of our U.K. CarShop locations to Sytner Select dealerships which focus on lower volume, higher priced and higher margin inventory, coupled with the increase in gross profit per unit as a result of a decreased supply of used vehicles in the U.S. from declining lease renewals, partially offset by a change in the brand mix of units sold in the U.S.
Retail Automotive Dealership Finance and Insurance Data
(In millions, except unit and per unit amounts)

			2025 vs. 2024
Finance and Insurance Data	2025	2024	Change	% Change
Total retail unit sales	103,517	107,261	(3,744)	(3.5)%
Total same-store retail unit sales	100,708	101,992	(1,284)	(1.3)%
Total agency unit sales	11,730	10,290	1,440	14.0%
Total same-store agency unit sales	11,730	9,672	2,058	21.3%
Finance and insurance revenue	$195.9	$193.1	$2.8	1.5%
Same-store finance and insurance revenue	$193.7	$187.0	$6.7	3.6%
Finance and insurance revenue per unit (excluding agency)	$1,848	$1,761	$87	4.9%
Same-store finance and insurance revenue per unit (excluding agency)	$1,891	$1,806	$85	4.7%
Finance and insurance revenue increased from 2024 to 2025 due to a $6.7 million, or 3.6%, increase in same-store revenue, partially offset by a $3.9 million decrease from net dealership dispositions. Excluding $2.3 million of favorable foreign currency fluctuations, same-store finance and insurance revenue increased 2.3%. Same-store revenue (excluding agency) increased due to an $85 per unit increase in same-store comparative average finance and insurance retail revenue (including a $22 per retail unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $8.6 million, partially offset by the decrease in combined same-store new and used retail unit sales, which decreased revenue by $2.3 million. Same-store finance and insurance revenue per unit (excluding agency) increased 0.9% in the U.S. and increased 9.9% in the U.K. We believe the increase in same-store finance and insurance revenue per unit (excluding agency) is primarily due to the increase in average selling price of both new and used vehicles, coupled with enhanced product offerings internationally and our efforts to increase product penetration across the markets we serve.
Retail Automotive Dealership Service and Parts Data
(In millions)

			2025 vs. 2024
Service and Parts Data	2025	2024	Change	% Change
Service and parts revenue	$818.3	$778.0	$40.3	5.2%
Same-store service and parts revenue	$799.9	$762.8	$37.1	4.9%
Gross profit — service and parts	$482.2	$449.8	$32.4	7.2%
Same-store service and parts gross profit	$473.0	$439.8	$33.2	7.5%
Gross margin % — service and parts	58.9%	57.8%	1.1%	1.9%
Same-store service and parts gross margin %	59.1%	57.7%	1.4%	2.4%
Revenues
Service and parts revenue increased from 2024 to 2025, with an increase of 5.6% in the U.S. and an increase of 4.6% internationally. The increase in service and parts revenue is due to a $37.1 million, or 4.9%, increase in same-store revenues, coupled with a $3.2 million increase from net dealership acquisitions/dispositions. Excluding $11.6 million of favorable foreign currency fluctuations, same-store revenue increased 3.4%. The increase in same-store revenue is due to a $27.6 million, or 5.1%, increase in customer pay revenue, a $5.2 million, or 3.0%, increase in warranty revenue, and a $4.3 million, or 9.0%, increase in vehicle preparation and body shop revenue. We believe the increase in same-store revenue is primarily due to an increase in customer pay revenue from vehicles remaining on the road longer due to affordability considerations, additional warranty opportunities due to manufacturer recalls, and increasing vehicle complexity, as well as increases in labor rates, repair orders, and the price of parts.
Gross Profit
Service and parts gross profit increased from 2024 to 2025 due to a $33.2 million, or 7.5%, increase in same-store gross profit, partially offset by a $0.8 million decrease from net dealership acquisitions/dispositions. Excluding

$6.2 million of favorable foreign currency fluctuations, same-store gross profit increased 6.2%. The increase in same-store gross profit is due to the increase in same-store revenues, which increased gross profit by $21.9 million, coupled with a 1.4% increase in same-store gross margin from 57.7% to 59.1%, which increased gross profit by $11.3 million. The increase in same-store gross profit is due to a $17.9 million, or 7.0%, increase in customer pay gross profit, an $11.2 million, or 5.2%, increase in vehicle preparation and body shop gross profit, and a $4.1 million, or 4.4%, increase in warranty gross profit. We believe the increase in same-store gross margin is primarily due to a change in the mix of warranty and customer pay.
Retail Commercial Truck Dealership Data
(In millions, except unit and per unit amounts)

			2025 vs. 2024
New Commercial Truck Data	2025	2024	Change	% Change
New retail unit sales	4,298	5,405	(1,107)	(20.5)%
Same-store new retail unit sales	4,298	5,405	(1,107)	(20.5)%
New retail sales revenue	$620.8	$755.3	$(134.5)	(17.8)%
Same-store new retail sales revenue	$620.8	$755.3	$(134.5)	(17.8)%
New retail sales revenue per unit	$144,435	$139,746	$4,689	3.4%
Same-store new retail sales revenue per unit	$144,435	$139,746	$4,689	3.4%
Gross profit — new	$34.7	$46.0	$(11.3)	(24.6)%
Same-store gross profit — new	$34.7	$46.0	$(11.3)	(24.6)%
Average gross profit per new truck retailed	$8,075	$8,503	$(428)	(5.0)%
Same-store average gross profit per new truck retailed	$8,075	$8,503	$(428)	(5.0)%
Gross margin % — new	5.6%	6.1%	(0.5)%	(8.2)%
Same-store gross margin % — new	5.6%	6.1%	(0.5)%	(8.2)%
Units
Retail unit sales of new trucks decreased from 2024 to 2025 due to a 1,107 unit, or 20.5%, decrease in same-store new retail unit sales. We believe the decrease in same-store unit sales is due to replacement demand cycles, coupled with the prolonged recessionary freight rate environment.
Revenues
New commercial truck retail sales revenue decreased from 2024 to 2025 due to a $134.5 million, or 17.8%, decrease in same-store revenues. The decrease in same-store revenue is due to the decrease in same-store new retail unit sales, which decreased revenue by $154.7 million, partially offset by a $4,689 per unit increase in same-store comparative average selling price, which increased revenue by $20.2 million. We believe the increase in same-store comparative average selling price is primarily due to manufacturer price increases, in part due to tariffs.
Gross Profit
New commercial truck retail gross profit decreased from 2024 to 2025 due to an $11.3 million, or 24.6%, decrease in same-store gross profit. The decrease in same-store gross profit is due to the decrease in same-store new retail unit sales, which decreased gross profit by $9.5 million, coupled with a $428 per unit decrease in same-store comparative average gross profit, which decreased gross profit by $1.8 million. We believe the decrease in same-store comparative average gross profit per unit is primarily due to a shift in the sales mix towards fleet sales, coupled with a prolonged recessionary freight rate environment.

			2025 vs. 2024
Used Commercial Truck Data	2025	2024	Change	% Change
Used retail unit sales	810	926	(116)	(12.5)%
Same-store used retail unit sales	810	926	(116)	(12.5)%
Used retail sales revenue	$60.7	$60.1	$0.6	1.0%
Same-store used retail sales revenue	$60.7	$60.1	$0.6	1.0%
Used retail sales revenue per unit	$74,937	$64,856	$10,081	15.5%
Same-store used retail sales revenue per unit	$74,937	$64,856	$10,081	15.5%
Gross profit — used	$2.7	$4.8	$(2.1)	(43.8)%
Same-store gross profit — used	$2.7	$4.8	$(2.1)	(43.8)%
Average gross profit per used truck retailed	$3,354	$5,237	$(1,883)	(36.0)%
Same-store average gross profit per used truck retailed	$3,354	$5,237	$(1,883)	(36.0)%
Gross margin % — used	4.4%	8.0%	(3.6)%	(45.0)%
Same-store gross margin % — used	4.4%	8.0%	(3.6)%	(45.0)%
Units
Retail unit sales of used trucks decreased from 2024 to 2025 due to a 116 unit, or 12.5%, decrease in same-store retail unit sales. We believe the decrease in same-store unit sales is primarily due to the prolonged recessionary freight rate environment.
Revenues
Used commercial truck retail sales revenue increased from 2024 to 2025 due to a $0.6 million, or 1.0%, increase in same-store revenues. The increase in same-store revenue is due to a $10,081 per unit increase in same-store comparative average selling price, which increased revenue by $8.2 million, partially offset by the decrease in same-store used retail unit sales, which decreased revenue by $7.6 million. We believe the increase in same-store comparative average selling price is primarily due to the limited availability of lower mileage, higher quality used trucks available for sale.
Gross Profit
Used commercial truck retail gross profit decreased from 2024 to 2025 primarily due to a $2.1 million, or 43.8%, decrease in same-store gross profit. The decrease in same-store gross profit is due to a $1,883 per unit decrease in same-store comparative average gross profit, which decreased gross profit by $1.5 million, coupled with the decrease in same-store used retail unit sales, which decreased gross profit by $0.6 million. We believe the decrease in same-store comparative average gross profit per unit is primarily due to the prolonged recessionary freight rate environment and the mix of units sold when compared to the prior period.

			2025 vs. 2024
Service and Parts Data	2025	2024	Change	% Change
Service and parts revenue	$227.0	$232.8	$(5.8)	(2.5)%
Same-store service and parts revenue	$227.0	$231.6	$(4.6)	(2.0)%
Gross profit — service and parts	$92.1	$98.0	$(5.9)	(6.0)%
Same-store service and parts gross profit	$92.1	$97.4	$(5.3)	(5.4)%
Gross margin % — service and parts	40.6%	42.1%	(1.5)%	(3.6)%
Same-store service and parts gross margin %	40.6%	42.1%	(1.5)%	(3.6)%
Revenues
Service and parts revenue decreased from 2024 to 2025 due to a $4.6 million, or 2.0%, decrease in same-store revenues, coupled with a $1.2 million decrease from net dealership dispositions. Customer pay work represented 79.4%, warranty represented 17.5%, and collision repair represented 3.1% of PTG's service and parts revenue. The decrease in same-store revenue is due to a $4.6 million, or 10.4%, decrease in warranty revenue and a $0.1 million, or 0.1%, decrease in customer pay revenue, partially offset by a $0.1 million, or 1.4%, increase in body shop revenue. We believe the decrease in same-store service and parts revenue is primarily due to customers delaying maintenance costs due to the prolonged recessionary freight rate environment.
Gross Profit
Service and parts gross profit decreased from 2024 to 2025 due to a $5.3 million, or 5.4%, decrease in same-store gross profit, coupled with a $0.6 million decrease from net dealership dispositions. The decrease in same-store gross profit is due to a 1.5% decrease in same-store gross margin, which decreased gross profit by $3.4 million, coupled with the decrease in same-store revenues, which decreased gross profit by $1.9 million. The decrease in same-store gross profit is primarily due to a $2.9 million, or 4.4%, decrease in customer pay gross profit, a $2.1 million, or 8.7%, decrease in warranty gross profit, and a $0.3 million, or 3.9%, decrease in body shop gross profit.
Commercial Vehicle Distribution and Other Data
(In millions, except unit amounts)

			2025 vs. 2024
Penske Australia Data	2025	2024	Change	% Change
Commercial vehicle units (wholesale and retail)	284	350	(66)	(18.9)%
Power system units	309	235	74	31.5%
Sales revenue	$206.6	$186.8	$19.8	10.6%
Gross profit	$46.5	$44.6	$1.9	4.3%
Penske Australia primarily distributes and services commercial vehicles, engines, and power systems. This business generated $206.6 million of revenue during the three months ended September 30, 2025, compared to $186.8 million of revenue in the prior year, an increase of 10.6%. This business also generated $46.5 million of gross profit during the three months ended September 30, 2025, compared to $44.6 million of gross profit in the prior year, an increase of 4.3%.
Excluding $5.1 million of unfavorable foreign currency fluctuations, revenue increased 13.5% primarily due to an increase in higher value power generation units sold, partially offset by a decrease in commercial vehicle units sold. Excluding $1.1 million of unfavorable foreign currency fluctuations, gross profit increased 7.5% primarily due to an increase in higher value power generation units sold, partially offset by a decrease in commercial vehicle units sold related to the decline in the Australian and New Zealand heavy-duty truck market.
Selling, General, and Administrative Data
(In millions)

			2025 vs. 2024
Selling, General, and Administrative Data	2025	2024	Change	% Change
Personnel expense	$538.6	$530.0	$8.6	1.6%
Advertising expense	$33.5	$33.9	$(0.4)	(1.2)%
Rent & related expense	$109.6	$106.6	$3.0	2.8%
Other expense	$225.8	$214.7	$11.1	5.2%
Total SG&A expenses	$907.5	$885.2	$22.3	2.5%
Same-store SG&A expenses	$891.1	$859.9	$31.2	3.6%

Personnel expense as % of gross profit	43.1%	42.6%	0.5%	1.2%
Advertising expense as % of gross profit	2.7%	2.7%	—%	—%
Rent & related expense as % of gross profit	8.8%	8.6%	0.2%	2.3%
Other expense as % of gross profit	18.1%	17.3%	0.8%	4.6%
Total SG&A expenses as % of gross profit	72.7%	71.2%	1.5%	2.1%
Same-store SG&A expenses as % of same-store gross profit	72.7%	70.9%	1.8%	2.5%
Selling, general, and administrative expenses ("SG&A") increased from 2024 to 2025 due to a $31.2 million, or 3.6%, increase in same-store SG&A, partially offset by an $8.9 million decrease from net dealership dispositions. Excluding $11.2 million of unfavorable foreign currency fluctuations, same-store SG&A increased 2.3%. SG&A expenses as a percentage of gross profit was 72.7%, an increase of 150 basis points compared to 71.2% in the prior year. SG&A expenses as a percentage of total revenue were 11.8% and 11.7% in the three months ended September 30, 2025 and 2024, respectively. We believe the increase in SG&A expenses as a percentage of gross profit is primarily due to increases in personnel expenses, rent and related expenses, other general overhead expenses, as well as the impact of the freight environment on PTG's earnings and the JLR cybersecurity incident discussed above.
Depreciation
(In millions)

			2025 vs. 2024
	2025	2024	Change	% Change
Depreciation	$42.9	$40.6	2.3	5.7%
Depreciation increased from 2024 to 2025 due to a $2.2 million, or 5.6%, increase in same-store depreciation due to capital expenditures, coupled with a $0.1 million increase from net dealership acquisitions.
Floor Plan Interest Expense
(In millions)

			2025 vs. 2024
	2025	2024	Change	% Change
Floor plan interest expense	$42.9	$50.8	(7.9)	(15.6)%
Floor plan interest expense decreased from 2024 to 2025 due to a $7.6 million, or 15.5%, decrease in same-store floor plan interest expense, coupled with a $0.3 million decrease from net dealership dispositions. The overall decrease is due to decreases in applicable rates, coupled with decreases in average amounts outstanding under floor plan arrangements due to decreasing levels of inventory.
Other Interest Expense
(In millions)

			2025 vs. 2024
	2025	2024	Change	% Change
Other interest expense	$22.0	$22.9	(0.9)	(3.9)%
Other interest expense decreased from 2024 to 2025 due to decreases in applicable rates, partially offset by increases in average revolver borrowing amounts outstanding under our credit agreements primarily due to our repayment in full at scheduled maturity of our $550 million of 3.50% senior subordinated notes due September 1, 2025.
Equity in Earnings of Affiliates
(In millions)

			2025 vs. 2024
	2025	2024	Change	% Change
Equity in earnings of affiliates	$58.4	$60.7	(2.3)	(3.8)%
Equity in earnings of affiliates decreased from 2024 to 2025 due to a $1.8 million, or 3.0%, decrease in earnings from our investment in PTS, coupled with the decrease in earnings from our joint ventures primarily due to the sale of our 50% interest in certain German dealerships in the fourth quarter of 2024. We believe the decrease in our PTS equity earnings is primarily due to continued weakness in the freight market which drove a decline in rental revenue, coupled with an increase in bad debt expense and lower gain on the sale of used trucks.

Income Taxes
(In millions)

			2025 vs. 2024
	2025	2024	Change	% Change
Income taxes	$78.7	$77.4	1.3	1.7%
Income taxes increased from 2024 to 2025 despite a $12.2 million decrease in our pre-tax income compared to the prior year. Our effective tax rate was 26.9% during the three months ended September 30, 2025, compared to 25.4% during the three months ended September 30, 2024, primarily due to annual refinement of U.S. and state tax provisional estimates and fluctuations in our geographic pre-tax income mix.
Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024
Retail Automotive Dealership New Vehicle Data
(In millions, except unit and per unit amounts)

			2025 vs. 2024
New Vehicle Data	2025	2024	Change	% Change
New retail unit sales (excluding agency)	146,957	149,051	(2,094)	(1.4)%
Same-store new retail unit sales (excluding agency)	141,674	143,099	(1,425)	(1.0)%
New agency unit sales	32,495	29,443	3,052	10.4%
Same-store new agency unit sales	32,495	27,332	5,163	18.9%
New sales revenue	$8,925.0	$8,688.6	$236.4	2.7%
Same-store new sales revenue	$8,587.2	$8,352.9	$234.3	2.8%
New retail sales revenue per unit (excluding agency)	$60,172	$57,840	$2,332	4.0%
Same-store new retail sales revenue per unit (excluding agency)	$60,032	$57,922	$2,110	3.6%
Gross profit — new	$820.7	$837.5	$(16.8)	(2.0)%
Same-store gross profit — new	$786.3	$806.1	$(19.8)	(2.5)%
Average gross profit per new vehicle (excluding agency)	$5,073	$5,202	$(129)	(2.5)%
Same-store average gross profit per new vehicle (excluding agency)	$5,019	$5,221	$(202)	(3.9)%
Gross margin % — new	9.2%	9.6%	(0.4)%	(4.2)%
Same-store gross margin % — new	9.2%	9.7%	(0.5)%	(5.2)%
Units
Retail unit deliveries of new vehicles increased from 2024 to 2025 due to a 3,738 unit, or 2.2%, increase in same-store new retail unit deliveries, partially offset by a 2,780 unit decrease from net dealership acquisitions/dispositions. Same-store retail units delivered increased 5.3% in the U.S. and decreased 1.5% internationally. Overall, new retail unit deliveries increased 4.9% in the U.S. and decreased 4.7% internationally. We believe the increase in same-store retail unit sales in the U.S. is primarily due to increased EV sales in the U.S. due to the expiration of certain tax credits during the third quarter and continued strong consumer demand. We believe the decrease in same-store retail unit deliveries internationally is primarily due to a comparative decrease in the sale of premium-branded vehicles across the U.K. driven by macroeconomic pressures from inflation and an increase in social program costs.
Revenues
New vehicle sales revenue increased from 2024 to 2025 due to a $234.3 million, or 2.8%, increase in same-store revenues, coupled with a $2.1 million increase from net dealership acquisitions/dispositions. Excluding $81.0 million of favorable foreign currency fluctuations, same-store new revenue increased 1.8%. Same-store revenue (excluding agency) increased due to a $2,110 per unit increase in same-store comparative average retail selling price (including a $555 per retail unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $298.9 million, partially offset by the decrease in same-store new retail unit sales, which decreased revenue by $82.5 million. We believe the increase in same-store comparative average retail selling price (excluding agency) is primarily due to the increased costs of acquiring vehicles from the manufacturer and a change in mix of products sold, coupled with the transition to the agency model for certain brands in the U.K.

Gross Profit
Retail gross profit from new vehicle sales decreased from 2024 to 2025 due to a $19.8 million, or 2.5%, decrease in same-store gross profit, partially offset by a $3.0 million increase from net dealership acquisitions/dispositions. Excluding $8.9 million of favorable foreign currency fluctuations, same-store gross profit decreased 3.6%. Same-store gross profit (excluding agency) decreased due to a $202 per unit decrease in same-store comparative average gross profit (despite a $47 per retail unit increase attributable to favorable foreign currency fluctuations), which decreased gross profit by $28.6 million, coupled with the decrease in same-store new retail sales, which decreased retail gross profit by $7.4 million. We believe the decrease in same-store comparative average retail gross profit per unit (excluding agency) is primarily due to a change in the brand mix of units sold, coupled with increased EV sales in the U.S. due to the expiration of certain tax credits during the quarter, vehicle affordability considerations.
Retail Automotive Dealership Used Vehicle Data
(In millions, except unit and per unit amounts)

			2025 vs. 2024
Used Vehicle Data	2025	2024	Change	% Change
Used retail unit sales	168,193	192,574	(24,381)	(12.7)%
Same-store used retail unit sales	163,336	179,604	(16,268)	(9.1)%
Used retail sales revenue	$6,643.8	$6,735.9	$(92.1)	(1.4)%
Same-store used retail sales revenue	$6,407.9	$6,371.0	$36.9	0.6%
Used retail sales revenue per unit	$39,501	$34,978	$4,523	12.9%
Same-store used retail sales revenue per unit	$39,231	$35,473	$3,758	10.6%
Gross profit — used	$369.2	$358.0	$11.2	3.1%
Same-store gross profit — used	$355.2	$343.6	$11.6	3.4%
Average gross profit per used vehicle retailed	$2,195	$1,859	$336	18.1%
Same-store average gross profit per used vehicle retailed	$2,175	$1,913	$262	13.7%
Gross margin % — used	5.6%	5.3%	0.3%	5.7%
Same-store gross margin % — used	5.5%	5.4%	0.1%	1.9%
Units
Retail unit sales of used vehicles decreased from 2024 to 2025 due to a 16,268 unit, or 9.1%, decrease in same-store used retail unit sales, coupled with an 8,113 unit decrease from net dealership dispositions. Our same-store units decreased 0.4% in the U.S. and decreased 16.5% internationally. Overall, our used units decreased 0.7% in the U.S. and decreased 22.3% internationally. Same-store unit sales were impacted by the transition of our U.K. CarShop locations to Sytner Select dealerships during the third quarter 2024 which sell fewer units. Excluding the decrease of 13,463 units across the U.K. Sytner Select dealerships, same-store used retail unit sales of used vehicles decreased by 2,805 units. Excluding the U.K. Sytner Select dealerships from both periods, used vehicles retailed decreased 4.6% internationally and decreased 2.5% overall and same-store used units decreased 3.5% internationally and decreased 1.8% overall. In addition to the impact from net dealership dispositions, we believe the decrease in same-store retail sales of used units was driven largely by a change in inventory management strategy of our used vehicles internationally, coupled with challenges related to the availability of lower mileage, higher quality used vehicles and comparatively fewer lease returns primarily in the U.S.
Revenues
Used vehicle retail sales revenue decreased from 2024 to 2025 due to a $129.0 million decrease from net dealership dispositions, partially offset by a $36.9 million, or 0.6%, increase in same-store revenues. Excluding $96.9 million of favorable foreign currency fluctuations, same-store used retail revenue decreased 0.9%. The increase in same-store revenue is due to a $3,758 per unit increase in same-store comparative average selling price (including a $593 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $613.8 million, partially offset by the decrease in same-store used retail unit sales discussed above, which decreased revenue by $576.9 million. We believe the increase in same-store comparative average selling price is primarily due to the transition of our former U.K. CarShop locations to Sytner Select dealerships which focus on lower volume, higher priced and higher margin inventory, coupled with lower availability of used vehicles.

Gross Profit
Retail gross profit from used vehicle sales increased from 2024 to 2025 due to an $11.6 million, or 3.4%, increase in same-store gross profit, partially offset by a $0.4 million decrease from net dealership dispositions. Excluding $5.2 million of favorable foreign currency fluctuations, same-store gross profit increased 1.9%. The increase in same-store gross profit is due to a $262 per unit increase in same-store comparative average gross profit (including a $32 per unit increase attributable to favorable foreign currency fluctuations), which increased gross profit by $42.8 million, partially offset by the decrease in same-store used retail unit sales, which decreased gross profit by $31.2 million. We believe the increase in same-store comparative average gross profit per unit is primarily due to a change in inventory management strategy internationally and the transition of our U.K. CarShop locations to Sytner Select dealerships which focus on lower volume, higher priced and higher margin inventory, coupled with the increase in gross profit per unit as a result of a decreased supply of used vehicles in the U.S. from declining lease renewals, partially offset by a change in the brand mix of units sold in the U.S.
Retail Automotive Dealership Finance and Insurance Data
(In millions, except unit and per unit amounts)

			2025 vs. 2024
Finance and Insurance Data	2025	2024	Change	% Change
Total retail unit sales	315,150	341,625	(26,475)	(7.7)%
Total same-store retail unit sales	305,010	322,703	(17,693)	(5.5)%
Total agency unit sales	32,495	29,443	3,052	10.4%
Total same-store agency unit sales	32,495	27,332	5,163	18.9%
Finance and insurance revenue	$594.6	$607.8	$(13.2)	(2.2)%
Same-store finance and insurance revenue	$583.7	$582.8	$0.9	0.2%
Finance and insurance revenue per unit (excluding agency)	$1,848	$1,748	$100	5.7%
Same-store finance and insurance revenue per unit (excluding agency)	$1,894	$1,793	$101	5.6%
Finance and insurance revenue decreased from 2024 to 2025 due to a $14.1 million decrease from net dealership dispositions, partially offset by a $0.9 million, or 0.2%, increase in same-store revenue. Excluding $5.4 million of favorable foreign currency fluctuations, same-store finance and insurance revenue decreased 0.8%. Same-store revenue (excluding agency) decreased due to the decrease in combined same-store new and used retail unit sales, which decreased revenue by $31.7 million, partially offset by a $101 per unit increase in same-store comparative average finance and insurance retail revenue (including a $17 per retail unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $30.8 million. Same-store finance and insurance revenue per unit (excluding agency) increased 2.1% in the U.S. and increased 8.8% in the U.K. We believe the increase in same-store finance and insurance revenue per unit (excluding agency) is primarily due to the increase in average selling price of both new and used vehicles, as well as changes in the availability of certain products in the U.K. during the first quarter compared to the prior year, coupled with enhanced product offerings internationally and our efforts to increase product penetration across the markets we serve.
Retail Automotive Dealership Service and Parts Data
(In millions)

			2025 vs. 2024
Service and Parts Data	2025	2024	Change	% Change
Service and parts revenue	$2,424.3	$2,276.9	$147.4	6.5%
Same-store service and parts revenue	$2,341.3	$2,224.0	$117.3	5.3%
Gross profit — service and parts	$1,425.9	$1,321.8	$104.1	7.9%
Same-store service and parts gross profit	$1,383.5	$1,287.4	$96.1	7.5%
Gross margin % — service and parts	58.8%	58.1%	0.7%	1.2%
Same-store service and parts gross margin %	59.1%	57.9%	1.2%	2.1%

Revenues
Service and parts revenue increased from 2024 to 2025, with an increase of 6.6% in the U.S. and an increase of 6.3% internationally. The increase in service and parts revenue is due to a $117.3 million, or 5.3%, increase in same-store revenues, coupled with a $30.1 million increase from net dealership acquisitions. Excluding $24.6 million of favorable foreign currency fluctuations, same-store revenue increased 4.2%. The increase in same-store revenue is due to a $60.6 million, or 3.8%, increase in customer pay revenue, a $54.1 million, or 11.2%, increase in warranty revenue, and a $2.6 million, or 1.8%, increase in vehicle preparation and body shop revenue. We believe the increase in same-store revenue is primarily due to an increase in customer pay revenue from vehicles remaining on the road longer due to affordability considerations, additional warranty opportunities due to manufacturer recalls, and increasing vehicle complexity, as well as increases in labor rates, repair orders, and the price of parts.
Gross Profit
Service and parts gross profit increased from 2024 to 2025 due to a $96.1 million, or 7.5%, increase in same-store gross profit, coupled with an $8.0 million increase from net dealership acquisitions. Excluding $13.5 million of favorable foreign currency fluctuations, same-store gross profit increased 6.4%. The increase in same-store gross profit is due to the increase in same-store revenues, which increased gross profit by $69.3 million, coupled with a 1.2% increase in same-store gross margin from 57.9% to 59.1%, which increased gross profit by $26.8 million. The increase in same-store gross profit is due to a $41.4 million, or 5.5%, increase in customer pay gross profit, a $33.2 million, or 12.9%, increase in warranty gross profit, and a $21.5 million, or 7.9%, increase in vehicle preparation and body shop gross profit. We believe the increase in same-store gross margin is primarily due to a change in the mix of warranty and customer pay.
Retail Commercial Truck Dealership Data
(In millions, except unit and per unit amounts)

			2025 vs. 2024
New Commercial Truck Data	2025	2024	Change	% Change
New retail unit sales	12,675	13,379	(704)	(5.3)%
Same-store new retail unit sales	11,755	13,119	(1,364)	(10.4)%
New retail sales revenue	$1,803.6	$1,864.9	$(61.3)	(3.3)%
Same-store new retail sales revenue	$1,658.7	$1,823.8	$(165.1)	(9.1)%
New retail sales revenue per unit	$142,288	$139,390	$2,898	2.1%
Same-store new retail sales revenue per unit	$141,105	$139,019	$2,086	1.5%
Gross profit — new	$104.8	$119.9	$(15.1)	(12.6)%
Same-store gross profit — new	$95.2	$116.0	$(20.8)	(17.9)%
Average gross profit per new truck retailed	$8,268	$8,957	$(689)	(7.7)%
Same-store average gross profit per new truck retailed	$8,102	$8,839	$(737)	(8.3)%
Gross margin % — new	5.8%	6.4%	(0.6)%	(9.4)%
Same-store gross margin % — new	5.7%	6.4%	(0.7)%	(10.9)%
Units
Retail unit sales of new trucks decreased from 2024 to 2025 due to a 1,364 unit, or 10.4%, decrease in same-store new retail unit sales, partially offset by a 660 unit increase from net dealership acquisitions. We believe the decrease in same-store unit sales is due to replacement demand cycles, coupled with the prolonged recessionary freight rate environment.
Revenues
New commercial truck retail sales revenue decreased from 2024 to 2025 due to a $165.1 million, or 9.1%, decrease in same-store revenues, partially offset by a $103.8 million increase from net dealership acquisitions. The decrease in same-store revenue is due to the decrease in same-store new retail unit sales, which decreased revenue by $189.6 million, partially offset by a $2,086 per unit increase in same-store comparative average selling price, which increased revenue by $24.5 million. We believe the increase in same-store comparative average selling price is primarily due to manufacturer price increases, in part due to tariffs.

Gross Profit
New commercial truck retail gross profit decreased from 2024 to 2025 due to a $20.8 million, or 17.9%, decrease in same-store gross profit, partially offset by a $5.7 million increase from net dealership acquisitions. The decrease in same-store gross profit is due to the decrease in same-store new retail unit sales, which decreased gross profit by $12.1 million, coupled with a $737 per unit decrease in same-store comparative average gross profit, which decreased gross profit by $8.7 million. We believe the decrease in same-store comparative average gross profit per unit is primarily due to a shift in the sales mix toward fleet sales, coupled with a prolonged recessionary freight rate environment.

			2025 vs. 2024
Used Commercial Truck Data	2025	2024	Change	% Change
Used retail unit sales	2,486	2,740	(254)	(9.3)%
Same-store used retail unit sales	2,421	2,730	(309)	(11.3)%
Used retail sales revenue	$177.2	$171.2	$6.0	3.5%
Same-store used retail sales revenue	$173.0	$170.5	$2.5	1.5%
Used retail sales revenue per unit	$71,304	$62,480	$8,824	14.1%
Same-store used retail sales revenue per unit	$71,473	$62,465	$9,008	14.4%
Gross profit — used	$14.9	$11.5	$3.4	29.6%
Same-store gross profit — used	$14.5	$11.6	$2.9	25.0%
Average gross profit per used truck retailed	$5,999	$4,247	$1,752	41.3%
Same-store average gross profit per used truck retailed	$5,983	$4,244	$1,739	41.0%
Gross margin % — used	8.4%	6.7%	1.7%	25.4%
Same-store gross margin % — used	8.4%	6.8%	1.6%	23.5%
Units
Retail unit sales of used trucks decreased from 2024 to 2025 due to a 309 unit, or 11.3%, decrease in same-store retail unit sales, partially offset by a 55 unit increase from net dealership acquisitions. We believe the decrease in same-store unit sales is primarily due to challenges in sourcing lower mileage, higher quality used trucks for sale, coupled with the prolonged recessionary freight rate environment.
Revenues
Used commercial truck retail sales revenue increased from 2024 to 2025 due to a $3.5 million increase from net dealership acquisitions, coupled with a $2.5 million, or 1.5%, increase in same-store revenues. The increase in same-store revenue is due to a $9,008 per unit increase in same-store comparative average selling price, which increased revenue by $21.8 million, partially offset by the decrease in same-store used retail unit sales, which decreased revenue by $19.3 million. We believe the increase in same-store comparative average selling price is primarily due to the limited availability of lower mileage, higher quality used trucks available for sale.
Gross Profit
Used commercial truck retail gross profit increased from 2024 to 2025 primarily due to a $2.9 million, or 25.0%, increase in same-store gross profit, coupled with a $0.5 million increase from net dealership acquisitions. The increase in same-store gross profit is due to a $1,739 per unit increase in same-store comparative average gross profit, which increased gross profit by $4.2 million, partially offset by the decrease in same-store used retail unit sales, which decreased gross profit by $1.3 million. We believe the increase in same-store comparative average gross profit per unit is primarily due to the limited availability of lower mileage, higher quality used trucks available for sale and increased consumer demand for used trucks due to tariff announcements, resulting in a sales mix of higher priced used units sold.

			2025 vs. 2024
Service and Parts Data	2025	2024	Change	% Change
Service and parts revenue	$675.7	$675.6	$0.1	—%
Same-store service and parts revenue	$651.1	$663.3	$(12.2)	(1.8)%
Gross profit — service and parts	$279.6	$290.2	$(10.6)	(3.7)%
Same-store service and parts gross profit	$268.6	$284.4	$(15.8)	(5.6)%
Gross margin % — service and parts	41.4%	43.0%	(1.6)%	(3.7)%
Same-store service and parts gross margin %	41.3%	42.9%	(1.6)%	(3.7)%
Revenues
Service and parts revenue increased from 2024 to 2025 due to a $12.3 million increase from net dealership acquisitions, partially offset by a $12.2 million, or 1.8%, decrease in same-store revenues. Customer pay work represented 78.9%, warranty represented 18.1%, and collision repair represented 3.0% of PTG's service and parts revenue. The decrease in same-store revenue is due to a $7.1 million, or 5.7%, decrease in warranty revenue, a $4.9 million, or 0.9%, decrease in customer pay revenue, and a $0.2 million, or 1.0%, decrease in body shop revenue. We believe the decrease in same-store service and parts revenue is due to customers delaying maintenance costs due to the prolonged recessionary freight rate environment.
Gross Profit
Service and parts gross profit decreased from 2024 to 2025 due to a $15.8 million, or 5.6%, decrease in same-store gross profit, partially offset by a $5.2 million increase from net dealership acquisitions. The decrease in same-store gross profit is due to a 1.6% decrease in same-store gross margin, which decreased gross profit by $10.8 million, coupled with the decrease in same-store revenues, which decreased gross profit by $5.0 million. The decrease in same-store gross profit is due to an $11.6 million, or 6.1%, decrease in customer pay gross profit, a $2.8 million, or 4.1%, decrease in warranty gross profit, and a $1.4 million, or 6.2%, decrease in body shop gross profit.
Commercial Vehicle Distribution and Other Data
(In millions, except unit amounts)

			2025 vs. 2024
Penske Australia Data	2025	2024	Change	% Change
Commercial vehicle units (wholesale and retail)	882	966	(84)	(8.7)%
Power system units	931	830	101	12.2%
Sales revenue	$619.3	$553.8	$65.5	11.8%
Gross profit	$134.9	$132.4	$2.5	1.9%
Penske Australia primarily distributes and services commercial vehicles, engines, and power systems. This business generated $619.3 million of revenue during the nine months ended September 30, 2025, compared to $553.8 million of revenue in the prior year, an increase of 11.8%. This business also generated $134.9 million of gross profit during the nine months ended September 30, 2025, compared to $132.4 million of gross profit in the prior year, an increase of 1.9%.
Excluding $20.1 million of unfavorable foreign currency fluctuations, revenue increased 15.5% primarily due to an increase in higher value power generation units sold, partially offset by a decrease in commercial vehicle units sold. Excluding $4.4 million of unfavorable foreign currency fluctuations, gross profit increased 5.4%, primarily due to an increase in higher value power generation units sold, partially offset by a decrease in commercial vehicle units sold related to the decline in the Australian and New Zealand heavy-duty truck market.

Selling, General, and Administrative Data
(In millions)

			2025 vs. 2024
Selling, General, and Administrative Data	2025	2024	Change	% Change
Personnel expense	$1,621.5	$1,579.4	$42.1	2.7%
Advertising expense	$96.1	$101.4	$(5.3)	(5.2)%
Rent & related expense	$323.0	$313.7	$9.3	3.0%
Other expense	$686.8	$658.0	$28.8	4.4%
Total SG&A expenses	$2,727.4	$2,652.5	$74.9	2.8%
Same-store SG&A expenses	$2,636.9	$2,562.7	$74.2	2.9%

Personnel expense as % of gross profit	42.5%	42.1%	0.4%	1.0%
Advertising expense as % of gross profit	2.5%	2.7%	(0.2)%	(7.4)%
Rent & related expense as % of gross profit	8.5%	8.4%	0.1%	1.2%
Other expense as % of gross profit	18.0%	17.5%	0.5%	2.9%
Total SG&A expenses as % of gross profit	71.5%	70.7%	0.8%	1.1%
Same-store SG&A expenses as % of same-store gross profit	71.5%	70.5%	1.0%	1.4%
Selling, general, and administrative expenses ("SG&A") increased from 2024 to 2025 due to a $74.2 million, or 2.9%, increase in same-store SG&A, coupled with a $0.7 million increase from net dealership acquisitions. Excluding $22.5 million of unfavorable foreign currency fluctuations, same-store SG&A increased 2.0%. SG&A expenses as a percentage of gross profit was 71.5%, an increase of 80 basis points compared to 70.7% in the prior year. SG&A expenses as a percentage of total revenue were 11.9% and 11.7% in the nine months ended September 30, 2025 and 2024, respectively. We believe the increase in SG&A expenses as a percentage of gross profit is primarily due to increases in personnel expenses related to an increase in overall gross profit, impairments and other charges (none of which was individually material), other general overhead expenses, as well as the impact of the freight environment on PTG's earnings, and the JLR cybersecurity incident discussed above.
Depreciation
(In millions)

			2025 vs. 2024
	2025	2024	Change	% Change
Depreciation	$124.9	$117.0	7.9	6.8%
Depreciation increased from 2024 to 2025 due to a $7.0 million, or 6.1%, increase in same-store depreciation due to capital expenditures, coupled with a $0.9 million increase from net dealership acquisitions.
Floor Plan Interest Expense
(In millions)

			2025 vs. 2024
	2025	2024	Change	% Change
Floor plan interest expense	$127.7	$142.2	(14.5)	(10.2)%
Floor plan interest expense decreased from 2024 to 2025 due to a $17.7 million, or 12.9%, decrease in same-store floor plan interest expense, partially offset by a $3.2 million increase from net dealership acquisitions. The overall decrease is due to decreases in applicable rates, partially offset by increases in average amounts outstanding under floor plan arrangements due to increased levels of inventory.

Other Interest Expense
(In millions)

			2025 vs. 2024
	2025	2024	Change	% Change
Other interest expense	$66.1	$64.1	2.0	3.1%
Other interest expense increased from 2024 to 2025 due to increases in average revolver borrowing amounts outstanding under our credit agreements primarily due to our repayment in full at scheduled maturity of our $550 million of 3.50% senior subordinated notes due September 1, 2025, partially offset by decreases in applicable rates.
Equity in Earnings of Affiliates
(In millions)

			2025 vs. 2024
	2025	2024	Change	% Change
Equity in earnings of affiliates	$145.3	$148.0	(2.7)	(1.8)%
Equity in earnings of affiliates decreased from 2024 to 2025 due to the decrease in earnings from our joint ventures primarily due to the sale of our 50% interest in certain German dealerships in the fourth quarter of 2024, coupled with a $0.6 million, or 0.4%, decrease in earnings from our investment in PTS. We believe the decrease in our PTS equity earnings is primarily due to continued weakness in the freight market which drove a decline in rental revenue, coupled with an increase in bad debt expense and lower gain on the sale of used trucks.
Income Taxes
(In millions)

			2025 vs. 2024
	2025	2024	Change	% Change
Income taxes	$256.8	$238.6	18.2	7.6%
Income taxes increased from 2024 to 2025 primarily due to a $41.5 million increase in our pre-tax income compared to the prior year. Our effective tax rate was 26.6% during the nine months ended September 30, 2025, compared to 25.8% during the nine months ended September 30, 2024, primarily due to annual refinement of U.S. and state tax provisional estimates and fluctuations in our geographic pre-tax income mix.
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
We expect that scheduled payments of our debt instruments will be funded through cash flows from operations or borrowings under our credit agreements. In the case of payments upon the maturity or termination dates of our debt instruments, we currently expect to be able to repay or refinance such instruments from cash flows from operations or borrowings under our credit agreements. Refer to the disclosures provided in Part I, Item 1, Note 9 of the Notes to our Consolidated Financial Statements set forth below for a detailed description of our long-term debt obligations and scheduled interest payments.
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
As of September 30, 2025, we had $80.3 million of cash available to fund our operations and capital commitments. In addition, we had an aggregate of approximately $1.8 billion available for borrowing under our U.S. credit agreement, U.K. credit agreement, the revolving mortgage facility through Toyota Motor Credit Corporation in the U.S., and other various credit facilities.
Securities Repurchases
From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, through a pre-arranged trading plan, pursuant to the terms of an accelerated share repurchase program, or by other means. We have historically implemented pre-arranged trading plans as part of our securities repurchase programs. These plans authorize share repurchases based on parameters outlined in the specific plan during periods when we otherwise would not trade in our securities, such as the period approaching the end of a quarter through our public announcement of earnings. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit agreement, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as general economic and industry conditions, the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions, dividends, the repayment of our existing indebtedness, and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. As of September 30, 2025, $287.9 million remained outstanding and available for repurchases under our securities repurchase program. As of October 24, 2025, $262.3 million remained outstanding and available for repurchases. This authority has no expiration. Refer to the disclosures provided in Part I, Item 1, Note 11 of the Notes to our Consolidated Condensed Financial Statements for a summary of shares repurchased during the nine months ended September 30, 2025.

Dividends
We paid the following cash dividends on our common stock in 2024 and 2025:
Per Share Dividends

2024

First Quarter	$0.87
Second Quarter	$0.96
Third Quarter	$1.07
Fourth Quarter	$1.19

2025

First Quarter	$1.22
Second Quarter	$1.26
Third Quarter	$1.32
We also announced a cash dividend of $1.38 per share, payable on December 2, 2025, to stockholders of record on November 14, 2025. While future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors, which may include our expectations regarding vehicle availability, the impact of recently announced tariffs, the rate of inflation, earnings, cash flow, capital requirements, restrictions relating to any then-existing indebtedness, financial condition, alternative uses of capital, and other factors, we currently expect to continue to pay comparable dividends in the future.
Vehicle Financing
Refer to the disclosures provided in Part I, Item I, Note 7 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of financing for the vehicles we purchase, including discussion of our floor plan and other revolving arrangements.
Long-Term Debt Obligations
As of September 30, 2025, we had the following long-term debt obligations outstanding:

(In millions)	September 30, 2025
U.S. credit agreement — revolving credit line	$—
U.K. credit agreement — revolving credit line	40.3
3.75% senior subordinated notes due 2029	497.1
Mortgage facilities	735.1
Other debt	298.5
Total long-term debt	$1,571.0
Less: current portion	(305.4)
Net long-term debt	$1,265.6
During the third quarter of 2025, we repaid in full at scheduled maturity our $550 million of 3.50% senior subordinated notes due September 1, 2025. As of September 30, 2025, we were in compliance with all financial covenants under our credit agreements, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 9 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of our long-term debt obligations.

Short-Term Borrowings
As of September 30, 2025, we had five principal sources of short-term borrowings: our U.S. credit agreement, U.K. credit agreement, other local country credit agreements, the revolving mortgage facility through Toyota Motor Credit Corporation, and the floor plan agreements that we utilize to finance our vehicle inventories. We are also able to access availability under the floor plan agreements to fund our cash needs. Our borrowings vary over time based on our cash flows, capital requirements and investment activities. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories. Of our approximately $1.8 billion available for borrowing under our various credit facilities, our U.S. credit facility provides for up to $1.5 billion in borrowing capacity. During the nine months ended September 30, 2025, our outstanding revolving commitments under the U.S. credit agreement varied between $0.0 million and $748.0 million.
PTS Dividends
We hold a 28.9% ownership interest in PTS as noted above. Their partnership agreement requires PTS, subject to applicable law and the terms of its credit agreements, to make quarterly distributions to the partners with respect to each fiscal year by no later than 45 days after the end of each of the first three quarters of the year and by April 15 of the following year. PTS' partnership agreement and certain of its debt agreements allow partner distributions only as long as it is not in default under those agreements and the amount it pays does not exceed 50% of its consolidated net income, unless its debt-to-equity ratio is less than 3.0 to 1.0, in which case its distributions may not exceed 80% of its consolidated net income. We receive pro rata cash distributions relating to this investment, typically in April, May, August, and November of each year. During the nine months ended September 30, 2025, and 2024, we received $69.5 million and $68.3 million, respectively, of pro rata cash distributions relating to this investment. We currently expect to continue to receive future distributions from PTS quarterly, subject to its financial performance.
Operating Leases
We estimate the total rent obligations under our operating leases, including any extension periods that we are reasonably certain to exercise at our discretion and assuming constant consumer price indices, to be $5.4 billion. As of September 30, 2025, we were in compliance with all financial covenants under these leases consisting principally of leases for dealerships and other properties, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 3 and Note 10 of the Notes to our Consolidated Condensed Financial Statements for a description of our operating leases.
Supplemental Guarantor Financial Information
The following is a description of the terms and conditions of the guarantees with respect to senior subordinated notes of Penske Automotive Group, Inc. ("PAG") as the issuer of the 3.75% Notes (the "Senior Subordinated Notes").
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

Condensed income statement information:

	PAG and Guarantor Subsidiaries
	Nine Months Ended September 30, 2025	Twelve Months Ended December 31, 2024
Revenues	$13,119.5	$17,008.9
Gross profit	2,262.2	2,960.3
Equity in earnings of affiliates	145.1	198.0
Net income	542.0	716.7
Net income attributable to Penske Automotive Group	542.0	716.7
Condensed balance sheet information:

	PAG and Guarantor Subsidiaries
	September 30, 2025	December 31, 2024
Current assets (1)	$3,252.4	$3,334.8
Property and equipment, net	1,666.9	1,611.6
Equity method investments	1,888.3	1,806.4
Other noncurrent assets	3,805.9	3,870.3
Current liabilities	2,739.2	3,343.6
Noncurrent liabilities	3,783.2	3,443.7
__________
(1)Includes $537.1 million and $535.4 million as of September 30, 2025, and December 31, 2024, respectively, due from Non-Guarantor subsidiaries.
During the nine months ended September 30, 2025, PAG received $160.2 million from Non-Guarantor subsidiaries. During the twelve months ended December 31, 2024, PAG received $110.3 million from Non-Guarantor subsidiaries.
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities. The major components of these changes are discussed below.

	Nine Months Ended September 30,
(In millions)	2025	2024
Net cash provided by operating activities	$851.9	$962.1
Net cash used in investing activities	(116.3)	(883.5)
Net cash used in financing activities	(734.4)	(83.7)
Effect of exchange rate changes on cash and cash equivalents	6.7	0.6
Net change in cash and cash equivalents	$7.9	$(4.5)
Cash Flows from Operating Activities
Cash flows from operating activities include net income, as adjusted for non-cash items and the effects of changes in working capital.
We had net cash provided by operating activities of $851.9 million and $962.1 million during the nine months ended September 30, 2025 and 2024, respectively. The decrease of $110.2 million was primarily due to the timing of working capital related payments, including accounts receivable, inventory, and floor plan notes payable. Excluding non-cash items, these impacts were offset by an increase in earnings as discussed above under "Results of Operations."
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

	Nine Months Ended September 30,
(In millions)	2025	2024
Net cash provided by operating activities as reported	$851.9	$962.1
Floor plan notes payable — non-trade as reported	(25.2)	(38.2)
Net cash provided by operating activities including all floor plan notes payable	$826.7	$923.9
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of cash used for capital expenditures, proceeds from the sale of dealerships, proceeds from the sale of property and equipment, proceeds from the sale of an equity method investment, and cash used for net expenditures for acquisitions. Capital expenditures were $226.5 million and $282.6 million during the nine months ended September 30, 2025 and 2024, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our capital expenditures with operating cash flows or borrowings under our credit agreements. Proceeds from the sale of dealerships were $80.1 million and $28.2 million during the nine months ended September 30, 2025 and 2024, respectively. Proceeds from the sale of property and equipment were $25.8 million and $19.2 million during the nine months ended September 30, 2025 and 2024, respectively. Proceeds from the sale of an equity method investment were $16.0 million during the nine months ended September 30, 2025, compared to no proceeds during the nine months ended 2024. Cash used in acquisitions, net of cash acquired, was $21.5 million and $637.4 million and included no cash used to repay sellers' floor plan liabilities in such business acquisitions as compared to $179.9 million during the nine months ended September 30, 2025 and 2024, respectively.
Cash Flows from Financing Activities
Cash flows from financing activities include net repayments and borrowings of debt, net repayments of floor plan notes payable non-trade, repurchases of common stock, dividends, and payments for debt issuance costs.
We repaid in full at scheduled maturity our $550 million of 3.50% senior subordinated notes due September 1, 2025. We had net borrowings of other debt of $235.7 million and $234.8 million during the nine months ended September 30, 2025 and 2024, respectively. We had net repayments of floor plan notes payable non-trade of $25.2 million and $38.2 million during the nine months ended September 30, 2025 and 2024, respectively. We repurchased 0.8 million and 0.4 million shares of common stock under our securities repurchase program for $119.0 million and $58.1 million during the nine months ended September 30, 2025 and 2024, respectively. We acquired 0.14 million and 0.12 million shares from employees in connection with a net share settlement feature of employee equity awards for $22.6 million and $18.4 million during the nine months ended September 30, 2025 and 2024, respectively. We also paid cash dividends to our stockholders of $252.7 million and $194.7 million during the nine months ended September 30, 2025 and 2024, respectively. We made payments for debt issuance costs of $0.6 million and $1.0 million during the nine months ended September 30, 2025, and 2024, respectively.

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
Joint Venture Relationships
From time to time, we enter into joint venture relationships in the ordinary course of business, pursuant to which we own and operate automotive dealerships together with other investors. We may also provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of September 30, 2025, our automotive joint venture relationships were as follows:

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

Forward-Looking Statements
Certain statements and information set forth herein or in our other documents filed with the Securities and Exchange Commission, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "goal," "plan," "seek," "project," "continue," "will," "would," and variations of such words and similar expressions are intended to identify such forward-looking statements. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement in order to comply with such safe harbor provisions. You should note that our forward-looking statements speak only as of the date of this report or when made, and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events, or otherwise. Forward-looking statements include, without limitation, statements with respect to:
•the impact of macro-economic and geo-political conditions and events, including their impact on new and used vehicle sales, availability of consumer credit, changes in consumer demand, consumer confidence levels, fuel prices, the rate of inflation, personal discretionary spending levels, consumer credit availability, interest rates, and unemployment rates;
•the impact of recently announced tariffs, including the Automotive Tariffs and Truck Tariffs, as well as trade restrictions, trade disputes, non-tariff trade barriers and other foreign trade risks, on our acquisition costs, consumer demand, vehicle affordability, the supply of vehicles and parts, and our gross profit with respect to affected vehicles and parts;
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
Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, Item 1A.

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
•we depend on the success, popularity and availability of the brands we sell, and adverse conditions affecting one or more of these vehicle manufacturers, including the adverse impact on the vehicle and parts supply chain due to natural disasters, the shortage of vehicle components, international conflicts, challenges in sourcing labor, labor strikes, or work stoppages, the impact of tariffs or non-tariff trade barriers, or other disruptions that interrupt the supply of vehicles and parts to us may negatively impact our revenues and profitability;
•the number of new and used vehicles sold in our markets, which impacts our ability to generate new and used vehicle gross profit and future service and parts operations;
•the effect on our businesses of the changing retail environment due to certain manufacturers selling direct to consumers outside the franchise system, changes to an agency model of distribution, and the growing number of EVs;
•the effect on our businesses of mobility technologies, such as Uber and Lyft, and the enhanced development and availability of driverless vehicles;
•vehicle manufacturers exercise significant control over our operations, and we depend on them and the continuation of our franchise and distribution agreements in order to operate our business;
•we are subject to the risk that a substantial number of our new or used inventory may be unavailable due to inventory shortages, recalls, or other reasons;
•the success of our commercial vehicle distribution operations and engine and power systems distribution operations depends upon continued availability of the vehicles, engines, power systems, and other parts we distribute, demand for those items and general economic conditions in those markets;
•a restructuring of any significant vehicle manufacturer or supplier;
•our operations may be affected by severe weather or other periodic business interruptions;
•with respect to PTS, changes in the financial health of its customers, compliance costs, labor strikes or work stoppages with respect to its employees, a reduction in PTS' asset utilization rates, the cost of acquiring and the continued availability from truck manufacturers and suppliers of vehicles and parts for its fleet, including with respect to the effect of various regulations concerning its vehicle fleet, potential decreases in the resale value of used vehicles which may affect PTS' ability to sell its used vehicles after the expiration of its customers' leases or at the end of its holding period for rental vehicles, which may affect PTS' profitability, compliance costs in regard to its trucking fleet and truck drivers, its ability to retain qualified drivers and technicians, risks associated with its participation in multi-employer pension plans, conditions in the capital markets to assure PTS' continued availability of capital to purchase trucks, the effect of changes in lease accounting rules on PTS customers' purchase/lease decisions, industry competition, new or enhanced regulatory requirements, emissions standards, vehicle mandates, changes in consumer sentiment regarding the transportation industry, and vulnerabilities with respect to its centralized information systems, each of which could impact equity earnings and distributions to us;
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
•non-compliance with the financial ratios and other covenants under our credit agreements and operating leases may cause adverse financial consequences, including the termination of such agreements and acceleration of the amounts owed thereunder;
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
•we could be subject to legal, administrative, or regulatory proceedings which, if the outcomes are adverse to us, could have a material adverse effect on our business, including the result of a proposed compensation redress scheme by the U.K. Financial Conduct Authority in connection with their review of vehicle financing commission disclosures, which provides for compensation from lenders (not dealers) to certain customers whose financing arrangements are deemed unfair;
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

We urge you to carefully consider these risk factors and further information identified in our Annual Report on Form 10-K for the year ended December 31, 2024, Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, and our other periodic reports filed with the Securities and Exchange Commission in evaluating all forward-looking statements regarding our business. Readers of this report are cautioned not to place undue reliance on the forward-looking statements contained in this report. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Except to the extent required by the federal securities laws and the Securities and Exchange Commission's rules and regulations, we have no intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events, or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at the prevailing benchmark interest rates in our various markets. Based on an average of the aggregate amounts outstanding under these facilities during the nine months ended September 30, 2025, a 100-basis-point change in interest rates would result in an approximate $4.8 million change to our annual other interest expense.
Similarly, amounts outstanding under floor plan financing arrangements also bear interest at the prevailing benchmark interest rates in our various markets. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the nine months ended September 30, 2025, a 100-basis-point change in interest rates would result in an approximate $38.8 million change to our annual floor plan interest expense.
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
Foreign Currency Exchange Rates. As of September 30, 2025, we had consolidated operations in the U.K., Germany, Italy, Japan, Canada, Australia, and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $929.2 million change to our revenues for the nine months ended September 30, 2025.
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
Item 1A. Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, and Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, along with our other periodic reports filed with the Securities and Exchange Commission, which could materially affect our business, financial condition, or future results. The following disclosure further updates the risk factors included in our 2024 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025:
Other Regulatory Issues. We are subject to a wide variety of regulatory activities and oversight, including:
Governmental regulations, claims, and legal proceedings. Governmental regulations affect almost every aspect of our business, including the fair treatment of our employees, wage and hour issues, and our financing activities with customers. We could be susceptible to claims or related actions if we fail to operate our business in accordance with applicable laws or it is determined that our long-standing compensation methods or other practices did not comply with local laws. Many laws and regulations applicable to our business were adopted prior to the introduction of online vehicle sales, the Internet and certain digital technology, generally. As a result, we are tasked with maintaining compliance in an uncertain regulatory environment. Claims arising out of actual or alleged violations of law which may be asserted against us or any of our dealers by individuals, through class actions, or by governmental entities in civil or criminal investigations and proceedings, may expose us to substantial monetary damages which may adversely affect us.

Our financing activities with customers are subject to truth-in-lending, consumer leasing, equal credit opportunity, and similar regulations as well as motor vehicle finance laws, installment finance laws, insurance laws, usury laws, and other installment sales laws. In the U.K., the Financial Conduct Authority (the "FCA") regulates financial services firms and financial markets, including our activities in acting as broker of vehicle financing. The FCA is currently consulting on an industry-wide compensation scheme. This follows the FCA’s review of the vehicle finance industry concerning certain practices which, in the FCA’s determination, may have been unfair to customers, including with respect to vehicle financing commission disclosures. The FCA’s proposed redress scheme provides that lenders must compensate customers whose financing arrangements are deemed unfair because they involved a discretionary commission arrangement, the commissions paid to dealers were too high, or there was an undisclosed exclusivity or similar arrangement between the lender and broker. This new proposed redress scheme remains subject to comment by industry participants and is expected to be implemented in 2026.

The proposed redress scheme requires that lenders, not dealers, reimburse customers. However, we will be subject to significant administrative obligations in connection with the redress scheme, and it is possible that lenders could seek to directly or indirectly offset their redress obligations under the scheme from dealers. While the terms of the final redress scheme and its repercussions are presently unknown, it could materially and adversely affect our business and results of operations.

Tariffs and Trade Risk. In addition to previously announced tariffs imposed on automobiles and certain automobile parts (the "Automotive Tariffs"), U.S. President Trump recently announced the imposition of a 25% tariff on medium- and heavy-duty trucks and truck parts (the "Truck Tariffs"), scheduled to be effective on November 1, 2025. In their current form, the Truck Tariffs are expected to impact various commercial vehicles sold by our Premier Truck Group ("PTG") business and trucks used in the operations of Penske Transportation Solutions ("PTS"). The policies and announcements regarding tariffs, including the Automotive Tariffs and Truck Tariffs, remain fluid.

It remains difficult to assess how the Automotive Tariffs, Truck Tariffs, other recently announced tariffs, and non-tariff trade barriers will affect our business and results of operations, although these tariffs, if sustained in their current or similar forms, are expected to broadly impact the automotive and transportation industry and supply chain and will affect a substantial portion of the retail automotive and commercial truck vehicles and parts we sell, particularly as many of our key manufacturing partners, including Daimler Trucks North America LLC in its production of Freightliner trucks, produce and assemble certain vehicles and parts outside of the U.S., some of which include imported components. Although tariffs will affect each manufacturer and vehicle model differently, the Automotive Tariffs, Truck Tariffs, and other existing or subsequently announced tariffs affecting the automotive or transportation industry are likely to increase our cost of acquiring vehicles, trucks and parts, as well as our inventory carrying costs. This may lead to increased prices for consumers, which may decrease consumer demand and negatively impact revenue and gross profit with respect to the sale of new vehicles and parts, particularly in light of the prolonged recessionary freight rate environment.

In October 2025, the Dutch government invoked emergency powers to seize control of Nexperia, a subsidiary of a Chinese company and an important supplier of basic chips used in vehicles, prompting the Chinese government to ban exports of the company's finished products. The Alliance for Automotive Innovation reported that OEMs could experience significant production delays if Nexperia does not resume shipments. Should this situation not be resolved, we could experience delays in acquiring vehicles or parts or experience other events which could materially and adversely affect us.

On September 16, 2025, a fire at a major U.S. aluminum production facility caused significant damage and is expected to keep the plant offline until early 2026. The facility supplies several OEMs, and the disruption is anticipated to affect the production of certain aluminum-intensive vehicle models. Certain OEMs have indicated they are working with alternative aluminum suppliers to mitigate the impact of the fire. In response to these supply constraints, Ford temporarily suspended production of certain SUV models and additional impacts to truck production may occur if aluminum shortages persist. While the ultimate impact on our new vehicle supply remains uncertain, these disruptions could result in reduced vehicle availability, which could materially and adversely affect us.

Changes or increases in tariffs, trade restrictions, the negotiation of new trade agreements, non-tariff trade barriers, local content requirements, uncertainty surrounding global trade policies, and the imposition of retaliatory tariffs or trade barriers against certain countries or covering certain products, including vehicles and parts, may affect our competitive position and negatively impact our gross profit with respect to affected vehicles and parts. The ultimate impact of any tariffs is uncertain and will depend on various factors, including whether such tariffs are maintained and/or implemented, the scope and nature of applicable exemptions, the duration of the tariffs and the timing of their implementation, the amount, scope, and nature of the tariffs, and the related responses from impacted countries, manufacturers, and/or consumers.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information with respect to shares of common stock repurchased by the Company during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions)
July 1 to July 31, 2025	—	$—	—	$295.7
August 1 to August 31, 2025	44,037	$167.99	44,037	$288.3
September 1 to September 30, 2025	4,813	$179.30	2,000	$287.9
	48,850		46,037
______________________________
(1) Includes 2,813 shares acquired from employees in connection with a net share settlement feature of employee equity awards.
(2) From time to time, our Board of Directors authorizes the repurchase of Company securities up to a certain monetary limit. As of September 30, 2025, $287.9 million remained outstanding and available for repurchases under our securities repurchase program. This authority has no expiration. For further information with respect to repurchases of our shares by us, see Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — "Securities Repurchases" and Part I, Item 1, Note 11 of the Notes to our Consolidated Condensed Financial Statements.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger Penske
Roger Penske
Date: October 30, 2025		Chief Executive Officer

	By:	/s/ Michelle Hulgrave
Michelle Hulgrave
Date: October 30, 2025		Chief Financial Officer