Form 10-K
period 2025-12-31
PENSKE AUTOMOTIVE GROUP, INC.
filed 2026-02-27
CIK 1019849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates as of June 30, 2025 (the last trading day of the registrant's second fiscal quarter), was $3,088,386,118. As of February 20, 2026, there were 65,760,087 shares of voting common stock outstanding.
Documents Incorporated by Reference
Certain portions, as expressly described in this report, of the registrant's proxy statement for the 2026 Annual Meeting of the Stockholders to be held May 13, 2026, are incorporated by reference into Part III, Items 10-14.

PART I
Item 1. Business
We are a diversified international transportation services company and one of the world's premier automotive and commercial truck retailers. We operate dealerships in the United States, the United Kingdom, Canada, Germany, Italy, Japan, and Australia, and we are one of the largest retailers of commercial trucks in North America for Freightliner. We also distribute and retail commercial vehicles, diesel and gas engines, power systems, and related parts and services principally in Australia and New Zealand. We employ over 27,700 people worldwide. Additionally, we own 28.9% of Penske Transportation Solutions, a business that employs over 42,000 people worldwide, manages one of the largest, most comprehensive and modern trucking fleets in North America with over 396,600 trucks, tractors, and trailers under lease, rental, and/or maintenance contracts, and provides innovative transportation, supply chain, and technology solutions to its customers.
Business Overview
In 2025, our business generated $31.8 billion in total revenue, which is comprised of approximately $27.5 billion from retail automotive dealerships, $3.4 billion from retail commercial truck dealerships, and $922.6 million from commercial vehicle distribution and other operations. We generated $5.2 billion in gross profit, which is comprised of $4.5 billion from retail automotive dealerships, $542.3 million from retail commercial truck dealerships, and $192.3 million from commercial vehicle distribution and other operations.
Retail Automotive. We are one of the largest global automotive retailers as measured by the $27.5 billion in total retail automotive dealership revenue we generated in 2025. We are diversified geographically with 61% of our total retail automotive dealership revenues in 2025 generated in the U.S. and Puerto Rico and 39% generated outside of the U.S. We offer over 40 vehicle brands with 71% of our retail automotive franchised dealership revenue generated from premium brands, such as Audi, BMW, Land Rover, Lexus, Mercedes-Benz, and Porsche, and 23% of revenue generated from volume non-U.S. brands such as Toyota and Honda in 2025. As of December 31, 2025, we operated 365 retail automotive franchised dealerships, of which 148 are located in the U.S. and 217 are located outside of the U.S., principally in the U.K. As of December 31, 2025, we also operated 15 used vehicle dealerships, with six dealerships in the U.S. operating under the brand name CarShop, eight dealerships in the U.K. operating under the brand name Sytner Select, and one dealership in Australia operating under the brand name Penske Select. We retailed and wholesaled, including agency units, more than 583,000 vehicles in 2025.
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
During 2025, in the U.S. we sold four retail automotive franchises, closed one retail automotive franchise, and opened one retail automotive franchise. In addition, on November 19, 2025, we acquired Penske Motor Group, LLC ("PMG"), representing two Lexus brand locations and one Toyota brand location in California and one Toyota brand location in Texas, including Longo Toyota, the largest Toyota brand dealership in the U.S. This acquisition was accounted for as a transaction between entities under common control. Please refer to Part II, Item 8, Note 1 and Note 12 for further details. In the U.K., we sold one used vehicle dealership and opened eight retail automotive franchises at existing Sytner Select locations, representing the Geely and Chery brands, and opened two Skoda points at existing VW brand dealerships. We also acquired a Ferrari brand dealership in Modena, Italy, and opened a BYD franchise in Germany. During 2025, in aggregate, we acquired or opened dealerships representing approximately $1.6 billion in expected annualized revenue, of which $1.5 billion is related to our acquisition of PMG, and disposed of dealerships representing approximately $408.5 million of expected annualized revenue. In February 2026, we acquired Lexus of Orlando and Lexus of Winter Park, both located in the Orlando metropolitan area of Central Florida.
We believe our diversified retail automotive income streams help to mitigate the historical cyclicality found in some elements of the automotive sector. Revenues from higher margin service and parts sales include warranty work, customer-

paid work, rapid repair, collision repair services, and wholesale parts sales. Service and parts sales are typically less cyclical than retail vehicle sales and generate the largest part of our retail automotive gross profit.
The following graphics show the percentage of our total retail automotive dealership revenues by product type and their respective contribution to our retail automotive gross profit:
Retail Commercial Truck Dealership. We operate Premier Truck Group ("PTG"), a heavy- and medium-duty retail truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations across 10 U.S. states and the Canadian provinces of Ontario and Manitoba. As of December 31, 2025, PTG operated 45 locations selling new and/or used trucks, performing service and parts operations, or offering collision repair services. We retailed and wholesaled 19,239 new and used trucks in 2025.
While our retail commercial truck business benefits from diversified income streams similar to those of the retail automotive sector, there are several key differences. As exhibited in the following charts, a greater part of our gross profit is derived from the sale of service and parts in the retail truck business given the large volume of parts business, in many cases, to fleet customers. In addition, the commercial truck business has a historically lower selling, general, and administrative expense as a percentage of gross profit as compared to retail automotive as approximately 68% of PTG's gross profit is attributable to higher margin service and parts compared to retail automotive which is approximately 44%. The following graphics show the percentage of our total retail commercial truck dealership revenues by product type and their respective contribution to our retail commercial truck gross profit:

Penske Australia. Penske Australia is the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy- and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand, and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU (a Rolls-Royce solution), Detroit Diesel, Allison Transmission, and Bergen Engines. Penske Australia offers products across the on- and off-highway markets, including in the trucking, mining, power generation, energy solutions, defense, marine, rail, and construction sectors and supports full parts and aftersales service through a network of branches, field service locations, and dealers across the region. We also own and operate three Porsche dealerships in Melbourne, Australia which results are included within our retail automotive segment described above.
Penske Transportation Solutions. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. ("PTL"). PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. ("Mitsui"). We account for our investment in PTL under the equity method, and we therefore record our share of PTL's earnings on our statements of income under the caption "Equity in earnings of affiliates," which also includes the results of our other equity method investments. Penske Transportation Solutions ("PTS") is the universal brand name for PTL's various businesses, which articulates the breadth of their services. PTS is capable of meeting customers' needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental, and contract maintenance along with logistics services, such as dedicated contract carriage, distribution center management, supply chain management, and dry van truckload carrier services.
Outlook/Recent Developments
Tariffs. During 2025, the U.S. enacted various tariffs on automobiles, automobile parts, medium- and heavy-duty trucks and truck parts which impacted each of our automotive and commercial vehicle suppliers, as well as our and PTS' operations. In February 2026, the Supreme Court ruled recent tariffs under the International Emergency Economic Powers Act (IEEPA) were unconstitutional though the Trump Administration has noted its intention to pursue further tariffs under a different authority. The policies and announcements regarding tariffs remain fluid, and we continue to monitor the impact of tariffs on our business and results of operations. For an additional discussion of certain risks associated tariffs, see Item 1A. Risk Factors, "Tariffs and Trade Risk" below.

Electric Vehicle ("EV") and Emissions Regulation. Federal and state governments and regulators in our markets have placed various restrictions on new retail automotive and commercial vehicles, in many cases requiring vehicle manufacturers to achieve progressively higher penetration of EVs or lower emissions of new internal combustion engine vehicle sales. The U.K. government requires in 2026 that 33% of new cars sold shall be electric vehicles (with limited allowances) and that manufacturers pay significant penalties if such amount is not achieved and also continues to propose a ban on the sale of internal combustion engines in new cars and new vans beginning in 2030, while allowing hybrid vehicles to be sold until 2035 and limited exceptions to the mandate for certain lower volume manufacturers. These U.K. regulations increase now through 2035 and continue to affect the profitability and mix of vehicles sold by our U.K. dealerships. For an additional discussion of certain risks associated with our business related to the EV and emissions, see Item 1A. Risk Factors, "Vehicle Emissions and Other Environmental Regulations" below.
Retail Automotive. During 2025, U.S. industry new light vehicle sales increased 2.2%, to 16.3 million units, including a 4.5% increase in fleet sales and a 2.0% increase in retail sales, as compared to the same period last year. In the U.S., we believe new vehicle sales overall were positively impacted by continued strong consumer demand in spite of manufacturer price increases in 2025, while several brands experienced supply chain disruption, including Jaguar Land Rover due to a significant cybersecurity incident and Honda due to its inability to fully source chips due to a disruption in production from a trade dispute between a Dutch supplier and the Chinese government. In 2025, the U.S. reduced its EV and emissions regulations and eliminated certain tax incentives for the purchase of vehicles, including the previous $7,500 per new vehicle tax incentive on September 30, 2025. The elimination of those incentives positively impacted sales of EVs in the third quarter, but negatively impacted sales of EVs in the fourth quarter of 2025. For 2026, we expect continued lower EV sales in the U.S. due to the elimination of EV tax credits and lower availability of certain products from select manufacturers, coupled with strong demand for our service and parts operations driven by increased vehicle sales in recent years, increased average age of vehicles, recall campaigns, increased miles driven, and vehicle complexity. Affordability remains a consideration for consumers, given higher average vehicle prices and the resulting impact on monthly payments.
Although U.K. new vehicle registrations increased 3.5% to 2.0 million registrations, including a 4.5% increase in retail sales and a 2.6% increase in fleet sales, as compared to the same period last year, the sale of new premium brand vehicles across the U.K., representing a significant portion of our U.K. portfolio, decreased 6.8% in 2025. We believe the decline in premium-branded vehicles is driven by macroeconomic pressures from inflation, as well as higher business and consumer-

related taxes and fees, including increased emissions-based taxes and charges on higher-emission vehicles, and increased market share of Chinese manufacturers which represent a small portion of our overall U.K. sales. In the U.K., we expect a continued challenging macroeconomic environment, including as a result of elimination of premium vehicles from certain government incentive programs and lower availability of certain products from select manufacturers, partially offset by our efforts to implement cost savings strategies.
Our new vehicle days' supply is 49 as of December 31, 2025, compared to 49 as of December 31, 2024. Our used vehicle days' supply is 49 as of December 31, 2025, compared to 47 as of December 31, 2024.
Retail Commercial Truck Dealership. During 2025, North American sales of Class 6-8 medium- and heavy-duty trucks, the vehicles sold by our PTG business, decreased 15.5% from last year to 399,796 units. The Class 6-7 medium-duty truck market decreased 10.1% from last year to 141,364 units, and Class 8 heavy-duty trucks, the largest North American market, decreased 18.2% from last year to 258,432 units. We believe the decline in sales is due to the prolonged recessionary freight rate environment, delayed consumer purchase decisions in light of emissions regulatory uncertainty, and manufacturer price increases. During the first half of 2026, we believe vehicle sales will continue to be challenging in light of freight market uncertainty, which we expect to be partially offset by increased demand for service and parts operations driven by increasing vehicle fleet age. As of December 31, 2025, the Class 6-8 medium- and heavy-duty truck backlog is 170,568 units according to data published by ACT Research compared to 213,366 as of December 31, 2024.
Commercial Vehicle Distribution and Other. During 2025, the Australian heavy-duty truck market reported sales of 14,296 units, representing a decrease of 16.7% from last year, while the New Zealand market reported sales of 2,231 units, representing a decrease of 35.1% from last year. For 2026, we expect similar performance to 2025 for our on-highway businesses. We had significant orders for defense and energy systems products in 2025, and we expect demand for these products to remain strong, in particular in providing standby power energy solutions for our data systems customers.
Penske Transportation Solutions. PTS is currently experiencing softer market conditions for used vehicle sales and lower consumer and commercial rental demand due to the continued recessionary freight environment. This creates a demand shortage for freight and an overcapacity of trucks, which reduces vehicle utilization. While the diversification of its full-service leasing, contract maintenance, and logistics businesses have remained stable, the prolonged freight market downturn has negatively impacted demand for its transactional products, which include consumer and commercial rental. In addition, PTS has been impacted by lower used vehicle pricing resulting in lower gains from the sale of revenue earning vehicles. This has been partially offset by fleet and cost reductions which improved operating profit. PTS has decreased, and expects to continue to decrease, the size of its consumer and commercial rental fleets throughout 2026 in connection with this lower demand. We expect the recessionary freight environment to continue to impact PTS' operating results.
As described in Item 1A. Risk Factors, there are a number of factors that could cause actual results to differ materially from our expectations. For a detailed discussion of our financial and operating results, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Diversification
Our business benefits from a diversified revenue and gross profit mix, including multiple revenue and gross profit streams in our traditional vehicle and commercial truck dealerships (new vehicles, used vehicles, finance and insurance, and service and parts operations) across many geographies, our commercial vehicle distribution and power systems operations, and returns relating to our joint venture investments, which we believe helps to mitigate the cyclicality that has historically impacted some elements of the automotive sector. Our ownership interest in PTS provides us with additional diversification as well as equity earnings, cash dividends, and significant cash savings on taxes. The following table shows our consolidated revenue and gross profit by business lines:

Business Line	% of Total 2025 Revenue	% of Total 2025 Gross Profit
Retail Automotive	86.4%	85.9%
New Vehicles	40.4%	22.3%
Used Vehicles	28.1%	9.0%
Finance and Insurance, Net	2.6%	15.7%
Service and Parts	10.6%	37.8%
Fleet and Wholesale	4.7%	1.1%
Retail Commercial Truck	10.7%	10.4%
Service and Parts	2.8%	7.1%
Penske Australia (excluding retail automotive)	2.9%	3.7%
In addition, we recorded $192.8 million in equity earnings from our PTS investment in 2025, and during 2025, we received $98.7 million of pro rata cash distributions relating to this investment. We are also diversified geographically as established by the following table, which shows our consolidated revenue and gross profit by country as a percentage of our total revenue and total gross profit:

Country	% of Total 2025 Revenue	% of Total 2025 Gross Profit
United States	62%	63%
United Kingdom	26%	24%
Germany/Italy	6%	5%
Japan	1%	1%
Canada	1%	2%
Australia/New Zealand	4%	5%
We are also diversified within our automotive retail operations by brand. We represent over 40 brands in our markets and our automotive dealership revenue mix consists of 71% related to premium brands, 23% related to volume non-U.S.

brands, 3% related to brands of U.S. based manufacturers, and 3% related to our used vehicle dealerships as further detailed in the chart below:
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
We are pleased to have published our Sustainability and Performance Report which highlights our strategies, activities, progress, metrics, and performance, which is available on our website under the tab "Corporate Responsibility." The report is responsive to International Financial Reporting Standards Sustainability Disclosure Standards as issued by the International Sustainability Standards Board (IFRS S2) which are successors to the previous Sustainability Accounting Standards Board ("SASB") and Task Force on Climate-Related Financial Disclosures ("TCFD") frameworks. We encourage you to review this Sustainability and Performance Report, which includes detail in regard to certain of our efforts in respect of community participation, human capital management and environmental sustainability. As a company with global operations, we intend to report our sustainability and corporate responsibility efforts in accordance with local country and state reporting requirements, as applicable.

Retail Automotive Dealership Operations
Retail Automotive Franchises. We routinely acquire and dispose of retail automotive franchises. The following table exhibits our retail automotive franchises by location and manufacturer as of December 31, 2025:

Location	Franchises	Franchises	U.S.	Non-U.S.	Total
Arizona	24	BMW/MINI	26	66	92
Arkansas	4	Toyota/Lexus	26	—	26
California	32	Mercedes-Benz/Sprinter/smart	18	29	47
Connecticut	8	Audi/Volkswagen/Bentley	17	35	52
Florida	3	Chrysler/Jeep/Dodge/Ram	4	—	4
Georgia	4	Honda/Acura	18	—	18
Indiana	2	Ferrari/Maserati	2	13	15
Maryland	1	Porsche	10	15	25
Massachusetts	5	Jaguar/Land Rover	7	19	26
Michigan	2	Lamborghini	1	5	6
Minnesota	2	Nissan/Infiniti	3	—	3
New Jersey	18	Cadillac/Chevrolet	4	—	4
North Carolina	4	Others	12	35	47
Ohio	7	Total	148	217	365
Puerto Rico	4
Rhode Island	8
Tennessee	1
Texas	11
Virginia	7
Wisconsin	1
Total U.S.	148
U.K.	151
Germany	24
Italy	27
Japan	12
Australia	3
Total Non-U.S.	217
Total Worldwide	365
Retail Automotive Used Vehicle Dealerships. The following table exhibits our used vehicle dealerships we operated by geographic location as of December 31, 2025:

Location	Number of Dealerships
U.S. (CarShop)
Pennsylvania	5
New Jersey	1
Total U.S.	6
U.K. (Sytner Select)	8
Australia (Penske Select)	1
Total	15
New Vehicle Retail Sales. In 2025, we retailed, including agency units, 259,502 new vehicles. We strive to maintain outstanding relationships with the automotive manufacturers based in part on our long-term presence in the retail automotive market, our commitment to providing premium facilities, our commitment to drive customer satisfaction, the reputation of our management team, and the consistent sales volume at our dealerships. Our dealerships finance the purchase of most new vehicles from the manufacturers through floor plan financing provided primarily by various manufacturers' captive finance companies.
Used Vehicle Retail Sales. In 2025, we retailed 226,301 used vehicles. We acquire used vehicles from various sources, including trade-ins from consumers in connection with their purchase of a new or used vehicle from us, purchases of used vehicles directly from consumers, lease expirations, public auctions, and auctions open only to authorized new vehicle dealers. To improve customer confidence in our used vehicle inventory, we provide vehicle history reports for all used vehicles, and virtually all of our franchised new vehicle dealerships participate in manufacturer certification processes for used vehicles. If certification is obtained, the used vehicle owner is typically provided benefits and warranties similar to those offered to new vehicle owners by the applicable manufacturer.
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
We offer finance and insurance products using a "menu" process, which is designed to ensure that we offer our customers a complete range of finance, insurance, protection, and other aftermarket products in a transparent manner. We utilize docuPAD® at most of our U.S. dealerships, an interactive electronic interface designed to improve document processing and menu presentation of finance and insurance options during the purchase or lease transaction.
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
Fleet and Wholesale Sales. Fleet activities represent the sale of new units to customers that are deemed to not be retail customers, such as cities, municipalities, corporate accounts, or rental car companies and are generally sold at contracted amounts. Wholesale activities relate to the sale of used vehicles generally to other dealers and principally occur at auction. In the U.K., we also offer used vehicles to wholesalers and other dealers via a proprietary online auction.
Fixed Absorption Ratio. We believe the fixed absorption ratio is useful to investors as it improves the transparency of our disclosures and provides a meaningful metric evidencing the impact of our retail automotive parts and service operations on our overall operating profitability. Our fixed absorption ratio is calculated by dividing gross profit from our parts and service departments by total overhead expenses, except for the variable selling expenses of the new and used vehicle departments, advertising expense, and carrying costs of new and used vehicle inventory. Our retail automotive dealerships achieved a 75.7% fixed absorption ratio for 2025, compared to a 75.4% fixed absorption ratio for 2024.
Retail Commercial Truck Dealership Operations
PTG is a heavy- and medium-duty truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands) with 45 locations across 10 U.S. states and the Canadian provinces of Ontario and Manitoba. PTG dealerships provide a similar suite of services as our automotive dealerships, offering new trucks and a large selection of used trucks for sale, a full range of parts, maintenance and repair services, collision centers, and finance and insurance options by facilitating truck and trailer financing and leasing, extended maintenance plans, voluntary vehicle protection products, and other programs.
The maintenance and repair of commercial trucks is an essential service and a key area of differentiation for our business. We offer “Elite Support” certified locations to help maximize vehicle uptime. Elite Support certified locations provide an express assessment whereby we communicate a primary diagnosis, check parts availability, and provide an estimate of cost and repair time within a few hours of service write-up. As part of this service, many of our locations offer a comfortable environment for customers with amenities such as customer lounges, lockers, showers, and laundry facilities. We also offer roadside remote service for certain repairs and provide 24/7 technician support for breakdown/emergency service in select locations. PTG also operates 11 collision centers which are full-service, heavy-duty paint and collision repair facilities with certified professionals that can handle everything from light cosmetic issues to complete vehicle reconstruction, including mechanical engine repairs. PTG also carries an extensive inventory of parts for the new and used trucks they sell and service.
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
Backlog is a key industry metric for commercial vehicle retailers. Backlog is the number of new commercial vehicles ordered by customers, however, such orders are subject to cancellation. In the event of order cancellation, retailers generally have no contractual right to require the customer to purchase the vehicle. The delivery time for a customer ordered commercial vehicle varies depending on the truck specifications and demand for the model ordered. We sell the majority of our new heavy-duty commercial vehicles by customer special order and we sell the majority of our medium duty commercial vehicles out of inventory. As of December 31, 2025, the Class 6-8 medium- and heavy-duty truck backlog is 170,568 units according to data published by ACT Research compared to 213,366 as of December 31, 2024.
Fixed Absorption Ratio. The fixed absorption ratio is calculated consistently with the measure discussed above for our retail automotive dealership operations and is presented here to highlight the contribution of PTG’s parts and service operations to PTG’s overall operating profitability. PTG achieved a 131.3% fixed absorption ratio for 2025, compared to 125.0% for 2024.
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

Western Star trucks are manufactured by Daimler Trucks North America in Portland, Oregon. These technologically advanced, custom-built vehicles are ordered by customers to meet their particular needs for line haul, long distance road train, mining, logging, and other heavy-duty applications. We are also the exclusive importer of MAN trucks and buses. MAN Truck and Bus, a VW Group company, is a leading producer of medium- and heavy-duty trucks as well as city and coach buses. These cab-forward, fuel efficient vehicles are principally produced in several sites in Germany and are ordered by customers for line haul, local distribution, mining, and other off-road applications. Dennis Eagle refuse collection vehicles are manufactured by Ros Roca in Warwick, England. These brands represented 4.0% of heavy-duty truck units sold in Australia and 2.2% in New Zealand during 2025.
We also distribute diesel gas engines and power systems to over 100 dealer locations that are strategically located throughout Australia, New Zealand, and portions of the Pacific. Most of the dealers represent the Detroit Diesel brand, with the majority aligned to Western Star and/or Freightliner truck manufacturers. The remaining dealers represent the MTU and Allison Transmission brands. The "off-highway" business principally includes the sale and servicing of power systems directly to customers in the commercial, defense, mining, maritime, power generation, and energy solutions sectors from 20 facilities we operate across Australia and New Zealand. We have experienced growth in our power system operations, in particular in providing standby power energy solutions for our data systems customers. We also utilize mobile remote field service units to travel directly to customer premises.
Penske Transportation Solutions
We hold a 28.9% ownership interest in PTL. PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui. We account for our investment in PTL under the equity method, and we therefore record our share of PTL's earnings on our statements of income under the caption "Equity in earnings of affiliates," which also includes the results of our other equity method investments. PTS is the universal brand name for PTL's various businesses, which articulates the breadth of their services. PTS is capable of meeting customers' needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental, and contract maintenance along with logistics services, such as dedicated contract carriage, distribution center management, supply chain management, and dry van truckload carrier services. PTS has a highly diversified customer base ranging from multi-national corporations across industries, such as food and beverage, transportation, manufacturing, automotive, retail, and healthcare, with whom they have long-term contracts to individual consumers who rent a single truck on a daily basis.
PTS operates one of the leading full-service truck leasing, truck rental and contract maintenance businesses in North America, and an international logistics business in North America, South America and Europe. PTS also operates a full-service truck leasing and truck rental business in Australia in a joint venture with us. PTS manages one of the largest, most comprehensive and modern trucking fleets in North America with approximately 396,600 trucks, tractors, and trailers under lease, rental, and/or maintenance contracts as of December 31, 2025, through its network of locations throughout North America. Furthermore, PTS has consistently been among the largest purchasers of commercial trucks in North America and had an average full-service leasing Class 8 tractor fleet age of approximately 3.6 years as of December 31, 2025, which is substantially lower than the overall Class 8 tractor fleet age in the United States.
Full-service truck leasing, truck rental, and contract maintenance. Full-service truck leasing, truck rental, and contract maintenance of commercial trucks, tractors, and trailers constitutes PTS' largest business. PTS manages a fleet of over 396,600 trucks, tractors, and trailers, consisting of over 262,900 vehicles owned by PTS and leased to customers under full-service lease or rental agreements and over 133,700 customer-owned and -operated vehicles for which they provided contract maintenance services. Lease terms under its full-service leases generally range from three to seven years for tractors and trucks and six to twelve years for trailers. Its commercial and consumer rental fleet as of December 31, 2025, consisted of approximately 77,100 vehicles for use by its full-service truck leasing, small business, and consumer customers for periods generally ranging from less than a day to 12 months.
Commercial customers often outsource to PTS to reduce the complexity, cost, and total capital associated with vehicle ownership. Under a full-service lease, PTS provides and fully maintains the vehicle, which is generally configured for the customer. The services provided under full-service lease and contract maintenance agreements generally include preventive and regular maintenance, advanced diagnostics, emergency road service, fleet services, safety programs, and fuel services through PTS' network of company-operated facilities and a nationwide network of independent truck stops. In addition, PTS makes available to its full-service leasing and contract maintenance customers additional vehicles on a rental basis. This short-term availability of tractors, trucks, and trailers typically accommodates seasonal, emergency, and other temporary needs. A significant portion of these rentals are to existing full-service leasing and contract maintenance customers who are seeking flexibility in their fleet management. PTS has established a network of approximately 900 locations to provide full-service truck leasing, truck rental, and contract maintenance services to customers. This network enables PTS to meet multi-location customer requirements. PTS' commercial rental business generated 17% of its revenue for 2025 and its full-service lease and contract maintenance business generated 51% of its revenue in 2025.
For consumer customers, PTS provides short-term rental of light- and medium-duty vehicles on a one-way and local basis, typically to transport household goods. Customers typically include local small businesses and individuals seeking a do-it-yourself solution to their moving needs. PTS' consumer fleet generally consists of late model vehicles ranging in size from small vans to 26-foot trucks, and its consumer rentals are conducted through approximately 1,480 independent rental agents and approximately 400 of its company-operated leasing and rental facilities. PTS' consumer business generated 3% of its revenue for 2025.
Logistics. PTS' logistics business offers a broad variety of services, such as dedicated contract carriage, distribution center management, supply chain management, lead logistics provider, dry van truckload carrier services, and freight brokerage. PTS coordinates and provides services for its customers across the supply chain, including inbound material flow, handling and packaging, inventory management, distribution and technologies, and sourcing of third-party carriers. These services are available individually or on a combined basis and often involve its associates performing services at the customer's location. By offering a scalable series of services to its customers, PTS can manage the customer's entire supply chain or any stand-alone service. PTS also utilizes specialized software that enables real-time fleet visibility and provides reporting metrics, giving customers detailed information on fuel economy and other critical supply chain costs. PTS' international logistics business has approximately 520 locations in North America, South America, and Europe. PTS' logistics business generated 29% of its revenue for 2025.
Industry Information
Retail Automotive. Approximately 61% of our retail automotive dealership revenues are generated in the U.S. and Puerto Rico, which in 2025 was one of the world's largest automotive retail markets as measured by units sold. In 2025, sales of new cars and light trucks were approximately 16.3 million units, an increase of 2.2% from 2024, and were generated at approximately 16,900 franchised new-car dealerships. According to data from the National Automobile Dealers Association, dealership revenue is generally derived as follows: 54% from new vehicle sales, 33% from used vehicle sales (in each case including related finance and insurance revenues), and 13% from service and parts sales.
In the U.S., the franchised automotive dealer industry is one of the largest retail businesses by revenue in a market of approximately $1.3 trillion. Although significant consolidation has already taken place, the industry remains highly fragmented with approximately 90% of the U.S. industry's market share remaining in the hands of smaller regional and independent dealers. Our other markets are similarly fragmented. We believe that further consolidation in these markets is probable due to the significant capital requirements of maintaining manufacturer facility standards and the limited number of viable alternative exit strategies for dealership owners.
Our international automotive retail dealerships operate in the U.K., the European Union, Japan, and Australia. In the U.K., new vehicle registrations in 2025 totaled 2.02 million, which increased 3.5% from 1.95 million new vehicle registrations in 2024. Our current European Union markets consist of Germany and Italy, which represented the first and third largest automotive retail markets, respectively, in the European Union in 2025 and accounted for approximately 40% of the total vehicle sales in the European Union markets. Unit sales of automobiles in the European Union were approximately 10.8 million in 2025, a 1.8% increase compared to 2024. In Germany and Italy, new car sales were approximately 2.9 million and 1.5 million units, respectively, in 2025, new car sales in Japan were approximately 4.6 million in 2025, and new car sales in Australia were approximately 1.2 million in 2025.
As of December 31, 2025, we also operated 15 used vehicle dealerships. Used vehicle sales are even more fragmented than new vehicle sales and are generated by new car dealerships, used vehicle dealerships, individual small lot sellers, as well as individual to individual sales. In 2025, used vehicle sales were approximately 38.6 million units in the U.S. according to data from Cox Automotive, compared to 36.8 million in the prior year, and approximately 8.1 million units in the U.K. according to data from the Society of Motor Manufacturers and Traders, compared to 7.6 million in the prior year.
Retail Commercial Truck Dealership. The retail heavy-duty truck market is affected by a number of factors, including general economic conditions, fuel prices, other methods of transportation, environmental and other government regulation, interest rate fluctuations, freight metrics, and customer business cycles. According to data published by ACT Research, in recent years, total U.S. retail sales of new Class 8 commercial vehicles have ranged from a low of approximately 97,000 in 2009 to a high of approximately 334,000 in 2019. Class 8 trucks are defined by the American Automobile Association as trucks with a minimum gross vehicle weight rating above 33,000 pounds. Typically, Class 8 trucks are assembled by manufacturers utilizing certain components that may be manufactured by other companies, including engines, transmissions, axles, wheels and other components. As commercial vehicles and certain commercial vehicle components have become increasingly complex, the ability to provide service for commercial vehicles has become an increasingly competitive factor in the industry. The ability to provide such service requires a significant capital investment in diagnostic and other equipment, parts inventory and highly trained service personnel. The U.S. Environmental Protection Agency ("EPA") and Department of Transportation regulatory guidelines for service processes, including collision center, paint work and waste disposal, require sophisticated equipment to ensure compliance with environmental and safety standards. In 2025, North American sales of Class 6-8 medium- and heavy-duty trucks, the principal vehicles sold by our PTG business, decreased 15.5% from last year to 399,796 units and were generated at approximately 3,800 new-truck dealerships. The Class 6-7 medium-duty truck market decreased 10.1% from last year to 141,364 units, and Class 8 heavy-duty trucks, the largest North American market, decreased 18.2% from last year to 258,432 units. Our principal brands, Freightliner and Western Star, represent approximately 41.0% of the Class 8 heavy-duty truck market during 2025.
Commercial Vehicle Distribution and Other. Our commercial vehicle distribution and other business operates principally in Australia and New Zealand. In 2025, heavy-duty truck sales in Australia and New Zealand combined were 16,527 units, representing a decrease of 19.7% from 2024. The brands we sell represented 4.0% of the heavy-duty truck units sold in Australia and 2.2% in New Zealand during 2025.
Penske Transportation Solutions. PTS participates broadly in the global supply chain, estimated at $11.9 trillion annually, and particularly, in the U.S. supply chain, estimated at $2.4 trillion annually. Only 12.9% of the total U.S. supply chain function is outsourced to third parties, such as PTS. We estimate, based on R. L. Polk registration data, that there are approximately 10.2 million commercial trucks operating in the United States and Canada, of which up to 5.3 million could be potential opportunities for PTS' full-service leasing and contract maintenance offerings.
Business Description
Marketing Strategy
Our integrated marketing strategies empower each dealership to capitalize on local branding while being supported by corporate programs and web presence, allowing us to leverage scale. We align ourselves with the marketing implemented by our vehicle manufacturer partners and integrate those initiatives and resources for each respective brand.
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
To stay at the forefront of technological innovations, we leverage software and systems to support our customers regardless of how they want to engage with us, from fully online to in-person or anywhere in between. In addition, we have implemented AI-driven technologies at our dealerships, including a voice assistant to answer and appoint inbound service calls and an engagement system to address customer lead inquiries and schedule sales and service appointments. These technologies are designed to improve our customer experience and allow customers to engage with us 24/7.
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
In the U.S., some of our franchise agreements, including those with BMW, Daimler Truck North America, Honda, Hyundai, and Toyota, expire after a specified period of time ranging from one to six years. Manufacturers have not historically terminated our franchise agreements, and our franchise agreements with fixed terms have typically been renewed. We currently expect the manufacturers to renew all of our U.S. franchise agreements as they expire. In the U.K., many of our agreements have two-year rolling terms. Our agreements with BMW, our largest U.K. manufacturer, expire in December 2026. Similar to the U.S., the manufacturers in the U.K. have not historically terminated our agreements, and our agreements with fixed terms have typically been renewed.
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
With respect to our commercial vehicle distribution and other operations in Australia and New Zealand, we are party to distributor agreements with each manufacturer of products we distribute pursuant to which we are the distributor of these products in those countries and nearby markets. The agreements govern all aspects of our distribution rights, including sales and service activities, service and warranty terms, use of intellectual property, promotion and advertising provisions, pricing and payment terms, and indemnification requirements. The agreement with Western Star expires in 2031, the agreement with MTU expires in 2029, the agreement with Detroit Diesel expires in 2031, and the agreement with Dennis Eagle expires in 2030. We also are party to shipping agreements with respect to importing those products. For each of our non-company-owned dealers, we have signed a franchise agreement with terms that set forth the dealer's obligations with respect to the sales and servicing of commercial vehicles and associated parts.
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
For used vehicle sales, we compete in a highly fragmented market which sells approximately 38.6 million units in the U.S. and approximately 8.1 million units in the U.K. annually through other franchised dealers, independent used vehicle dealers, automobile rental agencies, purchasing services, private parties, online retailers, and used vehicle “superstores” for the procurement and resale of used vehicles.
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
PTS' logistics business competes with other dedicated logistics providers, supply chain management businesses, freight brokers, warehouse providers, and truckload carriers on a national, regional, and local level as well as with the internal supply chain functions of prospective customers who rely on their own resources for logistics management. Competitive factors include price, efficient logistical design offerings, equipment, maintenance, service, technology, geographic coverage, and driver and operations expertise. PTS seeks to combine its logistics services with its existing full-service truck leasing and truck rental business to create an integrated transportation solution for its customers.
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
As of December 31, 2025, we employed over 27,700 people, of which approximately 736 were covered by collective bargaining agreements with labor unions. We believe our relations with our employees, including those represented by collective bargaining agreements, are generally good. We believe our inclusive culture enhances our ability to attract and retain the most talented leadership and workforce, thereby enabling us to better serve and broaden our customer base.
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
Regulation
We operate in a highly regulated industry and a number of regulations affect the marketing, selling, financing, servicing, and distribution of vehicles. Under the laws of the jurisdictions in which we currently operate, we typically must obtain a license in order to establish, operate, relocate a dealership, or operate a repair facility. These laws also regulate our business conduct, including our advertising, operating, financing, employment, distribution, and sales practices. Other laws and regulations include franchise laws and regulations, environmental laws and regulations (see “Environmental Matters” below), laws and regulations applicable to new and used motor vehicle dealers as well as customer and employee privacy, identity theft prevention, wage-hour, anti-discrimination, and other employment practices laws. With respect to online sales, many laws and regulations applicable to our business were adopted prior to the introduction of the Internet, artificial intelligence, certain digital technologies, and e-commerce, generally. As a result, we are tasked with maintaining compliance in an uncertain regulatory environment.
Our financing activities with customers are subject to truth-in-lending, consumer leasing, equal credit opportunity, and similar regulations as well as motor vehicle finance laws, installment finance laws, insurance laws, usury laws, and other installment sales laws. In the U.K., the Financial Conduct Authority (the "FCA") regulates financial services firms and financial markets, including our activities in acting as broker of vehicle financing. The FCA has reviewed the vehicle finance industry concerning certain practices which, in the FCA’s determination, may have been unfair to customers, including with respect to vehicle financing commission disclosures. In October 2025, the FCA proposed a redress scheme requiring lenders to compensate customers whose financing arrangements are deemed unfair because they involved an undisclosed discretionary commission arrangement, or undisclosed high levels of commission paid to dealers, or there was an undisclosed exclusivity or similar arrangement between the lender and broker. Under the FCA’s proposed redress scheme, lenders would bear primary responsibility for delivering the proposed scheme including identifying affected customers, assessing potential liability and administering and paying redress. The FCA has indicated that dealers will be required to support lenders by providing relevant documentation and information necessary for lenders to implement the scheme. This new proposed redress scheme invited comment by industry participants with that consultation closing in December 2025. The final detail of the redress scheme is expected to be announced in the first quarter of 2026 and implemented later in the same year. The scheme may be subject to industry legal challenges. See Item 1A. Risk Factors, "Other Regulatory Issues".
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
EV and Emissions Regulation. Federal and state governments and regulators in our markets have placed various restrictions on new retail automotive and commercial vehicles, in many cases requiring vehicle manufacturers to achieve progressively higher penetration of EVs or lower emissions of new internal combustion engine vehicle sales. In 2025, the U.S. reduced its EV and emissions regulations and eliminated certain tax incentives for the purchase of vehicles, including the previous $7,500 per new vehicle tax incentive on September 30, 2025. Various manufacturers have responded by producing more vehicles with internal combustion engines and the elimination of those incentives negatively impacted sales of EVs in the U.S. beginning in the fourth quarter of 2025. The U.K. government, however, requires in 2026 that 33% of new cars sold shall be electric vehicles (with limited allowances) and that manufacturers pay significant penalties if such amount is not achieved and also continues to propose a ban on the sale of internal combustion engines in new cars and new vans beginning in 2030, while allowing hybrid vehicles to be sold until 2035 and limited exceptions to the mandate for certain lower volume manufacturers. These U.K. regulations increase now through 2035 and continue to affect the profitability and mix of vehicles sold by our U.K. dealerships.
Similar regulations apply to the commercial vehicles sold by PTG in the U.S. and Canada and purchased and operated by PTS. These regulatory initiatives are designed to incent market shifts to lower emission or zero-emission technologies in certain segments of the heavy-duty vehicle sector and call for new more stringent emissions standards for heavy-duty engines and vehicles starting as soon as model year 2027. Foreign, federal, state and local lawmakers also are considering a variety of other proposals. These and any other future requirements could result in higher prices for vehicles, diesel engines, materials and fuel, as well as higher maintenance costs and uncertainty as to reliability of the new engines. Any of these factors could increase operating costs in the transportation industry, which would directly affect PTS' and PTG's customers, could reduce demand for vehicles, lead to decreased lease and rental business as customers reevaluate their needs, and affect resale values of these vehicles when PTS or PTG attempts to sell them in the future. For an additional discussion of certain risks associated with our business related to EV and emissions regulations, see Item 1A. Risk Factors, "Vehicle Emissions and Other Environmental Regulations" below.
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
Self-Insurance
Our business is subject to substantial risk of loss due to significant concentrations of property value, including inventory at our locations, as well as other liabilities arising out of our operations. We retain risk relating to certain of our general liability insurance, workers' compensation insurance, vehicle physical damage insurance, property insurance, information security risk insurance, directors' and officers' insurance, and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and for certain exposures, we either have no insurance or we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Certain insurers have limited available property coverage in response to natural catastrophes experienced in recent years resulting in increasing costs for our insurance programs.
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

Operational Risks
Macro-economic and geo-political conditions. Our performance is impacted by geo-political conditions and by general economic conditions overall and in particular by economic conditions in the markets in which we operate. These economic conditions include levels of new and used vehicle sales, availability of consumer credit, changes in consumer demand, consumer confidence levels, fuel prices, demand for trucks to move freight with respect to PTS and PTG, the rate of inflation, personal discretionary spending levels, interest rates, and unemployment rates. When the worldwide economy faltered early in 2020, we were adversely affected, and we expect a similar relationship between general economic and industry conditions and our performance in the future. PTG and PTS are currently experiencing weak market conditions in light of the continued recessionary freight environment, with PTG experiencing lower vehicle sales and PTS experiencing weak market conditions for used vehicle sales and commercial rental demand. While the diversification of our businesses have helped mitigate the impact of these conditions, a further prolonged freight market downturn will continue to impact our and PTS operating results.
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
Adverse conditions affecting one or more significant automotive manufacturers or suppliers will affect us. Our success depends on the overall success of the automotive and commercial vehicle industries generally and in particular, on the success of the brands of vehicles that each of our dealerships sell. In 2025, revenue generated at our BMW/MINI, Audi/Volkswagen/Porsche/Bentley, Toyota/Lexus, and Mercedes-Benz/Sprinter/smart dealerships represented 25%, 22%, 18%, and 8%, respectively, or 73% in aggregate, of our total automotive dealership revenues. In addition, our retail commercial truck operations rely principally on Freightliner and Western Star trucks (both Daimler brands). These manufacturers operate independently of us and we have no control over their operational decisions and future plans. We are subject to a concentration of risk in the event of adverse events or financial distress, including bankruptcy, impacting one or more of these manufacturers.
Significant adverse geo-political events, weather-related events, supply chain issues, or other events that interrupt vehicle or parts supply to our dealerships would likely have a significant and adverse impact on the automotive or commercial vehicle industries, including us, particularly if the events impact any of the manufacturers whose franchises generate a significant percentage of our revenue. In October 2025, the Dutch government invoked emergency powers to seize control of Nexperia, a subsidiary of a Chinese company and an important supplier of basic chips used in vehicles, prompting the Chinese government to ban exports of the company's finished products. This shortage impacted several manufacturers, most notably, Honda, who experienced reduced production in the fourth quarter of 2025. In September 2025, a fire at a major U.S. aluminum production facility caused significant damage which impacted supplies to various manufacturers. On September 2, 2025, Jaguar Land Rover (“JLR”) disclosed that it had experienced a significant cybersecurity incident that resulted in the temporary shutdown of certain production facilities and information technology systems. This disruption has led to continued delays in new vehicle deliveries, reduced availability of certain models, and interruptions in certain parts supply. These and other events affected, and could continue to affect, the timing of new vehicle deliveries to our dealerships, which may materially and adversely affect us.
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
Increasing sales by underrepresented manufacturers may significantly and adversely affect us. Our success depends in part on the success of our automotive and commercial vehicle manufacturers for which we have franchised dealerships, as detailed in the prior risk factor. In recent years, Chinese manufacturers have increased market share in the U.K. and E.U., and for 2025, totaled 9.7% of U.K. new vehicle registrations as compared to 4.8% in 2024. While we have recently expanded our U.K. portfolio to include certain Chinese manufacturers, continued market share gains in any of our markets by manufacturers whom we do not fully represent may significantly and adversely affect us.
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

In addition to the control afforded to manufacturers as a result of our franchise and other agreements, we also rely on our manufacturer partners for many aspects of our business and the success of our dealerships is dependent, in large part, on their success. For instance, we rely on our manufacturer partners exclusively for new vehicle inventory, and our ability to successfully sell new vehicles is dependent on the manufacturers' ability to design, manufacture and allocate to our dealerships a desirable mix of high-quality, competitively priced, technologically current and legally compliant vehicle inventories in quantities sufficient to meet our and our customers' demand. We also receive direct financial support and assistance from certain manufacturers and their affiliates, including captive finance companies, across various aspects of our business, including floorplan assistance and advertising assistance, and rely on manufacturers to pay us for warranty and service contract work for vehicles under manufacturer product warranties and service contracts where we directly bill the manufacturer instead of invoicing the customer directly. Our business, results of operations, and financial condition could be materially adversely affected as a result of any event that has an adverse effect on the vehicle manufacturers on which we rely for inventory, support and payment, or in the event such manufacturers fail to maintain the goodwill associated with their respective brands, which adverse consequences may be wholly outside of our control. See the risks captioned "Adverse conditions affecting one or more significant automotive manufacturers or suppliers will affect us" above and "Brand reputation" below.
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

Australian and New Zealand economic conditions. Our commercial vehicle distribution and other operations in Australia and New Zealand may be impacted by local and regional economic conditions and in particular, the price of commodities such as copper and iron ore, which may impact the desire of our customers to operate their mining operations and replace their vehicle fleets. Adverse pricing concerns of those, and other commodities, may have a material adverse effect on our ability to distribute, and/or retail, commercial vehicles and other products profitably. These same conditions may also negatively impact the value of the Australian and New Zealand Dollar versus the U.S. Dollar, which negatively impacts our U.S. Dollar reported financial results and the pricing of products sold by Penske Australia, which are manufactured in the U.S., U.K., and Germany.
Additional risks relating to PTS. PTS' business has additional risks to those in the retail business, including:
Customers. PTS has a more concentrated customer base than we do and is subject to changes in the financial health of its customers, changes in their asset utilization rates, and increased competition for those customers. PTS is subject to credit risk associated with accounts receivable from its larger customers. If one or more of its larger customers were to become bankrupt, insolvent, or otherwise were unable to pay for the services PTS provides, PTS may incur significant write-offs of accounts receivable or incur lease or asset impairment charges that could adversely affect its operating results and financial condition.
Workforce. PTS requires a significant number of qualified drivers and technicians, which may be difficult to hire, and is subject to increased compliance costs or work stoppages relating to those employees, particularly in regard to changes in labor laws and time of work rules regarding those employees. PTS contributes to several U.S. multi-employer pension plans that provide defined benefits to approximately 2,100 associates covered by collective bargaining agreements. If they withdraw or are deemed to withdraw from participation in any of these plans, then applicable law could require them to make withdrawal liability payments to the plan. If any of those plans were deemed to be underfunded, PTS could be subject to additional assessments, which could be substantial.
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
PTS also bears the residual risk on the value of its vehicles when a customer's lease for those vehicles expires or when its holding period for rental vehicles ends. If demand for used vehicles declines, PTS may obtain lower sales proceeds upon their sale. A reduction in proceeds from sales of used vehicles in PTS’ fleet could cause PTS to sustain a substantial loss or require it to adjust the residual values, which could ultimately lead to depreciating those vehicles at a more accelerated rate. Any reduction in the resale values of the vehicles in its fleet could adversely affect its profitability.
Capital markets risk. PTS relies on banks and capital markets to fund its operations and capital commitments. PTS has a significant amount of total indebtedness, which it uses in part to purchase its vehicle fleet and therefore, is subject to changes in, and continued access to, capital markets.
Regulatory Requirements and Vehicle Mandates. Increasing efforts to control greenhouse gas emissions are likely to have an effect on PTS' (and PTG's) business and results of operations as further discussed below under "Vehicles Emissions and Other Regulation". Any of the factors noted could increase operating costs in the transportation industry, which would directly affect PTS' and PTG's customers and could reduce demand for vehicles. The new technology and legal requirements may also affect resale values of these vehicles when PTS or PTG attempts to sell them in the future.
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
Sales outside the franchise system. In recent years, new electric vehicle manufacturers have been able to conduct new vehicle sales outside of the franchised automotive system as new entrants. While the sales levels of these new entrants were approximately 3.7% of new vehicles in the U.S. and approximately 2.3% of new vehicles in the U.K. for the year ended December 31, 2025, continued market share gains by manufacturers operating outside the franchise system may materially and adversely affect us. Moreover, while we expect continued good relations with our manufacturer partners, should U.S. franchise laws be repealed or amended to allow our existing manufacturer partners to effectively operate outside the franchised system, our results of operations may be materially and adversely impacted. Our franchised automotive dealers in the U.K., European Union, Australia, and Japan operate effectively without U.S. franchise law protections.
Agency. Some of our key automotive manufacturer partners have implemented or announced plans to implement an agency model of selling new vehicles in the U.K. and other countries. Under an agency model, we receive a fee for facilitating the sale by the manufacturer of a new vehicle but do not hold the vehicle in inventory. Vehicles sold under this agency model are counted as new agency units sold instead of new retail units sold by us, and only the fee we receive from the manufacturer, not the price of the vehicle, is reported as new revenue with no corresponding cost of sale. The long-term impact of the agency model at these dealerships as well as other agency models proposed by our manufacturer partners remains uncertain. We believe transition to an agency model in the U.S. would be difficult for the manufacturers in light of U.S. franchise laws. See Item 1. Business, "Regulations" and Item 1A. Risk Factors, "Sales outside the franchise system" and "Other Regulatory Issues."

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
Financial Risks
Leverage. Our significant debt and other commitments expose us to a number of risks, including:
Cash requirements for debt and lease obligations. A significant portion of the cash flow we generate must be used to service the interest and principal payments relating to our various financial commitments, including $4.1 billion of floor plan notes payable, $2.2 billion of non-vehicle long-term debt, and $5.5 billion of future lease commitments (including extension periods that are reasonably assured of being exercised). A sustained or significant decrease in our operating cash flows could lead to an inability to meet our debt service or lease requirements or to a failure to meet specified financial and operating covenants included in certain of our agreements. If this were to occur, it may lead to a default under one or more of our commitments and potentially the acceleration of amounts due, which could have a significant and adverse effect on us.
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
Impairment of our goodwill or other indefinite-lived intangible assets has in the past had, and in the future could have, a material adverse impact on our earnings. We evaluate goodwill and other indefinite-lived intangible assets for impairment annually and upon the occurrence of an indicator of impairment. Our process and results for impairment testing of these assets is described further under “Impairment Testing” in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates. If we determine that the amount of our goodwill or other indefinite-lived intangible assets are impaired at any point in time, we would be required to reduce the value of these assets on our balance sheet, which could also result in a material non-cash impairment charge that could also have a material adverse effect on our results of operations for the period in which the impairment occurs.
Performance of sublessees. In connection with the sale, relocation, and closure of certain of our businesses, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties in 2025 totaled approximately $15.6 million. In the aggregate, we remain ultimately liable for approximately $121.8 million of such lease payments including payments relating to all available renewal periods. We rely on our sub-tenants to pay the rent and maintain the properties covered by these leases. In the event a subtenant does not perform under the terms of their lease with us, we could be required to fulfill such obligations, which could have a significant and adverse effect on us.
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

Joint ventures. We have significant investments in a variety of joint ventures, including retail automotive operations in the U.S. and Italy. We have a 28.9% interest in PTS. We expect to receive annual operating distributions from PTS and the other ventures and in the case of PTS, realize significant cash savings on taxes. These benefits may not be realized if the joint ventures do not perform as expected, or if changes in tax, financial, or regulatory requirements negatively impact the results of the joint venture operations. Our ability to dispose of these investments may be limited. In addition, the relevant joint venture agreement and other contractual restrictions may limit our access to the cash flows of these joint ventures. For example, certain of PTS' debt agreements allow partner distributions only as long as it is not in default under those agreements and the amount it pays does not exceed 50% of its consolidated net income, unless its debt-to-equity ratio is less than 3.0 to 1.0, in which case its distributions may not exceed 80% of its consolidated net income.
Legal and Compliance Risks
Vehicle Emissions and Other Environmental Regulations. Federal and state governments and regulators in our markets have increasingly placed restrictions and limitations on new vehicles in an effort to combat perceived negative environmental effects. In response to concerns that emissions of nitrogen oxides (NOx), and carbon dioxide and certain other gases, referred to as "greenhouse gases" or "GHGs," may be contributing to warming of the Earth's atmosphere, climate change-related legislation and policy changes to restrict NOx and GHGs have been implemented, at state and federal levels in a manner that impacts our business.
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
PTG sells new and used heavy- and medium-duty commercial trucks, parts and service, and offers collision repair services. PTS, with its broad product offering including full-service truck leasing, contract maintenance, and truck rental, along with logistics services, is one of the largest purchasers of commercial trucks in North America. The EPA and the National Highway Traffic Safety Administration ("NHTSA") have been building on federally mandated corporate average fuel economy standards, which are scheduled to increase substantially for certain vehicles through at least 2032 pursuant to existing regulations, and legislative and regulatory efforts in California are seeking higher fuel standards, stringent emissions reductions and a move toward zero emissions fleets while also requiring public disclosures on emissions and other climate-related matters. However, under the current U.S. administration, the EPA and NHTSA have taken steps to revise or scale back their regulations, and Congress has passed resolutions signed by President Trump purporting to revoke a number of waivers necessary for California and other states to engage in their own rulemaking. Moreover, in February 2026, the EPA rescinded its 2009 final rule under the Clean Air Act which found that GHGs endanger the public health and welfare of current and future generations, which forms the basis of the EPA regulatory authority to regulate GHG emissions. These regulatory efforts are expected to face legal challenges and their outcome is uncertain.
Should future regulations or consumer sentiment hinder our or PTS' ability to maintain, acquire, lease, sell, service, or operate trucks, we may be adversely affected. Should additional states adopt California Air Resources Board regulations, PTG and PTS could experience increased compliance costs, additional operating restrictions, or changes in demand for their products and services, which could have a material adverse effect on our business, financial condition and results of operations. New regulations could be adopted that require moving to zero emission formats and/or the implementation of more stringent emissions controls. For example, original equipment manufacturers may be required to install additional engine components, additional aerodynamic features or low-rolling resistance tires to comply with fuel economy regulations, which may result in higher costs associated with more complex components and a shorter useful tread life for tires, increasing operating costs for customers, suppliers, and our businesses. Foreign, federal, state, provincial and local lawmakers also are considering a variety of other climate change proposals, including prohibiting the use of certain substances with high "global warming potential."
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
Our financing activities with customers are subject to truth-in-lending, consumer leasing, equal credit opportunity, and similar regulations as well as motor vehicle finance laws, installment finance laws, insurance laws, usury laws, and other installment sales laws. In the U.K., the Financial Conduct Authority (the "FCA") regulates financial services firms and financial markets, including our activities in acting as broker of vehicle financing. The FCA has reviewed the vehicle finance industry concerning certain practices which, in the FCA’s determination, may have been unfair to customers, including with respect to vehicle financing commission disclosures. In October 2025, the FCA proposed a redress scheme requiring lenders to compensate customers whose financing arrangements are deemed unfair because they involved an undisclosed discretionary commission arrangement, or undisclosed high levels of commission paid to dealers, or there was an undisclosed exclusivity or similar arrangement between the lender and broker. Under the FCA’s proposed redress scheme, lenders would bear primary responsibility for delivering the proposed scheme including identifying affected customers, assessing potential liability and administering and paying redress. The FCA has indicated that dealers will be required to support lenders by providing relevant documentation and information necessary for lenders to implement the scheme. This new proposed redress scheme invited comment by industry participants with that consultation closing in December 2025. The final detail of the redress scheme is expected to be announced in the first quarter of 2026 and implemented later in the same year. The scheme may be subject to industry legal challenges. However, we will be subject to significant administrative obligations in connection with the redress scheme, if implemented, and it is possible that lenders could seek to directly or indirectly offset their redress obligations under the scheme from dealers. While the terms of the final redress scheme and its repercussions are presently unknown, it could materially and adversely affect our business and results of operations.
Privacy Regulation. We are subject to numerous laws and regulations in the U.S. and internationally designed to protect the information of clients, customers, employees, and other third parties that we collect and maintain, including the European Union General Data Protection Regulation (the "EUGDPR") and the United Kingdom General Data Protection Regulation (the "UKGDPR"). Both the EUGDPR and UKGDPR, among other things, mandate requirements regarding the handling of personal data of employees and customers, including its use, protection, and the ability of persons whose data is stored to correct or delete such data about themselves. The state of California has similar laws which includes a private right of action for certain violations of law. Multiple other U.S. states have also enacted comprehensive consumer privacy laws, and additional states may follow. Many privacy laws and regulations applicable to our business were adopted prior to the introduction of the Internet, artificial intelligence, certain digital technologies, and e-commerce, generally. As a result, we are tasked with maintaining compliance in an uncertain regulatory environment. These laws pose increasingly complex and rigorous compliance challenges, which may increase our compliance costs and related risk. If we fail to comply with these laws or other similar regulations applicable to our business, we could be subject to reputational harm and significant litigation, monetary damages, regulatory enforcement actions, or fines in one or more jurisdictions. For example, a failure to comply with the UKGDPR could result in fines up to the greater of £17.5 million or 4% of annual global revenues.
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
Tariff and trade risk. During 2025, the U.S. enacted various tariffs on automobiles, automobile parts, medium- and heavy-duty trucks and truck parts which impacted each of our automotive and commercial vehicle suppliers, as well as our and PTS' operations. These tariffs have impacted the retail price of vehicles sold by us and used in the operations of PTS. The policies and announcements regarding tariffs remain fluid. It remains difficult to assess how these tariffs will affect our business and results of operations as each manufacturer has responded differently to the impact of tariffs with some increasing retail prices and some absorbing more of the tariff cost. Moreover, many manufacturers have announced plans to shift production to the U.S. to mitigate the impact of the tariffs. Existing or subsequently announced tariffs affecting the automotive or transportation industry may increase our cost of acquiring vehicles, trucks and parts, as well as our inventory carrying costs. This may lead to increased prices for consumers, which may decrease consumer demand and negatively impact revenue and gross profit with respect to the sale of new vehicles and parts, particularly in light of the prolonged recessionary freight rate environment.
In October 2025, the Dutch government invoked emergency powers to seize control of Nexperia, a subsidiary of a Chinese company and an important supplier of basic chips used in vehicles, prompting the Chinese government to ban exports of the company's finished products. This shortage impacted several manufacturers, most notably, Honda, who experienced reduced production in the fourth quarter of 2025. In September 2025, a fire at a major U.S. aluminum production facility caused significant damage which impacted supplies to various manufacturers. Rare earth minerals are broadly used within the vehicle supply chain. Trade tensions has resulted in China threatening to withhold some of those minerals. These and other events affected, and could continue to affect, the timing of new vehicle deliveries to our dealerships, which may materially and adversely affect us.
Changes or increases in tariffs, trade restrictions, the negotiation of new trade agreements, non-tariff trade barriers (such as those imposed on Nexperia noted above), local content requirements, uncertainty surrounding global trade policies, and the imposition of retaliatory tariffs or trade barriers against certain countries or covering certain products, including vehicles and parts, may affect our competitive position and negatively impact our gross profit with respect to affected vehicles and parts. The ultimate impact of any tariffs is uncertain and will depend on various factors, including whether such tariffs are maintained and/or implemented, the scope and nature of applicable exemptions, the duration of the tariffs and the timing of their implementation, the amount, scope, and nature of the tariffs, and the related responses from impacted countries, manufacturers, and/or consumers.
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
Changes in law. New laws and regulations at the state and federal level may be enacted which could materially adversely impact our business. For example, in October 2025, California adopted the "California Combating Auto Retail Scams Act", which will change the way vehicles are advertised and sold in California. The rule, which takes effect in October 2026, mandates a new three-day right to return for certain used vehicles, requires that ads and first customer written communications about a specific vehicle include a "total vehicle price", and expands record retention and customer disclosure requirements. This new law or similar state laws will likely complicate the transaction process and increase our compliance costs and risk, among other effects, which could increase our customers costs and have a significant and adverse effect on us.
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
In addition, we are subject to various reporting regimes in the U.S. and internationally. In the U.K. and Australia, we are subject to certain regulations which require disclosure of climate risks and opportunities, among other matters. We are also subject to California's Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act which require disclosure of emissions and other matters, although legal challenges may thwart these acts. Further, we are subject to the European Sustainability Reporting Standards which also require emissions and other disclosures, as well as any regulations regarding climate and sustainability disclosures eventually adopted by the U.S. Securities and Exchange Commission. We are also subject to regulations and corporate financial reporting and auditing obligations in other jurisdictions that we operate in. These multiple sets of disclosures standards are not yet clearly defined and require duplicative and sometimes conflicting disclosures across our individual and consolidated business units, and the failure to comply with these standards may result in fines, penalties and reputational harm. Compliance with these standards will subject us to additional expenses and compliance risk which may adversely affect our business.
Related parties. Our two largest stockholders, Penske Corporation and its affiliates (“Penske Corporation”) and Mitsui & Co., Ltd. and its affiliates (“Mitsui”), together beneficially own approximately 73% of our outstanding common stock. The presence of such significant stockholders results in several risks, including:
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
Some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests. Roger Penske, our Chair and Chief Executive Officer and a director, holds the same offices at Penske Corporation. Robert Kurnick, Jr., our President and a director, is also the Vice Chair and a director of Penske Corporation and an Advisory Board member of PTS. Bud Denker, our Executive Vice President, Human Resources, is also the President of Penske Corporation. Each of these officers is paid much of their compensation by Penske Corporation. The compensation they receive from us is based on their efforts on our behalf; however, they are not required to spend any specific amount of time on our matters. The Vice Chair of our Board of Directors, Greg Penske, is the son of our Chair and also serves as a director of Penske Corporation. Michael Eisenson, one of our directors, is also a director of Penske Corporation and an Advisory Board member of PTS. Lisa Davis, one of our directors, is also an Advisory Board member of PTS. Yosuke Kawakami, one of our directors, is also an employee of Mitsui. Roger Penske also serves as Chairman of Penske Transportation Solutions, for which he is compensated by PTS.
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
We have a significant number of shares of common stock eligible for future sale. Penske Corporation and Mitsui own approximately 73% of our common stock, and each has two demand registration rights that could result in a substantial number of shares being introduced for sale in the market. We also have a significant amount of authorized but unissued shares. Penske Corporation does not currently pledge any of its shares of our common stock, however it has agreed to pledge a substantial portion of its shares as collateral to secure a loan facility in the future if specified events occur under such agreement. If it were to pledge its shares, a default by Penske Corporation could result in the foreclosure on those shares by the lenders, after which the lenders could attempt to sell those shares on the open market or to a third party. The introduction of any of these shares into the market could have a material adverse effect on our stock price.
General Risks
We rely on third parties for the majority of our information systems and the availability and efficient operation of such systems is critical to the operation of our business.

Our information systems are fully integrated into our operations, and we rely on them to operate effectively, including with respect to electronic interfaces with manufacturers and other vendors, customer relationship management, sales and service efforts, data storage, and financial and operational reporting. The majority of our systems are provided by or licensed from third-party vendors and suppliers; the most significant of which are the dealer management systems ("DMS") and customer relationship management ("CRM") systems used across our retail operations, which are provided by a limited number of suppliers. We also rely on third-party vendors to supply other key products and services to us and our customers. One or more of these third-party vendors or suppliers may experience financial distress, technology challenges, cybersecurity incidents, ransomware demands, programming errors, staffing shortages or liquidity challenges, file for bankruptcy protection, go out of business, or suffer other disruptions in their business, each of which could affect the vendors’ ability to provide services to us and our customers. If any of our vendors or suppliers fail to deliver their products or services for any reason, our business and results of operations and financial condition could be adversely impacted, and such failures may lead to broader disruptions or failures across our information systems which may expose us to customer, employee, manufacturing partner, governmental, or third-party claims or other legal liabilities.
In June 2024, CDK Global, LLC ("CDK"), a third-party provider of information systems, including DMS software to support retail automotive and commercial truck dealership operations, experienced a cybersecurity incident and its systems were rendered inoperable (the "CDK Cybersecurity Incident"). Although we do not utilize CDK's DMS in our U.S. or international automotive dealership operations, our Premier Truck Group business does utilize CDK’s DMS and was impacted by the CDK Cybersecurity Incident. Events such as the CDK Cybersecurity Incident and the failure of our information systems, the failure to protect the integrity of these systems, or the interruption of these systems as discussed herein or otherwise due to natural disasters, power loss, unexpected termination of our agreements, cyber-attacks or ransomware encryptions, could significantly and adversely disrupt our business operations, impact our sales, service, inventory, customer relationship management, and accounting functions and otherwise adversely affect our results of operations. Even where business continuity responses and contingency plans are implemented to minimize disruptions caused by information systems failures, such mitigation efforts may result in decreased operational efficiencies and limit dealership productivity. Further, despite our efforts to assess, identify, and manage material risks from cybersecurity threats to our business and operations, including through evaluating key partners and third parties with whom we share our information as well as certain customer and employee information, we may not be able to protect our various systems from disruptions.
Cybersecurity. In the ordinary course of our business, we receive confidential information about our customers, employees, associates, and vendors. We collect, process, retain, and in some cases share this information in the normal course of our business, and such information is collected and stored primarily in our core information systems, including our DMS and CRM platforms. Our internal and third-party systems, including our DMS and CRM systems, are under a heightened level of risk from state actors, cyber criminals or other individuals with malicious intent to gain unauthorized access to our systems and exploit the information, including the confidential information of our customers and employees, that we gather. Moreover, increasingly powerful artificial intelligence technologies may increase our cybersecurity risks as we and other industry participants need to respond to these novel technologies which will likely be used to thwart our defenses or to obtain personal information. Cyber-attacks, such as the CDK Cybersecurity Incident described above, and threats to information systems and network and data security are becoming increasingly diverse and sophisticated, with attacks increasing in frequency, scope, and potential harm. In addition, some of our software applications are utilized by third parties who, in turn, subcontract or otherwise outsource various processes and administrative functions to additional third parties. Such third parties may have access to confidential information that is critical to our business operations and services. While our information security program includes enhanced controls to monitor third party providers' security programs, these third parties are subject to their own risks of data breaches, cyber-attacks, and other events or actions that could damage, disrupt, or close down their networks or systems, which in turn may adversely impact our business operations. For an overview of certain of our efforts related to cybersecurity risk management, strategy, and governance and our written Information Security Program, see Item 1C. Cybersecurity.
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
Management's Role in Managing Risk. As noted above, we have a designated Chief Information Officer who is charged with implementing and overseeing our comprehensive written Information Security Program. With over 25 years of experience in the field of information technology and cybersecurity, our Chief Information Officer brings a wealth of expertise to his role and maintains both Certified Information Systems Security Professional (CISSP) and Certified Information Systems Auditor (CISA) certifications and additional personnel on our information security team have cybersecurity experience and certifications. Our Chief Information Officer’s background includes extensive experience as an enterprise chief information officer and is well-recognized within our industry. Our Chief Information Officer reviews with senior management, at least quarterly, the status of our Information Security Program, identified threats to our data security, and cyber incidents relevant to our operations and reviews these matters with our Board and/or Audit Committee at least annually, or more frequently when appropriate. Further, at least quarterly, our senior leadership team, including our Chief Financial Officer, General Counsel, Chief Information Officer, and Executive Vice President of Financial Services and Global Risk Management, prepares a comprehensive summary of certain key risks facing the Company (the “Risk Report”). The Risk Report includes feedback from multiple constituencies within the Company, incorporating and evaluating heightened risk areas identified by senior management, functional area teams within the organization, and management at the regional and local dealership levels. In addition to various enterprise-wide risks identified throughout this management-led process, the Risk Report highlights cybersecurity risks, tasking the Chief Information Officer or his designees with the responsibility to monitor such risks and, as appropriate, implement risk mitigation strategies. The Risk Report also clarifies that both the Board and the Audit Committee retain oversight of such risks. The Risk Report is shared and discussed at least quarterly with the Audit Committee and periodically with the full Board, with certain specified risks and mitigation efforts reported to the Board or designated standing committees on a more frequent basis, as appropriate.
We and others across our industry face a number of cybersecurity risks in connection with our business and operations. Although such risks have not materially affected our business strategy, results of operations, or financial condition to date, we have, from time to time, experienced threats to, and incidents in connection with, our information systems. Any security breach or event resulting in the unauthorized disclosure of our information or the information of our customers or the degradation of services provided by our critical business systems, whether by us directly or our third-party service providers, could adversely affect our business operations, sales, reputation with current and potential customers, associates, or vendors as well as other operational and financial impacts derived from investigations, litigation, the imposition of penalties, or other means. For more information about the information technology and cybersecurity risks we face, see the risk factors entitled "We rely on third parties for the majority of our information systems and the availability and efficient operation of such systems is critical to the operation of our business," "Cybersecurity," and "Regulatory Issues – Privacy Regulation" in Item 1A. Risk Factors.
Item 2. Properties
We own our headquarters building in Bloomfield Hills, Michigan and many of our operating or management facilities. We also lease or sublease many of our other properties and other facilities. These leases are generally for an initial period of between 5 and 20 years and are typically structured to include renewal options at our election. We believe that our facilities are sufficient for our needs and are in good repair.
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
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol “PAG.” As of February 20, 2026, there were 228 holders of record of our common stock.
Dividends
We have announced a cash dividend of $1.40 per share payable on March 5, 2026, to stockholders of record as of February 25, 2026. While future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors, which may include our expectations regarding vehicle availability, the impact of recently announced tariffs, the rate of inflation, earnings, cash flow, capital requirements, restrictions relating to any then-existing indebtedness, financial condition, alternative uses of capital, and other factors, we currently expect to continue to pay comparable dividends in the future.
Securities Repurchases
The table below sets forth information with respect to shares of common stock repurchased by the Company during the three months ended December 31, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions) (2)
October 1 to October 31, 2025	232,840	$166.71	232,840	$249.1
November 1 to November 30, 2025	9,749	$161.64	9,749	$247.5
December 1 to December 31, 2025	1,700	$166.04	—	$247.5
	244,289		242,589
_____________________________
(1) During December, 1,700 shares were acquired from employees in connection with a net share settlement feature of employee equity awards.

(2) From time to time, our Board of Directors authorizes the repurchase of Company securities up to a certain monetary limit. As of December 31, 2025, $247.5 million remained outstanding and available for repurchases under our securities repurchase program. This authority has no expiration. For further information with respect to repurchases of our shares by us, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — "Securities Repurchases" and Part II, Item 8, Note 14 of the Notes to our Consolidated Financial Statements.

SHARE INVESTMENT PERFORMANCE
The following graph compares the cumulative total stockholder returns on our common stock based on an investment of $100 on December 31, 2020, and the close of the market on December 31 of each year thereafter against (i) the Standard & Poor's 500 Index and (ii) an industry/peer group consisting of Asbury Automotive Group, Inc., AutoNation, Inc., Group 1 Automotive, Inc., Lithia Motors, Inc., and Sonic Automotive, Inc (the "Peer Group"). The graph assumes the reinvestment of all dividends.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Penske Automotive Group, Inc., the S&P 500 Index, and a Peer Group

350
300
250
200
150
100
50
0
12/20
12/21
12/22
12/23
12/24
12/25
Penske Automotive Group, Inc.
S&P 500
Peer Group

________________________
*    $100 invested on 12/31/20 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	Cumulative Total Return
	12/20	12/21	12/22	12/23	12/24	12/25
Penske Automotive Group, Inc.	100.00	184.36	201.36	286.54	279.22	299.05
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
Peer Group	100.00	131.25	114.07	165.79	191.02	192.77
Item 6. Reserved
Reserved.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in "Item 1A. Risk Factors" and "Forward-Looking Statements." We have acquired, disposed, and initiated a number of businesses during the periods presented and addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. Our period-to-period results of operations may vary depending on the dates of acquisitions or disposals.

Overview
We are a diversified international transportation services company and one of the world's premier automotive and commercial truck retailers. We operate dealerships in the United States, the United Kingdom, Canada, Germany, Italy, Japan, and Australia, and we are one of the largest retailers of commercial trucks in North America for Freightliner. We also distribute and retail commercial vehicles, diesel and gas engines, power systems, and related parts and services principally in Australia and New Zealand. We employ over 27,700 people worldwide. Additionally, we own 28.9% of Penske Transportation Solutions, a business that employs over 42,000 people worldwide, manages one of the largest, most comprehensive and modern trucking fleets in North America with over 396,600 trucks, tractors, and trailers under lease, rental, and/or maintenance contracts, and provides innovative transportation, supply chain, and technology solutions to its customers.
Business Overview
In 2025, our business generated $31.8 billion in total revenue, which is comprised of approximately $27.5 billion from retail automotive dealerships, $3.4 billion from retail commercial truck dealerships, and $922.6 million from commercial vehicle distribution and other operations. We generated $5.2 billion in gross profit, which is comprised of $4.5 billion from retail automotive dealerships, $542.3 million from retail commercial truck dealerships, and $192.3 million from commercial vehicle distribution and other operations.
Retail Automotive. We are one of the largest global automotive retailers as measured by the $27.5 billion in total retail automotive dealership revenue we generated in 2025. We are diversified geographically with 61% of our total retail automotive dealership revenues in 2025 generated in the U.S. and Puerto Rico and 39% generated outside of the U.S. We offer over 40 vehicle brands with 71% of our retail automotive franchised dealership revenue generated from premium brands, such as Audi, BMW, Land Rover, Lexus, Mercedes-Benz, and Porsche, and 23% of revenue generated from volume non-U.S. brands such as Toyota and Honda in 2025. As of December 31, 2025, we operated 365 retail automotive franchised dealerships, of which 148 are located in the U.S. and 217 are located outside of the U.S., principally in the U.K. As of December 31, 2025, we also operated 15 used vehicle dealerships, with six dealerships in the U.S. operating under the brand name CarShop, eight dealerships in the U.K. operating under the brand name Sytner Select, and one dealership in Australia operating under the brand name Penske Select. We retailed and wholesaled, including agency units, more than 583,000 vehicles in 2025.
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
During 2025, in the U.S. we sold four retail automotive franchises, closed one retail automotive franchise, and opened one retail automotive franchise. In addition, on November 19, 2025, we acquired all of the membership interests of Penske Motor Group, LLC ("PMG"), representing two Lexus brand locations and one Toyota brand location in California and one Toyota brand location in Texas, including Longo Toyota, the largest Toyota brand dealership in the U.S. This acquisition was accounted for as a transaction between entities under common control. Please refer to Part II, Item 8, Note 1 and Note 12 for further details. In the U.K., we sold one used vehicle dealership and opened eight retail automotive franchises at existing Sytner Select locations, representing the Geely and Chery brands, and opened two Skoda points at existing VW brand dealerships. We also acquired a Ferrari brand dealership in Modena, Italy, and opened a BYD franchise in Germany. During 2025, in aggregate we acquired or opened dealerships representing approximately $1.6 billion in expected annualized revenue, of which $1.5 billion is related to our acquisition of PMG, and disposed of dealerships representing approximately $408.5 million of expected annualized revenue. In February 2026, we acquired Lexus of Orlando and Lexus of Winter Park, both located in the Orlando metropolitan area of Central Florida.
Retail Commercial Truck Dealership. We operate Premier Truck Group ("PTG"), a heavy- and medium-duty retail truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations across 10 U.S. states and the Canadian provinces of Ontario and Manitoba. As of December 31, 2025, PTG operated 45 locations selling new and/or used trucks, performing service and parts operations, or offering collision repair services. We retailed and wholesaled 19,239 new and used trucks in 2025.
Penske Australia. Penske Australia is the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy- and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand, and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU (a Rolls-Royce solution), Detroit Diesel, Allison Transmission, and Bergen Engines. Penske Australia offers products across the on- and off-highway markets, including in the trucking, mining, power generation, energy solutions, defense, marine, rail, and construction sectors and supports full parts and aftersales service through a network of branches, field service locations, and dealers across the region. We also own and operate three Porsche dealerships in Melbourne, Australia which results are included within our retail automotive segment described above.
Penske Transportation Solutions. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. ("PTL"). PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. ("Mitsui"). We account for our investment in PTL under the equity method, and we therefore record our share of PTL's earnings on our statements of income under the caption "Equity in earnings of affiliates," which also includes the results of our other equity method investments. Penske Transportation Solutions ("PTS") is the universal brand name for PTL's various businesses, which articulates the breadth of their services. PTS is capable of meeting customers' needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental, and contract maintenance along with logistics services, such as dedicated contract carriage, distribution center management, supply chain management, and dry van truckload carrier services. We recorded $192.8 million and $198.0 million in equity earnings from this investment in 2025 and 2024, respectively.
Outlook/Recent Developments
Please see “Outlook” in Part I, Item 1 for a discussion of our outlook in our markets.
Operating Overview
Automotive and commercial truck dealerships represent 97.1% of our revenue and 80.9% of our earnings before taxes during 2025. Income from our PTS investment represents 15.3% of our earnings before taxes during 2025. New and used vehicle revenues typically include sales to retail customers, agency customers, fleet customers, and leasing companies providing consumer leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, sales of third-party insurance policies, commissions relating to the sale of finance and lease contracts to third parties, and the sales of certain other products. Service and parts revenues include fees paid by customers for repair, maintenance and collision services, and the sale of replacement parts and other aftermarket accessories as well as warranty repairs that are reimbursed directly by vehicle manufacturers.
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
As exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to weaken against the U.S. Dollar, our U.K. results of operations would translate into less U.S. Dollar reported results. Foreign currency average rate fluctuations increased revenue and gross profit by $302.3 million and $43.1 million, respectively, in 2025. Foreign currency average rate fluctuations increased earnings per share by approximately $0.04 per share in 2025. Excluding the impact of foreign currency average rate fluctuations, aggregate revenue and gross profit decreased 1.1% and 0.8%, respectively, in 2025.
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
The future success of our business is dependent upon, among other things, macro-economic, geo-political, and industry conditions and events, including their impact on sales of new and used vehicles, service and parts, and repair and maintenance services, the availability of consumer credit, changes in consumer demand, consumer confidence levels, fuel prices, demand for trucks to move freight with respect to PTS and PTG and other freight metrics such as spot rates or miles driven, personal discretionary spending levels, interest rates, foreign currency exchange rates, and unemployment rates; our ability to obtain vehicles and parts from our manufacturers, especially in light of supply chain disruptions due to natural disasters, tariffs and non-tariff trade barriers, any shortages of vehicle components, international conflicts, challenges in sourcing labor or labor strikes or work stoppages, or other disruptions; the control our manufacturer partners can exert over our operations and our reliance on them for various aspects of our business; risks to our reputation and those of our manufacturer partners; changes in the retail model from direct sales by manufacturers, a transition to an agency model of sales, sales by online competitors, or from the expansion of EVs; disruptions to the security and availability of our information technology systems and those of our third party providers, which systems are increasingly threatened by ransomware and other cyber attacks; the effects of a pandemic on the global economy, including our ability to react effectively to changing business conditions in light of any pandemic; the impact of tariffs targeting imported vehicles and parts, as well as changes or increases in tariffs, trade restrictions, trade disputes, or non-tariff trade barriers; the rate of inflation, including its impact on vehicle affordability; changes in interest rates and foreign currency exchange rates; our ability to consummate, integrate, and realize returns on our acquisitions; with respect to PTS, changes in the financial health of its customers, labor strikes or work stoppages by its employees, a reduction in PTS' asset utilization rates, the cost of acquiring and the continued availability from truck manufacturers and suppliers of vehicles and parts for its fleet, including with respect to the effect of various regulations concerning its vehicle fleet, changes in values of used trucks which affects PTS' profitability on truck sales and regulatory risks and related compliance costs; our ability to realize returns on our significant capital investments in new and upgraded dealership facilities; our ability to navigate a rapidly changing automotive and truck landscape; our ability to respond to new or enhanced regulations in both our domestic and international markets relating to dealerships and vehicles sales, including those related to the sales process, emissions standards or electrification; the success of our distribution of commercial vehicles, engines, and power systems; natural disasters; recall initiatives or other disruptions that interrupt the supply of vehicles or parts to us; the outcome of legal and administrative matters, and other factors over which management has limited control. See Part I, Item 1A. Risk Factors above and "Forward-Looking Statements" below.
Critical Accounting Estimates
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
The following discussion addresses the accounting policy applied in the preparation of our financial statements that management believes is the most dependent upon the use of estimates and assumptions. Refer to Part II, Item 8, Note 1 of our Consolidated Financial Statements for a description of our significant accounting policies.
Impairment Testing
Other indefinite-lived intangible assets are assessed for impairment annually on October 1 and upon the occurrence of an indicator of impairment through a comparison of its fair value to its carrying value. These indefinite-lived intangible assets relate to franchise agreements with manufacturers and distributors, which represent the estimated value of franchises acquired in business combinations; trade names, which represents the estimated value of trade names acquired in business combinations; and distribution agreements with commercial vehicle manufacturers and other manufacturers, which represent the estimated value for distribution rights acquired in business combinations. An indicator of impairment exists if the carrying value exceeds its estimated fair value, and an impairment loss may be recognized up to that excess. The fair value is determined using an income approach, which includes assumptions about revenue growth, terminal growth rates, and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, and the selection of the weighted average cost of capital. Changes in these assumptions could have a significant effect on the fair value of these intangible assets and the amount of any impairment charge. Each of the significant assumptions to the fair value model are considered level 3 inputs within the fair value hierarchy. We also evaluate in connection with the annual impairment testing whether events and circumstances continue to support our assessment that the other indefinite-lived intangible assets continue to have an indefinite life.
Goodwill impairment is assessed at the reporting unit level annually on October 1 and upon the occurrence of an indicator of impairment. Our operations are organized by management into operating segments by line of business and geography. We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations which includes our investment in PTS and other investments. We have determined that the dealerships in each of our operating segments within the Retail Automotive reportable segment are components that were aggregated into two reporting units for the purpose of goodwill impairment testing as of October 1, 2025, as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and/or used vehicles, service, parts, and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals), and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The reporting units are United States Retail Automotive and International Retail Automotive. Our Retail Commercial Truck reportable segment has been determined to represent one operating segment and reporting unit. The goodwill included in our Other reportable segment relates primarily to our commercial vehicle distribution operating segment. There is no goodwill recorded in our Non-Automotive Investments reportable segment.
For reporting units within our Retail Automotive, Retail Commercial Truck, and Other reportable segments, we prepared a quantitative assessment of the carrying value of goodwill. We estimated the fair value of our reporting units using an income approach. The income approach measures fair value by discounting expected future cash flows at a weighted average cost of capital. We also validate the fair value for each reporting unit using the income approach by calculating a cash earnings multiple and determining whether the multiple was reasonable compared to recent market transactions completed by the Company or in the industry. As part of that assessment, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization as of the assessment date. We believe this reconciliation process is consistent with a market participant perspective. This consideration would also include a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest and other significant assumptions, including revenue growth, terminal growth rates, EBITDA margin, and the weighted average cost of capital.
Based on our assessment as of October 1, 2025, and in conjunction with our fourth quarter annual forecasting process for 2026 which impacts key assumptions used in our goodwill impairment assessment, we concluded that for each of our reporting units that the fair values were more likely than not greater than their carrying values. As a result, we had no goodwill impairment charges in 2025. We also had no goodwill impairment charges in 2024.
For our other indefinite-lived intangible assets, we prepared a quantitative assessment as of October 1, 2025, by comparing the fair value to its carrying value. We estimated the fair value using an income approach, applying similar methodology as discussed above. In conjunction with the sale of a franchised dealership in the U.S. during 2025, we had $3.4 million of impairment charges relating to our other indefinite-lived intangible assets. We also had $1.8 million of impairment charges relating to our other indefinite-lived intangible assets during 2024.
Tax Developments
Global Minimum Tax
The Organization for Economic Co-operation and Development (“OECD”), an international association of thirty-eight countries including the United States, has proposed reform of international taxation known as Pillar Two, which imposes a global minimum corporate income tax rate of 15% on multinational companies. In December 2022, the European Union (“EU”) Member States formally adopted a directive that implements the OECD Pillar Two framework, which is expected to be enacted into the national laws of the EU member states. Certain countries in which we operate have enacted legislation to adopt the Pillar Two framework effective for the Company for the calendar year 2024. Several other countries are also considering changes to their local tax laws to implement this framework in the future. We expect the enacted Pillar Two legislation to increase tax compliance obligations; however, we do not anticipate any monetary impact from any Pillar Two legislation as all of the jurisdictions in which we operate currently have and are expected to have an effective tax rate greater than the minimum threshold of 15%. We will continue to monitor new guidance in this area including proposed and enacted legislative changes as further information becomes available.
One Big Beautiful Bill Act
On July 4, 2025, H.R. 1, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), was signed into law. The OBBBA reinstates 100% bonus depreciation for qualified property placed in service after January 19, 2025. This provision allows for immediate expensing for income tax purposes of the full cost of eligible tangible assets, including certain machinery, equipment and building improvements, which will benefit the tax treatment of PTS vehicle purchases. The bill also provides certain consumers with a tax deduction for the interest on loans for certain U.S.-assembled vehicles and eliminated federal EV tax credits for vehicles purchased or leased after September 30, 2025. Further, the OBBBA has effectively eliminated fines for automotive manufacturers who fail to meet federal fuel efficiency standards for vehicles dating back to model year 2022, which is expected to result in significant savings for vehicle manufacturers. The expiration of the EV tax credit noted above at the end of September 2025 positively impacted sales of EVs in third quarter, while negatively impacting sales of EVs in the fourth quarter. While we expect lower new U.S. EV sales as a result of the elimination of the EV tax credits, we continue to evaluate additional impact of the OBBBA on our consolidated financial statements and any cash flow implications.
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
On November 19, 2025, we acquired PMG from a commonly controlled affiliate, which was accounted for as a transaction between entities under common control. Accordingly, our consolidated financial statements and related notes have been retrospectively recast for all historical comparative periods presented to include the operations of PMG as if the entities had been combined since the beginning of the earliest period presented. Furthermore, the assets and liabilities of PMG were recognized at the historical carrying amounts, and the difference between the consideration transferred and the carrying value of the net assets received was recorded to equity within retained earnings.
This change in reporting particularly impacts our reporting of income tax. Historically, PMG was treated as a pass-through partnership for income tax purposes and therefore did not record income tax expense in its stand-alone financial statements. Because we have retrospectively recast prior periods to include PMG as if it had always been part of our consolidated reporting, those historical periods do not reflect federal and state income taxes that would have been incurred had PMG been included in our taxable consolidated group. Beginning on the acquisition date, the results of PMG are included in our consolidated federal and state income tax filings and therefore are subject to income tax. As a result, period-over-period comparisons of net income and earnings per share may not be directly comparable due to the change in tax status of PMG.

Our results for 2025 include a gain of $52.3 million from the sale of a retail automotive franchise in the U.S., resulting in an after-tax gain of $38.9 million, or $0.58 per share. This gain was partially offset by impairments and other charges in 2025 of $32.5 million (none of which was individually material), resulting in an after-tax expense of $26.3 million, or $0.39 per share. This resulted in a net after-tax gain of $12.6 million, or $0.19 per share. Our results for 2023 include a goodwill impairment charge of $40.7 million (before and after tax), or $0.60 per share, relating to our former Used Vehicle Dealerships International reporting unit.
Retail Automotive Dealership New Vehicle Data
(In millions, except unit and per unit amounts)

			2025 vs. 2024				2024 vs. 2023
New Vehicle Data	2025	2024	Change	% Change	2024	2023	Change	% Change
New retail unit sales (excluding agency)	215,536	224,356	(8,820)	(3.9)%	224,356	217,471	6,885	3.2%
Same-store new retail unit sales (excluding agency)	206,331	213,249	(6,918)	(3.2)%	211,730	214,338	(2,608)	(1.2)%
New agency unit sales	43,966	40,548	3,418	8.4%	40,548	32,672	7,876	24.1%
Same-store new agency unit sales	43,966	37,871	6,095	16.1%	34,740	29,645	5,095	17.2%
New sales revenue	$12,855.4	$12,960.6	$(105.2)	(0.8)%	$12,960.6	$12,186.6	$774.0	6.4%
Same-store new sales revenue	$12,308.2	$12,359.9	$(51.7)	(0.4)%	$12,189.2	$12,012.9	$176.3	1.5%
New retail sales revenue per unit (excluding agency)	$59,127	$57,342	$1,785	3.1%	$57,342	$55,722	$1,620	2.9%
Same-store new retail sales revenue per unit (excluding agency)	$59,114	$57,532	$1,582	2.7%	$57,177	$55,747	$1,430	2.6%
Gross profit — new	$1,161.0	$1,231.8	$(70.8)	(5.7)%	$1,231.8	$1,334.4	$(102.6)	(7.7)%
Same-store gross profit — new	$1,108.4	$1,176.4	$(68.0)	(5.8)%	$1,149.5	$1,313.7	$(164.2)	(12.5)%
Average gross profit per new vehicle (excluding agency)	$4,920	$5,098	$(178)	(3.5)%	$5,098	$5,848	$(750)	(12.8)%
Same-store average gross profit per new vehicle (excluding agency)	$4,886	$5,123	$(237)	(4.6)%	$5,072	$5,857	$(785)	(13.4)%
Gross margin % — new	9.0%	9.5%	(0.5)%	(5.3)%	9.5%	10.9%	(1.4)%	(12.8)%
Same-store gross margin % — new	9.0%	9.5%	(0.5)%	(5.3)%	9.4%	10.9%	(1.5)%	(13.8)%
Units
Retail unit deliveries of new vehicles decreased from 2024 to 2025 due to a 4,579 unit decrease from net dealership dispositions, coupled with an 823 unit, or 0.3%, decrease in same-store new retail unit deliveries. Same-store retail units delivered increased 2.2% in the U.S. and decreased 3.9% internationally. Overall, new retail unit deliveries increased 1.4% in the U.S. and decreased 7.0% internationally. We believe the increase in same-store retail unit sales in the U.S. is primarily due to continued strong consumer demand throughout the year, increased EV sales in the U.S. due to the expiration of certain tax credits during the third quarter, and an improved economic environment, including lower interest rates. We believe the decrease in same-store retail unit deliveries internationally is primarily due to a comparative decrease in the sale of premium-branded vehicles across the U.K. driven by macroeconomic pressures from inflation, as well as higher business and consumer-related taxes and fees, including increased emissions-based charges on higher-emission vehicles, increased market share of Chinese manufacturers which represent a small portion of our overall U.K. sales, and lower availability of certain products from select manufacturers.
Retail unit deliveries of new vehicles increased from 2023 to 2024 due to a 12,274 unit increase from net dealership acquisitions, coupled with a 2,487 unit, or 1.0%, increase in same-store new retail unit deliveries. Same-store retail units delivered increased 2.3% in the U.S. and decreased 1.0% internationally. Overall, new retail unit deliveries increased 4.2% in the U.S. and increased 8.4% internationally. We believe the increase in same-store retail unit sales in the U.S. is primarily due to continued consumer demand for new vehicles and increasing new vehicle availability, coupled with the pent-up demand resulting from lower vehicle availability in prior years. We believe the decrease in same-store unit sales internationally is primarily due to a decline in sales of certain premium brand sales in the U.K. driven in part by a decline in retail and private registrations in lieu of fleet sales.
Revenues
New vehicle sales revenue decreased from 2024 to 2025 due to a $53.5 million decrease from net dealership dispositions, coupled with a $51.7 million, or 0.4%, decrease in same-store revenues. Excluding $121.6 million of favorable foreign currency fluctuations, same-store new revenue decreased 1.4%. Same-store revenue (excluding agency) decreased due to the decrease in same-store new retail unit sales, which decreased revenue by $398.0 million, partially offset by a $1,582 per unit increase in same-store comparative average retail selling price (including a $571 per retail unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $326.4 million. We believe the increase in same-store comparative average retail selling price (excluding agency) is primarily due to the increased costs of acquiring vehicles from the manufacturer due to the impact from tariffs and a change in mix of products sold, including the sale of more hybrids and electric vehicles, coupled with the transition to the agency model for MINI brand in the U.K., which increased average retail selling price.
New vehicle sales revenue increased from 2023 to 2024 due to a $597.7 million increase from net dealership acquisitions, coupled with a $176.3 million, or 1.5%, increase in same-store revenues. Excluding $75.3 million of favorable foreign currency fluctuations, same-store new revenue increased 0.8%. Same-store revenue (excluding agency) increased due to a $1,430 per unit increase in same-store comparative average retail selling price (including a $347 per retail unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $302.8 million, partially offset by the decrease in same-store new retail unit sales (excluding agency), which decreased revenue by $145.4 million. We believe the increase in same-store comparative average retail selling price (excluding agency) is primarily due to changes in the mix of higher-priced units sold and the increased costs of acquiring vehicles from the manufacturer.
Gross Profit
Retail gross profit from new vehicle sales decreased from 2024 to 2025 due to a $68.0 million, or 5.8%, decrease in same-store gross profit, coupled with a $2.8 million decrease from net dealership dispositions. Excluding $13.2 million of favorable foreign currency fluctuations, same-store gross profit decreased 6.9%. Same-store gross profit (excluding agency) decreased due to a $237 per unit decrease in same-store comparative average gross profit (despite a $48 per retail unit increase attributable to favorable foreign currency fluctuations), which decreased gross profit by $48.9 million, coupled with the decrease in same-store new retail sales, which decreased retail gross profit by $35.4 million. We believe the decrease in same-store comparative average retail gross profit per unit (excluding agency) is primarily due to a change in the brand mix of units sold, coupled with increased EV sales in the U.S. due to the expiration of certain tax credits during the third quarter, and vehicle affordability considerations.
Retail gross profit from new vehicle sales decreased from 2023 to 2024 due to a $164.2 million, or 12.5%, decrease in same-store gross profit, partially offset by a $61.6 million increase from net dealership acquisitions. Excluding $7.2 million of favorable foreign currency fluctuations, same-store gross profit decreased 13.0%. Same-store gross profit (excluding agency) decreased due to a $785 per unit decrease in same-store comparative average gross profit (despite a $25 per retail unit increase attributable to favorable foreign currency fluctuations), which decreased gross profit by $166.2 million, coupled with the decrease in same-store new retail sales (excluding agency), which decreased retail gross profit by $15.3 million. We believe the decrease in same-store comparative average retail gross profit per unit (excluding agency) is primarily due to an improved supply of many of the new vehicles we sell and the mix of sales. We believe the resulting compression on gross margin is due to higher gross profit realized in the prior year as vehicle supply was constrained, coupled with affordability challenges and a more competitive environment due to higher supply of vehicles as our days' supply increased to 49 from 39 as of December 31, 2024, and 2023, respectively.

Retail Automotive Dealership Used Vehicle Data
(In millions, except unit and per unit amounts)

			2025 vs. 2024				2024 vs. 2023
Used Vehicle Data	2025	2024	Change	% Change	2024	2023	Change	% Change
Used retail unit sales	226,301	255,228	(28,927)	(11.3)%	255,228	264,905	(9,677)	(3.7)%
Same-store used retail unit sales	218,702	238,402	(19,700)	(8.3)%	233,379	244,336	(10,957)	(4.5)%
Used retail sales revenue	$8,941.1	$9,040.0	$(98.9)	(1.1)%	$9,040.0	$9,167.8	$(127.8)	(1.4)%
Same-store used retail sales revenue	$8,590.9	$8,548.9	$42.0	0.5%	$8,308.7	$8,677.1	$(368.4)	(4.2)%
Used retail sales revenue per unit	$39,510	$35,420	$4,090	11.5%	$35,420	$34,608	$812	2.3%
Same-store used retail sales revenue per unit	$39,281	$35,859	$3,422	9.5%	$35,602	$35,513	$89	0.3%
Gross profit — used	$469.2	$465.4	$3.8	0.8%	$465.4	$442.5	$22.9	5.2%
Same-store gross profit — used	$448.5	$446.7	$1.8	0.4%	$429.1	$427.9	$1.2	0.3%
Average gross profit per used vehicle retailed	$2,074	$1,824	$250	13.7%	$1,824	$1,670	$154	9.2%
Same-store average gross profit per used vehicle retailed	$2,051	$1,874	$177	9.4%	$1,839	$1,750	$89	5.1%
Gross margin % — used	5.2%	5.1%	0.1%	2.0%	5.1%	4.8%	0.3%	6.3%
Same-store gross margin % — used	5.2%	5.2%	—%	—%	5.2%	4.9%	0.3%	6.1%
Units
Retail unit sales of used vehicles decreased from 2024 to 2025 due to a 19,700 unit, or 8.3%, decrease in same-store used retail unit sales, coupled with a 9,227 unit decrease from net dealership acquisitions/dispositions. Our same-store units decreased 1.7% in the U.S. and decreased 14.6% internationally. Overall, our used units decreased 2.2% in the U.S. and decreased 19.7% internationally. Same-store unit sales were impacted by the transition of our U.K. CarShop locations to Sytner Select dealerships during the third quarter 2024 which sell fewer units. Excluding the decrease of 14,001 units across the U.K. Sytner Select dealerships, same-store used retail unit sales of used vehicles decreased by 5,699 units. Excluding the U.K. Sytner Select dealerships from both periods, used vehicles retailed decreased 5.1% internationally and decreased 3.5% overall and same-store used units decreased 4.1% internationally and decreased 2.7% overall. We also believe the decrease in same-store retail sales of used units was impacted by affordability concerns, limited availability of lower mileage, higher quality used vehicles, and comparatively fewer lease returns primarily in the U.S.
Retail unit sales of used vehicles decreased from 2023 to 2024 due to a 10,957 unit, or 4.5%, decrease in same-store used retail unit sales, partially offset by a 1,280 unit increase from net dealership acquisitions. Excluding the decrease of 11,758 units across the U.K. Sytner Select dealerships, same-store used retail unit sales of used vehicles increased by 801 units. Our same-store units increased 1.5% in the U.S. and decreased 10.1% internationally. Overall, our used units increased 2.2% in the U.S. and decreased 8.5% internationally. Same-store unit sales are being impacted by the transition of our U.K. CarShop locations to Sytner Select dealerships as well as a lower supply of lower mileage, higher quality used vehicles due to the fewer number of new vehicles sold in recent years and lower lease returns particularly in the U.S. Excluding the U.K. Sytner Select dealerships from both periods, used vehicles retailed increased 7.4% internationally and increased 4.4% overall and same-store used units decreased 1.2% internationally and increased 0.4% overall.
Revenues
Used vehicle retail sales revenue decreased from 2024 to 2025 due to a $140.9 million decrease from net dealership acquisitions/dispositions, partially offset by a $42.0 million, or 0.5%, increase in same-store revenues. Excluding $138.4 million of favorable foreign currency fluctuations, same-store used retail revenue decreased 1.1%. The increase in same-store revenue is due to a $3,422 per unit increase in same-store comparative average selling price (including a $633 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $748.4 million, partially offset by the decrease in same-store used retail unit sales, which decreased revenue by $706.4 million. We believe the increase in same-store comparative average selling price is primarily due to the transition of our former U.K. CarShop locations to Sytner Select dealerships, coupled with lower availability of used vehicles which contributed to higher used vehicle pricing.
Used vehicle retail sales revenue decreased from 2023 to 2024 due to a $368.4 million, or 4.2%, decrease in same-store revenues, partially offset by a $240.6 million increase from net dealership acquisitions. Excluding $105.5 million of favorable foreign currency fluctuations, same-store used retail revenue decreased 5.5%. The decrease in same-store revenue is due to the decrease in same-store used retail unit sales, which decreased revenue by $389.2 million, partially offset by an $89 per unit increase in same-store comparative average selling price (including a $452 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $20.8 million. We believe the decrease in same-store comparative average selling price, excluding favorable foreign currency, is primarily due to a decrease in used vehicle acquisition costs.
Gross Profit
Retail gross profit from used vehicle sales increased from 2024 to 2025 due to a $2.0 million increase from net dealership acquisitions/dispositions, coupled with a $1.8 million, or 0.4%, increase in same-store gross profit. Excluding $7.0 million of favorable foreign currency fluctuations, same-store gross profit decreased 1.2%. The increase in same-store gross profit is due to a $177 per unit increase in same-store comparative average gross profit (including a $32 per unit increase attributable to favorable foreign currency fluctuations), which increased gross profit by $38.7 million, partially offset by the decrease in same-store used retail unit sales, which decreased gross profit by $36.9 million. We believe the increase in same-store comparative average gross profit per unit is primarily due to a change in inventory management strategy internationally and the transition of our U.K. CarShop locations to Sytner Select dealerships.
Retail gross profit from used vehicle sales increased from 2023 to 2024 due to a $21.7 million increase from net dealership acquisitions, coupled with a $1.2 million, or 0.3%, increase in same-store gross profit. Excluding $4.8 million of favorable foreign currency fluctuations, same-store gross profit decreased 0.8%. The increase in same-store gross profit is due to an $89 per unit increase in same-store comparative average gross profit (including a $21 per unit increase attributable to favorable foreign currency fluctuations), which increased gross profit by $20.8 million, partially offset by the decrease in same-store used retail unit sales, which decreased gross profit by $19.6 million. We believe the increase in same-store comparative average gross profit per unit is primarily due to the transition of our U.K. CarShop locations to Sytner Select dealerships which improved our selection of more profitable vehicles.
Retail Automotive Dealership Finance and Insurance Data
(In millions, except unit and per unit amounts)

			2025 vs. 2024				2024 vs. 2023
Finance and Insurance Data	2025	2024	Change	% Change	2024	2023	Change	% Change
Total retail unit sales	441,837	479,584	(37,747)	(7.9)%	479,584	482,376	(2,792)	(0.6)%
Total same-store retail unit sales	425,033	451,651	(26,618)	(5.9)%	445,109	458,674	(13,565)	(3.0)%
Total agency unit sales	43,966	40,548	3,418	8.4%	40,548	32,672	7,876	24.1%
Total same-store agency unit sales	43,966	37,871	6,095	16.1%	34,740	29,645	5,095	17.2%
Finance and insurance revenue	$816.5	$841.0	$(24.5)	(2.9)%	$841.0	$869.9	$(28.9)	(3.3)%
Same-store finance and insurance revenue	$797.4	$804.2	$(6.8)	(0.8)%	$802.7	$839.5	$(36.8)	(4.4)%
Finance and insurance revenue per unit (excluding agency)	$1,812	$1,724	$88	5.1%	$1,724	$1,782	$(58)	(3.3)%
Same-store finance and insurance revenue per unit (excluding agency)	$1,861	$1,771	$90	5.1%	$1,794	$1,829	$(35)	(1.9)%
Finance and insurance revenue decreased from 2024 to 2025 due to a $17.7 million decrease from net dealership dispositions, coupled with a $6.8 million, or 0.8%, decrease in same-store revenue. Excluding $8.0 million of favorable foreign currency fluctuations, same-store finance and insurance revenue decreased 1.8%. Same-store revenue (excluding agency) decreased due to the decrease in combined same-store new and used retail unit sales, which decreased revenue by $47.1 million, partially offset by a $90 per unit increase in same-store comparative average finance and insurance retail revenue (including an $18 per retail unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $38.3 million. Same-store finance and insurance revenue per unit (excluding agency) increased 1.2% in the U.S. and increased 10.9% in the U.K. We believe the increase in same-store finance and insurance revenue per unit (excluding agency) is primarily due to the increase in average selling price of both new and used vehicles, as well as improved finance and insurance product offerings and availability internationally.
Finance and insurance revenue decreased from 2023 to 2024 due to a $36.8 million, or 4.4%, decrease in same-store revenue, partially offset by a $7.9 million increase from net dealership acquisitions. Excluding $6.9 million of favorable foreign currency fluctuations, same-store finance and insurance revenue decreased 5.2%. Same-store revenue (excluding agency) decreased due to the decrease in combined same-store new and used retail unit sales, which decreased revenue by $24.8 million, coupled with a $35 per unit decrease in same-store comparative average finance and insurance retail revenue (despite a $15 per retail unit increase attributable to favorable foreign currency fluctuations), which decreased revenue by $15.6 million. Same-store finance and insurance revenue per unit (excluding agency) decreased 0.6% in the U.S. and decreased 6.6% in the U.K. We believe the decrease in same-store finance and insurance revenue per unit (excluding agency) is primarily due to high interest rates impacting overall customer affordability, coupled with an increase in lease penetration in the U.S. and the increase in fleet transactions in the U.K. which limits our finance and insurance product sale opportunities.
Retail Automotive Dealership Service and Parts Data
(In millions)

			2025 vs. 2024				2024 vs. 2023
Service and Parts Data	2025	2024	Change	% Change	2024	2023	Change	% Change
Service and parts revenue	$3,377.9	$3,182.8	$195.1	6.1%	$3,182.8	$2,863.2	$319.6	11.2%
Same-store service and parts revenue	$3,248.0	$3,083.5	$164.5	5.3%	$2,992.1	$2,819.8	$172.3	6.1%
Gross profit — service and parts	$1,973.8	$1,847.5	$126.3	6.8%	$1,847.5	$1,679.3	$168.2	10.0%
Same-store service and parts gross profit	$1,907.5	$1,787.1	$120.4	6.7%	$1,750.3	$1,651.0	$99.3	6.0%
Gross margin % — service and parts	58.4%	58.0%	0.4%	0.7%	58.0%	58.7%	(0.7)%	(1.2)%
Same-store service and parts gross margin %	58.7%	58.0%	0.7%	1.2%	58.5%	58.6%	(0.1)%	(0.2)%
Revenues
Service and parts revenue increased from 2024 to 2025, with an increase of 6.1% in the U.S. and an increase of 6.1% internationally. The increase in service and parts revenue is due to a $164.5 million, or 5.3%, increase in same-store revenues, coupled with a $30.6 million increase from net dealership acquisitions. Excluding $37.1 million of favorable foreign currency fluctuations, same-store revenue increased 4.1%. The increase in same-store revenue is due to a $100.9 million, or 4.6%, increase in customer pay revenue, a $62.5 million, or 9.4%, increase in warranty revenue, and a $1.1 million, or 0.5%, increase in vehicle preparation and body shop revenue. We believe the increase in same-store revenue is primarily due to vehicles remaining on the road longer due to affordability considerations and increasing vehicle complexity, as well as increases in effective labor rates, the retail cost of parts due to inflation, and additional warranty opportunities due to manufacturer recalls.
Service and parts revenue increased from 2023 to 2024, with an increase of 7.4% in the U.S. and an increase of 18.4% internationally. The increase in service and parts revenue is due to a $172.3 million, or 6.1%, increase in same-store revenues, coupled with a $147.3 million increase from net dealership acquisitions. Excluding $19.3 million of favorable foreign currency fluctuations, same-store revenue increased 5.2%. The increase in same-store revenue is due to an $88.2 million, or 15.8%, increase in warranty revenue, a $76.1 million, or 3.7%, increase in customer pay revenue, and an $8.0 million, or 3.9%, increase in vehicle preparation and body shop revenue. We believe the increase in same-store revenue is primarily due to vehicles remaining on the road longer due to affordability considerations and increasing vehicle complexity, as well as increases in effective labor rates, repair orders, the retail cost of parts due to inflation, and additional warranty opportunities due to manufacturer recalls.
Gross Profit
Service and parts gross profit increased from 2024 to 2025 due to a $120.4 million, or 6.7%, increase in same-store gross profit, coupled with a $5.9 million increase from net dealership acquisitions. Excluding $20.0 million of favorable foreign currency fluctuations, same-store gross profit increased 5.6%. The increase in same-store gross profit is due to the increase in same-store revenues, which increased gross profit by $96.6 million, coupled with a 0.7% increase in same-store gross margin from 58.0% to 58.7%, which increased gross profit by $23.8 million. The increase in same-store gross profit is due to a $60.0 million, or 5.8%, increase in customer pay gross profit, a $38.2 million, or 10.7%, increase in warranty gross profit, and a $22.2 million, or 5.7%, increase in vehicle preparation and body shop gross profit. We believe the increase in gross margin is primarily due to a change in the mix of warranty and customer pay, coupled with an increase in the effective labor rate.
Service and parts gross profit increased from 2023 to 2024 due to a $99.3 million, or 6.0%, increase in same-store gross profit, coupled with a $68.9 million increase from net dealership acquisitions. Excluding $11.6 million of favorable foreign currency fluctuations, same-store gross profit increased 5.3%. The increase in same-store gross profit is primarily due to the increase in same-store revenues, which increased gross profit by $100.8 million, partially offset by a 0.1% decrease in same-store gross margin, which decreased gross profit by $1.5 million. The increase in same-store gross profit is due to a $47.6 million, or 15.8%, increase in warranty gross profit, a $38.6 million, or 3.9%, increase in customer pay gross profit, and a $13.1 million, or 3.5%, increase in vehicle preparation and body shop gross profit. However, we believe the decrease in gross margin is primarily due to a shift in sales mix in the U.K. from customer pay to warranty, which typically has a lower gross margin, coupled with an increase in the effective labor rate.
Retail Commercial Truck Dealership Data
(In millions, except unit and per unit amounts)

			2025 vs. 2024				2024 vs. 2023
New Commercial Truck Data	2025	2024	Change	% Change	2024	2023	Change	% Change
New retail unit sales	15,709	16,923	(1,214)	(7.2)%	16,923	18,242	(1,319)	(7.2)%
Same-store new retail unit sales	14,580	16,362	(1,782)	(10.9)%	15,856	17,876	(2,020)	(11.3)%
New retail sales revenue	$2,252.5	$2,359.5	$(107.0)	(4.5)%	$2,359.5	$2,480.2	$(120.7)	(4.9)%
Same-store new retail sales revenue	$2,072.7	$2,272.6	$(199.9)	(8.8)%	$2,196.6	$2,424.0	$(227.4)	(9.4)%
New retail sales revenue per unit	$143,389	$139,428	$3,961	2.8%	$139,428	$135,959	$3,469	2.6%
Same-store new retail sales revenue per unit	$142,159	$138,896	$3,263	2.3%	$138,537	$135,603	$2,934	2.2%
Gross profit — new	$129.7	$155.9	$(26.2)	(16.8)%	$155.9	$148.2	$7.7	5.2%
Same-store gross profit — new	$117.8	$148.6	$(30.8)	(20.7)%	$142.5	$142.9	$(0.4)	(0.3)%
Average gross profit per new truck retailed	$8,256	$9,214	$(958)	(10.4)%	$9,214	$8,126	$1,088	13.4%
Same-store average gross profit per new truck retailed	$8,079	$9,083	$(1,004)	(11.1)%	$8,985	$7,996	$989	12.4%
Gross margin % — new	5.8%	6.6%	(0.8)%	(12.1)%	6.6%	6.0%	0.6%	10.0%
Same-store gross margin % — new	5.7%	6.5%	(0.8)%	(12.3)%	6.5%	5.9%	0.6%	10.2%
Units
Retail unit sales of new trucks decreased from 2024 to 2025 due to a 1,782 unit, or 10.9%, decrease in same-store new retail unit sales, partially offset by a 568 unit increase from net dealership acquisitions. We believe the decrease in same-store unit sales is due to lower demand for commercial trucks related to the prolonged recessionary freight rate environment, coupled with manufacturer price increases and delayed consumer purchase decisions in light of emissions regulatory uncertainty.
Retail unit sales of new trucks decreased from 2023 to 2024 due to a 2,020 unit, or 11.3%, decrease in same-store new retail unit sales, partially offset by a 701 unit increase from net dealership acquisitions. We believe the decrease in same-store unit sales is primarily due to the unusually high number of deliveries in 2023 resulting from production timing and delivery delays throughout 2022 caused by manufacturer supply chain challenges and the prolonged recessionary freight rate environment, partially offset by replacement demand for medium- and heavy-duty trucks.
Revenues
New commercial truck retail sales revenue decreased from 2024 to 2025 due to a $199.9 million, or 8.8%, decrease in same-store revenues, partially offset by a $92.9 million increase from net dealership acquisitions. The decrease in same-store revenue is due to the decrease in same-store new retail unit sales, which decreased revenue by $247.5 million, partially offset by a $3,263 per unit increase in same-store comparative average selling price, which increased revenue by $47.6 million. We believe the increase in same-store comparative average selling price is primarily due to manufacturer price increases, in part due to tariffs.
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
Gross Profit
New commercial truck retail gross profit decreased from 2024 to 2025 due to a $30.8 million, or 20.7%, decrease in same-store gross profit, partially offset by a $4.6 million increase from net dealership acquisitions. The decrease in same-store gross profit is due to the decrease in same-store new retail unit sales, which decreased gross profit by $16.2 million, coupled with a $1,004 per unit decrease in same-store comparative average gross profit, which decreased gross profit by $14.6 million. We believe the decrease in same-store comparative average gross profit per unit is primarily due to a shift in the sales mix toward sales to larger fleets, coupled with the prolonged recessionary freight rate environment.
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

			2025 vs. 2024				2024 vs. 2023
Used Commercial Truck Data	2025	2024	Change	% Change	2024	2023	Change	% Change
Used retail unit sales	3,241	3,628	(387)	(10.7)%	3,628	3,138	490	15.6%
Same-store used retail unit sales	3,148	3,593	(445)	(12.4)%	3,498	3,109	389	12.5%
Used retail sales revenue	$228.7	$227.0	$1.7	0.7%	$227.0	$229.9	$(2.9)	(1.3)%
Same-store used retail sales revenue	$222.7	$224.6	$(1.9)	(0.8)%	$217.8	$228.3	$(10.5)	(4.6)%
Used retail sales revenue per unit	$70,574	$62,580	$7,994	12.8%	$62,580	$73,263	$(10,683)	(14.6)%
Same-store used retail sales revenue per unit	$70,742	$62,501	$8,241	13.2%	$62,277	$73,428	$(11,151)	(15.2)%
Gross profit — used	$16.6	$16.7	$(0.1)	(0.6)%	$16.7	$19.6	$(2.9)	(14.8)%
Same-store gross profit — used	$16.0	$16.5	$(0.5)	(3.0)%	$17.1	$19.7	$(2.6)	(13.2)%
Average gross profit per used truck retailed	$5,129	$4,612	$517	11.2%	$4,612	$6,251	$(1,639)	(26.2)%
Same-store average gross profit per used truck retailed	$5,088	$4,586	$502	10.9%	$4,885	$6,331	$(1,446)	(22.8)%
Gross margin % — used	7.3%	7.4%	(0.1)%	(1.4)%	7.4%	8.5%	(1.1)%	(12.9)%
Same-store gross margin % — used	7.2%	7.3%	(0.1)%	(1.4)%	7.9%	8.6%	(0.7)%	(8.1)%
Units
Retail unit sales of used trucks decreased from 2024 to 2025 due to a 445 unit, or 12.4%, decrease in same-store retail unit sales, partially offset by a 58 unit increase from net dealership acquisitions. We believe the decrease in same-store unit sales is primarily due to challenges in sourcing lower mileage, higher quality used trucks for sale, coupled with lower demand due to the prolonged recessionary freight rate environment.
Retail unit sales of used trucks increased from 2023 to 2024 due to a 389 unit, or 12.5%, increase in same-store retail unit sales, coupled with a 101 unit increase from net dealership acquisitions/dispositions. We believe the increase in same-store unit sales is primarily due to the increase in availability and affordability of used trucks when compared with the prior year period.
Revenues
Used commercial truck retail sales revenue increased from 2024 to 2025 due to a $3.6 million increase from net dealership acquisitions, partially offset by a $1.9 million, or 0.8%, decrease in same-store revenues. The decrease in same-store revenue is due to the decrease in same-store used retail unit sales, which decreased revenue by $27.8 million, partially offset by an $8,241 per unit increase in same-store comparative average selling price, which increased revenue by $25.9 million. We believe the increase in same-store comparative average selling price is primarily due to the limited availability of lower mileage, higher quality used trucks available for sale.
Used commercial truck retail sales revenue decreased from 2023 to 2024 due to a $10.5 million, or 4.6%, decrease in same-store revenues, partially offset by a $7.6 million increase from net dealership acquisitions/dispositions. The decrease in same-store revenue is due to an $11,151 per unit decrease in same-store comparative average selling price, which decreased revenue by $34.7 million, partially offset by the increase in same-store used retail unit sales, which increased revenue by $24.2 million. We believe the decrease in same-store comparative average selling price is primarily due to the declining value of used trucks, as a result of the prolonged recessionary freight rate environment and improved availability of new trucks when compared to the prior year period.

Gross Profit
Used commercial truck retail gross profit decreased from 2024 to 2025 primarily due to a $0.5 million, or 3.0%, decrease in same-store gross profit, partially offset by a $0.4 million increase from net dealership acquisitions. The decrease in same-store gross profit is due to the decrease in same-store used retail unit sales, which decreased gross profit by $2.1 million, partially offset by a $502 per unit increase in same-store comparative average gross profit, which increased gross profit by $1.6 million. We believe the increase in same-store comparative average gross profit per unit is primarily due to the limited availability of lower mileage, higher quality used trucks available for sale and the mix of higher priced used units sold.
Used commercial truck retail gross profit decreased from 2023 to 2024 primarily due to a $2.6 million, or 13.2%, decrease in same-store gross profit, coupled with a $0.3 million decrease from net dealership acquisitions/dispositions. The decrease in same-store gross profit is due to a $1,446 per unit decrease in same-store comparative average gross profit, which decreased gross profit by $4.5 million, partially offset by the increase in same-store used retail unit sales, which increased gross profit by $1.9 million. We believe the decrease in same-store comparative average gross profit per unit is primarily due to the decreased value of used trucks over the prior year, as a result of the prolonged recessionary freight rate environment when compared to the prior year period.

			2025 vs. 2024				2024 vs. 2023
Service and Parts Data	2025	2024	Change	% Change	2024	2023	Change	% Change
Service and parts revenue	$892.4	$886.3	$6.1	0.7%	$886.3	$907.3	$(21.0)	(2.3)%
Same-store service and parts revenue	$857.8	$862.8	$(5.0)	(0.6)%	$826.1	$881.3	$(55.2)	(6.3)%
Gross profit — service and parts	$369.0	$380.3	$(11.3)	(3.0)%	$380.3	$383.6	$(3.3)	(0.9)%
Same-store service and parts gross profit	$353.4	$369.0	$(15.6)	(4.2)%	$355.2	$373.1	$(17.9)	(4.8)%
Gross margin % — service and parts	41.3%	42.9%	(1.6)%	(3.7)%	42.9%	42.3%	0.6%	1.4%
Same-store service and parts gross margin %	41.2%	42.8%	(1.6)%	(3.7)%	43.0%	42.3%	0.7%	1.7%
Revenues
Service and parts revenue increased from 2024 to 2025 due to an $11.1 million increase from net dealership acquisitions, partially offset by a $5.0 million, or 0.6%, decrease in same-store revenues. Customer pay work represented 78.8%, warranty represented 18.1%, and collision repair represented 3.1% of PTG's service and parts revenue. The decrease in same-store revenue is due to a $7.0 million, or 4.3%, decrease in warranty revenue, partially offset by a $1.9 million, or 0.3%, increase in customer pay revenue and a $0.1 million, or 0.1%, increase in body shop revenue. We believe the decrease in same-store service and parts revenue is primarily due to the prolonged recessionary freight rate environment.
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
Gross Profit
Service and parts gross profit decreased from 2024 to 2025 due to a $15.6 million, or 4.2%, decrease in same-store gross profit, partially offset by a $4.3 million increase from net dealership acquisitions. The decrease in same-store gross profit is due to a 1.6% decrease in same-store gross margin, which decreased gross profit by $13.5 million, coupled with the decrease in same-store revenues, which decreased gross profit by $2.1 million. The decrease in same-store gross profit is due to a $10.4 million, or 4.1%, decrease in customer pay gross profit, a $2.7 million, or 3.0%, decrease in warranty gross profit, and a $2.5 million, or 8.4%, decrease in body shop gross profit.

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
Commercial Vehicle Distribution and Other Data
(In millions, except unit amounts)

			2025 vs. 2024				2024 vs. 2023
Penske Australia Data	2025	2024	Change	% Change	2024	2023	Change	% Change
Commercial vehicle units (wholesale and retail)	1,173	1,421	(248)	(17.5)%	1,421	1,344	77	5.7%
Power systems units	1,198	1,251	(53)	(4.2)%	1,251	1,216	35	2.9%
Sales revenue	$922.6	$777.9	$144.7	18.6%	$777.9	$634.0	$143.9	22.7%
Gross profit	$192.3	$178.2	$14.1	7.9%	$178.2	$165.2	$13.0	7.9%
Penske Australia primarily distributes and services commercial vehicles, engines, and power systems. This business generated $922.6 million of revenue during 2025 compared to $777.9 million of revenue during 2024, an increase of 18.6%. This business also generated $192.3 million of gross profit during 2025 compared to $178.2 million of gross profit during 2024, an increase of 7.9%. Excluding $17.0 million of unfavorable foreign currency fluctuations, revenue increased 20.8% primarily due to an increase in higher value power generation units sold, including increases in defense and energy solutions, partially offset by a decrease in commercial vehicle units sold related to the decline in the Australian and New Zealand heavy-duty truck market. Excluding $4.1 million of unfavorable foreign currency fluctuations, gross profit increased 10.3% primarily due to an increase in higher value power generation units sold, including increases in defense and energy solutions, partially offset by a decrease in commercial vehicle units sold related to the decline in the Australian and New Zealand heavy-duty truck market.
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

Selling, General, and Administrative Data
(In millions)

			2025 vs. 2024				2024 vs. 2023
Selling, General, and Administrative Data	2025	2024	Change	% Change	2024	2023	Change	% Change
Personnel expense	$2,251.0	$2,212.1	$38.9	1.8%	$2,212.1	$2,143.4	$68.7	3.2%
Advertising expense	$132.9	$138.3	$(5.4)	(3.9)%	$138.3	$140.0	$(1.7)	(1.2)%
Rent & related expense	$448.8	$432.6	$16.2	3.7%	$432.6	$402.7	$29.9	7.4%
Other expense	$931.3	$902.7	$28.6	3.2%	$902.7	$867.6	$35.1	4.0%
Total SG&A expenses	$3,764.0	$3,685.7	$78.3	2.1%	$3,685.7	$3,553.7	$132.0	3.7%
Same-store SG&A expenses	$3,622.5	$3,536.5	$86.0	2.4%	$3,452.4	$3,459.9	$(7.5)	(0.2)%

Personnel expense as % of gross profit	43.1%	42.4%	0.7%	1.7%	42.4%	41.6%	0.8%	1.9%
Advertising expense as % of gross profit	2.5%	2.7%	(0.2)%	(7.4)%	2.7%	2.7%	—%	—%
Rent & related expense as % of gross profit	8.6%	8.3%	0.3%	3.6%	8.3%	7.8%	0.5%	6.4%
Other expense as % of gross profit	17.9%	17.2%	0.7%	4.1%	17.2%	16.9%	0.3%	1.8%
Total SG&A expenses as % of gross profit	72.1%	70.6%	1.5%	2.1%	70.6%	69.0%	1.6%	2.3%
Same-store SG&A expenses as % of same-store gross profit	72.1%	70.4%	1.7%	2.4%	70.2%	68.7%	1.5%	2.2%
Selling, general, and administrative expenses ("SG&A") increased from 2024 to 2025 due to an $86.0 million, or 2.4%, increase in same-store SG&A, partially offset by a $7.7 million decrease from net dealership dispositions. Excluding $35.9 million of unfavorable foreign currency fluctuations, same-store SG&A increased 1.4%. We believe the increase in SG&A expenses as a percentage of gross profit is primarily due to increases in personnel expenses, impairments and other charges (none of which was individually material), other general overhead expenses, as well as the prolonged recessionary freight rate environment on PTG's earnings.
Selling, general, and administrative expenses ("SG&A") increased from 2023 to 2024 due to a $139.5 million increase from net dealership acquisitions, partially offset by a $7.5 million, or 0.2%, decrease in same-store SG&A. Excluding $21.6 million of unfavorable foreign currency fluctuations, same-store SG&A decreased 0.8%. We believe the increase in SG&A as a percentage of gross profit is primarily due to increases in personnel expenses, rent expenses, customer service vehicle loaner expenses, and information technology expenses, relative to gross profit, in part due to inflation.
SG&A expenses as a percentage of total revenue were 11.8%, 11.6%, and 11.5% in 2025, 2024, and 2023, respectively, and as a percentage of gross profit were 72.1%, 70.6%, and 69.0%, in 2025, 2024, and 2023, respectively.
Depreciation
(In millions)

			2025 vs. 2024				2024 vs. 2023
	2025	2024	Change	% Change	2024	2023	Change	% Change
Depreciation	$172.3	$161.3	$11.0	6.8%	$161.3	$143.7	$17.6	12.2%
Depreciation increased from 2024 to 2025 due to a $10.5 million, or 6.7%, increase in same-store depreciation due to capital expenditures, coupled with a $0.5 million increase from net dealership acquisitions.
Depreciation increased from 2023 to 2024 due to a $12.4 million, or 8.9%, increase in same-store depreciation due to capital expenditures, coupled with a $5.2 million increase from net dealership acquisitions.

Floor Plan Interest Expense
(In millions)

			2025 vs. 2024				2024 vs. 2023
	2025	2024	Change	% Change	2024	2023	Change	% Change
Floor plan interest expense	$170.6	$193.1	$(22.5)	(11.7)%	$193.1	$135.3	$57.8	42.7%
Floor plan interest expense decreased from 2024 to 2025 due to a $24.9 million, or 13.7%, decrease in same-store floor plan interest expense, partially offset by a $2.4 million increase from net dealership acquisitions. The overall decrease is due to decreases in applicable rates, partially offset by increases in average amounts outstanding under floor plan arrangements due to increased levels of inventory.
Floor plan interest expense increased from 2023 to 2024 due to a $46.8 million, or 35.2%, increase in same-store floor plan interest expense, coupled with an $11.0 million increase from net acquisitions. The overall increase is due to increases in average amounts outstanding under floor plan arrangements due to increasing levels of inventory, coupled with increases in applicable rates throughout much of the year.
Other Interest Expense
(In millions)

			2025 vs. 2024				2024 vs. 2023
	2025	2024	Change	% Change	2024	2023	Change	% Change
Other interest expense	$91.6	$87.8	$3.8	4.3%	$87.8	$92.6	$(4.8)	(5.2)%
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
Equity in Earnings of Affiliates
(In millions)

			2025 vs. 2024				2024 vs. 2023
	2025	2024	Change	% Change	2024	2023	Change	% Change
Equity in earnings of affiliates	$192.9	$200.7	$(7.8)	(3.9)%	$200.7	$293.7	$(93.0)	(31.7)%
Equity in earnings of affiliates decreased from 2024 to 2025 due to a $5.2 million, or 2.6%, decrease in earnings from our investment in PTS, coupled with the decrease in earnings from our joint ventures primarily due to the sale of our 50% interest in certain German dealerships in the fourth quarter of 2024 and the sale of our 50% interest in our joint venture in Spain during the second quarter of 2025. We believe the decrease in our PTS equity earnings is primarily due to the prolonged recessionary freight rate environment, which negatively impacted demand for its transactional products. PTS has also been impacted by lower used vehicle pricing, resulting in lower gains from the sale of revenue earnings vehicles, partially offset by fleet reductions and cost reductions which improved operating profit.
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

Income Taxes
(In millions)

			2025 vs. 2024				2024 vs. 2023
	2025	2024	Change	% Change	2024	2023	Change	% Change
Income taxes	$325.8	$316.5	$9.3	2.9%	$316.5	$360.9	$(44.4)	(12.3)%
Income taxes increased from 2024 to 2025 despite a $26.2 million decrease in our pre-tax income compared to the prior year. Our effective tax rate was 25.78% during 2025 compared to 24.54% during 2024 primarily due to the annual refinement of U.S. and state tax provisional estimates and fluctuations in our geographic pre-tax income mix.
Income taxes decreased from 2023 to 2024 primarily due to a $185.2 million decrease in our pre-tax income compared to the prior year. Our effective tax rate was 24.54% during 2024 compared to 24.47% during 2023 primarily due to fluctuations in our geographic pre-tax income mix, coupled with an increase to the U.K. corporate tax rate in April 2023.
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
We have historically expanded our operations through organic growth and the acquisition of dealerships and other businesses. We believe that cash flow from operations, dividends and distributions from PTS and our joint venture investments, and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our existing operations and current commitments for at least the next twelve months, including the purchase of Lexus of Orlando and Lexus of Winter Park noted above. In the event that economic conditions are more severely impacted than we expect due to geo-political conditions, the impact of tariffs and non-tariff trade barriers, any pandemic or vehicle shortages resulting from supply chain difficulties, we pursue significant acquisitions or other expansion opportunities, pursue significant repurchases of our outstanding securities, or refinance or repay existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings, which sources of funds may not necessarily be available on terms acceptable to us, if at all. In addition, our liquidity could be negatively impacted in the event we fail to comply with the covenants under our various financing and operating agreements or in the event our floor plan financing is withdrawn. Future events, including acquisitions, divestitures, new or revised operating lease agreements, borrowings or repayments under our credit agreements and our floor plan arrangements, raising capital, and purchases or refinancing of our securities, may also impact our liquidity.
In October 2025, we filed an automatic shelf registration statement with the SEC that enables us to offer for sale, from time to time and as the capital markets permit, an unspecified amount of common stock, preferred stock, debt securities, warrants, subscription rights, depositary shares, stock purchase contracts, and units.
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
Refer to the disclosures provided in Part II, Item 8, Note 11 of the Notes to our Consolidated Financial Statements for a description of our off-balance sheet arrangements which includes a repurchase commitment related to our floor plan credit agreement with Daimler Truck Financial Services Australia and Daimler Financial Services New Zealand.

As of December 31, 2025, we had $64.7 million of cash available to fund our operations and capital commitments. In addition, we had an aggregate of approximately $1.5 billion available for borrowing under our U.S. credit agreement, U.K. credit agreement, the revolving mortgage facility through Toyota Motor Credit Corporation in the U.S., and other various credit facilities.
Securities Repurchases
From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, through a pre-arranged trading plan, pursuant to the terms of an accelerated share repurchase program, or by other means. We have historically implemented pre-arranged trading plans as part of our securities repurchase programs. These plans authorize share repurchases based on parameters outlined in the specific plan during periods when we otherwise would not trade in our securities, such as the period approaching the end of a quarter through our public announcement of earnings. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit agreement, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as general economic and industry conditions, the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions, dividends, the repayment of our existing indebtedness, and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. As of December 31, 2025, $247.5 million remained outstanding and available for repurchases under our securities repurchase program. This authority has no expiration. Refer to the disclosures provided in Part II, Item 8, Note 14 of the Notes to our Consolidated Financial Statements for a summary of shares repurchased during 2025.
Dividends
We paid the following cash dividends on our common stock in 2024 and 2025:
Per Share Dividends

2024

First Quarter	$0.87
Second Quarter	$0.96
Third Quarter	$1.07
Fourth Quarter	$1.19

2025

First Quarter	$1.22
Second Quarter	$1.26
Third Quarter	$1.32
Fourth Quarter	$1.38
We also announced a cash dividend of $1.40 per share, payable on March 5, 2026, to stockholders of record on February 25, 2026. While future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors, which may include our expectations regarding vehicle availability, the impact of recently announced tariffs, the rate of inflation, earnings, cash flow, capital requirements, restrictions relating to any then-existing indebtedness, financial condition, alternative uses of capital, and other factors, we currently expect to continue to pay comparable dividends in the future.
Vehicle Financing
Refer to the disclosures provided in Part II, Item 8, Note 9 of the Notes to our Consolidated Financial Statements for a detailed description of financing for the vehicles we purchase, including discussion of our floor plan and other revolving arrangements.

Long-Term Debt Obligations
As of December 31, 2025, we had the following long-term debt obligations outstanding:

(In millions)	December 31, 2025
U.S. credit agreement — revolving credit line	$333.0
U.K. credit agreement — revolving credit line	87.6
3.75% senior subordinated notes due 2029	497.3
Mortgage facilities	792.5
Other debt	455.1
Total long-term debt	$2,165.5
Less: current portion	(355.0)
Net long-term debt	$1,810.5
During 2025, we repaid in full at scheduled maturity our $550 million of 3.50% senior subordinated notes due September 1, 2025. As of December 31, 2025, we were in compliance with all financial covenants under our credit agreements, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part II, Item 8, Note 10 of the Notes to our Consolidated Financial Statements set forth below for a detailed description of our long-term debt obligations.
Short-Term Borrowings
As of December 31, 2025, we had five principal sources of short-term borrowings: our U.S. credit agreement (with $1.5 billion of total capacity), U.K. credit agreement, other local country credit agreements, the revolving mortgage facility through Toyota Motor Credit Corporation, and the floor plan agreements that we utilize to finance our vehicle inventories. We are also able to access availability under the floor plan agreements to fund our cash needs. Our borrowings vary over time based on our cash flows, capital requirements and investment activities. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories. Approximately $1.5 billion was available for borrowing under our various credit facilities as of December 31, 2025. During 2025, our outstanding revolving commitments under the U.S. credit agreement varied between $0.0 million and $748.0 million.
PTS Dividends
We hold a 28.9% ownership interest in PTS as noted above. Their partnership agreement requires PTS, subject to applicable law and the terms of its credit agreements, to make quarterly distributions to the partners with respect to each fiscal year by no later than 45 days after the end of each of the first three quarters of the year and by April 15 of the following year. PTS' partnership agreement and certain of its debt agreements allow partner distributions only as long as it is not in default under those agreements and the amount it pays does not exceed 50% of its consolidated net income, unless its debt-to-equity ratio is less than 3.0 to 1.0, in which case its distributions may not exceed 80% of its consolidated net income. We receive pro rata cash distributions relating to this investment, typically in April, May, August, and November of each year. During 2025, 2024, and 2023, we received $98.7 million, $98.4 million, and $168.8 million, respectively, of pro rata cash distributions relating to this investment. We currently expect to continue to receive future distributions from PTS quarterly, subject to its financial performance.
Investments
We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee's income each period. The net book value of our investments was $1,923.7 million and $1,827.0 million as of December 31, 2025, and 2024, respectively, including $1,920.6 million and $1,803.9 million relating to PTS as of December 31, 2025, and 2024, respectively.
Operating Leases
We estimate the total rent obligations under our operating leases, including any extension periods that we are reasonably certain to exercise at our discretion and assuming constant consumer price indices, to be $5.5 billion. As of December 31, 2025, we were in compliance with all financial covenants under these leases consisting principally of leases for dealerships and other properties, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part II, Item 8, Note 3 and Note 11 of the Notes to our Consolidated Financial Statements for a description of our operating leases.
Supplemental Guarantor Financial Information
The following is a description of the terms and conditions of the guarantees with respect to senior subordinated notes of Penske Automotive Group, Inc. ("PAG") as the issuer of the 3.75% Notes (the "Senior Subordinated Notes").
The Senior Subordinated Notes are unsecured, senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our 100% owned U.S. subsidiaries ("Guarantor subsidiaries"). The Senior Subordinated Notes also contains customary negative covenants and events of default. If we experience certain "change of control" events specified in the indenture, holders of the Senior Subordinated Notes will have the option to require us to purchase for cash all or a portion of their Senior Subordinated Notes at a price equal to 101% of the principal amount of the Senior Subordinated Notes, plus accrued and unpaid interest. In addition, if we make certain asset sales and do not reinvest the proceeds thereof or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the Senior Subordinated Notes at a price equal to 100% of the principal amount of the Senior Subordinated Notes, plus accrued and unpaid interest.
Guarantor subsidiaries are directly or indirectly 100% owned by PAG, and the guarantees are full and unconditional and joint and several. The guarantees may be released under certain circumstances upon resale or transfer by us of the stock of the related guarantor or all or substantially all of the assets of the guarantor to a non-affiliate. Non-wholly owned and foreign subsidiaries of PAG do not guarantee the Senior Subordinated Notes ("Non-Guarantor subsidiaries"). The following tables present summarized financial information for PAG and the Guarantor subsidiaries on a combined basis. The financial information of PAG and Guarantor subsidiaries is presented on a combined basis; intercompany balances and transactions between PAG and Guarantor subsidiaries have been eliminated; PAG's or Guarantor subsidiaries' amounts due from, amounts due to, and transactions with non-issuer and Non-Guarantor subsidiaries and related parties are disclosed separately. Because our consolidated financial statements have been retrospectively recast to reflect the acquisition of PMG as a transaction between entities under common control, the summarized combined financial information of PAG and the Guarantor subsidiaries includes PMG for all periods presented.
Condensed income statement information:

	PAG and Guarantor Subsidiaries
	Year Ended December 31, 2025	Year Ended December 31, 2024
Revenues	$18,852.1	$18,418.3
Gross profit	3,179.9	3,163.9
Equity in earnings of affiliates	192.8	198.0
Net income	799.6	774.2
Net income attributable to Penske Automotive Group	799.6	774.2
Condensed balance sheet information:

	PAG and Guarantor Subsidiaries
	December 31, 2025	December 31, 2024
Current assets	$2,845.6	$2,907.3
Property and equipment, net	1,707.8	1,643.3
Equity method investments	1,921.9	1,806.4
Other noncurrent assets (1)	4,122.7	4,342.0
Current liabilities	2,911.8	3,466.4
Noncurrent liabilities	4,316.5	3,630.5
_______________
(1)Includes $27.3 million and $140.0 million as of December 31, 2025, and 2024, respectively, due from Non-Guarantor subsidiaries.

During the years ended December 31, 2025, and 2024, PAG received $189.8 million and $110.3 million, respectively, from Non-Guarantor subsidiaries.
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities. The major components of these changes are discussed below.

	Year Ended December 31,
(In millions)	2025	2024	2023
Net cash provided by operating activities	$975.1	$1,230.6	$1,145.2
Net cash used in investing activities	(175.0)	(1,045.9)	(583.0)
Net cash used in financing activities	(825.5)	(201.6)	(572.4)
Effect of exchange rate changes on cash and cash equivalents	6.5	(2.1)	(0.3)
Net change in cash and cash equivalents	$(18.9)	$(19.0)	$(10.5)
Cash Flows from Operating Activities
Cash flows from operating activities include net income, as adjusted for non-cash items and the effects of changes in working capital.
We had net cash provided by operating activities of $975.1 million, $1,230.6 million, and $1,145.2 million during 2025, 2024, and 2023, respectively. The decrease of $255.5 million from 2024 to 2025 was primarily due to the timing of working capital related payments, including accounts receivable, inventory, and floor plan notes payable. Excluding non-cash items, these impacts were offset by an increase in earnings as discussed above under "Results of Operations."
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

	Year Ended December 31,
(In millions)	2025	2024	2023
Net cash provided by operating activities as reported	$975.1	$1,230.6	$1,145.2
Floor plan notes payable — non-trade as reported	(4.7)	(15.7)	59.9
Net cash provided by operating activities including all floor plan notes payable	$970.4	$1,214.9	$1,205.1
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of cash used for capital expenditures, proceeds from the sale of dealerships, proceeds from the sale of property and equipment, proceeds from the sale of an equity method investment, and cash used for net expenditures for acquisitions. Capital expenditures were $324.6 million, $377.8 million, and $386.0 million during 2025, 2024, and 2023, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our capital expenditures with operating cash flows or borrowings under our credit agreements. Proceeds from the sale of dealerships were $119.9 million and $82.1 million during 2025 and 2024, respectively, compared to no proceeds during 2023. Proceeds from the sale of property and equipment were $27.5 million, $26.2 million, and $30.7 million during 2025, 2024, and 2023, respectively. Proceeds from the sale of an equity method investment were $16.0 million and $20.7 million during 2025 and 2024, respectively, compared to no proceeds during 2023. Cash used in acquisitions, net of cash acquired, was $21.5 million, $786.2 million, and $214.9 million during 2025, 2024, and 2023, respectively, and included no cash used to repay sellers' floor plan liabilities in such business acquisitions as compared to $212.5 million and $24.3 million, respectively.
Cash Flows from Financing Activities
Cash flows from financing activities include net borrowings or repayments of debt, net repayments or borrowings of floor plan notes payable non-trade, repurchases of common stock, dividends, distributions to partners from Penske Motor Group, cash used in a common control transaction, purchases of subsidiary shares from non-controlling interest, and payments for debt issuance costs.
We repaid in full at scheduled maturity our $550 million of 3.50% senior subordinated notes due September 1, 2025. We had net borrowings of other debt of $671.6 million and $232.0 million during 2025 and 2024, respectively, and net repayments of $4.3 million during 2023. We had net repayments of floor plan notes payable non-trade of $4.7 million and $15.7 million during 2025 and 2024, respectively, and net borrowings of $59.9 million during 2023. In 2025, 2024, and 2023, we repurchased 1.0 million, 0.4 million, and 2.6 million shares of common stock under our securities repurchase program for $159.1 million, $58.7 million, and $358.7 million, respectively. In 2025, 2024, and 2023, we acquired 0.14 million, 0.12 million, and 0.17 million shares from employees in connection with a net share settlement feature of employee equity awards for $22.9 million, $18.8 million, and $23.5 million, respectively. We also paid $343.8 million, $274.4 million, and $189.1 million of cash dividends to our stockholders during 2025, 2024, and 2023, respectively. Penske Motor Group paid $52.5 million, $36.6 million, and $54.7 million for distribution to partners during 2025, 2024, and 2023, respectively. Cash used in a common control transaction was $363.6 million during 2025 compared to no cash used during 2024, and 2023, respectively. We had no purchases of subsidiary shares from non-controlling interest during 2025 and 2023, respectively, compared to $16.7 million during 2024. We made payments of $0.5 million, $1.0 million, and $2.1 million for debt issuance costs during 2025, 2024, and 2023, respectively.
Related Party Transactions
Stockholders Agreement
Several of our directors and officers are affiliated with Penske Corporation or related entities. Roger Penske, our Chair of the Board and Chief Executive Officer, is also Chair of the Board and Chief Executive Officer of Penske Corporation and through entities affiliated with Penske Corporation is our largest stockholder owning approximately 52% of our outstanding common stock. Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. (collectively, "Mitsui") own approximately 20% of our outstanding common stock. Mitsui, Penske Corporation and Penske Automotive Holdings Corp. (together with Penske Corporation, the "Penske companies") are parties to a stockholders agreement which expires March 26, 2030 (the "Stockholders Agreement"). Pursuant to the Stockholders Agreement, in connection with any shareholder election of directors, the Penske companies agreed to vote their shares for two directors who are representatives of Mitsui as long as Mitsui owns in excess of 20% of our outstanding common stock, and for one director as long as Mitsui owns in excess of 10% of our outstanding common stock. Mitsui agreed to vote its shares for up to fourteen directors voted for by the Penske companies.
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
Cyclicality
Unit sales of motor vehicles, particularly new vehicles, have been cyclical historically, fluctuating with general economic cycles. During economic downturns, the automotive and truck retailing industries tend to experience periods of decline and recession similar to those experienced by the general economy. We believe that these industries are influenced by general economic conditions and particularly, by consumer confidence, the level of personal discretionary spending, the rate of inflation, including its impact on vehicle affordability, freight conditions, fuel prices, utility prices, interest rates, and credit availability.
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
Seasonality
Our business is modestly seasonal overall. Our U.S. operations generally experience higher volumes of vehicle sales in the second and third quarters of each year due in part to consumer buying trends and the introduction of new vehicle models. Also, vehicle demand, and to a lesser extent demand for service and parts, is generally lower during the winter months than in other seasons, particularly in regions of the U.S. where dealerships may be subject to severe winters. Our U.K. operations generally experience higher volumes of new vehicle sales in the first and third quarters of each year, due primarily to new vehicle registration practices in the U.K. PTS' rental operations are seasonal. For commercial rental, the lowest revenue is typically generated in the first quarter of the year, with the highest revenue typically generated during the third quarter. For PTS consumer rentals, the peak season runs from Memorial Day through Labor Day.

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
•the effect on our businesses of the growing market share of underrepresented vehicle brands in our dealership portfolio, including Chinese brands, and mobility technologies, such as Uber and Lyft, and the development and availability of driverless vehicles;
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
•we could be subject to legal, administrative, or regulatory proceedings which, if the outcomes are adverse to us, could have a material adverse effect on our business, including the result of a proposed compensation redress scheme by the U.K. Financial Conduct Authority in connection with their review of vehicle financing commission disclosures, which provides for compensation from lenders (not dealers) to certain customers whose financing arrangements are deemed unfair to consumers;
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at the prevailing benchmark interest rates in our various markets. Based on an average of the aggregate amounts outstanding under these facilities during the year ended December 31, 2025, a 100-basis-point change in interest rates would result in an approximate $6.3 million change to our annual other interest expense.
Similarly, amounts outstanding under floor plan financing arrangements also bear interest at the prevailing benchmark interest rates in our various markets. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the year ended December 31, 2025, a 100-basis-point change in interest rates would result in an approximate $39.7 million change to our annual floor plan interest expense.
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
Interest rate fluctuations affect the fair market value of our fixed rate debt, including our mortgages and certain seller financed promissory notes but with respect to such fixed rate debt instruments, do not impact our earnings or cash flows.
Foreign Currency Exchange Rates. As of December 31, 2025, we had consolidated operations in the U.K., Germany, Italy, Japan, Canada, Australia, and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $1.22 billion change to our revenues for the year ended December 31, 2025.

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
Item 9B. Other Information
(b)
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Except for the information provided pursuant to Item 10 and Item 12 below, the information required by Items 10 through 14 will be included in our definitive proxy statement, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2025, under the captions "Election of Directors," "Our Corporate Governance," "Ratification of the Selection of our Independent Auditor," "Independent Auditing Firm Fees," "Executive Officers," "Compensation Committee Report," "Compensation Discussion and Analysis," "Executive Compensation," "Director Compensation," "Security Ownership of Certain Beneficial Owners and Management," and "Related Party Transactions." Such information is incorporated herein by reference.
Item 10. Directors, Executive Officers and Corporate Governance
We have adopted securities trading policies and procedures applicable to all of our directors, officers, and employees. We also follow procedures for the repurchase of our own securities. We believe our securities trading policies and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the applicable listing standards of the New York Stock Exchange. A copy of our Insider Trading Policy was filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and is incorporated by reference as Exhibit 19.1.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides details regarding the shares of common stock issuable upon the exercise of outstanding options, warrants, and rights granted under our equity compensation plans (including individual equity compensation arrangements) as of December 31, 2025. Our equity plan is described in more detail in Part II, Item 8, Note 13 of the Notes to our Consolidated Financial Statements appearing below in this report.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (A)	Weighted average exercise price of outstanding options, warrants, and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders	—	$—	3,590,175
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	3,590,175

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
4.1.1
Indenture, dated November 21, 2014, (the “2014 Indenture”), between us and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to exhibit 4.1 to our Form 8-K filed November 21, 2014).

4.1.2	Second Supplemental Indenture to 2014 Indenture, dated April 27, 2016, adding additional guarantors (incorporated by reference to exhibit 4.2 to our Form 10-Q filed April 27, 2016).
4.1.3	Fourth Supplemental Indenture to 2014 Indenture, dated July 13, 2016, adding additional guarantors (incorporated by reference to exhibit 4.2 to our Form 10-Q filed July 29, 2016).
4.1.4	Sixth Supplemental Indenture to 2014 Indenture, dated as of October 24, 2018, adding additional guarantors (incorporated by reference to exhibit 4.2 to our Form 10-Q filed October 26, 2018).
4.1.5	Eighth Supplemental Indenture to 2014 Indenture, dated as of February 18, 2021, adding additional guarantors (incorporated by reference to exhibit 4.1.9 to our Form 10-K filed February 19, 2021).
4.1.6
Ninth Supplemental Indenture to 2014 Indenture, dated June 15, 2021, related to our 3.75% senior subordinated notes due 2029 (incorporated by reference to exhibit 4.1 to our Form 8-K filed June 15, 2021).

4.1.7	Form of 3.75% Senior Subordinated Notes due 2029 (included within the Ninth Supplemental Indenture filed as exhibit 4.1.6).
4.1.8	Tenth Supplemental Indenture to 2014 Indenture, dated February 15, 2024, adding additional guarantors (incorporated by reference to exhibit 4.1.10 to our Form 10-K filed February 16, 2024).
4.1.9	Eleventh Supplemental Indenture to 2014 Indenture, dated as of February 13, 2026, adding additional guarantors.
4.2.1
Twelfth Amendment, dated April 29, 2025, to the Fifth Amended and Restated Credit Agreement dated December 2, 2024, among us, Mercedes-Benz Financial Services USA LLC, Toyota Motor Credit Corporation and Daimler Truck Financial Services USA, LLC, which includes a Conformed Copy of the Fifth Amended and Restated Credit Agreement and all amendments thereto attached as Exhibit A (incorporated by reference to exhibit 4.1 to our Form 10-Q filed May 1, 2025).

4.2.2
Second Amended and Restated Security Agreement, dated September 8, 2004, among us, Mercedes-Benz Financial Services USA LLC and Toyota Motor Credit Corporation (incorporated by reference to exhibit 10.2 to our Form 8-K filed September 10, 2004).

4.3.1
Amended and Restated Credit Agreement, dated January 31, 2023, by and among our U.K. Subsidiaries, National Westminster Bank plc, and BMW Financial Services (GB) Limited (incorporated by reference to exhibit 4.1 to our Form 8-K filed February 3, 2023).

4.3.2
Consent and Amendment Letter, dated December 5, 2023, to Amended and Restated Credit Agreement dated January 31, 2023, by and among our U.K. Subsidiaries, National Westminster Bank plc., and BMW Financial Services (GB) Limited (incorporated by reference to exhibit 4.1 to our Form 8-K filed December 11, 2023).

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

10.9	Voting Agreement by and between us and Penske Corporation dated January 23, 2024 (incorporated by reference to exhibit 10.1 to our Form 8-K filed January 24, 2024).
10.10	Letter Agreement dated December 12, 2018, among us, Mitsui & Co., Ltd. and Mitsui & Co., (U.S.A.), Inc. (incorporated by reference to exhibit 10.2 to our Form 8-K filed December 13, 2018).
10.11	Services Agreement, dated as of May 14, 2025, between us and Mitsui & Co. (U.S.A.), Inc. (incorporated by reference to exhibit 10.1 to our Form 8-K filed May 16, 2025).
10.12	Trade Name and Trademark Agreement dated May 6, 2008, between us and Penske System, Inc. (incorporated by reference to exhibit 10.1 to our Form 10-Q filed May 8, 2008).
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

**10.16
Membership Interests Purchase Agreement by and among GWood 2 LLC, Penske Automotive Holdings Corp., Douglas Eroh, PMG 1 Holdings, LLC, Penske Motor Group, LLC, D. Longo, LLC, El Monte Automotive Group, LLC, S J Automotive, LLC, LTP Automotive, LLC, and PAG TL1, LLC dated November 19, 2025.

19.1	Penske Automotive Group, Inc. Securities Trading Policy (incorporated by reference to Exhibit 19.1 to our Form 10-K filed February 21, 2025).
21	Subsidiary List.
22.1	List of Guarantor Subsidiaries under our 3.75% Senior Subordinated Notes.
23.1	Consent of Deloitte & Touche LLP.
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification.
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification.

32	Section 1350 Certification.
97	Penske Automotive Group, Inc. Compensation Recovery Policy (incorporated by reference to exhibit 97 to our Form 10-K filed February 16, 2024).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2026.

PENSKE AUTOMOTIVE GROUP, INC.

By:	/s/ Roger S. Penske
Roger S. Penske Chair of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger S. Penske	Chair of the Board and	February 27, 2026
Roger S. Penske	Chief Executive Officer (Principal Executive Officer)

/s/ Michelle Hulgrave	Executive Vice President and Chief Financial Officer	February 27, 2026
Michelle Hulgrave	(Principal Financial Officer and Principal Accounting Officer)

/s/ Lisa Davis	Director	February 27, 2026
Lisa Davis

/s/ Wolfgang Dürheimer	Director	February 27, 2026
Wolfgang Dürheimer

/s/ Michael R. Eisenson	Director	February 27, 2026
Michael R. Eisenson

/s/ David Hoogendoorn	Director	February 27, 2026
David Hoogendoorn

/s/ Yosuke Kawakami	Director	February 27, 2026
Yosuke Kawakami

/s/ Robert H. Kurnick, Jr.	Director	February 27, 2026
Robert H. Kurnick, Jr.

/s/ Kimberly J. McWaters	Director	February 27, 2026
Kimberly J. McWaters

/s/ Greg Penske	Director	February 27, 2026
Greg Penske

/s/ Sandra E. Pierce	Director	February 27, 2026
Sandra E. Pierce

/s/ Raymond E. Scott	Director	February 27, 2026
Raymond E. Scott

/s/ Greg C. Smith	Director	February 27, 2026
Greg C. Smith

/s/ H. Brian Thompson	Director	February 27, 2026
H. Brian Thompson

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
PENSKE AUTOMOTIVE GROUP, INC.
As of December 31, 2025, and 2024 and For the Years Ended
December 31, 2025, 2024, and 2023

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that as of December 31, 2025, the Company's internal control over financial reporting is effective based on those criteria.
Management excluded from its assessment the internal control over financial reporting at Ferrari Modena in Italy, which was acquired in July 2025 and Penske Motor Group, LLC, which was acquired in November 2025. These acquisitions constitute less than 3% of total assets and less than 5% of total revenues of the Company's consolidated financial statement amounts as of and for the year ended December 31, 2025. Accordingly, the internal control over financial reporting at the retail automotive acquisitions made during the year ended December 31, 2025 were unaudited.
The Company's independent registered public accounting firm that audited the consolidated financial statements included in the Company's Annual Report on Form 10-K has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page F-3.
Penske Automotive Group, Inc.
February 27, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Penske Automotive Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Penske Automotive Group, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows and equity, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
As described in the accompanying Management Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Ferrari Modena in Italy, which was acquired in July 2025 and Penske Motor Group, LLC, which was acquired in November 2025. These acquisitions constitute less than 3% of total assets and less than 5% of total revenues of the Company's consolidated financial statement amounts as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at these retail automotive acquisitions made during the year ended December 31, 2025.
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
The Company records indefinite-lived intangible assets from business combinations, including franchise and distribution agreements (“other indefinite-lived intangible assets”). These intangible assets are assessed for impairment as of October 1 annually through a comparison of the fair value of other indefinite-lived intangible assets to carrying value.
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
We identified the valuation of the franchise and distribution agreements as a critical audit matter because of the significant judgments made by management to estimate the fair value of these intangible assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists when performing audit procedures to evaluate the reasonableness of management's estimates and assumptions related to the selection of the weighted average cost of capital and terminal growth rates for these intangible assets.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the selection of the weighted average cost of capital, EBITDA, and terminal growth rates for these intangible assets included the following, among others:
•We tested the effectiveness of controls over management's impairment evaluation, including the controls related to management's assumptions about the terminal growth rate, EBITDA and selection of the weighted average cost of capital.
•We evaluated the reasonableness of management's EBITDA assumption by comparing the forecasts to:
◦Historical EBITDA
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
February 27, 2026
We have served as the Company's auditor since 1999.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(In millions, except share and per share amounts)
ASSETS
Cash and cash equivalents	$64.7	$83.6
Accounts receivable, net of allowance for doubtful accounts of $6.9 and $6.7	1,070.3	1,037.2
Inventories	4,814.7	4,710.7
Other current assets	242.9	214.8
Total current assets	6,192.6	6,046.3
Property and equipment, net	3,224.6	3,037.8
Operating lease right-of-use assets	2,543.8	2,582.6
Goodwill	2,435.7	2,376.3
Other indefinite-lived intangible assets	1,164.2	1,140.7
Equity method investments	1,923.7	1,827.0
Other long-term assets	113.1	110.2
Total assets	$17,597.7	$17,120.9
LIABILITIES AND EQUITY
Floor plan notes payable	$2,532.8	$2,570.5
Floor plan notes payable — non-trade	1,561.5	1,512.4
Accounts payable	899.8	859.1
Accrued expenses and other current liabilities	930.0	917.4
Current portion of long-term debt	355.0	721.2
Total current liabilities	6,279.1	6,580.6
Long-term debt	1,810.5	1,130.8
Long-term operating lease liabilities	2,461.5	2,504.5
Deferred tax liabilities	1,200.4	1,231.0
Other long-term liabilities	265.3	255.5
Total liabilities	12,016.8	11,702.4
Commitments and contingent liabilities (Note 11)
Equity
Penske Automotive Group stockholders' equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 65,760,464 shares issued and outstanding at December 31, 2025; 66,774,651 shares issued and outstanding at December 31, 2024	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	—	9.1
Retained earnings	5,750.1	5,756.4
Accumulated other comprehensive loss	(187.7)	(364.5)
Total Penske Automotive Group stockholders' equity	5,562.4	5,401.0
Non-controlling interest	18.5	17.5
Total equity	5,580.9	5,418.5
Total liabilities and equity	$17,597.7	$17,120.9
See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2025	2024	2023
	(In millions, except share and per share amounts)
Revenue:
Retail automotive dealership	$27,474.6	$27,565.8	$26,598.2
Retail commercial truck dealership	3,411.3	3,521.1	3,684.3
Commercial vehicle distribution and other	922.6	777.9	634.0
Total revenues	31,808.5	31,864.8	30,916.5
Cost of sales:
Retail automotive dealership	22,992.2	23,111.4	22,208.4
Retail commercial truck dealership	2,869.0	2,936.6	3,091.9
Commercial vehicle distribution and other	730.3	599.7	468.8
Total cost of sales	26,591.5	26,647.7	25,769.1
Gross profit	5,217.0	5,217.1	5,147.4
Selling, general, and administrative expenses	3,764.0	3,685.7	3,553.7
Goodwill impairment charges	—	—	40.7
Depreciation	172.3	161.3	143.7
Operating income	1,280.7	1,370.1	1,409.3
Floor plan interest expense	(170.6)	(193.1)	(135.3)
Other interest expense	(91.6)	(87.8)	(92.6)
Gain on sale of dealership	52.3	—	—
Equity in earnings of affiliates	192.9	200.7	293.7
Income before income taxes	1,263.7	1,289.9	1,475.1
Income taxes	(325.8)	(316.5)	(360.9)
Net income	937.9	973.4	1,114.2
Less: Income attributable to non-controlling interests	2.5	4.5	5.4
Net income attributable to Penske Automotive Group common stockholders	$935.4	$968.9	$1,108.8
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Net income attributable to Penske Automotive Group common stockholders	$14.13	$14.49	$16.31
Shares used in determining basic earnings per share	66,199,042	66,882,731	67,963,956
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Net income attributable to Penske Automotive Group common stockholders	$14.13	$14.49	$16.31
Shares used in determining diluted earnings per share	66,199,042	66,882,731	67,963,956
Amounts attributable to Penske Automotive Group common stockholders:
Net income	$937.9	$973.4	$1,114.2
Less: Income attributable to non-controlling interests	2.5	4.5	5.4
Net income attributable to Penske Automotive Group common stockholders	$935.4	$968.9	$1,108.8
Cash dividends per share	$5.18	$4.09	$2.78
See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Net income	$937.9	$973.4	$1,114.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	166.9	(91.9)	66.1
Other adjustments to comprehensive income, net of tax	10.7	(9.0)	5.7
Other comprehensive income (loss), net of tax	177.6	(100.9)	71.8
Comprehensive income	1,115.5	872.5	1,186.0
Less: Comprehensive income attributable to non-controlling interests	3.3	4.0	6.0
Comprehensive income attributable to Penske Automotive Group common stockholders	$1,112.2	$868.5	$1,180.0
See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Operating Activities:
Net income	$937.9	$973.4	$1,114.2
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	172.3	161.3	143.7
Earnings of equity method investments, net of distributions	(120.2)	(127.9)	(174.6)
Deferred income taxes	66.2	(13.0)	101.8
Stock-based compensation	30.2	29.4	28.1
Goodwill impairment charges	—	—	40.7
Gain on sale of dealership	(52.3)	—	—
Changes in operating assets and liabilities:
Accounts receivable	1.6	128.1	(201.6)
Inventories	52.1	(157.2)	(725.9)
Other current assets	(14.8)	(43.5)	(34.5)
Floor plan notes payable	(89.7)	273.3	719.0
Accounts payable and accrued expenses	(53.0)	40.2	(13.5)
Other	44.8	(33.5)	147.8
Net cash provided by operating activities	975.1	1,230.6	1,145.2
Investing Activities:
Purchases of property, equipment, and improvements	(324.6)	(377.8)	(386.0)
Proceeds from sale of dealerships	119.9	82.1	—
Proceeds from sale of property and equipment	27.5	26.2	30.7
Proceeds from sale of equity method investment	16.0	20.7	—
Acquisitions net, including repayment of sellers' floor plan notes payable of $0.0, $212.5, and $24.3, respectively	(21.5)	(786.2)	(214.9)
Other	7.7	(10.9)	(12.8)
Net cash used in investing activities	(175.0)	(1,045.9)	(583.0)
Financing Activities:
Proceeds from borrowings under revolving U.S. credit agreement and mortgage facilities	5,782.8	4,301.4	3,150.3
Repayments under revolving U.S. credit agreement and mortgage facilities	(5,166.6)	(4,182.7)	(3,227.8)
Repayment of 3.50% senior subordinated notes	(550.0)	—	—
Net cash borrowings of other debt	59.7	113.3	73.2
Repayments of related party promissory note	(4.3)	—	—
Net (repayments) borrowings of floor plan notes payable — non-trade	(4.7)	(15.7)	59.9
Repurchases of common stock	(159.1)	(58.7)	(358.7)
Payments of tax withholding for stock-based compensation	(22.9)	(18.8)	(23.5)
Dividends	(343.8)	(274.4)	(189.1)
PMG distributions to partners	(52.5)	(36.6)	(54.7)
PMG common control transaction	(363.6)	—	—
Payment of debt issuance costs	(0.5)	(1.0)	(2.1)
Purchase of subsidiary shares from non-controlling interest	—	(16.7)	—
Other	—	(11.7)	0.1
Net cash used in financing activities	(825.5)	(201.6)	(572.4)
Effect of exchange rate changes on cash and cash equivalents	6.5	(2.1)	(0.3)
Net change in cash and cash equivalents	(18.9)	(19.0)	(10.5)
Cash and cash equivalents, beginning of period	83.6	102.6	113.1
Cash and cash equivalents, end of period	$64.7	$83.6	$102.6
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$274.2	$275.1	$216.2
Income taxes	271.5	317.4	288.1
Non-cash activities:
Receivable from sale of investment	$—	$10.4	$—
Note payable from purchase of common control entity	155.8	—	—
See Notes to Consolidated Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Dollars in millions)
Balance, January 1, 2023	69,681,891	$—	$—	$4,660.2	$(335.3)	$4,324.9	$26.8	$4,351.7
Equity compensation	237,906	—	28.1	—	—	28.1	—	28.1
Repurchases of common stock	(2,808,616)	—	(28.1)	(357.1)	—	(385.2)	—	(385.2)
Dividends ($2.78 per share)	—	—	—	(189.1)	—	(189.1)	—	(189.1)
PMG Distributions to partners	—	—	—	(54.7)	—	(54.7)	—	(54.7)
Distributions to non-controlling interest	—	—	—	—	—	—	(3.4)	(3.4)
Foreign currency translation	—	—	—	—	65.5	65.5	0.6	66.1
Other	—	—	—	—	5.7	5.7	—	5.7
Net income	—	—	—	1,108.8	—	1,108.8	5.4	1,114.2
Balance, December 31, 2023	67,111,181	—	—	5,168.1	(264.1)	4,904.0	29.4	4,933.4
Equity compensation	180,715	—	29.4	—	—	29.4	—	29.4
Repurchases of common stock	(517,245)	—	(16.7)	(61.3)	—	(78.0)	—	(78.0)
Dividends ($4.09 per share)	—	—	—	(274.4)	—	(274.4)	—	(274.4)
PMG Distributions to partners	—	—	—	(36.6)	—	(36.6)	—	(36.6)
Purchase of subsidiary shares from non-controlling interest	—	—	(3.6)	—	—	(3.6)	(13.1)	(16.7)
Distributions to non-controlling interest	—	—	—	—	—	—	(2.8)	(2.8)
Foreign currency translation	—	—	—	—	(91.4)	(91.4)	(0.5)	(91.9)
Other	—	—	—	(8.3)	(9.0)	(17.3)	—	(17.3)
Net income	—	—	—	968.9	—	968.9	4.5	973.4
Balance, December 31, 2024	66,774,651	—	9.1	5,756.4	(364.5)	5,401.0	17.5	5,418.5
Equity compensation	164,224	—	30.2	—	—	30.2	—	30.2
Repurchases of common stock	(1,178,411)	—	(39.3)	(143.7)	—	(183.0)	—	(183.0)
Dividends ($5.18 per share)	—	—	—	(343.8)	—	(343.8)	—	(343.8)
PMG Distributions to partners	—	—	—	(52.5)	—	(52.5)	—	(52.5)
PMG common control transaction	—	—	—	(401.7)	—	(401.7)	—	(401.7)
Distributions to non-controlling interest	—	—	—	—	—	—	(2.3)	(2.3)
Foreign currency translation	—	—	—	—	166.1	166.1	0.8	166.9
Other	—	—	—	—	10.7	10.7	—	10.7
Net income	—	—	—	935.4	—	935.4	2.5	937.9
Balance, December 31, 2025	65,760,464	$—	$—	$5,750.1	$(187.7)	$5,562.4	$18.5	$5,580.9
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
Retail Automotive. As of December 31, 2025, we operated 365 retail automotive franchised dealerships, of which 148 are located in the U.S. and 217 are located outside of the U.S., principally in the U.K. As of December 31, 2025, we also operated 15 used vehicle dealerships, with six dealerships in the U.S. operating under the brand name CarShop, eight dealerships in the U.K. operating under the brand name Sytner Select, and one dealership in Australia operating under the brand name Penske Select.
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
During 2025, in the U.S. we sold four retail automotive franchises, closed one retail automotive franchise, and opened one retail automotive franchise. In addition, on November 19, 2025, we acquired all of the membership interests of Penske Motor Group, LLC, representing two Lexus brand locations and one Toyota brand location in California and one Toyota brand location in Texas. This acquisition was accounted for as a transaction between entities under common control. Please refer to "Basis of Presentation" below and Note 12 "Related Party Transactions" for further details. In the U.K., we sold one used vehicle dealership and opened eight retail automotive franchises at existing Sytner Select locations, representing the Geely and Chery brands, and opened two Skoda points at existing VW brand dealerships. We also acquired a Ferrari brand dealership in Modena, Italy, and opened a BYD franchise in Germany. In February 2026, we acquired Lexus of Orlando and Lexus of Winter Park, both located in the Orlando metropolitan area of Central Florida.
Retail Commercial Truck Dealership. We operate Premier Truck Group ("PTG"), a heavy- and medium-duty truck retail dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations across 10 U.S. states and the Canadian provinces of Ontario and Manitoba. As of December 31, 2025, PTG operated 45 locations selling new and/or used trucks, performing service and parts operations, or offering collision repair services.
Penske Australia. Penske Australia is the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy- and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand, and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU (a Rolls-Royce solution), Detroit Diesel, Allison Transmission, and Bergen Engines. Penske Australia offers products across the on- and off-highway markets, including in the trucking, mining, power generation, energy solutions, defense, marine,

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
rail, and construction sectors and supports full parts and aftersales service through a network of branches, field service locations, and dealers across the region. We also own and operate three Porsche dealerships in Melbourne, Australia which results are included within our retail automotive segment described above.
Penske Transportation Solutions. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. ("PTL"). PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. ("Mitsui"). We account for our investment in PTL under the equity method, and we therefore record our share of PTL's earnings on our statements of income under the caption "Equity in earnings of affiliates," which also includes the results of our other equity method investments. Penske Transportation Solutions ("PTS") is the universal brand name for PTL's various businesses, which articulates the breadth of their services. PTS is capable of meeting customers' needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental, and contract maintenance along with logistics services, such as dedicated contract carriage, distribution center management, supply chain management, and dry van truckload carrier services.
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
On November 19, 2025, we acquired Penske Motor Group, LLC ("PMG") from a commonly controlled affiliate, which was accounted for as a transaction between entities under common control. Accordingly, our consolidated financial statements and related notes have been retrospectively recast for all historical comparative periods presented to include the operations of PMG as if the entities had been combined since the beginning of the earliest period presented. As a result, we recorded an adjustment to the beginning balance of retained earnings on January 1, 2023, of $176.9 million. Furthermore, the assets and liabilities of PMG were recognized at the historical carrying amounts, and the difference between the consideration transferred and the carrying value of the net assets received was recorded within equity. Retained earnings includes a $117.7 million increase related to the tax impact of purchase accounting for PMG, with a corresponding decrease to net deferred tax liabilities attributable to future goodwill tax deductions. Please refer to Note 12 "Related Party Transactions" for further details.
Historically, PMG was treated as a pass-through partnership for income tax purposes and therefore did not record income tax expense in its stand-alone financial statements. Because we have retrospectively recast prior periods to include PMG as if it had always been part of our consolidated reporting, those historical periods do not reflect federal and state income taxes that would have been incurred had PMG been included in our taxable consolidated group. Beginning on the acquisition date, the results of PMG are included in our consolidated federal and state income tax filings and therefore are subject to income tax.
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

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
Contracts in Transit
Contracts in transit represent receivables from unaffiliated finance companies relating to the sale of customers' installment sales and lease contracts arising in connection with the sale of a vehicle by us. Contracts in transit, included in accounts receivable, net in our consolidated balance sheets, amounted to $272.2 million and $292.2 million as of December 31, 2025, and 2024, respectively.
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
Leases
Refer to Note 3 "Leases" for detail on our leases and related accounting policies.
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
Intangible Assets
Our principal intangible assets relate to our agreements with vehicle manufacturers and distributors, which represent the estimated value of franchises acquired in business combinations; trade names, which represents the estimated value of trade names acquired in business combinations; our distribution agreements with commercial vehicle manufacturers, which represent the estimated value of distribution rights acquired in business combinations; and goodwill, which represents the excess of cost over the fair value of tangible and identified intangible assets acquired in business combinations. We believe the franchise values of our automotive dealerships and the distribution agreements of our commercial vehicle distribution operations have an indefinite useful life based on the following:
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
Impairment Testing
Other indefinite-lived intangible assets are assessed for impairment annually on October 1 and upon the occurrence of an indicator of impairment through a comparison of its fair value to its carrying value. These indefinite-lived intangible assets relate to franchise agreements with manufacturers and distributors, which represent the estimated value of franchises acquired in business combinations; trade names, which represents the estimated value of trade names acquired in business combinations; and distribution agreements with commercial vehicle manufacturers and other manufacturers, which represent the estimated value for distribution rights acquired in business combinations. An indicator of impairment exists if the carrying value exceeds its fair value, and an impairment loss may be recognized up to that excess. We also evaluate in connection with the annual impairment testing whether events and circumstances continue to support our assessment that the other indefinite-lived intangible assets continue to have an indefinite life.
Goodwill impairment is assessed at the reporting unit level annually on October 1 and upon the occurrence of an indicator of impairment. Our operations are organized by management into operating segments by line of business and geography. We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations which includes our investment in PTS and other investments. We have determined that the dealerships in each of our operating segments within the Retail Automotive reportable segment are components that were aggregated into two reporting units for the purpose of goodwill impairment testing as of October 1, 2025, as they (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and/or used vehicles, service, parts, and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals), and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The reporting units are United States Retail Automotive and International Retail Automotive. Our Retail Commercial Truck reportable segment has been determined to represent one operating segment and reporting unit. The goodwill included in our Other reportable segment relates primarily to our commercial vehicle distribution operating segment. There is no goodwill recorded in our Non-Automotive Investments reportable segment.
Refer to Note 8 "Intangible Assets" for detail on our impairment testing.
Investments
We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee's income each period. The net book value of our investments was $1,923.7 million and $1,827.0 million as of December 31, 2025, and 2024, respectively, including $1,920.6 million and $1,803.9 million relating to PTS as of December 31, 2025, and 2024, respectively. We currently hold a 28.9% ownership interest in PTS.
Foreign Currency Translation
For all of our non-U.S. operations, the functional currency is the local currency. The revenue and expense accounts of our non-U.S. operations are translated into U.S. dollars using the average exchange rates that prevailed during the period. Assets and liabilities of non-U.S. operations are translated into U.S. dollars using period end exchange rates. Cumulative translation adjustments relating to foreign functional currency assets and liabilities are recorded in accumulated other comprehensive loss, a separate component of equity.
Foreign currency translation gains and losses related to intercompany loans with foreign subsidiaries determined to be repayable are included in selling, general, and administrative expenses on the consolidated statements of income. For long-

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
term intercompany loans with foreign subsidiaries, for which repayment has not been scheduled or planned, foreign currency gains and losses are included in accumulated other comprehensive loss on the consolidated balance sheets.
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

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.50% senior subordinated notes due 2025 (1)	$—	$—	$549.1	$543.0
3.75% senior subordinated notes due 2029	497.3	481.9	496.6	451.8
Mortgage facilities (2)	792.5	777.1	474.8	450.6
_____________________
(1)During 2025, we repaid in full at scheduled maturity our $550 million of 3.50% senior subordinated notes due September 1, 2025.
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
Dealership Finance and Insurance Sales
Subsequent to the sale of a vehicle to a customer, we sell installment sale contracts to various financial institutions on a non-recourse basis (with specified exceptions). We receive a commission from the lender equal to either the difference between the interest rate charged to the customer and the interest rate set by the financing institution or a flat fee. We also receive commissions for facilitating the sale of various products to customers, including vehicle protection products, vehicle theft protection, and extended service contracts. These commissions are recorded as revenue at a point in time when the customer enters into the contract. Payment is typically due and collected within 30 days subsequent to the execution of the contract with the customer. In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $55.3 million and $51.6 million as of December 31, 2025, and December 31, 2024, respectively.
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
Defined Contribution Plans
We sponsor a number of defined contribution plans covering a significant majority of our employees. Our contributions to such plans are discretionary and are based on the level of compensation and contributions by plan participants. We incurred expenses of $44.6 million, $42.4 million, and $41.3 million relating to such plans during the years ended December 31, 2025, 2024, and 2023, respectively.
Advertising
Advertising costs are expensed as incurred or when such advertising takes place. We incurred net advertising costs of $132.9 million, $138.3 million, and $140.0 million during the years ended December 31, 2025, 2024, and 2023, respectively. Qualified advertising expenditures reimbursed by manufacturers, which are treated as a reduction of advertising expense, were $22.6 million, $19.3 million, and $17.8 million during the years ended December 31, 2025, 2024, and 2023, respectively.
Insurance
We retain risk relating to certain of our general liability insurance, workers' compensation insurance, vehicle physical damage insurance, property insurance, information security risk insurance, directors' and officers' insurance, and employee medical benefits in the U.S. As a result, we are likely to be responsible for a significant portion of the claims and losses incurred under these programs. The amount of risk we retain varies by program, and for certain exposures, we either have no insurance or we have pre-determined maximum loss limits for certain individual claims and/or insurance periods. Losses, if any, above the pre-determined loss limits are paid by third-party insurance carriers. Certain insurers have limited

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
available property coverage in response to the natural catastrophes experienced in recent years. Our estimate of future losses is prepared by management using our historical loss experience and industry-based development factors. Aggregate reserves relating to retained risk were $35.0 million and $33.7 million as of December 31, 2025, and 2024, respectively.
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
A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the years ended December 31, 2025, 2024, and 2023 follows:

	Year Ended December 31,
	2025	2024	2023

Weighted average number of common shares outstanding	66,199,042	66,882,731	67,963,956
Effect of non-participatory equity compensation	—	—	—
Weighted average number of common shares outstanding, including effect of dilutive securities	66,199,042	66,882,731	67,963,956
Hedging
Generally accepted accounting principles relating to derivative instruments and hedging activities require all derivatives, whether designated in hedging relationships or not, to be recorded on the balance sheet at fair value. These accounting principles also define requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments, which must be met in order to qualify for hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recorded in earnings immediately. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recorded in earnings. If the derivative is designated as a cash-flow hedge, effective changes in the fair value of the derivative are recorded in accumulated other comprehensive loss, a separate component of equity, and recorded in the income statement only when the hedged item affects earnings. Changes in the fair value of the derivative attributable to hedge ineffectiveness are recorded in earnings immediately.
Stock-Based Compensation
Generally accepted accounting principles relating to share-based payments require us to record compensation expense for all awards based on their grant-date fair value. Our share-based payments have generally been in the form of “non-vested shares,” the fair value of which are measured as if they were vested and issued on the grant date.
Refer to Note 12 “Stock-Based Compensation” for additional disclosures on share-based payments.
Recent Accounting Pronouncements
Income Taxes
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This ASU expands public entities’ annual income tax disclosures by requiring disclosure of specific categories in the rate reconciliation and disclosure of additional information for reconciling items that meet a quantitative threshold. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis with retrospective application

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
permitted. Other than the revised presentation of our “Income Taxes” footnote, the adoption of this accounting standard update has not had a material impact on our consolidated financial statements and disclosures.
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

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $55.3 million and $51.6 million as of December 31, 2025, and December 31, 2024, respectively.
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

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
Retail Automotive Dealership
The following tables disaggregate our retail automotive segment revenue by product type and geographic location for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
Retail Automotive Dealership Revenue	2025	2024	2023
New vehicle	$12,855.4	$12,960.6	$12,186.6
Used vehicle	8,941.1	9,040.0	9,167.8
Finance and insurance, net	816.5	841.0	869.9
Service and parts	3,377.9	3,182.8	2,863.2
Fleet and wholesale	1,483.7	1,541.4	1,510.7
Total retail automotive dealership revenue	$27,474.6	$27,565.8	$26,598.2

	Year Ended December 31,
Retail Automotive Dealership Revenue	2025	2024	2023
U.S.	$16,643.0	$16,187.2	$15,549.6
U.K.	8,334.4	9,322.0	9,240.4
Germany, Italy, Japan, and Australia	2,497.2	2,056.6	1,808.2
Total retail automotive dealership revenue	$27,474.6	$27,565.8	$26,598.2
Retail Commercial Truck Dealership
The following table disaggregates our retail commercial truck segment revenue by product type for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
Retail Commercial Truck Dealership Revenue	2025	2024	2023
New truck	$2,252.5	$2,359.5	$2,480.2
Used truck	228.7	227.0	229.9
Finance and insurance, net	15.1	18.8	21.9
Service and parts	892.4	886.3	907.3
Other	22.6	29.5	45.0
Total retail commercial truck dealership revenue	$3,411.3	$3,521.1	$3,684.3

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
Commercial Vehicle Distribution and Other
Our other reportable segment relates to our Penske Australia business. Commercial vehicle distribution and other revenue was $922.6 million, $777.9 million, and $634.0 million, including $281.6 million, $274.1 million, and $265.2 million of service and parts revenue, during the years ended December 31, 2025, 2024, and 2023, respectively.
Contract Balances
The following table summarizes our accounts receivable and unearned revenues as of December 31, 2025, and December 31, 2024:

	December 31, 2025	December 31, 2024
Accounts receivable
Contracts in transit	$272.2	$292.2
Vehicle receivables	141.5	145.1
Manufacturer receivables	256.4	246.0
Trade receivables	381.6	330.0

Accrued expenses
Unearned revenues	$299.3	$268.9
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
Unearned revenues primarily relate to payments received from customers prior to satisfaction of our performance obligations, such as refundable customer deposits, non-refundable customer deposits, and deferred revenues from operating leases. These amounts are presented within "Accrued expenses and other current liabilities" on our consolidated balance sheets. Of the amounts recorded as unearned revenues as of December 31, 2024, $212.7 million was recognized as revenue during the year ended December 31, 2025.
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
We estimate the total undiscounted rent obligations under these leases, including any extension periods that we are reasonably certain to exercise, to be $5.5 billion as of December 31, 2025. Some of our lease arrangements include rental payments that are adjusted based on an index or rate, such as the Consumer Price Index (CPI). As the rate implicit in the lease is generally not readily determinable for our operating leases, the discount rates used to determine the present value of our lease liability are based on our incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. Our incremental borrowing rate for a lease is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
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
In connection with the sale, relocation, and closure of certain of our dealerships, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties for the years ended December 31, 2025, 2024, and 2023 was $15.6 million, $16.4 million, and $17.1 million, respectively. We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period. We do not have any material leases that have not yet commenced as of December 31, 2025.
The following table summarizes our net operating lease cost during the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Lease Cost
Operating lease cost (1)	$287.1	$260.3	$252.9
Variable lease cost	27.0	21.3	16.0
Sublease income	(15.6)	(16.4)	(17.1)
Total lease cost	$298.5	$265.2	$251.8
_________________
(1)Includes short-term leases, which are immaterial.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
The following table summarizes supplemental cash flow information related to our operating leases:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$289.7	$278.2	$266.9
Right-of-use assets modified or obtained in exchange for operating lease liabilities, net	$(2.4)	$220.6	$32.7
Supplemental balance sheet information related to the weighted average remaining lease term and discount rate of our leases is as follows:

	December 31, 2025	December 31, 2024
Lease Term and Discount Rate
Weighted-average remaining lease term - operating leases	23 years	23 years
Weighted-average discount rate - operating leases	6.7%	6.6%
The following table summarizes the maturity of our lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on our consolidated balance sheet as of December 31, 2025:

Maturity of Lease Liabilities	December 31, 2025
2026	$274.2
2027	263.4
2028	260.0
2029	251.5
2030	246.4
2031 and thereafter	4,165.7
Total future minimum lease payments	$5,461.2
Less: Imputed interest	(2,898.2)
Present value of future minimum lease payments	$2,563.0

Current operating lease liabilities (1)	$101.5
Long-term operating lease liabilities	2,461.5
Total operating lease liabilities	$2,563.0
____________________
(1)Included within "Accrued expenses and other current liabilities" on Consolidated Balance Sheet as of December 31, 2025.
4. Equity Method Investees
As of December 31, 2025, we own an investment in Penske Commercial Leasing Australia (28%) that is accounted for under the equity method. In June 2025, we sold the remaining 50% interest in our joint venture in Barcelona, Spain.
We also have a 28.9% ownership interest in PTS, a leading provider of transportation and supply chain services. The partnership agreement requires PTS, subject to applicable law and the terms of its credit agreements, to make quarterly distributions to the partners with respect to each fiscal year by no later than 45 days after the end of each of the first three quarters of the year and by April 15 of the following year. PTS' partnership agreement and certain of its debt agreements

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
allow partner distributions only as long as it is not in default under those agreements and the amount it pays does not exceed 50% of its consolidated net income, unless its debt-to-equity ratio is less than 3.0 to 1.0, in which case its distributions may not exceed 80% of its consolidated net income. Our investment in PTS, which is accounted for under the equity method, amounted to $1,920.6 million and $1,803.9 million at December 31, 2025, and 2024, respectively.
The net book value of our equity method investments was $1,923.7 million and $1,827.0 million as of December 31, 2025, and 2024, respectively. We recorded $192.9 million, $200.7 million, and $293.7 million during the years ended December 31, 2025, 2024, and 2023, respectively, on our statements of income under the caption “Equity in earnings of affiliates” related to earnings from our equity method investments. We received $98.7 million, $99.1 million, and $169.9 million of dividends from our equity method investments during the years ended December 31, 2025, 2024, and 2023, respectively. Retained earnings as of December 31, 2025, included undistributed earnings from our equity method investments of $1.02 billion.
The combined results of operations and financial position of our equity method investees as of December 31 for each of the years presented are summarized as follows:
Condensed income statement information:

	Year Ended December 31,
	2025	2024	2023
Revenues	$13,215.4	$13,967.4	$13,884.1
Gross profit	2,953.4	2,960.9	2,917.3
Net income	667.1	691.9	1,008.3
Condensed balance sheet information:

	December 31,
	2025	2024
Current assets	$2,191.5	$2,272.2
Noncurrent assets	20,626.0	21,564.1
Total assets	$22,817.5	$23,836.3
Current liabilities	$6,475.5	$5,971.8
Noncurrent liabilities	11,103.0	13,004.9
Equity	5,239.0	4,859.6
Total liabilities and equity	$22,817.5	$23,836.3
5. Business Combinations
During 2025, we acquired one retail automotive franchise in Italy, which generated $14.1 million of revenue and $0.4 million of pre-tax income from our date of acquisition through December 31, 2025. In addition, on November 19, 2025, we acquired PMG from a commonly controlled affiliate, which was accounted for as a transaction between entities under common control and therefore, was not accounted for as a business combination. During 2024, we acquired 16 retail automotive franchises in the U.K., acquired two retail automotive franchises in Italy, and acquired three retail automotive franchises and one used vehicle dealership in Australia, and acquired one retail automotive franchise in the U.S. We also acquired three full-service dealerships and two independent repair facilities in the U.S. adding to PTG's operations. Our financial statements include the results of operations of the acquired entities from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated financial statements and may be subject

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
to adjustment pending completion of final valuation. The following table summarizes the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Accounts receivable	$—	$32.3
Inventories	2.8	256.5
Other current assets	0.1	0.3
Property and equipment	0.5	125.4
Operating lease right-of-use assets	—	66.1
Indefinite-lived intangibles	29.7	460.0
Other noncurrent assets	—	—
Current liabilities	(7.3)	(67.2)
Long-term operating lease liabilities	—	(66.1)
Other noncurrent liabilities	(4.3)	(21.1)
Total cash used in acquisitions	$21.5	$786.2
Our following unaudited consolidated pro forma results of operations for the years ended December 31, 2025 and 2024 give effect to acquisitions consummated during 2025 and 2024 as if they had occurred on January 1, 2024. This pro forma information is based on historical results of operations, adjusted for the income statement effects of incremental interest expense directly resulting from the acquisitions and the related tax effects. The pro forma information is not necessarily indicative of the results that would have been achieved had the transactions occurred on the first day of each of the periods presented or that may be achieved in the future:

	Year Ended December 31,
	2025	2024
Revenues	$31,826.8	$32,524.1
Net income attributable to Penske Automotive Group common stockholders	936.1	979.8
Net income per diluted common share	$14.14	$14.65
6. Inventories
Inventories consisted of the following:

	December 31,
	2025	2024
Retail automotive dealership new vehicles	$2,390.8	$2,383.3
Retail automotive dealership used vehicles	1,253.5	1,146.7
Retail automotive parts, accessories, and other	186.3	173.2
Retail commercial truck dealership vehicles and parts	492.8	518.4
Commercial vehicle distribution vehicles, parts, and engines	491.3	489.1
Total inventories	$4,814.7	$4,710.7
We receive credits from certain vehicle manufacturers such as holdbacks, floorplan assistance, and certain advertising assistance that reduce the cost of sales when the vehicles are sold.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
7. Property and Equipment
Property and equipment consisted of the following:

	December 31,
	2025	2024
Buildings and leasehold improvements	$3,330.3	$3,078.6
Furniture, fixtures, and equipment	1,222.6	1,129.5
Total	$4,552.9	$4,208.1
Less: Accumulated depreciation	(1,328.3)	(1,170.3)
Property and equipment, net	$3,224.6	$3,037.8
Approximately $37.1 million and $34.6 million of net capitalized interest is included in buildings and leasehold improvements as of December 31, 2025 and 2024, respectively, and is being depreciated over the useful life of the related assets.
8. Intangible Assets
The following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the years ended December 31, 2025, and 2024:

	Goodwill	Other Indefinite-Lived Intangible Assets
Balance — December 31, 2023 (1)	$2,239.9	$877.3
Additions	175.8	284.2
Disposals	(9.0)	(3.7)
Impairment	—	(1.8)
Foreign currency translation	(30.4)	(15.3)
Balance — December 31, 2024 (1)	$2,376.3	$1,140.7
Additions	11.8	17.9
Disposals	(10.7)	(18.6)
Impairment	—	(3.4)
Foreign currency translation	58.3	27.6
Balance — December 31, 2025 (1)	$2,435.7	$1,164.2
____________________
(1)Net of accumulated goodwill impairment losses of $647.0 million

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
The following is a summary of the changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2025, and 2024:

	Retail Automotive	Retail Commercial Truck	Other	Total
Balance — December 31, 2023	$1,669.0	$494.3	$76.6	$2,239.9
Additions	162.5	13.3	—	175.8
Disposals	(6.0)	(3.0)	—	(9.0)
Foreign currency translation	(16.7)	(7.1)	(6.6)	(30.4)
Balance — December 31, 2024	$1,808.8	$497.5	$70.0	$2,376.3
Additions	11.8	—	—	11.8
Disposals	(10.7)	—	—	(10.7)
Foreign currency translation	49.2	3.9	5.2	58.3
Balance — December 31, 2025	$1,859.1	$501.4	$75.2	$2,435.7
For reporting units within our Retail Automotive, Retail Commercial Truck, and Other reportable segments, we prepared a quantitative assessment of the carrying value of goodwill. We estimated the fair value of our reporting units using an income approach. The income approach measures fair value by discounting expected future cash flows at a weighted average cost of capital. We also validate the fair value for each reporting unit using the income approach by calculating a cash earnings multiple and determining whether the multiple was reasonable compared to recent market transactions completed by the Company or in the industry. As part of that assessment, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization as of the assessment date. We believe this reconciliation process is consistent with a market participant perspective. This consideration would also include a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest and other significant assumptions, including revenue growth, terminal growth rates, EBITDA margin, and the weighted average cost of capital.
Based on our assessment as of October 1, 2025, and in conjunction with our fourth quarter annual forecasting process for 2026 which impacts key assumptions used in our goodwill impairment assessment, we concluded that for each of our reporting units that the fair values were more likely than not greater than their carrying values. As a result, we had no goodwill impairment charges in 2025. We also had no goodwill impairment charges in 2024.
For our other indefinite-lived intangible assets, we prepared a quantitative assessment as of October 1, 2025, by comparing the fair value to its carrying value. We estimated the fair value using an income approach, applying similar methodology as discussed above. As a result of this assessment, and in conjunction with the sale of a certain franchised dealership in the U.S. during 2025, we had $3.4 million of impairment charges relating to our other indefinite-lived intangible assets. We also had $1.8 million of impairment charges relating to our other indefinite-lived intangible assets during 2024.
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

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
The agreements typically grant a security interest in substantially all of the assets of our dealership and distribution subsidiaries. Interest rates under the arrangements are variable and increase or decrease based on changes in the prevailing benchmark interest rates in our various markets. To date, we have not experienced any material limitation with respect to the amount or availability of financing from any institution providing us with vehicle financing. We also receive non-refundable credits from certain of our vehicle manufacturers, which are treated as a reduction in the cost of sales as vehicles are sold.
The weighted average interest rate on floor plan borrowings was 4.4%, 5.0%, and 4.6% for 2025, 2024, and 2023, respectively. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle and all floor plan notes payable relating to pre-owned vehicles as "Floor plan notes payable — non-trade" on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.
10. Long-Term Debt
Long-term debt consisted of the following:

	December 31,
	2025	2024
U.S. credit agreement — revolving credit line	$333.0	$—
U.K. credit agreement — revolving credit line	87.6	171.4
3.50% senior subordinated notes due 2025 (1)	—	549.1
3.75% senior subordinated notes due 2029	497.3	496.6
Mortgage facilities	792.5	474.8
Other debt	455.1	160.1
Total long-term debt	$2,165.5	$1,852.0
Less: current portion	(355.0)	(721.2)
Net long-term debt	$1,810.5	$1,130.8
(1)During 2025, we repaid in full at scheduled maturity our $550 million of 3.50% senior subordinated notes due September 1, 2025.
Scheduled maturities of long-term debt for each of the next five years and thereafter are as follows:

2026	$355.0
2027	91.7
2028	939.3
2029	525.1
2030	117.2
2031 and thereafter	137.2
Total long-term debt reported	$2,165.5
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
The U.S. credit agreement also contains typical events of default, including upon a change of control, non-payment of our obligations, and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of December 31, 2025, we had $333.0 million in revolver borrowings under the U.S. credit agreement.
U.K. Credit Agreement
Our U.K. credit agreement with National Westminster Bank Plc and BMW Financial Services (GB) Limited provides up to a £200.0 million revolving line of credit to be used for working capital, acquisitions, capital expenditures, investments, and general corporate purposes. The revolving loans bear interest between defined Sterling Overnight Index Average (“SONIA”) plus 1.10% and defined SONIA plus 2.10%. In addition, the U.K. credit agreement includes a £100.0 million “accordion” feature which allows the U.K. subsidiaries to request up to an additional £100.0 million of facility capacity, subject to certain limitations. The lenders may agree to provide additional capacity, and, if not, the U.K. subsidiaries may add an additional lender, if available, to the facility to provide such additional capacity. Our U.K. credit agreement expires in January 2028. As of December 31, 2025, we had £65.0 million ($87.6 million) in revolver borrowings under the U.K. credit agreement.
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
We have the following senior subordinated notes outstanding:

Description	Maturity Date	Interest Payment Dates	Principal Amount
3.75% Notes	June 15, 2029	June 15, December 15	$500 million
These notes are our unsecured, senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our 100% owned U.S. subsidiaries. These notes also contains customary negative covenants and events of default. If we experience certain "change of control" events specified in the indentures, holders of these notes will

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
have the option to require us to purchase for cash all or a portion of their notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest. In addition, if we make certain asset sales and do not reinvest the proceeds thereof or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest. We may redeem the 3.75% Notes at the redemption prices noted in the indenture. During 2025, we repaid in full at scheduled maturity our $550 million of 3.50% senior subordinated notes due September 1, 2025.
Mortgage Facilities
We are party to mortgages that bear interest at defined rates and require monthly principal and interest payments. We also have a revolving mortgage facility with Toyota Motor Credit Corporation in the U.S. Our maximum borrowing capacity under the mortgage facility at December 31, 2025, was $500.0 million, contingent on our property values pledged under the mortgage facility. Our actual borrowing capacity as of December 31, 2025, was $406.8 million. The facility bore interest at the prime rate minus 1.68% and expires in December 2028. As of December 31, 2025, we had $406.3 million in revolver borrowings under this mortgage facility. In February 2026, we amended this facility principally to increase our borrowing capacity to $600.0 million and provide that borrowings will bear interest at the prime rate between minus 1.68% and 1.58%. Our mortgage facilities also contain typical events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain dealerships operated at the properties. Substantially all of the buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of December 31, 2025, we owed $792.5 million of principal under all of our mortgage facilities.
Other Debt
Our other debt consists primarily of various credit agreements and working capital loans in connection with local operations outside of the U.S. and the U.K. Included within other debt is our related party 4.50% senior subordinated promissory note of $155.8 million due November 2028 resulting from the PMG transaction, which requires monthly principal and interest payments (subject to the Company's right to prepay the Note in whole or in part at any time at its option without premium or penalty) and includes customary events of default. As of December 31, 2025, we owed $151.5 million, of which $51.9 million is included within current portion of long-term debt.
11. Commitments and Contingent Liabilities
We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of December 31, 2025, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
We lease land and facilities, including certain dealerships and office space. Pursuant to the leases for some of our larger facilities, we are required to comply with specified financial ratios, including a "rent coverage" ratio and a debt to EBITDA ratio, each as defined. For these leases, non-compliance with the ratios may require us to post collateral in the form of a letter of credit. A breach of the other lease covenants gives rise to certain remedies by the landlord, the most severe of which include the termination of the applicable lease and acceleration of the total rent payments due under the lease. Refer to the disclosures provided in Note 3 for further description of our leases. Rent expense for land and facilities for the years ended December 31, 2025, 2024, and 2023 amounted to $282.4 million, $274.2 million, and $258.3 million, respectively.
We have sold a number of dealerships to third parties and as a condition to certain of those sales, remain liable for the lease payments relating to the properties on which those businesses operate in the event of non-payment by the buyer. We are also party to lease agreements on properties that we no longer use in our retail operations that we have sublet to third parties. We rely on subtenants to pay the rent and maintain the property at these locations. In the event the subtenant does not perform as expected, we may not be able to recover amounts owed to us, and we could be required to fulfill these

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
obligations. We believe we have made appropriate reserves relating to these locations. We currently guarantee or are otherwise liable for approximately $121.8 million of these lease payments, including lease payments during available renewal periods.
Our floor plan credit agreements with Daimler Truck Financial Services Australia and Daimler Financial Services New Zealand provide us revolving loans for the acquisition of commercial vehicles for distribution to our retail network. These facilities include a commitment to repurchase dealer vehicles in the event the dealer's floor plan agreement is terminated.
We have $15.2 million of letters of credit outstanding and $24.1 million of bank guarantees as of December 31, 2025, and have posted $21.4 million of surety bonds in the ordinary course of business.
12. Related Party Transactions
We sometimes pay to and/or receive fees from Penske Corporation, its subsidiaries, and its affiliates for services rendered in the ordinary course of business or to reimburse payments made to third parties on each other's behalf. These transactions are reviewed periodically by our Audit Committee and reflect the provider's cost or an amount mutually agreed upon by both parties. During 2025, 2024, and 2023, Penske Corporation and its affiliates billed us $6.8 million, $6.0 million, and $5.3 million, respectively, and we billed Penske Corporation and its affiliates $1.3 million, $1.4 million, and $1.3 million, respectively, for such services. As of December 31, 2025, and 2024, we had $52 thousand and $51 thousand of receivables from, and $0.9 million and $0.6 million of payables to, Penske Corporation and its affiliates, respectively. During 2025, 2024, and 2023, rent expense incurred on leases with Penske Corporation and its affiliates was $7.9 million, $7.2 million, and $6.7 million, respectively. As of December 31, 2025, and 2024, we had operating lease liabilities with Penske Corporation and its affiliates of $61.1 million and $67.4 million, respectively. We also received $16.0 million in 2025 from the sale of fixed assets to PTS.
Our officers, directors, and their affiliates periodically purchase, lease, or sell vehicles and parts from us or PTS at fair market value. This includes purchases and sales of trucks, logistics, and other services and parts as between our subsidiaries and those of PTS (principally consisting of purchases of $36.0 million of trucks and parts by PTS from our PTG subsidiaries and purchases of $1.3 million of used trucks and towing services by PTG from PTS during 2025).
PTS is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui. The PTS partnership agreement, among other things, provides us with specified partner distribution and governance rights and restricts our ability to transfer our interest. PTS has an eleven-member Advisory Board. We have the right to appoint one Advisory Board member and the right to an observer for any Board committees. Mr. Kurnick, our President, serves as our representative. We have the right to pro rata quarterly distributions equal to at least 50% of PTS' consolidated net income and have minority rights which require our and/or Mitsui’s consent for certain actions taken by PTS as specified in the partnership agreement.
We may transfer our directly owned interests with the unanimous consent of the other partners, or if we provide the remaining partners with a right of first offer to acquire our interests, except that we may transfer up to 9.02% of our interest to Penske Corporation without complying with the right of first offer to the remaining partner. We and Penske Corporation have previously agreed that (1) in the event of any transfer by Penske Corporation of their partnership interests to a third party, we will be entitled to “tag-along” by transferring a pro rata amount of our partnership interests on similar terms and conditions, and (2) Penske Corporation is entitled to a right of first refusal in the event of any transfer of our partnership interests, subject to the terms of the partnership agreement. Additionally, PTS has agreed to indemnify the general partner for any actions in connection with managing PTS, except those taken in bad faith or in violation of the partnership agreement. The partnership agreement allows each of the partners to give notice to require PTS to begin to effect an initial public offering of equity securities, subject to certain limitations, as soon as practicable after the first anniversary of the initial notice.
In 2025, 2024, and 2023, we received $98.7 million, $98.4 million, and $168.8 million, respectively, from PTS in pro rata cash dividends. In 2014, we formed a venture with PTS, Penske Commercial Leasing Australia. This venture combines PTS' fleet operations expertise with our market knowledge of commercial vehicles to rent heavy-duty commercial vehicles in Australia. This venture is accounted for as an equity method investment as discussed in Note 4.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
Acquisition of Penske Motor Group, LLC ("PMG")
On November 19, 2025, we acquired all of the membership interests of PMG, which owns and operates four retail automotive franchised dealerships in California and Texas. The seller group was owned 5% by an individual minority owner, 25.65% by Penske Automotive Holdings Corp. ("PAHC"), a wholly owned subsidiary of Penske Corporation, and 69.35% by GWOOD 2 LLC ("GWood"), an entity controlled by an affiliate of Greg Penske, the Vice Chair of our Board of Directors. Greg Penske is the son of our Chair and Chief Executive Officer, Roger S. Penske. Roger S. Penske beneficially owns approximately 52% of our common stock and under certain circumstances, has the ability to direct the voting of approximately 73% of our common stock pursuant to the stockholders agreement. Based on this voting control, the ownership interests described above, and the immediate family relationship between Roger S. Penske and Greg Penske, we concluded that the Company and PMG were under common control during all periods presented.
The aggregate purchase price was $519,446,253 (the "Purchase Price"), including $47,696,253 for the net worth (tangible assets and liabilities) of PMG as of the closing date. The Company paid $363,619,353 of the Purchase Price in cash and $155,826,900 pursuant to a 4.50% senior subordinated promissory note (the "Note") issued by Buyer to Seller. The Note is unsecured and was issued on November 19, 2025, and has a three-year term requiring monthly principal and interest payments (subject to the Company's right to prepay the Note in whole or in part at any time at its option without premium or penalty) and customary events of default. We also guaranteed Buyer's obligations under the Note and the Purchase Agreement. At December 31, 2025, the outstanding principal balance of the PMG Note was $151.5 million, and the Company recognized interest expense of $0.8 million related to the PMG Note for the year then ended. The PMG Note is presented within "Other debt" in Note 10.
The Company accounted for the acquisition of PMG as a transaction between entities under common control. As discussed in "Basis of Presentation" in Note 1, the Company's consolidated financial statements and related notes have been retrospectively recast to include the operations of PMG for all periods presented. During 2025, 2024, and 2023 for the PMG dealerships, revenue was $1.45 billion, $1.41 billion, and $1.39 billion, respectively; gross profit was $208.7 million, $203.6 million, and $213.5 million, respectively; net income was $48.3 million, $50.0 million, and $55.6 million, respectively; and the impact on our earnings per share was an increase of $0.73, $0.75, and $0.81, respectively. In accordance with the accounting guidance for transactions between entities under common control, the excess of the purchase price over the historical carrying value of PMG's net assets was recorded as an adjustment to equity within retained earnings.
Joint Venture Relationships
From time to time, we enter into joint venture relationships in the ordinary course of business, pursuant to which we own and operate automotive dealerships together with other investors. We may also provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of December 31, 2025, our automotive joint venture relationships were as follows:

Location	Dealerships	Ownership Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Sprinter, Porsche	80.00%	(A)
Greenwich, Connecticut	Mercedes-Benz	80.00%	(A)
Northern Italy	BMW, Ferrari, MINI, Maserati, Porsche, Audi, Jaguar, Land Rover, Volvo, Mercedes-Benz, smart, Lamborghini	95.00%	(A)
_________________
(A) Entity is consolidated in our financial statements.
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

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
13. Stock-Based Compensation
Our employees, outside directors, consultants, and advisors are eligible to receive stock-based compensation pursuant to the terms of our 2020 Equity Incentive Plan (the “2020 Plan”). This plan allows for the issuance of shares for stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other awards. The 2020 Plan allows for up to 5,000,000 awards, of which 3,590,175 shares of common stock were available for grant as of December 31, 2025, and terminates once all awards have been issued. Compensation expense related to our equity incentive plans were $30.6 million, $29.1 million, and $27.9 million during 2025, 2024, and 2023, respectively.
Restricted Stock
During 2025, 2024, and 2023, we granted 147,564, 164,528, and 210,222 shares, respectively, of restricted common stock at no cost to participants under the plan. These awards provide dividend rights and voting rights prior to vesting. The awards are subject to forfeiture and are non-transferable, which restrictions generally lapse over a four-year period from the grant date at a rate of 15%, 15%, 20% and 50% per year. We have determined that the grant date quoted market price of the underlying common stock is the appropriate measure of compensation cost. This cost is amortized as expense over the restriction period. As of December 31, 2025, there was $39.4 million of unrecognized compensation cost related to the restricted stock, which is expected to be recognized over the restricted period.
Presented below is a summary of the changes of our restricted common stock during the years ended December 31, 2025 and 2024:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
December 31, 2023	823,473	$94.98
Granted	164,528	150.64
Vested	(278,293)	79.97
Forfeited	(10,804)	106.65
December 31, 2024	698,904	$113.87	$106.5
Granted	147,564	169.52
Vested	(308,833)	90.62
Forfeited	(7,348)	123.01
December 31, 2025	530,287	$142.77	$83.9
In certain non-U.S. markets, we issue restricted stock units similar to the restricted common stock discussed above. However, these awards do not provide voting rights prior to vesting. As of December 31, 2025, 2024, and 2023, we had 32,223, 33,497, and 37,839 units outstanding, respectively, and 17,172 and 14,160 restricted stock units vested during 2025 and 2024, respectively.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
14. Equity
A summary of shares repurchased under our securities repurchase program, and shares acquired, is as follows:

	Year Ended December 31,
	2025	2024	2023
Shares repurchased (1)	1,039,305	394,010	2,640,152
Aggregate purchase price in millions	$159.4	$58.7	$358.7
Average purchase price per share	$153.34	$148.88	$135.86

Shares acquired (2)	139,106	123,235	168,464
Aggregate purchase price in millions	$22.9	$18.8	$23.5
Average purchase price per share	$164.64	$152.26	$139.45
________________________
(1)Shares were repurchased under our securities repurchase program. We had $247.5 million in repurchase authorization remaining under the repurchase program as of December 31, 2025.
(2)Shares were acquired from employees in connection with a net share settlement feature of employee equity awards.
15. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component during the years ended December 31, 2025, 2024, and 2023, respectively, attributable to Penske Automotive Group common stockholders follows:

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2023	$(328.1)	$(7.2)	$(335.3)
Other comprehensive income, net of tax	65.5	5.7	71.2
Balance at December 31, 2023	$(262.6)	$(1.5)	$(264.1)
Other comprehensive loss, net of tax	(91.4)	(9.0)	(100.4)
Balance at December 31, 2024	$(354.0)	$(10.5)	$(364.5)
Other comprehensive income, net of tax	166.1	10.7	176.8
Balance at December 31, 2025	$(187.9)	$0.2	$(187.7)
16. Income Taxes
Income before income taxes by geographic region was as follows:

	Year Ended December 31,
	2025	2024	2023
U.S.	$998.8	$1,026.4	$1,175.5
Non-U.S.	264.9	263.5	299.6
Income before income taxes	$1,263.7	$1,289.9	$1,475.1

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
Income taxes consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$143.9	$215.4	$131.0
State and local	42.7	43.1	53.4
Non-U.S.	73.0	71.0	74.7
Total current	$259.6	$329.5	$259.1
Deferred:
Federal	44.6	(19.7)	85.5
State and local	17.0	4.1	10.0
Non-U.S.	4.6	2.6	6.3
Total deferred	$66.2	$(13.0)	$101.8
Income taxes	$325.8	$316.5	$360.9
Income taxes varied from the U.S. federal statutory income tax rate due to the following:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Income taxes at federal statutory rate	$265.4	21.0%	$270.8	21.0%	$309.8	21.0%
State and local income taxes, net of federal taxes (1)	$48.4	3.8%	$40.5	3.1%	$47.7	3.2%
Foreign Tax Effects
Non-U.S. income taxed at other rates	$22.0	1.7%	$18.3	1.4%	$18.2	1.2%
Other adjustments	$(10.0)	(0.8)%	$(13.1)	(1.0)%	$(14.8)	(1.0)%
Effective tax rate	$325.8	25.8%	$316.5	24.5%	$360.9	24.5%
_____________________
(1)State taxes in California, New Jersey, Georgia, Arizona, and Pennsylvania made up the majority (greater than 50 percent) of the tax effect in this category.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
The components of deferred tax assets and liabilities as of December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Deferred Tax Assets
Accrued liabilities	$84.0	$79.9
Net operating loss and credit carryforwards	46.2	47.0
Leasing liabilities	665.7	641.7
Other	46.4	44.5
Total deferred tax assets	842.3	813.1
Valuation allowance	(61.9)	(59.2)
Net deferred tax assets	$780.4	$753.9
Deferred Tax Liabilities
Depreciation and amortization	(329.7)	(402.2)
Partnership investments	(979.1)	(930.0)
Leasing assets	(662.4)	(641.7)
Other	(9.6)	(11.0)
Total deferred tax liabilities	(1,980.8)	(1,984.9)
Net deferred tax liabilities	$(1,200.4)	$(1,231.0)
Cash paid for income taxes (net of refunds) consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Federal	$153.2	$206.0	$158.0
State and local	43.3	39.8	55.5
Non-U.S.
United Kingdom	27.4	28.9	36.2
Australia	17.8	17.9	10.7
Other	29.8	24.8	27.7
Total cash paid for income taxes	$271.5	$317.4	$288.1
We are not permanently reinvested in a portion of our previously-taxed unremitted foreign earnings, which may be distributed in the future. At December 31, 2025, we have accrued the appropriate amount of U.S. state income taxes and foreign withholding taxes for the unremitted foreign earnings that are not permanently reinvested. We have not provided any U.S. taxes on any temporary difference related to the excess of financial reporting basis over tax basis in our non-U.S. subsidiaries, as it is our position that we are permanently reinvested for that basis difference. Determination of the deferred tax liability, if any, associated with this permanently reinvested basis difference is not practicable.
At December 31, 2025, we have $90.3 million of state net operating loss carryforwards in the U.S. that expire at various dates beginning in 2026 through 2047, a U.S. foreign tax credit carryforward of $32.0 million that will expire beginning in 2027, U.K. capital loss carryforwards of $5.9 million that will not expire, Germany net operating loss carryforwards of $19.2 million that will not expire, Italy net operating loss carryforwards of $0.1 million that will not expire, New Zealand net operating loss carryforwards of $2.8 million that will not expire, and Japan net operating loss carryforwards of $1.3 million that will expire in 2035. The Company used $6.4 million of state net operating loss carryforwards in the U.S. in 2025.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
A valuation allowance of $0.6 million has been recorded against the state net operating loss carryforwards in the U.S. and a valuation allowance of $32.0 million has been recorded against the U.S. foreign tax credit carryforward as of December 31, 2025. A valuation allowance of $0.3 million has been recorded against German net operating losses and other deferred tax assets. A valuation allowance of $29.0 million has been recorded against U.K. deferred tax assets related to buildings as of December 31, 2025.
Generally accepted accounting principles relating to uncertain income tax positions prescribe a minimum recognition threshold that a tax position is required to meet before being recognized and provides guidance on the derecognition, measurement, classification, and disclosure relating to income taxes.
We have elected to include interest and penalties in our income tax expense. There were no amounts of interest or penalties to be included within uncertain tax positions at December 31, 2025. We do not expect a significant change to the amount of uncertain tax positions within the next twelve months. Our U.S. federal returns remain open to examination for 2022, 2023, and 2024 and various U.S. state jurisdictions are open for periods ranging from 2020 through 2024. The portion of the total amount of uncertain tax positions that would, if recognized, impact the effective tax rate was $0.0 million, $0.5 million, and $0.5 million as of December 31, 2025, 2024, and 2023, respectively.
On November 19, 2025, we acquired PMG from a commonly controlled affiliate, which was accounted for as a transaction between entities under common control. Historically, PMG was treated as a pass-through partnership for income tax purposes and therefore did not record income tax expense in its stand-alone financial statements. Because we have retrospectively recast prior periods to include PMG as if it had always been part of our consolidated reporting, those historical periods do not reflect federal and state income taxes that would have been incurred had PMG been included in our taxable consolidated group. Beginning on the acquisition date, the results of PMG are included in our consolidated federal and state income tax filings and therefore subject to income tax.
17. Segment Information
We have determined that we have four reportable segments as defined in generally accepted accounting principles for segment reporting: (i) Retail Automotive, consisting of our retail automotive dealership operations; (ii) Retail Commercial Truck, consisting of our retail commercial truck dealership operations in the U.S. and Canada; (iii) Other, consisting of our commercial vehicle and power systems distribution operations; and (iv) Non-Automotive Investments, consisting of our equity method investments in non-automotive operations which includes our investment in PTS and other investments. The Retail Automotive reportable segment includes all automotive dealerships and all departments relevant to the operation of the dealerships and our retail automotive joint ventures. The individual dealership operations included in the Retail Automotive reportable segment represent two operating segments: United States Retail Automotive and International Retail Automotive. These operating segments have been aggregated into one reportable segment as their operations (A) have similar economic characteristics (all are automotive dealerships having similar margins), (B) offer similar products and services (all sell new and/or used vehicles, service, parts, and third-party finance and insurance products), (C) have similar target markets and customers (generally individuals), and (D) have similar distribution and marketing practices (all distribute products and services through dealership facilities that market to customers in similar fashions). The accounting policies of the segments are the same and are described in Note 1.

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

	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Total
Revenues
2025	$27,474.6	$3,411.3	$922.6	$—	$31,808.5
2024	27,565.8	3,521.1	777.9	—	31,864.8
2023	26,598.2	3,684.3	634.0	—	30,916.5
Cost of sales
2025	$22,992.2	$2,869.0	$730.3	$—	$26,591.5
2024	23,111.4	2,936.6	599.7	—	26,647.7
2023	22,208.4	3,091.9	468.8	—	25,769.1
Selling, general, and administrative expenses:
Personnel expenses
2025	$1,921.3	$254.7	$75.0	$—	$2,251.0
2024	1,875.6	264.3	72.2	—	2,212.1
2023	1,817.5	253.6	72.3	—	2,143.4
Advertising expenses
2025	$127.7	$3.4	$1.8	$—	$132.9
2024	133.3	3.2	1.8	—	138.3
2023	134.9	3.3	1.8	—	140.0
Rent & related expenses
2025	$406.9	$26.8	$15.1	$—	$448.8
2024	393.0	25.7	13.9	—	432.6
2023	364.0	25.8	12.9	—	402.7
Other expenses (1)
2025	$858.8	$49.6	$22.9	$—	$931.3
2024	825.9	53.4	23.4	—	902.7
2023	784.6	57.3	25.7	—	867.6
Depreciation
2025	$150.1	$16.2	$6.0	$—	$172.3
2024	140.7	15.1	5.5	—	161.3
2023	127.4	11.6	4.7	—	143.7
Floor plan interest expense
2025	$145.9	$16.9	$7.8	$—	$170.6
2024	164.2	19.2	9.7	—	193.1
2023	118.2	14.5	2.6	—	135.3

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)

Other interest expense
2025	$76.8	$—	$14.8	$—	$91.6
2024	82.1	—	5.7	—	87.8
2023	90.3	1.3	1.0	—	92.6
Equity in earnings of affiliates
2025	$0.6	$—	$—	$192.3	$192.9
2024	3.1	—	—	197.6	200.7
2023	3.9	—	—	289.8	293.7
Segment income
2025 (2)	$847.8	$174.7	$48.9	$192.3	$1,263.7
2024	842.7	203.6	46.0	197.6	1,289.9
2023 (3)	916.1	225.0	44.2	289.8	1,475.1
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

(2)Retail automotive segment income includes a gain of $52.3 million from the sale of a retail automotive franchises in the U.S.

(3)Retail automotive segment income includes $40.7 million of goodwill impairment charges in 2023 related to our former Used Vehicle Dealerships International reporting unit.

Total capital expenditures by reportable segment are set forth in the table below. As segment assets are not regularly provided to or used by the CODM to measure business performance or allocate resources, total segment assets are not presented.

	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Total
Capital expenditures
2025	$252.1	$67.3	$5.2	$—	$324.6
2024	331.4	41.0	5.4	—	377.8
2023	317.6	60.1	8.3	—	386.0

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
The following table presents revenue and long-lived assets (all non-current assets except goodwill, other indefinite-lived intangible assets, and operating lease right-of-use assets) by geographic area:

	Year Ended December 31,
	2025	2024	2023
Revenue from external customers:
U.S.	$19,578.8	$19,124.7	$18,575.6
U.K.	8,334.4	9,322.0	9,240.4
Other International	3,895.3	3,418.1	3,100.5
Total revenue from external customers	$31,808.5	$31,864.8	$30,916.5
Long-lived assets, net:
U.S.	$3,751.1	$3,561.0
U.K.	1,029.4	975.5
Other International	480.9	438.5
Total long-lived assets	$5,261.4	$4,975.0
No individual country other than the U.S. and the U.K. represented more than 10% of our total revenue from external customers or our total long-lived assets.

PENSKE AUTOMOTIVE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In millions, except share and per share amounts)
18. Summary of Quarterly Financial Data (Unaudited)
The following is a summary of our selected quarterly financial data for the years ended December 31, 2025 and 2024, which has been retrospectively recast for all historical comparative periods presented to include the operations of PMG as if the entities had been combined since the beginning of the earliest period presented:

	Three Months Ended
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
2025
Total revenues	$7,953.8	$8,032.5	$8,053.0	$7,769.2
Gross profit	1,321.4	1,352.2	1,299.6	1,243.8
Net income	258.4	267.5	225.3	186.7
Net income attributable to Penske Automotive Group common stockholders	257.8	266.7	224.8	186.1
Basic and Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Net income per share (1)	$3.86	$4.03	$3.41	$2.83
2024
Total revenues	$7,792.7	$8,065.0	$7,929.5	$8,077.6
Gross profit	1,294.3	1,316.2	1,293.5	1,313.1
Net income	227.6	256.5	239.1	250.2
Net income attributable to Penske Automotive Group common stockholders	226.5	254.8	238.3	249.3
Basic and Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Net income per share (1)	$3.38	$3.81	$3.57	$3.73
__________________________
(1) Per share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year per share amounts due to rounding.

Schedule II
PENSKE AUTOMOTIVE GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Description	Balance at Beginning of Year	Additions	Deductions, Recoveries, & Other	Balance at End of Year
Year Ended December 31, 2025
Allowance for doubtful accounts	$6.7	$2.0	$(1.8)	$6.9
Tax valuation allowance	59.2	4.8	(2.1)	61.9
Year Ended December 31, 2024
Allowance for doubtful accounts	$7.1	$3.1	$(3.5)	$6.7
Tax valuation allowance	58.2	1.2	(0.2)	59.2
Year Ended December 31, 2023
Allowance for doubtful accounts	$7.2	$2.2	$(2.3)	$7.1
Tax valuation allowance	62.8	3.4	(8.0)	58.2