Form 10-Q
period 2026-03-31
PENSKE AUTOMOTIVE GROUP, INC.
filed 2026-04-30
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 16, 2026, there were 65,749,255 shares of voting common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
	(In millions, except share and per share amounts)
ASSETS
Cash and cash equivalents	$83.7	$64.7
Accounts receivable, net of allowance for doubtful accounts of $6.2 and $6.9	1,084.0	1,070.3
Inventories	4,891.5	4,814.7
Other current assets	259.4	242.9
Total current assets	6,318.6	6,192.6
Property and equipment, net	3,289.5	3,224.6
Operating lease right-of-use assets	2,529.2	2,543.8
Goodwill	2,820.1	2,435.7
Other indefinite-lived intangible assets	1,295.4	1,164.2
Equity method investments	1,962.9	1,923.7
Other long-term assets	102.5	113.1
Total assets	$18,318.2	$17,597.7
LIABILITIES AND EQUITY
Floor plan notes payable	$2,513.6	$2,532.8
Floor plan notes payable — non-trade	1,633.7	1,561.5
Accounts payable	937.0	899.8
Accrued expenses and other current liabilities	1,046.2	930.0
Current portion of long-term debt	423.1	355.0
Total current liabilities	6,553.6	6,279.1
Long-term debt	2,213.8	1,810.5
Long-term operating lease liabilities	2,430.0	2,461.5
Deferred tax liabilities	1,198.7	1,200.4
Other long-term liabilities	239.9	265.3
Total liabilities	12,636.0	12,016.8
Commitments and contingent liabilities (Note 10)
Equity
Penske Automotive Group stockholders' equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 65,749,255 shares issued and outstanding at March 31, 2026; 65,760,464 shares issued and outstanding at December 31, 2025	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	—	—
Retained earnings	5,873.2	5,750.1
Accumulated other comprehensive loss	(209.5)	(187.7)
Total Penske Automotive Group stockholders' equity	5,663.7	5,562.4
Non-controlling interest	18.5	18.5
Total equity	5,682.2	5,580.9
Total liabilities and equity	$18,318.2	$17,597.7
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
	(In millions, except per share amounts)
Revenue:
Retail automotive dealership	$6,967.1	$6,918.6
Retail commercial truck dealership	694.6	823.7
Commercial vehicle distribution and other	201.9	211.5
Total revenues	7,863.6	7,953.8
Cost of sales:
Retail automotive dealership	5,842.1	5,782.4
Retail commercial truck dealership	566.4	682.7
Commercial vehicle distribution and other	155.7	167.3
Total cost of sales	6,564.2	6,632.4
Gross profit	1,299.4	1,321.4
Selling, general, and administrative expenses	965.6	951.4
Depreciation	44.8	40.6
Operating income	289.0	329.4
Floor plan interest expense	(38.1)	(42.0)
Other interest expense	(28.4)	(22.5)
Gain on sale of dealership	60.4	52.3
Equity in earnings of affiliates	40.8	33.3
Income before income taxes	323.7	350.5
Income taxes	(88.8)	(92.1)
Net income	234.9	258.4
Less: Income attributable to non-controlling interests	0.4	0.7
Net income attributable to Penske Automotive Group common stockholders	$234.5	$257.7
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Net income attributable to Penske Automotive Group common stockholders	$3.56	$3.86
Shares used in determining basic earnings per share	65.8	66.8
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Net income attributable to Penske Automotive Group common stockholders	$3.56	$3.86
Shares used in determining diluted earnings per share	65.8	66.8
Amounts attributable to Penske Automotive Group common stockholders:
Net income	$234.9	$258.4
Less: Income attributable to non-controlling interests	0.4	0.7
Net income attributable to Penske Automotive Group common stockholders	$234.5	$257.7
Cash dividends per share	$1.40	$1.22
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
	(In millions)
Net income	$234.9	$258.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(13.5)	55.3
Other adjustments to comprehensive income	(8.4)	(0.3)
Other comprehensive income (loss), net of tax	(21.9)	55.0
Comprehensive income	213.0	313.4
Less: Comprehensive income attributable to non-controlling interests	0.3	0.8
Comprehensive income attributable to Penske Automotive Group common stockholders	$212.7	$312.6
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
	(In millions)
Operating Activities:
Net income	$234.9	$258.4
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	44.8	40.6
Earnings of equity method investments	(40.8)	(33.3)
Deferred income taxes	(0.7)	(23.2)
Stock-based compensation	8.1	8.0
Gain on sale of dealership	(60.4)	(52.3)
Changes in operating assets and liabilities:
Accounts receivable	(10.6)	(202.6)
Inventories	(74.7)	194.6
Other current assets	(16.1)	(15.7)
Floor plan notes payable	(4.2)	(71.9)
Accounts payable and accrued expenses	147.8	190.3
Other	(13.1)	(1.9)
Net cash provided by operating activities	215.0	291.0
Investing Activities:
Purchases of property, equipment, and improvements	(62.6)	(84.7)
Proceeds from sale of dealerships	77.0	77.8
Proceeds from sale of property and equipment	20.5	4.0
Acquisitions net, including repayment of sellers' floor plan notes payable of $15.0 and $0.0, respectively	(669.7)	—
Other	0.4	(1.7)
Net cash used in investing activities	(634.4)	(4.6)
Financing Activities:
Proceeds from borrowings under revolving U.S. credit agreement and mortgage facilities	1,701.8	1,098.6
Repayments under revolving U.S. credit agreement and mortgage facilities	(1,273.9)	(1,143.1)
Net cash borrowings (repayments) of other debt	58.2	(47.5)
Repayments of related party promissory note	(13.0)	—
Net borrowings (repayments) of floor plan notes payable — non-trade	85.6	(27.2)
Repurchases of common stock	(26.3)	(39.9)
Payments of tax withholding for stock-based compensation	(0.1)	(0.1)
Dividends	(92.6)	(81.8)
PMG distributions to partners	—	(7.0)
Payment of debt issuance costs	(0.9)	(0.3)
Other	(0.2)	—
Net cash provided by (used in) financing activities	438.6	(248.3)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	1.5
Net change in cash and cash equivalents	19.0	39.6
Cash and cash equivalents, beginning of period	64.7	83.6
Cash and cash equivalents, end of period	$83.7	$123.2
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$64.0	$69.6
Income taxes	17.3	23.5
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	Three Months Ended March 31, 2026
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2025	65,760,464	$—	$—	$5,750.1	$(187.7)	$5,562.4	$18.5	$5,580.9
Equity compensation	159,184	—	8.1	—	—	8.1	—	8.1
Repurchases of common stock	(170,393)	—	(8.1)	(18.8)	—	(26.9)	—	(26.9)
Dividends	—	—	—	(92.6)	—	(92.6)	—	(92.6)
Distributions to non-controlling interest	—	—	—	—	—	—	(0.3)	(0.3)
Foreign currency translation	—	—	—	—	(13.4)	(13.4)	(0.1)	(13.5)
Other	—	—	—	—	(8.4)	(8.4)	—	(8.4)
Net income	—	—	—	234.5	—	234.5	0.4	234.9
Balance, March 31, 2026	65,749,255	$—	$—	$5,873.2	$(209.5)	$5,663.7	$18.5	$5,682.2

	Three Months Ended March 31, 2025
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2024	66,774,651	$—	$9.1	$5,756.4	$(364.5)	$5,401.0	$17.5	$5,418.5
Equity compensation	144,590	—	8.0	—	—	8.0	—	8.0
Repurchases of common stock	(255,228)	—	(17.1)	(23.4)	—	(40.5)	—	(40.5)
Dividends	—	—	—	(81.8)	—	(81.8)	—	(81.8)
PMG distributions to partners	—	—	—	(7.0)	—	(7.0)	—	(7.0)
Distributions to non-controlling interest	—	—	—	—	—	—	(0.3)	(0.3)
Foreign currency translation	—	—	—	—	55.2	55.2	0.1	55.3
Other	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Net income	—	—	—	257.7	—	257.7	0.7	258.4
Balance, March 31, 2025	66,664,013	$—	$—	$5,901.9	$(309.6)	$5,592.3	$18.0	$5,610.3
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
Retail Automotive. As of March 31, 2026, we operated 368 retail automotive franchised dealerships, of which 149 are located in the U.S. and 219 are located outside of the U.S., principally in the U.K. As of March 31, 2026, we also operated 15 used vehicle dealerships, with six dealerships in the U.S. operating under the brand name CarShop, eight dealerships in the U.K. operating under the brand name Sytner Select, and one dealership in Australia operating under the brand name Penske Select. During the three months ended March 31, 2026, we acquired two retail automotive franchises and sold one retail automotive franchise in the U.S., opened one retail automotive franchise in the U.K., and opened one retail automotive franchise in Germany.
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
Retail Commercial Truck Dealership. We operate Premier Truck Group ("PTG"), a heavy- and medium-duty truck retail dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations across 10 U.S. states and the Canadian provinces of Ontario and Manitoba. As of March 31, 2026, PTG operated 45 locations selling new and/or used trucks, performing service and parts operations, or offering collision repair services.
Penske Australia. Penske Australia is the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy- and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand, and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU (a Rolls-Royce solution), Detroit Diesel, Allison Transmission, and Bergen Engines. Penske Australia offers products across the on- and off-highway markets, including in the trucking, mining, power generation, energy solutions, defense, marine, rail, and construction sectors and supports full parts and aftersales service through a network of branches, field service locations, and dealers across the region. We also own and operate three Porsche dealerships in Melbourne, Australia, which results are included within our retail automotive segment described above.
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
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 is unaudited but includes all adjustments which our management believes to be necessary for the fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2025, which are included as part of our Annual Report on Form 10-K.
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
Historically, PMG was treated as a pass-through partnership for income tax purposes and therefore did not record income tax expense in its stand-alone financial statements. Because we have retrospectively recast prior periods to include PMG as if it had always been part of our consolidated reporting, the recast of historical periods do not reflect federal and state income taxes that would have been incurred had PMG been included in our taxable consolidated group. Beginning on the acquisition date, the results of PMG are included in our consolidated federal and state income tax filings and therefore are subject to income tax.
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

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% senior subordinated notes due 2029	497.5	474.9	497.3	481.9
Mortgage facilities (1)	971.2	957.6	792.5	777.1
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
In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $56.1 million and $55.3 million as of March 31, 2026, and December 31, 2025, respectively.
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
Retail Automotive Dealership
The following tables disaggregate our retail automotive segment revenue by product type and geographic location for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Retail Automotive Dealership Revenue	2026	2025
New vehicle	$3,080.7	$3,248.0
Used vehicle	2,429.4	2,264.1
Finance and insurance, net	202.3	205.4
Service and parts	863.9	825.6
Fleet and wholesale	390.8	375.5
Total retail automotive dealership revenue	$6,967.1	$6,918.6

	Three Months Ended March 31,
Retail Automotive Dealership Revenue	2026	2025
U.S.	$3,880.6	$4,040.3
U.K.	2,347.7	2,323.2
Germany, Italy, Japan, and Australia	738.8	555.1
Total retail automotive dealership revenue	$6,967.1	$6,918.6
Retail Commercial Truck Dealership
The following table disaggregates our retail commercial truck segment revenue by product type for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Retail Commercial Truck Dealership Revenue	2026	2025
New truck	$401.2	$527.2
Used truck	52.2	63.8
Finance and insurance, net	3.5	4.5
Service and parts	232.2	222.0
Other	5.5	6.2
Total retail commercial truck dealership revenue	$694.6	$823.7
Commercial Vehicle Distribution and Other
Our other reportable segment relates to our Penske Australia business. Commercial vehicle distribution and other revenue was $201.9 million, including $72.0 million of service and parts revenue, during the three months ended March 31, 2026, and $211.5 million, including $62.9 million of service and parts revenue, during the three months ended March 31, 2025.

Contract Balances
The following table summarizes our accounts receivable and unearned revenues as of March 31, 2026, and December 31, 2025:

	March 31, 2026	December 31, 2025
Accounts receivable
Contracts in transit	$293.9	$272.2
Vehicle receivables	149.9	141.5
Manufacturer receivables	260.8	256.4
Trade receivables	357.9	381.6

Accrued expenses
Unearned revenues	$298.9	$299.3
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
Unearned revenues primarily relate to payments received from customers prior to satisfaction of our performance obligations, such as refundable customer deposits, non-refundable customer deposits, and deferred revenues from operating leases. These amounts are presented within "Accrued expenses and other current liabilities" on our consolidated balance sheets. Of the amounts recorded as unearned revenues as of December 31, 2025, $123.2 million was recognized as revenue during the three months ended March 31, 2026.
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
We estimate the total undiscounted rent obligations under these leases, including any extension periods that we are reasonably certain to exercise, to be $5.4 billion as of March 31, 2026. Some of our lease arrangements include rental payments that are adjusted based on an index or rate, such as the Consumer Price Index (CPI). As the rate implicit in the lease is generally not readily determinable for our operating leases, the discount rates used to determine the present value of our lease liability are based on our incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. Our incremental borrowing rate for a lease is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
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
In connection with the sale, relocation, and closure of certain of our dealerships, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties for the three months ended March 31, 2026 and 2025 was $2.2 million and $4.4 million, respectively. We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period. We do not have any material leases that have not yet commenced as of March 31, 2026.
The following table summarizes our net operating lease cost during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Lease Cost
Operating lease cost (1)	$71.1	$69.7
Variable lease cost	7.1	6.7
Sublease income	(2.2)	(4.4)
Total lease cost	$76.0	$72.0
_________________
(1)Includes short-term leases, which are immaterial.
The following table summarizes supplemental cash flow information related to our operating leases:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$74.4	$71.2
Right-of-use assets modified or obtained in exchange for operating lease liabilities, net	$24.6	$(37.1)
Supplemental balance sheet information related to the weighted average remaining lease term and discount rate of our leases is as follows:

	March 31, 2026	December 31, 2025
Lease Term and Discount Rate
Weighted-average remaining lease term - operating leases	23 years	23 years
Weighted-average discount rate - operating leases	6.6%	6.7%

The following table summarizes the maturity of our lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on our consolidated condensed balance sheet as of March 31, 2026:

Maturity of Lease Liabilities	March 31, 2026
2026 (1)	$202.5
2027	261.4
2028	258.4
2029	249.6
2030	244.2
2031	235.0
2032 and thereafter	3,938.6
Total future minimum lease payments	$5,389.7
Less: Imputed interest	(2,841.1)
Present value of future minimum lease payments	$2,548.6

Current operating lease liabilities (2)	$118.6
Long-term operating lease liabilities	2,430.0
Total operating lease liabilities	$2,548.6
____________________
(1)Excludes the three months ended March 31, 2026.
(2)Included within "Accrued expenses and other current liabilities" on Consolidated Condensed Balance Sheet as of March 31, 2026.
4. Inventories
Inventories consisted of the following:

	March 31, 2026	December 31, 2025
Retail automotive dealership new vehicles	$2,364.1	$2,390.8
Retail automotive dealership used vehicles	1,304.1	1,253.5
Retail automotive parts, accessories, and other	183.2	186.3
Retail commercial truck dealership vehicles and parts	524.8	492.8
Commercial vehicle distribution vehicles, parts, and engines	515.3	491.3
Total inventories	$4,891.5	$4,814.7
We receive credits from certain vehicle manufacturers such as holdbacks, floorplan assistance, certain advertising assistance, and certain incentives and rebates that reduce the cost of sales when the vehicles are sold.
5. Business Combinations
During the three months ended March 31, 2026, we acquired two retail automotive franchises in the U.S., which generated $40.7 million of revenue and $3.5 million of pre-tax income from our date of acquisition through March 31, 2026. During the three months ended March 31, 2025, we made no acquisitions. Our financial statements include the results of operations of the acquired entities from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements and may be subject to adjustment pending completion of final valuation. The following table summarizes the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
	2026	2025
Accounts receivable	$—	$—
Inventories	23.9	—
Other current assets	—	—
Property and equipment	108.3	—
Indefinite-lived intangibles	537.6	—
Other noncurrent assets	—	—
Current liabilities	(0.1)	—
Noncurrent liabilities	—	—
Total cash used in acquisitions	$669.7	$—
Our following unaudited consolidated pro forma results of operations for the three months ended March 31, 2026, and 2025 give effect to acquisitions consummated during 2026 and 2025 as if they had occurred on January 1, 2025. This pro forma information is based on historical results of operations, adjusted for the income statement effects of incremental interest expense directly resulting from the acquisitions and the related tax effects. The pro forma information is not necessarily indicative of the results that would have been achieved had the transactions occurred on the first day of each of the periods presented or that may be achieved in the future:

	Three Months Ended March 31,
	2026	2025
Revenues	$7,930.8	$8,075.6
Net income attributable to Penske Automotive Group common stockholders	234.9	258.1
Net income per diluted common share	$3.57	$3.86
6. Intangible Assets
The following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the three months ended March 31, 2026:

	Goodwill	Other Indefinite- Lived Intangible Assets
Balance, January 1, 2026	$2,435.7	$1,164.2
Additions	400.8	136.8
Disposals	(8.1)	(2.6)
Impairment	—	(0.8)
Foreign currency translation	(8.3)	(2.2)
Balance, March 31, 2026	$2,820.1	$1,295.4
As of March 31, 2026, the goodwill balance for reporting units within our Retail Automotive, Retail Commercial Truck, and Other reportable segments was $2,242.1 million, $500.3 million, and $77.7 million, respectively. There is no goodwill recorded in our Non-Automotive Investments reportable segment.
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
The weighted average interest rate on floor plan borrowings was 3.8% and 4.3% for the three months ended March 31, 2026 and 2025, respectively. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle and all floor plan notes payable relating to pre-owned vehicles as "Floor plan notes payable — non-trade" on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.
8. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average shares of voting common stock outstanding, including unvested restricted stock awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average shares of voting common stock outstanding, adjusted for the dilutive impact of unissued shares paid to directors during the year as compensation. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025 follows:

	Three Months Ended March 31,
	2026	2025
Weighted average number of common shares outstanding	65,779,859	66,772,412
Effect of non-participatory equity compensation	12,629	17,364
Weighted average number of common shares outstanding, including effect of dilutive securities	65,792,488	66,789,776
9. Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2026	December 31, 2025
U.S. credit agreement — revolving credit line	$620.0	$333.0
U.K. credit agreement — revolving credit line	43.6	87.6
3.75% senior subordinated notes due 2029	497.5	497.3
Mortgage facilities	971.2	792.5
Other debt	504.6	455.1
Total long-term debt	2,636.9	2,165.5
Less: current portion	(423.1)	(355.0)
Net long-term debt	$2,213.8	$1,810.5
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
The U.S. credit agreement also contains typical events of default, including upon a change of control, non-payment of our obligations, and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of March 31, 2026, we had $620.0 million revolver borrowings under the U.S. credit agreement.
U.K. Credit Agreement
Our U.K. credit agreement with National Westminster Bank Plc and BMW Financial Services (GB) Limited provides up to a £200.0 million revolving line of credit to be used for working capital, acquisitions, capital expenditures, investments, and general corporate purposes. The revolving loans bear interest between defined Sterling Overnight Index Average (“SONIA”) plus 1.10% and defined SONIA plus 2.10%. In addition, the U.K. credit agreement includes a £100.0 million “accordion” feature which allows the U.K. subsidiaries to request up to an additional £100.0 million of facility capacity, subject to certain limitations. The lenders may agree to provide additional capacity, and, if not, the U.K. subsidiaries may add an additional lender, if available, to the facility to provide such additional capacity. Our U.K. credit agreement expires in January 2028. As of March 31, 2026, we had £33.0 million ($43.6 million) in revolver borrowings under the U.K. credit agreement.
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

Mortgage Facilities
We are party to mortgages that bear interest at defined rates and require monthly principal and/or interest payments. We also have a revolving mortgage facility with Toyota Motor Credit Corporation in the U.S. In February 2026, we amended this facility principally to increase our borrowing capacity to $600.0 million from $500.0 million, contingent on our property values pledged under the mortgage facility. Our actual borrowing capacity as of March 31, 2026, was $576.2 million. Borrowings under the facility bear interest at the prime rate between minus 1.58% and 1.68%, and the facility expires in December 2028. As of March 31, 2026, we had $573.7 million in revolver borrowings under this mortgage facility. Our mortgage facilities also contain customary events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain dealerships operated at the properties. Substantially all of the land, buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of March 31, 2026, we owed $971.2 million of principal under all of our mortgage facilities.
Other Debt
Our other debt consists primarily of various credit agreements and working capital loans in connection with local operations outside of the U.S. and the U.K. Included within other debt is a 4.50% senior subordinated promissory note with an original principal amount of $155.8 million due November 2028 (the "Note") resulting from the PMG transaction, which requires monthly principal and interest payments (subject to the Company's right to prepay the Note in whole or in part at any time at its option without premium or penalty) and includes customary events of default. As of March 31, 2026, we owed $138.5 million, of which $51.9 million is included within current portion of long-term debt.
10. Commitments and Contingent Liabilities
We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of March 31, 2026, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
We have sold a number of dealerships to third parties and as a condition to certain of those sales, remain liable for the lease payments relating to the properties on which those businesses operate in the event of non-payment by the buyer. We are also party to lease agreements on properties that we no longer use in our retail operations that we have sublet to third parties. We rely on subtenants to pay the rent and maintain the property at these locations. In the event the subtenant does not perform as expected, we may not be able to recover amounts owed to us, and we could be required to fulfill these obligations. We believe we have made appropriate reserves relating to these locations. As of March 31, 2026, we guaranteed or were otherwise liable for approximately $107.2 million of these lease payments, including lease payments during available renewal periods.
Our floor plan credit agreements with Daimler Truck Financial Services Australia and Daimler Financial Services New Zealand provide us revolving loans for the acquisition of commercial vehicles for distribution to our retail network. These facilities include a commitment to repurchase dealer vehicles in the event the dealer's floor plan agreement is terminated.
We have $15.0 million of letters of credit outstanding and $26.8 million of bank guarantees as of March 31, 2026, and have posted $22.3 million of surety bonds in the ordinary course of business.

11. Equity
A summary of shares repurchased under our securities repurchase program, and shares acquired, is as follows:

	Three Months Ended March 31,
	2026	2025
Shares repurchased (1)	170,000	254,406
Aggregate purchase price in millions	$26.3	$39.9
Average purchase price per share	$154.83	$156.93

Shares acquired (2)	393	822
Aggregate purchase price in millions	$0.1	$0.1
Average purchase price per share	$164.91	$160.88
________________________
(1)Shares were repurchased under our securities repurchase program. We had $221.2 million in repurchase authorization remaining under the repurchase program as of March 31, 2026.
(2)Shares were acquired from employees in connection with a net share settlement feature of employee equity awards.
12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component during the three months ended March 31, 2026 and 2025, respectively, attributable to Penske Automotive Group common stockholders follows:
Three Months Ended March 31, 2026

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Loss
Balance at December 31, 2025	$(187.9)	$0.2	$(187.7)
Other comprehensive loss, net of tax	(13.4)	(8.4)	(21.8)
Balance at March 31, 2026	$(201.3)	$(8.2)	$(209.5)
Three Months Ended March 31, 2025

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$(354.0)	$(10.5)	$(364.5)
Other comprehensive income (loss), net of tax	55.2	(0.3)	54.9
Balance at March 31, 2025	$(298.8)	$(10.8)	$(309.6)
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

Three Months Ended March 31,
	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Total
Revenues
2026	$6,967.1	$694.6	$201.9	$—	$7,863.6
2025	6,918.6	823.7	211.5	—	7,953.8
Cost of sales
2026	$5,842.1	$566.4	$155.7	$—	$6,564.2
2025	5,782.4	682.7	167.3	—	6,632.4
Selling, general, and administrative expenses:
Personnel expenses
2026	$483.4	$63.2	$20.0	$—	$566.6
2025	472.6	65.9	18.8	—	557.3
Advertising expenses
2026	$29.8	$0.7	$0.6	$—	$31.1
2025	29.7	0.9	0.3	—	30.9
Rent & related expenses
2026	$105.3	$6.8	$4.4	$—	$116.5
2025	99.0	6.6	3.6	—	109.2
Other expenses (1)
2026	$228.2	$14.4	$8.8	$—	$251.4
2025	232.6	14.9	6.5	—	254.0
Depreciation
2026	$38.8	$4.4	$1.6	$—	$44.8
2025	35.3	3.9	1.4	—	40.6
Floor plan interest expense
2026	$34.5	$2.3	$1.3	$—	$38.1
2025	36.0	3.7	2.3	—	42.0
Other interest expense
2026	$26.5	$—	$1.9	$—	$28.4
2025	18.0	—	4.5	—	22.5
Equity in earnings of affiliates
2026	$—	$—	$—	$40.8	$40.8
2025	0.3	—	—	33.0	33.3

Segment income
2026 (2)	$238.9	$36.4	$7.6	$40.8	$323.7
2025 (3)	265.6	45.1	6.8	33.0	350.5
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

(2)Retail automotive segment income includes a gain of $60.4 million from the sale of one retail automotive franchise in the U.S.
(3)Retail automotive segment income includes a gain of $52.3 million from the sale of one retail automotive franchise in the U.S.

Total capital expenditures by reportable segment are set forth in the table below. As segment assets are not regularly provided to or used by the CODM to measure business performance or allocate resources, total segment assets are not presented.

Three Months Ended March 31,
	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Total
Capital expenditures
2026	$52.8	$8.2	$1.6	$—	$62.6
2025	66.0	17.8	0.9	—	84.7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025, and Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, and those in our other periodic reports filed with the Securities and Exchange Commission, and "Forward-Looking Statements." We have acquired, disposed, and initiated a number of businesses during the periods presented and addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. Our period-to-period results of operations may vary depending on the dates of acquisitions or disposals.
Overview
We are a diversified international transportation services company and one of the world's premier automotive and commercial truck retailers. We operate dealerships in the United States, the United Kingdom, Canada, Germany, Italy, Japan, and Australia, and we are one of the largest retailers of commercial trucks in North America for Freightliner. We also distribute and retail commercial vehicles, diesel and gas engines, power systems, and related parts and services principally in Australia and New Zealand. We employ over 28,800 people worldwide. Additionally, we own 28.9% of Penske Transportation Solutions, a business that employs nearly 41,000 people worldwide, manages one of the largest, most comprehensive and modern trucking fleets in North America with over 387,500 trucks, tractors, and trailers under lease, rental, and/or maintenance contracts, and provides innovative transportation, supply chain, and technology solutions to its customers.
Business Overview
During the three months ended March 31, 2026, our business generated $7.9 billion in total revenue, which is comprised of approximately $7.0 billion from retail automotive dealerships, $694.6 million from retail commercial truck dealerships, and $201.9 million from commercial vehicle distribution and other operations. We generated $1.3 billion in gross profit, which is comprised of $1.1 billion from retail automotive dealerships, $128.2 million from retail commercial truck dealerships, and $46.2 million from commercial vehicle distribution and other operations.
Retail Automotive. We are one of the largest global automotive retailers as measured by the $27.5 billion in total retail automotive dealership revenue we generated in 2025. We are diversified geographically with 56% of our total retail automotive dealership revenues in the three months ended March 31, 2026, generated in the U.S. and Puerto Rico and 44% generated outside of the U.S. We offer over 40 vehicle brands with 72% of our retail automotive franchised dealership revenue generated from premium brands, such as Audi, BMW, Land Rover, Lexus, Mercedes-Benz, and Porsche, and 22% of revenue generated from volume non-U.S. brands such as Toyota and Honda in the three months ended March 31, 2026. As of March 31, 2026, we operated 368 retail automotive franchised dealerships, of which 149 are located in the U.S. and 219 are located outside of the U.S., principally in the U.K. As of March 31, 2026, we also operated 15 used vehicle dealerships, with six dealerships in the U.S. operating under the brand name CarShop, eight dealerships in the U.K. operating under the brand name Sytner Select, and one dealership in Australia operating under the brand name Penske Select. We retailed and wholesaled, including agency units, more than 147,000 vehicles in the three months ended March 31, 2026.
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
During the three months ended March 31, 2026, we acquired two retail automotive franchises and sold one retail automotive franchise in the U.S., opened one retail automotive franchise in the U.K., and opened one retail automotive franchise in Germany. Retail automotive dealerships represented 88.6% of our total revenues and 86.6% of our total gross profit in the three months ended March 31, 2026.

Retail Commercial Truck Dealership. We operate Premier Truck Group ("PTG"), a heavy- and medium-duty retail truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations across 10 U.S. states and the Canadian provinces of Ontario and Manitoba. As of March 31, 2026, PTG operated 45 locations selling new and/or used trucks, performing service and parts operations, or offering collision repair services. We retailed and wholesaled 3,668 new and used trucks in the three months ended March 31, 2026. This business represented 8.8% of our total revenues and 9.9% of our total gross profit in the three months ended March 31, 2026.
Penske Australia. Penske Australia is the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy- and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand, and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU (a Rolls-Royce solution), Detroit Diesel, Allison Transmission, and Bergen Engines. Penske Australia offers products across the on- and off-highway markets, including in the trucking, mining, power generation, energy solutions, defense, marine, rail, and construction sectors and supports full parts and aftersales service through a network of branches, field service locations, and dealers across the region. These businesses represented 2.6% of our total revenues and 3.5% of our total gross profit in the three months ended March 31, 2026. We also own and operate three Porsche dealerships in Melbourne, Australia, which results are included within our retail automotive segment described above.
Penske Transportation Solutions. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. ("PTL"). PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. ("Mitsui"). We account for our investment in PTL under the equity method, and we therefore record our share of PTL's earnings on our statements of income under the caption "Equity in earnings of affiliates," which also includes the results of our other equity method investments. Penske Transportation Solutions ("PTS") is the universal brand name for PTL's various businesses, which articulates the breadth of their services. PTS is capable of meeting customers' needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental, and contract maintenance along with logistics services, such as dedicated contract carriage, distribution center management, supply chain management, and dry van truckload carrier services. We recorded $41.1 million and $33.2 million in equity earnings from this investment for the three months ended March 31, 2026 and 2025, respectively.
Outlook/Recent Developments
Tariffs. During 2025 and continuing into 2026, the U.S. enacted various tariffs on automobiles, automobile parts, and medium- and heavy-duty trucks and related parts which have impacted certain of our automotive and commercial vehicle suppliers, as well as our and PTS' operations. In February 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (IEEPA) were not authorized under that statute, although the ruling did not disturb other previously enacted tariffs. Developments regarding U.S. trade policy and the applicability and impact of tariffs on the vehicles, trucks and parts we sell remain fluid, and we continue to monitor the potential impact of tariffs on our business and results of operations.
Macroeconomic and Geopolitical Conditions. During 2026, higher fuel and energy prices, inflation, and broader geopolitical uncertainty may result in a more challenging operating environment, weaker consumer sentiment, and cost pressures in our markets. For additional discussion, see Item 1A. Risk Factors, "Macro-economic and geo-political conditions" in our Annual Report on Form 10-K for the year ended December 31, 2025.
Electric Vehicle ("EV") and Emissions Regulation. Federal and state governments and regulators in our markets have placed various restrictions on new retail automotive and commercial vehicles, in many cases requiring vehicle manufacturers to achieve progressively higher penetration of EVs or lower emissions of new internal combustion engine vehicle sales. The U.K. government requires in 2026 that 33% of new cars sold shall be electric vehicles (with limited allowances) and that manufacturers pay significant penalties if such amount is not achieved and has confirmed a ban on the sale of internal combustion engines in new cars and new vans beginning in 2030, while allowing hybrid vehicles to be sold until 2035 with limited exceptions. These U.K. regulations increase now through 2035 and continue to affect the profitability and mix of vehicles sold by our U.K. dealerships. In the U.S. commercial vehicle market, the EPA’s 2027 heavy-duty engine emissions standards establish more stringent requirements for model year 2027 and later heavy-duty engines, and we believe the recent clarity regarding those standards has contributed to increased order activity in recent months, with related sales expected to occur primarily in the second half of 2026 as discussed further below. For an additional discussion of certain risks associated with our business related to the EV and emissions, see Item 1A. Risk Factors, "Vehicle Emissions and Other Environmental Regulations" in our Annual Report on Form 10-K for the year ended December 31, 2025.

Retail Automotive. During the three months ended March 31, 2026, U.S. industry new light vehicle sales decreased 6.2%, to 3.7 million units, including a 7.2% decrease in retail sales, partially offset by a 5.5% increase in fleet sales, as compared to the same period last year. In the U.S., we believe our comparative new vehicle sales overall were negatively impacted by weather-related disruptions during January and February, the benefit in the prior period from tariff-related pull-forward of retail sales, and a 61.3% decrease in our new EV sales in the U.S., driven by reduced EV and emissions regulations in the U.S. and the elimination of certain tax incentives for the purchase of vehicles, including the previous $7,500 per new vehicle tax incentive on September 30, 2025. Following the expiration of those incentives, EV sales in the U.S. have remained lower than prior-year levels. For the remainder of 2026, we expect continued lower EV sales in the U.S. as compared to 2025 and lower availability of certain products from select manufacturers as compared to 2025. We expect continued strong demand for our service and parts operations driven by the increased average age of vehicles, recall campaigns, increased miles driven, and vehicle complexity. Affordability remains a consideration for consumers, given higher average vehicle prices and the resulting impact on monthly payments.
Although U.K. new vehicle registrations increased 5.9% to 0.6 million registrations, including a 9.9% increase in retail sales and a 2.8% increase in fleet sales, as compared to the same period last year, the sale of new premium brand vehicles across the U.K., representing a significant portion of our U.K. portfolio, remained flat over such period. We believe this performance relative to the broader U.K. market was driven in part by a difficult comparison to the prior year, which benefited from product releases at certain premium brands and sales pulled forward into the first quarter of 2025, coupled with higher business and consumer-related taxes and fees, including increased emissions-based charges on higher-emission vehicles, as well as the increased market share of Chinese manufacturers (which doubled their market share from 7.1% to 14.3% in the first quarter of 2026), and lower availability of certain products from select manufacturers.
Our new vehicle days' supply is 44 as of March 31, 2026, compared to 49 as of December 31, 2025. Our used vehicle days' supply is 39 as of March 31, 2026, compared to 49 as of December 31, 2025.
Retail Commercial Truck Dealership. During the three months ended March 31, 2026, North American sales of Class 6-8 medium- and heavy-duty trucks, the vehicles sold by our PTG business, decreased 17.1% from the same period last year to 85,901 units. The Class 6-7 medium-duty truck market decreased 11.1% from the same period last year to 34,192 units, and Class 8 heavy-duty trucks, the largest North American market, decreased 20.6% from the same period last year to 51,709 units. Lower order intake related to the weak freight environment during the third and fourth quarters of 2025 negatively impacted truck deliveries during the first quarter of 2026. However, order activity has begun increasing in recent months as the freight environment began to show signs of improvement, driven in part by customer orders placed ahead of anticipated 2027 emissions requirements. In addition, service and parts operations benefited from increased demand from delayed maintenance, as well as from an aging vehicle fleet. We expect related sales from increased order activity to occur primarily in the second half of 2026 and demand for service and parts operations to remain strong. As of March 31, 2026, the Class 6-8 medium- and heavy-duty truck backlog is 231,158 units according to data published by ACT Research compared to 170,568 as of December 31, 2025.
Commercial Vehicle Distribution and Other. During the three months ended March 31, 2026, the Australian heavy-duty truck market reported sales of 3,007 units, representing a decrease of 11.0% from the same period last year, while the New Zealand market reported sales of 573 units, representing a decrease of 5.4% from the same period last year. For 2026, we expect similar performance to 2025 for our on-highway businesses, with higher fuel prices and broader operating cost pressures on transport operators may continue to affect demand. We expect demand for defense and energy systems products to remain strong in 2026, in particular in providing standby power energy solutions for our data systems customers.
Penske Transportation Solutions. PTS experienced improved operating performance during the first quarter of 2026. As discussed above, in recent months we have seen increased order activity in the Class 8 market which, in addition to continued cost savings strategies, we expect will benefit PTS.
As described in "Forward-Looking Statements," there are a number of factors that could cause actual results to differ materially from our expectations, including those discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, and our other periodic reports filed with the Securities and Exchange Commission.
Operating Overview
Automotive and commercial truck dealerships represent 97.4% of our revenue and 85.0% of our earnings before taxes during the three months ended March 31, 2026. Income from our PTS investment represents 12.7% of our earnings before taxes during the three months ended March 31, 2026. New and used vehicle revenues typically include sales to retail customers, agency customers, fleet customers, and leasing companies providing consumer leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, sales of third-party insurance policies, commissions relating to the sale of finance and lease contracts to third parties, and the sales of certain other products. Service and parts revenues include fees paid by customers for repair, maintenance and collision services, and the sale of replacement parts and other aftermarket accessories as well as warranty repairs that are reimbursed directly by vehicle manufacturers.
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
As exchange rates fluctuate, our revenue and results of operations as reported in U.S. Dollars fluctuate. For example, if the British Pound were to weaken against the U.S. Dollar, our U.K. results of operations would translate into less U.S. Dollar reported results. Foreign currency average rate fluctuations increased revenue and gross profit by $227.6 million and $34.9 million, respectively, for the three months ended March 31, 2026. Foreign currency average rate fluctuations increased earnings per share by approximately $0.05 per share for the three months ended March 31, 2026. Excluding the impact of foreign currency average rate fluctuations, aggregate revenue and gross profit decreased 4.0% and decreased 4.3%, respectively, for the three months ended March 31, 2026.
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
The future success of our business is dependent upon, among other things, macro-economic, geo-political, and industry conditions and events, including their impact on sales of new and used vehicles, service and parts, and repair and maintenance services, the availability of consumer credit, changes in consumer demand, consumer confidence levels, fuel prices, demand for trucks to move freight with respect to PTS and PTG and other freight metrics such as spot rates or miles driven, personal discretionary spending levels, interest rates, foreign currency exchange rates, and unemployment rates; our ability to obtain vehicles and parts from our manufacturers, especially in light of supply chain disruptions due to natural disasters, tariffs and non-tariff trade barriers, any shortages of vehicle components, international conflicts, challenges in sourcing labor or labor strikes or work stoppages, or other disruptions; the control our manufacturer partners can exert over our operations and our reliance on them for various aspects of our business; risks to our reputation and those of our manufacturer partners; changes in the retail model from direct sales by manufacturers, a transition to an agency model of sales, sales by online competitors, or from the expansion of EVs; disruptions to the security and availability of our information technology systems and those of our third party providers, which systems are increasingly threatened by ransomware and other cyber attacks; the effects of a pandemic on the global economy, including our ability to react effectively to changing business conditions in light of any pandemic; the impact of tariffs targeting imported vehicles and parts, as well as changes or increases in tariffs, trade restrictions, trade disputes, or non-tariff trade barriers; the rate of inflation, including its impact on vehicle affordability; changes in interest rates and foreign currency exchange rates; our ability to consummate, integrate, and realize returns on our acquisitions; with respect to PTS, changes in the financial health of its customers, labor strikes or work stoppages by its employees, a reduction in PTS' asset utilization rates, the cost of acquiring and the continued availability from truck manufacturers and suppliers of vehicles and parts for its fleet, including with respect to the effect of various regulations concerning its vehicle fleet, changes in values of used trucks which affects PTS' profitability on truck sales and regulatory risks and related compliance costs; our ability to realize returns on our significant capital investments in new and upgraded dealership facilities; our ability to navigate a rapidly changing automotive and truck landscape; our ability to respond to new or enhanced regulations in both our domestic and international markets relating to dealerships and vehicles sales, including those related to the sales process, emissions standards or electrification; the success of our distribution of commercial vehicles, engines, and power systems; natural disasters; recall initiatives or other disruptions that interrupt the supply of vehicles or parts to us; the outcome of legal and administrative matters, and other factors over which management has limited control. See Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, and our other periodic reports filed with the Securities and Exchange Commission.
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
The accounting policy applied in the preparation of our financial statements that management believes is the most dependent upon the use of estimates and assumptions is our impairment testing of goodwill and other indefinite-lived intangible assets. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Annual Report on Form 10-K for additional detail and discussion of this critical accounting estimate. There have been no material changes in critical accounting estimates as described in our most recent Annual Report.
Results of Operations
The following tables present comparative financial data relating to our operating performance in the aggregate and on a "same-store" basis. Dealership results are included in same-store comparisons when we have consolidated the acquired entity during the entirety of both periods being compared. As an example, if a dealership were acquired on January 15, 2024, the results of the acquired entity would be included in annual same-store comparisons beginning with the year ended December 31, 2026, and in quarterly same-store comparisons beginning with the quarter ended June 30, 2025.
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

Our results for the three months ended March 31, 2026, include a gain of $60.4 million from the sale of one retail automotive franchise in the U.S., resulting in an after-tax gain of $44.8 million, or $0.68 per share. This gain was partially offset by disposals and other charges in the first quarter of 2026 of $13.0 million (none of which was individually material), resulting in an after-tax expense of $10.9 million, or $0.17 per share. This resulted in a net after-tax gain of $33.9 million, or $0.51 per share.
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
Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025
Retail Automotive Dealership New Vehicle Data
(In millions, except unit and per unit amounts)

			2026 vs. 2025
New Vehicle Data	2026	2025	Change	% Change
New retail unit sales (excluding agency)	50,036	55,524	(5,488)	(9.9)%
Same-store new retail unit sales (excluding agency)	49,098	54,555	(5,457)	(10.0)%
New agency unit sales	13,011	10,686	2,325	21.8%
Same-store new agency unit sales	13,011	10,686	2,325	21.8%
New sales revenue	$3,080.7	$3,248.0	$(167.3)	(5.2)%
Same-store new sales revenue	$3,018.8	$3,202.9	$(184.1)	(5.7)%
New retail sales revenue per unit (excluding agency)	$60,905	$58,021	$2,884	5.0%
Same-store new retail sales revenue per unit (excluding agency)	$60,807	$58,225	$2,582	4.4%
Gross profit — new	$270.3	$302.5	$(32.2)	(10.6)%
Same-store gross profit — new	$263.5	$299.4	$(35.9)	(12.0)%
Average gross profit per new vehicle (excluding agency)	$4,783	$5,014	$(231)	(4.6)%
Same-store average gross profit per new vehicle (excluding agency)	$4,735	$5,046	$(311)	(6.2)%
Gross margin % — new	8.8%	9.3%	(0.5)%	(5.4)%
Same-store gross margin % — new	8.7%	9.3%	(0.6)%	(6.5)%
Units
Retail unit deliveries of new vehicles decreased from 2025 to 2026 due to a 3,132 unit, or 4.8%, decrease in same-store new retail unit deliveries, coupled with a 31 unit decrease from net dealership acquisitions/dispositions. Same-store retail units delivered decreased 9.5% in the U.S. and increased 1.4% internationally. Overall, new retail unit deliveries decreased 9.7% in the U.S. and increased 1.8% internationally. We believe the decrease in retail unit sales in the U.S. is due to weather-related disruptions during January and February and the benefit in the prior period from tariff-related pull-forward of retail sales, as well as lower demand for electric vehicles subsequent to the elimination of certain U.S. tax incentives as of September 30, 2025. We believe the increase in retail unit deliveries internationally is primarily due to the increase of our sales from Chinese manufacturers, coupled with increases in sales of certain premium brands, partially offset by the elimination of premium vehicles from certain government incentive programs in the U.K.
Revenues
New vehicle sales revenue decreased from 2025 to 2026 due to a $184.1 million, or 5.7%, decrease in same-store revenues, partially offset by a $16.8 million increase from net dealership acquisitions/dispositions. Excluding $67.7 million of favorable foreign currency fluctuations, same-store new revenue decreased 7.9%. Same-store revenue (excluding agency) decreased due to the decrease in same-store new retail unit sales, which decreased revenue by $317.7 million, partially offset by a $2,582 per unit increase in same-store comparative average retail selling price (including a $1,334 per retail unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $126.8 million. We believe the increase in same-store comparative average retail selling price (excluding agency) is primarily due to the increased costs of acquiring vehicles from the manufacturer.

Gross Profit
Retail gross profit from new vehicle sales decreased from 2025 to 2026 due to a $35.9 million, or 12.0%, decrease in same-store gross profit, partially offset by a $3.7 million increase from net dealership acquisitions/dispositions. Excluding $6.9 million of favorable foreign currency fluctuations, same-store gross profit decreased 14.3%. Same-store gross profit (excluding agency) decreased due to the decrease in same-store new retail sales, which decreased retail gross profit by $27.5 million, coupled with a $311 per unit decrease in same-store comparative average gross profit (despite a $100 per retail unit increase attributable to favorable foreign currency fluctuations), which decreased gross profit by $15.3 million. We believe the decrease in same-store comparative average retail gross profit per unit (excluding agency) is primarily due to a highly competitive selling environment, the benefit in the prior period from tariff-related pull-forward of retail sales, and vehicle affordability considerations.
Retail Automotive Dealership Used Vehicle Data
(In millions, except unit and per unit amounts)

			2026 vs. 2025
Used Vehicle Data	2026	2025	Change	% Change
Used retail unit sales	60,126	60,487	(361)	(0.6)%
Same-store used retail unit sales	59,552	59,138	414	0.7%
Used retail sales revenue	$2,429.4	$2,264.1	$165.3	7.3%
Same-store used retail sales revenue	$2,408.3	$2,225.9	$182.4	8.2%
Used retail sales revenue per unit	$40,406	$37,431	$2,975	7.9%
Same-store used retail sales revenue per unit	$40,441	$37,639	$2,802	7.4%
Gross profit — used	$124.8	$128.1	$(3.3)	(2.6)%
Same-store gross profit — used	$123.6	$126.9	$(3.3)	(2.6)%
Average gross profit per used vehicle retailed	$2,076	$2,119	$(43)	(2.0)%
Same-store average gross profit per used vehicle retailed	$2,076	$2,147	$(71)	(3.3)%
Gross margin % — used	5.1%	5.7%	(0.6)%	(10.5)%
Same-store gross margin % — used	5.1%	5.7%	(0.6)%	(10.5)%
Units
Retail unit sales of used vehicles decreased from 2025 to 2026 due to a 775 unit decrease from net dealership acquisitions/dispositions, partially offset by a 414 unit, or 0.7%, increase in same-store used retail unit sales. Our same-store units decreased 2.9% in the U.S. and increased 4.4% internationally. Overall, our used units decreased 3.8% in the U.S. and increased 2.7% internationally. We believe the decrease in same-store retail sales of used units in the U.S. is primarily due to weather-related disruptions during January and February, as well as the limited availability of lower mileage, used vehicles from lower lease returns. We believe the increase in same-store retail sales of used units internationally is primarily due to increased consumer demand due to overall affordability concerns in our international markets.
Revenues
Used vehicle retail sales revenue increased from 2025 to 2026 due to a $182.4 million, or 8.2%, increase in same-store revenues, partially offset by a $17.1 million decrease from net dealership acquisitions/dispositions. Excluding $91.7 million of favorable foreign currency fluctuations, same-store used retail revenue increased 4.1%. The increase in same-store revenue is due to a $2,802 per unit increase in same-store comparative average selling price (including a $1,540 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $165.7 million, coupled with the increase in same-store used retail unit sales discussed above, which increased revenue by $16.7 million. We believe the increase in same-store comparative average selling price is primarily due to the increased costs to acquire vehicles.
Gross Profit
Retail gross profit from used vehicle sales decreased from 2025 to 2026 due to a $3.3 million, or 2.6%, decrease in same-store gross profit. Excluding $4.8 million of favorable foreign currency fluctuations, same-store gross profit decreased 6.4%. The decrease in same-store gross profit is due to a $71 per unit decrease in same-store comparative average gross profit (despite a $80 per unit increase attributable to favorable foreign currency fluctuations), which decreased gross profit by $4.2 million, partially offset by the increase in same-store used retail unit sales, which increased gross profit by $0.9 million. We believe the decrease in same-store comparative average gross profit per unit is primarily due to higher acquisition costs of vehicles, coupled with the competitive selling environment particularly in the U.S. and U.K. markets.
Retail Automotive Dealership Finance and Insurance Data
(In millions, except unit and per unit amounts)

			2026 vs. 2025
Finance and Insurance Data	2026	2025	Change	% Change
Total retail unit sales	110,162	116,011	(5,849)	(5.0)%
Total same-store retail unit sales	108,650	113,693	(5,043)	(4.4)%
Total agency unit sales	13,011	10,686	2,325	21.8%
Total same-store agency unit sales	13,011	10,686	2,325	21.8%
Finance and insurance revenue	$202.3	$205.4	$(3.1)	(1.5)%
Same-store finance and insurance revenue	$200.2	$201.9	$(1.7)	(0.8)%
Finance and insurance revenue per unit (excluding agency)	$1,787	$1,737	$50	2.9%
Same-store finance and insurance revenue per unit (excluding agency)	$1,807	$1,750	$57	3.3%
Finance and insurance revenue decreased from 2025 to 2026 due to a $1.7 million, or 0.8%, decrease in same-store revenue, coupled with a $1.4 million decrease from net dealership acquisitions/dispositions. Excluding $5.0 million of favorable foreign currency fluctuations, same-store finance and insurance revenue decreased 3.3%. Same-store revenue (excluding agency) decreased due to the decrease in combined same-store new and used retail unit sales, which decreased revenue by $8.8 million, partially offset by a $57 per unit increase in same-store comparative average finance and insurance retail revenue (including a $44 per retail unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $6.2 million. Same-store finance and insurance revenue per unit (excluding agency) decreased 0.6% in the U.S. and increased 9.7% in the U.K. We believe the increase in same-store finance and insurance revenue per unit (excluding agency) is primarily due to the increase in average selling price of both new and used vehicles, as well as improved finance and insurance penetration internationally.
Retail Automotive Dealership Service and Parts Data
(In millions)

			2026 vs. 2025
Service and Parts Data	2026	2025	Change	% Change
Service and parts revenue	$863.9	$825.6	$38.3	4.6%
Same-store service and parts revenue	$852.8	$815.1	$37.7	4.6%
Gross profit — service and parts	$509.7	$482.4	$27.3	5.7%
Same-store service and parts gross profit	$502.9	$475.8	$27.1	5.7%
Gross margin % — service and parts	59.0%	58.4%	0.6%	1.0%
Same-store service and parts gross margin %	59.0%	58.4%	0.6%	1.0%
Revenues
Service and parts revenue increased from 2025 to 2026, with an increase of 2.9% in the U.S. and an increase of 7.5% internationally. The increase in service and parts revenue is due to a $37.7 million, or 4.6%, increase in same-store revenues, coupled with a $0.6 million increase from net dealership acquisitions/dispositions. Excluding $22.9 million of favorable foreign currency fluctuations, same-store revenue increased 1.8%. The increase in same-store revenue, which was partially offset by weather-related disruptions during January and February, is due to a $33.6 million, or 5.9%, increase in customer pay revenue and a $4.2 million, or 2.2%, increase in warranty revenue, partially offset by a $0.1 million, or 0.2%, decrease in vehicle preparation and body shop revenue. We believe the increase in same-store revenue is primarily due to increasing vehicle complexity, increases in effective labor rates, the retail cost of parts due to inflation and tariffs, and continuing vehicle recalls.

Gross Profit
Service and parts gross profit increased from 2025 to 2026 due to a $27.1 million, or 5.7%, increase in same-store gross profit, coupled with a $0.2 million increase from net dealership acquisitions/dispositions. Excluding $12.3 million of favorable foreign currency fluctuations, same-store gross profit increased 3.1%. The increase in same-store gross profit, which was partially offset by weather-related disruptions during January and February, is due to the increase in same-store revenues, which increased gross profit by $22.2 million, coupled with a 0.6% increase in same-store gross margin from 58.4% to 59.0%, which increased gross profit by $4.9 million. The increase in same-store gross profit is due to an $18.4 million, or 6.7%, increase in customer pay gross profit, a $5.0 million, or 4.9%, increase in warranty gross profit, and a $3.7 million, or 3.7%, increase in vehicle preparation and body shop gross profit. We believe the increase in same-store gross margin is primarily due to a change in the mix of warranty and customer pay, coupled with an increase in the effective labor rate.
Retail Commercial Truck Dealership Data
(In millions, except unit and per unit amounts)

			2026 vs. 2025
New Commercial Truck Data	2026	2025	Change	% Change
New retail unit sales	2,786	3,739	(953)	(25.5)%
Same-store new retail unit sales	2,786	3,739	(953)	(25.5)%
New retail sales revenue	$401.2	$527.2	$(126.0)	(23.9)%
Same-store new retail sales revenue	$401.2	$527.2	$(126.0)	(23.9)%
New retail sales revenue per unit	$144,019	$140,988	$3,031	2.1%
Same-store new retail sales revenue per unit	$144,019	$140,988	$3,031	2.1%
Gross profit — new	$23.2	$33.5	$(10.3)	(30.7)%
Same-store gross profit — new	$23.2	$33.5	$(10.3)	(30.7)%
Average gross profit per new truck retailed	$8,314	$8,960	$(646)	(7.2)%
Same-store average gross profit per new truck retailed	$8,314	$8,960	$(646)	(7.2)%
Gross margin % — new	5.8%	6.4%	(0.6)%	(9.4)%
Same-store gross margin % — new	5.8%	6.4%	(0.6)%	(9.4)%
Units
Retail unit sales of new trucks decreased from 2025 to 2026 due to a 953 unit, or 25.5%, decrease in same-store new retail unit sales. We believe the decrease in same-store unit sales is primarily due to reduced orders during the third and fourth quarters of 2025 related to the prolonged recessionary freight rate environment and the implementation of tariffs, coupled with market uncertainty prior to the recent clarity regarding the 2027 heavy-duty emissions standards.
Revenues
New commercial truck retail sales revenue decreased from 2025 to 2026 due to a $126.0 million, or 23.9%, decrease in same-store revenues. The decrease in same-store revenue is due to the decrease in same-store new retail unit sales, which decreased revenue by $134.4 million, partially offset by a $3,031 per unit increase in same-store comparative average selling price, which increased revenue by $8.4 million. We believe the increase in same-store comparative average selling price is primarily due to standard price increases from the manufacturer, coupled with increases due to tariffs.
Gross Profit
New commercial truck retail gross profit decreased from 2025 to 2026 due to a $10.3 million, or 30.7%, decrease in same-store gross profit. The decrease in same-store gross profit is due to the decrease in same-store new retail unit sales, which decreased gross profit by $8.5 million, coupled with a $646 per unit decrease in same-store comparative average gross profit, which decreased gross profit by $1.8 million. We believe the decrease in same-store comparative average gross profit per unit is primarily due to a shift in the sales mix toward larger fleets.

			2026 vs. 2025
Used Commercial Truck Data	2026	2025	Change	% Change
Used retail unit sales	797	975	(178)	(18.3)%
Same-store used retail unit sales	797	975	(178)	(18.3)%
Used retail sales revenue	$52.2	$63.8	$(11.6)	(18.2)%
Same-store used retail sales revenue	$52.2	$63.8	$(11.6)	(18.2)%
Used retail sales revenue per unit	$65,494	$65,468	$26	—%
Same-store used retail sales revenue per unit	$65,494	$65,468	$26	—%
Gross profit — used	$5.5	$7.3	$(1.8)	(24.7)%
Same-store gross profit — used	$5.5	$7.3	$(1.8)	(24.7)%
Average gross profit per used truck retailed	$6,889	$7,451	$(562)	(7.5)%
Same-store average gross profit per used truck retailed	$6,889	$7,451	$(562)	(7.5)%
Gross margin % — used	10.5%	11.4%	(0.9)%	(7.9)%
Same-store gross margin % — used	10.5%	11.4%	(0.9)%	(7.9)%
Units
Retail unit sales of used trucks decreased from 2025 to 2026 due to a 178 unit, or 18.3%, decrease in same-store retail unit sales. We believe the decrease in same-store unit sales is primarily due to lower demand for used trucks due to market uncertainty and the prolonged recessionary freight rate environment.
Revenues
Used commercial truck retail sales revenue decreased from 2025 to 2026 due to an $11.6 million, or 18.2%, decrease in same-store revenues. The decrease in same-store revenue is primarily due to the decrease in same-store used retail unit sales, which decreased revenue by $11.7 million.
Gross Profit
Used commercial truck retail gross profit decreased from 2025 to 2026 primarily due to a $1.8 million, or 24.7%, decrease in same-store gross profit. The decrease in same-store gross profit is due to the decrease in same-store used retail unit sales, which decreased gross profit by $1.3 million, coupled with a $562 per unit decrease in same-store comparative average gross profit, which decreased gross profit by $0.5 million. We believe the decrease in same-store comparative average gross profit per unit is primarily due to a change in the mix of units sold, coupled with the prolonged recessionary freight rate environment.

			2026 vs. 2025
Service and Parts Data	2026	2025	Change	% Change
Service and parts revenue	$232.2	$222.0	$10.2	4.6%
Same-store service and parts revenue	$230.2	$221.2	$9.0	4.1%
Gross profit — service and parts	$93.3	$92.6	$0.7	0.8%
Same-store service and parts gross profit	$92.2	$92.3	$(0.1)	(0.1)%
Gross margin % — service and parts	40.2%	41.7%	(1.5)%	(3.6)%
Same-store service and parts gross margin %	40.1%	41.7%	(1.6)%	(3.8)%
Revenues
Service and parts revenue increased from 2025 to 2026 due to a $9.0 million, or 4.1%, increase in same-store revenues, coupled with a $1.2 million increase from net dealership acquisitions/dispositions. Customer pay work represented 78.8%, warranty represented 18.1%, and collision repair represented 3.1% of PTG's service and parts revenue. The increase in same-store revenue is due to a $9.1 million, or 5.3%, increase in customer pay revenue and a $0.4 million, or 1.0%, increase in warranty revenue, partially offset by a $0.5 million, or 7.5%, decrease in body shop revenue. We believe the increase in same-store service and parts revenue is primarily due to increased demand for repairs and maintenance services driven by aging vehicle fleet and increased demand from delayed maintenance.

Gross Profit
Service and parts gross profit increased from 2025 to 2026 due to a $0.8 million increase from net dealership acquisitions/dispositions, partially offset by a $0.1 million, or 0.1%, decrease in same-store gross profit. The decrease in same-store gross profit is due to a 1.6% decrease in same-store gross margin, which decreased gross profit by $3.7 million, partially offset by the increase in same-store revenues, which increased gross profit by $3.6 million. Same-store gross profit increased $0.9 million, or 1.5%, in customer pay gross profit, offset by a $0.7 million, or 9.7%, decrease in body shop gross profit and a $0.3 million, or 1.3%, decrease in warranty gross profit.
Commercial Vehicle Distribution and Other Data
(In millions, except unit amounts)

			2026 vs. 2025
Penske Australia Data	2026	2025	Change	% Change
Commercial vehicle units (wholesale and retail)	249	302	(53)	(17.5)%
Power system units	195	331	(136)	(41.1)%
Sales revenue	$201.9	$211.5	$(9.6)	(4.5)%
Gross profit	$46.2	$44.2	$2.0	4.5%
Penske Australia primarily distributes and services commercial vehicles, engines, and power systems. This business generated $201.9 million of revenue during the three months ended March 31, 2026, compared to $211.5 million of revenue in the prior year period, a decrease of 4.5%. This business also generated $46.2 million of gross profit during the three months ended March 31, 2026, compared to $44.2 million of gross profit in the prior year period, an increase of 4.5%. Excluding $19.7 million of favorable foreign currency fluctuations, revenue decreased 13.9%, and excluding $4.4 million of favorable foreign currency fluctuations, gross profit decreased 5.2%. These decreases are primarily due to a decrease in units sold related to the decline in the Australian and New Zealand heavy-duty truck market, coupled with the timing of orders on power system units.
Selling, General, and Administrative Data
(In millions)

			2026 vs. 2025
Selling, General, and Administrative Data	2026	2025	Change	% Change
Personnel expense	$566.6	$557.3	$9.3	1.7%
Advertising expense	$31.1	$30.9	$0.2	0.6%
Rent & related expense	$116.5	$109.2	$7.3	6.7%
Other expense	$251.4	$254.0	$(2.6)	(1.0)%
Total SG&A expenses	$965.6	$951.4	$14.2	1.5%
Same-store SG&A expenses	$952.5	$938.6	$13.9	1.5%

Personnel expense as % of gross profit	43.6%	42.2%	1.4%	3.3%
Advertising expense as % of gross profit	2.4%	2.3%	0.1%	4.3%
Rent & related expense as % of gross profit	9.0%	8.3%	0.7%	8.4%
Other expense as % of gross profit	19.3%	19.2%	0.1%	0.5%
Total SG&A expenses as % of gross profit	74.3%	72.0%	2.3%	3.2%
Same-store SG&A expenses as % of same-store gross profit	74.3%	71.8%	2.5%	3.5%
Selling, general, and administrative expenses ("SG&A") increased from 2025 to 2026 due to a $13.9 million, or 1.5%, increase in same-store SG&A, coupled with a $0.3 million increase from net dealership acquisitions/dispositions. Excluding $27.0 million of unfavorable foreign currency fluctuations, same-store SG&A decreased 1.4%. SG&A expenses as a percentage of gross profit was 74.3%, an increase of 230 basis points compared to 72.0% in the prior year. SG&A expenses as a percentage of total revenue were 12.3% and 12.0% in the three months ended March 31, 2026 and 2025, respectively. We believe the increase in SG&A expenses as a percentage of gross profit is primarily due to increases in personnel expenses and rent and related expenses.

Depreciation
(In millions)

			2026 vs. 2025
	2026	2025	Change	% Change
Depreciation	$44.8	$40.6	4.2	10.3%
Depreciation increased from 2025 to 2026 due to a $3.9 million, or 9.6%, increase in same-store depreciation due to capital expenditures, coupled with a $0.3 million increase from net dealership acquisitions/dispositions.
Floor Plan Interest Expense
(In millions)

			2026 vs. 2025
	2026	2025	Change	% Change
Floor plan interest expense	$38.1	$42.0	(3.9)	(9.3)%
Floor plan interest expense decreased from 2025 to 2026 due to a $3.5 million, or 8.4%, decrease in same-store floor plan interest expense, coupled with a $0.4 million decrease from net dealership acquisitions/dispositions. The overall decrease is due to decreases in applicable rates, coupled with decreases in average amounts outstanding under floor plan arrangements due to decreasing levels of inventory.
Other Interest Expense
(In millions)

			2026 vs. 2025
	2026	2025	Change	% Change
Other interest expense	$28.4	$22.5	5.9	26.2%
Other interest expense increased from 2025 to 2026 due to increases in average revolver borrowing amounts outstanding under our credit agreements, partially offset by decreases in applicable rates throughout the year.
Equity in Earnings of Affiliates
(In millions)

			2026 vs. 2025
	2026	2025	Change	% Change
Equity in earnings of affiliates	$40.8	$33.3	7.5	22.5%
Equity in earnings of affiliates increased from 2025 to 2026 due to a $7.9 million, or 23.8%, increase in earnings from our investment in PTS, partially offset by the decrease in earnings from our joint ventures primarily due to the sale of our 50% interest in our joint venture in Spain during the second quarter of 2025. We believe the increase in our PTS equity earnings was driven by improved operating performance during the first quarter of 2026, including growth in full-service leasing revenue, improved fleet utilization, and lower operating and interest expenses, including maintenance and depreciation expense, resulting from continued fleet reductions. These benefits were partially offset by continued challenging conditions in the rental market, which pressured commercial and consumer rental demand, as well as lower gain on sale of used trucks.

Income Taxes
(In millions)

			2026 vs. 2025
	2026	2025	Change	% Change
Income taxes	$88.8	$92.1	(3.3)	(3.6)%
Income taxes decreased from 2025 to 2026 primarily due to a $26.8 million decrease in our pre-tax income compared to the prior year. Our effective tax rate was 27.4% during the three months ended March 31, 2026, compared to 26.3% during the three months ended March 31, 2025, primarily due to our acquisition of PMG whose earnings only became subject to corporate income taxes after our November 2025 acquisition, coupled with the fluctuations in our geographic pre-tax income mix.
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
As of March 31, 2026, we had $83.7 million of cash available to fund our operations and capital commitments. In addition, we had an aggregate of approximately $1.2 billion available for borrowing under our U.S. credit agreement, U.K.

credit agreement, the revolving mortgage facility through Toyota Motor Credit Corporation in the U.S., and other various credit facilities.
Securities Repurchases
From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, through a pre-arranged trading plan, pursuant to the terms of an accelerated share repurchase program, or by other means. We have historically implemented pre-arranged trading plans as part of our securities repurchase programs. These plans authorize share repurchases based on parameters outlined in the specific plan during periods when we otherwise would not trade in our securities, such as the period approaching the end of a quarter through our public announcement of earnings. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit agreement, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as general economic and industry conditions, the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions, dividends, the repayment of our existing indebtedness, and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. As of March 31, 2026, $221.2 million remained outstanding and available for repurchases under our securities repurchase program. This authority has no expiration. Refer to the disclosures provided in Part I, Item 1, Note 11 of the Notes to our Consolidated Condensed Financial Statements for a summary of shares repurchased during the three months ended March 31, 2026.
Dividends
We paid the following cash dividends on our common stock in 2025 and 2026:
Per Share Dividends

2025

First Quarter	$1.22
Second Quarter	$1.26
Third Quarter	$1.32
Fourth Quarter	$1.38

2026

First Quarter	$1.40
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

Long-Term Debt Obligations
As of March 31, 2026, we had the following long-term debt obligations outstanding:

(In millions)	March 31, 2026
U.S. credit agreement — revolving credit line	$620.0
U.K. credit agreement — revolving credit line	43.6
3.75% senior subordinated notes due 2029	497.5
Mortgage facilities	971.2
Other debt	504.6
Total long-term debt	$2,636.9
Less: current portion	(423.1)
Net long-term debt	$2,213.8
As of March 31, 2026, we were in compliance with all financial covenants under our credit agreements, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 9 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of our long-term debt obligations.
Short-Term Borrowings
As of March 31, 2026, we had five principal sources of short-term borrowings: our U.S. credit agreement (with $1.5 billion of total capacity), U.K. credit agreement, other local country credit agreements, the revolving mortgage facility through Toyota Motor Credit Corporation, and the floor plan agreements that we utilize to finance our vehicle inventories. We are also able to access availability under the floor plan agreements to fund our cash needs. Our borrowings vary over time based on our cash flows, capital requirements and investment activities. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories. Approximately $1.2 billion was available for borrowing under our various credit facilities as of March 31, 2026. During the three months ended March 31, 2026, our outstanding revolving commitments under the U.S. credit agreement varied between $234.0 million and $934.0 million.
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
Investments
We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee's income each period. The net book value of our investments was $1,962.9 million and $1,923.7 million as of March 31, 2026, and December 31, 2025, respectively, including $1,959.9 million and $1,920.6 million, respectively, relating to PTS.
Operating Leases
We estimate the total rent obligations under our operating leases, including any extension periods that we are reasonably certain to exercise at our discretion and assuming constant consumer price indices, to be $5.4 billion. As of March 31, 2026, we were in compliance with all financial covenants under these leases consisting principally of leases for dealerships and other properties, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 3 and Note 10 of the Notes to our Consolidated Condensed Financial Statements for a description of our operating leases.
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
Condensed income statement information:

	PAG and Guarantor Subsidiaries
	Three Months Ended March 31, 2026	Twelve Months Ended December 31, 2025
Revenues	$4,304.9	$18,852.1
Gross profit	749.3	3,179.9
Equity in earnings of affiliates	41.1	192.8
Net income	203.2	799.6
Net income attributable to Penske Automotive Group	203.2	799.6
Condensed balance sheet information:

	PAG and Guarantor Subsidiaries
	March 31, 2026	December 31, 2025
Current assets	$2,890.8	$2,845.6
Property and equipment, net	1,818.6	1,707.8
Equity method investments	1,961.2	1,921.9
Other noncurrent assets (1)	4,616.4	4,122.7
Current liabilities	3,062.7	2,911.8
Noncurrent liabilities	4,797.1	4,316.5
__________
(1)There were no amounts due from Non-Guarantor subsidiaries as of March 31, 2026, compared to $27.3 million as of December 31, 2025.
During the three months ended March 31, 2026, PAG received $60.4 million from Non-Guarantor subsidiaries. During the twelve months ended December 31, 2025, PAG received $189.8 million from Non-Guarantor subsidiaries.

Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities. The major components of these changes are discussed below.

	Three Months Ended March 31,
(In millions)	2026	2025
Net cash provided by operating activities	$215.0	$291.0
Net cash used in investing activities	(634.4)	(4.6)
Net cash provided by (used in) financing activities	438.6	(248.3)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	1.5
Net change in cash and cash equivalents	$19.0	$39.6
Cash Flows from Operating Activities
Cash flows from operating activities include net income, as adjusted for non-cash items and the effects of changes in working capital.
We had net cash provided by operating activities of $215.0 million and $291.0 million during the three months ended March 31, 2026 and 2025, respectively. The decrease of $76.0 million was primarily due to the timing of working capital related payments, including accounts receivable, inventory, and floor plan notes payable. Excluding non-cash items, these impacts were coupled with a decrease in earnings as discussed above under "Results of Operations."
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

	Three Months Ended March 31,
(In millions)	2026	2025
Net cash provided by operating activities as reported	$215.0	$291.0
Floor plan notes payable — non-trade as reported	85.6	(27.2)
Net cash provided by operating activities including all floor plan notes payable	$300.6	$263.8
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of cash used for capital expenditures, proceeds from the sale of dealerships, proceeds from the sale of property and equipment, and cash used for net expenditures for acquisitions. Capital expenditures were $62.6 million and $84.7 million during the three months ended March 31, 2026 and 2025, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our capital expenditures with operating cash flows or borrowings under our credit agreements. Proceeds from the sale of dealerships were $77.0 million and $77.8 million during the three months ended March 31, 2026 and 2025, respectively. Proceeds from the sale of property and equipment were $20.5 million and $4.0 million during the three months ended March 31, 2026 and 2025, respectively. Cash used in acquisitions, net of cash acquired, was $669.7 million and included $15.0 million of cash used to repay sellers' floor plan liabilities in such business acquisitions during the three months ended March 31, 2026, compared to no cash used in acquisitions during the three months ended March 31, 2025.
Cash Flows from Financing Activities
Cash flows from financing activities include net borrowings and repayments of debt, net borrowings and repayments of floor plan notes payable non-trade, repurchases of common stock, dividends, distributions to partners from Penske Motor Group, and payments for debt issuance costs.
We had net borrowings of other debt of $473.1 million and net repayments of $92.0 million during the three months ended March 31, 2026 and 2025, respectively. We had net borrowings of floor plan notes payable non-trade of $85.6 million and net repayments $27.2 million during the three months ended March 31, 2026 and 2025, respectively. We repurchased 0.2 million and 0.3 million shares of common stock under our securities repurchase program for $26.3 million and $39.9 million during the three months ended March 31, 2026 and 2025, respectively. We acquired 393 and 822 shares from employees in connection with a net share settlement feature of employee equity awards for $0.1 million and $0.1 million during the three months ended March 31, 2026 and 2025, respectively. We also paid cash dividends to our stockholders of $92.6 million and $81.8 million during the three months ended March 31, 2026 and 2025, respectively. We made payments for debt issuance costs of $0.9 million and $0.3 million during the three months ended March 31, 2026, and 2025, respectively.
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
Voting Agreement
Penske Corporation ("PC") and the Company entered into a voting agreement (the "Voting Agreement") pursuant to which PC agreed, on each matter brought to a vote at any annual or special meeting of our stockholders and in connection with any action proposed to be taken by consent of our stockholders in lieu of a meeting, to vote all shares of Voting Common Stock, or other voting or equity securities of ours which could be issued (together with the Voting Common Stock, the "Voting Securities") beneficially owned by PC, that, together with the Voting Securities held by Roger S. Penske, our Chair and Chief Executive Officer, and any entity that Roger S. Penske controls, exceed 43.57% of the outstanding Voting Securities (the "Excess Voting Securities"), in the same proportion as all votes cast by stockholders other than PC, Roger S. Penske or any entity that Roger S. Penske controls (except as otherwise required by the existing Stockholders Agreement). Any Voting Securities that are not Excess Voting Securities may be voted at the discretion of PC. The Voting Agreement will terminate per its terms at the time that PC ceases to beneficially own 30% or more of the Voting Securities then outstanding. Notwithstanding the foregoing, the Voting Agreement does not impact the provisions of the Stockholders Agreement noted above as currently in effect.
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

Joint Venture Relationships
From time to time, we enter into joint venture relationships in the ordinary course of business, pursuant to which we own and operate automotive dealerships together with other investors. We may also provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of March 31, 2026, our automotive joint venture relationships were as follows:

Location	Dealerships	Ownership Interest
Fairfield, Connecticut	Audi, Mercedes-Benz, Sprinter, Porsche	80.00% (A)
Greenwich, Connecticut	Mercedes-Benz	80.00% (A)
Northern Italy	BMW, MINI, Ferrari, Maserati, Porsche, Audi, Jaguar, Land Rover, Volvo, Mercedes-Benz, smart, Lamborghini	95.00% (A)
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
Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, and our other periodic reports filed with the Securities and Exchange Commission. Important factors that could also cause actual results to differ materially from our expectations include the following:
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
•we could be subject to legal, administrative, or regulatory proceedings which, if the outcomes are adverse to us, could have a material adverse effect on our business, including the result of the industry-wide motor vehicle finance consumer redress program imposed by the U.K. Financial Conduct Authority in connection with their review of vehicle financing practices, which provides for compensation from lenders (not dealers) to certain customers whose financing arrangements are deemed unfair to consumers;
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
We urge you to carefully consider these risk factors and further information identified in our Annual Report on Form 10-K for the year ended December 31, 2025, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, and our other periodic reports filed with the Securities and Exchange Commission in evaluating all forward-looking statements regarding our business. Readers of this report are cautioned not to place undue reliance on the forward-looking statements contained in this report. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Except to the extent required by the federal securities laws and the Securities and Exchange Commission's rules and regulations, we have no intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events, or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at the prevailing benchmark interest rates in our various markets. Based on an average of the aggregate amounts outstanding under these facilities during the three months ended March 31, 2026, a 100-basis-point change in interest rates would result in an approximate $13.5 million change to our annual other interest expense.
Similarly, amounts outstanding under floor plan financing arrangements also bear interest at the prevailing benchmark interest rates in our various markets. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the three months ended March 31, 2026, a 100-basis-point change in interest rates would result in an approximate $40.2 million change to our annual floor plan interest expense.
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
Foreign Currency Exchange Rates. As of March 31, 2026, we had consolidated operations in the U.K., Germany, Italy, Japan, Canada, Australia, and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. Dollar would have resulted in an approximate $339.7 million change to our revenues for the three months ended March 31, 2026.
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
Item 1A. Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, along with our other periodic reports filed with the Securities and Exchange Commission, which could materially affect our business, financial condition, or future results. The following disclosure further updates the risk factors included in our 2025 Annual Report on Form 10-K:
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
Our financing activities with customers are subject to truth-in-lending, consumer leasing, equal credit opportunity, and similar regulations as well as motor vehicle finance laws, installment finance laws, insurance laws, usury laws, and other installment sales laws. In the U.K., the Financial Conduct Authority (the "FCA") regulates financial services firms and financial markets, including our activities in acting as broker of vehicle financing. The FCA has reviewed the vehicle finance industry concerning certain practices which, in the FCA’s determination, may have been unfair to customers, including with respect to vehicle financing commission disclosures. On March 30, 2026, the FCA issued its final industry-wide motor finance consumer redress program of action (the “Program”) requiring lenders to compensate customers whose financing arrangements are deemed unfair because they involved an undisclosed discretionary commission arrangement, undisclosed high levels of commission paid to dealers, or an undisclosed exclusivity or similar arrangement between the lender and broker, in each case subject to exceptions. Under the Program, lenders bear primary responsibility for identifying affected customers, assessing potential liability, and administering and paying redress to customers. Dealers who acted as brokers are required to support lenders by providing relevant documentation and information necessary for lenders to implement the Program. Although the Program is subject to potential legal challenges, implementation is set to begin June 30, 2026, and by the FCA’s estimate, is expected to result in £9.1 billion in total costs for lenders. We will be subject to administrative obligations in connection with the Program, and it is possible that lenders could seek to recover or directly or indirectly offset all or a portion of their redress obligations under the Program from dealers, including under existing dealer-lender agreements, through increased reserve requirements, or by reducing or eliminating future commissions payable to dealers. As a result, the Program could materially and adversely affect our business and results of operations.
Tariff and trade risk. During 2025 and continuing into 2026, the U.S. enacted various tariffs on automobiles, automobile parts, and medium- and heavy-duty trucks and related parts which have impacted certain of our automotive and commercial vehicle suppliers, as well as our and PTS' operations. These tariffs have impacted the retail price of vehicles sold by us and used in the operations of PTS. In February 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (IEEPA) were not authorized under that statute, although the ruling did not disturb other previously enacted tariffs. Developments regarding U.S. trade policy and the applicability and impact of tariffs on vehicles, trucks and parts we sell remain fluid. It also remains difficult to assess how these tariffs will affect our business and results of operations, particularly as each manufacturer has responded differently to the impact of tariffs with some increasing retail prices and some absorbing more of the tariff cost. Moreover, many manufacturers have announced plans to relocate production to the U.S. to mitigate the impact of the tariffs, although the timelines and implementation of such relocation plans remains uncertain. Existing or subsequently announced tariffs affecting the automotive or transportation industry may increase our cost of acquiring vehicles, trucks and parts, as well as our inventory carrying costs. This may lead to increased prices for consumers, which may decrease consumer demand and negatively impact revenue and gross profit with respect to the sale of new vehicles, trucks and related parts, particularly in light of the prolonged recessionary freight rate environment.
In October 2025, the Dutch government invoked emergency powers to seize control of Nexperia, a subsidiary of a Chinese company and an important supplier of basic chips used in vehicles, prompting the Chinese government to ban exports of the company's finished products. This shortage impacted several manufacturers, most notably, Honda, who experienced reduced production in the fourth quarter of 2025. In September 2025, a fire at a major U.S. aluminum production facility caused significant damage which impacted supplies to various manufacturers. Rare earth minerals are broadly used within the vehicle supply chain. Trade tensions have resulted in China threatening to withhold some of those minerals. These and other events could affect the timing of new vehicle deliveries to our dealerships, which may materially and adversely affect us.
Changes or increases in tariffs, trade restrictions, the negotiation of new trade agreements, non-tariff trade barriers (such as those imposed on Nexperia noted above), local content requirements, uncertainty surrounding global trade policies, and the imposition of retaliatory tariffs or trade barriers against certain countries or covering certain products, including vehicles and parts, may affect our competitive position and negatively impact our gross profit with respect to affected vehicles and parts. The ultimate impact of any tariffs on our business and results of operations is uncertain and will depend on various factors, including whether such tariffs are maintained and/or implemented, the scope and nature of applicable exemptions, the duration of the tariffs and the timing of their implementation, the amount, scope, and nature of the tariffs, and the related responses from impacted countries, manufacturers, and/or consumers.
Changes in law. New laws and regulations at the state and federal level may be enacted which could materially adversely impact our business. For example, in October 2025, California adopted the "California Combating Auto Retail Scams Act", which will change the way vehicles are advertised and sold in California. The rule, which takes effect in October 2026, mandates a new three-day right to return for certain used vehicles, requires that ads and first customer written communications about a specific vehicle include a "total vehicle price", and expands record retention and customer disclosure requirements. Moreover, in April 2026, the Federal Trade Commission ("FTC") notified auto dealers in the U.S. that the FTC's interpretation of existing rules requires auto dealers to advertise vehicle prices excluding only taxes and government fees, contrary to general industry practice. The California rule noted above or similar state laws will likely complicate the transaction process and increase our compliance costs and risk, among other effects, which could increase our customers costs and have a significant and adverse effect on us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information with respect to shares of common stock repurchased by the Company during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions) (2)
January 1 to January 31, 2026	—	$—	—	$247.5
February 1 to February 28, 2026	393	$164.91	—	$247.5
March 1 to March 31, 2026	170,000	$154.83	170,000	$221.2
	170,393		170,000
______________________________
(1) During February 2026, 393 shares were acquired from employees in connection with a net share settlement feature of employee equity awards.
(2) From time to time, our Board of Directors authorizes the repurchase of Company securities up to a certain monetary limit. As of March 31, 2026, $221.2 million remained outstanding and available for repurchases under our securities repurchase program. This authority has no expiration. For further information with respect to repurchases of our shares by us, see Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — "Securities Repurchases" and Part I, Item 1, Note 11 of the Notes to our Consolidated Condensed Financial Statements.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger Penske
Roger Penske
Date: April 30, 2026		Chief Executive Officer

	By:	/s/ Michelle Hulgrave
Michelle Hulgrave
Date: April 30, 2026		Chief Financial Officer