Form 10-Q
period 2026-06-30
PENSKE AUTOMOTIVE GROUP, INC.
filed 2026-07-30
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 16, 2026, there were 65,662,873 shares of voting common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
	(In millions, except share and per share amounts)
ASSETS
Cash and cash equivalents	$69.5	$64.7
Accounts receivable, net of allowance for doubtful accounts of $5.6 and $6.9	1,061.9	1,070.3
Inventories	5,109.7	4,814.7
Other current assets	269.9	242.9
Total current assets	6,511.0	6,192.6
Property and equipment, net	3,289.8	3,224.6
Operating lease right-of-use assets	2,493.2	2,543.8
Goodwill	2,813.6	2,435.7
Other indefinite-lived intangible assets	1,294.3	1,164.2
Equity method investments	1,974.5	1,923.7
Other long-term assets	108.9	113.1
Total assets	$18,485.3	$17,597.7
LIABILITIES AND EQUITY
Floor plan notes payable	$2,700.7	$2,532.8
Floor plan notes payable — non-trade	1,664.4	1,561.5
Accounts payable	915.2	899.8
Accrued expenses and other current liabilities	1,017.3	930.0
Current portion of long-term debt	377.3	355.0
Total current liabilities	6,674.9	6,279.1
Long-term debt	2,118.7	1,810.5
Long-term operating lease liabilities	2,389.8	2,461.5
Deferred tax liabilities	1,207.5	1,200.4
Other long-term liabilities	261.0	265.3
Total liabilities	12,651.9	12,016.8
Commitments and contingent liabilities (Note 10)
Equity
Penske Automotive Group stockholders' equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 65,662,873 shares issued and outstanding at June 30, 2026; 65,760,464 shares issued and outstanding at December 31, 2025	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	—	—
Retained earnings	6,031.8	5,750.1
Accumulated other comprehensive loss	(216.5)	(187.7)
Total Penske Automotive Group stockholders' equity	5,815.3	5,562.4
Non-controlling interest	18.1	18.5
Total equity	5,833.4	5,580.9
Total liabilities and equity	$18,485.3	$17,597.7
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)
	(In millions, except per share amounts)
Revenue:
Retail automotive dealership	$7,301.0	$6,887.7	$14,268.1	$13,806.3
Retail commercial truck dealership	927.8	943.6	1,622.4	1,767.3
Commercial vehicle distribution and other	283.9	201.2	485.8	412.7
Total revenues	8,512.7	8,032.5	16,376.3	15,986.3
Cost of sales:
Retail automotive dealership	6,144.5	5,723.3	11,986.6	11,505.7
Retail commercial truck dealership	785.0	800.0	1,351.4	1,482.7
Commercial vehicle distribution and other	226.2	157.0	381.9	324.3
Total cost of sales	7,155.7	6,680.3	13,719.9	13,312.7
Gross profit	1,357.0	1,352.2	2,656.4	2,673.6
Selling, general, and administrative expenses	974.0	943.8	1,939.6	1,895.2
Depreciation	45.4	43.1	90.2	83.7
Operating income	337.6	365.3	626.6	694.7
Floor plan interest expense	(38.5)	(43.8)	(76.6)	(85.8)
Other interest expense	(33.1)	(21.6)	(61.5)	(44.1)
Gain on sale of dealerships	30.5	—	90.9	52.3
Equity in earnings of affiliates	57.3	53.6	98.1	86.9
Income before income taxes	353.8	353.5	677.5	704.0
Income taxes	(92.6)	(86.0)	(181.4)	(178.1)
Net income	261.2	267.5	496.1	525.9
Less: Income attributable to non-controlling interests	0.8	0.9	1.2	1.6
Net income attributable to Penske Automotive Group common stockholders	$260.4	$266.6	$494.9	$524.3
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Net income attributable to Penske Automotive Group common stockholders	$3.96	$4.03	$7.53	$7.89
Shares used in determining basic earnings per share	65.7	66.2	65.8	66.5
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Net income attributable to Penske Automotive Group common stockholders	$3.96	$4.03	$7.52	$7.89
Shares used in determining diluted earnings per share	65.7	66.2	65.8	66.5
Amounts attributable to Penske Automotive Group common stockholders:
Net income	$261.2	$267.5	$496.1	$525.9
Less: Income attributable to non-controlling interests	0.8	0.9	1.2	1.6
Net income attributable to Penske Automotive Group common stockholders	$260.4	$266.6	$494.9	$524.3
Cash dividends per share	$1.42	$1.26	$2.82	$2.48
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Unaudited)
	(In millions)
Net income	$261.2	$267.5	$496.1	$525.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3.9)	133.1	(17.4)	188.4
Other adjustments to comprehensive income	(3.2)	4.6	(11.6)	4.3
Other comprehensive income (loss), net of tax	(7.1)	137.7	(29.0)	192.7
Comprehensive income	254.1	405.2	467.1	718.6
Less: Comprehensive income attributable to non-controlling interests	0.7	1.4	1.0	2.2
Comprehensive income attributable to Penske Automotive Group common stockholders	$253.4	$403.8	$466.1	$716.4
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2026	2025
	(Unaudited)
	(In millions)
Operating Activities:
Net income	$496.1	$525.9
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	90.2	83.7
Earnings of equity method investments, net of distributions	(77.6)	(70.2)
Deferred income taxes	7.5	(43.9)
Stock-based compensation	15.8	16.9
Gain on sale of dealerships	(90.9)	(52.3)
Changes in operating assets and liabilities:
Accounts receivable	10.8	(7.1)
Inventories	(335.0)	(16.9)
Other current assets	(26.7)	(14.4)
Floor plan notes payable	207.9	18.9
Accounts payable and accrued expenses	94.4	40.9
Other	26.6	18.7
Net cash provided by operating activities	419.1	500.2
Investing Activities:
Purchases of property, equipment, and improvements	(134.9)	(157.6)
Proceeds from sale of dealerships	150.7	79.2
Proceeds from sale of property and equipment	24.2	20.5
Proceeds from sale of equity method investment	—	16.0
Acquisitions net, including repayment of sellers' floor plan notes payable of $15.0 and $0.0, respectively	(669.7)	—
Other	(1.4)	(3.2)
Net cash used in investing activities	(631.1)	(45.1)
Financing Activities:
Proceeds from borrowings under revolving U.S. credit agreement and mortgage facilities	2,651.3	2,354.5
Repayments under revolving U.S. credit agreement and mortgage facilities	(2,299.6)	(2,450.1)
Net cash borrowings (repayments) of other debt	8.3	(15.0)
Repayments of related party promissory note	(26.0)	—
Net borrowings of floor plan notes payable — non-trade	114.4	43.9
Repurchases of common stock	(26.3)	(111.2)
Payments of tax withholding for stock-based compensation	(16.2)	(22.1)
Dividends	(186.2)	(165.4)
PMG distributions to partners	—	(20.1)
Payment of debt issuance costs	(1.0)	(0.6)
Other	(1.3)	—
Net cash provided by (used in) financing activities	217.4	(386.1)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	6.6
Net change in cash and cash equivalents	4.8	75.6
Cash and cash equivalents, beginning of period	64.7	83.6
Cash and cash equivalents, end of period	$69.5	$159.2
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$139.3	$132.5
Income taxes	157.2	181.3
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	Three Months Ended June 30, 2026
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, March 31, 2026	65,749,255	$—	$—	$5,873.2	$(209.5)	$5,663.7	$18.5	$5,682.2
Equity compensation	8,329	—	7.7	—	—	7.7	—	7.7
Repurchases of common stock, including excise tax	(94,711)	—	(7.7)	(8.2)	—	(15.9)	—	(15.9)
Dividends	—	—	—	(93.6)	—	(93.6)	—	(93.6)
Distributions to non-controlling interest	—	—	—	—	—	—	(1.1)	(1.1)
Foreign currency translation	—	—	—	—	(3.8)	(3.8)	(0.1)	(3.9)
Other	—	—	—	—	(3.2)	(3.2)	—	(3.2)
Net income	—	—	—	260.4	—	260.4	0.8	261.2
Balance, June 30, 2026	65,662,873	$—	$—	$6,031.8	$(216.5)	$5,815.3	$18.1	$5,833.4

	Three Months Ended June 30, 2025
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, March 31, 2025	66,664,013	$—	$—	$5,901.9	$(309.6)	$5,592.3	$18.0	$5,610.3
Equity compensation	10,137	—	8.9	—	—	8.9	—	8.9
Repurchases of common stock, including excise tax	(630,044)	—	(8.9)	(84.6)	—	(93.5)	—	(93.5)
Dividends	—	—	—	(83.6)	—	(83.6)	—	(83.6)
PMG distributions to partners	—	—	—	(13.1)	—	(13.1)	—	(13.1)
Distributions to non-controlling interest	—	—	—	—	—	—	(1.7)	(1.7)
Foreign currency translation	—	—	—	—	132.6	132.6	0.5	133.1
Other	—	—	—	—	4.6	4.6	—	4.6
Net income	—	—	—	266.6	—	266.6	0.9	267.5
Balance, June 30, 2025	66,044,106	$—	$—	$5,987.2	$(172.4)	$5,814.8	$17.7	$5,832.5
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	Six Months Ended June 30, 2026
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2025	65,760,464	$—	$—	$5,750.1	$(187.7)	$5,562.4	$18.5	$5,580.9
Equity compensation	167,513	—	15.8	—	—	15.8	—	15.8
Repurchases of common stock, including excise tax	(265,104)	—	(15.8)	(27.0)	—	(42.8)	—	(42.8)
Dividends	—	—	—	(186.2)	—	(186.2)	—	(186.2)
Distributions to non-controlling interest	—	—	—	—	—	—	(1.4)	(1.4)
Foreign currency translation	—	—	—	—	(17.2)	(17.2)	(0.2)	(17.4)
Other	—	—	—	—	(11.6)	(11.6)	—	(11.6)
Net income	—	—	—	494.9	—	494.9	1.2	496.1
Balance, June 30, 2026	65,662,873	$—	$—	$6,031.8	$(216.5)	$5,815.3	$18.1	$5,833.4

	Six Months Ended June 30, 2025
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2024	66,774,651	$—	$9.1	$5,756.4	$(364.5)	$5,401.0	$17.5	$5,418.5
Equity compensation	154,727	—	16.9	—	—	16.9	—	16.9
Repurchases of common stock, including excise tax	(885,272)	—	(26.0)	(108.0)	—	(134.0)	—	(134.0)
Dividends	—	—	—	(165.4)	—	(165.4)	—	(165.4)
PMG distributions to partners	—	—	—	(20.1)	—	(20.1)	—	(20.1)
Distributions to non-controlling interest	—	—	—	—	—	—	(2.0)	(2.0)
Foreign currency translation	—	—	—	—	187.8	187.8	0.6	188.4
Other	—	—	—	—	4.3	4.3	—	4.3
Net income	—	—	—	524.3	—	524.3	1.6	525.9
Balance, June 30, 2025	66,044,106	$—	$—	$5,987.2	$(172.4)	$5,814.8	$17.7	$5,832.5
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
Retail Automotive. As of June 30, 2026, we operated 362 retail automotive franchised dealerships, of which 146 are located in the U.S. and 216 are located outside of the U.S., principally in the U.K. As of June 30, 2026, we also operated 13 used vehicle dealerships, with six dealerships in the U.S. operating under the brand name CarShop, six dealerships in the U.K. operating under the brand name Sytner Select, and one dealership in Australia operating under the brand name Penske Select. During the six months ended June 30, 2026, in the U.S. we acquired two retail automotive franchises and sold four retail automotive franchises; in the U.K. we opened one retail automotive franchise, closed three retail automotive franchises, and sold two used vehicle dealerships; and in Germany we opened one retail automotive franchise.
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
Retail Commercial Truck Dealership. We operate Premier Truck Group ("PTG"), a heavy- and medium-duty truck retail dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations across 10 U.S. states and the Canadian provinces of Ontario and Manitoba. As of June 30, 2026, PTG operated 45 locations selling new and/or used trucks, performing service and parts operations, or offering collision repair services.
Penske Australia. Penske Australia is the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy- and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand, and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU (a Rolls-Royce solution), Detroit Diesel, Allison Transmission, and Bergen Engines. Penske Australia offers products across the on- and off-highway markets, including in the trucking, mining, power generation, energy solutions, defense, marine, rail, and construction sectors and supports full parts and aftersales service through a network of branches, field service locations, and dealers across the region. We also own and operate three Porsche dealerships in Melbourne, Australia, the results of which are included within our retail automotive segment described above.
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
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 is unaudited but includes all adjustments which our management believes to be necessary for the fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2025, which are included as part of our Annual Report on Form 10-K.
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
Historically, PMG was treated as a pass-through partnership for income tax purposes and therefore did not record income tax expense in its stand-alone financial statements. Because we have retrospectively recast prior periods to include PMG as if it had always been part of our consolidated reporting, the recast of historical periods does not reflect federal and state income taxes that would have been incurred had PMG been included in our taxable consolidated group. Beginning on the acquisition date, the results of PMG are included in our consolidated federal and state income tax filings and therefore are subject to income tax.
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
Our fixed rate debt consists of amounts outstanding under our senior subordinated notes and mortgage facilities. We estimate the fair value of our senior subordinated unsecured notes using quoted prices for the identical liability (Level 2), and we estimate the fair value of our mortgage facilities using a present value technique based on our current market interest rates for similar types of financial instruments (Level 2). A summary of our fixed rate debt is as follows:

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% senior subordinated notes due 2029	497.7	477.8	497.3	481.9
Mortgage facilities (1)	992.3	978.1	792.5	777.1
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
In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $57.0 million and $55.3 million as of June 30, 2026, and December 31, 2025, respectively.
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
Retail Automotive Dealership
The following tables disaggregate our retail automotive segment revenue by product type and geographic location for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
Retail Automotive Dealership Revenue	2026	2025	2026	2025
New vehicle	$3,375.4	$3,188.1	$6,456.1	$6,436.1
Used vehicle	2,471.9	2,259.4	4,901.3	4,523.5
Finance and insurance, net	211.0	208.2	413.3	413.6
Service and parts	867.1	853.4	1,731.0	1,679.0
Fleet and wholesale	375.6	378.6	766.4	754.1
Total retail automotive dealership revenue	$7,301.0	$6,887.7	$14,268.1	$13,806.3

	Three Months Ended June 30,		Six Months Ended June 30,
Retail Automotive Dealership Revenue	2026	2025	2026	2025
U.S.	$4,367.8	$4,165.3	$8,248.4	$8,205.6
U.K.	2,224.7	2,085.8	4,572.4	4,409.0
Germany, Italy, Japan, and Australia	708.5	636.6	1,447.3	1,191.7
Total retail automotive dealership revenue	$7,301.0	$6,887.7	$14,268.1	$13,806.3
Retail Commercial Truck Dealership
The following table disaggregates our retail commercial truck segment revenue by product type for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
Retail Commercial Truck Dealership Revenue	2026	2025	2026	2025
New truck	$594.3	$655.6	$995.5	$1,182.8
Used truck	86.6	52.7	138.8	116.5
Finance and insurance, net	4.5	4.0	8.0	8.5
Service and parts	237.7	226.7	469.9	448.7
Other	4.7	4.6	10.2	10.8
Total retail commercial truck dealership revenue	$927.8	$943.6	$1,622.4	$1,767.3
Commercial Vehicle Distribution and Other
Our Other reportable segment relates to our Penske Australia business. Commercial vehicle distribution and other revenue was $283.9 million and $485.8 million, including $83.9 million and $155.9 million of service and parts revenue, during the three and six months ended June 30, 2026, and $201.2 million and $412.7 million, including $68.2 million and $131.1 million of service and parts revenue, during the three and six months ended June 30, 2025, respectively.

Contract Balances
The following table summarizes our accounts receivable and unearned revenues as of June 30, 2026, and December 31, 2025:

	June 30, 2026	December 31, 2025
Accounts receivable
Contracts in transit	$281.3	$272.2
Vehicle receivables	149.7	141.5
Manufacturer receivables	238.9	256.4
Trade receivables	369.1	381.6

Accrued expenses
Unearned revenues	$303.9	$299.3
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
Unearned revenues primarily relate to payments received from customers prior to satisfaction of our performance obligations, such as refundable customer deposits, non-refundable customer deposits, and deferred revenues from operating leases. These amounts are presented within "Accrued expenses and other current liabilities" on our consolidated balance sheets. Of the amounts recorded as unearned revenues as of December 31, 2025, $166.2 million was recognized as revenue during the six months ended June 30, 2026.
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
We estimate the total undiscounted rent obligations under these leases, including any extension periods that we are reasonably certain to exercise, to be $5.3 billion as of June 30, 2026. Some of our lease arrangements include rental payments that are adjusted based on an index or rate, such as the Consumer Price Index (CPI). As the rate implicit in the lease is generally not readily determinable for our operating leases, the discount rates used to determine the present value of our lease liability are based on our incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. Our incremental borrowing rate for a lease is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
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
In connection with the sale, relocation, and closure of certain of our dealerships, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties was $2.7 million and $4.8 million for the three and six months ended June 30, 2026, and $4.6 million and $9.0 million for the three and six months ended June 30, 2025, respectively. We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period. We do not have any material leases that have not yet commenced as of June 30, 2026.
The following table summarizes our net operating lease cost during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease Cost
Operating lease cost (1)	$70.2	$71.8	$141.3	$141.5
Variable lease cost	7.0	6.6	14.0	13.3
Sublease income	(2.7)	(4.6)	(4.8)	(9.0)
Total lease cost	$74.5	$73.8	$150.5	$145.8
_________________
(1)Includes short-term leases, which are immaterial.
The following table summarizes supplemental cash flow information related to our operating leases:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$147.6	$144.3
Right-of-use assets modified or obtained in exchange for operating lease liabilities, net	$18.0	$(26.8)
Supplemental balance sheet information related to the weighted average remaining lease term and discount rate of our leases is as follows:

	June 30, 2026	December 31, 2025
Lease Term and Discount Rate
Weighted-average remaining lease term - operating leases	23 years	23 years
Weighted-average discount rate - operating leases	6.7%	6.7%

The following table summarizes the maturity of our lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on our consolidated condensed balance sheet as of June 30, 2026:

Maturity of Lease Liabilities	June 30, 2026
2026 (1)	$134.6
2027	261.1
2028	257.7
2029	247.8
2030	242.1
2031	232.8
2032 and thereafter	3,888.5
Total future minimum lease payments	$5,264.6
Less: Imputed interest	(2,754.5)
Present value of future minimum lease payments	$2,510.1

Current operating lease liabilities (2)	$120.3
Long-term operating lease liabilities	2,389.8
Total operating lease liabilities	$2,510.1
____________________
(1)Excludes the six months ended June 30, 2026.
(2)Included within "Accrued expenses and other current liabilities" on Consolidated Condensed Balance Sheet as of June 30, 2026.
4. Inventories
Inventories consisted of the following:

	June 30, 2026	December 31, 2025
Retail automotive dealership new vehicles	$2,422.7	$2,390.8
Retail automotive dealership used vehicles	1,321.9	1,253.5
Retail automotive parts, accessories, and other	185.7	186.3
Retail commercial truck dealership vehicles and parts	685.4	492.8
Commercial vehicle distribution vehicles, parts, and engines	494.0	491.3
Total inventories	$5,109.7	$4,814.7
We receive credits from certain vehicle manufacturers such as holdbacks, floorplan assistance, certain advertising assistance, and certain incentives and rebates that reduce the cost of sales when the vehicles are sold.
5. Business Combinations
During the six months ended June 30, 2026, we acquired two retail automotive franchises in the U.S., which generated $152.4 million of revenue and $10.5 million of pre-tax income from our date of acquisition through June 30, 2026. During the six months ended June 30, 2025, we made no acquisitions. Our financial statements include the results of operations of the acquired entities from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements and may be subject to adjustment pending completion of final valuation. The following table summarizes the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the six months ended June 30, 2026, and 2025:

	Six Months Ended June 30,
	2026	2025
Accounts receivable	$—	$—
Inventories	23.9	—
Other current assets	—	—
Property and equipment	108.3	—
Indefinite-lived intangibles	537.6	—
Other noncurrent assets	—	—
Current liabilities	(0.1)	—
Noncurrent liabilities	—	—
Total cash used in acquisitions	$669.7	$—
The following unaudited consolidated pro forma results of operations for the three and six months ended June 30, 2026, and 2025 give effect to acquisitions consummated during 2026 and 2025 as if they had occurred on January 1, 2025. This pro forma information is based on historical results of operations, adjusted for the income statement effects of incremental interest expense directly resulting from the acquisitions and the related tax effects. The pro forma information is not necessarily indicative of the results that would have been achieved had the transactions occurred on the first day of each of the periods presented or that may be achieved in the future:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$8,580.5	$8,155.0	$16,444.1	$16,230.6
Net income attributable to Penske Automotive Group common stockholders	260.9	267.1	495.3	525.1
Net income per diluted common share	$3.97	$4.03	$7.53	$7.90
6. Intangible Assets
The following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the six months ended June 30, 2026:

	Goodwill	Other Indefinite- Lived Intangible Assets
Balance, January 1, 2026	$2,435.7	$1,164.2
Additions	400.8	136.8
Disposals	(13.8)	(2.6)
Impairment	—	(0.8)
Foreign currency translation	(9.1)	(3.3)
Balance, June 30, 2026	$2,813.6	$1,294.3
As of June 30, 2026, the goodwill balance for reporting units within our Retail Automotive, Retail Commercial Truck, and Other reportable segments was $2,237.1 million, $498.6 million, and $77.9 million, respectively. There is no goodwill recorded in our Non-Automotive Investments reportable segment.
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
The weighted average interest rate on floor plan borrowings was 3.7% and 4.4% for the six months ended June 30, 2026 and 2025, respectively. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle and all floor plan notes payable relating to pre-owned vehicles as "Floor plan notes payable — non-trade" on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.
8. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average shares of voting common stock outstanding, including unvested restricted stock awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average shares of voting common stock outstanding, adjusted for the dilutive impact of unissued shares paid to directors during the year as compensation. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average number of common shares outstanding	65,721,612	66,172,701	65,758,318	66,470,709
Effect of non-participatory equity compensation	12,288	14,551	12,288	14,551
Weighted average number of common shares outstanding, including effect of dilutive securities	65,733,900	66,187,252	65,770,606	66,485,260
9. Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2026	December 31, 2025
U.S. credit agreement — revolving credit line	$540.0	$333.0
U.K. credit agreement — revolving credit line	13.3	87.6
3.75% senior subordinated notes due 2029	497.7	497.3
Mortgage facilities	992.3	792.5
Other debt	452.7	455.1
Total long-term debt	2,496.0	2,165.5
Less: current portion	(377.3)	(355.0)
Net long-term debt	$2,118.7	$1,810.5
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
The U.S. credit agreement also contains typical events of default, including upon a change of control, non-payment of our obligations, and cross-defaults to our other material indebtedness. Substantially all of our U.S. assets are subject to security interests granted to the lenders under the U.S. credit agreement. As of June 30, 2026, we had $540.0 million revolver borrowings under the U.S. credit agreement.
U.K. Credit Agreement
Our U.K. credit agreement with National Westminster Bank Plc and BMW Financial Services (GB) Limited provides up to a £200.0 million revolving line of credit to be used for working capital, acquisitions, capital expenditures, investments, and general corporate purposes. The revolving loans bear interest between defined Sterling Overnight Index Average (“SONIA”) plus 1.10% and defined SONIA plus 2.10%. In addition, the U.K. credit agreement includes a £100.0 million “accordion” feature which allows the U.K. subsidiaries to request up to an additional £100.0 million of facility capacity, subject to certain limitations. The lenders may agree to provide additional capacity, and, if not, the U.K. subsidiaries may add an additional lender, if available, to the facility to provide such additional capacity. Our U.K. credit agreement expires in January 2028. As of June 30, 2026, we had £10.0 million ($13.3 million) in revolver borrowings under the U.K. credit agreement.
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
These notes are our unsecured, senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our 100% owned U.S. subsidiaries. These notes also contain customary negative covenants and events of default. If we experience certain "change of control" events specified in the indentures, holders of these notes will have the option to require us to purchase for cash all or a portion of their notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest. In addition, if we make certain asset sales and do not reinvest the proceeds thereof or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest. We may redeem the 3.75% Notes at the redemption prices noted in the indenture.
Mortgage Facilities
We are party to mortgages that bear interest at defined rates and require monthly principal and/or interest payments. We also have a revolving mortgage facility with Toyota Motor Credit Corporation in the U.S. In July 2026, we amended this facility principally to increase our maximum borrowing capacity to $750.0 million from $600.0 million, contingent on our property values pledged under the mortgage facility. Our actual borrowing capacity under this revolving mortgage facility as of June 30, 2026, was $577.9 million. Borrowings under the facility bear interest at the prime rate between minus 1.58% and 1.68%, and the facility expires in December 2028. As of June 30, 2026, we had $577.5 million in revolver borrowings under this mortgage facility. Our mortgage facilities also contain customary events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain dealerships operated at the properties. Substantially all of the land, buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of June 30, 2026, we owed $992.3 million of principal under all of our mortgage facilities.
Other Debt
Our other debt consists primarily of various credit agreements and working capital loans in connection with local operations outside of the U.S. and the U.K. Included within other debt is a 4.50% senior subordinated promissory note due November 2028 (the "Note") resulting from the PMG transaction, which requires monthly principal and interest payments (subject to the Company's right to prepay the Note in whole or in part at any time at its option without premium or penalty) and includes customary events of default. As of June 30, 2026, we owed $125.5 million, of which $51.9 million is included within current portion of long-term debt.
10. Commitments and Contingent Liabilities
We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of June 30, 2026, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
We have sold a number of dealerships to third parties and as a condition to certain of those sales, remain liable for the lease payments relating to the properties on which those businesses operate in the event of non-payment by the buyer. We are also party to lease agreements on properties that we no longer use in our retail operations that we have sublet to third parties. We rely on subtenants to pay the rent and maintain the property at these locations. In the event the subtenant does not perform as expected, we may not be able to recover amounts owed to us, and we could be required to fulfill these obligations. We believe we have made appropriate reserves relating to these locations. As of June 30, 2026, we guaranteed or were otherwise liable for approximately $115.1 million of these lease payments, including lease payments during available renewal periods.
Our floor plan credit agreements with Daimler Truck Financial Services Australia and Daimler Financial Services New Zealand provide us revolving loans for the acquisition of commercial vehicles for distribution to our retail network. These facilities include a commitment to repurchase dealer vehicles in the event the dealer's floor plan agreement is terminated.
We have $15.0 million of letters of credit outstanding and $26.3 million of bank guarantees as of June 30, 2026, and have posted $22.2 million of surety bonds in the ordinary course of business.

11. Equity
A summary of shares repurchased under our securities repurchase program, and shares acquired, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shares repurchased (1)	—	496,273	170,000	750,679
Aggregate purchase price in millions	$—	$71.3	$26.3	$111.2
Average purchase price per share	$—	$143.70	$154.83	$148.19

Shares acquired (2)	94,711	133,771	95,104	134,593
Aggregate purchase price in millions	$16.1	$22.0	$16.2	$22.1
Average purchase price per share	$170.44	$164.18	$170.42	$164.16
________________________
(1)Shares were repurchased under our securities repurchase program. We had $221.2 million in repurchase authorization remaining under the repurchase program as of June 30, 2026.
(2)Shares were acquired from employees in connection with a net share settlement feature of employee equity awards.
12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component during the three and six months ended June 30, 2026 and 2025, respectively, attributable to Penske Automotive Group common stockholders follows:
Three Months Ended June 30, 2026

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Loss
Balance at March 31, 2026	$(201.3)	$(8.2)	$(209.5)
Other comprehensive loss, net of tax	(3.8)	(3.2)	(7.0)
Balance at June 30, 2026	$(205.1)	$(11.4)	$(216.5)
Three Months Ended June 30, 2025

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Loss
Balance at March 31, 2025	$(298.8)	$(10.8)	$(309.6)
Other comprehensive income, net of tax	132.6	4.6	137.2
Balance at June 30, 2025	$(166.2)	$(6.2)	$(172.4)
Six Months Ended June 30, 2026

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Loss
Balance at December 31, 2025	$(187.9)	$0.2	$(187.7)
Other comprehensive loss, net of tax	(17.2)	(11.6)	(28.8)
Balance at June 30, 2026	$(205.1)	$(11.4)	$(216.5)

Six Months Ended June 30, 2025

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$(354.0)	$(10.5)	$(364.5)
Other comprehensive income, net of tax	187.8	4.3	192.1
Balance at June 30, 2025	$(166.2)	$(6.2)	$(172.4)
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

Three Months Ended June 30,
	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Total
Revenues
2026	$7,301.0	$927.8	$283.9	$—	$8,512.7
2025	6,887.7	943.6	201.2	—	8,032.5
Cost of sales
2026	$6,144.5	$785.0	$226.2	$—	$7,155.7
2025	5,723.3	800.0	157.0	—	6,680.3
Selling, general, and administrative expenses:
Personnel expenses
2026	$498.0	$66.0	$20.4	$—	$584.4
2025	492.6	65.4	19.2	—	577.2
Advertising expenses
2026	$30.7	$0.7	$0.5	$—	$31.9
2025	32.0	0.8	0.8	—	33.6
Rent & related expenses
2026	$103.4	$6.6	$4.4	$—	$114.4
2025	101.4	6.8	3.5	—	111.7

Other expenses (1)
2026	$221.3	$15.1	$6.9	$—	$243.3
2025	208.1	7.4	5.8	—	221.3
Depreciation
2026	$39.4	$4.4	$1.6	$—	$45.4
2025	37.5	4.1	1.5	—	43.1
Floor plan interest expense
2026	$34.4	$2.8	$1.3	$—	$38.5
2025	36.7	4.9	2.2	—	43.8
Other interest expense
2026	$30.0	$—	$3.1	$—	$33.1
2025	17.5	—	4.1	—	21.6
Equity in earnings of affiliates
2026	$—	$—	$—	$57.3	$57.3
2025	0.3	—	—	53.3	53.6
Segment income
2026 (2)	$229.8	$47.2	$19.5	$57.3	$353.8
2025	238.9	54.2	7.1	53.3	353.5
__________________________
(1)Other expenses within SG&A primarily consist of information technology expenses, customer service vehicle loaner expenses, vehicle delivery and preparation expenses, vehicle maintenance expenses, utility expenses, and various other miscellaneous expenses. These expenses are individually not significant to the performance of our segments and are not regularly used by the CODM on a disaggregated basis for purposes of evaluating segment profit or loss.

(2)Retail automotive segment income includes a gain of $30.5 million from the sale of retail automotive franchises in the U.S.

Six Months Ended June 30,
	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Total
Revenues
2026	$14,268.1	$1,622.4	$485.8	$—	$16,376.3
2025	13,806.3	1,767.3	412.7	—	15,986.3
Cost of sales
2026	$11,986.6	$1,351.4	$381.9	$—	$13,719.9
2025	11,505.7	1,482.7	324.3	—	13,312.7
Selling, general, and administrative expenses:
Personnel expenses
2026	$981.3	$129.2	$40.5	$—	$1,151.0
2025	965.1	131.3	38.1	—	1,134.5
Advertising expenses
2026	$60.4	$1.4	$1.1	$—	$62.9
2025	61.6	1.7	1.2	—	64.5
Rent & related expenses
2026	$208.6	$13.5	$8.8	$—	$230.9
2025	200.5	13.4	7.0	—	220.9
Other expenses (1)
2026	$449.7	$29.4	$15.7	$—	$494.8
2025	440.9	22.2	12.2	—	475.3

Depreciation
2026	$78.3	$8.8	$3.1	$—	$90.2
2025	72.7	8.1	2.9	—	83.7
Floor plan interest expense
2026	$68.8	$5.2	$2.6	$—	$76.6
2025	72.7	8.6	4.5	—	85.8
Other interest expense
2026	$56.5	$—	$5.0	$—	$61.5
2025	35.5	—	8.6	—	44.1
Equity in earnings of affiliates
2026	$—	$—	$—	$98.1	$98.1
2025	0.5	—	—	86.4	86.9
Segment income
2026 (2)	$468.8	$83.5	$27.1	$98.1	$677.5
2025 (3)	504.4	99.3	13.9	86.4	704.0
__________________________
(1)Other expenses within SG&A primarily consist of information technology expenses, customer service vehicle loaner expenses, vehicle delivery and preparation expenses, vehicle maintenance expenses, utility expenses, and various other miscellaneous expenses. These expenses are individually not significant to the performance of our segments and are not regularly used by the CODM on a disaggregated basis for purposes of evaluating segment profit or loss.

(2)Retail automotive segment income includes a gain of $90.9 million from the sale of retail automotive franchises in the U.S.
(3)Retail automotive segment income includes a gain of $52.3 million from the sale of one retail automotive franchise in the U.S.

Total capital expenditures by reportable segment are set forth in the table below. As segment assets are not regularly provided to or used by the CODM to measure business performance or allocate resources, total segment assets are not presented.

Three Months Ended June 30,
	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Total
Capital expenditures
2026	$61.2	$10.2	$0.9	$—	$72.3
2025	53.7	17.5	1.7	—	72.9

Six Months Ended June 30,
	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Total
Capital expenditures
2026	$114.0	$18.4	$2.5	$—	$134.9
2025	119.7	35.3	2.6	—	157.6
14. Subsequent Event
On July 22, 2026, our Board of Directors received an unsolicited, preliminary and non-binding proposal (the “Proposal”) from Penske Corporation, on behalf of itself and its wholly-owned subsidiary Penske Automotive Holdings Corp. (collectively, “PC”), and Mitsui & Co., Ltd., on behalf of itself and its wholly-owned subsidiary Mitsui & Co. (U.S.A.), Inc. (collectively, “Mitsui” and together with PC, the “PC-Mitsui Investors”), to acquire all outstanding shares of our common stock not already owned by them for cash consideration of $210.00 per share. The PC-Mitsui Investors currently beneficially own collectively 72.6% of our outstanding common stock. In response to the Proposal, our Board established a special committee of disinterested and independent directors, authorized to retain its own legal and financial advisors, to evaluate the Proposal. There can be no assurance as to whether an agreement relating to the Proposal or any proposed transaction will be reached or consummated, or as to the terms thereof if an agreement is reached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025, Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, and those in our other periodic reports filed with the Securities and Exchange Commission, and "Forward-Looking Statements." We have acquired, disposed, and initiated a number of businesses during the periods presented and addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. Our period-to-period results of operations may vary depending on the dates of acquisitions or disposals.
Overview
We are a diversified international transportation services company and one of the world's premier automotive and commercial truck retailers. We operate dealerships in the United States, the United Kingdom, Canada, Germany, Italy, Japan, and Australia, and we are one of the largest retailers of commercial trucks in North America for Freightliner. We also distribute and retail commercial vehicles, diesel and gas engines, power systems, and related parts and services principally in Australia and New Zealand. We employ over 28,600 people worldwide. Additionally, we own 28.9% of Penske Transportation Solutions, a business that employs over 40,000 people worldwide, manages one of the largest, most comprehensive and modern trucking fleets in North America with over 379,200 trucks, tractors, and trailers under lease, rental, and/or maintenance contracts, and provides innovative transportation, supply chain, and technology solutions to its customers.
Business Overview
During the six months ended June 30, 2026, our business generated $16.4 billion in total revenue, which is comprised of approximately $14.3 billion from retail automotive dealerships, $1.6 billion from retail commercial truck dealerships, and $485.8 million from commercial vehicle distribution and other operations. We generated $2.7 billion in gross profit, which is comprised of $2.3 billion from retail automotive dealerships, $271.0 million from retail commercial truck dealerships, and $103.9 million from commercial vehicle distribution and other operations.
Retail Automotive. We are one of the largest global automotive retailers as measured by the $27.5 billion in total retail automotive dealership revenue we generated in 2025. We are diversified geographically with 58% of our total retail automotive dealership revenues in the six months ended June 30, 2026, generated in the U.S. and Puerto Rico and 42% generated outside of the U.S. We offer over 40 vehicle brands with 71% of our retail automotive franchised dealership revenue generated from premium brands, such as Audi, BMW, Land Rover, Lexus, Mercedes-Benz, and Porsche, and 23% of revenue generated from volume non-U.S. brands such as Toyota and Honda in the six months ended June 30, 2026. As of June 30, 2026, we operated 362 retail automotive franchised dealerships, of which 146 are located in the U.S. and 216 are located outside of the U.S., principally in the U.K. As of June 30, 2026, we also operated 13 used vehicle dealerships, with six dealerships in the U.S. operating under the brand name CarShop, six dealerships in the U.K. operating under the brand name Sytner Select, and one dealership in Australia operating under the brand name Penske Select. We retailed and wholesaled, including agency units, more than 296,000 vehicles in the six months ended June 30, 2026.
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
During the six months ended June 30, 2026, in the U.S. we acquired two retail automotive franchises and sold four retail automotive franchises; in the U.K. we opened one retail automotive franchise, closed three retail automotive franchises, and sold two used vehicle dealerships; and in Germany we opened one retail automotive franchise. Retail automotive dealerships represented 87.1% of our total revenues and 85.9% of our total gross profit in the six months ended June 30, 2026.
Retail Commercial Truck Dealership. We operate Premier Truck Group ("PTG"), a heavy- and medium-duty retail truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations across 10 U.S. states and the Canadian provinces of Ontario and Manitoba. As of June 30, 2026, PTG operated 45 locations selling new and/or used trucks, performing service and parts operations, or offering collision repair services. We retailed and wholesaled 9,152 new and used trucks in the six months ended June 30, 2026. This business represented 9.9% of our total revenues and 10.2% of our total gross profit in the six months ended June 30, 2026.
Penske Australia. Penske Australia is the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy- and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand, and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU (a Rolls-Royce solution), Detroit Diesel, Allison Transmission, and Bergen Engines. Penske Australia offers products across the on- and off-highway markets, including in the trucking, mining, power generation, energy solutions, defense, marine, rail, and construction sectors and supports full parts and aftersales service through a network of branches, field service locations, and dealers across the region. These businesses represented 3.0% of our total revenues and 3.9% of our total gross profit in the six months ended June 30, 2026. We also own and operate three Porsche dealerships in Melbourne, Australia, the results of which are included within our retail automotive segment described above.
Penske Transportation Solutions. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. ("PTL"). PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. ("Mitsui"). We account for our investment in PTL under the equity method, and we therefore record our share of PTL's earnings on our statements of income under the caption "Equity in earnings of affiliates," which also includes the results of our other equity method investments. Penske Transportation Solutions ("PTS") is the universal brand name for PTL's various businesses, which articulates the breadth of their services. PTS is capable of meeting customers' needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental, and contract maintenance along with logistics services, such as dedicated contract carriage, distribution center management, supply chain management, and dry van truckload carrier services. We recorded $98.5 million and $86.7 million in equity earnings from this investment for the six months ended June 30, 2026 and 2025, respectively.
Outlook/Recent Developments
Tariffs. During 2025 and 2026, the U.S. enacted various tariffs on automobiles, automobile parts, and medium- and heavy-duty trucks and related parts which have impacted certain of our automotive and commercial vehicle suppliers, as well as our and PTS' operations. In February 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (IEEPA) were not authorized under that statute, although the ruling did not disturb other previously enacted tariffs, and many of the tariffs affected by the ruling were subsequently re-implemented under a temporary statutory authority. In July 2026, that temporary authority expired and in response, the U.S. implemented new tariffs on imports from a broad range of countries under different statutory authority, which tariffs may directly or indirectly affect certain of the vehicles, trucks, and parts we sell. Developments regarding U.S. trade policy and the applicability and impact of tariffs on the vehicles, trucks and parts we sell remain fluid, and we cannot predict the timing, scope, or outcome of future tariff-related actions or their potential effect, if any, on our results of operations. We continue to monitor tariff policies and their impact on our business and results of operations.
Macroeconomic and Geopolitical Conditions. During 2026, higher fuel and energy prices, inflation, and broader geopolitical uncertainty, including the conflict between the United States and Iran, may result in a more challenging operating environment, weaker consumer sentiment, and cost pressures in our markets. For additional discussion, see Item 1A. Risk Factors, "Macro-economic and geo-political conditions" in our Annual Report on Form 10-K for the year ended December 31, 2025.
Electric Vehicle ("EV") and Emissions Regulation. Federal and state governments and regulators in our markets have placed various restrictions on new retail automotive and commercial vehicles, in many cases requiring vehicle manufacturers to achieve progressively higher penetration of EVs or lower emissions of new internal combustion engine vehicle sales. Under the U.K. Zero Emission Vehicle Mandate ("ZEV Mandate"), manufacturers must ensure that 33% of new cars sold in 2026 are electric vehicles (with limited allowances) and are subject to significant penalties if the required percentage is not achieved. By publicly available estimates, 25% of the U.K. new car registrations through June 2026 were zero emission vehicles. The U.K. government has also confirmed a ban on the sale of new cars powered solely by internal combustion engines beginning in 2030, subject to limited exceptions for certain low-volume manufacturers, while allowing certain hybrid cars and vans with internal combustion engines to be sold until 2035 with limited exceptions. The ban does not apply to used vehicle sales. These U.K. regulations currently increase annually through 2035 and continue to affect the profitability and mix of vehicles sold by our U.K. dealerships. In June 2026, the U.K. government announced a review of, and public consultation regarding, its ZEV Mandate, including a potential reduction of the 2030 zero-emission vehicle sales targets, although the outcome and timing of any resulting changes remain uncertain. In the U.S. commercial vehicle market, the EPA’s 2027 heavy-duty engine emissions standards establish more stringent requirements for model year 2027 and later heavy-duty engines, and although the EPA recently proposed amendments to certain compliance provisions of those standards, it has retained the underlying model year 2027 emissions start date and the stringency of the standards. We believe that the recent clarity regarding these emission standards contributed to increased order activity during the first half of 2026, with related sales expected to occur primarily in the second half of 2026. For an additional discussion of certain risks associated with our business related to EV and emissions regulation, see Item 1A. Risk Factors, "Vehicle Emissions and Other Environmental Regulations" in our Annual Report on Form 10-K for the year ended December 31, 2025.
Retail Automotive. During the six months ended June 30, 2026, U.S. industry new light vehicle sales decreased 2.7%, to 7.9 million units, including a 4.0% decrease in retail sales, partially offset by a 4.3% increase in fleet sales, as compared to the same period last year. In the U.S., we believe our comparative new vehicle sales overall were negatively impacted by weather-related disruptions during January and February, the benefit in the prior period from tariff-related pull-forward of retail sales, and a 49.5% decrease in our new EV sales in the U.S., driven by reduced EV and emissions regulations in the U.S. and the elimination of certain tax incentives for the purchase of vehicles, including the previous $7,500 per new vehicle tax incentive on September 30, 2025. We expect continued strong demand for our service and parts operations driven by the increased average age of vehicles, recall campaigns, increased miles driven, and vehicle complexity. Affordability remains a consideration for consumers, given higher average vehicle prices and the resulting impact on monthly payments.
U.K. new vehicle registrations increased 9.2% to 1.1 million registrations, including a 12.6% increase in retail sales and a 6.8% increase in fleet sales, as compared to the same period last year. The sale of new premium brand vehicles across the U.K., representing a significant portion of our U.K. portfolio, increased 4.2% over such period. We believe premium brand performance during the first six months of 2026 benefited in part from an overall growth in the U.K. new vehicle market, including continued consumer demand for electric vehicles. However, premium brand performance in the U.K. continues to be impacted by market dynamics, including higher business and consumer-related taxes and fees, increased emissions-based charges on higher-emission vehicles, the increased market share of Chinese manufacturers (which grew from 7.6% to 15.3% in the first six months of 2026), and higher fuel prices, which we expect may continue to affect the U.K. premium vehicle market.
Our new vehicle days' supply is 51 as of June 30, 2026, compared to 49 as of December 31, 2025. Our used vehicle days' supply is 44 as of June 30, 2026, compared to 49 as of December 31, 2025.
Retail Commercial Truck Dealership. During the six months ended June 30, 2026, North American sales of Class 6-8 medium- and heavy-duty trucks, the vehicles sold by our PTG business, decreased 9.4% from the same period last year to 191,418 units. The Class 6-7 medium-duty truck market decreased 3.6% from the same period last year to 73,542 units, and Class 8 heavy-duty trucks, the largest North American market, decreased 12.7% from the same period last year to 117,876 units. Lower order intake related to the weak freight environment during the third and fourth quarters of 2025 negatively impacted truck deliveries during the first six months of 2026. However, order activity began increasing in late 2025 as the freight environment has strengthened, driven in part by customer orders placed ahead of anticipated 2027 emissions requirements. Demand for used trucks also increased during the first half of 2026, which we believe was due to higher freight rates and capacity constraints in the freight market. In addition, service and parts operations benefited from increased demand from delayed maintenance, as well as from an aging vehicle fleet. We expect related sales from increased new truck order activity to occur primarily in the second half of 2026 and demand for new and used trucks and service and parts operations to remain strong. As of June 30, 2026, the Class 6-8 medium- and heavy-duty truck backlog is 236,771 units according to data published by ACT Research compared to 170,568 as of December 31, 2025.
Commercial Vehicle Distribution and Other. During the six months ended June 30, 2026, the Australian heavy-duty truck market reported sales of 6,466 units, representing a decrease of 9.5% from the same period last year, while the New Zealand market reported sales of 1,137 units, representing a decrease of 0.3% from the same period last year. We expect continued challenging market conditions for our on-highway businesses, with higher fuel prices and broader operating cost pressures on transport operators continuing to affect demand. However, we expect demand for defense and energy systems products to remain strong in the second half of 2026, in particular in providing standby power energy solutions for our data systems customers.

Penske Transportation Solutions. PTS experienced improved operating performance during the first six months of 2026. As discussed above, in recent months we have seen increased order activity in the Class 8 market which, in addition to continued cost savings strategies, we expect will benefit PTS.
As described in "Forward-Looking Statements," there are a number of factors that could cause actual results to differ materially from our expectations, including those discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, and our other periodic reports filed with the Securities and Exchange Commission.
Operating Overview
Automotive and commercial truck dealerships represent 97.0% of our revenue and 81.5% of our earnings before taxes during the six months ended June 30, 2026. Income from our PTS investment represents 14.5% of our earnings before taxes during the six months ended June 30, 2026. New and used vehicle revenues typically include sales to retail customers, agency customers, fleet customers, and leasing companies providing consumer leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, sales of third-party insurance policies, commissions relating to the sale of finance and lease contracts to third parties, and the sales of certain other products. Service and parts revenues include fees paid by customers for repair, maintenance and collision services, and the sale of replacement parts and other aftermarket accessories as well as warranty repairs that are reimbursed directly by vehicle manufacturers.
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
As exchange rates fluctuate, our revenue and results of operations as reported in U.S. dollars fluctuate. For example, if the British Pound were to weaken against the U.S. dollar, our U.K. results of operations would translate into less U.S. dollar reported results. Foreign currency average rate fluctuations increased revenue and gross profit by $47.2 million and $8.5 million, respectively, for the three months ended June 30, 2026, and increased revenue and gross profit by $274.8 million and $43.4 million, respectively, for the six months ended June 30, 2026, compared to the same periods in 2025. Foreign currency average rate fluctuations increased earnings per share by approximately $0.02 per share for the three months ended June 30, 2026, and increased earnings per share by approximately $0.07 per share for the six months ended June 30, 2026, compared to the same periods in 2025. Excluding the impact of foreign currency average rate fluctuations, aggregate revenue and gross profit increased 5.4% and decreased 0.3%, respectively, for the three months ended June 30, 2026, and increased 0.7% and decreased 2.3%, respectively, for the six months ended June 30, 2026, compared to the same periods in 2025.
Our selling expenses consist of advertising and compensation for sales personnel, including commissions and related bonuses. General and administrative expenses include compensation, finance, legal and management personnel costs, rent, insurance, information technology expenses, customer service vehicle loaner expenses, vehicle delivery and preparation expenses, utility expenses, and various other miscellaneous expenses. As the majority of our selling expenses are variable and a significant portion of our general and administrative expenses are subject to our control, we believe our expenses can be adjusted over time to reflect economic trends.
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
The future success of our business is dependent upon, among other things, macro-economic, geo-political, and industry conditions and events, including their impact on sales of new and used vehicles, service and parts, and repair and maintenance services, the availability of consumer credit, changes in consumer demand, consumer confidence levels, fuel prices, demand for trucks to move freight with respect to PTS and PTG and other freight metrics such as spot rates or miles driven, personal discretionary spending levels, interest rates, foreign currency exchange rates, and unemployment rates; our ability to obtain vehicles and parts from our manufacturers, especially in light of supply chain disruptions due to natural disasters, tariffs and non-tariff trade barriers, any shortages of vehicle components, international conflicts, challenges in sourcing labor or labor strikes or work stoppages, or other disruptions; the control our manufacturer partners can exert over our operations and our reliance on them for various aspects of our business; risks to our reputation and those of our manufacturer partners; changes in the retail model from direct sales by manufacturers, a transition to an agency model of sales, sales by online competitors, or from the expansion of EVs; disruptions to the security and availability of our information technology systems and those of our third party providers, which systems are increasingly threatened by ransomware and other cyber attacks; the effects of a pandemic on the global economy, including our ability to react effectively to changing business conditions in light of any pandemic; the impact of tariffs targeting imported vehicles and parts, as well as changes or increases in tariffs, trade restrictions, trade disputes, or non-tariff trade barriers; the rate of inflation, including its impact on vehicle affordability; our ability to consummate, integrate, and realize returns on our acquisitions; with respect to PTS, changes in the financial health of its customers, labor strikes or work stoppages by its employees, a reduction in PTS' asset utilization rates, the cost of acquiring and the continued availability from truck manufacturers and suppliers of vehicles and parts for its fleet, including with respect to the effect of various regulations concerning its vehicle fleet, changes in the values of used trucks, which affect PTS' profitability on truck sales, and regulatory risks and related compliance costs; our ability to realize returns on our significant capital investments in new and upgraded dealership facilities; our ability to navigate a rapidly changing automotive and truck landscape; our ability to respond to new or enhanced regulations in both our domestic and international markets relating to dealerships and vehicle sales, including those related to the sales process, emissions standards or electrification; the success of our distribution of commercial vehicles, engines, and power systems; natural disasters; recall initiatives or other disruptions that interrupt the supply of vehicles or parts to us; risks and uncertainties relating to an unsolicited, preliminary and non-binding take private proposal received from Penske Corporation and Mitsui & Co., Ltd. and their affiliates to acquire all of the shares of the Company not already owned by them, including the possibility that any such transaction may not be pursued, approved, or consummated on the proposed terms, within any anticipated timeframe, or at all; the outcome of legal and administrative matters, and other factors over which management has limited control. See Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, and our other periodic reports filed with the Securities and Exchange Commission.
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
Our results for the six months ended June 30, 2026, include a gain of $90.9 million from the sale of retail automotive franchises in the U.S., resulting in an after-tax gain of $67.5 million, or $1.03 per share. This gain was partially offset by disposals and other charges of $13.0 million (none of which was individually material), resulting in an after-tax expense of $10.9 million, or $0.17 per share.
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

Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025
Retail Automotive Dealership New Vehicle Data
(In millions, except unit and per unit amounts)

			2026 vs. 2025
New Vehicle Data	2026	2025	Change	% Change
New retail unit sales (excluding agency)	55,136	52,985	2,151	4.1%
Same-store new retail unit sales (excluding agency)	53,774	51,847	1,927	3.7%
New agency unit sales	11,195	10,079	1,116	11.1%
Same-store new agency unit sales	11,195	10,079	1,116	11.1%
Total new units delivered	66,331	63,064	3,267	5.2%
Total same-store new units delivered	64,969	61,926	3,043	4.9%
New sales revenue	$3,375.4	$3,188.1	$187.3	5.9%
Same-store new sales revenue	$3,281.9	$3,126.4	$155.5	5.0%
New retail sales revenue per unit (excluding agency)	$60,701	$59,691	$1,010	1.7%
Same-store new retail sales revenue per unit (excluding agency)	$60,500	$59,810	$690	1.2%
Gross profit — new	$290.1	$306.4	$(16.3)	(5.3)%
Same-store gross profit — new	$280.6	$301.4	$(20.8)	(6.9)%
Average gross profit per new vehicle (excluding agency)	$4,782	$5,337	$(555)	(10.4)%
Same-store average gross profit per new vehicle (excluding agency)	$4,726	$5,358	$(632)	(11.8)%
Gross margin % — new	8.6%	9.6%	(1.0)%	(10.4)%
Same-store gross margin % — new	8.5%	9.6%	(1.1)%	(11.5)%
Units
Retail unit deliveries of new vehicles increased from 2025 to 2026 due to a 3,043 unit, or 4.9%, increase in same-store new retail unit deliveries, coupled with a 224 unit increase from net dealership acquisitions/dispositions. Same-store retail units delivered increased 2.8% in the U.S. and increased 8.2% internationally. Overall, new retail unit deliveries increased 2.9% in the U.S. and increased 8.9% internationally. We believe the increase in new retail unit deliveries in the U.S. was primarily due to higher sales at our volume and domestic brand dealerships and improved new vehicle availability from certain manufacturers, partially offset by lower demand for electric vehicles subsequent to the elimination of certain U.S. tax incentives as of September 30, 2025. We believe the increase in retail unit deliveries internationally is primarily due to the increase in deliveries of certain premium and volume brands, partially offset by the elimination of premium vehicles from certain government incentive programs in the U.K.
Revenues
New vehicle sales revenue increased from 2025 to 2026 due to a $155.5 million, or 5.0%, increase in same-store revenues, coupled with a $31.8 million increase from net dealership acquisitions/dispositions. Excluding $7.3 million of favorable foreign currency fluctuations, same-store new revenue increased 4.7%. Same-store revenue (excluding agency) increased due to the increase in same-store new retail unit sales, which increased revenue by $116.6 million, coupled with a $690 per unit increase in same-store comparative average retail selling price (including a $131 per retail unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $35.8 million. We believe the increase in same-store comparative average retail selling price (excluding agency) is primarily due to the increased costs of acquiring vehicles from the manufacturer, coupled with a shift in sales mix toward higher-priced hybrid vehicles.
Gross Profit
Retail gross profit from new vehicle sales decreased from 2025 to 2026 due to a $20.8 million, or 6.9%, decrease in same-store gross profit, partially offset by a $4.5 million increase from net dealership acquisitions/dispositions. Excluding $0.6 million of favorable foreign currency fluctuations, same-store gross profit decreased 7.1%. Same-store gross profit (excluding agency) decreased due to a $632 per unit decrease in same-store comparative average gross profit, which decreased gross profit by $32.8 million, partially offset by the increase in same-store new retail sales, which increased retail gross profit by $9.1 million. We believe the decrease in same-store comparative average retail gross profit per unit (excluding agency) is primarily due to a highly competitive selling environment, the benefit in the prior period from tariff-related pull-forward of retail sales, the mix of vehicles sold, and vehicle affordability considerations.

Retail Automotive Dealership Used Vehicle Data
(In millions, except unit and per unit amounts)

			2026 vs. 2025
Used Vehicle Data	2026	2025	Change	% Change
Used retail unit sales	59,070	56,802	2,268	4.0%
Same-store used retail unit sales	57,802	55,034	2,768	5.0%
Used retail sales revenue	$2,471.9	$2,259.4	$212.5	9.4%
Same-store used retail sales revenue	$2,422.6	$2,204.3	$218.3	9.9%
Used retail sales revenue per unit	$41,847	$39,776	$2,071	5.2%
Same-store used retail sales revenue per unit	$41,912	$40,054	$1,858	4.6%
Gross profit — used	$123.8	$130.6	$(6.8)	(5.2)%
Same-store gross profit — used	$120.7	$127.5	$(6.8)	(5.3)%
Average gross profit per used vehicle retailed	$2,095	$2,298	$(203)	(8.8)%
Same-store average gross profit per used vehicle retailed	$2,088	$2,317	$(229)	(9.9)%
Gross margin % — used	5.0%	5.8%	(0.8)%	(13.8)%
Same-store gross margin % — used	5.0%	5.8%	(0.8)%	(13.8)%
Units
Retail unit sales of used vehicles increased from 2025 to 2026 due to a 2,768 unit, or 5.0%, increase in same-store used retail unit sales, partially offset by a 500 unit decrease from net dealership acquisitions/dispositions. Our same-store units increased 3.0% in the U.S. and increased 7.4% internationally. Overall, our used units increased 3.3% in the U.S. and increased 4.7% internationally. We believe the increase in same-store retail sales of used units is primarily due to increased consumer demand due to overall affordability considerations, coupled with increased operational enhancements internationally focused on growing used vehicle sales.
Revenues
Used vehicle retail sales revenue increased from 2025 to 2026 due to a $218.3 million, or 9.9%, increase in same-store revenues, partially offset by a $5.8 million decrease from net dealership acquisitions/dispositions. Excluding $9.7 million of favorable foreign currency fluctuations, same-store used retail revenue increased 9.5%. The increase in same-store revenue is due to the increase in same-store used retail unit sales which increased revenue by $116.0 million, coupled with a $1,858 per unit increase in same-store comparative average selling price (including a $167 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $102.3 million. We believe the increase in same-store comparative average selling price is primarily due to the increased costs to acquire vehicles.
Gross Profit
Retail gross profit from used vehicle sales decreased from 2025 to 2026 due to a $6.8 million, or 5.3%, decrease in same-store gross profit. Excluding $0.6 million of favorable foreign currency fluctuations, same-store gross profit decreased 5.9%. The decrease in same-store gross profit is due to a $229 per unit decrease in same-store comparative average gross profit, which decreased gross profit by $12.6 million, partially offset by the increase in same-store used retail unit sales, which increased gross profit by $5.8 million. We believe the decrease in same-store comparative average gross profit per unit is primarily due to higher acquisition costs of vehicles, coupled with improved new vehicle availability.

Retail Automotive Dealership Finance and Insurance Data
(In millions, except unit and per unit amounts)

			2026 vs. 2025
Finance and Insurance Data	2026	2025	Change	% Change
Total retail unit sales	114,206	109,787	4,419	4.0%
Total same-store retail unit sales	111,576	106,881	4,695	4.4%
Total agency unit sales	11,195	10,079	1,116	11.1%
Total same-store agency unit sales	11,195	10,079	1,116	11.1%
Finance and insurance revenue	$211.0	$208.2	$2.8	1.3%
Same-store finance and insurance revenue	$207.1	$203.9	$3.2	1.6%
Finance and insurance revenue per unit (excluding agency)	$1,807	$1,863	$(56)	(3.0)%
Same-store finance and insurance revenue per unit (excluding agency)	$1,815	$1,887	$(72)	(3.8)%
Finance and insurance revenue increased from 2025 to 2026 due to a $3.2 million, or 1.6%, increase in same-store revenue, partially offset by a $0.4 million decrease from net dealership acquisitions/dispositions. Excluding $0.5 million of favorable foreign currency fluctuations, same-store finance and insurance revenue increased 1.3%. Same-store revenue (excluding agency) increased due to the increase in combined same-store new and used retail unit sales, which increased revenue by $8.5 million, partially offset by a $72 per unit decrease in same-store comparative average finance and insurance retail revenue, which decreased revenue by $7.7 million. Same-store finance and insurance revenue per unit (excluding agency) decreased 5.1% in the U.S. and decreased 5.9% in the U.K. We believe the decrease in same-store finance and insurance revenue per unit (excluding agency) is primarily due to lower penetration of various finance and insurance products and overall affordability considerations.
Retail Automotive Dealership Service and Parts Data
(In millions)

			2026 vs. 2025
Service and Parts Data	2026	2025	Change	% Change
Service and parts revenue	$867.1	$853.4	$13.7	1.6%
Same-store service and parts revenue	$852.1	$835.7	$16.4	2.0%
Gross profit — service and parts	$517.0	$501.4	$15.6	3.1%
Same-store service and parts gross profit	$507.3	$490.8	$16.5	3.4%
Gross margin % — service and parts	59.6%	58.8%	0.8%	1.4%
Same-store service and parts gross margin %	59.5%	58.7%	0.8%	1.4%
Revenues
Service and parts revenue increased from 2025 to 2026, with an increase of 2.4% in the U.S. and an increase of 0.3% internationally. The increase in service and parts revenue is due to a $16.4 million, or 2.0%, increase in same-store revenues, partially offset by a $2.7 million decrease from net dealership acquisitions/dispositions. Excluding $3.0 million of favorable foreign currency fluctuations, same-store revenue increased 1.6%. The increase in same-store revenue is due to a $21.1 million, or 3.6%, increase in customer pay revenue, partially offset by a $4.3 million, or 2.3%, decrease in warranty revenue and a $0.4 million, or 0.7%, decrease in vehicle preparation and body shop revenue. We believe the increase in same-store revenue is primarily due to increased customer-pay revenue, implementation of technology in our service operations, increasing vehicle complexity, increases in effective labor rates, and increases in the retail cost of parts.
Gross Profit
Service and parts gross profit increased from 2025 to 2026 due to a $16.5 million, or 3.4%, increase in same-store gross profit, partially offset by a $0.9 million decrease from net dealership acquisitions/dispositions. Excluding $1.5 million of favorable foreign currency fluctuations, same-store gross profit increased 3.1%. The increase in same-store gross profit is due to the increase in same-store revenues, which increased gross profit by $9.8 million, coupled with a 0.8% increase in same-store gross margin from 58.7% to 59.5%, which increased gross profit by $6.7 million. The increase in same-store gross profit is due to a $12.9 million, or 4.6%, increase in customer pay gross profit, a $3.1 million, or 2.9%, increase in vehicle preparation and body shop gross profit, and a $0.5 million, or 0.5%, increase in warranty gross profit. We believe the increase in same-store gross margin is primarily due to a change in the mix of warranty to more favorable customer pay in the U.K., coupled with an increase in the effective labor rate.
Retail Commercial Truck Dealership Data
(In millions, except unit and per unit amounts)

			2026 vs. 2025
New Commercial Truck Data	2026	2025	Change	% Change
New retail unit sales	4,276	4,638	(362)	(7.8)%
Same-store new retail unit sales	4,276	4,638	(362)	(7.8)%
New retail sales revenue	$594.3	$655.6	$(61.3)	(9.4)%
Same-store new retail sales revenue	$594.3	$655.6	$(61.3)	(9.4)%
New retail sales revenue per unit	$138,979	$141,345	$(2,366)	(1.7)%
Same-store new retail sales revenue per unit	$138,979	$141,345	$(2,366)	(1.7)%
Gross profit — new	$30.3	$36.6	$(6.3)	(17.2)%
Same-store gross profit — new	$30.3	$36.6	$(6.3)	(17.2)%
Average gross profit per new truck retailed	$7,083	$7,889	$(806)	(10.2)%
Same-store average gross profit per new truck retailed	$7,083	$7,889	$(806)	(10.2)%
Gross margin % — new	5.1%	5.6%	(0.5)%	(8.9)%
Same-store gross margin % — new	5.1%	5.6%	(0.5)%	(8.9)%
Units
Retail unit sales of new trucks decreased from 2025 to 2026 due to a 362 unit, or 7.8%, decrease in same-store new retail unit sales. We believe the decrease in same-store unit sales is primarily due to reduced order activity during the third and fourth quarters of 2025 related to the prolonged recessionary freight rate environment, tariffs, and uncertainty regarding 2027 EPA emission standards for Class 8 heavy-duty trucks.
Revenues
New commercial truck retail sales revenue decreased from 2025 to 2026 due to a $61.3 million, or 9.4%, decrease in same-store revenues. The decrease in same-store revenue is due to the decrease in same-store new retail unit sales, which decreased revenue by $51.2 million, coupled with a $2,366 per unit decrease in same-store comparative average selling price, which decreased revenue by $10.1 million. We believe the decrease in same-store comparative average selling price is primarily due to a change in the mix of units sold.
Gross Profit
New commercial truck retail gross profit decreased from 2025 to 2026 due to a $6.3 million, or 17.2%, decrease in same-store gross profit. The decrease in same-store gross profit is due to an $806 per unit decrease in same-store comparative average gross profit, which decreased gross profit by $3.4 million, coupled with the decrease in same-store new retail unit sales, which decreased gross profit by $2.9 million. We believe the decrease in same-store comparative average gross profit per unit is primarily due to a change in the mix of units sold.

			2026 vs. 2025
Used Commercial Truck Data	2026	2025	Change	% Change
Used retail unit sales	1,155	701	454	64.8%
Same-store used retail unit sales	1,155	701	454	64.8%
Used retail sales revenue	$86.6	$52.7	$33.9	64.3%
Same-store used retail sales revenue	$86.6	$52.7	$33.9	64.3%
Used retail sales revenue per unit	$74,991	$75,223	$(232)	(0.3)%
Same-store used retail sales revenue per unit	$74,991	$75,223	$(232)	(0.3)%
Gross profit — used	$10.3	$4.9	$5.4	110.2%
Same-store gross profit — used	$10.3	$4.9	$5.4	110.2%
Average gross profit per used truck retailed	$8,923	$7,037	$1,886	26.8%
Same-store average gross profit per used truck retailed	$8,923	$7,037	$1,886	26.8%
Gross margin % — used	11.9%	9.3%	2.6%	28.0%
Same-store gross margin % — used	11.9%	9.3%	2.6%	28.0%
Units
Retail unit sales of used trucks increased from 2025 to 2026 due to a 454 unit, or 64.8%, increase in same-store retail unit sales. We believe the increase in same-store unit sales is primarily due to improving freight rates from the reduction in overall market capacity which has increased demand for used trucks.
Revenues
Used commercial truck retail sales revenue increased from 2025 to 2026 due to a $33.9 million, or 64.3%, increase in same-store revenues. The increase in same-store revenue is due to the increase in same-store used retail unit sales, which increased revenue by $34.1 million, partially offset by a $232 per unit decrease in same-store comparative average selling price, which decreased revenue by $0.2 million.
Gross Profit
Used commercial truck retail gross profit increased from 2025 to 2026 primarily due to a $5.4 million, or 110.2%, increase in same-store gross profit. The increase in same-store gross profit is due to the increase in same-store used retail unit sales, which increased gross profit by $4.1 million, coupled with a $1,886 per unit increase in same-store comparative average gross profit, which increased gross profit by $1.3 million. We believe the increase in same-store comparative average gross profit per unit is primarily due to improving freight rates from the reduction in overall market capacity which has increased demand for used trucks.

			2026 vs. 2025
Service and Parts Data	2026	2025	Change	% Change
Service and parts revenue	$237.7	$226.7	$11.0	4.9%
Same-store service and parts revenue	$235.5	$226.0	$9.5	4.2%
Gross profit — service and parts	$94.5	$94.9	$(0.4)	(0.4)%
Same-store service and parts gross profit	$93.4	$94.5	$(1.1)	(1.2)%
Gross margin % — service and parts	39.8%	41.9%	(2.1)%	(5.0)%
Same-store service and parts gross margin %	39.7%	41.8%	(2.1)%	(5.0)%
Revenues
Service and parts revenue increased from 2025 to 2026 primarily due to a $9.5 million, or 4.2%, increase in same-store revenues. Customer pay work represented 79.2%, warranty represented 17.5%, and collision repair represented 3.3% of PTG's service and parts revenue. The increase in same-store revenue is due to an $8.8 million, or 4.9%, increase in customer pay revenue and a $0.7 million, or 1.7%, increase in warranty revenue. We believe the increase in same-store service and parts revenue is due to the improving freight environment, resulting in increased demand for parts, repairs, and maintenance services and increased demand from delayed maintenance.

Gross Profit
Service and parts gross profit decreased from 2025 to 2026 primarily due to a $1.1 million, or 1.2%, decrease in same-store gross profit. The decrease in same-store gross profit is due to a 2.1% decrease in same-store gross margin, which decreased gross profit by $4.9 million, partially offset by the increase in same-store revenues, which increased gross profit by $3.8 million. The decrease in same-store gross profit is due to a $0.8 million, or 1.1%, decrease in customer pay gross profit and a $0.4 million, or 5.4%, decrease in body shop gross profit, partially offset by a $0.1 million, or 0.4%, increase in warranty gross profit.
Commercial Vehicle Distribution and Other Data
(In millions, except unit amounts)

			2026 vs. 2025
Penske Australia Data	2026	2025	Change	% Change
Commercial vehicle units (wholesale and retail)	227	296	(69)	(23.3)%
Power system units	188	291	(103)	(35.4)%
Sales revenue	$283.9	$201.2	$82.7	41.1%
Gross profit	$57.7	$44.2	$13.5	30.5%
Penske Australia primarily distributes and services commercial vehicles, engines, and power systems. This business generated $283.9 million of revenue during the three months ended June 30, 2026, compared to $201.2 million of revenue in the prior year period, an increase of 41.1%. This business also generated $57.7 million of gross profit during the three months ended June 30, 2026, compared to $44.2 million of gross profit in the prior year period, an increase of 30.5%. Excluding $26.3 million of favorable foreign currency fluctuations, revenue increased 28.0%, and excluding $5.4 million of favorable foreign currency fluctuations, gross profit increased 18.1%. These increases are primarily due to increased demand for energy systems products, including standby power energy solutions for our data systems customers, partially offset by a decrease in units sold related to the decline in the Australian and New Zealand heavy-duty truck market.
Selling, General, and Administrative Data
(In millions)

			2026 vs. 2025
Selling, General, and Administrative Data	2026	2025	Change	% Change
Personnel expense	$584.4	$577.2	$7.2	1.2%
Advertising expense	$31.9	$33.6	$(1.7)	(5.1)%
Rent & related expense	$114.4	$111.7	$2.7	2.4%
Other expense	$243.3	$221.3	$22.0	9.9%
Total SG&A expenses	$974.0	$943.8	$30.2	3.2%
Same-store SG&A expenses	$954.0	$924.1	$29.9	3.2%

Personnel expense as % of gross profit	43.1%	42.7%	0.4%	0.9%
Advertising expense as % of gross profit	2.4%	2.5%	(0.1)%	(4.0)%
Rent & related expense as % of gross profit	8.4%	8.3%	0.1%	1.2%
Other expense as % of gross profit	17.9%	16.3%	1.6%	9.8%
Total SG&A expenses as % of gross profit	71.8%	69.8%	2.0%	2.9%
Same-store SG&A expenses as % of same-store gross profit	71.7%	69.5%	2.2%	3.2%
Selling, general, and administrative expenses ("SG&A") increased from 2025 to 2026 due to a $29.9 million, or 3.2%, increase in same-store SG&A, coupled with a $0.3 million increase from net dealership acquisitions/dispositions. Excluding $5.4 million of unfavorable foreign currency fluctuations, same-store SG&A increased 2.7%. SG&A expenses as a percentage of gross profit was 71.8%, an increase of 200 basis points compared to 69.8% in the prior year. SG&A expenses as a percentage of total revenue were 11.4% and 11.7% in the three months ended June 30, 2026 and 2025, respectively. We believe the increase in SG&A expenses as a percentage of gross profit is primarily due to increases in personnel expenses, including employee benefits, information technology expenses, rent and rent related expenses, and vehicle maintenance expenses.

Depreciation
(In millions)

			2026 vs. 2025
	2026	2025	Change	% Change
Depreciation	$45.4	$43.1	2.3	5.3%
Depreciation increased from 2025 to 2026 due to a $2.8 million, or 6.7%, increase in same-store depreciation due to capital expenditures, partially offset by a $0.5 million decrease from net dealership acquisitions/dispositions.
Floor Plan Interest Expense
(In millions)

			2026 vs. 2025
	2026	2025	Change	% Change
Floor plan interest expense	$38.5	$43.8	(5.3)	(12.1)%
Floor plan interest expense decreased from 2025 to 2026 due to a $4.8 million, or 11.2%, decrease in same-store floor plan interest expense, coupled with a $0.5 million decrease from net dealership acquisitions/dispositions. The overall decrease is due to decreases in applicable rates, partially offset by increases in average amounts outstanding under floor plan arrangements due to increasing levels of inventory.
Other Interest Expense
(In millions)

			2026 vs. 2025
	2026	2025	Change	% Change
Other interest expense	$33.1	$21.6	11.5	53.2%
Other interest expense increased from 2025 to 2026 due to increases in average revolver borrowing amounts outstanding under our credit agreements due to dealership acquisitions, partially offset by decreases in applicable rates throughout the year.
Equity in Earnings of Affiliates
(In millions)

			2026 vs. 2025
	2026	2025	Change	% Change
Equity in earnings of affiliates	$57.3	$53.6	3.7	6.9%
Equity in earnings of affiliates increased from 2025 to 2026 due to a $3.9 million, or 7.3%, increase in earnings from our investment in PTS, partially offset by the decrease in earnings from our joint ventures primarily due to the sale of our 50% interest in our joint venture in Spain during the second quarter of 2025. We believe the increase in our PTS equity earnings was driven by improved operating performance during the second quarter of 2026, including growth in full-service leasing revenue, improved fleet utilization, and lower operating and interest expenses, including maintenance and depreciation expense, resulting from continued fleet reductions. These benefits were partially offset by continued challenging conditions in the rental market, which pressured commercial and consumer rental demand, as well as a lower gain on sale of used trucks.

Income Taxes
(In millions)

			2026 vs. 2025
	2026	2025	Change	% Change
Income taxes	$92.6	$86.0	6.6	7.7%
Income taxes increased $6.6 million from 2025 to 2026, despite generally flat pre-tax income. Our effective tax rate was 26.2% during the three months ended June 30, 2026, compared to 24.3% during the three months ended June 30, 2025, primarily due to our acquisition of PMG whose earnings only became subject to corporate income taxes after our November 2025 acquisition, coupled with the fluctuations in our geographic pre-tax income mix.
Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025
Retail Automotive Dealership New Vehicle Data
(In millions, except unit and per unit amounts)

			2026 vs. 2025
New Vehicle Data	2026	2025	Change	% Change
New retail unit sales (excluding agency)	105,172	108,509	(3,337)	(3.1)%
Same-store new retail unit sales (excluding agency)	102,305	105,889	(3,584)	(3.4)%
New agency unit sales	24,206	20,765	3,441	16.6%
Same-store new agency unit sales	24,206	20,765	3,441	16.6%
Total new units delivered	129,378	129,274	104	0.1%
Total same-store new units delivered	126,511	126,654	(143)	(0.1)%
New sales revenue	$6,456.1	$6,436.1	$20.0	0.3%
Same-store new sales revenue	$6,269.3	$6,299.4	$(30.1)	(0.5)%
New retail sales revenue per unit (excluding agency)	$60,798	$58,836	$1,962	3.3%
Same-store new retail sales revenue per unit (excluding agency)	$60,676	$59,001	$1,675	2.8%
Gross profit — new	$560.4	$608.9	$(48.5)	(8.0)%
Same-store gross profit — new	$542.1	$598.2	$(56.1)	(9.4)%
Average gross profit per new vehicle (excluding agency)	$4,782	$5,172	$(390)	(7.5)%
Same-store average gross profit per new vehicle (excluding agency)	$4,737	$5,199	$(462)	(8.9)%
Gross margin % — new	8.7%	9.5%	(0.8)%	(8.4)%
Same-store gross margin % — new	8.6%	9.5%	(0.9)%	(9.5)%
Units
Retail unit deliveries of new vehicles increased from 2025 to 2026 due to a 247 unit increase from net dealership acquisitions/dispositions, partially offset by a 143 unit, or 0.1%, decrease in same-store new retail unit deliveries. Same-store retail units delivered decreased 3.3% in the U.S. and increased 4.4% internationally. Overall, new retail unit deliveries decreased 3.3% in the U.S. and increased 5.1% internationally. We believe the decrease in retail unit sales in the U.S. is due to vehicle availability of certain brands, weather-related disruptions during January and February and the benefit in the prior period from tariff-related pull-forward of retail sales, as well as lower demand for electric vehicles subsequent to the elimination of certain U.S. tax incentives as of September 30, 2025, partially offset by higher sales at our volume and domestic brand dealerships and improved new vehicle availability from certain manufacturers. We believe the increase in retail unit deliveries internationally is primarily due to the increase in deliveries of certain volume brands, partially offset by the elimination of premium vehicles from certain government incentive programs in the U.K.
Revenues
New vehicle sales revenue increased from 2025 to 2026 due to a $50.1 million increase from net dealership acquisitions/dispositions, partially offset by a $30.1 million, or 0.5%, decrease in same-store revenues. Excluding $75.0 million of favorable foreign currency fluctuations, same-store new revenue decreased 1.7%. Same-store revenue (excluding agency) decreased due to the decrease in same-store new retail unit sales, which decreased revenue by

$211.5 million, partially offset by a $1,675 per unit increase in same-store comparative average retail selling price (including a $709 per retail unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $171.4 million. We believe the increase in same-store comparative average retail selling price (excluding agency) is primarily due to the increased costs of acquiring vehicles from the manufacturer, coupled with a shift in sales mix toward higher-priced hybrid vehicles.
Gross Profit
Retail gross profit from new vehicle sales decreased from 2025 to 2026 due to a $56.1 million, or 9.4%, decrease in same-store gross profit, partially offset by a $7.6 million increase from net dealership acquisitions/dispositions. Excluding $7.5 million of favorable foreign currency fluctuations, same-store gross profit decreased 10.6%. Same-store gross profit (excluding agency) decreased due to a $462 per unit decrease in same-store comparative average gross profit (despite a $52 per retail unit increase attributable to favorable foreign currency fluctuations), which decreased gross profit by $47.3 million, coupled with the decrease in same-store new retail sales, which decreased retail gross profit by $18.6 million. We believe the decrease in same-store comparative average retail gross profit per unit (excluding agency) is primarily due to a highly competitive selling environment, the benefit in the prior period from tariff-related pull-forward of retail sales, the mix of vehicles sold, and vehicle affordability considerations.
Retail Automotive Dealership Used Vehicle Data
(In millions, except unit and per unit amounts)

			2026 vs. 2025
Used Vehicle Data	2026	2025	Change	% Change
Used retail unit sales	119,196	117,289	1,907	1.6%
Same-store used retail unit sales	116,007	112,858	3,149	2.8%
Used retail sales revenue	$4,901.3	$4,523.5	$377.8	8.4%
Same-store used retail sales revenue	$4,792.5	$4,392.7	$399.8	9.1%
Used retail sales revenue per unit	$41,120	$38,567	$2,553	6.6%
Same-store used retail sales revenue per unit	$41,312	$38,922	$2,390	6.1%
Gross profit — used	$248.6	$258.7	$(10.1)	(3.9)%
Same-store gross profit — used	$242.4	$252.3	$(9.9)	(3.9)%
Average gross profit per used vehicle retailed	$2,085	$2,206	$(121)	(5.5)%
Same-store average gross profit per used vehicle retailed	$2,090	$2,236	$(146)	(6.5)%
Gross margin % — used	5.1%	5.7%	(0.6)%	(10.5)%
Same-store gross margin % — used	5.1%	5.7%	(0.6)%	(10.5)%
Units
Retail unit sales of used vehicles increased from 2025 to 2026 due to a 3,149 unit, or 2.8%, increase in same-store used retail unit sales, partially offset by a 1,242 unit decrease from net dealership acquisitions/dispositions. Our same-store units increased 0.1% in the U.S. and increased 5.8% internationally. Overall, our used units decreased 0.2% in the U.S. and increased 3.6% internationally. We believe the increase in same-store retail sales of used units in the U.S. is primarily due to increased consumer demand due to overall affordability considerations, coupled with improved vehicle availability, partially offset by weather-related disruptions during January and February. We believe the increase in same-store retail sales of used units internationally is primarily due to increased consumer demand due to overall affordability considerations, coupled with increased operational enhancements internationally focused on growing used vehicle sales.
Revenues
Used vehicle retail sales revenue increased from 2025 to 2026 due to a $399.8 million, or 9.1%, increase in same-store revenues, partially offset by a $22.0 million decrease from net dealership acquisitions/dispositions. Excluding $101.0 million of favorable foreign currency fluctuations, same-store used retail revenue increased 6.8%. The increase in same-store revenue is due to a $2,390 per unit increase in same-store comparative average selling price (including an $871 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $269.7 million, coupled with the increase in same-store used retail unit sales discussed above, which increased revenue by $130.1 million. We believe the increase in same-store comparative average selling price is primarily due to the increased costs to acquire vehicles.

Gross Profit
Retail gross profit from used vehicle sales decreased from 2025 to 2026 due to a $9.9 million, or 3.9%, decrease in same-store gross profit, coupled with a $0.2 million decrease from net dealership acquisitions/dispositions. Excluding $5.4 million of favorable foreign currency fluctuations, same-store gross profit decreased 6.1%. The decrease in same-store gross profit is due to a $146 per unit decrease in same-store comparative average gross profit (despite a $47 per unit increase attributable to favorable foreign currency fluctuations), which decreased gross profit by $16.5 million, partially offset by the increase in same-store used retail unit sales, which increased gross profit by $6.6 million. We believe the decrease in same-store comparative average gross profit per unit is primarily due to higher acquisition costs of vehicles.
Retail Automotive Dealership Finance and Insurance Data
(In millions, except unit and per unit amounts)

			2026 vs. 2025
Finance and Insurance Data	2026	2025	Change	% Change
Total retail unit sales	224,368	225,798	(1,430)	(0.6)%
Total same-store retail unit sales	218,312	218,747	(435)	(0.2)%
Total agency unit sales	24,206	20,765	3,441	16.6%
Total same-store agency unit sales	24,206	20,765	3,441	16.6%
Finance and insurance revenue	$413.3	$413.6	$(0.3)	(0.1)%
Same-store finance and insurance revenue	$404.7	$403.4	$1.3	0.3%
Finance and insurance revenue per unit (excluding agency)	$1,797	$1,798	$(1)	(0.1)%
Same-store finance and insurance revenue per unit (excluding agency)	$1,808	$1,828	$(20)	(1.1)%
Finance and insurance revenue decreased from 2025 to 2026 due to a $1.6 million decrease from net dealership acquisitions/dispositions, partially offset by a $1.3 million, or 0.3%, increase in same-store revenue. Excluding $5.5 million of favorable foreign currency fluctuations, same-store finance and insurance revenue decreased 1.0%. Same-store revenue (excluding agency) decreased due to a $20 per unit decrease in same-store comparative average finance and insurance retail revenue (despite a $24 per retail unit increase attributable to favorable foreign currency fluctuations), which decreased revenue by $4.4 million, coupled with the decrease in combined same-store new and used retail unit sales, which decreased revenue by $0.8 million. Same-store finance and insurance revenue per unit (excluding agency) decreased 2.9% in the U.S. and decreased 0.6% in the U.K. We believe the decrease in same-store finance and insurance revenue per unit (excluding agency) is primarily due to lower penetration of various finance and insurance products and overall affordability considerations.
Retail Automotive Dealership Service and Parts Data
(In millions)

			2026 vs. 2025
Service and Parts Data	2026	2025	Change	% Change
Service and parts revenue	$1,731.0	$1,679.0	$52.0	3.1%
Same-store service and parts revenue	$1,693.4	$1,639.7	$53.7	3.3%
Gross profit — service and parts	$1,026.7	$983.8	$42.9	4.4%
Same-store service and parts gross profit	$1,003.3	$960.4	$42.9	4.5%
Gross margin % — service and parts	59.3%	58.6%	0.7%	1.2%
Same-store service and parts gross margin %	59.2%	58.6%	0.6%	1.0%
Revenues
Service and parts revenue increased from 2025 to 2026, with an increase of 2.6% in the U.S. and an increase of 3.9% internationally. The increase in service and parts revenue is due to a $53.7 million, or 3.3%, increase in same-store revenues, partially offset by a $1.7 million decrease from net dealership acquisitions/dispositions. Excluding $25.9 million of favorable foreign currency fluctuations, same-store revenue increased 1.7%. The increase in same-store revenue, which was partially offset by weather-related disruptions during January and February, is due to a $54.5 million, or 4.7%, increase in customer pay revenue, partially offset by a $0.4 million, or 0.1%, decrease in warranty revenue and a $0.4 million, or

0.4%, decrease in vehicle preparation and body shop revenue. We believe the increase in same-store revenue is primarily due to increased customer-pay revenue, implementation of technology in our service operations, increasing vehicle complexity, increases in effective labor rates, and increases in the retail cost of parts.
Gross Profit
Service and parts gross profit increased from 2025 to 2026 due to a $42.9 million, or 4.5%, increase in same-store gross profit. Excluding $13.7 million of favorable foreign currency fluctuations, same-store gross profit increased 3.0%. The increase in same-store gross profit, which was partially offset by weather-related disruptions during January and February, is due to the increase in same-store revenues, which increased gross profit by $31.8 million, coupled with a 0.6% increase in same-store gross margin from 58.6% to 59.2%, which increased gross profit by $11.1 million. The increase in same-store gross profit is due to a $30.7 million, or 5.6%, increase in customer pay gross profit, a $7.0 million, or 3.4%, increase in vehicle preparation and body shop gross profit, and a $5.2 million, or 2.6%, increase in warranty gross profit. We believe the increase in same-store gross margin is primarily due to a change in the mix of warranty to more favorable customer pay in the U.K., coupled with an increase in the effective labor rate.
Retail Commercial Truck Dealership Data
(In millions, except unit and per unit amounts)

			2026 vs. 2025
New Commercial Truck Data	2026	2025	Change	% Change
New retail unit sales	7,062	8,377	(1,315)	(15.7)%
Same-store new retail unit sales	7,062	8,377	(1,315)	(15.7)%
New retail sales revenue	$995.5	$1,182.8	$(187.3)	(15.8)%
Same-store new retail sales revenue	$995.5	$1,182.8	$(187.3)	(15.8)%
New retail sales revenue per unit	$140,967	$141,186	$(219)	(0.2)%
Same-store new retail sales revenue per unit	$140,967	$141,186	$(219)	(0.2)%
Gross profit — new	$53.4	$70.1	$(16.7)	(23.8)%
Same-store gross profit — new	$53.4	$70.1	$(16.7)	(23.8)%
Average gross profit per new truck retailed	$7,568	$8,367	$(799)	(9.5)%
Same-store average gross profit per new truck retailed	$7,568	$8,367	$(799)	(9.5)%
Gross margin % — new	5.4%	5.9%	(0.5)%	(8.5)%
Same-store gross margin % — new	5.4%	5.9%	(0.5)%	(8.5)%
Units
Retail unit sales of new trucks decreased from 2025 to 2026 due to a 1,315 unit, or 15.7%, decrease in same-store new retail unit sales. We believe the decrease in same-store unit sales is primarily due to reduced order activity during the third and fourth quarters of 2025 related to the prolonged recessionary freight rate environment, tariffs, and uncertainty regarding 2027 EPA emission standards for Class 8 heavy-duty trucks.
Revenues
New commercial truck retail sales revenue decreased from 2025 to 2026 due to a $187.3 million, or 15.8%, decrease in same-store revenues. The decrease in same-store revenue is due to the decrease in same-store new retail unit sales, which decreased revenue by $185.8 million, coupled with a $219 per unit decrease in same-store comparative average selling price, which decreased revenue by $1.5 million. We believe the decrease in same-store comparative average selling price is primarily due to a change in the mix of units sold.
Gross Profit
New commercial truck retail gross profit decreased from 2025 to 2026 due to a $16.7 million, or 23.8%, decrease in same-store gross profit. The decrease in same-store gross profit is due to the decrease in same-store new retail unit sales, which decreased gross profit by $11.1 million, coupled with a $799 per unit decrease in same-store comparative average gross profit, which decreased gross profit by $5.6 million. We believe the decrease in same-store comparative average gross profit per unit is primarily due to a change in the mix of units sold.

			2026 vs. 2025
Used Commercial Truck Data	2026	2025	Change	% Change
Used retail unit sales	1,952	1,676	276	16.5%
Same-store used retail unit sales	1,952	1,676	276	16.5%
Used retail sales revenue	$138.8	$116.5	$22.3	19.1%
Same-store used retail sales revenue	$138.8	$116.5	$22.3	19.1%
Used retail sales revenue per unit	$71,114	$69,548	$1,566	2.3%
Same-store used retail sales revenue per unit	$71,114	$69,548	$1,566	2.3%
Gross profit — used	$15.8	$12.2	$3.6	29.5%
Same-store gross profit — used	$15.8	$12.2	$3.6	29.5%
Average gross profit per used truck retailed	$8,092	$7,278	$814	11.2%
Same-store average gross profit per used truck retailed	$8,092	$7,278	$814	11.2%
Gross margin % — used	11.4%	10.5%	0.9%	8.6%
Same-store gross margin % — used	11.4%	10.5%	0.9%	8.6%
Units
Retail unit sales of used trucks increased from 2025 to 2026 due to a 276 unit, or 16.5%, increase in same-store retail unit sales. We believe the increase in same-store unit sales is primarily due to improving freight rates from the reduction in overall market capacity which has increased demand for used trucks.
Revenues
Used commercial truck retail sales revenue increased from 2025 to 2026 due to a $22.3 million, or 19.1%, increase in same-store revenues. The increase in same-store revenue is due to the increase in same-store used retail unit sales, which increased revenue by $19.7 million, coupled with a $1,566 per unit increase in same-store comparative average selling price, which increased revenue by $2.6 million. We believe the increase in same-store comparative average selling price is primarily due to increased demand for used trucks resulting from higher freight rates from an improved freight environment and capacity constraints in the freight market.
Gross Profit
Used commercial truck retail gross profit increased from 2025 to 2026 primarily due to a $3.6 million, or 29.5%, increase in same-store gross profit. The increase in same-store gross profit is due to the increase in same-store used retail unit sales, which increased gross profit by $2.2 million, coupled with an $814 per unit increase in same-store comparative average gross profit, which increased gross profit by $1.4 million. We believe the increase in same-store comparative average gross profit per unit is primarily due to improving freight rates from the reduction in overall market capacity which has increased demand for used trucks.

			2026 vs. 2025
Service and Parts Data	2026	2025	Change	% Change
Service and parts revenue	$469.9	$448.7	$21.2	4.7%
Same-store service and parts revenue	$465.7	$447.2	$18.5	4.1%
Gross profit — service and parts	$187.8	$187.5	$0.3	0.2%
Same-store service and parts gross profit	$185.5	$186.8	$(1.3)	(0.7)%
Gross margin % — service and parts	40.0%	41.8%	(1.8)%	(4.3)%
Same-store service and parts gross margin %	39.8%	41.8%	(2.0)%	(4.8)%
Revenues
Service and parts revenue increased from 2025 to 2026 due to an $18.5 million, or 4.1%, increase in same-store revenues. Customer pay work represented 79.0%, warranty represented 17.8%, and collision repair represented 3.2% of PTG's service and parts revenue. The increase in same-store revenue is due to a $17.8 million, or 5.1%, increase in customer pay revenue and a $1.2 million, or 1.5%, increase in warranty revenue, partially offset by a $0.5 million, or 3.7%, decrease in body shop revenue. We believe the increase in same-store service and parts revenue is due to the improving freight environment, resulting in increased demand for parts, repairs, and maintenance services and increased demand from delayed maintenance.
Gross Profit
Service and parts gross profit increased from 2025 to 2026 due to a $1.6 million increase from an expanded collision facility, partially offset by a $1.3 million, or 0.7%, decrease in same-store gross profit. The decrease in same-store gross profit is due to a 2.0% decrease in same-store gross margin, which decreased gross profit by $8.7 million, partially offset by the increase in same-store revenues, which increased gross profit by $7.4 million. The decrease in same-store gross profit is due to a $1.2 million, or 7.5%, decrease in body shop gross profit and a $0.2 million, or 0.4%, decrease in warranty gross profit, partially offset by a $0.1 million, or 0.1%, increase in customer pay gross profit.
Commercial Vehicle Distribution and Other Data
(In millions, except unit amounts)

			2026 vs. 2025
Penske Australia Data	2026	2025	Change	% Change
Commercial vehicle units (wholesale and retail)	476	598	(122)	(20.4)%
Power system units	383	622	(239)	(38.4)%
Sales revenue	$485.8	$412.7	$73.1	17.7%
Gross profit	$103.9	$88.4	$15.5	17.5%
Penske Australia primarily distributes and services commercial vehicles, engines, and power systems. This business generated $485.8 million of revenue during the six months ended June 30, 2026, compared to $412.7 million of revenue in the prior year period, an increase of 17.7%. This business also generated $103.9 million of gross profit during the six months ended June 30, 2026, compared to $88.4 million of gross profit in the prior year period, an increase of 17.5%. Excluding $46.0 million of favorable foreign currency fluctuations, revenue increased 6.6% and excluding $9.8 million of favorable foreign currency fluctuations, gross profit increased 6.5%. These increases are primarily due to increased demand for energy systems products, including standby power energy solutions for our data systems customers, partially offset by a decrease in units sold related to the decline in the Australian and New Zealand heavy-duty truck market.
Selling, General, and Administrative Data
(In millions)

			2026 vs. 2025
Selling, General, and Administrative Data	2026	2025	Change	% Change
Personnel expense	$1,151.0	$1,134.5	$16.5	1.5%
Advertising expense	$62.9	$64.5	$(1.6)	(2.5)%
Rent & related expense	$230.9	$220.9	$10.0	4.5%
Other expense	$494.8	$475.3	$19.5	4.1%
Total SG&A expenses	$1,939.6	$1,895.2	$44.4	2.3%
Same-store SG&A expenses	$1,893.8	$1,850.6	$43.2	2.3%

Personnel expense as % of gross profit	43.3%	42.4%	0.9%	2.1%
Advertising expense as % of gross profit	2.4%	2.4%	—%	—%
Rent & related expense as % of gross profit	8.7%	8.3%	0.4%	4.8%
Other expense as % of gross profit	18.6%	17.8%	0.8%	4.5%
Total SG&A expenses as % of gross profit	73.0%	70.9%	2.1%	3.0%
Same-store SG&A expenses as % of same-store gross profit	72.9%	70.6%	2.3%	3.3%
Selling, general, and administrative expenses ("SG&A") increased from 2025 to 2026 due to a $43.2 million, or 2.3%, increase in same-store SG&A, coupled with a $1.2 million increase from net dealership acquisitions/dispositions. Excluding $32.3 million of unfavorable foreign currency fluctuations, same-store SG&A increased 0.6%. SG&A expenses as a percentage of gross profit was 73.0%, an increase of 210 basis points compared to 70.9% in the prior year. SG&A expenses as a percentage of total revenue were 11.8% and 11.9% in the six months ended June 30, 2026 and 2025, respectively. We believe the increase in SG&A expenses as a percentage of gross profit is primarily due to increases in personnel expenses, including employee benefits, information technology expenses, rent and rent related expenses, and vehicle maintenance expenses, coupled with the impact of weather-related disruptions on gross profit and related expenses.
Depreciation
(In millions)

			2026 vs. 2025
	2026	2025	Change	% Change
Depreciation	$90.2	$83.7	6.5	7.8%
Depreciation increased from 2025 to 2026 due to a $6.7 million, or 8.2%, increase in same-store depreciation due to capital expenditures, partially offset by a $0.2 million decrease from net dealership acquisitions/dispositions.
Floor Plan Interest Expense
(In millions)

			2026 vs. 2025
	2026	2025	Change	% Change
Floor plan interest expense	$76.6	$85.8	(9.2)	(10.7)%
Floor plan interest expense decreased from 2025 to 2026 due to an $8.2 million, or 9.8%, decrease in same-store floor plan interest expense, coupled with a $1.0 million decrease from net dealership acquisitions/dispositions. The overall decrease is due to decreases in applicable rates, partially offset by increases in average amounts outstanding under floor plan arrangements due to increasing levels of inventory.
Other Interest Expense
(In millions)

			2026 vs. 2025
	2026	2025	Change	% Change
Other interest expense	$61.5	$44.1	17.4	39.5%
Other interest expense increased from 2025 to 2026 due to increases in average revolver borrowing amounts outstanding under our credit agreements due to dealership acquisitions, partially offset by decreases in applicable rates throughout the year.
Equity in Earnings of Affiliates
(In millions)

			2026 vs. 2025
	2026	2025	Change	% Change
Equity in earnings of affiliates	$98.1	$86.9	11.2	12.9%
Equity in earnings of affiliates increased from 2025 to 2026 due to an $11.8 million, or 13.6%, increase in earnings from our investment in PTS, partially offset by the decrease in earnings from our joint ventures primarily due to the sale of our 50% interest in our joint venture in Spain during the second quarter of 2025. We believe the increase in our PTS equity earnings was driven by improved operating performance during 2026, including growth in full-service leasing revenue, improved fleet utilization, and lower operating and interest expenses, including maintenance and depreciation expense, resulting from continued fleet reductions. These benefits were partially offset by continued challenging conditions in the rental market, which pressured commercial and consumer rental demand, as well as a lower gain on sale of used trucks.

Income Taxes
(In millions)

			2026 vs. 2025
	2026	2025	Change	% Change
Income taxes	$181.4	$178.1	3.3	1.9%
Income taxes increased from 2025 to 2026 despite a $26.5 million decrease in our pre-tax income compared to the prior year. Our effective tax rate was 26.8% during the six months ended June 30, 2026, compared to 25.3% during the six months ended June 30, 2025, primarily due to our acquisition of PMG whose earnings only became subject to corporate income taxes after our November 2025 acquisition, coupled with the fluctuations in our geographic pre-tax income mix.
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
We have historically expanded our operations through organic growth and the acquisition of dealerships and other businesses. We believe that cash flow from operations, dividends and distributions from PTS and our joint venture investments, and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our existing operations and current commitments for at least the next twelve months. In the event that economic conditions are more severely impacted than we expect due to geo-political conditions, the impact of tariffs and non-tariff trade barriers, any vehicle shortages resulting from supply chain difficulties, we pursue significant acquisitions or other expansion opportunities, pursue significant repurchases of our outstanding securities, or refinance or repay existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings, which sources of funds may not necessarily be available on terms acceptable to us, if at all. In addition, our liquidity could be negatively impacted in the event we fail to comply with the covenants under our various financing and operating agreements or in the event our floor plan financing is withdrawn. Future events, including acquisitions, divestitures, new or revised operating lease agreements, borrowings or repayments under our credit agreements and our floor plan arrangements, raising capital, and purchases or refinancing of our securities, may also impact our liquidity.
We may opportunistically, from time to time and as the capital markets permit, offer securities for sale under an automatic shelf registration statement on file with the SEC that enables us to offer unspecified amounts of common stock, preferred stock, debt securities, warrants, subscription rights, depositary shares, stock purchase contracts, and units.
We expect that scheduled payments of our debt instruments will be funded through cash flows from operations or borrowings under our credit agreements. In the case of payments upon the maturity or termination dates of our debt instruments, we currently expect to be able to repay or refinance such instruments from cash flows from operations or borrowings under our credit agreements. Refer to the disclosures provided in Part I, Item 1, Note 9 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of our long-term debt obligations and scheduled interest payments.
Floor plan notes payable are revolving inventory-secured financing arrangements. Refer to the disclosures provided in Part I, Item 1, Note 7 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of financing for the vehicles we purchase, including discussion of our floor plan and other revolving arrangements.
Refer to the disclosures provided in Part I, Item 1, Note 10 of the Notes to our Consolidated Condensed Financial Statements for a description of our off-balance sheet arrangements which includes a repurchase commitment related to our floor plan credit agreement with Daimler Truck Financial Services Australia and Daimler Financial Services New Zealand.
As of June 30, 2026, we had $69.5 million of cash available to fund our operations and capital commitments. In addition, we had an aggregate of approximately $1.3 billion available for borrowing under our U.S. credit agreement, U.K. credit agreement, the revolving mortgage facility through Toyota Motor Credit Corporation in the U.S., and other various credit facilities.

Securities Repurchases
From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, through a pre-arranged trading plan, pursuant to the terms of an accelerated share repurchase program, or by other means. We have historically implemented pre-arranged trading plans as part of our securities repurchase programs. These plans authorize share repurchases based on parameters outlined in the specific plan during periods when we otherwise would not trade in our securities, such as the period approaching the end of a quarter through our public announcement of earnings. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. credit agreement, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as general economic and industry conditions, the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions, dividends, the repayment of our existing indebtedness, and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. As of June 30, 2026, $221.2 million remained outstanding and available for repurchases under our securities repurchase program. This authority has no expiration. Refer to the disclosures provided in Part I, Item 1, Note 11 of the Notes to our Consolidated Condensed Financial Statements for a summary of shares repurchased during the six months ended June 30, 2026.
Dividends
We paid the following cash dividends on our common stock in 2025 and 2026:
Per Share Dividends

2025

First Quarter	$1.22
Second Quarter	$1.26
Third Quarter	$1.32
Fourth Quarter	$1.38

2026

First Quarter	$1.40
Second Quarter	$1.42
We also announced a cash dividend of $1.44 per share, payable on September 1, 2026, to stockholders of record on August 14, 2026. While future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board of Directors, which may include our expectations regarding vehicle availability, the impact of recently announced tariffs, the rate of inflation, earnings, cash flow, capital requirements, restrictions relating to any then-existing indebtedness, financial condition, alternative uses of capital, and other factors, we currently expect to continue to pay comparable dividends in the future.
Vehicle Financing
Refer to the disclosures provided in Part I, Item 1, Note 7 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of financing for the vehicles we purchase, including discussion of our floor plan and other revolving arrangements.

Long-Term Debt Obligations
As of June 30, 2026, we had the following long-term debt obligations outstanding:

(In millions)	June 30, 2026
U.S. credit agreement — revolving credit line	$540.0
U.K. credit agreement — revolving credit line	13.3
3.75% senior subordinated notes due 2029	497.7
Mortgage facilities	992.3
Other debt	452.7
Total long-term debt	$2,496.0
Less: current portion	(377.3)
Net long-term debt	$2,118.7
As of June 30, 2026, we were in compliance with all financial covenants under our credit agreements, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 9 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of our long-term debt obligations.
Short-Term Borrowings
As of June 30, 2026, we had five principal sources of short-term borrowings: our U.S. credit agreement (with $1.5 billion of total capacity), U.K. credit agreement, other local country credit agreements, the revolving mortgage facility through Toyota Motor Credit Corporation, and the floor plan agreements that we utilize to finance our vehicle inventories. We are also able to access availability under the floor plan agreements to fund our cash needs. Our borrowings vary over time based on our cash flows, capital requirements and investment activities. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories. Approximately $1.3 billion was available for borrowing under our various credit facilities as of June 30, 2026. During the six months ended June 30, 2026, our outstanding revolving commitments under the U.S. credit agreement varied between $234.0 million and $934.0 million.
PTS Dividends
We hold a 28.9% ownership interest in PTS as noted above. Their partnership agreement requires PTS, subject to applicable law and the terms of its credit agreements, to make quarterly distributions to the partners with respect to each fiscal year by no later than 45 days after the end of each of the first three quarters of the year and by April 15 of the following year. PTS' partnership agreement and certain of its debt agreements allow partner distributions only as long as it is not in default under those agreements and the amount it pays does not exceed 50% of its consolidated net income, unless its debt-to-equity ratio is less than 3.0 to 1.0, in which case its distributions may not exceed 80% of its consolidated net income. We receive pro rata cash distributions relating to this investment, typically in April, May, August, and November of each year. During the six months ended June 30, 2026, and 2025, we received $44.3 million and $42.8 million, respectively, of pro rata cash distributions relating to this investment. We currently expect to continue to receive future distributions from PTS quarterly, subject to its financial performance.
Investments
We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee's income each period. The net book value of our investments was $1,974.5 million and $1,923.7 million as of June 30, 2026, and December 31, 2025, respectively, including $1,971.6 million and $1,920.6 million, respectively, relating to PTS.
Operating Leases
We estimate the total rent obligations under our operating leases, including any extension periods that we are reasonably certain to exercise at our discretion and assuming constant consumer price indices, to be $5.3 billion. As of June 30, 2026, we were in compliance with all financial covenants under these leases consisting principally of leases for dealerships and other properties, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 3 and Note 10 of the Notes to our Consolidated Condensed Financial Statements for a description of our operating leases.
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
Condensed income statement information:

	PAG and Guarantor Subsidiaries
	Six Months Ended June 30, 2026	Twelve Months Ended December 31, 2025
Revenues	$9,296.1	$18,852.1
Gross profit	1,569.2	3,179.9
Equity in earnings of affiliates	98.5	192.8
Net income	403.7	799.6
Net income attributable to Penske Automotive Group	403.7	799.6
Condensed balance sheet information:

	PAG and Guarantor Subsidiaries
	June 30, 2026	December 31, 2025
Current assets	$3,049.0	$2,845.6
Property and equipment, net	1,813.9	1,707.8
Equity method investments	1,972.9	1,921.9
Other noncurrent assets (1)	4,589.3	4,122.7
Current liabilities	3,192.7	2,911.8
Noncurrent liabilities	4,720.3	4,316.5
__________
(1)There were no amounts due from Non-Guarantor subsidiaries as of June 30, 2026, compared to $27.3 million as of December 31, 2025.
During the six months ended June 30, 2026, PAG received $60.4 million from Non-Guarantor subsidiaries. During the twelve months ended December 31, 2025, PAG received $189.8 million from Non-Guarantor subsidiaries.

Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities. The major components of these changes are discussed below.

	Six Months Ended June 30,
(In millions)	2026	2025
Net cash provided by operating activities	$419.1	$500.2
Net cash used in investing activities	(631.1)	(45.1)
Net cash provided by (used in) financing activities	217.4	(386.1)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	6.6
Net change in cash and cash equivalents	$4.8	$75.6
Cash Flows from Operating Activities
Cash flows from operating activities include net income, as adjusted for non-cash items and the effects of changes in working capital.
We had net cash provided by operating activities of $419.1 million and $500.2 million during the six months ended June 30, 2026 and 2025, respectively. The decrease of $81.1 million was primarily due to the timing of working capital related payments, including accounts receivable, inventory, and floor plan notes payable. Excluding non-cash items, these impacts were coupled with a decrease in earnings as discussed above under "Results of Operations."
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

	Six Months Ended June 30,
(In millions)	2026	2025
Net cash provided by operating activities as reported	$419.1	$500.2
Floor plan notes payable — non-trade as reported	114.4	43.9
Net cash provided by operating activities including all floor plan notes payable	$533.5	$544.1
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of cash used for capital expenditures, proceeds from the sale of dealerships, proceeds from the sale of property and equipment, and cash used for net expenditures for acquisitions. Capital expenditures were $134.9 million and $157.6 million during the six months ended June 30, 2026 and 2025, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our capital expenditures with operating cash flows or borrowings under our credit agreements. Proceeds from the sale of dealerships were $150.7 million and $79.2 million during the six months ended June 30, 2026 and 2025, respectively. Proceeds from the sale of property and equipment were $24.2 million and $20.5 million during the six months ended June 30, 2026 and 2025, respectively. Cash used in acquisitions, net of cash acquired, was $669.7 million and included $15.0 million of cash used to repay sellers' floor plan liabilities in such business acquisitions during the six months ended June 30, 2026, compared to no cash used in acquisitions during the six months ended June 30, 2025.
Cash Flows from Financing Activities
Cash flows from financing activities primarily include net borrowings and repayments of debt, net borrowings of floor plan notes payable non-trade, repurchases of common stock, dividends, and payments for debt issuance costs.
We had net borrowings of other debt of $334.0 million and net repayments of $110.6 million during the six months ended June 30, 2026 and 2025, respectively. We had net borrowings of floor plan notes payable non-trade of $114.4 million and $43.9 million during the six months ended June 30, 2026 and 2025, respectively. We repurchased 0.2 million and 0.8 million shares of common stock under our securities repurchase program for $26.3 million and $111.2 million during the six months ended June 30, 2026 and 2025, respectively. We acquired 95,104 and 134,593 shares of common stock from employees in connection with a net share settlement feature of employee equity awards for $16.2 million and $22.1 million during the six months ended June 30, 2026 and 2025, respectively. We also paid cash dividends to our stockholders of $186.2 million and $165.4 million during the six months ended June 30, 2026 and 2025, respectively. We made payments for debt issuance costs of $1.0 million and $0.6 million during the six months ended June 30, 2026, and 2025, respectively.
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
One Big Beautiful Bill Act
On July 4, 2025, H.R. 1, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), was signed into law. The OBBBA reinstates 100% bonus depreciation for qualified property placed in service after January 19, 2025. This provision allows for immediate expensing for income tax purposes of the full cost of eligible tangible assets, including certain machinery, equipment and building improvements, which will benefit the tax treatment of PTS vehicle purchases. The bill also provides certain consumers with a tax deduction for the interest on loans for certain U.S.-assembled vehicles and eliminated federal EV tax credits for vehicles purchased or leased after September 30, 2025. Further, the OBBBA has effectively eliminated fines for automotive manufacturers who fail to meet federal fuel efficiency standards for vehicles dating back to model year 2022, which is expected to result in significant savings for vehicle manufacturers. While we expect lower new U.S. EV sales as a result of the elimination of the EV tax credits, we continue to evaluate the additional impact of the OBBBA on our consolidated financial statements and any cash flow implications.
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

Joint Venture Relationships
From time to time, we enter into joint venture relationships in the ordinary course of business, pursuant to which we own and operate automotive dealerships together with other investors. We may also provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of June 30, 2026, our automotive joint venture relationships were as follows:

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
•the impact of macro-economic and geo-political conditions and events, including their impact on new and used vehicle sales, availability of consumer credit, changes in consumer demand, consumer confidence levels, fuel prices, the rate of inflation, personal discretionary spending levels, interest rates, and unemployment rates;
•the impact of existing or new tariffs, as well as trade restrictions, trade disputes, non-tariff trade barriers and other foreign trade risks, on our acquisition costs, consumer demand, vehicle affordability, the supply of vehicles and parts, and our gross profit with respect to affected vehicles and parts;
•our future financial and operating performance;
•future dealership openings, acquisitions, and dispositions;
•future potential capital expenditures and securities repurchases;
•our ability to realize cost savings and synergies;
•our ability to respond to economic cycles;
•our expectations regarding new vehicle availability and the renewal of our existing franchise agreements and arrangements;
•trends and sales levels in the automotive retail industry, commercial vehicle industries, and in the general economy in the various countries in which we operate;
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
Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, and our other periodic reports filed with the Securities and Exchange Commission. Important factors that could also cause actual results to differ materially from our expectations include the following:
•our business and the automotive retail and commercial vehicle industries in general are susceptible to adverse macro-economic and geo-political conditions, including their impact on new and used vehicle sales, the availability of consumer credit, changes in consumer demand, consumer confidence levels, fuel prices, demand for trucks to move freight with respect to PTS and PTG, personal discretionary spending levels, interest rates, foreign currency exchange rates, the rate of inflation, including its impact on vehicle affordability, utility prices and unemployment rates;
•many of the vehicles and parts we sell are subject to existing and potentially new tariffs, and such tariffs, together with related trade restrictions, trade disputes, non-tariff trade barriers and other foreign trade risks, may increase the cost of vehicles and parts to us and consumers, limit the supply of certain vehicles and parts we sell, reduce consumer demand due to affordability challenges, and negatively impact our gross profit with respect to affected vehicles and parts;
•the unsolicited, preliminary and non-binding take private proposal received from Penske Corporation and Mitsui & Co., Ltd. and their affiliates to acquire all of the shares of the Company not already owned by them subjects us to risks and uncertainties, including the possibility that any such transaction may not be pursued, approved, or consummated on the proposed terms, within any anticipated timeframe, or at all, and may also cause volatility in the trading price of our common stock;
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

We urge you to carefully consider these risk factors and further information identified in our Annual Report on Form 10-K for the year ended December 31, 2025, Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, and our other periodic reports filed with the Securities and Exchange Commission in evaluating all forward-looking statements regarding our business. Readers of this report are cautioned not to place undue reliance on the forward-looking statements contained in this report. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Except to the extent required by the federal securities laws and the Securities and Exchange Commission's rules and regulations, we have no intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events, or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at the prevailing benchmark interest rates in our various markets. Based on an average of the aggregate amounts outstanding under these facilities during the six months ended June 30, 2026, a 100-basis-point change in interest rates would result in an approximate $14.6 million change to our annual other interest expense.
Similarly, amounts outstanding under floor plan financing arrangements also bear interest at the prevailing benchmark interest rates in our various markets. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the six months ended June 30, 2026, a 100-basis-point change in interest rates would result in an approximate $40.9 million change to our annual floor plan interest expense.
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
Foreign Currency Exchange Rates. As of June 30, 2026, we had consolidated operations in the U.K., Germany, Italy, Japan, Canada, Australia, and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. dollar would have resulted in an approximate $673.8 million change to our revenues for the six months ended June 30, 2026.
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
Item 1A. Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, and Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, along with our other periodic reports filed with the Securities and Exchange Commission, which could materially affect our business, financial condition, or future results. The following disclosure further updates the risk factors included in our 2025 Annual Report on Form 10-K:
We have received an unsolicited, preliminary and non-binding proposal from our largest stockholders to acquire the shares of our common stock they do not already own. The outcome of this proposal is uncertain, may result in significant costs, and may impact the trading price and volatility of our common stock.
On July 22, 2026, our Board of Directors received an unsolicited, preliminary and non-binding proposal (the “Proposal”) from Penske Corporation, on behalf of itself and its wholly-owned subsidiary Penske Automotive Holdings Corp. (collectively, “PC”) and Mitsui & Co., Ltd., on behalf of itself and its wholly-owned subsidiary Mitsui & Co. (U.S.A.), Inc. (collectively, “Mitsui” and together with PC, the “PC-Mitsui Investors”), to acquire all outstanding shares of our common stock not already owned by them for cash consideration of $210.00 per share (the “Transaction”). The PC-Mitsui Investors currently beneficially own, collectively, approximately 72.6% of our outstanding common stock. In response to the Proposal, our Board established a special committee of disinterested and independent directors (the “Special Committee”), authorized to retain its own legal and financial advisors, to evaluate the Proposal. There can be no assurance as to whether any agreement relating to the proposed Transaction or any similar or other transaction will be reached, or that any Transaction or any similar or other transaction will be pursued, approved, or consummated, or as to its terms. The Proposal is an expression of interest only and may be withdrawn or modified at any time. The Special Committee may decline to recommend or may terminate its consideration of the Transaction or any transaction at any time, and any transaction remains subject to numerous factors beyond our control, including market conditions, industry trends, regulatory developments, and litigation. We may also incur significant costs in connection with the evaluation of, and response to, the Proposal, regardless of whether it results in any transaction. The outcome of the proposed Transaction may contribute to fluctuations in the trading price and trading volume of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information with respect to shares of common stock repurchased by the Company during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions) (2)
April 1 to April 30, 2026	—	$—	—	$221.2
May 1 to May 31, 2026	—	$—	—	$221.2
June 1 to June 30, 2026	94,711	$170.44	—	$221.2
	94,711		—
______________________________
(1) During June 2026, 94,711 shares were acquired from employees in connection with a net share settlement feature of employee equity awards.
(2) From time to time, our Board of Directors authorizes the repurchase of Company securities up to a certain monetary limit. As of June 30, 2026, $221.2 million remained outstanding and available for repurchases under our securities repurchase program. This authority has no expiration. For further information with respect to repurchases of our shares by us, see Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — "Securities Repurchases" and Part I, Item 1, Note 11 of the Notes to our Consolidated Condensed Financial Statements.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger Penske
Roger Penske
Date: July 30, 2026		Chief Executive Officer

	By:	/s/ Michelle Hulgrave
Michelle Hulgrave
Date: July 30, 2026		Chief Financial Officer