Form 10-Q
period 2026-09-30
PENSKE AUTOMOTIVE GROUP, INC.
filed 2026-10-29
CIK 1019849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 19, 2026, there were 65,661,728 shares of voting common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
	(In millions, except share and per share amounts)
ASSETS
Cash and cash equivalents	$68.3	$64.7
Accounts receivable, net of allowance for doubtful accounts of $6.0 and $6.9	1,046.2	1,070.3
Inventories	5,020.1	4,814.7
Other current assets	268.8	242.9
Total current assets	6,403.4	6,192.6
Property and equipment, net	3,306.0	3,224.6
Operating lease right-of-use assets	2,493.1	2,543.8
Goodwill	2,813.4	2,435.7
Other indefinite-lived intangible assets	1,293.6	1,164.2
Equity method investments	2,013.8	1,923.7
Other long-term assets	103.5	113.1
Total assets	$18,426.8	$17,597.7
LIABILITIES AND EQUITY
Floor plan notes payable	$2,602.2	$2,532.8
Floor plan notes payable — non-trade	1,659.8	1,561.5
Accounts payable	905.7	899.8
Accrued expenses and other current liabilities	1,045.8	930.0
Current portion of long-term debt	297.6	355.0
Total current liabilities	6,511.1	6,279.1
Long-term debt	2,069.6	1,810.5
Long-term operating lease liabilities	2,393.7	2,461.5
Deferred tax liabilities	1,223.5	1,200.4
Other long-term liabilities	266.6	265.3
Total liabilities	12,464.5	12,016.8
Commitments and contingent liabilities (Note 10)
Equity
Penske Automotive Group stockholders' equity:
Preferred Stock, $0.0001 par value; 100,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.0001 par value, 240,000,000 shares authorized; 65,662,477 shares issued and outstanding at September 30, 2026; 65,760,464 shares issued and outstanding at December 31, 2025	—	—
Non-voting Common Stock, $0.0001 par value; 7,125,000 shares authorized; none issued and outstanding	—	—
Class C Common Stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	6.7	—
Retained earnings	6,157.8	5,750.1
Accumulated other comprehensive loss	(220.5)	(187.7)
Total Penske Automotive Group stockholders' equity	5,944.0	5,562.4
Non-controlling interest	18.3	18.5
Total equity	5,962.3	5,580.9
Total liabilities and equity	$18,426.8	$17,597.7
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)
	(In millions, except per share amounts)
Revenue:
Retail automotive dealership	$7,025.4	$6,927.8	$21,293.5	$20,734.1
Retail commercial truck dealership	1,123.9	918.6	2,746.3	2,685.9
Commercial vehicle distribution and other	266.3	206.6	752.1	619.3
Total revenues	8,415.6	8,053.0	24,791.9	24,039.3
Cost of sales:
Retail automotive dealership	5,922.7	5,811.0	17,909.3	17,316.7
Retail commercial truck dealership	960.5	782.3	2,311.9	2,265.0
Commercial vehicle distribution and other	208.3	160.1	590.2	484.4
Total cost of sales	7,091.5	6,753.4	20,811.4	20,066.1
Gross profit	1,324.1	1,299.6	3,980.5	3,973.2
Selling, general, and administrative expenses	975.5	944.8	2,915.1	2,840.0
Depreciation	45.5	43.8	135.7	127.5
Operating income	303.1	311.0	929.7	1,005.7
Floor plan interest expense	(38.5)	(43.4)	(115.1)	(129.2)
Other interest expense	(30.9)	(22.0)	(92.4)	(66.1)
Gain on sale of dealerships	—	—	90.9	52.3
Equity in earnings of affiliates	68.3	58.4	166.4	145.3
Income before income taxes	302.0	304.0	979.5	1,008.0
Income taxes	(80.8)	(78.7)	(262.2)	(256.8)
Net income	221.2	225.3	717.3	751.2
Less: Income attributable to non-controlling interests	0.4	0.5	1.6	2.1
Net income attributable to Penske Automotive Group common stockholders	$220.8	$224.8	$715.7	$749.1
Basic earnings per share attributable to Penske Automotive Group common stockholders:
Net income attributable to Penske Automotive Group common stockholders	$3.36	$3.41	$10.89	$11.30
Shares used in determining basic earnings per share	65.7	66.0	65.7	66.3
Diluted earnings per share attributable to Penske Automotive Group common stockholders:
Net income attributable to Penske Automotive Group common stockholders	$3.36	$3.41	$10.89	$11.30
Shares used in determining diluted earnings per share	65.7	66.0	65.7	66.3
Amounts attributable to Penske Automotive Group common stockholders:
Net income	$221.2	$225.3	$717.3	$751.2
Less: Income attributable to non-controlling interests	0.4	0.5	1.6	2.1
Net income attributable to Penske Automotive Group common stockholders	$220.8	$224.8	$715.7	$749.1
Cash dividends per share	$1.44	$1.32	$4.26	$3.80
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)
	(In millions)
Net income	$221.2	$225.3	$717.3	$751.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	(29.6)	(17.4)	158.8
Other adjustments to comprehensive income	(4.0)	(1.6)	(15.6)	2.7
Other comprehensive income (loss), net of tax	(4.0)	(31.2)	(33.0)	161.5
Comprehensive income	217.2	194.1	684.3	912.7
Less: Comprehensive income attributable to non-controlling interests	0.4	0.5	1.4	2.7
Comprehensive income attributable to Penske Automotive Group common stockholders	$216.8	$193.6	$682.9	$910.0
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2026	2025
	(Unaudited)
	(In millions)
Operating Activities:
Net income	$717.3	$751.2
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	135.7	127.5
Earnings of equity method investments, net of distributions	(117.2)	(101.9)
Deferred income taxes	22.9	34.6
Stock-based compensation	22.5	24.3
Gain on sale of dealerships	(90.9)	(52.3)
Changes in operating assets and liabilities:
Accounts receivable	25.6	46.1
Inventories	(244.2)	94.7
Other current assets	(25.4)	(7.6)
Floor plan notes payable	110.8	(137.6)
Accounts payable and accrued expenses	108.7	85.6
Other	58.8	34.8
Net cash provided by operating activities	724.6	899.4
Investing Activities:
Purchases of property, equipment, and improvements	(217.1)	(239.3)
Proceeds from sale of dealerships	151.7	80.1
Proceeds from sale of property and equipment	30.2	25.8
Proceeds from sale of equity method investment	—	16.0
Acquisitions net, including repayment of sellers' floor plan notes payable of $15.0 and $0.0, respectively	(669.7)	(21.5)
Other	(3.1)	9.8
Net cash used in investing activities	(708.0)	(129.1)
Financing Activities:
Proceeds from borrowings under revolving U.S. credit agreement and mortgage facilities	3,490.3	4,319.1
Repayments under revolving U.S. credit agreement and mortgage facilities	(3,142.9)	(4,051.4)
Repayment of 3.50% senior subordinated notes	—	(550.0)
Net cash repayments of other debt	(104.2)	(32.0)
Repayments of related party promissory note	(39.0)	—
Net borrowings (repayments) of floor plan notes payable — non-trade	109.4	(30.3)
Repurchases of common stock	(26.3)	(119.0)
Payments of tax withholding for stock-based compensation	(16.2)	(22.6)
Dividends	(281.0)	(252.7)
PMG distributions to partners	—	(32.4)
Payment of debt issuance costs	(1.4)	(0.6)
Other	(1.5)	—
Net cash used in financing activities	(12.8)	(771.9)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	6.7
Net change in cash and cash equivalents	3.6	5.1
Cash and cash equivalents, beginning of period	64.7	83.6
Cash and cash equivalents, end of period	$68.3	$88.7
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$204.2	$199.2
Income taxes	214.0	217.6
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	Three Months Ended September 30, 2026
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, June 30, 2026	65,662,873	$—	$—	$6,031.8	$(216.5)	$5,815.3	$18.1	$5,833.4
Equity compensation	(396)	—	6.7	—	—	6.7	—	6.7
Repurchases of common stock, including excise tax	—	—	—	—	—	—	—	—
Dividends	—	—	—	(94.8)	—	(94.8)	—	(94.8)
Distributions to non-controlling interest	—	—	—	—	—	—	(0.2)	(0.2)
Foreign currency translation	—	—	—	—	—	—	—	—
Other	—	—	—	—	(4.0)	(4.0)	—	(4.0)
Net income	—	—	—	220.8	—	220.8	0.4	221.2
Balance, September 30, 2026	65,662,477	$—	$6.7	$6,157.8	$(220.5)	$5,944.0	$18.3	$5,962.3

	Three Months Ended September 30, 2025
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, June 30, 2025	66,044,106	$—	$—	$5,987.2	$(172.4)	$5,814.8	$17.7	$5,832.5
Equity compensation	108	—	7.4	—	—	7.4	—	7.4
Repurchases of common stock, including excise tax	(48,850)	—	(7.4)	(0.9)	—	(8.3)	—	(8.3)
Dividends	—	—	—	(87.3)	—	(87.3)	—	(87.3)
PMG distributions to partners	—	—	—	(12.3)	—	(12.3)	—	(12.3)
Distributions to non-controlling interest	—	—	—	—	—	—	(0.2)	(0.2)
Foreign currency translation	—	—	—	—	(29.6)	(29.6)	—	(29.6)
Other	—	—	—	—	(1.6)	(1.6)	—	(1.6)
Net income	—	—	—	224.8	—	224.8	0.5	225.3
Balance, September 30, 2025	65,995,364	$—	$—	$6,111.5	$(203.6)	$5,907.9	$18.0	$5,925.9
See Notes to Consolidated Condensed Financial Statements.

PENSKE AUTOMOTIVE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY

	Nine Months Ended September 30, 2026
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2025	65,760,464	$—	$—	$5,750.1	$(187.7)	$5,562.4	$18.5	$5,580.9
Equity compensation	167,117	—	22.5	—	—	22.5	—	22.5
Repurchases of common stock, including excise tax	(265,104)	—	(15.8)	(27.0)	—	(42.8)	—	(42.8)
Dividends	—	—	—	(281.0)	—	(281.0)	—	(281.0)
Distributions to non-controlling interest	—	—	—	—	—	—	(1.6)	(1.6)
Foreign currency translation	—	—	—	—	(17.2)	(17.2)	(0.2)	(17.4)
Other	—	—	—	—	(15.6)	(15.6)	—	(15.6)
Net income	—	—	—	715.7	—	715.7	1.6	717.3
Balance, September 30, 2026	65,662,477	$—	$6.7	$6,157.8	$(220.5)	$5,944.0	$18.3	$5,962.3

	Nine Months Ended September 30, 2025
	Voting and Non-voting Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Penske Automotive Group Stockholders' Equity	Non-controlling Interest	Total Equity
	Issued Shares	Amount
	(Unaudited)
	(Dollars in millions)
Balance, December 31, 2024	66,774,651	$—	$9.1	$5,756.4	$(364.5)	$5,401.0	$17.5	$5,418.5
Equity compensation	154,835	—	24.3	—	—	24.3	—	24.3
Repurchases of common stock, including excise tax	(934,122)	—	(33.4)	(108.9)	—	(142.3)	—	(142.3)
Dividends	—	—	—	(252.7)	—	(252.7)	—	(252.7)
PMG distributions to partners	—	—	—	(32.4)	—	(32.4)	—	(32.4)
Distributions to non-controlling interest	—	—	—	—	—	—	(2.2)	(2.2)
Foreign currency translation	—	—	—	—	158.2	158.2	0.6	158.8
Other	—	—	—	—	2.7	2.7	—	2.7
Net income	—	—	—	749.1	—	749.1	2.1	751.2
Balance, September 30, 2025	65,995,364	$—	$—	$6,111.5	$(203.6)	$5,907.9	$18.0	$5,925.9
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
Retail Automotive. As of September 30, 2026, we operated 369 retail automotive franchised dealerships, of which 146 are located in the U.S. and 223 are located outside of the U.S., principally in the U.K. As of September 30, 2026, we also operated 13 used vehicle dealerships, with six dealerships in the U.S. operating under the brand name CarShop, six dealerships in the U.K. operating under the brand name Sytner Select, and one dealership in Australia operating under the brand name Penske Select. During the nine months ended September 30, 2026, in the U.S. we acquired two retail automotive franchises and sold four retail automotive franchises; in the U.K. we opened six retail automotive franchises, closed three retail automotive franchises, and sold two used vehicle dealerships; and in Germany we opened three retail automotive franchises.
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
Retail Commercial Truck Dealership. We operate Premier Truck Group ("PTG"), a heavy- and medium-duty truck retail dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations across 10 U.S. states and the Canadian provinces of Ontario and Manitoba. As of September 30, 2026, PTG operated 45 locations selling new and/or used trucks, performing service and parts operations, or offering collision repair services.
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
Proposed Take-Private Transaction
On October 15, 2026, we entered into an Agreement and Plan of Merger (the "Merger Agreement" and the transactions contemplated thereby, including the Merger (as defined below) the "Proposed Transaction") with Motown Acquisition Corp., a Delaware corporation ("Buyer"), pursuant to which Buyer will merge with and into the Company (the "Merger"), with the Company surviving the Merger. Buyer is an entity owned by Penske Corporation, a Delaware corporation ("PC"), and Mitsui & Co., Ltd., a Japanese company ("Mitsui", and together with PC, Penske Automotive Holdings Corp., a wholly owned subsidiary of PC, and Mitsui & Co. (U.S.A.), Inc., a wholly owned subsidiary of Mitsui, the "Investor Group" and each, an "Investor Group Member"). If the Proposed Transaction is consummated, we will cease to be a publicly traded company and will become wholly owned by the Investor Group, with PC and Mitsui expected to own, directly or indirectly, approximately 64% and 36%, respectively, of the equity interests of the Company.
At the effective time of the Merger (the "Effective Time"), if consummated, each share of our common stock issued and outstanding immediately prior to the Effective Time (other than (a) shares held by the Company or any of its wholly owned subsidiaries or by Buyer, (b) shares held by one or more of the Investor Group Members (the "Excluded Shares"), and (c) shares held by stockholders who have properly perfected appraisal rights under Section 262 of the Delaware General Corporation Law (the "DGCL") (the "Appraisal Shares")) will be automatically canceled and converted into the right to receive $212.00 per share in cash, without interest (the "Merger Consideration"), subject to any withholding of taxes required by applicable law. In addition, we expect to continue paying regular quarterly cash dividends through the closing of the Merger, in each case, in an amount not to exceed $0.02 per share above the per share amount of the last quarterly dividend declared and paid in the immediately preceding quarter, as well as a pro-rated dividend for any partial quarter prior to the closing of the Merger. A special committee (the "Special Committee") of independent and disinterested directors of the Board of Directors of the Company (the "Board"), which negotiated the terms of the Merger Agreement with the assistance of its independent legal and financial advisors, has unanimously determined that the Merger Agreement and the transactions contemplated thereby, including the Merger, are advisable, fair to and in the best interests of the Company and the Unaffiliated Company Stockholders (as defined in the Merger Agreement) and recommended, among other things, that the Board approve and declare advisable the Merger Agreement and Proposed Transaction. Acting on the unanimous recommendation of the Special Committee, the Board (with the directors affiliated with the Investor Group recusing themselves), by unanimous vote of all directors present, approved and declared advisable the Merger Agreement and the Proposed Transaction, including the Merger, determined that the Merger Agreement and the Proposed Transaction, including the Merger, are fair to, and in the best interests of, the Company’s stockholders, including the Unaffiliated Company Stockholders and resolved to recommend that the Company's stockholders adopt the Merger Agreement and approve the Proposed Transaction, including the Merger, and by unanimous vote of all directors present, directed that the Merger Agreement be submitted to the Company's stockholders for adoption at a meeting of the Company's stockholders.
The consummation of the Merger is subject to customary closing conditions, including the Company Stockholder Approval (as defined in the Merger Agreement), the absence of any law or governmental order prohibiting the Merger, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain other specified regulatory approvals, the accuracy of the representations and warranties of the parties (subject to the applicable materiality standards set forth in the Merger Agreement), the performance of the covenants of the parties in all material respects, and the absence of a Material Adverse Effect (as defined in the Merger Agreement).
The Merger Agreement requires the following stockholder approvals: (i) the affirmative vote of holders of a majority of the outstanding shares of our common stock entitled to vote thereon, voting as a single class, and (ii) the affirmative vote of a majority of the votes cast by the "disinterested stockholders" (as defined in Section 144 of the DGCL). For purposes of this vote, the disinterested stockholders will exclude shares held, directly or indirectly, by or on behalf of (a) the Investor Group and the directors and executive officers of any Investor Group Member and their respective affiliates and family members, (b) any person that the Company has determined to be an "officer" of the Company within the meaning of Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and (c) members of the Board who are not members of the Special Committee.

The Merger Agreement contains certain termination rights as specified in the Merger Agreement. In addition, under the terms of the Merger Agreement, we may be required to pay Buyer a termination fee of $383.0 million if the Merger Agreement is terminated under specified circumstances, and Buyer may be required to pay us a reverse termination fee of $488.0 million if the Merger Agreement is terminated under other specified circumstances. Upon completion of the Proposed Transaction, our common stock will no longer be listed on any public market. The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 hereto.
Concurrently with the execution of the Merger Agreement, we entered into the Limited Consent and Thirteenth Amendment (the "Amendment") to our U.S. credit agreement with Mercedes-Benz Financial Services USA LLC, Toyota Motor Credit Corporation and Daimler Truck Financial Services USA LLC (as amended, the "U.S. Credit Agreement"), principally to provide for a conditional increase in the borrowing capacity under the U.S. Credit Agreement to finance a portion of the aggregate Merger Consideration and to obtain the consent of the lenders thereunder to the Merger. See Note 9 – "Long-Term Debt-U.S. Credit Agreement" for further information concerning the Amendment. See also Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q for further information.
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements of PAG have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted pursuant to the SEC rules and regulations. The information presented as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 is unaudited but includes all adjustments which our management believes to be necessary for the fair presentation of results for the periods presented. Results for interim periods are not necessarily indicative of results to be expected for the year. These consolidated condensed financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2025, which are included as part of our Annual Report on Form 10-K.
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

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
3.75% senior subordinated notes due 2029	497.9	468.8	497.3	481.9
Mortgage facilities (1)	1,024.3	1,006.3	792.5	777.1
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
In the case of finance contracts, a customer may prepay or fail to pay their contract, thereby terminating the contract. Customers may also terminate extended service contracts and other insurance products, which are fully paid at purchase, and become eligible for refunds of unused premiums. In these circumstances, a portion of the commissions we received may be charged back based on the terms of the contracts. The revenue we record relating to these transactions is net of an estimate of the amount of chargebacks we will be required to pay. Our estimate is based upon our historical experience with similar contracts, including the impact of refinance and default rates on retail finance contracts and cancellation rates on extended service contracts and other insurance products. Aggregate reserves relating to chargeback activity were $57.9 million and $55.3 million as of September 30, 2026, and December 31, 2025, respectively.
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
Retail Automotive Dealership
The following tables disaggregate our retail automotive segment revenue by product type and geographic location for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
Retail Automotive Dealership Revenue	2026	2025	2026	2025
New vehicle	$3,213.6	$3,198.1	$9,669.7	$9,634.1
Used vehicle	2,383.7	2,299.0	7,285.0	6,822.5
Finance and insurance, net	197.6	203.1	610.9	616.7
Service and parts	869.8	854.0	2,600.8	2,533.1
Fleet and wholesale	360.7	373.6	1,127.1	1,127.7
Total retail automotive dealership revenue	$7,025.4	$6,927.8	$21,293.5	$20,734.1

	Three Months Ended September 30,		Nine Months Ended September 30,
Retail Automotive Dealership Revenue	2026	2025	2026	2025
U.S.	$4,208.7	$4,221.6	$12,457.1	$12,427.2
U.K.	2,182.9	2,087.4	6,755.3	6,496.4
Germany, Italy, Japan, and Australia	633.8	618.8	2,081.1	1,810.5
Total retail automotive dealership revenue	$7,025.4	$6,927.8	$21,293.5	$20,734.1

Retail Commercial Truck Dealership
The following table disaggregates our retail commercial truck segment revenue by product type for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
Retail Commercial Truck Dealership Revenue	2026	2025	2026	2025
New truck	$781.1	$620.8	$1,776.6	$1,803.6
Used truck	82.7	60.7	221.5	177.2
Finance and insurance, net	5.5	3.7	13.5	12.2
Service and parts	250.3	227.0	720.2	675.7
Other	4.3	6.4	14.5	17.2
Total retail commercial truck dealership revenue	$1,123.9	$918.6	$2,746.3	$2,685.9
Commercial Vehicle Distribution and Other
Our Other reportable segment relates to our Penske Australia business. Commercial vehicle distribution and other revenue was $266.3 million and $752.1 million, including $84.8 million and $240.7 million of service and parts revenue, during the three and nine months ended September 30, 2026, and $206.6 million and $619.3 million, including $74.0 million and $205.1 million of service and parts revenue, during the three and nine months ended September 30, 2025, respectively.
Contract Balances
The following table summarizes our accounts receivable and unearned revenues as of September 30, 2026, and December 31, 2025:

	September 30, 2026	December 31, 2025
Accounts receivable
Contracts in transit	$256.6	$272.2
Vehicle receivables	150.7	141.5
Manufacturer receivables	260.7	256.4
Trade receivables	354.6	381.6

Accrued expenses
Unearned revenues	$325.1	$299.3
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
Unearned revenues primarily relate to payments received from customers prior to satisfaction of our performance obligations, such as refundable customer deposits, non-refundable customer deposits, and deferred revenues from operating leases. These amounts are presented within "Accrued expenses and other current liabilities" on our consolidated balance sheets. Of the amounts recorded as unearned revenues as of December 31, 2025, $200.5 million was recognized as revenue during the nine months ended September 30, 2026.

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
We estimate the total undiscounted rent obligations under these leases, including any extension periods that we are reasonably certain to exercise, to be $5.3 billion as of September 30, 2026. Some of our lease arrangements include rental payments that are adjusted based on an index or rate, such as the Consumer Price Index (CPI). As the rate implicit in the lease is generally not readily determinable for our operating leases, the discount rates used to determine the present value of our lease liability are based on our incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. Our incremental borrowing rate for a lease is the rate of interest we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
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
In connection with the sale, relocation, and closure of certain of our dealerships, we have entered into a number of third-party sublease agreements. The rent paid by our sub-tenants on such properties was $2.7 million and $7.5 million for the three and nine months ended September 30, 2026, and $4.3 million and $13.3 million for the three and nine months ended September 30, 2025, respectively. We have in the past and may in the future enter into sale-leaseback transactions to finance certain property acquisitions and capital expenditures, pursuant to which we sell property to third parties and agree to lease those assets back for a certain period of time. Such sales generate proceeds that vary from period to period. We do not have any material leases that have not yet commenced as of September 30, 2026.

The following table summarizes our net operating lease cost during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease Cost
Operating lease cost (1)	$68.9	$71.8	$210.2	$213.3
Variable lease cost	7.2	6.7	21.2	20.0
Sublease income	(2.7)	(4.3)	(7.5)	(13.3)
Total lease cost	$73.4	$74.2	$223.9	$220.0
_________________
(1)Includes short-term leases, which are immaterial.
The following table summarizes supplemental cash flow information related to our operating leases:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$221.0	$217.1
Right-of-use assets modified or obtained in exchange for operating lease liabilities, net	$38.7	$(1.6)
Supplemental balance sheet information related to the weighted average remaining lease term and discount rate of our leases is as follows:

	September 30, 2026	December 31, 2025
Lease Term and Discount Rate
Weighted-average remaining lease term - operating leases	23 years	23 years
Weighted-average discount rate - operating leases	6.7%	6.7%

The following table summarizes the maturity of our lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on our consolidated condensed balance sheet as of September 30, 2026:

Maturity of Lease Liabilities	September 30, 2026
2026 (1)	$67.5
2027	262.0
2028	258.4
2029	248.4
2030	242.7
2031	233.8
2032 and thereafter	3,987.4
Total future minimum lease payments	$5,300.2
Less: Imputed interest	(2,790.4)
Present value of future minimum lease payments	$2,509.8

Current operating lease liabilities (2)	$116.1
Long-term operating lease liabilities	2,393.7
Total operating lease liabilities	$2,509.8
____________________
(1)Excludes the nine months ended September 30, 2026.
(2)Included within "Accrued expenses and other current liabilities" on Consolidated Condensed Balance Sheet as of September 30, 2026.
4. Inventories
Inventories consisted of the following:

	September 30, 2026	December 31, 2025
Retail automotive dealership new vehicles	$2,379.7	$2,390.8
Retail automotive dealership used vehicles	1,297.4	1,253.5
Retail automotive parts, accessories, and other	190.4	186.3
Retail commercial truck dealership vehicles and parts	661.1	492.8
Commercial vehicle distribution vehicles, parts, and engines	491.5	491.3
Total inventories	$5,020.1	$4,814.7
We receive credits from certain vehicle manufacturers such as holdbacks, floorplan assistance, certain advertising assistance, and certain incentives and rebates that reduce the cost of sales when the vehicles are sold.
5. Business Combinations
During the nine months ended September 30, 2026, we acquired two retail automotive franchises in the U.S., which generated $268.7 million of revenue and $18.2 million of pre-tax income from our date of acquisition through September 30, 2026. During the nine months ended September 30, 2025, we acquired one retail automotive franchise in Italy. Our financial statements include the results of operations of the acquired entities from the date of acquisition. The fair value of the assets acquired and liabilities assumed have been recorded in our consolidated condensed financial statements and may be subject to adjustment pending completion of final valuation. The following table summarizes the aggregate consideration paid and the aggregate amounts of the assets acquired and liabilities assumed for the nine months ended September 30, 2026, and 2025:

	Nine Months Ended September 30,
	2026	2025
Accounts receivable	$—	$—
Inventories	23.9	2.8
Other current assets	—	0.1
Property and equipment	108.3	0.5
Indefinite-lived intangibles	537.6	25.4
Other noncurrent assets	—	—
Current liabilities	(0.1)	(7.3)
Noncurrent liabilities	—	—
Total cash used in acquisitions	$669.7	$21.5
The following unaudited consolidated pro forma results of operations for the three and nine months ended September 30, 2026, and 2025 give effect to acquisitions consummated during 2026 and 2025 as if they had occurred on January 1, 2025. This pro forma information is based on historical results of operations, adjusted for the income statement effects of incremental interest expense directly resulting from the acquisitions and the related tax effects. The pro forma information is not necessarily indicative of the results that would have been achieved had the transactions occurred on the first day of each of the periods presented or that may be achieved in the future:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$8,415.6	$8,166.0	$24,859.7	$24,397.0
Net income attributable to Penske Automotive Group common stockholders	220.8	224.9	716.2	750.1
Net income per diluted common share	$3.36	$3.41	$10.89	$11.31
6. Intangible Assets
The following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived intangible assets during the nine months ended September 30, 2026:

	Goodwill	Other Indefinite- Lived Intangible Assets
Balance, January 1, 2026	$2,435.7	$1,164.2
Additions	400.8	136.8
Disposals	(13.8)	(2.6)
Impairment	—	(1.2)
Foreign currency translation	(9.3)	(3.6)
Balance, September 30, 2026	$2,813.4	$1,293.6
As of September 30, 2026, the goodwill balance for reporting units within our Retail Automotive, Retail Commercial Truck, and Other reportable segments was $2,236.9 million, $498.4 million, and $78.1 million, respectively. There is no goodwill recorded in our Non-Automotive Investments reportable segment.
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
The weighted average interest rate on floor plan borrowings was 3.7% and 4.4% for the nine months ended September 30, 2026 and 2025, respectively. We classify floor plan notes payable to a party other than the manufacturer of a particular new vehicle and all floor plan notes payable relating to pre-owned vehicles as "Floor plan notes payable — non-trade" on our consolidated balance sheets and classify related cash flows as a financing activity on our consolidated statements of cash flows.
8. Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average shares of voting common stock outstanding, including unvested restricted stock awards which contain rights to non-forfeitable dividends. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the number of weighted average shares of voting common stock outstanding, adjusted for the dilutive impact of unissued shares paid to directors during the year as compensation. A reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average number of common shares outstanding	65,662,689	66,015,808	65,725,325	66,316,673
Effect of non-participatory equity compensation	11,174	14,375	11,174	14,375
Weighted average number of common shares outstanding, including effect of dilutive securities	65,673,863	66,030,183	65,736,499	66,331,048
9. Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2026	December 31, 2025
U.S. credit agreement — revolving credit line	$498.0	$333.0
U.K. credit agreement — revolving credit line	6.6	87.6
3.75% senior subordinated notes due 2029	497.9	497.3
Mortgage facilities	1,024.3	792.5
Other debt	340.4	455.1
Total long-term debt	2,367.2	2,165.5
Less: current portion	(297.6)	(355.0)
Net long-term debt	$2,069.6	$1,810.5
U.S. Credit Agreement
Our U.S. Credit Agreement provides for revolving loans for working capital, acquisitions, capital expenditures, investments, and other general corporate purposes and provides up to an additional $75 million of letters of credit. The U.S. Credit Agreement provides for a maximum of $400 million of borrowings for foreign acquisitions and expires on September 30, 2029.

Concurrently with the execution of the Merger Agreement discussed in Note 1 above under the heading "– Proposed Take-Private Transaction", we entered into the Limited Consent and Thirteenth Amendment (the "Amendment") to our U.S. Credit Agreement principally to provide for a conditional increase in the borrowing capacity to finance a portion of the aggregate Merger Consideration and to obtain the consent of the lenders thereunder to the Merger. As amended, the U.S. Credit Agreement provides us with a one-time option to increase the aggregate revolving commitment thereunder by up to $900 million, from $1.5 billion to up to $2.4 billion. Up to $400 million of that increase may be designated as an "Overadvance Commitment," permitting uncollateralized borrowing in excess of a defined, asset-based borrowing base plus 35% of the goodwill and franchise value attributed to our domestic dealerships. The increase, including any requested Overadvance Commitment, becomes effective only upon the satisfaction of certain specified conditions, including evidence that, substantially concurrently with the initial funding of the increase, the Merger will be consummated in all material respects in accordance with the Merger Agreement and the Equity Financing (as defined in the Merger Agreement) will be funded in an amount not less than $2.2 billion. If the increase has not become effective on or before the fifth business day after the Outside Date (as defined in the Merger Agreement), the increase (including the Overadvance Commitment) will automatically expire, and the revolving commitment will remain $1.5 billion.
The Amendment also provides the lenders' limited consent to the Merger and waives any non-compliance with the U.S. Credit Agreement to the extent necessary to permit the Merger and the transactions contemplated thereby, in each case subject to the terms and conditions set forth therein, including that the Merger will be consummated on or before the fifth business day after the Outside Date. The Amendment also permits new indebtedness of up to $1.8 billion in the aggregate to finance the Merger, in the form of a senior unsecured 364-day bridge facility and/or new senior subordinated notes.
The interest rate on outstanding borrowings is based on an adjusted Secured Overnight Financing Rate ("SOFR") plus 1.50%, with uncollateralized borrowings in excess of the borrowing base described above at adjusted SOFR plus a margin of 2.10%. The U.S. Credit Agreement continues to be fully and unconditionally guaranteed on a joint and several basis by substantially all of our U.S. subsidiaries, remains secured by security interests in substantially all of our U.S. assets, and continues to contain significant operating covenants, financial tests and ratios, including a ratio of current assets to current liabilities, a fixed charge coverage ratio, a ratio of debt to stockholders' equity, and a ratio of debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA"), as well as typical events of default, including change of control, non-payment of obligations, and cross-defaults to other material indebtedness. A breach of these covenants or the occurrence of an event of default would give rise to certain remedies under the U.S. Credit Agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. The foregoing description of the Amendment is qualified in its entirety by reference to the Amendment, including a conformed copy of the U.S. Credit Agreement, a copy of which is filed as Exhibit 4.1 hereto and incorporated herein by reference.
As of September 30, 2026, and October 12, 2026, we had $498.0 million and $606.0 million of revolver borrowings under the U.S. Credit Agreement, respectively.
U.K. Credit Agreement
Our U.K. credit agreement with National Westminster Bank Plc and BMW Financial Services (GB) Limited provides up to a £200.0 million revolving line of credit to be used for working capital, acquisitions, capital expenditures, investments, and general corporate purposes. The revolving loans bear interest between defined Sterling Overnight Index Average ("SONIA") plus 1.10% and defined SONIA plus 2.10%. In addition, the U.K. credit agreement includes a £100.0 million "accordion" feature which allows the U.K. subsidiaries to request up to an additional £100.0 million of facility capacity, subject to certain limitations. The lenders may agree to provide additional capacity, and, if not, the U.K. subsidiaries may add an additional lender, if available, to the facility to provide such additional capacity. Our U.K. credit agreement expires in January 2028. As of September 30, 2026, we had £5.0 million ($6.6 million) in revolver borrowings under the U.K. credit agreement.
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
These notes are our unsecured, senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our 100% owned U.S. subsidiaries. These notes also contain customary negative covenants and events of default. If we experience certain "change of control" events specified in the indentures, holders of these notes will have the option to require us to purchase for cash all or a portion of their notes at a price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest. The Proposed Transaction is not a "change of control" under these notes as long as we comply with certain technical requirements of the notes. In addition, if we make certain asset sales and do not reinvest the proceeds thereof or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest. We may redeem the 3.75% Notes at the redemption prices noted in the indenture.
Mortgage Facilities
We are party to mortgages that bear interest at defined rates and require monthly principal and/or interest payments. We also have a revolving mortgage facility with Toyota Motor Credit Corporation in the U.S. Our maximum borrowing capacity under the mortgage facility as of September 30, 2026, was $750.0 million, contingent on our property values pledged under the mortgage facility. Our actual borrowing capacity under this revolving mortgage facility as of September 30, 2026, was $598.4 million. Borrowings under the facility bear interest at the prime rate between minus 1.58% and 1.68%, and the facility expires in December 2028. As of September 30, 2026, we had $598.0 million in revolver borrowings under this mortgage facility. Our mortgage facilities also contain customary events of default, including non-payment of obligations, cross-defaults to our other material indebtedness, certain change of control events, and the loss or sale of certain dealerships operated at the properties. The Proposed Transaction is not a "change of control" under these facilities. Substantially all of the land, buildings and improvements on the properties financed pursuant to the mortgage facilities are subject to security interests granted to the lender. As of September 30, 2026, we owed $1,024.3 million of principal under all of our mortgage facilities.
Other Debt
Our other debt consists primarily of various credit agreements and working capital loans in connection with local operations outside of the U.S. and the U.K. Included within other debt is a 4.50% senior subordinated promissory note due November 2028 (the "Note") resulting from the PMG transaction, which requires monthly principal and interest payments (subject to the Company's right to prepay the Note in whole or in part at any time at its option without premium or penalty) and includes customary events of default. As of September 30, 2026, we owed $112.5 million, of which $51.9 million is included within current portion of long-term debt.
10. Commitments and Contingent Liabilities
We are involved in litigation which may relate to claims brought by governmental authorities, issues with customers, and employment related matters, including class action claims and purported class action claims. As of September 30, 2026, we were not party to any legal proceedings, including class action lawsuits that, individually or in the aggregate, are reasonably expected to have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
We have sold a number of dealerships to third parties and as a condition to certain of those sales, remain liable for the lease payments relating to the properties on which those businesses operate in the event of non-payment by the buyer. We are also party to lease agreements on properties that we no longer use in our retail operations that we have sublet to third parties. We rely on subtenants to pay the rent and maintain the property at these locations. In the event the subtenant does not perform as expected, we may not be able to recover amounts owed to us, and we could be required to fulfill these obligations. We believe we have made appropriate reserves relating to these locations. As of September 30, 2026, we guaranteed or were otherwise liable for approximately $102.0 million of these lease payments, including lease payments during available renewal periods.
In connection with the Proposed Transaction discussed in Note 1 under the heading "– Proposed Take-Private Transaction", we may be required to pay a termination fee of $383.0 million if the Merger Agreement is terminated under certain circumstances outlined in the Merger Agreement, including if we terminate the Merger Agreement to enter into a definitive agreement providing for a Superior Proposal (as defined in the Merger Agreement).
Our floor plan credit agreements with respect to Penske Australia provide us revolving loans for the acquisition of commercial vehicles for distribution to our retail network. These facilities include a commitment to repurchase dealer vehicles in the event the dealer's floor plan agreement is terminated.
We have $15.0 million of letters of credit outstanding and $28.2 million of bank guarantees as of September 30, 2026, and have posted $22.3 million of surety bonds in the ordinary course of business.
11. Equity
A summary of shares repurchased under our securities repurchase program, and shares acquired, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shares repurchased (1)	—	46,037	170,000	796,716
Aggregate purchase price in millions	$—	$7.8	$26.3	$119.0
Average purchase price per share	$—	$168.04	$154.83	$149.33

Shares acquired (2)	—	2,813	95,104	137,406
Aggregate purchase price in millions	$—	$0.5	$16.2	$22.6
Average purchase price per share	$—	$186.58	$170.42	$164.62
________________________
(1)Shares were repurchased under our securities repurchase program. We had $221.2 million in repurchase authorization remaining under the repurchase program as of September 30, 2026. The Merger Agreement restricts our ability to repurchase our common stock, and we therefore do not expect further repurchases of shares under this authority during the pendency of the Proposed Transaction.

(2)Shares were acquired from employees in connection with a net share settlement feature of employee equity awards.

12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component during the three and nine months ended September 30, 2026 and 2025, respectively, attributable to Penske Automotive Group common stockholders follows:
Three Months Ended September 30, 2026

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Loss
Balance at June 30, 2026	$(205.1)	$(11.4)	$(216.5)
Other comprehensive loss, net of tax	—	(4.0)	(4.0)
Balance at September 30, 2026	$(205.1)	$(15.4)	$(220.5)
Three Months Ended September 30, 2025

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Loss
Balance at June 30, 2025	$(166.2)	$(6.2)	$(172.4)
Other comprehensive loss, net of tax	(29.6)	(1.6)	(31.2)
Balance at September 30, 2025	$(195.8)	$(7.8)	$(203.6)
Nine Months Ended September 30, 2026

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Loss
Balance at December 31, 2025	$(187.9)	$0.2	$(187.7)
Other comprehensive loss, net of tax	(17.2)	(15.6)	(32.8)
Balance at September 30, 2026	$(205.1)	$(15.4)	$(220.5)
Nine Months Ended September 30, 2025

	Foreign Currency Translation	Other	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$(354.0)	$(10.5)	$(364.5)
Other comprehensive income, net of tax	158.2	2.7	160.9
Balance at September 30, 2025	$(195.8)	$(7.8)	$(203.6)
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

Three Months Ended September 30,
	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Total
Revenues
2026	$7,025.4	$1,123.9	$266.3	$—	$8,415.6
2025	6,927.8	918.6	206.6	—	8,053.0
Cost of sales
2026	$5,922.7	$960.5	$208.3	$—	$7,091.5
2025	5,811.0	782.3	160.1	—	6,753.4
Selling, general, and administrative expenses:
Personnel expenses
2026	$488.2	$71.1	$19.9	$—	$579.2
2025	481.6	63.7	18.6	—	563.9
Advertising expenses
2026	$29.4	$1.0	$0.5	$—	$30.9
2025	33.4	0.9	0.3	—	34.6
Rent & related expenses
2026	$102.2	$7.1	$4.4	$—	$113.7
2025	102.6	6.6	4.0	—	113.2
Other expenses (1)
2026	$227.0	$16.7	$8.0	$—	$251.7
2025	213.1	14.5	5.5	—	233.1
Depreciation
2026	$39.2	$4.7	$1.6	$—	$45.5
2025	38.1	4.1	1.6	—	43.8
Floor plan interest expense
2026	$34.5	$3.2	$0.8	$—	$38.5
2025	36.6	5.0	1.8	—	43.4
Other interest expense
2026	$28.5	$—	$2.4	$—	$30.9
2025	18.8	—	3.2	—	22.0
Equity in earnings of affiliates
2026	$—	$—	$—	$68.3	$68.3
2025	—	—	—	58.4	58.4

Segment income
2026	$153.7	$59.6	$20.4	$68.3	$302.0
2025	192.6	41.5	11.5	58.4	304.0
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

Nine Months Ended September 30,
	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Total
Revenues
2026	$21,293.5	$2,746.3	$752.1	$—	$24,791.9
2025	20,734.1	2,685.9	619.3	—	24,039.3
Cost of sales
2026	$17,909.3	$2,311.9	$590.2	$—	$20,811.4
2025	17,316.7	2,265.0	484.4	—	20,066.1
Selling, general, and administrative expenses:
Personnel expenses
2026	$1,469.5	$200.3	$60.4	$—	$1,730.2
2025	1,446.7	195.0	56.7	—	1,698.4
Advertising expenses
2026	$89.8	$2.4	$1.6	$—	$93.8
2025	95.0	2.6	1.5	—	99.1
Rent & related expenses
2026	$310.8	$20.6	$13.2	$—	$344.6
2025	303.1	20.0	11.0	—	334.1
Other expenses (1)
2026	$676.7	$46.1	$23.7	$—	$746.5
2025	654.0	36.7	17.7	—	708.4
Depreciation
2026	$117.5	$13.5	$4.7	$—	$135.7
2025	110.8	12.2	4.5	—	127.5
Floor plan interest expense
2026	$103.3	$8.4	$3.4	$—	$115.1
2025	109.3	13.6	6.3	—	129.2
Other interest expense
2026	$85.0	$—	$7.4	$—	$92.4
2025	54.3	—	11.8	—	66.1
Equity in earnings of affiliates
2026	$—	$—	$—	$166.4	$166.4
2025	0.5	—	—	144.8	145.3

Segment income
2026 (2)	$622.5	$143.1	$47.5	$166.4	$979.5
2025 (3)	697.0	140.8	25.4	144.8	1,008.0
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

Three Months Ended September 30,
	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Total
Capital expenditures
2026	$70.7	$10.2	$1.3	$—	$82.2
2025	65.7	14.0	2.0	—	81.7

Nine Months Ended September 30,
	Retail Automotive	Retail Commercial Truck	Other	Non-Automotive Investments	Total
Capital expenditures
2026	$184.7	$28.6	$3.8	$—	$217.1
2025	185.4	49.3	4.6	—	239.3
14. Subsequent Event
On October 15, 2026, we entered into the Merger Agreement. See Note 1 "– Proposed Take-Private Transaction", Note 9 – "Long-Term Debt-U.S. Credit Agreement" and "Part II, Item 1A. Risk Factors" for further information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025, Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2026 and June 30, 2026, Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, and those in our other periodic reports filed with the Securities and Exchange Commission, and "Forward-Looking Statements." We have acquired, disposed, and initiated a number of businesses during the periods presented and addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Our financial statements include the results of operations of those businesses from the date acquired or when they commenced operations. Our period-to-period results of operations may vary depending on the dates of acquisitions or disposals.
Overview
We are a diversified international transportation services company and one of the world's premier automotive and commercial truck retailers. We operate dealerships in the United States, the United Kingdom, Canada, Germany, Italy, Japan, and Australia, and we are one of the largest retailers of commercial trucks in North America for Freightliner. We also distribute and retail commercial vehicles, diesel and gas engines, power systems, and related parts and services principally in Australia and New Zealand. We employ approximately 28,900 people worldwide. Additionally, we own 28.9% of Penske Transportation Solutions, a business that employs over 40,000 people worldwide, manages one of the largest, most comprehensive and modern trucking fleets in North America with over 373,600 trucks, tractors, and trailers under lease, rental, and/or maintenance contracts, and provides innovative transportation, supply chain, and technology solutions to its customers.
Business Overview
During the nine months ended September 30, 2026, our business generated $24.8 billion in total revenue, which is comprised of approximately $21.3 billion from retail automotive dealerships, $2.7 billion from retail commercial truck dealerships, and $752.1 million from commercial vehicle distribution and other operations. We generated $4.0 billion in gross profit, which is comprised of $3.4 billion from retail automotive dealerships, $434.4 million from retail commercial truck dealerships, and $161.9 million from commercial vehicle distribution and other operations.
Retail Automotive. We are one of the largest global automotive retailers as measured by the $27.5 billion in total retail automotive dealership revenue we generated in 2025. We are diversified geographically with 59% of our total retail automotive dealership revenues in the nine months ended September 30, 2026, generated in the U.S. and Puerto Rico and 41% generated outside of the U.S. We offer over 40 vehicle brands with 71% of our retail automotive franchised dealership revenue generated from premium brands, such as Audi, BMW, Land Rover, Lexus, Mercedes-Benz, and Porsche, and 23% of revenue generated from volume non-U.S. brands such as Toyota and Honda in the nine months ended September 30, 2026. As of September 30, 2026, we operated 369 retail automotive franchised dealerships, of which 146 are located in the U.S. and 223 are located outside of the U.S., principally in the U.K. As of September 30, 2026, we also operated 13 used vehicle dealerships, with six dealerships in the U.S. operating under the brand name CarShop, six dealerships in the U.K. operating under the brand name Sytner Select, and one dealership in Australia operating under the brand name Penske Select. We retailed and wholesaled, including agency units, more than 443,000 vehicles in the nine months ended September 30, 2026.
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
During the nine months ended September 30, 2026, in the U.S. we acquired two retail automotive franchises and sold four retail automotive franchises; in the U.K. we opened six retail automotive franchises, closed three retail automotive franchises, and sold two used vehicle dealerships; and in Germany we opened three retail automotive franchises. Retail automotive dealerships represented 85.9% of our total revenues and 85.0% of our total gross profit in the nine months ended September 30, 2026.
Retail Commercial Truck Dealership. We operate Premier Truck Group ("PTG"), a heavy- and medium-duty retail truck dealership group offering primarily Freightliner and Western Star trucks (both Daimler brands), with locations across 10 U.S. states and the Canadian provinces of Ontario and Manitoba. As of September 30, 2026, PTG operated 45 locations selling new and/or used trucks, performing service and parts operations, or offering collision repair services. We retailed and wholesaled 15,996 new and used trucks in the nine months ended September 30, 2026. This business represented 11.1% of our total revenues and 10.9% of our total gross profit in the nine months ended September 30, 2026.
Penske Australia. Penske Australia is the exclusive importer and distributor of Western Star heavy-duty trucks (a Daimler brand), MAN heavy- and medium-duty trucks and buses (a VW Group brand), and Dennis Eagle refuse collection vehicles, together with associated parts, across Australia, New Zealand, and portions of the Pacific. In most of these same markets, we are also a leading distributor of diesel and gas engines and power systems, principally representing MTU (a Rolls-Royce solution), Detroit Diesel, Allison Transmission, and Bergen Engines. Penske Australia offers products across the on- and off-highway markets, including in the trucking, mining, power generation, energy solutions, defense, marine, rail, and construction sectors and supports full parts and aftersales service through a network of branches, field service locations, and dealers across the region. These businesses represented 3.0% of our total revenues and 4.1% of our total gross profit in the nine months ended September 30, 2026. We also own and operate three Porsche dealerships in Melbourne, Australia, the results of which are included within our retail automotive segment described above.
Penske Transportation Solutions. We hold a 28.9% ownership interest in Penske Truck Leasing Co., L.P. ("PTL"). PTL is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui & Co., Ltd. ("Mitsui"). We account for our investment in PTL under the equity method, and we therefore record our share of PTL's earnings on our statements of income under the caption "Equity in earnings of affiliates," which also includes the results of our other equity method investments. Penske Transportation Solutions ("PTS") is the universal brand name for PTL's various businesses, which articulates the breadth of their services. PTS is capable of meeting customers' needs across the supply chain with a broad product offering that includes full-service truck leasing, truck rental, and contract maintenance along with logistics services, such as dedicated contract carriage, distribution center management, supply chain management, and dry van truckload carrier services. We recorded $167.0 million and $145.1 million in equity earnings from this investment for the nine months ended September 30, 2026 and 2025, respectively.
Proposed Take-Private Transaction
On October 15, 2026, we entered into the Merger Agreement with Buyer, pursuant to which Buyer will merge with and into the Company, with the Company surviving the Merger. Buyer is an entity owned by PC and Mitsui. If the Proposed Transaction is consummated, we will cease to be a publicly traded company and will become wholly owned by the Investor Group, with PC and Mitsui expected to own, directly or indirectly, approximately 64% and 36%, respectively, of the equity interests of the Company. See Note 1 to our Consolidated Condensed Financial Statements "– Proposed Take-Private Transaction," Note 9 "Long-Term Debt – U.S. Credit Agreement" and Part II, Item 1A. "Risk Factors" for further information.
Outlook/Recent Developments
Tariffs. During 2025 and 2026, the U.S. enacted various tariffs on automobiles, automobile parts, and medium- and heavy-duty trucks and related parts which, along with U.S. trade policies, have impacted certain of our automotive and commercial vehicle suppliers, as well as our and PTS' operations. These tariffs and trade policies directly or indirectly affect certain of the vehicles, trucks, and parts we sell. Developments regarding U.S. trade policy and the applicability and impact of tariffs on the vehicles, trucks and parts we sell remain fluid, and we cannot predict the timing, scope, or outcome of future tariff-related actions or their potential effect, if any, on our results of operations. We continue to monitor tariff and trade policies and their impact on our business and results of operations.
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
Electric Vehicle ("EV") and Emissions Regulation. Federal and state governments and regulators in our markets have placed various restrictions on new retail automotive and commercial vehicles, in many cases requiring vehicle manufacturers to achieve progressively higher penetration of EVs or lower emissions of new internal combustion engine vehicle sales. Under the U.K. Zero Emission Vehicle Mandate ("ZEV Mandate"), manufacturers must ensure that 33% of new cars sold in 2026 are electric vehicles (with limited allowances) and are subject to significant penalties if the required percentage is not achieved. By publicly available estimates, 26% of the U.K. new car registrations through September 2026 were zero emission vehicles. The U.K. government has also confirmed a ban on the sale of new cars powered solely by internal combustion engines beginning in 2030, subject to limited exceptions for certain low-volume manufacturers, while allowing certain hybrid cars and vans with internal combustion engines to be sold until 2035 with limited exceptions. The ban does not apply to used vehicle sales. These U.K. regulations currently increase annually through 2035 and continue to affect the profitability and mix of vehicles sold by our U.K. dealerships. In August 2026, the U.K. government launched a public consultation as part of its review of the ZEV Mandate, including potential changes to the current annual zero-emission vehicle sales targets and related compliance provisions. The consultation closed in October 2026, although the outcome and timing of any resulting changes remain uncertain. In the U.S. commercial vehicle market, the EPA's 2027 heavy-duty engine emissions standards establish more stringent requirements for model year 2027 and later heavy-duty engines, and although in July 2026 the EPA proposed amendments to certain compliance provisions of those standards, it has retained the underlying model year 2027 emissions start date and the stringency of the standards. We believe that the recent clarity regarding these emission standards contributed to increased order activity during the first half of 2026, with related sales occurring primarily in the second half of 2026. For an additional discussion of certain risks associated with our business related to EV and emissions regulation, see Item 1A. Risk Factors, "Vehicle Emissions and Other Environmental Regulations" in our Annual Report on Form 10-K for the year ended December 31, 2025.
Retail Automotive. During the nine months ended September 30, 2026, U.S. industry new light vehicle sales decreased 2.0%, to 12.0 million units, including a 3.0% decrease in retail sales, partially offset by a 4.1% increase in fleet sales, as compared to the same period last year. In the U.S., we believe our comparative new vehicle sales overall were negatively impacted by weather-related disruptions during January and February, the benefit in the prior period from tariff-related pull-forward of retail sales, and a 48.8% decrease in our new EV sales in the U.S., driven by reduced EV and emissions regulations in the U.S. and the elimination of certain tax incentives for the purchase of vehicles, including the previous $7,500 per new vehicle tax incentive on September 30, 2025, partially offset by a 7.4% increase in our hybrid vehicle sales.
U.K. new vehicle registrations increased 10.2% to 1.7 million registrations, including a 12.8% increase in retail sales and an 8.0% increase in fleet sales, as compared to the same period last year. The sale of new premium brand vehicles across the U.K., representing a significant portion of our U.K. portfolio, increased 3.7% over such period. We believe premium brand performance during the first nine months of 2026 benefited in part from an overall growth in the U.K. new vehicle market, including continued consumer demand for electric vehicles. However, premium brand performance in the U.K. continues to be impacted by market dynamics, including higher business and consumer-related taxes and fees, increased emissions-based charges on higher-emission vehicles, the increased market share of Chinese manufacturers (which grew from 8.7% to 17.5% in the first nine months of 2026), and higher fuel prices, which we expect may continue to affect the U.K. premium vehicle market.
Our new vehicle days' supply is 49 as of September 30, 2026, compared to 49 as of December 31, 2025. Our used vehicle days' supply is 44 as of September 30, 2026, compared to 49 as of December 31, 2025.
Retail Commercial Truck Dealership. During the nine months ended September 30, 2026, North American sales of Class 6-8 medium- and heavy-duty trucks, the vehicles sold by our PTG business, decreased 3.5% from the same period last year to 302,500 units. The Class 6-7 medium-duty truck market decreased 0.3% from the same period last year to 113,725 units, and Class 8 heavy-duty trucks, the largest North American market, decreased 5.3% from the same period last year to 188,775 units. Lower order intake related to the weak freight environment during the third and fourth quarters of 2025 negatively impacted truck deliveries during the first six months of 2026. However, order activity began increasing in late 2025 and continued through the first nine months of 2026 as the freight environment improved, capacity tightened, and we fulfilled customer orders placed ahead of anticipated 2027 emissions requirements. Demand for used trucks also increased during the first nine months of 2026, as customers looked to replace their aging fleets as the allocation of new truck orders were not available. In addition, service and parts operations continued to benefit from increased demand from delayed maintenance, as well as from an aging vehicle fleet. We expect this increased new truck order activity to continue to benefit truck deliveries through the remainder of 2026. As of September 30, 2026, the Class 6-8 medium- and heavy-duty truck backlog is 206,557 units according to data published by ACT Research compared to 170,568 as of December 31, 2025.
Commercial Vehicle Distribution and Other. During the nine months ended September 30, 2026, the Australian heavy-duty truck market reported sales of 9,756 units, representing a decrease of 7.6% from the same period last year, while the New Zealand market reported sales of 1,673 units, representing a decrease of 4.0% from the same period last year. We expect continued challenging market conditions for our on-highway businesses, with higher fuel prices and broader operating cost pressures on transport operators continuing to affect demand. However, we expect demand for defense, mining, and energy systems products to remain strong through the remainder of 2026, particularly for standby power energy solutions we provide to our data systems customers.
As described in "Forward-Looking Statements," there are a number of factors that could cause actual results to differ materially from our expectations, including those discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025, Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2026 and June 30, 2026, Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, and our other periodic reports filed with the Securities and Exchange Commission.
Operating Overview
Automotive and commercial truck dealerships represent 97.0% of our revenue and 78.2% of our earnings before taxes during the nine months ended September 30, 2026. Income from our PTS investment represents 17.0% of our earnings before taxes during the nine months ended September 30, 2026. New and used vehicle revenues typically include sales to retail customers, agency customers, fleet customers, and leasing companies providing consumer leasing. We generate finance and insurance revenues from sales of third-party extended service contracts, sales of third-party insurance policies, commissions relating to the sale of finance and lease contracts to third parties, and the sales of certain other products. Service and parts revenues include fees paid by customers for repair, maintenance and collision services, and the sale of replacement parts and other aftermarket accessories as well as warranty repairs that are reimbursed directly by vehicle manufacturers.
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
As exchange rates fluctuate, our revenue and results of operations as reported in U.S. dollars fluctuate. For example, if the British Pound were to weaken against the U.S. dollar, our U.K. results of operations would translate into less U.S. dollar reported results. Foreign currency average rate fluctuations decreased revenue by $2.3 million and increased gross profit by $1.4 million, respectively, for the three months ended September 30, 2026, and increased revenue and gross profit by $272.4 million and $44.8 million, respectively, for the nine months ended September 30, 2026, compared to the same periods in 2025. Foreign currency average rate fluctuations increased earnings per share by approximately $0.01 per share for the three months ended September 30, 2026, and increased earnings per share by approximately $0.09 per share for the nine months ended September 30, 2026, compared to the same periods in 2025. Excluding the impact of foreign currency average rate fluctuations, aggregate revenue and gross profit increased 4.5% and increased 1.8%, respectively, for the three months ended September 30, 2026, and increased 2.0% and decreased 0.9%, respectively, for the nine months ended September 30, 2026, compared to the same periods in 2025.
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

The future success of our business is dependent upon, among other things, macro-economic, geo-political, and industry conditions and events, including their impact on sales of new and used vehicles, service and parts, and repair and maintenance services, the availability of consumer credit, changes in consumer demand, consumer confidence levels, fuel prices, demand for trucks to move freight with respect to PTS and PTG and other freight metrics such as spot rates or miles driven, personal discretionary spending levels, interest rates, foreign currency exchange rates, and unemployment rates; our ability to obtain vehicles and parts from our manufacturers, especially in light of supply chain disruptions due to natural disasters, tariffs and non-tariff trade barriers, any shortages of vehicle components, international conflicts, challenges in sourcing labor or labor strikes or work stoppages, or other disruptions; the control our manufacturer partners can exert over our operations and our reliance on them for various aspects of our business; risks to our reputation and those of our manufacturer partners; changes in the retail model from direct sales by manufacturers, a transition to an agency model of sales, sales by online competitors, or from the expansion of EVs; disruptions to the security and availability of our information technology systems and those of our third party providers, which systems are increasingly threatened by ransomware and other cyber attacks; the effects of a pandemic on the global economy, including our ability to react effectively to changing business conditions in light of any pandemic; the impact of tariffs targeting imported vehicles and parts, as well as changes or increases in tariffs, trade restrictions, trade disputes, or non-tariff trade barriers; the rate of inflation, including its impact on vehicle affordability; our ability to consummate, integrate, and realize returns on our acquisitions; with respect to PTS, changes in the financial health of its customers, labor strikes or work stoppages by its employees, a reduction in PTS' asset utilization rates, the cost of acquiring and the continued availability from truck manufacturers and suppliers of vehicles and parts for its fleet, including with respect to the effect of various regulations concerning its vehicle fleet, changes in the values of used trucks, which affect PTS' profitability on truck sales, and regulatory risks and related compliance costs; our ability to realize returns on our significant capital investments in new and upgraded dealership facilities; our ability to navigate a rapidly changing automotive and truck landscape; our ability to respond to new or enhanced regulations in both our domestic and international markets relating to dealerships and vehicle sales, including those related to the sales process, emissions standards or electrification; the success of our distribution of commercial vehicles, engines, and power systems; natural disasters; and recall initiatives or other disruptions that interrupt the supply of vehicles or parts to us.
Our operations will also be impacted by the pendency of the Proposed Transaction, including uncertainties as to the closing of the Merger, including the possibility that the Merger may not be completed in a timely manner or at all, which could adversely affect our business and the market price of our common stock; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement, including circumstances that could require us to pay Buyer a termination fee of $383.0 million; the possibility that various conditions to the consummation of the Merger may not be satisfied or waived, including uncertainty as to how many the Company's of unaffiliated stockholders will vote in favor of the Merger; the ability to obtain necessary regulatory approvals or to obtain them on acceptable terms or within expected timing; the risk that any announcements relating to the Proposed Transaction could have adverse effects on the market price of our common stock, credit ratings or operating results; the risk that the market price of our common stock may fluctuate during the pendency of the Proposed Transaction and may decline significantly if the Proposed Transaction is not completed; the fact that the Merger Consideration is fixed and will not be adjusted for changes in our business, financial condition or operating results or in the market price of our common stock; the effects of disruption from the Proposed Transaction and the impact of the announcement and pendency of the Proposed Transaction on our business, including our ability to attract, retain and hire key personnel and to maintain relationships with manufacturers, customers, suppliers and others with whom we do business, employee departures, diversion of management's time and attention from ordinary course business operations, negative publicity, competitive responses to the Proposed Transaction, or certain restrictions during the pendency of the Proposed Transaction that may impact our ability to pursue certain business opportunities or strategic transactions; provisions of the Merger Agreement that limit our ability to pursue alternatives to the Merger, which could discourage a third party from making an alternative acquisition proposal; the risk that stockholder litigation in connection with the Proposed Transaction may prevent or delay the completion of the Proposed Transaction or may result in significant costs of defense, indemnification and liability; the risk that there may be significant transaction costs, which we will continue to incur whether or not the Proposed Transaction is completed, and other unexpected costs, charges or expenses resulting from the Proposed Transaction.
See Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025, Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2026 and June 30, 2026, Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, and our other periodic reports filed with the Securities and Exchange Commission.

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
Our results for the nine months ended September 30, 2026, include a gain of $90.9 million from the sale of retail automotive franchises in the U.S., resulting in an after-tax gain of $67.5 million, or $1.03 per share. This gain was partially offset by disposals and other charges of $13.0 million (none of which was individually material), resulting in an after-tax expense of $10.9 million, or $0.17 per share.
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

Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025
Retail Automotive Dealership New Vehicle Data
(In millions, except unit and per unit amounts)

			2026 vs. 2025
New Vehicle Data	2026	2025	Change	% Change
New retail unit sales (excluding agency)	53,504	54,120	(616)	(1.1)%
Same-store new retail unit sales (excluding agency)	52,305	52,947	(642)	(1.2)%
New agency unit sales	11,285	11,730	(445)	(3.8)%
Same-store new agency unit sales	11,285	11,666	(381)	(3.3)%
Total new units delivered	64,789	65,850	(1,061)	(1.6)%
Total same-store new units delivered	63,590	64,613	(1,023)	(1.6)%
New sales revenue	$3,213.6	$3,198.1	$15.5	0.5%
Same-store new sales revenue	$3,142.3	$3,133.7	$8.6	0.3%
New retail sales revenue per unit (excluding agency)	$59,528	$58,526	$1,002	1.7%
Same-store new retail sales revenue per unit (excluding agency)	$59,529	$58,611	$918	1.6%
Gross profit — new	$269.4	$279.0	$(9.6)	(3.4)%
Same-store gross profit — new	$261.5	$274.2	$(12.7)	(4.6)%
Average gross profit per new vehicle (excluding agency)	$4,524	$4,642	$(118)	(2.5)%
Same-store average gross profit per new vehicle (excluding agency)	$4,477	$4,660	$(183)	(3.9)%
Gross margin % — new	8.4%	8.7%	(0.3)%	(3.4)%
Same-store gross margin % — new	8.3%	8.8%	(0.5)%	(5.7)%
Units
Retail unit deliveries of new vehicles decreased from 2025 to 2026 due to a 1,023 unit, or 1.6%, decrease in same-store new unit deliveries, coupled with a 38 unit decrease from net dealership acquisitions/dispositions. Same-store retail units delivered decreased 3.4% in the U.S. and increased 1.2% internationally. Overall, new retail unit deliveries decreased 3.6% in the U.S. and increased 1.6% internationally. We believe the decrease in new retail unit deliveries in the U.S. was primarily due to a decline in the sale of electric vehicles subsequent to the elimination of certain U.S. tax incentives as of September 30, 2025. We believe the increase in new retail unit deliveries internationally is primarily due to the increase in deliveries of our Chinese brand dealerships, partially offset by the elimination of premium vehicles from the government motability incentive program in the U.K.
Revenues
New vehicle sales revenue increased from 2025 to 2026 due to an $8.6 million, or 0.3%, increase in same-store revenues, coupled with a $6.9 million increase from net dealership acquisitions/dispositions. Excluding $7.9 million of unfavorable foreign currency fluctuations, same-store new revenue increased 0.5%. Same-store revenue (excluding agency) increased due to a $918 per unit increase in same-store comparative average retail selling price (despite a $147 per retail unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $48.0 million, partially offset by the decrease in same-store new retail unit sales, which decreased revenue by $37.6 million. We believe the increase in same-store comparative average retail selling price (excluding agency) is primarily due to the increased costs of acquiring vehicles from the manufacturer, coupled with a shift in sales mix toward higher-priced hybrid vehicles.
Gross Profit
Retail gross profit from new vehicle sales decreased from 2025 to 2026 due to a $12.7 million, or 4.6%, decrease in same-store gross profit, partially offset by a $3.1 million increase from net dealership acquisitions/dispositions. Excluding $0.8 million of unfavorable foreign currency fluctuations, same-store gross profit decreased 4.3%. Same-store gross profit (excluding agency) decreased due to a $183 per unit decrease in same-store comparative average gross profit (including a $12 per retail unit decrease attributable to unfavorable foreign currency fluctuations), which decreased gross profit by $9.6 million, coupled with the decrease in same-store new retail sales, which decreased retail gross profit by $3.0 million. We believe the decrease in same-store comparative average retail gross profit per unit (excluding agency) is primarily due to the mix of vehicles sold and vehicle affordability considerations.

Retail Automotive Dealership Used Vehicle Data
(In millions, except unit and per unit amounts)

			2026 vs. 2025
Used Vehicle Data	2026	2025	Change	% Change
Used retail unit sales	57,635	56,441	1,194	2.1%
Same-store used retail unit sales	56,714	54,636	2,078	3.8%
Used retail sales revenue	$2,383.7	$2,299.0	$84.7	3.7%
Same-store used retail sales revenue	$2,349.7	$2,242.9	$106.8	4.8%
Used retail sales revenue per unit	$41,358	$40,734	$624	1.5%
Same-store used retail sales revenue per unit	$41,431	$41,052	$379	0.9%
Gross profit — used	$112.2	$117.5	$(5.3)	(4.5)%
Same-store gross profit — used	$109.8	$114.6	$(4.8)	(4.2)%
Average gross profit per used vehicle retailed	$1,946	$2,083	$(137)	(6.6)%
Same-store average gross profit per used vehicle retailed	$1,936	$2,097	$(161)	(7.7)%
Gross margin % — used	4.7%	5.1%	(0.4)%	(7.8)%
Same-store gross margin % — used	4.7%	5.1%	(0.4)%	(7.8)%
Units
Retail unit sales of used vehicles increased from 2025 to 2026 due to a 2,078 unit, or 3.8%, increase in same-store used retail unit sales, partially offset by an 884 unit decrease from net dealership acquisitions/dispositions. Our same-store units increased 2.3% in the U.S. and increased 5.5% internationally. Overall, our used units increased 2.3% in the U.S. and increased 1.9% internationally. We believe the increase in same-store retail sales of used units is primarily due to increased consumer demand due to overall affordability considerations, coupled with increased operational enhancements internationally focused on growing used vehicle sales.
Revenues
Used vehicle retail sales revenue increased from 2025 to 2026 due to a $106.8 million, or 4.8%, increase in same-store revenues, partially offset by a $22.1 million decrease from net dealership acquisitions/dispositions. Excluding $5.1 million of unfavorable foreign currency fluctuations, same-store used retail revenue increased 5.0%. The increase in same-store revenue is due to the increase in same-store used retail unit sales which increased revenue by $86.1 million, coupled with a $379 per unit increase in same-store comparative average selling price (despite a $90 per unit decrease attributable to unfavorable foreign currency fluctuations), which increased revenue by $20.7 million. We believe the increase in same-store comparative average selling price is primarily due to the increased costs to acquire vehicles.
Gross Profit
Retail gross profit from used vehicle sales decreased from 2025 to 2026 due to a $4.8 million, or 4.2%, decrease in same-store gross profit, coupled with a $0.5 million decrease from net dealership acquisitions/dispositions. Excluding $0.2 million of unfavorable foreign currency fluctuations, same-store gross profit decreased 4.0%. The decrease in same-store gross profit is due to a $161 per unit decrease in same-store comparative average gross profit (including a $4 per retail unit decrease attributable to unfavorable foreign currency fluctuations), which decreased gross profit by $8.8 million, partially offset by the increase in same-store used retail unit sales, which increased gross profit by $4.0 million. We believe the decrease in same-store comparative average gross profit per unit is primarily due to higher acquisition costs of vehicles and affordability considerations.

Retail Automotive Dealership Finance and Insurance Data
(In millions, except unit and per unit amounts)

			2026 vs. 2025
Finance and Insurance Data	2026	2025	Change	% Change
Total retail unit sales	111,139	110,561	578	0.5%
Total same-store retail unit sales	109,019	107,583	1,436	1.3%
Total agency unit sales	11,285	11,730	(445)	(3.8)%
Total same-store agency unit sales	11,285	11,666	(381)	(3.3)%
Finance and insurance revenue	$197.6	$203.1	$(5.5)	(2.7)%
Same-store finance and insurance revenue	$194.2	$198.7	$(4.5)	(2.3)%
Finance and insurance revenue per unit (excluding agency)	$1,731	$1,795	$(64)	(3.6)%
Same-store finance and insurance revenue per unit (excluding agency)	$1,734	$1,817	$(83)	(4.6)%
Finance and insurance revenue decreased from 2025 to 2026 due to a $4.5 million, or 2.3%, decrease in same-store revenue, coupled with a $1.0 million decrease from net dealership acquisitions/dispositions. Excluding $0.3 million of unfavorable foreign currency fluctuations, same-store finance and insurance revenue decreased 2.1%. Same-store revenue (excluding agency) decreased due to an $83 per unit decrease in same-store comparative average finance and insurance retail revenue, which decreased revenue by $8.9 million, partially offset by the increase in combined same-store new and used retail unit sales, which increased revenue by $2.5 million. Same-store finance and insurance revenue per unit (excluding agency) decreased 3.2% in the U.S. and decreased 9.8% in the U.K. We believe the decrease in same-store finance and insurance revenue per unit (excluding agency) is primarily due to lower penetration of various finance and insurance products in the U.S. and changes in finance commission arrangements in the U.K.
Retail Automotive Dealership Service and Parts Data
(In millions)

			2026 vs. 2025
Service and Parts Data	2026	2025	Change	% Change
Service and parts revenue	$869.8	$854.0	$15.8	1.9%
Same-store service and parts revenue	$860.0	$835.2	$24.8	3.0%
Gross profit — service and parts	$514.7	$501.9	$12.8	2.6%
Same-store service and parts gross profit	$507.3	$490.9	$16.4	3.3%
Gross margin % — service and parts	59.2%	58.8%	0.4%	0.7%
Same-store service and parts gross margin %	59.0%	58.8%	0.2%	0.3%
Revenues
Service and parts revenue increased from 2025 to 2026, with an increase of 2.2% in the U.S. and an increase of 1.2% internationally. The increase in service and parts revenue is due to a $24.8 million, or 3.0%, increase in same-store revenues, partially offset by a $9.0 million decrease from net dealership acquisitions/dispositions. Excluding $1.4 million of unfavorable foreign currency fluctuations, same-store revenue increased 3.1%. The increase in same-store revenue is due to a $22.3 million, or 3.7%, increase in customer pay revenue and a $5.2 million, or 2.9%, increase in warranty revenue, partially offset by a $2.7 million, or 4.6%, decrease in vehicle preparation and body shop revenue. We believe the increase in same-store revenue is primarily due to implementation of technology in our service operations, increasing vehicle complexity, increases in effective labor rates, and increases in the retail cost of parts.
Gross Profit
Service and parts gross profit increased from 2025 to 2026 due to a $16.4 million, or 3.3%, increase in same-store gross profit, partially offset by a $3.6 million decrease from net dealership acquisitions/dispositions. Excluding $0.7 million of unfavorable foreign currency fluctuations, same-store gross profit increased 3.5%. The increase in same-store gross profit is due to the increase in same-store revenues, which increased gross profit by $14.6 million, coupled with a 0.2% increase in same-store gross margin from 58.8% to 59.0%, which increased gross profit by $1.8 million. The increase in same-store gross profit is due to an $11.9 million, or 4.3%, increase in customer pay gross profit and a

$5.4 million, or 5.5%, increase in warranty gross profit, partially offset by a $0.9 million, or 0.8%, decrease in vehicle preparation and body shop gross profit. We believe the increase in same-store gross margin is primarily due to a change in the mix of warranty to more favorable customer pay in the U.K., coupled with an increase in the effective labor rate.
Retail Commercial Truck Dealership Data
(In millions, except unit and per unit amounts)

			2026 vs. 2025
New Commercial Truck Data	2026	2025	Change	% Change
New retail unit sales	5,749	4,298	1,451	33.8%
Same-store new retail unit sales	5,749	4,298	1,451	33.8%
New retail sales revenue	$781.1	$620.8	$160.3	25.8%
Same-store new retail sales revenue	$781.1	$620.8	$160.3	25.8%
New retail sales revenue per unit	$135,857	$144,435	$(8,578)	(5.9)%
Same-store new retail sales revenue per unit	$135,857	$144,435	$(8,578)	(5.9)%
Gross profit — new	$41.7	$34.7	$7.0	20.2%
Same-store gross profit — new	$41.7	$34.7	$7.0	20.2%
Average gross profit per new truck retailed	$7,243	$8,075	$(832)	(10.3)%
Same-store average gross profit per new truck retailed	$7,243	$8,075	$(832)	(10.3)%
Gross margin % — new	5.3%	5.6%	(0.3)%	(5.4)%
Same-store gross margin % — new	5.3%	5.6%	(0.3)%	(5.4)%
Units
Retail unit sales of new trucks increased from 2025 to 2026 due to a 1,451 unit, or 33.8%, increase in same-store new retail unit sales. We believe the increase in same-store unit sales is primarily due to an improving freight environment, reduced truck market capacity, and customer orders placed ahead of anticipated 2027 emissions requirements, which began converting into retail truck deliveries during the third quarter of 2026.
Revenues
New commercial truck retail sales revenue increased from 2025 to 2026 due to a $160.3 million, or 25.8%, increase in same-store revenues. The increase in same-store revenue is due to the increase in same-store new retail unit sales, which increased revenue by $197.2 million, partially offset by an $8,578 per unit decrease in same-store comparative average selling price, which decreased revenue by $36.9 million. We believe the decrease in same-store comparative average selling price is primarily due to a change in the mix of units sold.
Gross Profit
New commercial truck retail gross profit increased from 2025 to 2026 due to a $7.0 million, or 20.2%, increase in same-store gross profit. The increase in same-store gross profit is due to the increase in same-store new retail unit sales, which increased gross profit by $10.6 million, partially offset by an $832 per unit decrease in same-store comparative average gross profit, which decreased gross profit by $3.6 million. We believe the decrease in same-store comparative average gross profit per unit is primarily due to a change in the mix of units sold.

			2026 vs. 2025
Used Commercial Truck Data	2026	2025	Change	% Change
Used retail unit sales	1,030	810	220	27.2%
Same-store used retail unit sales	1,030	810	220	27.2%
Used retail sales revenue	$82.7	$60.7	$22.0	36.2%
Same-store used retail sales revenue	$82.7	$60.7	$22.0	36.2%
Used retail sales revenue per unit	$80,293	$74,937	$5,356	7.1%
Same-store used retail sales revenue per unit	$80,293	$74,937	$5,356	7.1%
Gross profit — used	$11.0	$2.7	$8.3	307.4%
Same-store gross profit — used	$11.0	$2.7	$8.3	307.4%
Average gross profit per used truck retailed	$10,721	$3,354	$7,367	219.6%
Same-store average gross profit per used truck retailed	$10,721	$3,354	$7,367	219.6%
Gross margin % — used	13.3%	4.4%	8.9%	202.3%
Same-store gross margin % — used	13.3%	4.4%	8.9%	202.3%
Units
Retail unit sales of used trucks increased from 2025 to 2026 due to a 220 unit, or 27.2%, increase in same-store retail unit sales. We believe the increase in same-store unit sales is primarily due to improving freight rates from the reduction in overall market capacity and the increase in new truck orders ahead of the anticipated 2027 emissions requirements, which has increased demand for used trucks.
Revenues
Used commercial truck retail sales revenue increased from 2025 to 2026 due to a $22.0 million, or 36.2%, increase in same-store revenues. The increase in same-store revenue is due to the increase in same-store used retail unit sales, which increased revenue by $17.7 million, coupled with a $5,356 per unit increase in same-store comparative average selling price, which increased revenue by $4.3 million. We believe the increase in same-store comparative average selling price is primarily due to increased demand for used trucks resulting from higher freight rates from an improved freight environment and from the reduction in overall market capacity.
Gross Profit
Used commercial truck retail gross profit increased from 2025 to 2026 primarily due to an $8.3 million, or 307.4%, increase in same-store gross profit. The increase in same-store gross profit is due to a $7,367 per unit increase in same-store comparative average gross profit, which increased gross profit by $6.0 million, coupled with the increase in same-store used retail unit sales, which increased gross profit by $2.3 million. We believe the increase in same-store comparative average gross profit per unit is primarily due to improving freight rates and the reduction in overall market capacity which has increased demand for used trucks.

			2026 vs. 2025
Service and Parts Data	2026	2025	Change	% Change
Service and parts revenue	$250.3	$227.0	$23.3	10.3%
Same-store service and parts revenue	$247.7	$226.4	$21.3	9.4%
Gross profit — service and parts	$102.1	$92.1	$10.0	10.9%
Same-store service and parts gross profit	$100.5	$91.9	$8.6	9.4%
Gross margin % — service and parts	40.8%	40.6%	0.2%	0.5%
Same-store service and parts gross margin %	40.6%	40.6%	—%	—%
Revenues
Service and parts revenue increased from 2025 to 2026 primarily due to a $21.3 million, or 9.4%, increase in same-store revenues, coupled with a $2.0 million increase from an expanded collision facility. Customer pay work represented 79.2%, warranty represented 17.4%, and collision repair represented 3.4% of PTG's service and parts revenue. The increase in same-store revenue is due to a $17.7 million, or 9.8%, increase in customer pay revenue and a $3.7 million, or 9.4%, increase in warranty revenue, partially offset by a $0.1 million, or 1.4%, decrease in body shop revenue. We believe the increase in same-store service and parts revenue is due to the improving freight environment, resulting in increased demand for parts, repairs, and maintenance services and increased demand from delayed maintenance.
Gross Profit
Service and parts gross profit increased from 2025 to 2026 primarily due to an $8.6 million, or 9.4%, increase in same-store gross profit, coupled with a $1.4 million increase from an expanded collision facility. The increase in same-store gross profit is due to the increase in same-store revenues, which increased gross profit by $8.6 million. The increase in same-store gross profit is due to a $6.6 million, or 10.6%, increase in customer pay gross profit, a $1.8 million, or 8.2%, increase in warranty gross profit, and a $0.2 million, or 2.7%, increase in body shop gross profit.
Commercial Vehicle Distribution and Other Data
(In millions, except unit amounts)

			2026 vs. 2025
Penske Australia Data	2026	2025	Change	% Change
Commercial vehicle units (wholesale and retail)	448	284	164	57.7%
Power system units	161	309	(148)	(47.9)%
Sales revenue	$266.3	$206.6	$59.7	28.9%
Gross profit	$58.0	$46.5	$11.5	24.7%
Penske Australia primarily distributes and services commercial vehicles, engines, and power systems. This business generated $266.3 million of revenue during the three months ended September 30, 2026, compared to $206.6 million of revenue in the prior year period, an increase of 28.9%. This business also generated $58.0 million of gross profit during the three months ended September 30, 2026, compared to $46.5 million of gross profit in the prior year period, an increase of 24.7%. Excluding $17.9 million of favorable foreign currency fluctuations, revenue increased 20.2%, and excluding $4.0 million of favorable foreign currency fluctuations, gross profit increased 16.3%. These increases are primarily due to increased demand for energy systems products, including standby power energy solutions for our data systems customers, partially offset by a sales decline in the Australian and New Zealand heavy-duty truck market.
Selling, General, and Administrative Data
(In millions)

			2026 vs. 2025
Selling, General, and Administrative Data	2026	2025	Change	% Change
Personnel expense	$579.2	$563.9	$15.3	2.7%
Advertising expense	$30.9	$34.6	$(3.7)	(10.7)%
Rent & related expense	$113.7	$113.2	$0.5	0.4%
Other expense	$251.7	$233.1	$18.6	8.0%
Total SG&A expenses	$975.5	$944.8	$30.7	3.2%
Same-store SG&A expenses	$961.2	$923.7	$37.5	4.1%

Personnel expense as % of gross profit	43.7%	43.4%	0.3%	0.7%
Advertising expense as % of gross profit	2.3%	2.7%	(0.4)%	(14.8)%
Rent & related expense as % of gross profit	8.6%	8.7%	(0.1)%	(1.1)%
Other expense as % of gross profit	19.1%	17.9%	1.2%	6.7%
Total SG&A expenses as % of gross profit	73.7%	72.7%	1.0%	1.4%
Same-store SG&A expenses as % of same-store gross profit	73.8%	72.4%	1.4%	1.9%
Selling, general, and administrative expenses ("SG&A") increased from 2025 to 2026 due to a $37.5 million, or 4.1%, increase in same-store SG&A, partially offset by a $6.8 million decrease from net dealership acquisitions/dispositions. Excluding $0.3 million of unfavorable foreign currency fluctuations, same-store SG&A increased 4.0%. SG&A expenses as a percentage of gross profit was 73.7%, an increase of 100 basis points compared to 72.7% in the prior year. SG&A expenses as a percentage of total revenue were 11.6% and 11.7% in the three months ended September 30, 2026 and 2025, respectively. We believe the increase in SG&A expenses as a percentage of gross profit is primarily due to increases in personnel expenses, including employee benefits, information technology expenses, vehicle maintenance expenses, utility expenses, and costs associated with the Proposed Transaction.
Depreciation
(In millions)

			2026 vs. 2025
	2026	2025	Change	% Change
Depreciation	$45.5	$43.8	1.7	3.9%
Depreciation increased from 2025 to 2026 due to a $2.4 million, or 5.5%, increase in same-store depreciation due to capital expenditures, partially offset by a $0.7 million decrease from net dealership acquisitions/dispositions.
Floor Plan Interest Expense
(In millions)

			2026 vs. 2025
	2026	2025	Change	% Change
Floor plan interest expense	$38.5	$43.4	(4.9)	(11.3)%
Floor plan interest expense decreased from 2025 to 2026 due to a $4.2 million, or 9.9%, decrease in same-store floor plan interest expense, coupled with a $0.7 million decrease from net dealership acquisitions/dispositions. The overall decrease is due to decreases in applicable rates, partially offset by increases in average amounts outstanding under floor plan arrangements due to increasing levels of inventory.
Other Interest Expense
(In millions)

			2026 vs. 2025
	2026	2025	Change	% Change
Other interest expense	$30.9	$22.0	8.9	40.5%
Other interest expense increased from 2025 to 2026 due to increases in average revolver borrowing amounts outstanding under our credit agreements due to dealership acquisitions, partially offset by decreases in applicable rates.
Equity in Earnings of Affiliates
(In millions)

			2026 vs. 2025
	2026	2025	Change	% Change
Equity in earnings of affiliates	$68.3	$58.4	9.9	17.0%
Equity in earnings of affiliates increased from 2025 to 2026 primarily due to a $10.0 million, or 17.1%, increase in earnings from our investment in PTS. We believe the increase in our PTS equity earnings was driven by improved operating performance in full-service leasing and commercial rental, higher gains from the sale of revenue earning vehicles, improved fleet utilization, and lower operating and interest expenses, including depreciation expense.

Income Taxes
(In millions)

			2026 vs. 2025
	2026	2025	Change	% Change
Income taxes	$80.8	$78.7	2.1	2.7%
Income taxes increased $2.1 million from 2025 to 2026, despite generally flat pre-tax income. Our effective tax rate was 26.8% during the three months ended September 30, 2026, compared to 25.9% during the three months ended September 30, 2025, primarily due to our acquisition of PMG whose earnings only became subject to corporate income taxes after our November 2025 acquisition, coupled with the fluctuations in our geographic pre-tax income mix.
Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025
Retail Automotive Dealership New Vehicle Data
(In millions, except unit and per unit amounts)

			2026 vs. 2025
New Vehicle Data	2026	2025	Change	% Change
New retail unit sales (excluding agency)	158,676	162,629	(3,953)	(2.4)%
Same-store new retail unit sales (excluding agency)	154,252	158,543	(4,291)	(2.7)%
New agency unit sales	35,491	32,495	2,996	9.2%
Same-store new agency unit sales	35,353	32,292	3,061	9.5%
Total new units delivered	194,167	195,124	(957)	(0.5)%
Total same-store new units delivered	189,605	190,835	(1,230)	(0.6)%
New sales revenue	$9,669.7	$9,634.1	$35.6	0.4%
Same-store new sales revenue	$9,387.2	$9,415.5	$(28.3)	(0.3)%
New retail sales revenue per unit (excluding agency)	$60,370	$58,733	$1,637	2.8%
Same-store new retail sales revenue per unit (excluding agency)	$60,273	$58,872	$1,401	2.4%
Gross profit — new	$829.8	$887.8	$(58.0)	(6.5)%
Same-store gross profit — new	$801.1	$870.6	$(69.5)	(8.0)%
Average gross profit per new vehicle (excluding agency)	$4,695	$4,995	$(300)	(6.0)%
Same-store average gross profit per new vehicle (excluding agency)	$4,646	$5,020	$(374)	(7.5)%
Gross margin % — new	8.6%	9.2%	(0.6)%	(6.5)%
Same-store gross margin % — new	8.5%	9.2%	(0.7)%	(7.6)%
Units
Retail unit deliveries of new vehicles decreased from 2025 to 2026 due to a 1,230 unit, or 0.6%, decrease in same-store new unit deliveries, partially offset by a 273 unit increase from net dealership acquisitions/dispositions. Same-store retail units delivered decreased 3.4% in the U.S. and increased 3.4% internationally. Overall, new retail unit deliveries decreased 3.4% in the U.S. and increased 3.9% internationally. We believe the decrease in new retail unit deliveries in the U.S. is due to weather-related disruptions during January and February and the benefit in the prior period from tariff-related pull-forward of retail sales, as well as a decline in the sale of electric vehicles subsequent to the elimination of certain U.S. tax incentives as of September 30, 2025, partially offset by higher sales at our volume and domestic brand dealerships and improved new vehicle availability from certain manufacturers. We believe the increase in new retail unit deliveries internationally is primarily due to the increase in deliveries of our Chinese brand dealerships, partially offset by the elimination of premium vehicles from the government motability incentive program in the U.K.
Revenues
New vehicle sales revenue increased from 2025 to 2026 due to a $63.9 million increase from net dealership acquisitions/dispositions, partially offset by a $28.3 million, or 0.3%, decrease in same-store revenues. Excluding $67.2 million of favorable foreign currency fluctuations, same-store new revenue decreased 1.0%. Same-store revenue (excluding agency) decreased due to the decrease in same-store new retail unit sales, which decreased revenue by

$252.6 million, partially offset by a $1,401 per unit increase in same-store comparative average retail selling price (including a $421 per retail unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $216.1 million. We believe the increase in same-store comparative average retail selling price (excluding agency) is primarily due to the increased costs of acquiring vehicles from the manufacturer, coupled with a shift in sales mix toward higher-priced hybrid vehicles.
Gross Profit
Retail gross profit from new vehicle sales decreased from 2025 to 2026 due to a $69.5 million, or 8.0%, decrease in same-store gross profit, partially offset by an $11.5 million increase from net dealership acquisitions/dispositions. Excluding $6.7 million of favorable foreign currency fluctuations, same-store gross profit decreased 8.8%. Same-store gross profit (excluding agency) decreased due to a $374 per unit decrease in same-store comparative average gross profit (despite a $31 per retail unit increase attributable to favorable foreign currency fluctuations), which decreased gross profit by $57.7 million, coupled with the decrease in same-store new retail sales, which decreased retail gross profit by $21.5 million. We believe the decrease in same-store comparative average retail gross profit per unit (excluding agency) is primarily due to the benefit in the prior period from tariff-related pull-forward of retail sales, the mix of vehicles sold, and vehicle affordability considerations.
Retail Automotive Dealership Used Vehicle Data
(In millions, except unit and per unit amounts)

			2026 vs. 2025
Used Vehicle Data	2026	2025	Change	% Change
Used retail unit sales	176,831	173,730	3,101	1.8%
Same-store used retail unit sales	172,275	167,115	5,160	3.1%
Used retail sales revenue	$7,285.0	$6,822.5	$462.5	6.8%
Same-store used retail sales revenue	$7,126.0	$6,623.3	$502.7	7.6%
Used retail sales revenue per unit	$41,198	$39,271	$1,927	4.9%
Same-store used retail sales revenue per unit	$41,364	$39,633	$1,731	4.4%
Gross profit — used	$360.8	$376.2	$(15.4)	(4.1)%
Same-store gross profit — used	$351.2	$366.3	$(15.1)	(4.1)%
Average gross profit per used vehicle retailed	$2,040	$2,166	$(126)	(5.8)%
Same-store average gross profit per used vehicle retailed	$2,039	$2,192	$(153)	(7.0)%
Gross margin % — used	5.0%	5.5%	(0.5)%	(9.1)%
Same-store gross margin % — used	4.9%	5.5%	(0.6)%	(10.9)%
Units
Retail unit sales of used vehicles increased from 2025 to 2026 due to a 5,160 unit, or 3.1%, increase in same-store used retail unit sales, partially offset by a 2,059 unit decrease from net dealership acquisitions/dispositions. Our same-store units increased 0.7% in the U.S. and increased 5.7% internationally. Overall, our used units increased 0.6% in the U.S. and increased 3.1% internationally. We believe the increase in same-store retail sales of used units in the U.S. is primarily due to increased consumer demand due to overall affordability considerations, coupled with improved vehicle availability, partially offset by weather-related disruptions during January and February. We believe the increase in same-store retail sales of used units internationally is primarily due to increased consumer demand due to overall affordability considerations, coupled with increased operational enhancements internationally focused on growing used vehicle sales.
Revenues
Used vehicle retail sales revenue increased from 2025 to 2026 due to a $502.7 million, or 7.6%, increase in same-store revenues, partially offset by a $40.2 million decrease from net dealership acquisitions/dispositions. Excluding $95.9 million of favorable foreign currency fluctuations, same-store used retail revenue increased 6.1%. The increase in same-store revenue is due to a $1,731 per unit increase in same-store comparative average selling price (including a $557 per unit increase attributable to favorable foreign currency fluctuations), which increased revenue by $289.3 million, coupled with the increase in same-store used retail unit sales discussed above, which increased revenue by $213.4 million. We believe the increase in same-store comparative average selling price is primarily due to the increased costs to acquire vehicles.

Gross Profit
Retail gross profit from used vehicle sales decreased from 2025 to 2026 due to a $15.1 million, or 4.1%, decrease in same-store gross profit, coupled with a $0.3 million decrease from net dealership acquisitions/dispositions. Excluding $5.2 million of favorable foreign currency fluctuations, same-store gross profit decreased 5.6%. The decrease in same-store gross profit is due to a $153 per unit decrease in same-store comparative average gross profit (despite a $30 per unit increase attributable to favorable foreign currency fluctuations), which decreased gross profit by $25.6 million, partially offset by the increase in same-store used retail unit sales, which increased gross profit by $10.5 million. We believe the decrease in same-store comparative average gross profit per unit is primarily due to higher acquisition costs of vehicles, coupled with improved new vehicle availability as compared to the prior year.
Retail Automotive Dealership Finance and Insurance Data
(In millions, except unit and per unit amounts)

			2026 vs. 2025
Finance and Insurance Data	2026	2025	Change	% Change
Total retail unit sales	335,507	336,359	(852)	(0.3)%
Total same-store retail unit sales	326,527	325,658	869	0.3%
Total agency unit sales	35,491	32,495	2,996	9.2%
Total same-store agency unit sales	35,353	32,292	3,061	9.5%
Finance and insurance revenue	$610.9	$616.7	$(5.8)	(0.9)%
Same-store finance and insurance revenue	$597.7	$601.0	$(3.3)	(0.5)%
Finance and insurance revenue per unit (excluding agency)	$1,775	$1,797	$(22)	(1.2)%
Same-store finance and insurance revenue per unit (excluding agency)	$1,784	$1,828	$(44)	(2.4)%
Finance and insurance revenue decreased from 2025 to 2026 due to a $3.3 million, or 0.5%, decrease in same-store revenue, coupled with a $2.5 million decrease from net dealership acquisitions/dispositions. Excluding $5.2 million of favorable foreign currency fluctuations, same-store finance and insurance revenue decreased 1.4%. Same-store revenue (excluding agency) decreased due to a $44 per unit decrease in same-store comparative average finance and insurance retail revenue (despite a $15 per retail unit increase attributable to favorable foreign currency fluctuations), which decreased revenue by $14.3 million, partially offset by the increase in combined same-store new and used retail unit sales, which increased revenue by $1.6 million. Same-store finance and insurance revenue per unit (excluding agency) decreased 3.0% in the U.S. and decreased 4.0% in the U.K. We believe the decrease in same-store finance and insurance revenue per unit (excluding agency) is primarily due to lower penetration of various finance and insurance products in the U.S. and changes in finance commission arrangements in the U.K.
Retail Automotive Dealership Service and Parts Data
(In millions)

			2026 vs. 2025
Service and Parts Data	2026	2025	Change	% Change
Service and parts revenue	$2,600.8	$2,533.1	$67.7	2.7%
Same-store service and parts revenue	$2,545.7	$2,467.6	$78.1	3.2%
Gross profit — service and parts	$1,541.4	$1,485.8	$55.6	3.7%
Same-store service and parts gross profit	$1,506.5	$1,447.5	$59.0	4.1%
Gross margin % — service and parts	59.3%	58.7%	0.6%	1.0%
Same-store service and parts gross margin %	59.2%	58.7%	0.5%	0.9%
Revenues
Service and parts revenue increased from 2025 to 2026, with an increase of 2.5% in the U.S. and an increase of 3.0% internationally. The increase in service and parts revenue is due to a $78.1 million, or 3.2%, increase in same-store revenues, partially offset by a $10.4 million decrease from net dealership acquisitions/dispositions. Excluding $24.5 million of favorable foreign currency fluctuations, same-store revenue increased 2.2%. The increase in same-store revenue, which was partially offset by weather-related disruptions during January and February, is due to a $76.3 million, or 4.4%, increase in customer pay revenue and a $4.9 million, or 0.9%, increase in warranty revenue, partially offset by a $3.1 million, or 1.8%, decrease in vehicle preparation and body shop revenue. We believe the increase in same-store revenue is primarily due to implementation of technology in our service operations, increasing vehicle complexity, increases in effective labor rates, and increases in the retail cost of parts.
Gross Profit
Service and parts gross profit increased from 2025 to 2026 due to a $59.0 million, or 4.1%, increase in same-store gross profit, partially offset by a $3.4 million decrease from net dealership acquisitions/dispositions. Excluding $13.0 million of favorable foreign currency fluctuations, same-store gross profit increased 3.2%. The increase in same-store gross profit, which was partially offset by weather-related disruptions during January and February, is due to the increase in same-store revenues, which increased gross profit by $46.2 million, coupled with a 0.5% increase in same-store gross margin from 58.7% to 59.2%, which increased gross profit by $12.8 million. The increase in same-store gross profit is due to a $42.6 million, or 5.1%, increase in customer pay gross profit, a $10.6 million, or 3.6%, increase in warranty gross profit, and a $5.8 million, or 1.8%, increase in vehicle preparation and body shop gross profit. We believe the increase in same-store gross margin is primarily due to a change in the mix of warranty to more favorable customer pay in the U.K., coupled with an increase in the effective labor rate.
Retail Commercial Truck Dealership Data
(In millions, except unit and per unit amounts)

			2026 vs. 2025
New Commercial Truck Data	2026	2025	Change	% Change
New retail unit sales	12,811	12,675	136	1.1%
Same-store new retail unit sales	12,811	12,675	136	1.1%
New retail sales revenue	$1,776.6	$1,803.6	$(27.0)	(1.5)%
Same-store new retail sales revenue	$1,776.6	$1,803.6	$(27.0)	(1.5)%
New retail sales revenue per unit	$138,674	$142,288	$(3,614)	(2.5)%
Same-store new retail sales revenue per unit	$138,674	$142,288	$(3,614)	(2.5)%
Gross profit — new	$95.1	$104.8	$(9.7)	(9.3)%
Same-store gross profit — new	$95.1	$104.8	$(9.7)	(9.3)%
Average gross profit per new truck retailed	$7,422	$8,268	$(846)	(10.2)%
Same-store average gross profit per new truck retailed	$7,422	$8,268	$(846)	(10.2)%
Gross margin % — new	5.4%	5.8%	(0.4)%	(6.9)%
Same-store gross margin % — new	5.4%	5.8%	(0.4)%	(6.9)%
Units
Retail unit sales of new trucks increased from 2025 to 2026 due to a 136 unit, or 1.1%, increase in same-store new retail unit sales. We believe the increase in same-store unit sales is primarily due to an improving freight environment, reduced truck market capacity, and customer orders placed ahead of anticipated 2027 emissions requirements, which began converting into retail truck deliveries during the third quarter of 2026, partially offset by reduced order activity during the third and fourth quarters of 2025 related to the prolonged recessionary freight rate environment, tariffs, and uncertainty regarding 2027 EPA emission standards for Class 8 heavy-duty trucks.
Revenues
New commercial truck retail sales revenue decreased from 2025 to 2026 due to a $27.0 million, or 1.5%, decrease in same-store revenues. The decrease in same-store revenue is due to a $3,614 per unit decrease in same-store comparative average selling price, which decreased revenue by $45.9 million, partially offset by the increase in same-store new retail unit sales, which increased revenue by $18.9 million. We believe the decrease in same-store comparative average selling price is primarily due to a change in the mix of units sold.
Gross Profit
New commercial truck retail gross profit decreased from 2025 to 2026 due to a $9.7 million, or 9.3%, decrease in same-store gross profit. The decrease in same-store gross profit is due to an $846 per unit decrease in same-store comparative average gross profit, which decreased gross profit by $10.7 million, partially offset by the increase in same-store new retail unit sales, which increased gross profit by $1.0 million. We believe the decrease in same-store comparative average gross profit per unit is primarily due to a change in the mix of units sold.

			2026 vs. 2025
Used Commercial Truck Data	2026	2025	Change	% Change
Used retail unit sales	2,982	2,486	496	20.0%
Same-store used retail unit sales	2,982	2,486	496	20.0%
Used retail sales revenue	$221.5	$177.2	$44.3	25.0%
Same-store used retail sales revenue	$221.5	$177.2	$44.3	25.0%
Used retail sales revenue per unit	$74,284	$71,304	$2,980	4.2%
Same-store used retail sales revenue per unit	$74,284	$71,304	$2,980	4.2%
Gross profit — used	$26.8	$14.9	$11.9	79.9%
Same-store gross profit — used	$26.8	$14.9	$11.9	79.9%
Average gross profit per used truck retailed	$9,000	$5,999	$3,001	50.0%
Same-store average gross profit per used truck retailed	$9,000	$5,999	$3,001	50.0%
Gross margin % — used	12.1%	8.4%	3.7%	44.0%
Same-store gross margin % — used	12.1%	8.4%	3.7%	44.0%
Units
Retail unit sales of used trucks increased from 2025 to 2026 due to a 496 unit, or 20.0%, increase in same-store retail unit sales. We believe the increase in same-store unit sales is primarily due to improving freight rates from the reduction in overall market capacity and the increase in new truck orders ahead of the anticipated 2027 emissions requirements, which has increased demand for used trucks.
Revenues
Used commercial truck retail sales revenue increased from 2025 to 2026 due to a $44.3 million, or 25.0%, increase in same-store revenues. The increase in same-store revenue is due to the increase in same-store used retail unit sales, which increased revenue by $36.9 million, coupled with a $2,980 per unit increase in same-store comparative average selling price, which increased revenue by $7.4 million. We believe the increase in same-store comparative average selling price is primarily due to increased demand for used trucks resulting from higher freight rates from an improved freight environment and from the reduction in overall market capacity.
Gross Profit
Used commercial truck retail gross profit increased from 2025 to 2026 primarily due to an $11.9 million, or 79.9%, increase in same-store gross profit. The increase in same-store gross profit is due to a $3,001 per unit increase in same-store comparative average gross profit, which increased gross profit by $7.5 million, coupled with the increase in same-store used retail unit sales, which increased gross profit by $4.4 million. We believe the increase in same-store comparative average gross profit per unit is primarily due to improving freight rates and the reduction in overall market capacity which has increased demand for used trucks.

			2026 vs. 2025
Service and Parts Data	2026	2025	Change	% Change
Service and parts revenue	$720.2	$675.7	$44.5	6.6%
Same-store service and parts revenue	$713.4	$673.6	$39.8	5.9%
Gross profit — service and parts	$289.9	$279.6	$10.3	3.7%
Same-store service and parts gross profit	$286.0	$278.7	$7.3	2.6%
Gross margin % — service and parts	40.3%	41.4%	(1.1)%	(2.7)%
Same-store service and parts gross margin %	40.1%	41.4%	(1.3)%	(3.1)%

Revenues
Service and parts revenue increased from 2025 to 2026 due to a $39.8 million, or 5.9%, increase in same-store revenues, coupled with a $4.7 million increase from an expanded collision facility. Customer pay work represented 79.0%, warranty represented 17.7%, and collision repair represented 3.3% of PTG's service and parts revenue. The increase in same-store revenue is due to a $35.6 million, or 6.7%, increase in customer pay revenue and a $4.8 million, or 3.9%, increase in warranty revenue, partially offset by a $0.6 million, or 2.9%, decrease in body shop revenue. We believe the increase in same-store service and parts revenue is due to the improving freight environment, resulting in increased demand for parts, repairs, and maintenance services and increased demand from delayed maintenance.
Gross Profit
Service and parts gross profit increased from 2025 to 2026 due to a $7.3 million, or 2.6%, increase in same-store gross profit, coupled with a $3.0 million increase from an expanded collision facility. The increase in same-store gross profit is due to the increase in same-store revenues, which increased gross profit by $16.0 million, partially offset by a 1.3% decrease in same-store gross margin, which decreased gross profit by $8.7 million. The increase in same-store gross profit is due to a $6.7 million, or 3.6%, increase in customer pay gross profit and a $1.4 million, or 2.1%, increase in warranty gross profit, partially offset by a $0.8 million, or 3.6%, decrease in body shop gross profit.
Commercial Vehicle Distribution and Other Data
(In millions, except unit amounts)

			2026 vs. 2025
Penske Australia Data	2026	2025	Change	% Change
Commercial vehicle units (wholesale and retail)	924	882	42	4.8%
Power system units	544	931	(387)	(41.6)%
Sales revenue	$752.1	$619.3	$132.8	21.4%
Gross profit	$161.9	$134.9	$27.0	20.0%
Penske Australia primarily distributes and services commercial vehicles, engines, and power systems. This business generated $752.1 million of revenue during the nine months ended September 30, 2026, compared to $619.3 million of revenue in the prior year period, an increase of 21.4%. This business also generated $161.9 million of gross profit during the nine months ended September 30, 2026, compared to $134.9 million of gross profit in the prior year period, an increase of 20.0%. Excluding $64.0 million of favorable foreign currency fluctuations, revenue increased 11.1% and excluding $13.7 million of favorable foreign currency fluctuations, gross profit increased 9.9%. These increases are primarily due to increased demand for energy systems products, including standby power energy solutions for our data systems customers, partially offset by a sales decline in the Australian and New Zealand heavy-duty truck market.

Selling, General, and Administrative Data
(In millions)

			2026 vs. 2025
Selling, General, and Administrative Data	2026	2025	Change	% Change
Personnel expense	$1,730.2	$1,698.4	$31.8	1.9%
Advertising expense	$93.8	$99.1	$(5.3)	(5.3)%
Rent & related expense	$344.6	$334.1	$10.5	3.1%
Other expense	$746.5	$708.4	$38.1	5.4%
Total SG&A expenses	$2,915.1	$2,840.0	$75.1	2.6%
Same-store SG&A expenses	$2,847.9	$2,768.2	$79.7	2.9%

Personnel expense as % of gross profit	43.5%	42.7%	0.8%	1.9%
Advertising expense as % of gross profit	2.4%	2.5%	(0.1)%	(4.0)%
Rent & related expense as % of gross profit	8.7%	8.4%	0.3%	3.6%
Other expense as % of gross profit	18.6%	17.9%	0.7%	3.9%
Total SG&A expenses as % of gross profit	73.2%	71.5%	1.7%	2.4%
Same-store SG&A expenses as % of same-store gross profit	73.2%	71.2%	2.0%	2.8%
Selling, general, and administrative expenses ("SG&A") increased from 2025 to 2026 due to a $79.7 million, or 2.9%, increase in same-store SG&A, partially offset by a $4.6 million decrease from net dealership acquisitions/dispositions. Excluding $32.6 million of unfavorable foreign currency fluctuations, same-store SG&A increased 1.7%. SG&A expenses as a percentage of gross profit was 73.2%, an increase of 170 basis points compared to 71.5% in the prior year. SG&A expenses as a percentage of total revenue were 11.8% and 11.8% in the nine months ended September 30, 2026 and 2025, respectively. We believe the increase in SG&A expenses as a percentage of gross profit is primarily due to increases in personnel expenses, including employee benefits, information technology expenses, rent and rent related expenses, vehicle maintenance expenses, utility expenses, and costs associated with the Proposed Transaction, coupled with the impact of weather-related disruptions on gross profit and related expenses.
Depreciation
(In millions)

			2026 vs. 2025
	2026	2025	Change	% Change
Depreciation	$135.7	$127.5	8.2	6.4%
Depreciation increased from 2025 to 2026 due to a $9.0 million, or 7.3%, increase in same-store depreciation due to capital expenditures, partially offset by a $0.8 million decrease from net dealership acquisitions/dispositions.
Floor Plan Interest Expense
(In millions)

			2026 vs. 2025
	2026	2025	Change	% Change
Floor plan interest expense	$115.1	$129.2	(14.1)	(10.9)%
Floor plan interest expense decreased from 2025 to 2026 due to a $12.4 million, or 9.8%, decrease in same-store floor plan interest expense, coupled with a $1.7 million decrease from net dealership acquisitions/dispositions. The overall decrease is due to decreases in applicable rates, partially offset by increases in average amounts outstanding under floor plan arrangements due to increasing levels of inventory.

Other Interest Expense
(In millions)

			2026 vs. 2025
	2026	2025	Change	% Change
Other interest expense	$92.4	$66.1	26.3	39.8%
Other interest expense increased from 2025 to 2026 due to increases in average revolver borrowing amounts outstanding under our credit agreements due to dealership acquisitions, partially offset by decreases in applicable rates.
Equity in Earnings of Affiliates
(In millions)

			2026 vs. 2025
	2026	2025	Change	% Change
Equity in earnings of affiliates	$166.4	$145.3	21.1	14.5%
Equity in earnings of affiliates increased from 2025 to 2026 due to a $21.9 million, or 15.1%, increase in earnings from our investment in PTS, partially offset by the decrease in earnings from our joint ventures primarily due to the sale of our 50% interest in our joint venture in Spain during the second quarter of 2025. We believe the increase in our PTS equity earnings was driven by improved operating performance in full-service leasing revenue, improved fleet utilization, and lower operating and interest expenses, including depreciation expense.
Income Taxes
(In millions)

			2026 vs. 2025
	2026	2025	Change	% Change
Income taxes	$262.2	$256.8	5.4	2.1%
Income taxes increased from 2025 to 2026 despite a $28.5 million decrease in our pre-tax income compared to the prior year. Our effective tax rate was 26.8% during the nine months ended September 30, 2026, compared to 25.5% during the nine months ended September 30, 2025, primarily due to our acquisition of PMG whose earnings only became subject to corporate income taxes after our November 2025 acquisition, coupled with the fluctuations in our geographic pre-tax income mix.
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
We have historically expanded our operations through organic growth and the acquisition of dealerships and other businesses. We believe that cash flow from operations, dividends and distributions from PTS and our joint venture investments, and our existing capital resources, including the liquidity provided by our credit agreements and floor plan financing arrangements, will be sufficient to fund our existing operations and current commitments for at least the next twelve months (excluding any impact from the Proposed Transaction). In the event that economic conditions are more severely impacted than we expect due to geo-political conditions, the impact of tariffs and non-tariff trade barriers, any vehicle shortages resulting from supply chain difficulties, we pursue significant acquisitions or other expansion opportunities, pursue significant repurchases of our outstanding securities, or refinance or repay existing debt, we may need to raise additional capital either through the public or private issuance of equity or debt securities or through additional borrowings, which sources of funds may not necessarily be available on terms acceptable to us, if at all. In addition, our liquidity could be negatively impacted in the event we fail to comply with the covenants under our various financing and operating agreements or in the event our floor plan financing is withdrawn. Future events, including acquisitions, divestitures, new or revised operating lease agreements, borrowings or repayments under our credit agreements and our floor plan arrangements, raising capital, and purchases or refinancing of our securities, may also impact our liquidity.
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
As of September 30, 2026, we had $68.3 million of cash available to fund our operations and capital commitments. In addition, we had an aggregate of approximately $1.5 billion available for borrowing under our U.S. credit agreement, U.K. credit agreement, the revolving mortgage facility through Toyota Motor Credit Corporation in the U.S., and other various credit facilities.
Securities Repurchases
From time to time, our Board of Directors has authorized securities repurchase programs pursuant to which we may, as market conditions warrant, purchase our outstanding common stock or debt on the open market, in privately negotiated transactions, via a tender offer, through a pre-arranged trading plan, pursuant to the terms of an accelerated share repurchase program, or by other means. We have historically implemented pre-arranged trading plans as part of our securities repurchase programs. These plans authorize share repurchases based on parameters outlined in the specific plan during periods when we otherwise would not trade in our securities, such as the period approaching the end of a quarter through our public announcement of earnings. We have historically funded any such repurchases using cash flow from operations, borrowings under our U.S. Credit Agreement, and borrowings under our U.S. floor plan arrangements. The decision to make repurchases will be based on factors such as general economic and industry conditions, the market price of the relevant security versus our view of its intrinsic value, the potential impact of such repurchases on our capital structure, and our consideration of any alternative uses of our capital, such as for acquisitions, dividends, the repayment of our existing indebtedness, and strategic investments in our current businesses, in addition to any then-existing limits imposed by our finance agreements and securities trading policy. As of September 30, 2026, $221.2 million remained outstanding and available for repurchases under our securities repurchase program. This authority has no expiration. The Merger Agreement restricts our ability to repurchase our common stock, and we therefore do not expect further repurchases of shares under this authority during the pendency of the Proposed Transaction. Refer to the disclosures provided in Part I, Item 1, Note 11 of the Notes to our Consolidated Condensed Financial Statements for a summary of shares repurchased during the nine months ended September 30, 2026.

Dividends
We paid the following cash dividends on our common stock in 2025 and 2026:
Per Share Dividends

2025

First Quarter	$1.22
Second Quarter	$1.26
Third Quarter	$1.32
Fourth Quarter	$1.38

2026

First Quarter	$1.40
Second Quarter	$1.42
Third Quarter	$1.44
We also announced a cash dividend of $1.46 per share, payable on December 1, 2026, to stockholders of record on November 13, 2026. While future quarterly or other cash dividends will depend upon a variety of factors considered relevant by our Board, which may include our expectations regarding vehicle availability, the impact of recently announced tariffs, the rate of inflation, earnings, cash flow, capital requirements, restrictions relating to any then-existing indebtedness, financial condition, alternative uses of capital, and other factors, we currently expect to continue to pay dividends in the future. The Merger Agreement provides that we will continue paying regular quarterly cash dividends through the closing of the Merger, in each case, in an amount not to exceed $0.02 per share above the per share amount of the last quarterly dividend declared and paid in the immediately preceding quarter, as well as a pro-rated dividend for any partial quarter prior to the closing of the Merger.
Vehicle Financing
Refer to the disclosures provided in Part I, Item 1, Note 7 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of financing for the vehicles we purchase, including discussion of our floor plan and other revolving arrangements.
Long-Term Debt Obligations
As of September 30, 2026, we had the following long-term debt obligations outstanding:

(In millions)	September 30, 2026
U.S. credit agreement — revolving credit line	$498.0
U.K. credit agreement — revolving credit line	6.6
3.75% senior subordinated notes due 2029	497.9
Mortgage facilities	1,024.3
Other debt	340.4
Total long-term debt	$2,367.2
Less: current portion	(297.6)
Net long-term debt	$2,069.6
As of September 30, 2026, we were in compliance with all financial covenants under our credit agreements, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 9 of the Notes to our Consolidated Condensed Financial Statements for a detailed description of our long-term debt obligations.

Short-Term Borrowings
As of September 30, 2026, we had five principal sources of short-term borrowings: our U.S. credit agreement (with $1.5 billion of total capacity), U.K. credit agreement, other local country credit agreements, the revolving mortgage facility through Toyota Motor Credit Corporation, and the floor plan agreements that we utilize to finance our vehicle inventories. We are also able to access availability under the floor plan agreements to fund our cash needs. Our borrowings vary over time based on our cash flows, capital requirements and investment activities. The amounts outstanding under our floor plan agreements varied based on the timing of the receipt and expenditure of cash in our operations, driven principally by the levels of our vehicle inventories. Approximately $1.5 billion was available for borrowing under our various credit facilities as of September 30, 2026. During the nine months ended September 30, 2026, our outstanding revolving commitments under the U.S. credit agreement varied between $234.0 million and $934.0 million.
PTS Dividends
We hold a 28.9% ownership interest in PTS as noted above. Their partnership agreement requires PTS, subject to applicable law and the terms of its credit agreements, to make quarterly distributions to the partners with respect to each fiscal year by no later than 45 days after the end of each of the first three quarters of the year and by April 15 of the following year. PTS' partnership agreement and certain of its debt agreements allow partner distributions only as long as it is not in default under those agreements and the amount it pays does not exceed 50% of its consolidated net income, unless its debt-to-equity ratio is less than 3.0 to 1.0, in which case its distributions may not exceed 80% of its consolidated net income. We receive pro rata cash distributions relating to this investment, typically in April, May, August, and November of each year. During the nine months ended September 30, 2026, and 2025, we received $73.0 million and $69.5 million, respectively, of pro rata cash distributions relating to this investment. We currently expect to continue to receive future distributions from PTS quarterly, subject to its financial performance.
Investments
We account for each of our investments under the equity method, pursuant to which we record our proportionate share of the investee's income each period. The net book value of our investments was $2,013.8 million and $1,923.7 million as of September 30, 2026, and December 31, 2025, respectively, including $2,011.1 million and $1,920.6 million, respectively, relating to PTS.
Operating Leases
We estimate the total rent obligations under our operating leases, including any extension periods that we are reasonably certain to exercise at our discretion and assuming constant consumer price indices, to be $5.3 billion. As of September 30, 2026, we were in compliance with all financial covenants under these leases consisting principally of leases for dealerships and other properties, and we believe we will remain in compliance with such covenants for the next twelve months. Refer to the disclosures provided in Part I, Item 1, Note 3 and Note 10 of the Notes to our Consolidated Condensed Financial Statements for a description of our operating leases.
Supplemental Guarantor Financial Information
The following is a description of the terms and conditions of the guarantees with respect to senior subordinated notes of Penske Automotive Group, Inc. ("PAG") as the issuer of the 3.75% Notes (the "Senior Subordinated Notes").
The Senior Subordinated Notes are unsecured, senior subordinated obligations and are guaranteed on an unsecured senior subordinated basis by our 100% owned U.S. subsidiaries ("Guarantor subsidiaries"). The Senior Subordinated Notes also contain customary negative covenants and events of default. If we experience certain "change of control" events specified in the indenture, holders of the Senior Subordinated Notes will have the option to require us to purchase for cash all or a portion of their Senior Subordinated Notes at a price equal to 101% of the principal amount of the Senior Subordinated Notes, plus accrued and unpaid interest. The Proposed Transaction is not a "change of control" under these notes as long as we comply with certain technical requirements of the notes. In addition, if we make certain asset sales and do not reinvest the proceeds thereof or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the Senior Subordinated Notes at a price equal to 100% of the principal amount of the Senior Subordinated Notes, plus accrued and unpaid interest.
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
Condensed income statement information:

	PAG and Guarantor Subsidiaries
	Nine Months Ended September 30, 2026	Twelve Months Ended December 31, 2025
Revenues	$14,269.9	$18,852.1
Gross profit	2,371.1	3,179.9
Equity in earnings of affiliates	167.0	192.8
Net income	572.6	799.6
Net income attributable to Penske Automotive Group	572.6	799.6
Condensed balance sheet information:

	PAG and Guarantor Subsidiaries
	September 30, 2026	December 31, 2025
Current assets	$3,019.8	$2,845.6
Property and equipment, net	1,839.7	1,707.8
Equity method investments	2,012.4	1,921.9
Other noncurrent assets (1)	4,597.4	4,122.7
Current liabilities	3,179.6	2,911.8
Noncurrent liabilities	4,693.2	4,316.5
__________
(1)There were no amounts due from Non-Guarantor subsidiaries as of September 30, 2026, compared to $27.3 million as of December 31, 2025.
During the nine months ended September 30, 2026, PAG received $60.4 million from Non-Guarantor subsidiaries. During the twelve months ended December 31, 2025, PAG received $189.8 million from Non-Guarantor subsidiaries.
Cash Flows
The following table summarizes the changes in our cash provided by (used in) operating, investing, and financing activities. The major components of these changes are discussed below.

	Nine Months Ended September 30,
(In millions)	2026	2025
Net cash provided by operating activities	$724.6	$899.4
Net cash used in investing activities	(708.0)	(129.1)
Net cash used in financing activities	(12.8)	(771.9)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	6.7
Net change in cash and cash equivalents	$3.6	$5.1
Cash Flows from Operating Activities
Cash flows from operating activities include net income, as adjusted for non-cash items and the effects of changes in working capital.

We had net cash provided by operating activities of $724.6 million and $899.4 million during the nine months ended September 30, 2026 and 2025, respectively. The decrease of $174.8 million was primarily due to the timing of working capital related payments, including accounts receivable, inventory, and floor plan notes payable. Excluding non-cash items, these impacts were coupled with a decrease in earnings as discussed above under "Results of Operations."
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

	Nine Months Ended September 30,
(In millions)	2026	2025
Net cash provided by operating activities as reported	$724.6	$899.4
Floor plan notes payable — non-trade as reported	109.4	(30.3)
Net cash provided by operating activities including all floor plan notes payable	$834.0	$869.1
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of cash used for capital expenditures, proceeds from the sale of dealerships, proceeds from the sale of property and equipment, and cash used for net expenditures for acquisitions. Capital expenditures were $217.1 million and $239.3 million during the nine months ended September 30, 2026 and 2025, respectively. Capital expenditures relate primarily to improvements to our existing dealership facilities, the construction of new facilities, the acquisition of the property or buildings associated with existing leased facilities, and the acquisition of land for future development. We currently expect to finance our capital expenditures with operating cash flows or borrowings under our credit agreements. Proceeds from the sale of dealerships were $151.7 million and $80.1 million during the nine months ended September 30, 2026 and 2025, respectively. Proceeds from the sale of property and equipment were $30.2 million and $25.8 million during the nine months ended September 30, 2026 and 2025, respectively. Cash used in acquisitions, net of cash acquired, was $669.7 million and included $15.0 million of cash used to repay sellers' floor plan liabilities in such business acquisitions during the nine months ended September 30, 2026, compared to $21.5 million cash used in acquisitions during the nine months ended September 30, 2025.
Cash Flows from Financing Activities
Cash flows from financing activities primarily include net borrowings of debt, net borrowings and repayments of floor plan notes payable non-trade, repurchases of common stock, dividends, and payments for debt issuance costs.
We had net borrowings of other debt of $204.2 million and $235.7 million during the nine months ended September 30, 2026 and 2025, respectively. We had net borrowings of floor plan notes payable non-trade of $109.4 million and net repayments of $30.3 million during the nine months ended September 30, 2026 and 2025, respectively. We repurchased 0.2 million and 0.8 million shares of common stock under our securities repurchase program for $26.3 million and $119.0 million during the nine months ended September 30, 2026 and 2025, respectively. We acquired 95,104 and

137,406 shares of common stock from employees in connection with a net share settlement feature of employee equity awards for $16.2 million and $22.6 million during the nine months ended September 30, 2026 and 2025, respectively. We also paid cash dividends to our stockholders of $281.0 million and $252.7 million during the nine months ended September 30, 2026 and 2025, respectively. We made payments for debt issuance costs of $1.4 million and $0.6 million during the nine months ended September 30, 2026, and 2025, respectively.
Tax Developments
Global Minimum Tax
The Organization for Economic Co-operation and Development ("OECD"), an international association of thirty-eight countries including the United States, has proposed reform of international taxation known as Pillar Two, which imposes a global minimum corporate income tax rate of 15% on multinational companies. In December 2022, the European Union ("EU") Member States formally adopted a directive that implements the OECD Pillar Two framework, which is expected to be enacted into the national laws of the EU member states. Certain countries in which we operate have enacted legislation to adopt the Pillar Two framework effective for the Company for the calendar year 2024. Several other countries are also considering changes to their local tax laws to implement this framework in the future. We expect the enacted Pillar Two legislation to increase tax compliance obligations; however, we do not anticipate any monetary impact from any Pillar Two legislation as all of the jurisdictions in which we operate currently have and are expected to have an effective tax rate greater than the minimum threshold of 15%. We will continue to monitor new guidance in this area including proposed and enacted legislative changes as further information becomes available.
One Big Beautiful Bill Act
On July 4, 2025, H.R. 1, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), was signed into law. The OBBBA reinstates 100% bonus depreciation for qualified property placed in service after January 19, 2025. This provision allows for immediate expensing for income tax purposes of the full cost of eligible tangible assets, including certain machinery, equipment and building improvements, which will benefit the tax treatment of PTS vehicle purchases. The bill also provides certain consumers with a tax deduction for the interest on loans for certain U.S.-assembled vehicles and eliminated federal EV tax credits for vehicles purchased or leased after September 30, 2025. Further, the OBBBA has effectively eliminated fines for automotive manufacturers who fail to meet federal fuel efficiency standards for vehicles dating back to model year 2022, which is expected to result in significant savings for vehicle manufacturers. We have experienced lower new U.S. EV sales as a result of the elimination of the EV tax credits, and we continue to evaluate the additional impact of the OBBBA on our consolidated financial statements and any cash flow implications.
Related Party Transactions
Stockholders Agreement. Several of our directors and officers are affiliated with Penske Corporation or related entities. Roger Penske, our Chair of the Board and Chief Executive Officer, is also Chair of the Board and Chief Executive Officer of Penske Corporation and through entities affiliated with Penske Corporation is our largest stockholder owning approximately 52.3% of our outstanding common stock. Mitsui & Co., Ltd. and Mitsui & Co. (USA), Inc. (collectively, "Mitsui") own approximately 20.3% of our outstanding common stock. Mitsui, Penske Corporation and Penske Automotive Holdings Corp. (together with Penske Corporation, the "Penske companies") are parties to a stockholders agreement which expires March 26, 2030 (the "Stockholders Agreement"). Pursuant to the Stockholders Agreement, in connection with any stockholder election of directors, the Penske companies agreed to vote their shares for two directors who are representatives of Mitsui as long as Mitsui owns in excess of 20% of our outstanding common stock, and for one director as long as Mitsui owns in excess of 10% of our outstanding common stock. Mitsui agreed to vote its shares for up to fourteen directors voted for by the Penske companies.
Proposed Take-Private Transaction. On October 15, 2026, we entered into the Merger Agreement. See Note 1 to our Consolidated Condensed Financial Statements - "Proposed Take-Private Transaction" and Part II, Item 1A. "Risk Factors" for further information.
Voting Agreement. Penske Corporation ("PC") and the Company entered into a voting agreement (the "Voting Agreement") pursuant to which PC agreed, on each matter brought to a vote at any annual or special meeting of our stockholders and in connection with any action proposed to be taken by consent of our stockholders in lieu of a meeting, to vote all shares of Voting Common Stock, or other voting or equity securities of ours which could be issued (together with the Voting Common Stock, the "Voting Securities") beneficially owned by PC, that, together with the Voting Securities held by Roger S. Penske, our Chair and Chief Executive Officer, and any entity that Roger S. Penske controls, exceed 43.57% of the outstanding Voting Securities (the "Excess Voting Securities"), in the same proportion as all votes cast by stockholders other than PC, Roger S. Penske or any entity that Roger S. Penske controls (except as otherwise required by the existing Stockholders Agreement). Any Voting Securities that are not Excess Voting Securities may be voted at the discretion of PC. The Voting Agreement will terminate per its terms at the time that PC ceases to beneficially own 30% or more of the Voting Securities then outstanding. Notwithstanding the foregoing, the Voting Agreement does not impact the provisions of the Stockholders Agreement noted above as currently in effect.
Other Related Party Interests and Transactions. Robert Kurnick, Jr., our President and a director, is also the Vice Chair and a director of Penske Corporation and an Advisory Board member of PTS. Bud Denker, our Executive Vice President, Human Resources, is also the President of Penske Corporation. Greg Penske, the Vice Chair of our Board of Directors, is the son of our Chair and is also a director of Penske Corporation. Michael Eisenson, one of our directors, is also a director of Penske Corporation. Yosuke Kawakami, one of our directors, is also an employee of Mitsui & Co.
We sometimes pay to and/or receive fees from Penske Corporation, its subsidiaries, and its affiliates for services rendered in the ordinary course of business or to reimburse payments made to third parties on each other's behalf. These transactions are reviewed periodically by our Audit Committee and reflect the provider's cost or an amount mutually agreed upon by both parties.
We own a 28.9% interest in PTS. PTS, discussed previously, is owned 41.1% by Penske Corporation, 28.9% by us, and 30.0% by Mitsui. The PTS partnership agreement, among other things, provides us with specified partner distribution and governance rights and restricts our ability to transfer our interest. The partnership has an eleven-member Advisory Board. We have the right to appoint one Advisory Board member and appointed Robert H. Kurnick, Jr., our President. Michael Eisenson, one of our directors, is also a member of the Advisory Board, and Lisa Davis, one of our directors, was previously a member of the Advisory Board until August 7, 2026. We have the right to pro rata quarterly distributions equal to at least 50% of PTS' consolidated net income, as well as specified minority rights which require our and/or Mitsui's consent for certain actions taken by PTS as specified in the PTS partnership agreement.
Joint Venture Relationships
From time to time, we enter into joint venture relationships in the ordinary course of business, pursuant to which we own and operate automotive dealerships together with other investors. We may also provide these dealerships with working capital and other debt financing at costs that are based on our incremental borrowing rate. As of September 30, 2026, our automotive joint venture relationships were as follows:

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
•our business strategy; and
•with respect to the Proposed Transaction, the ability of Buyer and the Company to complete the transactions contemplated by the Merger Agreement, including the parties' ability to satisfy the conditions set forth in the Merger Agreement; the ability of Buyer to finance the Merger, statements about the expected timetable for completing the Merger, Buyer's and the Company's beliefs and expectations and statements about the benefits sought to be achieved in Buyer's proposed acquisition of the Company, the potential effects of the acquisition on each of Buyer and the Company; as well as the possibility of any termination of the Merger Agreement.
Forward-looking statements involve known and unknown risks and uncertainties and are not assurances of future performance. Actual results may differ materially from anticipated results due to a variety of factors, including the factors identified in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025, Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2026 and June 30, 2026, Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, and our other periodic reports filed with the Securities and Exchange Commission. Important factors that could also cause actual results to differ materially from our expectations include the following:
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
•shares of our common stock eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well; and
•with respect to the Proposed Transaction, there can be no guarantees that the conditions to the closing of the Merger will be satisfied on the expected timetable or at all, and additional risks and uncertainties include uncertainties as to the closing of the Merger, including the possibility that the Merger may not be completed in a timely manner or at all, which could adversely affect our business and the market price of our common stock; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement, including circumstances that could require us to pay Buyer a termination fee of $383.0 million; the possibility that various conditions to the consummation of the Merger may not be satisfied or waived, including uncertainty as to how many of our unaffiliated stockholders will vote in favor of the Merger; the ability to obtain necessary regulatory approvals or to obtain them on acceptable terms or within expected timing; the risk that any announcements relating to the Proposed Transaction could have adverse effects on the market price of our common stock, credit ratings or operating results; the risk that the market price of our common stock may fluctuate during the pendency of the Proposed Transaction and may decline significantly if the Proposed Transaction is not completed; the fact that the Merger Consideration is fixed and will not be adjusted for changes in our business, financial condition or operating results or in the market price of our common stock; the effects of disruption from the Proposed Transaction and the impact of the announcement and pendency of the Proposed Transaction on our business, including our ability to attract, retain and hire key personnel and to maintain relationships with manufacturers, customers, suppliers and others with whom we do business, employee departures, diversion of management's time and attention from ordinary course business operations, negative publicity, competitive responses to the Proposed Transaction, or certain restrictions during the pendency of the Proposed Transaction that may impact our ability to pursue certain business opportunities or strategic transactions; provisions of the Merger Agreement that limit our ability to pursue alternatives to the Merger, which could discourage a third party from making an alternative acquisition proposal; the risk that stockholder litigation in connection with the Proposed Transaction may prevent or delay the completion of the Proposed Transaction or may result in significant costs of defense, indemnification and liability; the risk that there may be significant transaction costs, which we will continue to incur whether or not the Proposed Transaction is completed, and other unexpected costs, charges or expenses resulting from the Proposed Transaction.
We urge you to carefully consider these risk factors and further information identified in our Annual Report on Form 10-K for the year ended December 31, 2025, Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2026 and June 30, 2026, Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, and our other periodic reports filed with the Securities and Exchange Commission in evaluating all forward-looking statements regarding our business. Readers of this report are cautioned not to place undue reliance on the forward-

looking statements contained in this report. All forward-looking statements attributable to us are qualified in their entirety by this cautionary statement. Except to the extent required by the federal securities laws and the Securities and Exchange Commission's rules and regulations, we have no intention or obligation to update publicly any forward-looking statements whether as a result of new information, future events, or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates. We are exposed to market risk from changes in the interest rates on a significant portion of our outstanding debt. Outstanding revolving balances under our credit agreements bear interest at the prevailing benchmark interest rates in our various markets. Based on an average of the aggregate amounts outstanding under these facilities during the nine months ended September 30, 2026, a 100-basis-point change in interest rates would result in an approximate $14.6 million change to our annual other interest expense.
Similarly, amounts outstanding under floor plan financing arrangements also bear interest at the prevailing benchmark interest rates in our various markets. Based on an average of the aggregate amounts outstanding under our floor plan financing arrangements subject to variable interest payments during the nine months ended September 30, 2026, a 100-basis-point change in interest rates would result in an approximate $41.3 million change to our annual floor plan interest expense.
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
Foreign Currency Exchange Rates. As of September 30, 2026, we had consolidated operations in the U.K., Germany, Italy, Japan, Canada, Australia, and New Zealand. In each of these markets, the local currency is the functional currency. In the event we change our intent with respect to the investment in any of our international operations, we would expect to implement strategies designed to manage those risks in an effort to mitigate the effect of foreign currency fluctuations on our earnings and cash flows. A ten percent change in average exchange rates versus the U.S. dollar would have resulted in an approximate $1.0 billion change to our revenues for the nine months ended September 30, 2026.
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
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely discussions regarding required disclosure.
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
Item 1A. Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, and Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2026 and June 30, 2026, along with our other periodic reports filed with the Securities and Exchange Commission, which could materially affect our business, financial condition, or future results. The following disclosure further updates the risk factors included in our 2025 Annual Report on Form 10-K:
Risks Relating to the Proposed Transaction
The Proposed Transaction and the pendency of the Proposed Transaction could have a material effect on our business, results of operations, financial condition and stock price.
On October 15, 2026, we entered into the Merger Agreement discussed in Note 1 to our Consolidated Condensed Financial Statements under the heading "– Proposed Take-Private Transaction." The consummation of the Merger is subject to certain conditions, including, among others, approval of certain regulatory authorities and the Company Stockholder Approval (as defined in the Merger Agreement). There are certain risks to our stockholders from the Proposed Transaction, including:
•the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
•the fact that receipt of the all-cash per share Merger Consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•the fact that, if the Proposed Transaction is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.
During the period prior to the closing of the Proposed Transaction, our business is exposed to certain inherent risks due to the effect of the announcement or pendency of the Proposed Transaction on our business relationships, financial condition, operating results and business, including:
•the possibility of disruption to our business and operations, including significant diversion of management attention and resources as well as negative publicity and competitive responses to the Proposed Transaction;
•the inability to attract and retain key personnel, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Proposed Transaction;
•the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Proposed Transaction, and other restrictions on our ability to conduct our business;
•the impact of the substantial costs, fees, expenses and charges related to the Merger Agreement and the Proposed Transaction, which we have incurred and expect to continue to incur whether or not the Proposed Transaction is completed;
•unanticipated difficulties or expenditures relating to the Proposed Transaction;

•the pendency and outcome of the legal proceedings that may be instituted against us, our directors, executive officers and others relating to the Proposed Transaction; and
•other developments beyond our control, including, changes in domestic or global economic conditions that may affect the timing or success of the Proposed Transaction.
The Proposed Transaction may not be completed within the expected timeframe, or at all, and significant delay or the failure to complete the Proposed Transaction could adversely affect our business.
Our business, our relationships or our financial condition may be adversely affected if the Proposed Transaction is not consummated within the expected timeframe, or at all. The consummation of the Proposed Transaction is subject to certain conditions, including receipt of the Company Stockholder Approval and certain specified regulatory approvals. The necessary regulatory approvals may not be obtained on a timely basis or at all, or may be obtained subject to conditions that could delay completion of the Proposed Transaction or adversely affect our business. The Merger Agreement contains termination rights, including among others by either party if (i) consummation of the Merger has not occurred by October 15, 2027 (ii) the Company Stockholder Approval is not obtained, (iii) a final, non-appealable law or governmental order prohibits the Merger, and (iv) there are breaches by the other parties of certain representations, warranties, covenants or agreements. While it is currently anticipated that the Proposed Transaction will be consummated in the first quarter of 2027, these conditions may not be satisfied in a timely manner or at all. Failure to complete the Proposed Transaction within the expected timeframe, or at all, could adversely affect our business and the market price of our common stock in several ways, including to the extent that the current market price of our stock reflects an assumption that the Proposed Transaction will be completed. The price of our common stock may fluctuate during the pendency of the Proposed Transaction and could decrease significantly if the Proposed Transaction is not completed. Moreover, we may be required to pay Buyer a termination fee of $383.0 million if the Merger Agreement is terminated in certain circumstances, including if we terminate the Merger Agreement to enter into a definitive agreement providing for a Superior Proposal (as defined in the Merger Agreement), as noted above.
Buyer is owned by PC and Mitsui, which, together with certain of their affiliates, own approximately 72.6% of our outstanding common stock, and their ownership and the terms of the Merger Agreement and related agreements may discourage alternative transactions.
Buyer is an entity owned by PC and Mitsui. Concurrently with the execution of the Merger Agreement, the Investor Group Members and certain of their affiliates, who collectively own approximately 72.6% of the outstanding shares of our common stock, entered into voting and support agreements with us and Buyer (the “Support Agreements”) pursuant to which they agreed, among other things, to vote their shares in favor of the adoption of the Merger Agreement and the approval of the Merger and against any competing acquisition proposal (subject, in the case of PC and its affiliates, to certain limitations), and not to transfer their shares prior to the termination of the Support Agreements, subject to certain exceptions. In addition, the Merger Agreement restricts our ability to solicit competing acquisition proposals, subject to certain exceptions, and requires us to pay Buyer a termination fee of $383.0 million under specified circumstances. These factors could discourage a third party from making an alternative proposal, including a proposal that might be more favorable to the Unaffiliated Company Stockholders, or could cause a third party to propose a lower price than it might otherwise propose. If the Proposed Transaction is not completed, PC and Mitsui will continue to own a majority of our common stock and to have significant influence over us.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger Agreement is in effect, we are generally required to conduct our business in the ordinary course consistent with past practice, and are restricted from taking certain actions without Buyer's prior consent. These limitations include, among other things, restrictions on our ability to amend our organizational documents, acquire other businesses and assets, dispose of our material assets, make investments, repurchase, reclassify or issue securities, including repurchases of our common stock, pay dividends (subject to certain exceptions, including with respect to our regular quarterly dividend), incur indebtedness, make capital expenditures, enter into, amend or terminate certain contracts, change accounting policies or procedures, settle certain litigation, or make or change tax elections or tax accounting methods. These restrictions, although subject to certain exceptions, could prevent us from pursuing strategic business opportunities and taking extraordinary actions with respect to our business during this period. We may find that these and other obligations in the Merger Agreement may delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and Board think such responses may be advisable. Such limitations could adversely affect our business, operating results and our stock price and our perceived acquisition value, regardless of whether the Proposed Transaction is completed.

We will incur direct and indirect costs as a result of the Proposed Transaction, which may be more expensive to complete than anticipated.
We have incurred, and will continue to incur, substantial costs, expenses and fees for professional services and other transaction costs in connection with the Proposed Transaction, whether or not the Proposed Transaction is completed. The Proposed Transaction may be more expensive to complete than anticipated as a result of unexpected factors or events, including, but not limited to, delays in consents or approvals or transaction litigation.
We expect to incur substantial indebtedness to finance a portion of the aggregate Merger Consideration, and the financing for the Proposed Transaction may not be available.
Buyer expects to fund the aggregate Merger Consideration and related fees and expenses through the Equity Financing (as defined in the Merger Agreement) of up to $2.2 billion from PC and Mitsui pursuant to equity commitment letters, and debt financing of up to $1.8 billion pursuant to a debt commitment letter from JPMorgan, Bank of America and Wells Fargo, subject to customary conditions set forth therein, with borrowings under such debt commitment letter reduced by up to $1.8 billion of additional senior subordinated notes to be issued by Buyer and/or up to $1.1 billion of additional borrowings under our U.S. Credit Agreement. The Amendment provides us with a one-time option to increase the aggregate revolving commitment under our U.S. Credit Agreement from $1.5 billion to up to $2.4 billion, including up to $400.0 million of uncollateralized borrowings in excess of a defined borrowing base, and permits us to incur up to $1.8 billion of additional indebtedness to finance the Proposed Transaction in the form of a senior unsecured 364-day bridge facility and/or new senior subordinated notes. The increase in the revolving commitment is subject to conditions, including the funding of not less than $2.2 billion of Equity Financing, and will expire if it has not become effective on or before the fifth business day after the Outside Date (as defined in the Merger Agreement). Although the Merger Agreement does not contain a financing condition, if the committed debt financing or the Equity Financing is not available on the anticipated terms or at all, the Proposed Transaction may be delayed or may not be completed.
Litigation related to the Proposed Transaction could prevent or delay completion of the Proposed Transaction or otherwise negatively affect our business and operations.
Lawsuits may be filed against us, our Board, the other parties to the Merger Agreement, or others, in connection with the transactions contemplated by the Merger Agreement, that could delay or prevent the completion of the Proposed Transaction and otherwise adversely affect our business, results of operations and financial condition. The outcome of litigation is uncertain, and we may not be successful in defending against such future lawsuits. These lawsuits could result in significant costs to us, including any costs associated with the indemnification of directors and officers.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit No.	Description

2.1*
Agreement and Plan of Merger, dated October 15, 2026, by and between Penske Automotive Group, Inc. and Motown Acquisition Corp. (incorporated by reference from Exhibit 2.1 to the Form 8-K filed October 15, 2026)

4.1*
Limited Consent and Thirteenth Amendment to the Fifth Amended and Restated Credit Agreement dated October 15, 2026, among Penske Automotive Group, Inc., Mercedes-Benz Financial Services USA LLC, Toyota Motor Credit Corporation and Daimler Truck Financial Services USA LLC, which includes a Conformed Copy of the Fifth Amended and Restated Credit Agreement. (incorporated by reference from Exhibit 4.1 to the Form 8-K filed October 15, 2026)

10.1*
Voting and Support Agreement, dated October 15, 2026, by and among Penske Automotive Group, Inc., Motown Acquisition Corp., Mitsui & Co., Ltd. and Mitsui & Co. (U.S.A.), Inc. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed October 15, 2026)

10.2*
Voting and Support Agreement, dated October 15, 2026, by and among Penske Automotive Group, Inc., Motown Acquisition Corp., Penske Corporation, Penske Automotive Holdings Corp., Roger S. Penske and Roger S. Penske Trust. (incorporated by reference from Exhibit 10.2 to the Form 8-K filed October 15, 2026)

10.3	Form of Indemnification Agreement. (incorporated by reference from Exhibit 10.3 to the Form 8-K filed October 15, 2026)

22.1	List of Guarantor Subsidiaries under the Company's Senior Subordinated Notes

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification

32	Section 1350 Certification

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
________________________
* Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENSKE AUTOMOTIVE GROUP, INC.

	By:	/s/ Roger Penske
Roger Penske
Date: October 29, 2026		Chief Executive Officer

	By:	/s/ Michelle Hulgrave
Michelle Hulgrave
Date: October 29, 2026		Chief Financial Officer